Form 10-Q
period 1996-03-31
ALLMERICA FINANCIAL CORP
filed 1996-05-14
CIK 944695

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 1996

OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from:         to

 1-13754
(Commission file number)

 ALLMERICA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

 Delaware                                   04-3263626
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification Number)

 440 Lincoln Street, Worcester, Massachusetts  01653
(Address of principal executive offices)
(Zip Code)

(508) 855-1000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [  X  ]     No [     ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes [     ]     No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 50,134,651 shares of common stock outstanding, as of May 1, 1996.

27
Total Number of Pages


TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

    Item 1. - Financial Statements (Unaudited)
          Consolidated Statements of Income                        3
          Consolidated Statements of Shareholders' Equity          4
          Consolidated Balance Sheets                              5
          Consolidated Statements of Cash Flows                    6
          Notes to Interim Consolidated Financial Statements     7-9


    Item 2. -	Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                       10-25


PART II. - OTHER INFORMATION

    Item 6. - Exhibits and Reports on Form 8-K                    26


SIGNATURES





PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

ALLMERICA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME <FN1>
                                                  (Unaudited)
                                                  Quarter Ended
                                                  March 31,
(In millions, except per share data)              1996        1995
REVENUES
  Premiums                                        $  547.6    $  566.8
  Universal life and investment
   product policy fees                                46.5        41.1
  Net investment income                              161.1       182.5
  Net realized investment gains(losses)               51.6        (2.2)
  Realized gain on sale of mutual fund
   processing business                                 0.0        20.7
  Other income                                        21.6        32.5
    Total revenues                                   828.4       841.4

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims, losses and loss
   adjustment expenses                               496.9       523.2
  Policy acquisition expenses                        119.7       115.3
  Other operating expenses                           115.6       123.7
    Total benefits, losses and expenses              732.2       762.2

Income before federal income taxes                    96.2        79.2

Federal income tax expense
  Current                                             18.6        17.6
  Deferred                                             5.6         6.5
    Total federal income tax expense                  24.2        24.1

Income before minority interest and
 extraordinary item                                   72.0        55.1
Minority interest                                    (24.7)      (15.9)

Income before extraordinary item                      47.3        39.2

Extraordinary item - demutualization expenses          0.0        (2.5)

Net income                                        $   47.3    $   36.7

PER SHARE DATA

Income before extraordinary item                  $   0.94
Extraordinary item - demutualization expenses         0.00
Net income                                        $   0.94

Dividends declared to shareholders                $   0.05

Weighted average shares outstanding                   50.1

<FN1>
The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY <FN1>

                                                                                           (Unaudited)
                                                                                           Quarter Ended
                                                                                           March 31,
(In millions)                                                                              1996           1995
COMMON STOCK
  Balance at beginning and end of period                                                   $      0.5     $      0.0

ADDITIONAL PAID-IN-CAPITAL
  Balance at beginning and end of period                                                      1,382.5            0.0

RETAINED EARNINGS
  Balance at beginning of period                                                                 38.2        1,071.4
  Net income                                                                                     47.3           36.7
  Dividends to shareholders                                                                      (2.5)           0.0
  Balance at end of period                                                                       83.0        1,108.1

NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
  Balance at beginning of period                                                                153.0          (79.0)
  Net (depreciation) appreciation on available-for-sale securities                             (133.4)         161.1
  Benefit (provision) for deferred federal income taxes                                          46.7          (56.6)
  Minority interest                                                                              23.6          (25.9)
  Balance at end of period                                                                       89.9           (0.4)

    Total shareholders' equity                                                             $  1,555.9     $  1,107.7

<FN1>
The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS <FN1>

                                                                                           (Unaudited)
                                                                                           March 31,       December 31,
(In millions, except per share data)                                                       1996            1995
ASSETS
  Investments:
    Fixed maturities-at fair value (amortized cost of $7,823.8 and $7,467.9)               $   7,943.0         7,739.3
    Equity securities-at fair value (cost of $331.1 and $410.6)                                  426.1           517.2
    Mortgage loans                                                                               741.4           799.5
    Real estate                                                                                  169.3           179.6
    Policy loans                                                                                 125.6           123.2
    Other long-term investments                                                                   73.8            71.9
      Total investments                                                                        9,479.2         9,430.7
  Cash and cash equivalents                                                                      139.1           289.5
  Accrued investment income                                                                      165.7           163.2
  Deferred policy acquisition costs                                                              769.0           735.7
  Reinsurance receivables:
    Future policy benefits                                                                        99.7            97.1
    Outstanding claims, losses and loss adjustment expenses                                      770.8           799.6
    Unearned premiums                                                                             47.4            43.8
    Other                                                                                         57.9            58.9
      Total reinsurance receivables                                                              975.8           999.4
  Deferred federal income taxes                                                                  100.4            81.2
  Premiums, accounts and notes receivable                                                        540.9           526.7
  Other assets                                                                                   402.2           363.6
  Closed Block assets                                                                            828.8           818.9
  Separate account assets                                                                      4,761.6         4,348.8
      Total assets                                                                         $  18,162.7     $  17,757.7

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                                                                 $   2,645.3     $   2,639.3
    Outstanding claims, losses and loss adjustment expenses                                    3,060.4         3,081.3
    Unearned premiums                                                                            818.3           800.9
    Contractholder deposit funds and other policy liabilities                                  2,498.3         2,737.4
      Total policy liabilities and accruals                                                    9,022.3         9,258.9
  Expenses and taxes payable                                                                     743.4           603.0
  Reinsurance premiums payable                                                                    17.2            42.0
  Short-term debt                                                                                189.9            31.2
  Deferred federal income taxes                                                                   34.5            47.8
  Long-term debt                                                                                 202.2           202.3
  Closed Block liabilities                                                                       912.7           902.0
  Separate account liabilities                                                                 4,750.1         4,337.8
    Total liabilities                                                                         15,872.3        15,425.0

Minority interest                                                                                734.5           758.5
Commitments and contingencies

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued                    0.0             0.0
  Common stock, $0.01 par value, 300.0 million shares authorized, 50.1 million shares
   issued and outstanding                                                                          0.5             0.5
  Additional paid-in-capital                                                                   1,382.5         1,382.5
  Unrealized appreciation on investments, net                                                     89.9           153.0
  Retained earnings                                                                               83.0            38.2
    Total shareholders' equity                                                                 1,555.9         1,574.2

    Total liabilities and shareholders' equity                                             $  18,162.7     $  17,757.7

<FN1>
The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS <FN1>

                                                                                         (Unaudited)
                                                                                         Quarter Ended
                                                                                         March 31,
(In millions)                                                                            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $     47.3      $     36.7
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Minority interest                                                                          24.7            15.9
    Net realized gains                                                                        (52.2)          (18.5)
    Deferred federal income taxes                                                               5.6             6.5
    Change in assets and liabilities:
      Deferred policy acquisition costs                                                       (11.0)          (12.9)
      Premiums and notes receivable, net of reinsurance payable                               (38.5)          (45.1)
      Accrued investment income                                                                (1.7)            3.5
      Policy liabilities and accruals, net                                                    (17.7)            9.2
      Reinsurance receivable                                                                   23.6             5.7
      Expenses and taxes payable                                                              166.4            (5.5)
      Separate account activity, net                                                           (0.5)           (0.8)
      Other, net                                                                              (30.7)          (21.6)
        Net cash provided by (used in) operating activities                                   115.3           (26.9)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals and maturities of available-for-sale fixed maturities             1,055.1           570.6
  Proceeds from maturities of held-to-maturity fixed maturities                                 0.0            71.2
  Proceeds from disposals of equity securities                                                165.6            26.2
  Proceeds from disposals of other investments                                                 17.6             1.5
  Proceeds from mortgages matured or collected                                                 49.5            70.9
  Purchase of available-for-sale fixed maturities                                          (1,410.7)         (669.5)
  Purchase of held-to-maturity fixed maturities                                                 0.0           (25.0)
  Purchase of equity securities                                                               (41.6)          (65.2)
  Purchase of other investments                                                                (5.8)           (5.7)
  Proceeds from sale of mutual fund processing business                                         0.0            32.8
  Capital expenditures                                                                         (0.9)           (1.5)
  Other, net                                                                                    4.1             0.0
        Net cash (used in) provided by investing activities                                  (167.1)            6.3

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to contractholder deposit funds                              116.1           157.1
  Withdrawals from contractholder deposit funds                                              (330.3)         (271.2)
  Change in short-term debt                                                                   158.7            70.7
  Dividends paid to shareholders                                                               (3.5)           (1.0)
  Other, net                                                                                  (23.6)            0.0
        Net cash used in financing activities                                                 (82.6)          (44.4)

Net decrease in cash and cash equivalents                                                    (134.4)          (65.0)
Net change in cash held in the Closed Block                                                   (16.0)            0.0
Cash and cash equivalents, beginning of period                                                289.5           539.7
Cash and cash equivalents, end of period                                                 $    139.1      $    474.7

<FN1>
The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

First Allmerica Financial Life Insurance Company ("FAFLIC", formerly State Mutual Life Assurance Company of America ["State Mutual"]) was organized as a mutual life insurance company until October 16, 1995. FAFLIC converted to a stock life insurance company pursuant to a plan of reorganization effective October 16, 1995 and became a wholly owned subsidiary of Allmerica Financial Corporation ("AFC" or the "Company"). The consolidated financial statements have been prepared as if FAFLIC were organized as a stock life insurance company for all periods presented. Thus, generally accepted accounting principles for stock life insurance companies have been applied for all periods presented.

The interim consolidated financial statements of AFC include the accounts of AFC, FAFLIC, its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC", formerly SMA Life Assurance Company), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), and Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a 59.2%-owned non-insurance holding company). The Closed Block assets and liabilities at March 31, 1996 and December 31, 1995 and its results of operations in 1996 are presented in the consolidated financial statements as single line items. Prior to demutualization such amounts are presented line by line in the consolidated financial statements (see Note 3). All significant intercompany accounts and transactions have been eliminated.

Minority interest relates to the Company's investment in Allmerica P&C and its only significant subsidiary, The Hanover Insurance Company ("Hanover"). Hanover's 81.4%-owned subsidiary is Citizens Corporation, the holding company for Citizens Insurance Company of America ("Citizens"). Minority interest also includes an amount related to the minority interest in Citizens Corporation.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Certain reclassifications have been made to the 1995 consolidated statements of income in order to conform to the 1996 presentation. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1995 Annual Report to Shareholders, as filed on Form 10-K to the Securities and Exchange Commission.

2. Federal Income Taxes

Federal income tax expense for the quarters ended March 31, 1996 and 1995, has been computed using estimated effective tax rates for the AFC and Allmerica P&C tax-paying groups. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

3. Closed Block

Included in other income in the Consolidated Statement of Income in the first quarter of 1996 is a net pre-tax contribution from the Closed Block of $3.4 million. Summarized financial information of the Closed Block is as follows:

ALLMERICA FINANCIAL CORPORATION
CLOSED BLOCK BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                           March 31,       December 31,
(In millions)                                                                              1996            1995
ASSETS
  Fixed maturities-at fair value (amortized cost of $442.9 and $447.4)                     $     444.4           458.0
  Mortgage loans                                                                                  65.1            57.1
  Policy loans                                                                                   238.1           242.4
  Cash and cash equivalents                                                                       33.6            17.6
  Accrued investment income                                                                       15.8            16.6
  Deferred policy acquisition costs                                                               23.1            24.5
  Other assets                                                                                     8.7             2.7
    Total assets                                                                           $     828.8     $     818.9

LIABILITIES
  Policy liabilities and accruals                                                          $     885.7     $     899.2
  Other liabilities                                                                               27.0             2.8
    Total liabilities                                                                      $     912.7     $     902.0


ALLMERICA FINANCIAL CORPORATION
CLOSED BLOCK STATEMENT OF INCOME
                                                  (Unaudited)
                                                  Quarter Ended
                                                  March 31,
(In millions)                                     1996
REVENUES
  Premiums                                        $   29.6
  Net investment income                               13.1
  Net realized investment gains                        0.6
    Total revenues                                    43.3

BENEFITS AND EXPENSES
  Policy benefits                                     38.7
  Policy acquisition expenses                          0.9
  Other operating expenses                             0.3
    Total benefits and expenses                       39.9

    Contribution from the Closed Block            $    3.4


Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

4. Segment Information

The Company offers financial products and services in two major areas:
Risk Management and Retirement and Asset Management. Within these broad areas, the Company operates principally in five segments.

The Risk Management group includes two segments: Regional Property and Casualty and Corporate Risk Management Services. The Regional Property and Casualty segment includes property and casualty insurance products, such as automobile insurance, homeowners insurance, commercial multiple-peril insurance, and workers' compensation insurance. These products are offered by Allmerica P&C through its operating subsidiaries, Hanover and Citizens. Substantially all of the Regional Property and Casualty segment's earnings are generated in Michigan and the Northeast (Connecticut, Massachusetts, New York, New Jersey, New Hampshire, Rhode Island, Vermont and Maine). The Corporate Risk Management Services segment, formerly known as the Employee Benefit Services segment, includes group life and health insurance products and services which assist employers in administering employee benefit programs and in managing the related risks.

The Retirement and Asset Management group includes three segments: Retail Financial Services, Institutional Services and Allmerica Asset Management. The Retail Financial Services segment, formerly known as the Individual Financial Services segment, includes variable annuities, variable universal life-type, traditional and health insurance products distributed via retail channels to individuals across the country. The Institutional Services segment includes primarily group retirement products such as 401(k) plans, tax-sheltered annuities and GIC contracts which are distributed to institutions across the country via work-site marketing and other arrangements. Allmerica Asset Management, formerly included in the results of the Institutional Services segment, is a Registered Investment Advisor which provides investment advisory services to other institutions, such as insurance companies and pension plans.

In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of Senior Debentures and a portion of the net proceeds from the Company's initial public offering.

Summarized below is financial information with respect to business segments for the periods indicated.

SEGMENT FINANCIAL DATA
                                                  (Unaudited)
                                                  Quarter Ended
                                                  March 31,
(In millions)                                     1996          1995
Revenues:
  Risk Management
    Regional Property and Casualty                $    563.3    $    512.8
    Corporate Risk Management Services                  86.8          75.7
      Subtotal                                         650.1         588.5
  Retirement and Asset Management
    Retail Financial Services                          107.1         142.0
    Institutional Services                              70.7         114.8
    Allmerica Asset Management                           1.0           0.9
      Subtotal                                         178.8         257.7
  Corporate                                              0.5           0.0
  Eliminations                                          (1.0)         (4.8)
Total                                             $    828.4    $    841.4

Income (loss) from continuing operations
  before income taxes:
  Risk Management
    Regional Property and Casualty                $     67.5    $     43.7
    Corporate Risk Management Services                   4.1           2.6
      Subtotal                                          71.6          46.3
  Retirement and Asset Management
    Retail Financial Services                           14.9           7.9
    Institutional Services                              13.4          24.5
    Allmerica Asset Management                           0.3           0.5
      Subtotal                                          28.6          32.9
  Corporate                                             (4.0)          0.0
      Total                                       $     96.2    $     79.2

                                                  (Unaudited)
                                                  As of         As of
                                                  March 31,     December 31,
(In millions)                                     1996          1995
Identifiable assets:
  Risk Management
    Regional Property and Casualty                $   5,789.3   $   5,741.8
    Corporate Risk Management Services                  483.4         458.9
      Subtotal                                        6,272.7       6,200.7
  Retirement and Asset Management
    Retail Financial Services                         7,679.0       7,218.6
    Institutional Services                            4,156.1       4,280.9
    Allmerica Asset Management                            2.5           2.1
      Subtotal                                       11,837.6      11,501.6
  Corporate                                              52.4          55.4
      Total                                       $  18,162.7   $  17,757.7

PART I
ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analysis of the interim consolidated results of operations and financial condition of the Company should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere herein.

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC", formerly State Mutual Life Assurance Company of America ["State Mutual"]), its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC", formerly SMA Life), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a 59.2%-owned non-insurance holding company), The Hanover Insurance Company ("Hanover", a wholly owned subsidiary of Allmerica P&C), Citizens Corporation ("Citizens", an 81.4%-owned subsidiary of Hanover), Citzens Insurance Company of America (a wholly owned subsidiary of Citizens) and certain other insurance and non-insurance subsidiaries.

CLOSED BLOCK

On completion of its demutualization, FAFLIC established a Closed Block for the payment of future benefits, policyholders' dividends and certain expenses and taxes relating to certain classes of policies. FAFLIC allocated to the Closed Block an amount of assets expected to produce cash flows which, together with anticipated revenues from the Closed Block business, are reasonably expected to be sufficient to support the Closed Block business. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the Closed Block. As a result of such exclusion, operating costs and expenses outside the Closed Block are disproportionate to the business outside the Closed Block.

The contribution from the Closed Block is included in `Other income' in the interim Consolidated Financial Statements. The pre-tax contribution from the Closed Block for the quarter ended March 31, 1996 was $3.4 million.

FAFLIC's conversion to a stock life insurance company, which was completed October 16, 1995, and the establishment of the Closed Block have affected the presentation of the Company's interim Consolidated Financial Statements. For comparability with the prior period, the following table presents the results of operations of the Closed Block combined with the results of operations outside the Closed Block for the quarter ended March 31, 1996. Management's discussion and analysis addresses the results of operations as combined unless otherwise noted.

                                                  (Unaudited)
                                                  Quarter Ended
                                                  March 31,
(In millions)                                     1996        1995
REVENUES
  Premiums                                        $  577.2    $  566.8
  Universal life and investment
   product policy fees                                46.5        41.1
  Net investment income                              174.2       182.5
  Net realized investment gains(losses)               52.2        (2.2)
  Realized gain on sale of mutual fund
   processing business                                 0.0        20.7
  Other income                                        18.2        32.5
    Total revenues                                   868.3       841.4

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims, losses and loss
   adjustment expenses                               535.6       523.2
  Policy acquisition expenses                        120.6       115.3
  Other operating expenses                           115.9       123.7
    Total benefits, losses and expenses              772.1       762.2

Income before federal income taxes                    96.2        79.2
Federal income tax expense
  Current                                             18.6        17.6
  Deferred                                             5.6         6.5
    Total federal income tax expense                  24.2        24.1

Income before minority interest and
 extraordinary item                                   72.0        55.1
Minority interest                                    (24.7)      (15.9)

Income before extraordinary item                      47.3        39.2

Extraordinary item - demutualization expenses          0.0        (2.5)

Net income                                        $   47.3    $   36.7


RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

The Company's consolidated net income increased $10.6 million to $47.3 million in the first quarter of 1996. Net income includes certain items which management believes are not indicative of overall operating trends.

The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest.

                                                  (Unaudited)
                                                  Quarter Ended
                                                  March 31,
(In millions)					     1996        1995
Net income                                        $  47.3     $  36.7
Adjustments:
  Net realized investment (gains) losses            (20.8)        1.3
  Net gain on disposal of business                    0.0       (13.4)
  Extraordinary item - demutualization expenses       0.0         2.5
  Differential earnings tax adjustment                0.0         0.8
    Adjusted net income                          $   26.5     $  27.9


The decrease in adjusted net income of $1.4 million is primarily attributable to severe weather-related claims in the Regional Property and Casualty segment during the first quarter of 1996, partially offset by increased income in the Retail Financial Services and Institutional Services segments.

Premium revenue increased $10.4 million, or 1.8%, to 577.2 million during the first quarter of 1996. Property and casualty premiums earned increased $9.3 million, or 2.0%, to $465.1 million, as a result of increases in policies in force in the personal automobile and homeowners' lines at Hanover, and to price increases in the personal automobile and homeowners' lines at Citizens. Premiums in the Corporate Risk Management Services segment increased $8.5 million, or 13.0%, to $73.8 million due to growth in risk sharing and non-medical products. Premiums in the Retail Financial Services segment decreased $7.4 million, or 16.2%, to $38.3 million, primarily reflecting the cession of substantially all yearly renewable term ("term") insurance which had contributed $4.5 million of premiums during the first quarter of 1995.

Universal life and investment product policy fees increased $5.4 million, or 13.1%, to $46.5 million during the first three months of 1996. This resulted from additional deposits and appreciation on variable products account balances.

Net investment income before taxes decreased $8.3 million, or 4.5%, to $174.2 million during the first three months of 1996. This decrease primarily reflects a reduction in invested assets due to declining GIC deposits. Since March 1995, when S&P lowered the claims-paying ratings of FAFLIC and AFLIAC to A+ (Good), sales of traditional GICs have substantially ceased. This decrease was partially offset by proceeds of $248.0 million and $197.2 million from the Company's initial public offering and income from the issuance of Senior Debentures, respectively, in October 1995. The average gross yield of the fixed maturity investment portfolio decreased from 7.3% in the first quarter of 1995 to 6.9% in the first quarter of 1996.

Net realized gains on investments before taxes were $52.2 million during the first three months of 1996 compared to losses of $2.2 million during the first three months of 1995. After taxes, net realized gains were $33.9 million versus losses of $1.4 million in the first quarter of 1996 and 1995, respectively. During the first quarter of 1996 the Regional Property and Casualty segment revised its investment strategy, resulting in the sale of a substantial portion of its equity portfolio and the purchase of tax-exempt securities. This is consistent with the segment's strategy to maximize after-tax net investment income.

Results in the first three months of 1995 included a $20.7 million pre-tax gain from the March 1995 sale of the Company's mutual fund processing business.

Policy benefits, claims, losses and LAE increased $12.4 million, or 2.4% to $535.6 million during the first three months of 1996. This increase is primarily attributable to a $24.4 million, or 7.6%, increase in losses and loss adjustment expenses ("LAE") in the Company's Regional Property and Casualty segment as a result of catastrophe losses and severe weather during the first three months of 1996. This was partially offset by decreased policy benefits of $13.5 million, or 23.1%, in the Institutional Services segment as a result of the continuing decline of Guaranteed Investment Contracts ("GICs") during 1996.

Policy acquisition expenses consist primarily of commissions, premium taxes and other policy issuance costs. Policy acquisition expenses increased $5.3 million, or 4.6%, to $120.6 million during the first quarter of 1996. This was primarily due to an increase of $2.2 million, or 2.2%, to $103.7 million in the Regional Property and Casualty segment reflecting growth in net premiums earned. Policy acquisition expenses in the Retail Financial Services segment increased $3.0 million, or 24.2%, to $15.4 million as a result of growth in variable universal life and individual annuity products, and to additional amortization due to the lowering of fees on certain variable products which resulted in revised estimates of future profits.

Other operating expenses decreased $7.8 million, or 6.3%, to $115.9 million in the first quarter of 1996. This was due primarily to a decrease of $15.7 million, or 59.7%, to $10.6 million in other operating expenses in the Institutional Services segment resulting from the sale of the mutual fund processing business in March, 1995. Other operating expenses in the Regional Property and Casualty segment decreased $1.4 million as a result of reduced technology expenses and decreases in employee related expenses in 1996, primarily at Citizens. These decreases were partially offset by an increase of $4.4 million, or 17.3%, to $29.9 million in the Corporate Risk Management Services segment due to increased commissions and sales incentives, increased claim processing expenses to cover growth in claims volume and increased expenses for information technology. In addition, the Company incurred $4.5 million of other operating expenses in the Corporate segment in 1996, primarily related to interest paid on the Company's Senior Debentures.

Federal income tax expense increased $0.1 million in the first quarter of 1996, while the effective tax rate decreased from 30.4% in the first
quarter of 1995 to 25.2% in the first quarter of 1996.   For the life
insurance subsidiaries, the decrease resulted from changes in reserve estimates in 1995 related to ongoing IRS examinations, as well as a differential earnings charge in the first quarter of 1995 which was no longer required in 1996. For the property and casualty subsidiaries, a slight decrease resulted from a higher underwriting loss and a greater proportion of income from tax-exempt bonds in the first quarter of 1996.

SEGMENT RESULTS

The following is management's discussion and analysis of the Company's results of operations by business segment. The Company offers financial products and services in two major areas: Risk Management and Retirement and Asset Management. Within these broad areas, the Company conducts
business principally in five operating segments.   These segments are
Regional Property and Casualty; Corporate Risk Management Services; Retail Financial Services; Institutional Services; and Allmerica Asset Management. The Regional Property and Casualty segment consists of the Company's 59.2% ownership of Allmerica P&C; however, all property and casualty results presented include 100% of Allmerica P&C's pretax results of operations, consistent with the presentation in the Company's consolidated financial statements. The other segments are all owned and operated by FAFLIC and its wholly owned subsidiaries.

In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of Senior Debentures and a portion of the net proceeds from the Company's initial public offering.

RISK MANAGEMENT

Regional Property and Casualty

The following table summarizes the results of operations for the Regional Property and Casualty segment.

Regional Property and Casualty
                                                    (Unaudited)
                                                    Quarter Ended
                                                    March 31,
(In millions)                                       1996          1995
Revenues
  Net premiums earned                               $  465.1      $  455.8
  Net investment income                                 52.3          53.0
  Net realized gains                                    45.5           0.0
  Other income                                           0.4           4.0
Total revenues                                         563.3         512.8

Losses and LAE <FN1>                                   349.3         323.4
Policy acquisition expenses                            103.7         101.5
Other operating expenses                                42.8          44.2

Income before taxes                                 $   67.5      $   43.7

<FN1>
Includes policyholders' dividends of $3.1 million and $1.6 million for the quarters ended March 31, 1996 and 1995, respectively.

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

INCOME BEFORE TAXES

Income before taxes increased $23.8 million, or 54.5%, to $67.5 million in the first quarter of 1996. The increase in income before taxes is primarily attributable to a $45.5 million increase in realized gains primarily related to the sale of equity securities. This increase reflects the Regional Property and Casualty segment's decision to increase the proportion of debt securities in the portfolio. Income before taxes in the quarter was significantly impacted by catastrophes and other severe weather related losses. This resulted in a $25.9 million increase in losses and loss adjustment expenses (LAE) to $349.3 million in the first quarter of 1996. Direct catastrophe losses in the first quarter of 1996 were $28.7 million, compared to $1.9 million in the first quarter of 1995. This was partially offset by favorable claims experience on current and prior accident years at both Hanover and Citizens, primarily in the workers' compensation lines.

LINES OF BUINESS RESULTS

Personal Lines of Business

The personal lines represented 60.2% and 58.9% of total net premiums earned in the first quarter of 1996 and 1995, respectively.


                                                                                                    Total Regional
                                                       Hanover                Citizens           Property and Casualty
For the Quarters Ended
March 31, (In millions)                           1996         1995        1996         1995        1996         1995
Net premiums earned                         $    145.1   $    139.2  $    135.1   $    129.3  $    280.2   $    268.5

Losses and loss adjustment  expenses             116.3         92.1       107.4        104.6       223.7        196.7

Policy acquisition expenses                       35.9         33.8        27.2         26.0        63.1         59.8

Other underwriting expenses                       13.1         11.6         9.2         10.3        22.3         21.9

Underwriting (loss) profit                 $     (20.2)  $      1.7  $     (8.7)  $    (11.6) $    (28.9)  $     (9.9)


Revenues

Net premiums earned by the personal lines increased $11.7 million, or 4.4%, to $280.2 million during the first quarter of 1996, compared to $268.5 million in the first quarter of 1995. Net premiums earned by Hanover's personal lines increased $5.9 million, or 4.2%, to $145.1 million during the first quarter of 1996. This increase was primarily attributable to increases in policies in force in the personal automobile and homeowners lines and price increases in the homeowners line. Premium growth in Hanover's personal lines was impacted by a mandated 4.5% decrease in Massachusetts personal automobile rates which became effective January 1, 1996. Approximately 40% of Hanover's personal automobile business is currently written in Massachusetts. Net premiums earned by Citizens' personal lines increased $5.8 million, or 4.5%, to $135.1 million in the first quarter of 1996. This increase is primarily attributable to price increases in the personal automobile and homeowners lines.

Underwriting Results

The personal lines' underwriting loss increased $19.0 million, to a loss of $28.9 million in the first quarter of 1996. Hanover's underwriting loss increased $21.9 million, while Citizens' improved $2.9 million.

Losses and LAE in Hanover's personal lines increased $24.2 million, or 26.3% to $116.3 million in the first quarter of 1996. This increase is primarily attributable to an $18.8 million increase in losses and LAE in the homeowners line resulting from increased catastrophes during the quarter. Direct catastrophe losses in the personal lines increased $16.1 million, to $17.8 million in the first quarter of 1996 from $1.7 million during the first quarter of 1995.

Citizens' improved underwriting results are primarily attributable to favorable claims experience on current and prior accident years in the personal automobile line. This improvement was attained in spite of a $4.1 million increase in catastrophes in the first quarter of 1996. There were no catastrophes in the personal lines during the first quarter of 1995.

The increase in policy acquisition expenses in the personal lines of $3.3 million, or 5.5%, to $63.1 million in the first quarter of 1996 reflects the growth in net earned premium at both Hanover and Citizens. Other underwriting expenses at Hanover increased $1.5 million, or 12.9% to $13.1 million, reflecting costs associated with the expansion of Hanover's group business. Other underwriting expenses at Citizens decreased $1.1 million, or 10.7%, to $9.2 million, reflecting reduced technology expenses and decreases in employee related expenses in 1996.

Commercial Lines of Business

The commercial lines represented 39.8% and 41.1% of total net premiums earned in the first quarter of 1996 and 1995, respectively.


                                                                                                      Total Regional
                                                       Hanover                Citizens            Property and Casualty
For the Quarters Ended
March 31, (In millions)                           1996         1995        1996         1995        1996          1995
Net premiums earned                         $    115.5   $    121.6  $     69.4   $     65.7  $    184.9    $    187.3

Losses and loss adjustment expenses               74.4         84.0        48.1         41.1       122.5         125.1

Policy acquisition expenses                       27.0         28.9        13.6         12.8        40.6          41.7

Other underwriting expenses                       16.7         17.0         3.8          5.3        20.5         22.3

Policyholders' dividends                           1.3          0.5         1.8          1.1         3.1           1.6

Underwriting (loss) profit                  $     (3.9)  $     (8.8) $      2.1   $      5.4 $      (1.8)   $     (3.4)


Revenues

Net premiums earned by the commercial lines decreased $2.4 million, or 1.3%, to $184.9 million in the first quarter of 1996. Net premiums earned by Hanover's commercial lines decreased $6.1 million, or 5.0%, to $115.5 million. This decrease is primarily attributable to declines in policies in force in commercial multiple peril, workers compensation and commercial automobile lines, and to the withdrawal from a large voluntary pool on December 1, 1995. Rate decreases of 5.4% and 1.0% in the workers compensation and commercial multiple peril lines also contributed to the decrease in net earned premium at Hanover. Net premiums earned by Citizens' commercial lines increased $3.7 million, or 5.6%, to $69.4 million, in the first quarter of 1996. The increase is primarily attributable to increases in policies in force in all major lines except workers' compensation, resulting from marketing programs developed with Citizens' agents which target growth in this line, and to price increases in the commercial automobile line. Increases in exposures per policy in the commercial multiple peril and workers' compensation lines as a result of the strong Michigan economy also contributed to premium growth. This was partially offset by rate decreases of 8.5% and 7.0% effective May 1, and December 1, 1995, respectively, in the workers' compensation line.

Continued competitive conditions in the workers' compensation line at both Hanover and Citizens may result in future price decreases that will impact growth in this line. In addition, Hanover's premium growth in the commercial lines may be impacted by continued competitive pricing in 1996 as a result of soft market conditions combined with Hanover's effort to maintain its current underwriting standards.

Underwriting Results

The commercial lines' underwriting loss improved $1.6 million, or 47.1% to a loss of $1.8 million in the first quarter of 1996. Hanover's underwriting loss improved $4.9 million, or 55.7%, to a loss of $3.9 million and Citizens' underwriting profit decreased $3.3 million, or 61.1%, to $2.1 million in the first quarter of 1996.

Losses and LAE for Hanover's commercial lines decreased $9.6 million, or 11.4%, to $74.4 million in the first quarter of 1996. This improvement is primarily attributable to a decrease of $10.8 million and $6.8 million in the workers' compensation and commercial automobile lines, respectively, as a result of favorable claims experience on the current and prior years. Hanover does not expect the current loss trend in the workers' compensation line to continue in the future. Losses and LAE in the commercial multiple peril lines increased $7.7 million, to $42.6 million, primarily due to an increase in direct catastrophes from $0.2 million in 1995 to $6.1 million in 1996.

Losses and LAE for Citizens' commercial lines increased $7.0 million, or 17.0%, to $48.1 million in the first quarter of 1996. This increase was primarily attributable to a $6.5 million increases in losses and LAE in the commercial multiple peril line resulting from increased claims activity.

Policy acquisition expenses in the commercial lines decreased $1.1 million, or 2.6% , to $40.6 million in the first quarter of 1996. Hanover's policy acquisition expenses decreased $1.9 million, or 6.6%, to $27.0 million, primarily attributable to the decrease in net earned premium and to decreases in commission expenses in a workers' compensation pool. Citizens' policy acquisition expenses increased $0.8 million, or 6.3%, to $13.6 million, reflecting the growth in net earned premium. Other underwriting expenses at Hanover decreased $0.3 million, or 1.8%, to $16.7 million, also reflecting the decrease in net earned premiums. Other underwriting expenses at Citizens decreased $1.5 million, or 28.3%, to $3.8 million, reflecting reduced technology expenses and decreases in employee related expenses in 1996.

INVESTMENT RESULTS

Net investment income before taxes remained relatively unchanged at $52.3 million in 1996 compared to $53.0 million in the comparable quarter of 1995. The increase in average invested assets during the first quarter of 1996 was offset by a decrease in average debt security yield from 6.4% in the first quarter of 1995 to 5.9% in the first quarter of 1996. Net investment income after taxes increased $0.3 million, to $43.9 million primarily attributable to the increase in tax-exempt debt securities. During the first quarter of 1996 the Regional Property and Casualty segment revised its investment strategy, resulting in the sale of a substantial portion of its equity portfolio and the purchase of tax-exempt securities. This is consistent with the segment's strategy of maximizing after-tax net investment income. As a result of the sale of equity securities, the Regional Property and Casualty segment had realized gains of $45.5 million during the first quarter of 1996 compared to realized gains of $49 thousand in the first quarter of 1995.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Regional Property and Casualty segment regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded. The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:


For the three months ended March 31, (In millions)                           1996               1995

Reserve for losses and LAE, beginning of period                        $  2,896.0         $  2,821.7

Incurred losses and LAE, net of reinsurance recoverable:

  Provision for insured events of the current year                          377.6              334.8

  Decrease in provision for insured events of prior years                   (31.4)             (13.0)

Total incurred losses and LAE                                               346.2              321.8

Payments, net of reinsurance recoverable:

  Losses and LAE attributable to insured events of current year             111.0               87.3

  Losses and LAE attributable to insured events of prior years              232.7              202.1

Total payments                                                              343.7              289.4

Change in reinsurance recoverable on unpaid losses                          (29.7)              (4.1)

Reserve for losses and LAE, end of period                              $  2,868.8         $  2,850.0


As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $31.4 million and $13.0 million for the three month periods ended March 31, 1996 and 1995, respectively. The increase in favorable development on prior years' loss reserves of $18.4 million results primarily from a $9.4 million increase in favorable development at Citizens to $8.1 million. The favorable reserve development at Citizens in 1996 primarily reflects the initiatives taken by Citizens to manage medical costs in both automobile lines and the workers' compensation line, as well as the impact of the Michigan Supreme Court ruling on worker's compensation indemnity payments, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims. Hanover's favorable development increased $9.0 million to $23.3 million during the first quarter of 1996. This increase is primarily attributable to increased favorable development in the voluntary pools, and to increased favorable development in the workers' compensation and commercial automobile lines at Hanover. The increase was partially offset by unfavorable development in the commercial multiple peril line.

Corporate Risk Management Services

The following table summarizes the results of operations for the Corporate Risk Management Services ("CRMS") segment for the periods indicated.

Corporate Risk Management Services
                                                  (Unaudited)
                                                  Quarter Ended
                                                  March 31,
(In millions)                                     1996          1995
Premiums and premium equivalents
  Premiums                                          $   73.8      $   65.3
  Premium equivalents                                  142.6         125.1
Total premiums and premium equivalents              $  216.4      $  190.4

Revenues
  Premiums                                          $   73.8      $   65.3
  Net investment income                                  4.8           3.7
  Net realized (losses) gains                           (0.1)          0.1
  Other income                                           8.3           6.6
Total revenues                                          86.8          75.7

Policy benefits, claims and losses                      52.0          46.9
Policy acquisition expenses                              0.8           0.7
Other operating expenses                                29.9          25.5

Income before taxes                                 $    4.1      $    2.6


Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

Income before taxes increased $1.5 million, or 57.7%, to $4.1 million in the first quarter of 1996. This increase was primarily attributable to premium growth in the Company's risk sharing, non-medical, and administrative services only ("ASO") product lines, partially offset by corresponding increases in benefits and claims expenses.

Premiums increased $8.5 million, or 13.0%, to $73.8 million in the first quarter of 1996 primarily due to increases in risk sharing, stop loss, group life, dental, and reinsurance services, all totaling $9.5 million. These increases were partially offset by decreases of $1.1 million in full indemnity medical products. The decrease in full indemnity health business is consistent with the Company's strategy to de-emphasize these products in favor of the more profitable risk sharing arrangements.

Net investment income increased $1.1 million, or 29.7%, to $4.8 million in the first quarter of 1996 due to growth in invested assets.

Other income increased $1.7 million, or 25.8%, to $8.3 million in the first quarter of 1996 due primarily to an increase in fees from ASO contracts.

Policy benefits, claims and losses increased $5.1 million, or 10.9%, to $52.0 million in the first quarter of 1996. This increase is principally related to the increased premium growth, as well as continued unfavorable loss experience in the long term disability income line. These increases were partially offset by modest improvements in mortality and morbidity in the group life and health lines.

Other operating expenses increased $4.4 million, or 17.3%, to $29.9 million in the first quarter of 1996 primarily due to increases in commissions and sales incentives, increases in claims processing expenses to cover growth in claims volume and increased expenses for information technology.

RETIREMENT AND ASSET MANAGEMENT

Retail Financial Services

The following table summarizes the results of operations for the Retail Financial Services segment for the periods indicated.

Retail Financial Services
                                                  (Unaudited)
                                                  Quarter Ended
                                                  March 31,
(In millions)                                     1996          1995
Revenues
  Premiums                                        $   38.3      $   45.7
  Fees                                                42.5          37.7
  Net investment income                               59.2          56.2
  Net realized gains (losses)                          0.9          (2.2)
  Other income                                         6.1           4.6
Total revenues                                       147.0         142.0

Policy benefits, claims and losses                    89.3          94.4
Policy acquisition expenses                           15.4          12.4
Other operating expenses                              27.4          27.3

Income before taxes                               $   14.9      $    7.9

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

Income before taxes increased $7.0 million, or 88.6%, to $14.9 million in the first quarter of 1996. This increase was primarily attributable to growth in variable products' fee revenue, income earned on the proceeds from the recent initial public offerings and improved mortality
experience.   These increases were partially offset by an increase in
policy acquisition expenses.

The decrease in premiums of $7.4 million, or 16.2%, to $38.3 million during the first quarter of 1996 is primarily due to the Company's ceding substantially all of its term life insurance business, which contributed $4.5 million in premiums in the first quarter of 1995. The remaining decrease in premiums results from the Company's shift in focus from traditional life insurance products to variable life insurance and annuity products.

The increase in fee revenue of $4.8 million, or 12.7%, to $42.5 million in the first quarter of 1996 is due to additional deposits and appreciation on variable products account balances. Fees from variable universal life increased $2.0 million, or 24.4%, from $8.2 million to $10.2 million for the first quarter of 1996 compared to the same period in 1995. Fees from annuities increased $4.5 million, or 60.8%, from $7.4 million to $11.9 million in the first quarter of 1996. These increases were partially offset by a continued decline in fees from non-variable universal life. The Company expects fees on this product to decrease as policies in force and related contract values decline.

Net investment income increased $3.0 million, or 5.3 %, to $59.2 million for the first quarter of 1996 resulting from income earned on proceeds from the Company's recent initial public offering.

Policy benefits, claims, and losses decreased $5.1 million, or 5.4%, to $89.3 million in the first quarter of 1996. Non-variable universal life policy benefits decreased $3.7 million, or 14.5%, to $21.9 million in 1996 as a result of more favorable mortality experience. Traditional policy benefits decreased $3.4 million, or 8.0%, to $39.0 million in 1996, due primarily to the 1995 cession of term life insurance which had incurred benefits of $1.7 million during the first quarter of 1995.

The increase in policy acquisition expenses of $3.0 million, or 24.2%, to $15.4 million for the quarter ended March 31, 1996 is primarily due to the growth in variable universal life and individual annuity products, and to additional amortization due to the lowering of fees on certain variable products which resulted in revised estimates of future profits.

Interest Margins

The results of the Retail Financial Services segment depend, to a large degree, on the maintenance of profitable margins between investment results from investment assets supporting universal life and general account annuity products and the interest credited on those products.
The following table sets forth interest earned, interest credited and the related interest margin.

Interest Margins
                                                  (Unaudited)
                                                  Quarter Ended
                                                  March 31,
(In millions)                                     1996          1995
Net investment income                             $   36.8      $   38.3
Less:  Interest credited                              25.0          26.6
Interest margins <FN1>                            $   11.8      $   11.7

<FN1>
Interest margins represent the difference between income earned on investment assets and interest credited to customers'
universal life and general account annuity policies.

Assuming the continuation of the current interest rate and competitive environments, the Company expects 1996 interest margins to remain consistent with 1995.


Institutional Services

The following table summarizes the results of operations for the Institutional Services segment for the periods indicated.

Institutional Services
                                                   (Unaudited)
                                                   Quarter Ended
                                                   March 31,
(In millions)                                      1996          1995
Revenues
  Fees, premiums and non-insurance income <FN1>    $    6.4      $   19.8
  Net investment income
    GICs                                               29.5          41.8
    Other                                              27.9          27.8
  Net realized gains (losses)                           5.9          (0.1)
  Gain on sale of mutual fund processing business       0.0          20.7
Total revenues                                         69.7         110.0

Policy benefits, claims and losses
  Interest credited to GICs                            27.4          38.4
  Other                                                17.6          20.1
Policy acquisition expenses                             0.7           0.7
Other operating expenses                               10.6          26.3

Income before taxes                                $   13.4      $   24.5

<FN1>
Fees, premiums and non-insurance income includes fees from retirement services, mutual fund services, institutional
401(k) recordkeeping services, and other miscellaneous non-insurance related fees.  In March 1995, the Company sold its mutual fund processing business.

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

Income before taxes decreased $11.1 million, or 45.3%, to $13.4 million in the first quarter of 1996. This decrease was primarily attributable to the sale of the Company's mutual fund processing business in March 1995, resulting in a pre-tax gain of $20.7 million, partially offset by a $6.0 million increase in realized investment gains. Additionally, results in the first quarter of 1995 include a pre-tax operating loss of $2.3 million from the mutual fund processing business. This was partially offset by a decline in the interest margin on GICs of $1.3 million, due to declining GIC deposits.

Fees, premiums, and non-insurance income declined $13.4 million, or 67.7%, to $6.4 million in 1996. As noted above, this decrease was primarily attributable to the $18.4 million decrease in revenues from the mutual fund processing business, which was sold in March 1995.

Net investment income related to GICs and interest credited to GIC contractholders have declined as a result of declining GIC deposits due to the downgrading in March 1995 of FAFLIC's and AFLIAC's S&P Rating to A+ (Good). As a result, sales of traditional GICs have substantially ceased. Management expects GIC deposits and related income to continue to decline.

Net realized gains increased $6.0 million, to $5.9 million in the first quarter of 1996. This increase resulted from $2.8 million of gains on the sale of real estate properties and $2.6 million of gains on interest rate futures contracts related to GICs.

Other operating expenses decreased $15.7 million, or 59.7%, to $10.6 million in the first quarter of 1996. This decrease was primarily attributable to the sale of the mutual fund processing business, which incurred $20.7 million of operating expenses in the first quarter of 1995.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.

Allmerica Asset Management
                                                   (Unaudited)
                                                   Quarter Ended
                                                   March 31,
(In millions)                                      1996          1995
Fees and other income                              $  1.0        $  0.9
Other operating expenses                              0.7           0.4
  Income before taxes                              $  0.3        $  0.5

Since 1994, the Company has provided investment advisory and sub-advisory services, primarily to affiliates, through its registered investment advisor, Allmerica Asset Management.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

Corporate
                                                   (Unaudited)
                                                   Quarter Ended
                                                   March 31,
(in millions)                                      1996          1995
Investment and other income                        $  0.5        $  0.0
Other operating expenses                              4.5           0.0
  Loss before taxes                                $ (4.0)        $ 0.0

This segment consists primarily of $52.9 million in net proceeds retained by the holding company of the $248.0 million from the Company's initial public offering. These proceeds were invested and earned $0.5 million in net investment income in the first quarter of 1996. The segment incurred $4.5 million of other operating expenses in 1996 primarily reflecting $3.8 million in interest expense on the Company's 7 5/8% Senior Debentures issued in October, 1995.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:

Investment Portfolio <FN1>

                                                   March 31, 1996                           December 31, 1995
                                               Carrying Value   % of Total             Carrying Value   % of Total
(Dollars in millions)                                           Carrying Value                          Carrying Value

Fixed maturities<FN2>                          $ 8,387.4        80.6%                  $ 8,197.3        78.1%
Equity securities<FN2>                             426.1         4.1                       517.2         4.9
Mortgages                                          806.5         7.8                       856.5         8.2
Policy loans                                       363.7         3.5                       365.7         3.5
Real estate                                        169.3         1.6                       179.6         1.7
Cash and cash equivalents                          172.7         1.7                       307.1         2.9
Other invested assets                               73.8         0.7                        71.9         0.7
  Total                                        $10,399.5       100.0%                  $10,495.3       100.0%

<FN1>
Includes Closed Block invested assets with a carrying value of $781.2 million and $775.1 million at March 31, 1996 and
December 31, 1995, respectively.
<FN2>
The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets decreased $95.8 million, or 0.9%, to $10.4 billion during the first three months of 1996. This decrease is primarily attributable to a decline in GIC invested assets and to market value depreciation, partially offset by investments made with proceeds from the debt and stock offerings. Equity securities decreased $91.1 million, or 17.6%, to $426.1 million, as a result of the Regional Property and Casualty segment's shift in portfolio holdings from equity securities to tax-exempt fixed maturity securities. This portfolio shift also contributed to an increase in fixed maturities of $190.1 million, or 2.3%, in spite of market value depreciation of $161.3 million. Additionally, mortgage loans decreased $50.0 million, or 5.8%, to $806.5 million caused primarily by loan repayments. The real estate portfolio decreased $10.3 million, or 5.7%, to $169.3 million during the first three months of 1996 due to sales of these properties. Cash and cash equivalents decreased $134.4 million, or 43.8%, to $172.7 million.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Investment grade securities comprised 87.6% and 88.7% of the Company's total fixed maturity portfolio at March 31, 1996 and December 31, 1995, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests, which management anticipates will not become a significant portion of its total investment portfolio.

The following table illustrates asset valuation allowances and additions to or deductions from such allowances for the periods indicated.

Valuation Allowances


(Dollars in millions)                                                   Other
                                                                        Invested
                                          Mortgages     Real Estate     Assets      Total
Year Ended December 31, 1995

Beginning balance                         $   47.2      $   22.9        $   3.7     $   73.8
Provision (benefits)                           1.5          (0.6)           0.0          0.9
Write-offs<FN1>                              (14.9)         (2.7)           0.0        (17.6)
  Ending balance                              33.8          19.6            3.7         57.1
Valuation allowance as a percentage of
 carrying value before reserves                3.8%          9.8%           4.9%         4.9%


Three Months Ended March 31, 1996

Provision (benefits)                      $    1.9      $   (0.6)        $   0.0     $    1.3
Write-offs<FN1>                                0.0           0.0             0.0          0.0
  Ending balance                              35.7          19.0             3.7         58.4
Valuation allowance as a percentage of
 carrying value before reserves                4.2%         10.1%            4.8%         5.3%

<FN1>
Write-offs reflect asset sales, foreclosures and forgiveness of debt upon restructurings.

The decrease in write-offs of mortgages during 1996 as compared to 1995 reflects a decrease in foreclosures, debt restructuring agreements and discounted payoffs, as well as the improved real estate market.

INCOME TAXES

AFC and its life insurance subsidiaries (including certain noninsurance operations) file a consolidated United States federal income tax return. Entities included within the consolidated group are segregated into either a life insurance or a nonlife insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible nonlife tax losses that can be applied to offset life company taxable income. Allmerica P&C and its subsidiaries file a separate United States federal income tax return.

For the quarter ended March 31, 1995, FAFLIC, as a mutual insurance company until October 1995, was required to adjust its deduction for policyholder dividends by the differential earnings amount under Section 809 of the Internal Revenue Code. This amount was computed, for each tax year, by multiplying the average equity base of the FAFLIC/AFLIAC consolidated group, as determined for tax purposes, by the estimate of an excess of an imputed earnings rate over the average mutual life insurance companies' earnings rate. The differential earnings amount for each tax year was subsequently recomputed when actual earnings rates were published by the IRS. As a stock company, AFC, including its life insurance subsidiaries, is no longer required to reduce its policyholder dividend deduction by the differential earnings amount.

Provision for federal income taxes before minority interest was $24.2 million during the first three months of 1996 compared to $24.1 million during the same period in 1995. These provisions resulted in consolidated effective federal tax rates of 25.2% and 30.4%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 36.7% and 42.5% during the first three months of 1996 and 1995, respectively. The effective tax rates for the Regional Property and Casualty subsidiaries were 20.3% and 20.6% during the first three months of 1996 and 1995, respectively. The reduction in the rate for FAFLIC resulted from changes in reserve estimates in 1995 related to ongoing IRS examinations, as well as a differential earnings charge during the first three months of 1995, which was no longer required in the first three months of 1996. The slight decrease in the rate for the Regional Property and Casualty subsidiaries reflects a higher underwriting loss and a greater proportion of income from tax-exempt bonds in 1996 than in the first quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined.

Sources of cash for the Company's insurance subsidiaries are from premiums collected, investment income and maturing investments. Primary cash outflows are paid benefits, claims losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to benefits, claim losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. Accordingly, the Company's strategy is to monitor available cash and short-term investment balances in relation to projected cash needs by matching maturities of investments with expected payments of current and long-term liabilities. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements.

Net cash provided by operating activities was $115.3 million for the first three months of 1996, compared to cash used of $26.9 million in the comparable prior year period. The increase during the first three months of 1996 was due to the timing of payments on policy liabilities and premiums, the timing of cash receipts and payments related to reinsurance due and the timing of payments for securities acquired and other expenses and taxes payable.

Net cash used for investing activities was $167.1 million during the first three months of 1996, compared to $6.3 million provided during the comparable prior year period. In the first three months of 1996, the net cash used resulted from net purchases of fixed maturities, partially offset by net disposals of equity securities and mortgage loan repayments. In the first three months of 1995, proceeds from the sale of the mutual fund processing business and mortgage loan repayments, substantially offset by net purchases of fixed maturities and equity securities, resulted in the net cash provided.

Net cash used for financing activities was $82.6 million and $44.4 million during the three months ended March 31, 1996 and 1995, respectively. The Company made cash payments on withdrawals from GICs that exceeded cash received from deposits on these contracts by $214.2 million and $114.1 million in the first three months of 1996 and 1995, respectively. Although the Company expects this trend in negative financing cash flows from GIC withdrawals to continue, particularly in 1996, the Company does not expect GIC withdrawals to have a material impact on liquidity due to the Company's asset and liability matching. Due to the restrictive withdrawal provisions on the Company's GICs, payments under these contracts are scheduled and predictable, which allows the Company to maintain a close correlation between asset and liability cash flows. Therefore, cash provided by deposits is substantially offset by cash used for purchases of investments to match the liabilities; and cash used for withdrawals is substantially offset with cash provided by net investment income and by sales or maturities of investments that support the maturing GIC contracts.

On October 16, 1995, FAFLIC converted from a policyholder owned to stockholder owned insurance company and AFC became the holding company for FAFLIC. AFC also raised net proceeds of $248.0 million from the sale of Common Stock and issued $200.0 million principal amount 7 5/8% Senior Debentures due 2025 with net proceeds to the Company of $197.2 million. The Company will also pay approximately $15.3 million per year in interest payments on the Senior Debentures. AFC has sufficient funds at the holding company or available through dividends from FAFLIC to meet its obligations to pay interest on the Senior Debentures and dividends, when and if declared by the Board of Directors, on the common stock. Whether the Company will pay dividends in the future depends upon the costs of administering a dividend program as compared to the benefits conferred, and upon the earnings and financial condition of AFC.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. FAFLIC and Allmerica P&C have $165.0 million and $80.0 million available, respectively, under various committed short-term lines of credit, with no amounts outstanding at March 31, 1996. FAFLIC and Allmerica P&C had $60.0 million and $26.1 million, respectively, of commercial paper borrowings outstanding at March 31, 1996.

AFC and FAFLIC are prohibited from entering into any merger, consolidation or other business combination with any entity, and from issuing any shares of capital stock, or securities convertible into capital stock, until October 17, 1996, without the prior approval of the Commonwealth of Massachusetts Insurance Commissioner.

RECENT DEVELOPMENTS

The Company expects second quarter results to be impacted by catastrophe losses related to its property and casualty insurance operations in Michigan and Indiana. The Company expects to incur an estimated $14 million in pre-tax catastrophe losses, net of reinsurance, resulting from tornadoes and wind storms that struck the two states in April. The Company believes the after-tax impact on second quarter net income will be less than $10 million.

On March 29, 1996, the Company announced that a commission-free trading program for its odd-lot shareholders will begin April 17. Shareholders holding fewer than 100 shares on March 29, 1996, the record date for the program, are eligible to sell all of their shares of common stock in a single transaction, or to purchase additional shares to increase their holdings to a round lot of 100 shares, free of brokerage costs, mailing charges, or administrative expenses. This program will end on October 17, 1996.

PART II - OTHER INFORMATION
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

EX-27         Financial data schedule

(b)     Reports on Form 8-K

On March 26, 1996, a report on Form 8-K was filed under Item 5, Other Events, the announcement by the Registrant that first quarter results will be impacted by an estimated $24.0 million in catastrophe losses.

On May 2, 1996, a report on Form 8-K was filed reporting under Item 5, Other Events, the announcement by the Registrant that Citizens
Corporation second quarter results will be impacted by an estimated $14.0 million in catastrophe losses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Allmerica Financial Corporation
Registrant



Dated   May 10, 1996
        /s/  John F. O'Brien
        John F. O'Brien
        President and Chief Executive Officer

Dated   May 10, 1996
        /s/  Eric A. Simonsen
        Eric A. Simonsen
        Vice President, Chief Financial Officer and Principal Accounting
        Officer