Form 10-Q
period 1996-06-30
ALLMERICA FINANCIAL CORP
filed 1996-08-14
CIK 944695

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 1996

OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from:       to
Commission file number:  1-13754



ALLMERICA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

	            Delaware                 	   04-3263626
	(State or other jurisdiction of	(I.R.S. Employer
	 incorporation or organization)	Identification Number)

  440 Lincoln Street, Worcester, Massachusetts  01653
(Address of principal executive offices      (Zip Code)

                    (508) 855-1000
(Registrant's telephone number, including area code)

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [  X  ]     No [     ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [      ]     No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of ommon stock as of the latest practicable date: 50,134,651 shares of common stock outstanding, as of August 1, 1996.

TABLE OF CONTENTS


PART I.  	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)


Consolidated Statements of Income	                                           3

Consolidated Statements of Shareholders' Equity	                            4

Consolidated Balance Sheets	                                                5

Consolidated Statements of Cash Flows	                                      6

Notes to Interim Consolidated Financial Statements	                   7 - 9


Item 2. 	Management's Discussion and Analysis of Financial Condition and

Results of Operations	                                               10 - 29


PART II.  OTHER INFORMATION


Item 4.	Submission of Matters to a Vote of Security Holders	            30

Item 6.	Exhibits and Reports on Form 8-K	                                31


SIGNATURES




PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS


ALLMERICA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME <FN1>
                                    (Unaudited)             (Unaudited)
                                    Quarter Ended           Six Months Ended
                                    June 30,                June 30,
(In millions, except
 per share data)                    1996       1995         1996       1995

REVENUES

  Premiums                          $  553.7   $  546.1     $1,101.3   $1,112.9
  Universal life and investment
    product policy fees                 48.5       42.6         95.0       83.7
  Net investment income                166.8      178.7        327.9      361.2
  Net realized investment gains          2.3        7.9         53.9        5.7
  Realized gain on sale of mutual
    fund processing business             0.0        0.0          0.0       20.7
  Other income                          29.0       18.1         50.6       50.6
                                     --------   --------     --------   --------

    Total revenues                     800.3      793.4      1,628.7    1,634.8
                                     --------   --------     --------   --------


BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims, losses
    and loss adjustment expense        488.5      494.1        985.4    1,017.3
  Policy acquisition expenses          121.1      120.1        240.8      235.4
  Other operating expenses             121.8      111.1        237.4      234.8
                                     --------   --------     --------   --------

    Total benefits, losses and
      expenses                         731.4      725.3      1,463.6    1,487.5
                                     --------   --------     --------   --------


  Income before federal income taxes    68.9       68.1        165.1      147.3
                                     --------   --------     --------   --------


  Federal income tax expense (benefit)
    Current                             25.7       33.9         44.3       51.5
    Deferred                           (13.1)     (15.6)        (7.5)      (9.1)
                                     --------   --------     --------   --------

      Total federal income tax expense  12.6       18.3         36.8       42.4
                                     --------   --------     --------   --------


  Income before minority interest and
    extraordinary item                  56.3       49.8        128.3      104.9
  Minority interest                    (13.7)     (19.9)       (38.4)     (35.8)
                                     --------   --------     --------   --------

  Income before extraordinary item      42.6       29.9         89.9       69.1

  Extraordinary item - demutualization
    expenses                             0.0       (3.5)         0.0       (6.0)
                                     --------   --------     --------   --------

  Net income                        $   42.6   $   26.4     $   89.9   $   63.1
                                     ========   ========     ========   ========


  PER SHARE DATA

  Net income                        $   0.85                $   1.79
                                     ========                ========
  Dividends declared
    to shareholders                 $   0.05                $   0.10
                                     ========                ========
  Weighted average shares
    outstanding                         50.1                    50.1
                                     ========                ========

<FN1>
The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY <FN1>
                                                (Unaudited)
                                                Six Months Ended
                                                June 30,
(In millions)                                   1996            1995
COMMON STOCK
  Balance at beginning and end of period        $     0.5       $     0.0
                                                ----------      ----------
ADDITIONAL PAID-IN-CAPITAL
  Balance at beginning and end of period          1,382.5             0.0
                                                ----------      ----------

RETAINED EARNINGS
  Balance at beginning of period                     38.2         1,071.4
  Net income                                         89.9            63.1
  Dividends to shareholders                          (5.0)            0.0
                                                ----------      ----------
  Balance at end of period                          123.1         1,134.5
                                                ----------      ----------

NET UNREALIZED APPRECIATION ON INVESTMENTS
  Balance at beginning of period                    153.0           (79.0)
  Net (depreciation) appreciation on
    available-for-sale securities                  (193.9)          347.2
  Benefit (provision) for deferred
    federal income taxes                             67.9          (121.8)
  Minority interest                                  30.4           (50.8)
                                                ----------      ----------
  Balance at end of period                           57.4            95.6
                                                ----------      ----------

    Total shareholders' equity                  $ 1,563.5       $ 1,230.1
                                                ==========      ==========

<FN1>
The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS <FN1>

                                                (Unaudited)
                                                June 30,        December 31,
(In millions, except per share data)            1996            1995
ASSETS
  Investments:
    Fixed maturities-at fair value(amortized
      cost of  $7,908.0 and $7,467.9)           $ 7,958.4       $ 7,739.3
    Equity securities-at fair value
      (cost of $299.2 and $410.6)                   399.3           517.2
    Mortgage loans                                  716.7           799.5
    Real estate                                     157.5           179.6
    Policy loans                                    129.4           123.2
    Other long-term investments                      78.3            71.9
                                                ----------      ----------
      Total investments                           9,439.6         9,430.7
                                                ----------      ----------
  Cash and cash equivalents                         128.2           289.5
  Accrued investment income                         166.0           163.2
  Deferred policy acquisition costs                 792.3           735.7
  Reinsurance receivables:
    Future policy benefits                          102.4            97.1
    Outstanding claims, losses and
      loss adjustment expenses                      762.7           799.6
    Unearned premiums                                45.8            43.8
    Other                                            60.4            58.9
                                                ----------      ----------
      Total reinsurance receivables                 971.3           999.4
                                                ----------      -----------
  Deferred federal income taxes                     121.5            81.2
  Premiums, accounts and notes receivable           534.0           526.7
  Other assets                                      343.9           363.6
  Closed Block assets                               811.4           818.9
  Separate account assets                         5,197.9         4,348.8
                                                ----------      ----------
    Total assets                                $18,506.1       $17,757.7
                                                ==========      ==========

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                      $ 2,640.4       $ 2,639.3
    Outstanding claims, losses and
      loss adjustment expenses                    3,051.3         3,081.3
    Unearned premiums                               816.3           800.9
    Contractholder deposit funds and
      other policy liabilities                    2,290.2         2,737.4
                                                ----------      ----------
        Total policy liabilities and accruals     8,798.2         9,258.9
  Expenses and taxes payable                        573.5           603.0
  Reinsurance premiums payable                       51.0            42.0
  Short-term debt                                   501.7            31.2
  Deferred federal income taxes                      15.0            47.8
  Long-term debt                                    202.2           202.3
  Closed Block liabilities                          896.3           902.0
  Separate account liabilities                    5,180.9         4,337.8
                                                ----------      ----------
    Total liabilities                            16,218.8        15,425.0
                                                ----------      ----------
  Minority interest                                 723.8           758.5
  Commitments and contingencies

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 20.0
    million shares authorized, none issued            0.0             0.0
  Common stock, $0.01 par value, 300.0
    million shares authorized, 50.1 million
    shares issued and outstanding                     0.5             0.5
  Additional paid-in-capital                      1,382.5         1,382.5
  Unrealized appreciation on investments, net        57.4           153.0
  Retained earnings                                 123.1            38.2
                                                ----------      ----------
    Total shareholders' equity                    1,563.5         1,574.2
                                                ----------      ----------
      Total liabilities and shareholders'
        equity                                  $18,506.1       $17,757.7
                                                ==========      ==========

<FN1>
The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS <FN1>

                                                (Unaudited)
                                                Six Months Ended June 30,
(In millions)                                   1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $    89.9       $    63.1
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Minority interest                                38.4            35.8
    Net realized gains                              (54.3)          (26.4)
    Deferred federal income taxes                    (7.5)           (9.1)
    Changes in assets and liabilities:
      Deferred policy acquisition costs             (33.7)           (7.1)
      Premiums and notes receivable,
        net of reinsurance payable                    2.7           (50.5)
      Accrued investment income                      (1.7)           (1.5)
      Policy liabilities and accruals, net          (50.4)           (3.5)
      Reinsurance receivable                         28.1             9.4
      Expenses and taxes payable                    (13.4)           86.2
      Separate account activity, net                 (6.1)            0.8
      Other, net                                     38.6             3.8
                                                ----------      ----------
        Net cash provided by operating
          activities                                 30.6           101.0
                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals of
    available-for-sale fixed maturities             517.3           580.3
  Proceeds from maturities of
    available-for-sale fixed maturities           1,687.9           524.4
  Proceeds from maturities of
    held-to-maturity fixed maturities                 0.0           153.8
  Proceeds from disposals of equity securities      212.4            60.4
  Proceeds from disposals of other investments       34.0             5.0
  Proceeds from mortgages matured or collected       74.2            92.1
  Purchase of available-for-sale
    fixed maturities                             (2,661.7)       (1,316.4)
  Purchase of held-to-maturity
    fixed maturities                                  0.0           (49.3)
  Purchase of equity securities                     (50.5)         (125.2)
  Purchase of other investments                     (27.5)           (2.4)
  Proceeds from sale of mutual fund
    processing business                               0.0            32.8
  Capital expenditures                               (4.9)           (6.9)
  Other activities, net                               4.3             1.8
                                                ----------      ----------
    Net cash used in investing activities          (214.5)          (49.6)
                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to
    contractholder deposit funds                    181.8           187.5
  Withdrawals from contractholder deposit funds    (587.2)         (438.3)
  Change in short-term debt                         470.5            (8.0)
  Dividends paid to shareholders                     (7.0)           (2.1)
  Purchases of subsidiary common stock              (41.8)          (11.0)
                                                ----------      ----------
    Net cash provided by (used in)
      financing activities                           16.3          (271.9)
                                                ----------      ----------

Net decrease in cash and cash equivalents          (167.6)         (220.5)
Net change in cash held in the Closed Block           6.3             0.0
Cash and cash equivalents, beginning of period      289.5           539.7
                                                ----------      ----------
Cash and cash equivalents, end of period        $   128.2       $   319.2
                                                ==========      ==========

<FN1>
The accompanying notes are an integral part of these consolidated financial statements

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

The interim consolidated financial statements of AFC include the accounts of AFC, FAFLIC, its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC", formerly SMA Life Assurance Company), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), and Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a 59.5%-owned non-insurance holding company). The Closed Block assets and liabilities at June 30, 1996 and December 31, 1995 are presented in the consolidated financial statements as single line items. Results of operations for the Closed Block for the six month and three month periods ended June 30, 1996 are included in other income in the consolidated financial statements. Prior to demutualization such amounts are presented line by line in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Minority interest relates to the Company's investment in Allmerica P&C and its subsidiary, The Hanover Insurance Company ("Hanover").
Hanover's 82.5%-owned subsidiary is Citizens Corporation, the holding company for Citizens Insurance Company of America ("Citizens").
Minority interest also includes an amount related to the minority interest in Citizens Corporation.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Certain reclassifications have been made to the 1995 consolidated statements of income in order to conform to the 1996 presentation.
The results of operations for the six months and quarter ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1995 Annual Report to Shareholders, as filed on Form 10-K to the Securities and Exchange Commission.

2. Federal Income Taxes

Federal income tax expense for the periods ended June 30, 1996 and 1995, has been computed using estimated effective tax rates for the AFC and Allmerica P&C tax-paying groups. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

3. Closed Block

Included in other income in the Consolidated Statements of Income in the second quarter and first six months of 1996 is a net pre-tax contribution from the Closed Block of $2.6 million and $6.0 million, respectively. Summarized financial information of the Closed Block is as follows:

                                                (Unaudited)
                                                June 30,        December 31,
(In millions)                                   1996            1995
ASSETS
  Fixed maturities, at fair value
    (amortized cost of $445.6 and $447.4)       $   444.3       $   458.0
  Mortgage loans                                     79.6            57.1
  Policy loans                                      235.6           242.4
  Cash and cash equivalents                          11.3            17.6
  Accrued investment income                          15.5            16.6
  Deferred policy acquisition costs                  22.3            24.5
  Other assets                                        2.8             2.7
                                                ----------      ----------
    Total assets                                $   811.4       $   818.9
                                                ==========      ==========

LIABILITIES
  Policy liabilities and accruals               $   879.3       $   899.2
  Other liabilities                                  17.0             2.8
                                                ----------      ----------
    Total liabilities                           $   896.3       $   902.0
                                                ==========      ==========
                                                (Unaudited)     (Unaudited)
                                                Quarter         Six Months
                                                Ended           Ended
                                                June 30, 1996   June 30, 1996
REVENUES
  Premiums                                      $    10.9       $    40.5
  Net investment income                              13.0            26.1
  Net realized investment (losses)gains              (0.2)            0.4
                                                ----------      ----------
    Total revenues                                   23.7            67.0
                                                ----------      ----------

BENEFITS AND EXPENSES
  Policy benefits	                                 20.4            59.1
  Policy acquisition expenses                         0.7             1.6
  Other operating expenses                            0.0             0.3
                                                ----------      ----------
    Total benefits and expenses                      21.1            61.0
                                                ----------      ----------

      Contribution from the Closed Block        $     2.6       $     6.0
                                                ==========      ==========

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

The Risk Management group includes two segments: Regional Property and Casualty and Corporate Risk Management Services. The Regional Property and Casualty segment includes property and casualty insurance products, such as automobile insurance, homeowners' insurance, commercial multiple peril insurance, and workers' compensation insurance. These products are offered by Allmerica P&C through its operating subsidiaries, Hanover and Citizens. Substantially all of the Regional Property and Casualty segment's earnings are generated in Michigan and the Northeast (Connecticut, Massachusetts, New York, New Jersey, New Hampshire, Rhode Island, Vermont and Maine). The Corporate Risk Management Services segment, formerly known as the Employee Benefit Services segment, includes group life and health insurance products and services which assist employers in administering employee benefit programs and in managing the related risks.

The Retirement and Asset Management group includes three segments:
Retail Financial Services, Institutional Services and Allmerica Asset Management. The Retail Financial Services segment, formerly known as the Individual Financial Services segment, includes variable annuities, variable universal life, traditional and health insurance products distributed via retail channels to individuals across the country. The Institutional Services segment includes primarily group retirement products such as 401(k) plans, tax-sheltered annuities and GIC contracts which are distributed to institutions across the country via worksite marketing and other arrangements. Allmerica Asset Management, formerly included in the results of the Institutional Services segment, is a Registered Investment Advisor which provides investment advisory services to other institutions, such as insurance companies and pension plans.

In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of Senior Debentures and a portion of the net proceeds from the Company's initial public offering.

Summarized below is financial information with respect to business segments for the periods indicated.

                                    (Unaudited)             (Unaudited)
                                    Quarter Ended           Six Months
                                    June 30,                June 30,
(In millions)                       1996       1995         1996       1995
Revenues:
  Risk Management
    Regional Property and Casualty  $  532.3   $  516.8     $1,095.6   $1,029.6

    Corporate Risk
      Management Services               89.6       78.1        176.4      153.8
                                    ---------  ---------    ---------  ---------

        Subtotal                       621.9      594.9      1,272.0    1,183.4
                                    ---------  ---------    ---------  ---------

  Retirement and Asset Management
    Retail Financial Services          113.4      118.3        220.5      260.3

    Institutional Services              64.1       83.0        134.8      197.8

    Allmerica Asset Management           3.5        1.2          4.5        2.1

                                    ---------  ---------    ---------  ---------

      Subtotal                         181.0      202.5        359.8      460.2

                                    ---------  ---------    ---------  --------

  Corporate                              0.8        0.0          1.3        0.0

  Eliminations                          (3.4)      (4.0)        (4.4)      (8.8)

                                    ---------  ---------    ---------  ---------

    Total                           $  800.3   $  793.4     $1,628.7   $1,634.8

                                    =========  =========    =========  =========


Income (loss) from continuing
operations before income taxes:
  Risk Management
    Regional Property and Casualty  $   37.1   $   50.9     $  104.6   $   94.6

    Corporate Risk
      Management Services                3.4        2.2          7.5        4.8
                                    ---------  ---------    ---------  ---------

      Subtotal                          40.5       53.1        112.1       99.4

  Retirement and Asset Management
    Retail Financial Services           20.2        7.9         35.1       15.8

    Institutional Services              12.2        6.5         25.6       31.0

    Allmerica Asset Management           0.2        0.6          0.5        1.1

                                    ---------  ---------    ---------  ---------

      Subtotal                          32.6       15.0         61.2       47.9

                                    ---------  ---------    ---------  ---------

  Corporate                             (4.2)       0.0         (8.2)       0.0
                                    ---------  ---------    ---------  ---------

    Total                           $   68.9   $   68.1     $  165.1   $  147.3
                                    =========  =========    =========  =========

                                    (Unaudited)             As of
                                    As of June 30,          December 31,
                                    1996                    1995
Identifiable assets:
  Risk Management
    Regional Property and Casualty  $ 5,643.6               $ 5,741.8
    Corporate Risk
      Management Services               510.8                   458.9
                                    ----------              ----------
      Subtotal                        6,154.4                 6,200.7
                                    ----------              ----------
  Retirement and Asset Management
    Retail Financial Services         8,292.8                 7,218.6
    Institutional Services            4,015.2                 4,280.9
    Allmerica Asset Management            2.5                     2.1
                                    ----------              ----------
      Subtotal                       12,310.5                11,501.6
                                    ----------              ----------
  Corporate                              41.2                    55.4
                                    ----------              ----------
    Total                           $18,506.1               $17,757.7
                                    ==========              ==========

PART I
ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analysis of the interim consolidated results of operations and financial condition of the Company should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere herein.

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC", formerly State Mutual Life Assurance Company of America ["State Mutual"]), its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC", formerly SMA Life), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a 59.5%-owned non-insurance holding company), The Hanover Insurance Company ("Hanover", a wholly owned subsidiary of Allmerica P&C), Citizens Corporation ("Citizens", an 82.5%-owned subsidiary of Hanover), Citizens Insurance Company of America (a wholly owned subsidiary of Citizens) and certain other insurance and non-insurance subsidiaries.

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

The contribution from the Closed Block is included in 'Other income' in the interim Consolidated Financial Statements. The pre-tax contribution from the Closed Block was $2.6 million for the quarter ended and $6.0 million for the six months ended June 30,1996.


FAFLIC's conversion to a stock life insurance company, which was completed October 16, 1995, and the establishment of the Closed Block have affected the presentation of the Company's interim Consolidated Financial Statements. For comparability with the prior period, the following table presents the results of operations of the Closed Block combined with the results of operations outside the Closed Block for the quarter ended and the six months ended June 30, 1996.
Management's discussion and analysis addresses the results of operations as combined unless otherwise noted.

                                    (Unaudited)             (Unaudited)
                                    Quarter Ended           Six Months Ended
                                    June 30,                June 30,
(In millions)                       1996       1995         1996       1995
REVENUES
  Premiums                          $  564.5   $  546.1     $1,141.7   $1,112.9

  Universal life and investment
    product policy fees                 48.5       42.6         95.0       83.7

  Net investment income                179.8      178.7        354.0      361.2

  Net realized investment gains          2.1        7.9         54.3        5.7

  Realized gain on sale of
    mutual fund processing business      0.0        0.0          0.0       20.7

  Other income                          26.4       18.1         44.6       50.6

                                    ---------  ---------    ---------  ---------

    Total revenues                     821.3      793.4      1,689.6    1,634.8

                                    ---------  ---------    ---------  ---------


BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims, losses
    and loss adjustment expenses       508.9      494.1      1,044.5    1,017.3

  Policy acquisition expenses          121.7      120.1        242.3      235.4

  Other operating expenses             121.8      111.1        237.7      234.8
                                    ---------  ---------    ---------  ---------

    Total benefits, losses
      and expenses                     752.4      725.3      1,524.5    1,487.5
                                    ---------  ---------    ---------  ---------


Income before federal income taxes      68.9       68.1        165.1      147.3

                                    ---------  ---------    ---------  ---------

Federal income tax expense (benefit)
  Current.                              25.7       33.9         44.3       51.5

  Deferred                             (13.1)     (15.6)        (7.5)      (9.1)

                                    ---------  ---------    ---------  ---------

    Total federal income
      tax expense                       12.6       18.3         36.8       42.4

                                    ---------  ---------    ---------  ---------


Income before minority interest
  and extraordinary item                56.3       49.8        128.3      104.9

Minority interest                      (13.7)     (19.9)       (38.4)     (35.8)

                                    ---------  ---------    ---------  ---------

Income before extraordinary item        42.6       29.9         89.9       69.1


Extraordinary item -
  demutualization expenses               0.0       (3.5)         0.0       (6.0)

                                    ---------  ---------    ---------  ---------

Net Income                          $   42.6   $   26.4     $   89.9   $   63.1
                                    =========  =========    =========  =========


Results of Operations

Consolidated Overview

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30 ,1995

The Company's consolidated net income for the second quarter increased $16.2 million, or 61.4%, to $42.6 million, compared to the same period in 1995. Net income includes certain items which management believes are not indicative of overall operating trends.

The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest.

                                    (Unaudited)
                                    Quarter Ended
                                    June 30,
(In millions)                       1996       1995
Net income                          $   42.6   $   26.4
Adjustments:
  Net realized investment gains         (1.5)      (3.7)
  Contingency payment from sale of
    mutual fund processing business     (2.1)       0.0
  Extraordinary item -
    demutualization expenses             0.0        3.5
  Differential earnings
    tax adjustment                      (5.9)       0.5
                                    ---------  ---------
    Adjusted net income             $   33.1   $   26.7

The Company's adjusted net income increased $6.4 million, or 24.0%, to $33.1 million in the second quarter of 1996, compared to the same period in 1995. This increase is primarily attributable to an increase of $12.7 million in the Retail Financial Services segment, partially offset by a decrease of $3.3 million in the Regional Property and Casualty segment. Additionally, adjusted net losses in the Corporate segment were $4.0 million in the quarter ended June 30, 1996 primarily due to the interest expense on the Company's 7 5/8% Senior Debentures issued in October 1995. The increase in the Retail Financial Services segment relates primarily to increased variable products' fee revenue and income earned on proceeds from the Company's October, 1995 inital public offering. The decrease in the Regional Property and Casualty segment is primarily attributable to severe weather-related claims during the second quarter of 1996.

Premium revenue increased $18.4 million, or 3.4%, to $564.5 million in the second quarter of 1996. Premiums in the Regional Property and Casualty segment increased $8.9 million, or 1.9%, to $469.7 million due to modest increases in policies in force in the personal automobile and homeowners' lines at Hanover and to price increases in various lines at both Hanover and Citizens. Additionally, premiums in the Corporate Risk Management Services segment increased $8.4 million, or 12.7%, to $75.1 million due to increases in group dental, group life, disability and reinsurance coverages totaling $6.4 million as well as increases of $1.8 in risk sharing and stop loss products.

Universal life and investment-type product policy fees increased $5.9 million, or 13.8%, to $48.5 during the second quarter of 1996. This reflected additional deposits and appreciation on variable products account balances.

Net realized gains on investments decreased $5.8 million, or 73.4%, to $2.1 million in the second quarter of 1996 primarily due to second quarter losses of $4.6 million on the sale of fixed maturity investments.

Other income increased $8.3 million to $26.4 million for the quarter ended June 30, 1996. This increase was primarily attributable to $3.3 million related to the sale of the mutual fund processing business in 1996, a $2.0 million increase in retail investment management income and a $1.9 million increase from administrative services only ("ASO") fees.

Policy benefits, claims, losses and loss adjustment expenses ("LAE") increased $14.8 million, or 3.0% to $508.9 million during the second quarter of 1996. This increase is primarily attributable to a $22.4 million, or 7.0%, increase in losses and LAE in the Company's Regional Property and Casualty segment as a result of catastrophe losses and severe weather during the second quarter of 1996, primarily at Citizens.
Additionally, an increase of $5.8 million, or 9.0% in the Retail
Financial Services segment is primarily attributable to a $4.8 million adjustment to the traditional life insurance product line in the second quarter of 1995 for the cession of substantially all of the Company's term life insurance business. Corporate Risk Management
Services benefits increased $4.4 million, or 8.9% in the second quarter of 1996 principally due to product growth. These increases were partially offset by decreased policy benefits of $17.7 million, or 30.4%, in the Institutional Services segment primarily attributable to the continuing decline of Guaranteed Investment Contracts ("GICs") during 1996.

Other operating expenses increased $10.7 million, or 9.6%, to $121.8 million in the second quarter of 1996 compared to the same period in 1995 primarily due to increased expenses in the Corporate Risk Management Services and Corporate segments. Other operating expenses in the Corporate Risk Management Services segment increased $5.9 million, or 22.6%, to $32.0 million in the second quarter of 1996 as a result of increased commissions and sales incentives, increased claims processing expenses to cover growth in claims volume and increased premium taxes. Additionally, the Company incurred $4.5 million of other operating expenses in the Corporate segment in the second quarter of 1996, principally related to interest paid on the Company's Senior Debentures.

Federal income tax expense increased $5.7 million in the second quarter of 1996, while the effective tax rate decreased from 26.9% to 18.3% in the same period. For the life insurance subsidiaries, a decrease from 47.7% to 19.6% resulted primarily from a differential earnings charge of $0.5 million during the second quarter of 1995 compared to a differential earnings benefit of $5.9 million for the same period in 1996. For the Regional Property and Casualty subsidiaries, a slight decrease from 19.8% to 17.3% reflects a higher underwriting loss and a greater proportion of pre-tax income from tax-exempt bonds in 1996 than in the second quarter of 1995.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
1995

The Company's consolidated net income for the six months ended June 30, 1996 increased $26.8 million, or 42.5%, to $89.9 million, compared to the same period in 1995. Net income includes certain items which management believes are not indicative of overall operating trends.

The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest.

                                    (Unaudited)
                                    Six Months Ended
                                    June 30,
(In millions)                       1996       1995
Net income                          $   89.9   $   63.1
Adjustments:
  Net realized investment gains        (22.3)      (2.4)
  Net gain on disposal of business       0.0      (13.4)
  Contingency payment from sale of
    mutual fund processing business     (3.1)       0.0
  Extraordinary item -
    demutualization expenses             0.0        6.0
  Differential earnings
     tax adjustment                     (5.9)       1.3
                                    ---------  ---------
    Adjusted net income             $   58.6   $   54.6
                                    =========  =========

The increase in adjusted net income of $4.0 million is primarily attributable to an increase of $16.8 million in the Retail Financial Services segment, partially offset by a decrease of $9.3 million in the Regional Property and Casualty segment. The increase in the Retail Financial Services segment resulted primarily from increased fees from strong variable product growth and income earned on proceeds from the Company's October, 1995 inital public offering. These increases were partially offset by a decrease in the Regional Property and Casualty segment primarily due to severe weather-related claims during the first six months of 1996.

Premium revenue increased $28.8 million, or 2.6%, to $1,141.7 million during the first six months of 1996. Property and casualty premiums earned increased $18.2 million, or 2.0%, to $934.8 million, as a result of modest increases in policies in force in the personal automobile and homeowners' lines at Hanover, and to price increases in Hanover's homeowners' line and Citizens' personal automobile and homeowners' lines. Premiums in the Corporate Risk Management Services segment increased $16.9 million, or 12.8%, to $148.9 million due to an $11.6 million increase in group life, group dental, and reinsurance coverages in addition to an increase of $5.1 million in risk sharing and stop loss products. Premiums in the Retail Financial Services segment decreased $6.2 million, or 9.7%, to $58.0 million, primarily reflecting the Company's shift in focus from traditional life insurance products to variable life insurance and annuity products.

Universal life and investment product policy fees increased $11.3 million, or 13.5%, to $95.0 million during the first six months of 1996. This resulted from additional deposits and appreciation on variable products account balances.

Net investment income before taxes decreased $7.2 million, or 2.0%, to $354.0 million during the first six months of 1996. This decrease primarily reflects a reduction in invested assets due to declining GIC deposits resulting in a decline in investment income of $27.2 million. Since March 1995, when S&P lowered the claims-paying ratings of FAFLIC and AFLIAC to A+ (Good), sales of traditional GICs have substantially ceased. This decrease was partially offset by approximately $10.5 million of income on proceeds from the Company's initial public offering and from the issuance of Senior Debentures in October 1995. The average gross yield of the fixed maturity investment portfolio decreased from 7.3% in the first six months of 1995 to 7.1% for the same period in 1996.

Net realized gains on investments were $54.3 million and $5.7 million, before taxes and, $35.3 million and $3.7 million, after taxes in the first half of 1996 and 1995, respectively. In 1996, the Regional Property and Casualty segment revised its investment strategy, resulting in the sale of a substantial portion of its equity portfolio and the purchase of tax-exempt securities. Consequently, Regional Property and Casualty segment realized gains increased $28.6 million, to $30.9 million on an after-tax basis for the six months ended June 30, 1996. These sales are consistent with the segment's strategy to maximize after-tax net investment income.

Results in the first six months of 1995 included a $20.7 million pre-tax gain from the March 1995 sale of the Company's mutual fund processing business.

Other income decreased $6.0 million, or 11.9%, to $44.6 million in the first six months of 1996. This change was primarily attributable to a decrease of $13.5 million in the Institutional Services segment, partially offset by increases of $3.5 million and $3.6 million in the Retail Financial Services and Corporate Risk Management Services segments, respectively. The decrease in the Institutional Services segment's other income resulted primarily from the sale of the mutual fund processing business in March of 1995 which had contributed revenues of approximately $13.0 million in that year. This decrease was partially offset by the 1996 receipt of a non-recurring $4.8 million pre-tax contingent payment related to the sale. The increase in other income from the Retail Financial Services segment was primarily attributable to increased investment management income. The increase attributable to the Corporate Risk Management Services segment resulted primarily from increases in ASO contract fees.

Policy benefits, claims, losses and loss adjustment expenses increased
$27.2 million, or 2.7% to $1,044.5 million during the first six months of 1996. This increase is primarily attributable to a $48.3 million, or 7.5%, increase in losses and LAE in the Company's Regional Property and Casualty segment as a result of catastrophe losses and severe weather during the first six months of 1996. Additionally, a $9.4 million, or 9.8%, increase in the Corporate Risk Management Services segment resulted primarily from product growth, partially offset by favorable claims experience.
These increases were partially offset by decreased policy benefits of $31.2 million, or 26.7%, in the Institutional Services segment primarily resulting from the continuing decline GICs during 1996.

Policy acquisition expenses consist primarily of commissions, premium taxes and other policy issuance costs. Policy acquisition expenses increased $6.9 million, or 2.9%, to $242.3 million during the first six months of 1996. This was primarily due to an increase of $9.0 million, or 4.5%, to $210.5 million in the Regional Property and Casualty segment reflecting growth in net premiums earned.

Other operating expenses increased $2.9 million, or 1.2%, to $237.7 million in the first six months of 1996 compared to the same period in 1995 primarily due to increased expenses in the Corporate Risk Management Services and Corporate segments. Other operating expenses in the Corporate Risk Management Services segment increased $10.3 million, or 20.0%, to $61.9 million in 1996 as a result of increased commissions and sales incentives, increased claims processing expenses to cover growth in claims volume and increased premium taxes. Additionally, the Company incurred $9.5 million of other operating expenses in the Corporate segment in the first six months of 1996, principally related to interest paid on the Company's Senior Debentures. These increases were partially offset by a decrease of $17.4 million in the Institutional services segment related to the sale of the mutual fund processing business in March 1995.

Federal income tax expense decreased $5.6 million in the first six months of 1996, while the effective tax rate decreased from 28.8% to 22.31% in the same period. For the life insurance subsidiaries, a decrease from 44.3% to 27.7% resulted primarily from a differential earnings benefit of $5.9 million in the first half of 1996 versus a differential earnings charge in the first half of 1995. For the property and casualty subsidiaries, a slight decrease from 20.1% to 19.2% resulted from a higher underwriting loss and a greater proportion of pre-tax income from tax-exempt bonds in the first half of 1996.

Segment Results

The following is management's discussion and analysis of the Company's results of operations by business segment. The Company offers financial products and services in two major areas: Risk Management and Retirement and Asset Management. Within these broad areas, the Company conducts business principally in five operating segments. These segments are Regional Property and Casualty; Corporate Risk Management Services; Retail Financial Services; Institutional Services; and Allmerica Asset Management. The Regional Property and Casualty segment consists of the Company's 59.5% ownership of Allmerica P&C; however, all property and casualty results presented include 100% of Allmerica P&C's pre-tax results of operations, consistent with the presentation in the Company's consolidated financial statements. The other segments are all owned and operated by FAFLIC and its wholly owned subsidiaries.

In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of Senior Debentures and a portion of the net proceeds from the Company's initial public offering. These proceeds are invested in fixed maturities at June 30, 1996.

Risk Management

Regional Property and Casualty

The following table summarizes the results of operations for the Regional Property and Casualty segment for the periods indicated.

                                    (Unaudited)             (Unaudited)
                                    Quarter Ended           Six Months Ended
                                    June 30,                June 30,
(In millions)                       1996       1995         1996       1995
Revenues
  Net premiums earned......         $  469.7   $  460.8     $  934.8   $  916.6

  Net investment income                 56.3       51.0        108.6      104.0

  Net realized gains                     2.0        4.6         47.5        4.6

  Other income                           4.3        0.4          4.7        4.4
                                    ---------  ---------    ---------  ---------

    Total revenues                     532.3      516.8      1,095.6    1,029.6


Losses and LAE <FN1>                   343.6      321.2        692.9      644.6


Policy acquisition and other
  operating expenses                   151.6      144.7        298.1      290.4

                                    ---------  ---------    ---------  ---------

Income before taxes                 $   37.1   $   50.9     $  104.6   $   94.6
                                    =========  =========    =========  =========

<FN1>
Includes policyholders' dividends of $5.0 million and $4.4 million for the six months ended June 30, 1996 and 1995, respectively, and $1.9 million and $2.8 million for the quarters ended June 30, 1996 and 1995, respectively.

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

INCOME BEFORE TAXES

Income before taxes decreased $13.8 million, to $37.1 million in the second quarter of 1996, compared to the same period in 1995. Excluding realized gains and losses, income before taxes decreased $11.2 million, to $35.1 million in the second quarter of 1996. The decrease in income before taxes is primarily attributable to a $23.3 million increase in losses and loss adjustment expenses to $341.7 million in the second quarter of 1996 as a result of increased catastrophes, primarily at Citizens. Catastrophe losses in the second quarter of 1996 were $24.3 million, compared to $14.3 million in the second quarter of 1995. Net investment income increased $5.3 million, or 10.4%, to $56.3 million. This increase resulted primarily from an increase in debt securities and higher average yields on these securities. The second quarter of 1995 was also impacted by a $2.4 million charge related to the pre-refunding of municipal bonds.



LINES OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 60.7% and 59.7% of total net premiums earned in the second quarter of 1996 and 1995, respectively.

                           Hanover           Citizens          Consolidated

For the Quarters Ended     1996     1995     1996     1995     1996     1995
June 30 (In millions)
Net premiums earned        $147.7   $141.6   $137.2   $133.7   $284.9   $275.3
Losses and loss
  adjustment expenses        97.3     92.5    104.2     94.2    201.5    186.7
Policy acquisition and other
  underwriting expenses      50.3     42.7     36.2     36.5     86.5     79.2
                           -------  -------  -------  -------  -------  -------

Underwriting (loss) profit $  0.1   $  6.4   $ (3.2)  $  3.0   $ (3.1)  $  9.4
                           =======  =======  =======  =======  =======  =======

Revenues

Personal lines of business net premiums earned increased $9.6 million, or 3.5%, to $284.9 million during the second quarter of 1996, compared to $275.3 million in the second quarter of 1995. Hanover's personal lines of business net premiums earned increased $6.1 million, or 4.3%, to $147.7 million during the second quarter of 1996. This increase is attributable to modest increases in policies in force in the personal automobile and homeowners lines, primarily as a result of growth in group business and in expansion states, and price increases in the homeowners line. Citizens' personal lines of business net premiums earned increased $3.5 million, or 2.6%, to $137.2 million in the second quarter of 1996. This increase is primarily attributable to price increases in the personal automobile and homeowners lines.

Underwriting Results

The personal lines of business underwriting profit decreased $12.5 million, to a loss of $3.1 million in the second quarter of 1996.
Hanover's underwriting profit decreased $6.3 million, while Citizens' decreased $6.2 million to a loss of $3.2 million.

The decrease in Hanover's underwriting profit resulted primarily from a $7.6 million, or 17.8%, increase in policy acquisition and other underwriting expenses to $50.3 million in the second quarter of 1996. This increase is primarily attributable to increases in net earned premium, a $1.5 million increase in group business expenses and a $1.7 million increase in expenses associated with the policy administration technology project.

Citizens' decrease in underwriting profit is primarily attributable to a $13.6 million increase in catastrophe losses during the second quarter of 1996. This resulted in a $10.0 million, or 10.6% increase in losses and LAE to $104.2 million. This was partially offset by favorable claims activity in both the current and prior accident years in the personal automobile line attributable to improvements in severity. Citizens did not incur any catastrophe losses in the second quarter of 1995.

Policy acquisition and other underwriting expenses at Citizens decreased $0.3 million, to $36.2 million in the second quarter of 1996. The decrease is primarily attributable to decreases in employee related expenses and contingent commissions, partially offset by the effect of increases in net earned premium.

Commercial Lines of Business

The commercial lines of business represented 39.3% and 40.3% of total net premiums earned in the second quarter of 1996 and 1995, respectively.

                           Hanover           Citizens          Consolidated

For the Quarters Ended     1996     1995     1996     1995     1996     1995
June 30 (In millions)
Net premiums earned        $110.9   $116.0   $ 73.9   $ 69.5   $184.8   $185.5
Losses and loss
  adjustment expenses        80.4     85.5     59.8     46.2    140.2    131.7
Policy acquisition and other
  underwriting expenses      44.4     48.8     16.2     16.7     60.6     65.5
Policyholders' dividends      0.1      1.2      1.8      1.6      1.9      2.8
                           -------  -------  -------  -------  -------  -------

Underwriting (loss) profit $(14.0)  $(19.5)  $ (3.9)  $  5.0   $(17.9)  $(14.5)
                           =======  =======  =======  =======  =======  =======


Revenues

Commercial lines of business net premiums earned decreased $0.7 million, to $184.8 million in the second quarter of 1996. Hanover's commercial lines of business net premiums earned decreased $5.1 million, or 4.4%, to $110.9 million. This decrease is primarily attributable to Hanover's withdrawal from a large voluntary pool on December 1, 1995 and to competitive market conditions in these lines of business. Rate decreases in all commercial lines and decreases in policies in force in the commercial multiple peril line also contributed to the decrease in net earned premium at Hanover. Citizens' commercial lines of business net premiums earned increased $4.4 million, or 6.3%, to $73.9 million in the second quarter of 1996.
 This increase is primarily attributable to a 5.8% increase in policies in force in the commercial multiple peril line since December 31, 1995. This increase was partially offset by rate decreases in the workers' compensation line as a result of continuing competition in this line in Michigan. Rates in the workers' compensation line were decreased 8.5%, 7.0% and 6.4% effective May 1, 1995, December 1, 1995, and June 1, 1996, respectively.

Continued competitive conditions in the workers' compensation line at both Hanover and Citizens may result in future price decreases that will impact growth in this line. In addition, Hanover's premium growth in the commercial lines of business may be impacted by continued competitive pricing in 1996 as a result of soft market conditions combined with Hanover's effort to maintain its current underwriting standards.

Underwriting Results

The commercial lines of business underwriting loss increased $3.4 million, or 23.4%, to a loss of $17.9 million in the second quarter of 1996. Hanover's underwriting loss improved $5.5 million, or 28.2%, to a loss of $14.0 million, while Citizens' underwriting profit decreased $8.9 million, to a loss of $3.9 million in the second quarter of 1996.

Hanover's commercial lines of business losses and LAE decreased $5.1 million, or 6.0%, to $80.4 million in the second quarter of 1996. This improvement is primarily attributable to a decrease of $8.3 million, resulting from the withdrawal of a major voluntary pool and a $5.3 million decrease in the commercial automobile line as a result of favorable claims experience on the current and prior years. This was partially offset by a $11.2 million increase in losses and LAE in the workers' compensation line reflecting increased claim frequency and severity.

Citizens' underwriting loss resulted primarily from increased loss frequency in the commercial multiple peril line and a $2.3 million increase in catastrophe losses in this line. Losses and LAE in the commercial multiple peril line increased $6.0 million, or 44.4%, to $19.5 million. There were no catastrophe losses in the commercial lines of business in the second quarter of 1995.

Policy acquisition and other underwriting expenses in the commercial lines of business decreased $4.9 million, or 7.5%, to $60.6 million in the second quarter of 1996. Hanover's policy acquisition and other underwriting expenses decreased $4.4 million, or 9.0%, to $44.4 million, primarily attributable to a $6.5 million decrease in expenses associated with a change in estimate in deferred expenses during the second quarter of 1996, and the effect of decreases in net earned premium. Hanover revised its estimate of deferred acquisition costs during the quarter to reflect changes in variable underwriting expenses. This was partially offset by a $1.2 million increase associated with the policy administration technology project. Citizens' policy acquisition and other underwriting expenses decreased $0.5 million, or 3.0%, to $16.2 million, resulting from decreases in employee related expenses and contingent commissions, partially offset by the effect of increases in net earned premium.

Investment results

Net investment income before taxes increased $5.3 million, to $56.3 million in 1996 compared to $51.0 million in the comparable quarter of 1995. This increase primarily reflects an increase in average invested assets and a higher level of debt securities in the portfolio. Net investment income in 1995 was adversely impacted by a $2.4 million charge related to the pre-refunding of municipal bond securities. Average yields on debt securities increased from 6.2% in the second quarter of 1995 to 6.4% in the comparable 1996 quarter. Net investment income after taxes increased $4.3 million, to $46.2 million. During the first quarter of 1996, the Company revised its investment strategy, resulting in the sale of a substantial portion of this segment's equity portfolio and the purchase of tax-exempt securities. This is consistent with the Company's strategy of maximizing after-tax net investment income. This segment had realized gains of $2.0 million during the second quarter of 1996 compared to realized gains of $4.6 million in the second quarter of 1995.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
1995

INCOME BEFORE TAXES

Income before taxes for the six months ended June 30, 1996 increased $10.0 million, or 10.6%, to $104.6 million, compared to the same period in 1995. The increase in income before taxes is primarily attributable to a $42.9 million increase in realized gains, primarily related to the sale of equity securities. This increase reflects the Company's decision during the first quarter of 1996 to increase the proportion of debt securities in the Regional Property and Casualty segment's portfolio. Excluding net realized gains, income before taxes decreased $32.9 million, to $57.1 million for the six months ended June 30, 1996. Income before taxes in the six month period of 1996 was significantly impacted by catastrophes and other severe weather related losses. This resulted in a $47.7 million increase in losses and loss adjustment expenses to $687.9 million in the six months ended June 30, 1996. Catastrophe losses in the six months ended June 30, 1996 were $54.3 million, compared to $16.3 million in the comparable 1995 period. This was partially offset by favorable claims experience on current and prior accident years, primarily at Citizens, primarily in the personal automobile and workers' compensation lines. Net investment income increased $4.6 million, or 4.4%, to $108.6 million. This increase reflects an increase in debt securities resulting from the Company's strategy to reduce the level of equity securities in the Regional Property and Casualty segment's portfolio, which was implemented during the first quarter of 1996. The six month results were also impacted by a $2.4 million charge related to the pre-refunding of municipal bonds.

LINES OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 60.5% and 59.3% of total net premiums earned in the six months ended June 30, 1996 and 1995, respectively.

                           Hanover           Citizens          Consolidated

For the Six Months Ended   1996     1995     1996     1995     1996     1995
June 30 (In millions)
Net premiums earned        $292.8   $280.8   $272.3   $263.0   $565.1   $543.8
Losses and loss
  adjustment expenses       213.6    184.6    211.6    198.8    425.2    383.4
Policy acquisition and other
  underwriting expenses      99.3     88.1     72.6     72.8    171.9    160.9
                           -------  -------  -------  -------  -------  -------

Underwriting (loss) profit $(20.1)  $  8.1   $(11.9)  $ (8.6)  $(32.0)  $ (0.5)
                           =======  =======  =======  =======  =======  =======

Revenues

Personal lines of business net premiums earned for the six months ended June 30, 1996 increased $21.3 million, or 3.9%, to $565.1 million, compared to $543.8 million in the same period of 1995. Hanover's personal lines of business net premiums earned increased $12.0 million, or 4.3%, to $292.8 million during the six months ended June 30, 1996. This increase is primarily attributable to modest increases in policies in force in the personal automobile and homeowners lines and price increases in the homeowners line. Citizens' personal lines of business net premiums earned increased $9.3 million, or 3.5%, to $272.3 million in the six months ended June 30, 1996.
This increase is primarily attributable to price increases in the personal automobile and homeowners lines.

Underwriting Results

The personal lines of business underwriting loss for the six months ended June 30, 1996 increased $31.5 million, to a loss of $32.0 million. Hanover's underwriting loss increased $28.2 million, while Citizens' increased $3.3 million.

Hanover's personal lines of business losses and LAE increased $29.0 million, or 15.7%, to $213.6 million in the six months ended June 30, 1996. This increase is primarily attributable to a $19.0 million increase in losses and LAE in the homeowners line, resulting from increased catastrophes during the period. Catastrophe losses in the personal lines of business increased $13.4 million, to $22.1 million in the six months ended June 30, 1996 from $8.7 million during the comparable 1995 period.

Citizens' underwriting loss increased primarily as a result of a $17.7 million increase in catastrophe losses. This resulted in a $24.9 million increase in losses and LAE in the homeowners line. Favorable claims experience on current and prior years resulted in a $12.7 million decrease in losses and LAE in the personal automobile line. There were no catastrophe losses in the personal lines of business during the six month period ended June 30, 1995.

Policy acquisition and other underwriting expenses in the personal lines of business increased $11.0 million, or 6.8%, to $171.9 million in the six months ended June 30, 1996. This increase is primarily attributable to an increase of $11.2 million, or 12.7%, to $99.3 million at Hanover for the six months ended June 30, 1996. This increase is due to the effect of increases in net earned premium, a $3.0 million increase in group business expenses, a $2.0 million increase in commissions and a $1.8 million increase in expenses associated with the policy administration technology project. Policy acquisition and other underwriting expenses in the personal lines of business at Citizens decreased $0.2 million, to $72.6 million for the six months ended June 30, 1996. This decrease is primarily attributable to decreases in employee related expenses and contingent commissions, partially offset by the effect of increases in net earned premium.

Commercial Lines of Business

The commercial lines of business represented 39.5% and 40.7% of total net premiums earned in the six months ended June 30, 1996 and 1995, respectively.

                           Hanover           Citizens          Consolidated

For the Six Months Ended   1996     1995     1996     1995     1996     1995
June 30 (In millions)
Net premiums earned        $226.4   $237.6   $143.3   $135.2   $369.7   $372.8
Losses and loss
  adjustment expenses       154.8    169.5    107.9     87.3    262.7    256.8
Policy acquisition and other
  underwriting expenses      88.1     94.7     33.6     34.8    121.7    129.5
Policyholders' dividends      1.4      1.7      3.6      2.7      5.0      4.4
                           -------  -------  -------  -------  -------  -------

Underwriting (loss) profit $(17.9)  $(28.3)  $ (1.8)  $ 10.4   $(19.7)  $(17.9)
                           =======  =======  =======  =======  =======  =======


Revenues

Commercial lines of business net premiums earned for the six months ended June 30, 1996 decreased $3.1 million, or 1.0%, to $369.7 million. Hanover's commercial lines of business net premiums earned decreased $11.2 million, or 4.7%, to $226.4 million. This decrease is primarily attributable to Hanover's withdrawal from a large voluntary pool on December 1, 1995. Rate decreases in all commercial lines and decreases in policies in force in the commercial multiple peril line also contributed to the decrease in net earned premium at Hanover. Citizens' commercial lines of business net premiums earned increased $8.1 million, or 6.0%, to $143.3 million in the six months ended June 30, 1996. The increase is primarily attributable to a 5.8% increase in policies in force in the commercial multiple peril line since December 31, 1995. Rates in the workers' compensation line were decreased 8.5%, 7.0% and 6.4% effective May 1, 1995, December 1, 1995, and June 1, 1996, respectively.

Underwriting Results

The commercial lines of business underwriting loss for the six months ended June 30, 1996 increased $1.8 million, or 10.1% to a loss of $19.7 million. Hanover's underwriting loss improved $10.4 million, or 36.7%, to a loss of $17.9 million and Citizens' underwriting profit decreased $12.2 million, to a loss of $1.8 million in the six months ended June 30, 1996.

Hanover's commercial lines of business losses and LAE decreased $14.7 million, or 8.7%, to $154.8 million in the six months ended June 30, 1996. This improvement is primarily attributable to a decrease of $12.1 million in the commercial automobile line as a result of favorable claims experience on the current and prior years and an $8.9 million decrease in losses in LAE resulting from the withdrawal of a large voluntary pool. However, losses and LAE in the commercial multiple peril lines increased $5.9 million, to $80.7 million, primarily due to an increase in catastrophes from $5.0 million in 1995 to $7.9 million in 1996, and to increased severity in this line.

Citizens' underwriting profit decreased primarily due to increased claims activity in the commercial multiple peril line, resulting from severe weather and catastrophe losses which adversely impacted this line. Commercial multiple peril losses and LAE increased $12.5 million, or 63.1%, to $32.3 million in the six months ended June 30, 1996. Catastrophe losses were $3.0 million in these lines of business during the six months ended June 30, 1996. There were no catastrophe losses in this lines of business for the comparable period of 1995.

Policy acquisition and other underwriting expenses in the commercial lines of business decreased $7.8 million, or 6.0%, to $121.7 million in the six months ended June 30, 1996. Hanover's policy acquisition expenses and other underwriting expenses decreased $6.6 million, or 7.0%, to $88.1 million, primarily attributable to a $5.2 million decrease in expenses associated with a change in estimate in deferred expenses during the second quarter of 1996, and by the effect of decreases in net earned premium. Hanover revised its estimate of deferred acquisition costs during the quarter to reflect changes in variable underwriting expenses. This was partially offset by a $1.2 million increase associated with the policy administration technology project. Citizens' policy acquisition and other underwriting expenses in the commercial lines of business decreased $1.2 million, or 3.4%, to $33.6 million, primarily attributable to decreases in employee related expenses and contingent commissions, partially offset by the effect of increases in net earned premium.

INVESTMENT RESULTS

Net investment income before taxes increased $4.6 million, or 4.4%, to $108.6 million during the first six months of 1996 compared to $104.0 million in the comparable period of 1995. This increase primarily reflects an increase in average invested assets and a higher level of debt securities in the portfolio. Net investment income in 1995 was adversely impacted by a $2.4 million charge related to the pre-refunding of municipal bond securities. Average yields on debt securities decreased from 6.3% in the six months ended June 30, 1995 to 6.2% in 1996. Net investment income after taxes increased $4.6 million, to $90.1 million, primarily attributable to the increase in tax-exempt debt securities. During the first quarter of 1996, the Company revised its investment strategy, resulting in the sale of a substantial portion of this segment's equity portfolio and the purchase of tax-exempt securities. This is consistent with the Company's strategy of maximizing after-tax net investment income. As a result of the sale of equity securities, the Regional Property and Casualty segment had realized gains of $47.5 million during the six months ended June 30, 1996, compared to realized gains of $4.6 million in 1995.

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

For the six months ended June 30, (In millions)       1996          1995
Reserve for losses and LAE, beginning of period       $ 2,896.0     $ 2,821.7
Incurred losses and LAE, net of
  reinsurance recoverable:
  Provision for insured events of the current year        743.6         685.6
  Decrease in provision for insured events
    of prior years                                        (55.7)        (45.4)
                                                      ----------    ----------
Total incurred losses and LAE                             687.9         640.2
                                                      ----------    ----------
Payments, net of reinsurance recoverable:
  Losses and LAE attributable to insured
     events of current year                             300.9           236.5
  Losses and LAE attributable to insured
    events of prior years .                             386.1           365.2
                                                      ----------    ----------
Total payments                                          687.0           601.7
                                                      ----------    ----------

Change in reinsurance recoverable on unpaid losses      (31.8)           (3.7)
                                                      ----------    ----------
Reserve for losses and LAE, end of period             $2,865.1      $ 2,856.5
                                                      ==========    ==========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $55.7 million and $45.4 million for the six month periods ended June 30, 1996 and 1995, respectively. The increase in favorable development on prior years' loss reserves of $10.3 million results primarily from a $7.3 million increase in favorable development at Citizens to $14.3 million. The favorable reserve development at Citizens in 1996 primarily reflects reduced medical costs in the personal automobile line. Hanover's favorable development remained relatively stable at $41.4 million during the six months ended June 30, 1996. Hanover continues to experience favorable development in the personal automobile, workers' compensation and commercial automobile lines. However, the commercial multiple peril line continues to develop unfavorably.

Corporate Risk Management Services

The following table summarizes the results of operations for the Corporate Risk Management Services ("CRMS") lines of business for the periods indicated.

                                    (Unaudited)             (Unaudited)
                                    Quarter Ended           Six Months Ended
                                    June 30,                June 30,
(In millions)                       1996       1995         1996       1995
Premiums and premium equivalents
  Premiums                          $   75.1   $   66.7     $  148.9   $  132.0

  Premium equivalents                  143.9      124.0        286.5      249.1
                                    ---------  ---------    ---------  ---------

    Total premiums and
      premium equivalents           $  219.0   $  190.7     $  435.4   $  381.1
                                    =========  =========    =========  =========


Revenues
  Premiums                          $   75.1   $   66.7     $  148.9   $  132.0

  Net investment income                  5.4        4.2         10.2        7.9

  Net realized (losses) gains            0.2        0.2          0.1        0.3

  Other income                           8.9        7.0         17.2       13.6

                                    ---------  ---------    ---------  ---------
Total revenues                          89.6       78.1        176.4      153.8


Policy benefits, claims and losses      53.5       49.2        105.5       96.1

Policy acquisition expenses              0.7        0.6          1.5        1.3

Other operating expenses                32.0       26.1         61.9       51.6

                                    ---------  ---------    ---------  ---------


Income before taxes                 $    3.4   $    2.2     $    7.5   $   4.8
                                    =========  =========    =========  =========

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

Income before taxes increased $1.2 million, or 54.5%, to $3.4 million in the second quarter of 1996 compared to the second quarter of 1995. This increase was primarily attributable to premium growth in the Company's risk sharing, non-medical, and administrative services only product lines, partially offset by increases in benefits and claims expenses and other operating expenses.

Premiums increased $8.4 million, or 12.6%, to $75.1 million in the second quarter of 1996 primarily due to increases in group dental, group life, stop loss, reinsurance and risk sharing product lines totaling $7.2 million.

Net investment income increased $1.2 million, or 28.6%, to $5.4 million in the second quarter of 1996 due to growth in invested assets.

Other income increased $1.9 million, or 27.1%, to $8.9 million in the second quarter of 1996 due primarily to an increase in fees from ASO contracts.

Policy benefits, claims and losses increased $4.3 million, or 8.7%, to $53.5 million in the second quarter of 1996 compared to the same period in 1995. This increase is principally attributable to the increased premium growth, partially offset by favorable loss experience.

Other operating expenses increased $5.9 million, or 22.6%, to $32.0 million in the second quarter of 1996 primarily due to increases in commissions and sales incentives, increases in claims processing expenses to cover growth in claims volume and increased premium taxes.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
1995

Income before taxes increased $2.7 million, or 56.3%, to $7.5 million in the first half of 1996 compared to the same period in 1995. This increase was primarily attributable to premium growth in the Company's risk sharing, non-medical, and administrative services only product lines, partially offset by increases in benefits and claims expenses and other operating expenses.

Premiums increased $16.9 million, or 12.8%, to $148.9 million in the first six months of 1996 primarily due to increases in group life, group dental, reinsurance, risk sharing and stop loss product lines totaling $16.7 million. These increases were partially offset by decreases of $0.5 million in full indemnity medical products. The decrease in full indemnity health business is consistent with the Company's strategy to de-emphasize these products in favor of the more profitable risk sharing and non-medical arrangements.

Net investment income increased $2.3 million, or 29.1%, to $10.2 million in the first half of 1996 due to growth in invested assets.

Other income increased $3.6 million, or 26.5%, to $17.2 million in the first six months of 1996 due primarily to an increase in fees from ASO contracts.

Policy benefits, claims and losses increased $9.4 million, or 9.8%, to $105.5 million in the first half of 1996 compared to the same period in 1995. This increase is principally related to the increased premium growth, partially offset by favorable claims experience.

Other operating expenses increased $10.3 million, or 20.0%, to $61.9 million for the six months ended June 30, 1996 primarily due to increases in commissions and sales incentives, increases in claims processing expenses to cover growth in claims volume and increased premium taxes.

Retirement and Asset Management

Retail Financial Services

The following table summarizes the results of operations for the Retail Financial Services lines of business for the periods indicated.

                                    (Unaudited)             (Unaudited)
                                    Quarter Ended           Six Months Ended
                                    June 30,                June 30,
(In millions)                       1996       1995         1996       1995
Revenues
  Premiums......                    $   19.7   $   18.5     $   58.0   $   64.2

  Fees..............                    44.4       39.3         86.9       77.0

  Net investment income                 64.0       54.7        123.2      110.9

  Net realized gains (losses)           (1.1)       0.3         (0.2)      (1.9)

  Other income                           7.5        5.5         13.6       10.1

                                    ---------  ---------    ---------  ---------

Total revenues                         134.5      118.3        281.5      260.3


Policy  benefits, claims and losses     71.3       65.5        160.6      159.9
Policy acquisition expenses             13.6       18.6         29.0       31.0

Other operating expenses                29.4       26.3         56.8       53.6

                                    ---------  ---------    ---------  ---------

Income before taxes                 $   20.2   $    7.9     $   35.1   $   15.8

                                    =========  =========    =========  =========

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

Income before taxes increased $12.3 million, or 155.7%, to $20.2 million in the second quarter of 1996 compared to the second quarter of 1995. This increase was primarily attributable to growth in variable products' fee revenue, income earned on the proceeds from the October, 1995 initial public offerings and a decrease in policy acquisition expenses, partially offset by an increase in policy benefits.

Premiums remained relatively flat, increasing $1.2 million, or 6.5%, to $19.7 million, during the second quarter of 1996. While the Company expects premiums from traditional life insurance products to decline, increases of approximately $1.7 million were recognized related to the cession of substantially all of the Company's term life insurance business in the second quarter 1995.

The increase in fee revenue of $5.1 million, or 13.0%, to $44.4 million in the second quarter of 1996 is due to additional deposits and appreciation on variable products' account balances. Fees from variable universal life increased $1.4 million, or 15.9%, to $10.2 million for the second quarter of 1996. Fees from annuities increased
$5.6 million, or 69.1%, to $13.7 million in the second quarter of 1996. These increases were partially offset by a continued decline in fees from non-variable universal life of $1.9 million. The Company expects fees on this product to decrease as policies in force and related contract values decline.

Net investment income increased $9.3 million, or 17.0 %, to $64.0 million in the second quarter of 1996 compared to the second quarter of 1995 resulting primarily from $5.4 million in income earned on proceeds from the Company's October, 1995 initial public offerings. Additionally, increases in short-term debt used to finance additions to the investment portfolio have resulted in increased investment income.

Policy benefits, claims, and losses increased $5.8 million, or 8.9%, to $71.3 million in the second quarter of 1996 compared to the same period in 1995. This resulted primarily from an adjustment reducing traditional life insurance policy benefits by approximately $4.8 million in the second quarter of 1995 resulting from the cession of substantially all of the Company's term life insurance business.

Policy acquisition expenses decreased $5.0 million, or 26.9%, to $13.6 million in the second quarter of 1996 compared to the second quarter of 1995. This resulted primarily from an adjustment reducing traditional life insurance policy acquisition expenses by approximately $2.2 million in the second quarter of 1995 resulting from the cession of substantially all of the Company's term life insurance business. In addition, a change in mortality assumptions in variable universal life products during the second quarter of 1996 resulted in decreased amortization.

Other operating expenses increased $3.1 million, or 11.8%, to $29.4 million for the quarter ended June 30, 1996. This increase was primarily attributable to additional interest expense in 1996 resulting from short-term debt.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
1995

Income before taxes increased $19.3 million, or 122.2%, to $35.1 million in the first half of 1996 compared to the same period in 1995.
 This increase was primarily attributable to growth in variable products' fee revenue and income earned on the proceeds from the
October, 1995 initial public offerings.   These increases were
partially offset by a decrease in premiums from traditional life and health products.

The decrease in premiums of $6.2 million, or 9.7%, to $58.0 million in the first six months of 1996 is primarily due to the Company's shift in focus from traditional life insurance products to variable life insurance and annuity products. Premiums from traditional life products decreased $4.2 million, or 9.3%, to $40.8 million in the first half of 1996. Premiums from individual health products decreased $2.1 million, or 10.9%, to $17.1 million in 1996.

The increase in fee revenue of $9.9 million, or 12.9%, to $86.9 million in the first half of 1996 is due to additional deposits and appreciation on variable products account balances. Fees from variable universal life increased $3.4 million, or 20.0%, to $20.4 million in the first six months of 1996. Fees from annuities increased $10.1 million, or 65.2%, to $25.6 million in 1996. These increases were partially offset by a continued decline in fees from non-variable universal life of $3.6 million. The Company expects fees on this product to decrease as policies in force and related contract values decline.

Net investment income increased $12.3 million, or 11.1 %, to $123.2 million in the first half of 1996 primarily from $8.4 million in income earned on proceeds from the Company's October, 1995 initial public offerings. Additionally, increases in short-term debt used to finance additions to the investment portfolio have resulted in increased investment income.

Policy benefits, claims, and losses remained relatively flat in the first six months of 1996 compared to the same period in 1995, increasing $0.7 million, or 0.4%, to $160.6 million. Increases in variable products' policy benefits, which related primarily to growth in the business, were partially offset by a decrease in non-variable universal life policy benefits as a result of more favorable mortality experience in 1996.

Other operating expenses increased $3.2 million, or 6.0%, to $56.8 million for the six months ended June 30, 1996. This increase was primarily attributable to additional interest expense in 1996 resulting from short-term debt.

Institutional Services

The following table summarizes the results of operations for the Institutional Services segment for the periods indicated.

                                    (Unaudited)             (Unaudited)
                                    Quarter Ended           Six Months Ended
                                    June 30,                June 30,
(In millions)                       1996       1995         1996       1995
Revenues
  Fees, premiums, non-insurance
    and other income<FN1>           $    9.8   $    6.4     $   17.2   $   26.2

  Net investment income
    GICs                                25.7       40.6         55.2       82.4

    Other                               27.4       28.1         55.3       55.9

  Net realized gains                     1.2        3.9          7.1        3.8
  Gain on sale of mutual fund
    processing business                  0.0        0.0          0.0       20.7

                                    ---------  ---------    ---------  ---------

Total revenues                          64.1       79.0        134.8      189.0


Policy benefits, claims and losses
  GICs                                  23.3       36.2         50.7       74.6

  Other                                 17.2       22.0         34.8       42.1

Policy acquisition expenses              0.7        0.9          1.4        1.6

Other operating expenses                10.7       13.4         22.3       39.7

                                    ---------  ---------    ---------  ---------

Income before taxes                 $   12.2   $    6.5     $   25.6   $   31.0

                                    =========  =========    =========  =========

<FN1>
Fees, premiums and non-insurance income includes fees from retirement services, mutual fund services, institutional 401(K) recordkeeping services, and other miscellaneous non-insurance related fees. In March 1995, the Company sold its mutual fund processing business.

Quarter Ended June 30, 1996 compared to Quarter Ended June 30, 1995

Income before taxes increased $5.7 million, or 87.7%, to $12.2 million for the second quarter of 1996 compared to the second quarter of 1995. This increase was primarily attributable to a non-recurring $3.3 million contingent payment from the sale of the mutual fund processing business included in other income, and a pre-tax operating loss in the second quarter of 1995 from that business of $2.5 million. Additionally, other policy benefits, claims and losses declined $4.8 million as a result of cancellations of defined benefit and defined contribution plans, and to favorable mortality experience in the group annuity line. These increases were partially offset by a $2.7 million decrease in realized investment gains as well as a decline in the interest margin on GICs of $2.0 million, due to declining GIC deposits.

Fees, premiums, and non-insurance income increased $3.4 million, or 53.1%, to $9.8 million in 1996 primarily due to the non-recurring $3.3 million contingent payment related to the sale of the mutual fund processing business in 1995.

Net realized gains decreased $2.7 million, to $1.2 million in the second quarter of 1996 primarily due to second quarter losses of $2.6 million on the sale of fixed maturity investments.

Other policy benefits, claims and losses consist primarily of benefits provided by the Company's defined contribution and defined benefit plans, including annuity benefits for certain defined benefit plan participants electing that option. Other policy benefits, claims and losses decreased $4.8 million, or 21.8%, to $17.2 million for the second quarter of 1996, primarily due to reductions in interest credited to participants resulting from the aforementioned cancellations, and to favorable mortality experience in the group annuity line.

Other operating expenses decreased $2.7 million, or 20.1%, to $10.7 million for the first six months of 1996. This decrease was primarily attributable to the sale of the mutual fund processing business, which incurred $2.5 million of operating expenses in the second quarter of 1995.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
1995

Income before taxes decreased $5.4 million, or 17.4%, to $25.6 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This decrease was primarily attributable to the sale of the Company's mutual fund processing business in March 1995, resulting in a pre-tax gain of $20.7 million, partially offset by a pre-tax operating loss from that business of $4.5 million for the first six months of 1995. Also, a non-recurring $4.8 million contingent payment related to the sale was received in 1996 and included in other income. Additionally, other policy benefits, claims and losses declined $7.3 million as a result of defined benefit and defined contribution plan cancellations and favorable mortality experience in the group annuity line. An increase in realized investment gains of $3.3 million was offset by a decline in the interest margins on GICs of $3.3 million, due to declining GIC deposits.

Fees, premiums, non-insurance and other income decreased $9.0 million, or 34.4%, to $17.2 million in the first half of 1996. As noted above, this decrease was primarily attributable to a $13.0 million decrease in revenues from the mutual fund processing business, partially offset by the 1996 receipt of a non-recurring $4.8 million contingent payment related to the sale. Additionally, decreases in fee income resulting from cancellations of defined benefit and defined contribution plans were more than offset by increases in fees due to the appreciation of related separate account balances.

Net investment income related to GICs and interest credited to GIC contractholders have declined as a result of declining GIC deposits due to the downgrading in March 1995 of FAFLIC's and AFLIAC's S&P Rating to A+ (Good). As a result, sales of traditional GICs have substantially ceased. Management expects GIC deposits and related income to continue to decline.

Net realized gains increased $3.3 million, to $7.1 million in the first six months of 1996. This change resulted primarily from increased sales of real estate properties of $2.6 million, as well as increases in mortgage loan prepayment fees and decreases in mortgage loan impairments totaling $1.5 million. These increases were partially offset by losses on the sale of bonds.

Other policy benefits, claims and losses consist primarily of benefits provided by the Company's defined contribution and defined benefit plans, including annuity benefits for certain defined benefit plan participants electing that option. Policy benefits, claims and losses for defined benefit and defined contribution plans declined from $42.2 million in 1995 to $34.7 million in 1996. This was primarily due to reductions in the interest credited to participants resulting from the aforementioned cancellations, and to favorable mortality experience in the group annuity line.

Other operating expenses decreased $17.4 million, or 43.8%, to $22.3 million in the first six months of 1996. This decrease was primarily attributable to the sale of the mutual fund processing business, which incurred $17.8 million of operating expenses in the first six months of 1995.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.

                                    (Unaudited)             (Unaudited)
                                    Quarter Ended           Six Months Ended
                                    June 30,                June 30,
(In millions)                       1996       1995         1996       1995
Fees and other income:
  External                          $    0.3   $    0.4     $    0.5   $    0.9

  Internal                               3.2        0.8          4.0        1.2

                                    ---------  ---------    ---------  ---------

Total revenues                           3.5        1.2          4.5        2.1


Other operating expenses                 3.3        0.6          4.0        1.0

                                    ---------  ---------    ---------  ---------
Income before taxes                 $    0.2   $    0.6     $    0.5   $    1.1
                                    =========  =========    =========  =========

Since 1994, the Company has provided investment advisory and subadvisory services, primarily to affiliates, through its registered investment advisor, Allmerica Asset Management. In the second quarter of 1996, the Allmerica Asset Management segment finalized a contract with two related parties, FAFLIC and AFLIAC, to provide investment advisory services.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                                    (Unaudited)             (Unaudited)
                                    Quarter Ended           Six Months Ended
                                    June 30,                June 30,
(In millions)                       1996       1995         1996       1995
Revenues
  Investment and other income       $    1.0   $    0.0     $    1.5   $    0.0

  Realized loss                         (0.2)       0.0         (0.2)       0.0

                                    ---------  ---------    ---------  ---------

    Total revenues                       0.8        0.0          1.3        0.0


Other operating expenses                 5.0        0.0          9.5        0.0

                                    ---------  ---------    ---------  ---------

Loss before taxes                   $   (4.2)   $   0.0     $   (8.2)   $   0.0

This segment consists primarily of $41.2 million of cash and investments remaining from the $52.9 million in net proceeds retained by the holding company in the Company's initial public offering. These investments earned $1.5 million in net investment income in the first six months of 1996. The segment incurred $9.5 million of other operating expenses in 1996 primarily reflecting $7.6 million in interest expense on the Company's 7 5/8% Senior Debentures issued in October 1995.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:

                          June 30,                     December 31,
                          1996<FN1>                    1995<FN1>
                          Carrying   % of Total        Carrying   % of Total
(Dollars in millions)     Value      Carrying Value    Value      Carrying Value

Fixed maturities<FN2>     $ 8,402.7   81.3%            $ 8,197.3   78.1%
Equity securities<FN2>        399.3    3.9                 517.2    4.9
Mortgages                     796.3    7.7                 856.5    8.2
Policy loans                  365.0    3.5                 365.7    3.5
Real estate                   157.5    1.5                 179.6    1.7
Cash and cash equivalents     139.5    1.3                 307.1    2.9
Other invested assets          78.2    0.8                  71.9    0.7
                          -----------------            ------------------
Total                     $10,338.5  100.0%             $10,495.3  100.0%
                          =================            ==================

<FN1>
Includes Closed Block invested assets with a carrying value of $770.8 million and $775.1 million at June 30, 1996 and December 31, 1995, respectively.
<FN2>
The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets decreased $156.8 million, or 1.5%, to $10.3 billion during the first six months of 1996. This decrease is primarily attributable to a decline in invested assets related to GIC contracts, and to market value depreciation in the fixed maturities portfolio, partially offset by increased investments financed with short-term debt. Equity securities decreased $117.9 million, or 22.8%, to $399.3 million, as a result of the Regional Property and Casualty segment's shift in portfolio holdings from equity securities to tax-exempt fixed maturity securities. This portfolio shift and a $470.5 million increase in short-term debt contributed to an increase in fixed maturities of $205.4 million, or 2.5%, in spite of market value depreciation of $232.9 million. Additionally, mortgage loans decreased $60.2 million, or 7.0%, to $796.3 million caused primarily by loan repayments. The real estate portfolio decreased $22.1 million, or 12.3%, to $157.5 million during the first six months of 1996 due to sales of these properties. Cash and cash equivalents decreased $167.6 million, or 54.6%, to $139.5 million.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Investment grade securities comprised 85.8% and 88.7% of the Company's total fixed maturity portfolio at June 30, 1996 and December 31, 1995, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests, which management anticipates will not become a significant portion of its total investment portfolio.

The following table illustrates asset valuation allowances and additions to or deductions from such allowances for the periods indicated.

                                                            Other
                                               Real         Invested
(Dollars in millions)               Mortgages  Estate       Assets     Total
Year Ended December 31, 1995
  Beginning balance                 $   47.2   $   22.9     $    3.7   $   73.8

  Provision (benefits)                   1.5       (0.6)         0.0        0.9

  Write-offs<FN1>                      (14.9)      (2.7)         0.0      (17.6)
                                    ---------  ---------    ---------  ---------

  Ending balance                    $   33.8   $   19.6     $    3.7   $   57.1

Valuation allowance as a percentage
  of carrying value before reserves     3.8%       9.8%         4.9%       4.9%


Six months ended June 30, 1996
  Provision (benefits)                   0.6        0.0          0.0       0.6
  Write-offs<FN1>                       (2.4)      (1.1)         0.0      (3.5)

                                    ---------  ---------    ---------  --------

  Ending balance                    $   32.0   $   18.5     $    3.7   $  54.2
Valuation allowance as a percentage
  of carrying value before reserves     3.9%      10.5%         4.5%      5.0%

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

For the six months ended June 30, 1995, FAFLIC, as a mutual insurance company until October 1995, was required to adjust its deduction for policyholder dividends by the differential earnings amount under
Section 809 of the Internal Revenue Code. This amount was computed, for each tax year, by multiplying the average equity base of the FAFLIC/AFLIAC consolidated group, as determined for tax purposes, by the estimate of an excess of an imputed earnings rate over the average mutual life insurance companies' earnings rate. The differential earnings amount for each tax year was subsequently recomputed when actual earnings rates were published by the IRS. As a stock company, AFC, including its life insurance subsidiaries, is no longer required to reduce its policyholder dividend deduction by the differential earnings amount. The differential earnings amount in the current period related to an adjustment for the 1994 tax year based on the actual average mutual life insurance companies' earnings estimated rate issued by the IRS in 1996.

Provision for federal income taxes before minority interest was $12.6 million during the second quarter of 1996 compared to $18.3 million during the same period in 1995. These provisions resulted in consolidated effective federal tax rates of 18.3% and 26.9%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 19.6% and 47.7% during the second quarter of 1996 and 1995, respectively. The effective tax rates for the Regional Property and Casualty subsidiaries were 17.3% and 19.8% during the first six months of 1996 and 1995, respectively. The reduction in the rate for FAFLIC resulted primarily from a differential earnings charge of $0.5 million during the second quarter of 1995 compared to a differential earnings benefit of $5.9 million for the same period in 1996. The slight decrease in the rate for the Regional Property and Casualty subsidiaries reflects a higher underwriting loss and a greater proportion of pre-tax income from tax-exempt bonds in 1996 than in the second quarter of 1995.

Provision for federal income taxes before minority interest was $36.8 million during the first six months of 1996 compared to $42.4 million during the same period in 1995. These provisions resulted in consolidated effective federal tax rates of 22.3% and 28.8%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 27.7% and 44.3% during the first six months of 1996 and 1995, respectively. The effective tax rates for the Regional Property and Casualty subsidiaries were 19.2% and 20.1% during the first six months of 1996 and 1995, respectively. The reduction in the rate for FAFLIC resulted primarily from a differential earnings benefit of $5.9 million in the first six months of 1996 compared to a differential earnings charge of $1.3 million in the first half of 1995. The slight decrease in the rate for the Regional Property and Casualty subsidiaries reflects a higher underwriting loss and a greater proportion of pre-tax income from tax-exempt bonds in 1996 than in the first half of 1995.

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

Net cash provided by operating activities was $30.6 million and $101.0 million for the first six months of 1996 and 1995, respectively. This decrease is primarily attributable to the increase in underwriting losses in the Regional Property and Casualty lines of business during the first six months of 1996 which resulted in an increase in claims payments.

Net cash used for investing activities was $214.5 million and $49.6 million during the first six months of 1996 and 1995, respectively. Cash used for investing activities has increased primarily due to net purchases of fixed maturities, which were financed with the increase of $470.5 million in short-term debt. This was partially offset by a decline in investable cash generated by operations.

Net cash provided by financing activities was $16.3 million during the six months ended June 30, 1996 compared to $271.9 used during the comparable prior year period. This change is due to increases in short-term debt partially offset by the continued negative financing cash flows from GIC withdrawals. During 1996, the Company increased its short-term debt in order to finance additions to the investment portfolio and maximize investment earnings. These inflows were partially offset by cash payments on withdrawals from GICs that exceeded cash received from deposits on these contracts by $405.4 million and $250.8 million in the first six months of 1996 and 1995, respectively. Although the Company expects this trend in negative financing cash flows from GIC withdrawals to continue, particularly in 1996, the Company does not expect GIC withdrawals to have a material impact on liquidity due to the Company's asset and liability matching.
 Due to the restrictive withdrawal provisions on the Company's GICs, payments under these contracts are scheduled and predictable, which allows the Company to maintain a close correlation between asset and liability cash flows. Therefore, cash provided by deposits is substantially offset by cash used for purchases of investments to match the liabilities; and cash used for withdrawals is substantially offset with cash provided by net investment income and by sales or maturities of investments that support the maturing GIC contracts. In addition, cash used to purchase subsidiary common stock increased $30.8 million, to $41.8 million during the first six months of 1996.

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

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. FAFLIC and Allmerica P&C have $150.0 million and $80.0 million available, respectively, under various committed short-term lines of credit, with no amounts outstanding at June 30, 1996. FAFLIC and Allmerica P&C had $71.5 million and $22.6 million, respectively, of commercial paper borrowings outstanding at June 30, 1996. In addition, FAFLIC and AFLIAC had $235.6 million and $171.4 million, respectively, of repurchase agreements outstanding at June 30, 1996. This debt was used to finance the purchase of investments in the second quarter of 1996. The Company, at its option, could liquidate these investments at any time and repay the debt.

AFC and FAFLIC are prohibited from entering into any merger, consolidation or other business combination with any entity, and from issuing any shares of capital stock, or securities convertible into capital stock, until October 17, 1996, without the prior approval of the Commonwealth of Massachusetts Insurance Commissioner.



PART II  - OTHER INFORMATION

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant's annual shareholders' meeting was held on May 21, 1996, all three persons nominated for directors by management were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The following individuals were elected to serve a three year term:



		               		VOTES FOR		WITHHELD
Robert J. Murray			33,126,232		275,017
John. L Sprague		 	33,170,935		230,314
Richard M. Wall			 33,167,045		234,204

The other directors whose terms were continued after the Annual
Meeting are Mr. Michael P. Angelini, Mr. David A. Barrett, Ms. Gail L. Harrison, Nr. Terrence Murray, Mr. John O'Brien, Mr. Robert G. Stachler, and Mr. Herbert M. Varnum.

Shareholders ratified the appointment of Price Waterhouse
LLP as the Independent Public Accountants of the Company for 1996: for 33,085,604; against 110,386; abstain 205,259.

Shareholders voted for the approval of the Long-Term Stock Incentive
Plan:  for 30,972,076; against 1,684,180; abstain 744,993.

Shareholders voted for the approval of the Non-Employee Director Stock Ownership Plan: for 30,777,024; against 1,807,543; abstain 816,682.



PART II - OTHER INFORMATION

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits

             	EX-10.20		Allmerica Financial Corporation Long-
                              Term Stock Incentive Plan
			EX-10.21		Allmerica Financial Corporation 1996 Non-Employee

                              Director Stock Ownership Plan
			EX-27		Financial data schedule

(b)     Reports on Form 8K

			None.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Allmerica Financial Corporation
Registrant



Dated   August 7, 1996

                                        /s/ John. F. O'Brien
       						                         	John F. O'Brien
        						                        	President and Chief Executive Officer


Dated   August 7, 1996

                                        /s/ Eric A. Simonsen
      		                                Eric A. Simonsen
							                                 Vice President, Chief Financial
                                        Officer and  Principal Accounting
                                        Officer