Form 10-Q
period 1996-09-30
ALLMERICA FINANCIAL CORP
filed 1996-11-14
CIK 944695

FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended: September 30, 1996

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
     For the transition period from:              to ____________
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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 50,134,651 shares of common stock outstanding, as of September 30, 1996.

                                   33
           Total Number of Pages Included in This Document

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Consolidated Statements of Income                         3
           Consolidated Statements of Shareholders' Equity           4
           Consolidated Balance Sheets                               5
           Consolidated Statements of Cash Flows                     6
           Notes to Interim Consolidated Financial Statements    7 - 9

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations               10 - 31

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                         32

SIGNATURES                                                          33

                     PART I - FINANCIAL INFORMATION
                      ITEM I - FINANCIAL STATEMENTS

                     ALLMERICA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)            (Unaudited)
                                    Quarter Ended        Nine Months Ended
                                     September 30,          September 30,
(In millions, except
 per share data)                   1996        1995        1996      1995

REVENUES
  Premiums                         $557.1      $562.4      $1,658.4  $1,675.3
  Universal life and
    investment product policy
    fees                             49.9        43.1         144.9     128.0
  Net investment income             173.9       181.6         501.8     542.8
  Net realized investment
    (losses) gains                   (0.6)       18.4          53.3      24.1
  Realized gain on sale of
    mutual fund processing
    business                          0.0         0.0           0.0      20.7
  Other income                       26.0        17.3          76.6      65.2
                                   --------    --------     --------  --------
    Total revenues                  806.3       822.8       2,435.0   2,456.1
                                   --------    --------     --------  --------

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims,losses
    and loss adjustment expenses    475.6       498.5       1,461.0   1,514.3
  Policy acquisition expenses       117.3       119.8         358.1     355.2
  Other operating expenses          124.3       114.7         361.7     349.5
                                   --------    --------     --------  --------
    Total benefits, losses and
      expenses                      717.2       733.0       2,180.8   2,219.0
                                   --------    --------     --------  --------
  Income before federal income
    taxes                            89.1        89.8         254.2     237.1
                                   --------    --------     --------  --------
  Federal income tax expense
    (benefit)
      Current                        32.7        23.8          77.0      75.3
      Deferred                      (11.5)        9.0         (19.0)     (0.1)
                                   --------    --------     --------  --------
        Total federal income
          tax expense                21.2        32.8          58.0      75.2
                                   --------    --------     --------  --------

  Income before minority interest
    and extraordinary item           67.9        57.0         196.2     161.9
  Minority interest                 (21.2)      (22.2)        (59.6)    (58.0)
                                   --------    --------     --------  --------
  Income before extraordinary item   46.7        34.8         136.6     103.9
  Extraordinary item-
    demutualization expenses          0.0        (4.7)          0.0     (10.7)
                                   --------    --------     --------  --------
  Net income                       $ 46.7      $ 30.1      $  136.6  $   93.2
                                   ========    ========     ========  ========

PER SHARE DATA

Net income                         $ 0.93                  $   2.72
                                   ========                 ========
Dividends declared to
  shareholders                     $ 0.05                  $   0.15
                                   ========                 ========

Weighted average shares
  outstanding                        50.1                      50.1
                                   ========                 ========

       The accompanying notes are an integral part of these consolidated financial statements.

                           ALLMERICA FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 (Unaudited)
                                              Nine Months Ended
                                                 September 30,

(In millions)                                 1996              1995
COMMON STOCK
Balance at beginning and end of period      $    0.5        $   0.0
                                             --------        --------

ADDITIONAL PAID-IN-CAPITAL
Balance at beginning and end of period       1,382.5            0.0
                                             --------        --------
RETAINED EARNINGS
Balance at beginning of period                  38.2          1,071.4
Net income                                     136.6             93.2
Dividends to shareholders                       (7.5)             0.0
Balance at end of period                     --------        --------
                                               167.3          1,164.6
                                             --------        --------

NET UNREALIZED APPRECIATION ON INVESTMENTS
Balance at beginning of period                 153.0            (79.0)
Net (depreciation) appreciation on
available-for-sale securities                 (139.2)           360.5

Benefit (provision) for deferred federal
income taxes                                    48.7           (126.2)
Minority interest                               20.2            (64.4)
                                            ----------       ---------
Balance at end of period                        82.7             90.9

Total shareholders' equity                  $1,633.0         $1,255.5
                                            ==========       =========

            The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                         (Unaudited)
                                        September 30,    December 31,
(In millions, except per share data)    1996             1995
ASSETS
  Investments:
    Fixed maturities-at fair value
    (amortized cost of $7,635.3 and
     $7,467.9)                             $7,731.4          $7,739.3
    Equity securities-at fair value
    (cost of $326.6 and $410.6)               438.0             517.2
Mortgage loans                                690.4             799.5
     Real estate                              145.4             179.6
     Policy loans                             130.6             123.2
     Other long-term investments              111.4              71.9
                                          ----------        ----------
       Total investments                    9,247.2           9,430.7
                                          ----------        ----------
Cash and cash equivalents                     164.2             289.5
Accrued investment income                     158.2             163.2
Deferred policy acquisition costs             816.3             735.7
Reinsurance receivables:
    Future policy benefits                    104.2              97.1
    Outstanding claims, losses and loss
      adjustment expenses                     763.9             799.6
    Unearned premiums                          45.2              43.8
    Other                                      56.0              58.9
                                          ----------        ----------
      Total reinsurance receivables           969.3             999.4
                                          ----------        ----------
Deferred federal income taxes                 113.0              81.2
Premiums, accounts and notes receivable       557.1             526.7
Other assets                                  309.3             363.6
Closed Block assets                           807.5             818.9
Separate account assets                     5,586.8           4,348.8
                                          ----------        ----------
  Total assets                            $18,728.9         $17,757.7
                                          ==========        ==========
LIABILITIES
Policy liabilities and accruals:
  Future policy benefits                   $2,628.3          $2,639.3
  Outstanding claims, losses and
    loss adjustment expenses                3,057.7           3,081.3
  Unearned premiums                           848.0             800.9
  Contractholder deposit funds and other
    policy liabilities                      2,142.0           2,737.4
                                           --------          --------
    Total policy liabilities and accruals   8,676.0           9,258.9
Expenses and taxes payable                    601.9             603.0
Reinsurance premiums payable                   51.6              42.0
Short-term debt                               326.1              31.2
Deferred federal income taxes                  14.8              47.8
Long-term debt                                202.2             202.3
Closed Block liabilities                      890.4             902.0
Separate account liabilities                5,581.5           4,337.8
                                          ----------        ----------
  Total liabilities                        16,344.5          15,425.0
                                          ----------        ----------
Minority interest                             751.4             758.5
                                          ----------        ----------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20.0
million shares authorized, none issued          0.0               0.0
Common stock, $0.01 par value, 300.0
  million shares authorized, 50.1 million
  shares issued and outstanding                 0.5               0.5
Additional paid-in-capital                  1,382.5           1,382.5
Unrealized appreciation on investments, net    82.7             153.0
Retained earnings                             167.3              38.2
                                           --------          --------
  Total shareholders' equity                1,633.0           1,574.2
                                          ----------        ----------
    Total liabilities and shareholders'
      equity                              $18,728.9         $17,757.7
                                          ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)
                                              Nine Months Ended
                                                September 30,
(In millions)
                                          1996                      1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                              $136.6                    $93.2
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Minority interest                       59.6                     58.0
   Net realized gains                     (53.5)                   (44.8)
   Deferred federal income taxes          (18.9)                    (0.1)
   Changes in assets and liabilities:
     Deferred policy acquisition costs    (55.7)                   (31.4)
     Premiums and notes receivable, net
     of reinsurance payable               (20.4)                   (64.5)
     Accrued investment income              6.3                      2.3
     Policy liabilities and accruals,
      net                                 (31.3)                    85.1
     Reinsurance receivable                30.2                    (22.2)
     Expenses and taxes payable             8.3                     59.2
     Separate account activity, net         5.6                      0.4
     Other, net                            78.4                     44.5
                                        ----------              ---------
Net cash provided by operating
  activities                              145.2                    179.7
                                        ----------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of available-
   for-sale fixed maturities            2,025.2                  1,147.1
  Proceeds from maturities and calls
   of available-for-sale fixed
   maturities                           1,058.3                    804.5
  Proceeds from maturities of
   held-to-maturity fixed maturities        0.0                    238.0
  Proceeds from disposals of equity
   securities                             218.3                     77.3
  Proceeds from disposals of other
   investments                             60.3                      9.7
  Proceeds from mortgages matured or
   collected                              122.9                    157.2
  Purchase of available-for-sale
   fixed maturities                    (3,282.8)                (2,212.6)
  Purchase of held-to-maturity fixed
   maturities                               0.0                    (49.2)
  Purchase of equity securities           (81.1)                  (172.6)
  Purchase of other investments           (91.1)                   (10.2)
  Proceeds from sale of mutual fund
   processing business                      0.0                     32.8
  Capital expenditures                     (8.0)                   (10.1)
  Other activities, net                     2.6                      0.0
                                        ----------              ---------
Net cash provided by investing
activities                                 24.6                     11.9
                                        ----------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to
 contractholder deposit funds             241.6                    357.7
Withdrawals from contractholder
 deposit funds                           (790.4)                  (765.4)
Change in short-term debt                 294.9                     (6.4)
Dividends paid to shareholders            (10.4)                    (3.1)
Subsidiary treasury stock purchased,
 at cost                                  (42.0)                   (13.1)
                                        ----------              ---------
Net cash used in financing
activities                               (306.3)                  (430.3)
                                        ----------              ---------
Net decrease in cash and cash
equivalents                              (136.5)                  (238.7)
Net change in cash held in the Closed
Block                                      11.2                      0.0
Cash and cash equivalents, beginning
 of period                                289.5                    539.7
                                        ----------              ---------
Cash and cash equivalents, end of
period                                   $164.2                   $301.0
                                        ==========              =========

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

The interim consolidated financial statements of AFC include the accounts of AFC, FAFLIC, its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC", formerly SMA Life Assurance Company), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), and Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a 59.5%-owned non-insurance holding company). The Closed Block assets and liabilities at September 30, 1996 and December 31, 1995 are presented in the consolidated financial statements as single line items. Results of operations for the Closed Block for the nine month and three month periods ended September 30, 1996 are included in other income in the consolidated financial statements. Prior to demutualization such amounts are presented line by line in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Minority interest relates to the Company's investment in Allmerica P&C and its subsidiary, The Hanover Insurance Company ("Hanover").
Hanover's 82.5%-owned subsidiary is Citizens Corporation, the holding company for Citizens Insurance Company of America ("Citizens").
Minority interest also includes an amount related to the minority interest in Citizens Corporation.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Certain reclassifications have been made to the 1995 consolidated statements of income in order to conform to the 1996 presentation.
The results of operations for the nine months and quarter ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1995 Annual Report to Shareholders, as filed on Form 10-K to the Securities and Exchange Commission.

2. Federal Income Taxes

Federal income tax expense for the periods ended September 30, 1996 and 1995, has been computed using estimated effective tax rates for the AFC and Allmerica P&C tax-paying groups. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

3. Closed Block

Included in other income in the Consolidated Statements of Income in the third quarter and first nine months of 1996 is a net pre-tax contribution from the Closed Block of $1.9 million and $7.9 million, respectively. Summarized financial information of the Closed Block is as follows:

                                      (Unaudited)
                                      September 30,           December 31,
                                      1996                    1995
(In millions)
ASSETS
Fixed maturities, at fair value
(amortized cost of $450.0 and $447.4) $450.2                  $458.0
Mortgage loans                          77.9                    57.1
Policy loans                           233.6                   242.4
Cash and cash equivalents                6.4                    17.6
Accrued investment income               15.2                    16.6
Deferred policy acquisition costs       21.8                    24.5
Other assets                             2.4                     2.7
                                     --------                --------
Total assets                          $807.5                  $818.9
                                     ========                ========
LIABILITIES
Policy liabilities and accruals       $880.5                  $899.2
Other liabilities                        9.9                     2.8
                                     --------                --------
Total liabilities                     $890.4                  $902.0
                                     ========                ========

                                    (Unaudited)              (Unaudited)
                                    Quarter Ended            Nine Months Ended
                                    September 30,            September 30,
                                    1996                     1996
REVENUES
Premiums                               $10.4                   $50.9
Net investment income                   13.3                    39.4
Net realized investment (losses)
gains                                   (0.2)                    0.2
                                      --------              --------
Total revenues                          23.5                    90.5
                                      --------              --------
BENEFITS AND EXPENSES
Policy benefits                         20.7                    79.8
Policy acquisition expenses              0.7                     2.3
Other operating expenses                 0.2                     0.5
                                      --------              --------
Total benefits and expenses             21.6                    82.6
                                      --------              --------
Contribution from the Closed Block     $ 1.9                  $  7.9
                                       ========             ========

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

The Risk Management group includes two segments: Regional Property and Casualty and Corporate Risk Management Services. The Regional Property and Casualty segment includes property and casualty insurance products, such as automobile insurance, homeowners' insurance, commercial multiple peril insurance, and workers' compensation insurance. These products are offered by Allmerica P&C through its operating subsidiaries, Hanover and Citizens. Substantially all of the Regional Property and Casualty segment's earnings are generated in Michigan and the Northeast (Connecticut, Massachusetts, New York, New Jersey, New Hampshire, Rhode Island, Vermont and Maine). The Corporate Risk Management Services segment includes group life and health insurance products and services which assist employers in administering employee benefit programs and in managing the related risks.

The Retirement and Asset Management group includes three segments:
Retail Financial Services, Institutional Services and Allmerica Asset Management. The Retail Financial Services segment includes variable annuities, variable universal life, traditional and health insurance products distributed via retail channels to individuals across the country. The Institutional Services segment includes primarily group retirement products such as 401(k) plans, tax-sheltered annuities and GIC contracts which are distributed to institutions across the country via worksite marketing and other arrangements. Allmerica Asset Management is a Registered Investment Advisor which provides investment advisory services to other institutions, such as insurance companies and pension plans.

In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of Senior Debentures and a portion of the net proceeds from the Company's initial public offering.

Summarized below is financial information with respect to business segments for the periods indicated.


                                     (Unaudited)            (Unaudited)
                                    Quarter Ended        Nine Months Ended
                                     September 30,          September 30,
(In millions, except
 per share data)                   1996        1995        1996      1995

Revenues:
  Risk Management
    Regional Property and
      Casualty                    $   539.3    $   540.3  $ 1,634.9 $ 1,569.9
    Corporate Risk Management
      Services                         90.7         82.0      267.1     235.8
                                  ---------    ---------  --------- ---------
        Subtotal                      630.0        622.3    1,902.0   1,805.7
                                  ---------    ---------  --------- ---------

  Retirement and Asset Management
    Retail Financial Services         112.2        123.0      332.7     383.3
    Institutional Services             63.8         76.3      198.6     263.8
    Allmerica Asset Management          1.7          1.2        6.2       3.3
                                  ---------    ---------  --------- ---------
      Subtotal                        177.7        200.5      537.5     650.4
                                  ---------    ---------  --------- ---------
    Corporate                           0.5          0.0        1.8       0.0
    Eliminations                       (1.9)         0.0       (6.3)      0.0
                                  ---------    ---------  --------- ---------
      Total                       $   806.3    $   822.8  $ 2,435.0 $ 2,456.1
                                  =========    =========  ========= =========
Income (loss) from continuing
  operations before income taxes:
    Risk Management
      Regional Property and
        Casualty                  $    57.8    $    63.2  $   162.4 $   157.8
      Corporate Risk Management
        Services                        3.7          5.1       11.2       9.9
                                  ---------    ---------  --------- ---------
        Subtotal                       61.5         68.3      173.6     167.7
                                  ---------    ---------  --------- ---------
    Retirement and Asset Management
      Retail Financial Services        18.9         11.9       54.0      27.7
      Institutional Services           12.7          9.0       38.3      40.0
      Allmerica Asset Management        0.0          0.6        0.5       1.7
                                  ---------    ---------  --------- ---------
        Subtotal                       31.6         21.5       92.8      69.4
                                  ---------    ---------  --------- ---------
      Corporate                        (4.0)         0.0      (12.2)      0.0
                                  ---------    ---------  --------- ---------
        Total                     $    89.1    $    89.8  $   254.2 $   237.1
                                  =========    =========  ========= =========

                                 (Unaudited)
                                    As of               As of
                                  September           December 31,
                                  30, 1996               1995
Identifiable assets:
  Risk Management
    Regional Property and
      Casualty                    $ 5,773.6           $ 5,741.8
    Corporate Risk Management
      Services                        519.7               458.9
                                  ---------           ---------
        Subtotal                    6,293.3             6,200.7
                                  ---------           ---------
  Retirement and Asset Management
    Retail Financial Services       8,490.5             7,218.6
    Institutional Services          3,898.6             4,280.9
    Allmerica Asset Management          2.9                 2.1
                                  ---------           ---------
      Subtotal                     12,392.0            11,501.6
      Corporate                        43.6                55.4
                                  ---------           ---------
        Total                     $18,728.9           $17,757.7
                                  =========           =========

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

The contribution from the Closed Block is included in 'Other income' in the interim Consolidated Financial Statements. The pre-tax contribution from the Closed Block was $1.9 million for the quarter ended and $7.9 million for the nine months ended September 30, 1996.

FAFLIC's conversion to a stock life insurance company, which was completed October 16, 1995, and the establishment of the Closed Block have affected the presentation of the Company's interim Consolidated Financial Statements. For comparability with the prior period, the following table presents the results of operations of the Closed Block combined with the results of operations outside the Closed Block for the quarter ended and the nine months ended September 30, 1996. Management's discussion and analysis addresses the results of operations as combined unless otherwise noted.

                              (Unaudited)                      (Unaudited)
                             Quarter Ended                  Nine Months Ended
                             September 30,                     September 30,
 (In millions)           1996           1995               1996          1995
REVENUES
  Premiums                $567.6          $562.4          $1,709.3     $1,675.3
  Universal life and
   investment product
   policy fees              49.9            43.1             144.9        128.0
  Net investment income    187.2           181.6             541.2        542.8
  Net realized investment
  (losses) gains            (0.8)           18.4              53.5         24.1
  Realized gain on sale of
   mutual fund processing
   business                  0.0             0.0               0.0         20.7
  Other income              24.1            17.3              68.7         65.2
                          --------        --------         --------    --------
    Total revenues         828.0           822.8           2,517.6      2,456.1
                          --------        --------         --------    --------
BENEFITS, LOSSES AND
EXPENSES
Policy benefits, claims,
losses and loss adjustment
expenses                   496.3           498.5            1,540.8     1,514.3
Policy acquisition
expenses                   118.1           119.8              360.4       355.2
Other operating
expenses                   124.5           114.7              362.2       349.5
                          --------        --------         --------    --------
Total benefits, losses
and expenses               738.9           733.0            2,263.4     2,219.0
                          --------        --------         --------    --------
Income before federal
income taxes                89.1            89.8              254.2       237.1
                          --------        --------         --------    --------
Federal income tax expense
(benefit)
  Current                   32.7            23.8               77.0       75.3
  Deferred                 (11.5)            9.0              (19.0)      (0.1)
                          --------        --------         --------    --------
Total federal income tax
expense                     21.2            32.8               58.0       75.2
                          --------        --------         --------    --------
Income before minority
 interest and extraordinary
 item                       67.9            57.0              196.2      161.9
Minority interest          (21.2)          (22.2)             (59.6)     (58.0)
                          --------        --------         --------    --------
Income before extraordinary
item                        46.7            34.8              136.6      103.9
Extraordinary item -
demutualization expenses     0.0            (4.7)               0.0      (10.7)
                          --------        --------         --------    --------
Net Income                 $46.7           $30.1             $136.6      $93.2
                          ========        ========         ========    ========

Results of Operations

Consolidated Overview

Quarter Ended September 30, 1996 Compared to Quarter Ended September
30 ,1995

The Company's consolidated net income for the third quarter increased $16.6 million, or 55.1%, to $46.7 million, compared to the same period in 1995. Net income includes certain items which management believes are not indicative of overall operating trends.

The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest.

                                                     (Unaudited)
                                                    Quarter Ended
                                                     September 30,
 (In millions)                                    1996              1995
Net income                                      $  46.7           $  30.1
Adjustments:
  Net realized investment gains                    (1.6)             (9.3)
  Extraordinary item - demutualization expenses     0.0               4.7
  Differential earnings tax adjustment             (2.4)              6.4
                                                --------          --------
  Adjusted net income                           $  42.7           $  31.9
                                                ========          ========

The Company's adjusted net income increased $10.8 million, or 33.9%, to $42.7 million in the third quarter of 1996, compared to the same period in 1995.
This increase is primarily attributable to a pre-tax increase of $12.5 million in the Retail Financial Services segment and an after-tax and minority interest increase of $3.7 million in the Regional Property and Casualty segment. These increases were partially offset by pre-tax adjusted net losses in the Corporate segment of $3.8 million in the quarter ended September 30, 1996 primarily due to the interest expense on the Company's 7 5/8% Senior Debentures issued in October 1995. The increase in the Retail Financial Services segment relates primarily to increased variable products' fee revenue and income earned on proceeds from the Company's October, 1995 inital public offering. The increase in the Regional Property and Casualty segment was due primarily to a $5.7 million arbitrated settlement from a voluntary pool, a $4.0 million reapportionment of an involuntary pool and a change in estimated equity in earnings from a limited partnership of $6.7 million. These items were mostly offset by a decrease in favorable claims experience on the prior accident years at Hanover, where favorable development decreased from $25.6 million in the third quarter of 1995 to $13.0 million in the third quarter of 1996. The Company expects reduced favorable reserve development at Hanover to continue to impact future earnings.

Premium revenue remained relatively stable, increasing $5.2 million, or 0.9%, to $567.6 million in the third quarter of 1996. Premiums in the Corporate Risk Management Services segment increased $5.3 million, or 7.5%, to $75.7 million due to increases in group dental, group life and reinsurance coverages totaling $6.6 million. Premium revenue in the Regional Property and Casualty segment was relatively flat, decreasing $1.7 million, or 0.4%, to $472.7 million.

Universal life and investment-type product policy fees increased $6.8 million, or 15.8%, to $49.9 million during the third quarter of 1996. This reflected additional deposits and appreciation on variable products account balances.

Net realized losses on investments were $0.8 million in the third quarter of 1996, compared to net realized gains of $18.4 million in 1995. This change is primarily attributable to increased losses on sales of fixed maturities and equity securities of $20.5 million and $3.1 million, respectively, due to less favorable market conditions in the third quarter of 1996, partially offset by additional gains on sales of real estate of $7.1 million.

Net investment income increased $5.6 million, or 3.1%, to $187.2 million during the third quarter of 1996 compared to the same period in 1995. Income on investments financed with repurchase agreements ("pre-invested assets") in 1996 totaled approximately $9.5 million during the third quarter and income on the proceeds of the initial public offering and from the issuance of Senior Debentures in October 1995 was approximately $6.8 million. Additionally, there was a $6.7 million change in estimated equity in earnings from a limited partnership in 1996. These increases were partially offset by a decrease of $13.8 million resulting from a reduction in invested assets due to declining GIC deposits. Since March 1995, when S&P lowered the claims-paying ratings of FAFLIC to A+ (Good), sales of traditional GICs have substantially ceased. Additionally, income on mortgage loans and real estate decreased due to reductions in these portfolios.

Other income increased $6.8 million to $24.1 million for the quarter ended September 30, 1996. This increase was primarily attributable to an arbitrated settlement on a reinsurance contract of $2.9 million in the Regional Property and Casualty segment, a $2.2 million increase in investment management income in the Retail Financial Services segment and a $2.5 million increase in administrative fees in the Corporate Risk Management Services segment.

Policy benefits, claims, losses and loss adjustment expenses remained relatively stable, decreasing $2.2 million, or 0.4% to $496.3 million during the third quarter of 1996. This decrease is primarily attributable to decreased policy benefits of $15.2 million, or 28.6%, in the Institutional Services segment primarily attributable to the continuing decline of Guaranteed Investment Contracts ("GICs") during 1996, as well as a $4.0 million, or 5.4% decrease in Retail Financial Services due primarily to reserve strengthening in the disability insurance line in 1995 and improved morbidity experience in this line during 1996. These increases were partially offset by an $11.5 million, or 3.5%, increase in losses and loss adjustment expenses ("LAE") in the Company's Regional Property and Casualty segment primarily as a result of a decrease in favorable claims experience on prior accident years at Hanover. Additionally, Corporate Risk Management Services benefits increased $5.5 million, or 11.7% in the third quarter of 1996, principally due to premium growth and less favorable loss experience.

Policy acquisition expenses consist primarily of commissions, premium taxes and other policy issuance costs. Policy acquisition expenses decreased $1.7 million, or 1.4%, to $118.1 million during the quarter ended September 30, 1996 compared to the same period in 1995. This was primarily due to a decrease of $3.2 million, or 3.0%, to $102.8 million in the Regional Property and Casualty segment due primarily to the reapportionment of a involuntary pool and an increase in deferrable costs attributable to premiums assumed in a reinsurance contract. This decrease was partially offset by an increase in the Retail Financial Services segment of $1.3 million, or 10.5%, to $13.7 million, primarily due to growth in variable products.

Other operating expenses increased $9.8 million, or 7.9%, to $124.5 million in the third quarter of 1996 compared to the same period in 1995. This change was primarily due to short-term borrowing costs of $6.2 million incurred in 1996, $3.8 million of interest paid on the Company's Senior Debentures and increased commissions and claims processing expenses of $4.1 million in the Corporate Risk Management segment. These increases were partially offset by a $4.0 million decrease in the Regional Property and Casualty segment primarily attributable to reduced employee related expenses and commissions.

Federal income tax expense decreased $11.6 million in the third quarter of 1996, while the effective tax rate decreased from 36.6% to 23.8% in the same period. For the life insurance subsidiaries, a decrease in the effective rate from 63.4% to 28.4% resulted primarily from a differential earnings charge of $6.4 million during the third quarter of 1995 compared to a differential earnings benefit of $2.4 million for the same period in 1996. For the Regional Property and Casualty subsidiaries, a slight decrease in the effective rate from 25.3% to 21.3% reflects a higher underwriting loss and a greater proportion of pre-tax income from tax-exempt bonds in 1996, and to reserves provided for revisions in estimated prior year tax liabilities in the third quarter of 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

The Company's consolidated net income for the nine months ended September 30, 1996 increased $43.4 million, or 46.6%, to $136.6 million, compared to the same period in 1995. Net income includes certain items which management believes are not indicative of overall operating trends.

The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest.

                                                     (Unaudited)
                                                  Nine Months Ended
                                                     September 30,
(In millions)                                     1996              1995
Net income                                      $  136.6          $  93.2
Adjustments:
  Net realized investment gains                    (23.9)           (11.7)
  Realized gain on sale of mutual fund
    processing business                              0.0             13.4
  Contingency payment from sale of mutual
    fund processing business                        (3.1)             0.0
  Extraordinary item - demututaliztion expenses      0.0             10.7
Differential earnings tax adjustment                (8.3)             7.7
                                                ---------          --------
  Adjusted net income                           $  101.3           $  86.5
                                                =========          ========

The increase in adjusted net income of $14.8 million is primarily attributable to pre-tax increases of $29.3 million and $8.9 million in the Retail Financial Services and Institutional Services segments, respectively, partially offset by a pre-tax loss of $11.8 million and an after-tax decrease of $5.6 million in the Corporate and Regional Property and Casualty segments, respectively. The increase in the Retail Financial Services segment resulted primarily from increased fees from strong variable product growth and income earned on proceeds from the Company's October, 1995 inital public offering. The increase in the Institutional Services segment related principally to exiting certain unprofitable businesses in 1995. These increases were partially offset by losses in the Corporate segment primarily due to the interest expense on the Company's 7 5/8% Senior Debentures issued in October 1995. Additionally, the Regional Property and Casualty segment's adjusted net income decreased primarily due to severe weather-related claims during the first six months of 1996, partially offset by a $5.7 million arbitrated settlement from a voluntary pool, a $4.0 million reapportionment of an involuntary pool and a change in estimated equity in earnings from a limited partnership of $6.7 million.

Premium revenue increased $34.0 million, or 2.0%, to $1,709.3 million during the first nine months of 1996. Premiums in the Corporate Risk Management Services segment increased $22.2 million, or 11.0%, to $224.6 million due to increases in group dental, group life, and reinsurance coverages totaling $18.4 million as well as increases of $3.6 million in stop loss products. Property and casualty premiums earned increased $16.5 million, or 1.2%, to $1,407.5 million. This increase is primarily attributable to price increases in the homeowners' line at Hanover and price increases in the personal automobile and homeowners' lines at Citizens. A 1.6 % increase in policies in force in the homeowners' line at Hanover and modest increases in policies in force in the personal automobile line at Hanover partially offset by rate decreases in this line, also contributed to the increase in net premiums earned. Premiums in the Retail Financial Services segment decreased $4.5 million, or 5.5%, to $77.2 million, primarily reflecting the Company's shift in focus from traditional life insurance products to variable life insurance and annuity products.

Universal life and investment product policy fees increased $16.9 million, or 13.2%, to $144.9 million during the first nine months of 1996. This resulted from additional deposits and appreciation on variable products account balances.

Net investment income before taxes decreased $1.6 million, or 0.3%, to $541.2 million during the first nine months of 1996. This decrease primarily reflects a reduction in invested assets due to declining GIC deposits resulting in a decline in investment income of $42.5 million. This decrease was offset by approximately $17.3 million of income on proceeds from the Company's initial public offering and from the issuance of Senior Debentures in October 1995, as well as approximately $14.3 million in income from pre-invested assets and a $6.7 million adjustment in 1996 related to a change in estimated equity in
earnings from a limited partnership.    The average gross yield of the fixed
maturity investment portfolio decreased from 7.3% in the first nine months of 1995 to 7.2% for the same period in 1996.

Net realized gains on investments were $53.5 million and $24.1 million, before taxes, and $34.8 million and $15.7 million, after taxes, in the first nine months of 1996 and 1995, respectively. In 1996, the Regional Property and Casualty segment revised its investment strategy, resulting in the sale of a substantial portion of its equity portfolio and the purchase of tax-exempt securities. Consequently, Regional Property and Casualty segment realized gains increased $20.1 million, to $29.8 million on an after-tax basis for the nine months ended September 30, 1996. These sales are consistent with the segment's strategy to maximize after-tax net investment income.

Results in the first nine months of 1995 included a $20.7 million pre-tax gain from the March 1995 sale of the Company's mutual fund processing business.

Other income increased $3.5 million, or 5.4%, to $68.7 million in the first nine months of 1996. Other income attributable to the Corporate Risk Management Services segment increased $6.2 million, primarily from growth in Administrative Services Only ("ASO") and contract fees. Other income from the Retail Financial Services segment increased $5.9 million, primarily attributable to increased investment management income. Additionally, other income in the Allmerica Asset Management and Regional Property and Casualty segments increased $2.9 million and $2.6 million, respectively. These increases were partially offset by decreases in the Institutional Services segment resulting primarily from the sale of the mutual fund processing business in March of 1995 which had contributed revenues of approximately $13.6 million in that year. Other income in 1996 also included a non-recurring $4.8 million pre-tax contingent payment related to the sale.

Policy benefits, claims, losses and loss adjustment expenses increased $26.5 million, or 1.7%, to $1,540.8 million during the first nine months of 1996. This increase is primarily attributable to a $59.8 million, or 6.2%, increase in losses and LAE in the Company's Regional Property and Casualty segment as a result of catastrophe losses and severe weather during the first six months of 1996. Additionally, a $14.9 million, or 10.4%, increase in the Corporate Risk Management Services segment resulted primarily from product growth. These increases were partially offset by decreased policy benefits of $44.9 million, or 26.7%, in the Institutional Services segment primarily resulting from the continuing decline of GICs during 1996.

Policy acquisition expenses consist primarily of commissions, premium taxes and other policy issuance costs. Policy acquisition expenses increased $5.2 million, or 1.5%, to $360.4 million during the first nine months of 1996. This was primarily due to an increase of $5.8 million, or 1.9%, to $313.3 million in the Regional Property and Casualty segment reflecting growth in net premiums earned.

Other operating expenses increased $12.7 million, or 3.6%, to $362.2 million in the first nine months of 1996 compared to the same period in 1995 primarily due to increased expenses in the Corporate Risk Management Services, Corporate and Retail Financial Services segments. Other operating expenses in the Corporate Risk Management Services segment increased $14.8 million, or 18.3%, to $95.6 million in 1996 as a result of increased commissions, claims processing expenses and field office expenses, resulting from the increased volume of both premiums and claims. Other operating expenses in the Retail Financial Services segment increased $9.7 million, or 12.3%, to $88.5 million in 1996, primarily from an increase in short-term borrowing costs of $9.0 million. Additionally, the Company incurred $14.0 million of other operating expenses in the Corporate segment in the first nine months of 1996, principally related to interest paid on the Company's Senior Debentures. These increases were partially offset by a decrease of $18.6 million in the Institutional services segment related to the sale of the mutual fund processing business in March 1995, and by a decrease of $5.3 million in the Regional Property and Casualty segment resulting from lower employee related expenses.

Federal income tax expense decreased $17.2 million in the first nine months of 1996, while the effective tax rate decreased from 31.8% to 22.8% in the same period. For the life insurance subsidiaries, a decrease in the effective rate from 50.8% to 27.9% resulted primarily from a differential earnings benefit of $8.3 million in the first nine months of 1996 versus a differential earnings charge $7.7 million in the same period of 1995. For the property and casualty subsidiaries, a slight decrease in the effective rate from 22.2% to 20.0% resulted from a higher underwriting loss and a greater proportion of pre-tax income from tax-exempt bonds in 1996, and to reserves provided for revisions of estimated prior tax liabilities in the first nine months of 1995.

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

In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of Senior Debentures and a portion of the net proceeds from the Company's initial public offering. These proceeds are invested in fixed maturities at September 30, 1996.

Risk Management

Regional Property and Casualty

The following table summarizes the results of operations for the Regional Property and Casualty segment for the periods indicated.


                                   (Unaudited)            (Unaudited)
                                  Quarter Ended        Nine Months Ended
                                  September 30,          September 30,
(In millions)                   1996        1995        1996        1995
Revenues
  Net premiums earned          $472.7      $474.4      $1,407.5    $1,391.0
  Net investment income          63.0        53.7         171.6       157.7
  Net realized gains             (1.6)       10.4          45.9        13.9
  Other income                    5.2         1.8           9.9         7.3
                               -------     -------     ---------   ---------
Total revenues                  539.3       540.3       1,634.9     1,569.9

Losses and LAE <fn1>            336.4       324.9       1,029.3       969.5
Policy acquisition and other
operating expenses              145.1       152.2         443.2       442.6
                               -------     -------     ---------    --------
Income before taxes            $ 57.8      $ 63.2      $  162.4    $  157.8
                               =======     =======     =========   =========

<fn1>
Includes policyholders' dividends of $8.7 million and $7.0 million for the nine months ended September 30, 1996 and 1995, respectively, and $3.7 million and $2.6 million for the quarters ended September 30, 1996 and 1995, respectively.

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

INCOME BEFORE TAXES

Income before taxes decreased $5.4 million, to $57.8 million in the third quarter of 1996, compared to the same period in 1995. Excluding realized gains and losses, income before taxes increased $6.6 million, to $59.4 million in the third quarter of 1996. The increase in income before taxes is primarily attributable to a $5.7 million arbitrated settlement from a voluntary pool and $4.0 million reapportionment of an involuntary pool. Net investment income increased $9.3 million, or 17.3% to $63.0 million, reflecting a change in estimated equity in earnings from a limited partnership of $6.7 million. This was offset by a $10.4 million increase in losses and loss adjustment expenses ("LAE") to $332.7 million in the third quarter of 1996, resulting from a $12.6 million decrease from $25.6 million in favorable claims experience on the prior accident years at Hanover. The Company expects reduced favorable development at Hanover to continue to impact future earnings.

LINES OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 61.4% and 60.1% of total net premiums earned in the third quarter of 1996 and 1995, respectively.


                              Hanover           Citizens        Consolidated
For the Quarters
Ended September 30,         1996    1995      1996    1995      1996    1995
(In millions)
Net premiums earned        $149.4  $148.9    $141.0  $136.1    $290.4  $285.0
Losses and loss
  adjustment expenses       107.6    94.5      96.5   105.6     204.1   200.1
Policy acquisition and
other underwriting
expenses                     46.8    48.7      37.6    36.0      84.4    84.7
                           ------- -------   ------- -------   ------- -------
Underwriting (loss)
profit                     $ (5.0) $  5.7    $  6.9  $ (5.5)   $  1.9  $  0.2
                           ======= =======   ======= =======   ======= =======


Revenues

Personal lines of business net premiums earned increased $5.4 million, to $290.4 million during the third quarter of 1996, compared to $285.0 million in the third quarter of 1995. Hanover's personal lines of business net premiums earned remained relatively flat at $149.4 million during the third quarter of 1996. Increases in earned premium resulting from rate increases and increases in policies in force in the homeowners line were offset by rate decreases in the personal automobile line and a lower participation in an involuntary pool.
 Hanover's premium growth in the personal automobile line has been impacted by a combined 16% rate decrease in Massachusetts during the past two years. Massachusetts currently accounts for approximately 36% of Hanover's personal automobile writings. Citizens' personal lines of business net premiums earned increased $4.9 million, or 3.6%, to $141.0 million in the third quarter of 1996. This increase is primarily attributable to price increases in the personal automobile and homeowners lines. This increase is partially offset by a 2.5% decrease in policies in force in the personal automobile line since December 31, 1995, attributable to continued strong competition in Michigan.

Underwriting results

The personal lines of business underwriting profit increased $1.7 million, to a profit of $1.9 million in the third quarter of 1996. Hanover's underwriting profit decreased $10.7 million to a loss of $5.0 million, while Citizens' underwriting loss increased $12.4 million to a profit of $6.9 million.

The decrease in Hanover's underwriting profit resulted primarily from a $13.1 million or 13.9% increase in losses and loss adjustment expenses to $107.6 million in the third quarter of 1996. This increase is primarily attributable to a $7.3 million increase in the personal automobile line due to an increase in claims severity. Homeowners' losses and LAE increased $4.9 million, primarily attributable to increased loss frequency and severity and a $2.2 million increase in catastrophe losses to $3.8 million.

Citizens' underwriting results improved by $12.4 million, primarily attributable to a decrease in catastrophe losses. Catastrophe losses provided a $2.3 million benefit during the third quarter of 1996, resulting from a favorable re-estimation of catastrophe losses which occurred in the first half of 1996. Citizens incurred catastrophe losses of $6.9 million in the third quarter of 1995.

Policy acquisition and other underwriting expenses at Hanover decreased $1.9 million, to $46.8 million, primarily due to decreased commission and assessment expenses reflecting the reapportionment of a involuntary pool and an increase in deferrable costs attributable to premiums assumed in a reinsurance contract. The reapportionment resulted in a decrease in Hanover's participation in an involuntary pool that currently has operating losses. Citizens' policy acquisition and other underwriting expenses increased $1.6 million, to $37.6 million in the third quarter of 1996. The increase is primarily attributable to the increase in net earned premium and expenses associated with an ongoing policy administration technology project, partially offset by decreases in employee related expenses and commissions.

Commercial Lines of Business

The commercial lines of business represented 38.6% and 39.9% of total net premiums earned in the third quarter of 1996 and 1995, respectively.


                              Hanover           Citizens        Consolidated
For the Quarters
Ended September 30,         1996    1995      1996    1995      1996    1995
(In millions)
Net premiums earned        $112.5  $116.0    $ 69.8  $ 73.4    $182.3  $189.4
Losses and loss
  adjustment expenses        83.5    82.5      45.1    39.7     128.6   122.2
Policy acquisition and
other underwriting
expenses                     40.3    46.1      18.5    21.4      58.8    67.5
Policyholders' dividends      1.7     1.1       2.0     1.5       3.7     2.6
                           ------- -------   ------- -------   ------- -------
Underwriting (loss)
profit                     $(13.0) $(13.7)    $ 4.2  $ 10.8    $ (8.8) $ (2.9)
                           ======= =======   ======= =======   ======= =======


Revenues

Commercial lines of business net premiums earned decreased $7.1 million, to $182.3 million in the third quarter of 1996. Hanover's commercial lines of business net premiums earned decreased $3.5 million, to $112.5 million. This decrease is primarily attributable to a $4.3 million, or 15.7% decrease in earned premium in the workers' compensation line primarily resulting from rate decreases of 15.8% since January 1, 1995, in this line. Hanover's withdrawal from a large voluntary pool on December 1, 1995 also contributed to the decrease in net premiums earned. This was partially offset by a $2.1 million, or 8.4%, increase in earned premium, to $27.2 million in the commercial automobile line due to a 2.9% increase in policies in force. Citizens' commercial lines of business net premiums earned decreased $3.6 million, or 4.9%, to $69.8 million in the third quarter of 1996. This decrease was primarily attributable to rate decreases in the workers' compensation line at Citizens as a result of continuing competition in this line in Michigan. Rates in the workers' compensation line at Citizens were decreased 8.5%, 7.0% and 6.4% effective May 1, 1995, December 1, 1995, and June 1, 1996, respectively.

Continued competitive conditions in the workers' compensation line at both Hanover and Citizens may result in future price decreases that will impact growth in this line. In addition, Hanover's premium growth in the commercial lines of business may be impacted by continued competitive pricing as a result of soft market conditions combined with Hanover's effort to maintain its current underwriting standards.

Underwriting results

The commercial lines of business underwriting loss increased $5.9 million, to a loss of $8.8 million in the third quarter of 1996. Hanover's underwriting loss improved $0.7 million, or 5.1%, to a loss of $13.0 million, while Citizens' underwriting profit decreased $6.6 million, to $4.2 million in the third quarter of 1996.

Hanover's commercial lines of business losses and LAE increased $1.0 million, or 1.2%, to $83.5 million in the third quarter of 1996. This increase is primarily attributable to a $7.5 million increase, to $16.9 million, in losses and LAE in the workers' compensation line, reflecting a decrease in favorable claims experience on prior accident years. A $3.4 million increase in the commercial automobile line resulting from increased severity also contributed to the increase in losses and LAE. This was offset by decreased losses in the voluntary pools resulting from Hanover's withdrawal from a large voluntary pool on December 1, 1995.

Citizens' underwriting profit decreased $6.6 million, to $4.2 million as a result of increased loss frequency in the commercial multiple peril and workers compensation lines. Catastrophe losses decreased $2.3 million to a benefit of $1.5 million. This benefit resulted from a favorable re-estimation of catastrophe losses which occurred in the first half of 1996. Losses and LAE in the commercial multiple peril line increased $2.9 million, or 31.5%, to $12.1 million and losses and LAE in the workers' compensation line increased $1.5 million, or 10.2%, to $16.2 million.

Policy acquisition and other underwriting expenses in the commercial lines of business decreased $8.7 million, or 12.9%, to $58.8 million in the third quarter of 1996. Hanover's policy acquisition and other underwriting expenses decreased $5.8 million, or 12.6%, to $40.3 million, primarily attributable to a decrease in commissions and assessment expenses resulting from a reapportionment of an involuntary pool and the decrease in net earned premium. Citizens' policy acquisition and other underwriting expenses decreased $2.9 million, or 13.6%, to $18.5 million, resulting from decreases in net earned premium and decreases in employee related expenses and commissions.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

INCOME BEFORE TAXES

Income before taxes for the nine months ended September 30, 1996 increased $4.6 million, or 2.9%, to $162.4 million, compared to the same period in 1995. The increase in income before taxes is primarily attributable to a $32.0 million increase in realized gains, primarily related to the sale of equity securities. This increase reflects the Company's decision during the first quarter of 1996 to increase the proportion of debt securities in the Regional Property and Casualty segment's portfolio. Excluding net realized gains, income before taxes decreased $27.4 million, to $116.5 million for the nine months ended September 30, 1996. Net income in the nine month period of 1996 was significantly impacted by catastrophes and other severe weather related losses.
 This resulted in a $58.1 million increase in losses and loss adjustment expenses to $1,020.6 million in the nine months ended September 30, 1996. Catastrophe losses in the nine months ended September 30, 1996 were $58.5 million, compared to $29.1 million in the comparable 1995 period. The increase in losses and LAE were partially offset by an increase in net investment income of $13.9 million, or 8.8%, to $171.6 million. This increase was partially a result of a change in estimated equity in earnings from a limited partnership of $6.7 million. Net investment income in the nine month period ended September 30, 1995 was unfavorably impacted by a $2.4 million charge related to the pre-refunding of municipal bonds. Net income during the nine month period ended September 30, 1996 was also favorably impacted by a $5.7 million arbitrated settlement from a voluntary pool during the third quarter of 1996.

LINES OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 60.8% and 59.6% of total net premiums earned in the nine months ended September 30, 1996 and 1995, respectively.


                              Hanover           Citizens        Consolidated
For the Nine Months
Ended September 30,         1996    1995      1996    1995      1996    1995
(In millions)
Net premiums earned        $442.2  $429.7    $413.3  $399.1    $855.5  $828.8
Losses and loss
  adjustment expenses       321.2   279.1     308.1   304.4     629.3   583.5
Policy acquisition and
other underwriting
expenses                    146.1   136.8     110.2   108.8     256.3   245.6
                           ------- -------   ------- -------   ------- -------
Underwriting (loss)
profit                     $(25.1) $ 13.8    $ (5.0) $(14.1)   $(30.1) $ (0.3)
                           ======= =======   ======= =======   ======= =======

Revenues

Personal lines of business net premiums earned for the nine months ended September 30, 1996 increased $26.7 million, or 3.2%, to $855.5 million, compared to $828.8 million in the same period of 1995. Hanover's personal lines of business net premiums earned increased $12.5 million, or 2.9%, to $442.2 million during the nine months ended September 30, 1996. This increase is primarily attributable to price increases in the homeowners line and a 1.6% increase in policies in force in the homeowners line along with a modest increase in policies in force in the personal automobile line. Citizens' personal lines of business net premiums earned increased $14.2 million, or 3.6%, to $413.3 million in the nine months ended September 30, 1996. This increase is primarily attributable to price increases in the personal automobile and homeowners lines. Citizens' increase is partially offset by a 2.5% decrease in policies in force in the personal automobile line since December 31, 1995, attributable to continued strong competition in Michigan.

Underwriting results

The personal lines of business underwriting loss for the nine months ended September 30, 1996 increased $29.8 million, to a loss of $30.1 million. Hanover's underwriting results deteriorated $38.9 million to a loss of $25.1 million, while Citizens' underwriting loss improved $9.1 million to a loss of $5.0 million.

Hanover's personal lines of business losses and LAE increased $42.1 million, or 15.1%, to $321.2 million in the nine months ended September 30, 1996. This increase is primarily attributable to a $23.9 million increase in losses and LAE in the homeowners line, resulting from increased catastrophes and severe weather. Losses and LAE in the personal automobile line increased $14.3 million, or 6.8%, to $223.2 million reflecting primarily increased loss frequency. Catastrophe losses in the personal lines of business increased $15.6 million, to $25.9 million in the nine months ended September 30, 1996 from $10.3 million during the comparable 1995 period.

Citizens' underwriting loss decreased primarily as a result of the increase in net premiums earned in the personal automobile line and homeowners line of $8.6 million and $4.5 million, respectively. Favorable claims experience on current and prior years resulted in a $17.7 million decrease in losses and LAE in the personal automobile line. This decrease was offset by a $20.9 million increase in losses and LAE in the homeowners line as a result of increases in catastrophes of $8.5 million in this line.

Policy acquisition and other underwriting expenses in the personal lines of business increased $10.7 million, or 4.4%, to $256.3 million in the nine months ended September 30, 1996. This increase is primarily attributable to an increase of $9.3 million, or 6.8%, to $146.1 million at Hanover for the nine months ended September 30, 1996. This increase is due to increases in net earned premium, a $3.3 million increase in group business expenses and a $2.2 million increase in expenses associated with the policy administration technology project. Policy acquisition and other underwriting expenses in the personal lines of business at Citizens increased $1.4 million, to $110.2 million for the nine months ended September 30, 1996. This increase is primarily attributable to increases in net earned premium and expenses associated with an ongoing policy administration technology project, partially offset by decreases in employee related expenses.

Commercial Lines of Business

The commercial lines of business represented 39.2% and 40.4% of total net premiums earned in the nine months ended September 30, 1996 and 1995, respectively.


                              Hanover           Citizens        Consolidated
For the Nine Months
Ended September 30,         1996    1995      1996    1995      1996    1995
(In millions)
Net premiums earned        $338.9  $353.6    $213.1  $208.6    $552.0  $562.2
Losses and loss
  adjustment expenses       238.3   252.0     153.0   127.0     391.3   379.0
Policy acquisition and
  other underwriting
  expenses                  128.4   140.8      52.1    56.2     180.5   197.0
Policyholders' dividends      3.1     2.8       5.6     4.2       8.7     7.0
                           ------- -------   ------- -------   ------- -------
Underwriting (loss)
profit                     $(30.9) $(42.0)   $  2.4  $ 21.2    $(28.5) $(20.8)
                           ======= =======   ======= =======   ======= =======


Revenues

Commercial lines of business net premiums earned for the nine months ended September 30, 1996 decreased $10.2 million, or 1.8%, to $552.0 million. Hanover's commercial lines of business net premiums earned decreased $14.7 million, or 4.2%, to $338.9 million. This decrease is primarily attributable to Hanover's withdrawal from a large voluntary pool on December 1, 1995, and to rate decreases of 15.8% since January 1, 1995, in the workers compensation line. Citizens' commercial lines of business net premiums earned increased $4.5 million, or 2.2%, to $213.1 million in the nine months ended September 30, 1996. The increase is primarily attributable to a 9.5% increase in policies in force in the commercial multiple peril line since December 31, 1995. This growth continues to be offset by rate reductions in the workers compensation line as a result of continuing competition in this line. Rates in the workers' compensation line at Citizens were decreased 8.5%, 7.0% and 6.4% effective May 1, 1995, December 1, 1995, and June 1, 1996, respectively.


Underwriting results

The commercial lines of business underwriting loss for the nine months ended September 30, 1996 increased $7.7 million, or 37.0% to a loss of $28.5 million.
 Hanover's underwriting loss improved $11.1 million, or 26.4%, to a loss of $30.9 million and Citizens' underwriting profit decreased $18.8 million, to a profit of $2.4 million in the nine months ended September 30, 1996.

Hanover's commercial lines of business losses and LAE decreased $13.7 million, or 5.4%, to $238.3 million in the nine months ended September 30, 1996. This improvement is primarily attributable to a decrease of $8.7 million in the commercial automobile line as a result of favorable claims experience on the current and prior years and an $23.1 million decrease in losses in LAE resulting from the withdrawal of a large voluntary pool. However, losses and LAE in the workers' compensation line increased $7.9 million, to $40.7 million, primarily due to an increase in claims severity and a decrease in favorable claims experience on prior accident years. Commercial multiple peril losses and LAE increased $4.3 million, to $114.9 million due to unfavorable claims experience on prior accident years and an increase in catastrophes from $5.8 million in 1995 to $11.3 million in 1996.

Citizens' underwriting profit decreased primarily due to increased claims activity in the commercial multiple peril line, resulting from severe weather and catastrophe losses which adversely impacted this line. Commercial multiple peril losses and LAE increased $15.4 million, or 53.1%, to $44.4 million in the nine months ended September 30, 1996. Catastrophe losses were $1.5 million in this lines of business during the nine months ended September 30, 1996 compared to $0.8 million in the comparable period of 1995.

Policy acquisition and other underwriting expenses in the commercial lines of business decreased $16.5 million, or 8.4%, to $180.5 million in the nine months ended September 30, 1996. Hanover's policy acquisition expenses and other underwriting expenses decreased $12.4 million, or 8.8%, to $128.4 million, primarily attributable to the decrease in net earned premium and a decrease in commissions and assessment expenses resulting from the reapportionment of an involuntary pool. This was partially offset by a $1.4 million increase associated with the policy administration technology project. Citizens' policy acquisition and other underwriting expenses in the commercial lines of business decreased $4.1 million, or 7.3%, to $52.1 million, primarily attributable to decreases in employee related expenses, partially offset by the effect of increases in net earned premium.


INVESTMENT RESULTS

Net investment income before taxes increased $13.9 million, or 8.8%, to $171.6 million during the first nine months of 1996 compared to $157.7 million in the comparable period of 1995. This increase was partially as a result of a change in estimated equity in earnings from a limited partnership of $6.7 million. Net investment income in 1995 was adversely impacted by a $2.4 million charge related to the pre-refunding of municipal bond securities. Average yields on debt securities remained constant at 6.3% for both nine month periods. Net investment income after taxes increased $11.6 million, to $138.9 million, primarily attributable to the increase in tax-exempt debt securities. During the first quarter of 1996, the Regional Property and Casualty segment revised its investment strategy, resulting in the sale of a substantial portion of its equity portfolio and the purchase of tax-exempt securities. This is consistent with this segment's strategy of maximizing after-tax net investment income. As a result of the sale of equity securities, the Regional Property and Casualty segment had realized gains of $45.9 million during the nine months ended September 30, 1996, compared to realized gains of $13.9 million in 1995.

RESERVE FOR  LOSSES AND LOSS ADJUSTMENT EXPENSES

The Regional Property and Casualty segment maintains reserves to provide for its estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and judicial theories of liability and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, where the technological, judicial and political climates involving these types of claims are changing.

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

For the nine months ended September 30, (In millions)     1996        1995
Reserve for losses and LAE, beginning of period           $2,896.0    $2,821.7
Incurred losses and LAE, net of
  reinsurance recoverable:
    Provision for insured events of the current year       1,100.9     1,042.8
    Decrease in provision for insured
      events of prior years                                  (80.3)      (80.4)
                                                          ---------   ---------
Total incurred losses and LAE                              1,020.6       962.4
                                                          ---------   ---------
Payments, net of reinsurance recoverable:
  Losses and LAE attributable to
    insured events of current year                           516.0       428.0
  Losses and LAE attributable to
  insured events of prior years                              504.7       491.0
                                                          ---------   ---------
Total payments                                             1,020.7       919.0
                                                          ---------   ---------
Change in reinsurance recoverable on unpaid losses           (35.6)        7.9
                                                          ---------   ---------
Reserve for losses and LAE, end of period                 $2,860.3    $2,873.0
                                                          =========   =========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $80.3 million and $80.4 million for the nine month periods ended September 30, 1996 and 1995, respectively. Citizens' favorable development increased $9.6 million, to $26.0 million, primarily attributable to reduced medical costs in the personal automobile line. Favorable development at Hanover during the nine month period decreased $9.7 million, to $54.3 million, primarily attributable to unfavorable development in the commercial multiple peril lines. During the third quarter of 1996, Hanover's favorable development decreased $12.6 million, to $13.0 million, primarily attributable to decreased favorable development in the workers compensation and commercial multiple peril lines. Although Hanover is experiencing decreases in favorable development in the workers compensation and commercial multiple peril lines, Hanover continues to experience increased favorable development in the personal automobile and commercial automobile lines. The Company expects reduced favorable development at Hanover to continue to impact future earnings.

The Regional Property and Casualty segment regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactment, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information,
(iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies, and (v) periodic estimates of required reserves by an independent actuarial consulting firm, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

Corporate Risk Management Services

The following table summarizes the results of operations for the Corporate Risk Management Services ("CRMS") lines of business for the periods indicated.


                           (Unaudited)                      (Unaudited)
                          Quarter Ended                  Nine Months Ended
                          September 30,                     September 30,
(In millions)            1996          1995              1996            1995
Premiums and premium
equivalents
  Premiums             $ 75.7        $ 70.4             $224.6          $202.4
  Premium equivalents   145.9         130.2              432.4           379.3
                      --------      --------           --------        --------
Total premiums and
premium equivalents    $221.6        $200.6             $657.0          $581.7
                      ========      ========           ========        ========

Revenues
  Premiums             $ 75.7        $ 70.4             $224.6          $202.4
  Net investment income   5.8           4.9               16.0            12.8
  Net realized gains      0.1           0.2                0.2             0.5
  Other income            9.1           6.5               26.3            20.1
                      --------      --------           --------        --------
Total revenues           90.7          82.0              267.1           235.8

Policy benefits,
claims and losses        52.5          47.0              158.0           143.1
Policy acquisition
expenses                  0.8           0.7                2.3             2.0
Other operating
 expenses                33.7          29.2               95.6            80.8
                      --------      --------           --------        --------
Income before taxes   $   3.7         $ 5.1              $11.2           $ 9.9
                      ========      ========           ========        ========

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

Income before taxes decreased $1.4 million, or 27.5%, to $3.7 million in the third quarter of 1996 compared to the third quarter of 1995, primarily due to increases in other operating expenses, partially offset by growth in ASO fees. Premium growth in the Company's fully insured group dental, reinsurance and group life product lines was offset by unfavorable claims experience during the quarter.

Premiums increased $5.3 million, or 7.5%, to $75.7 million in the third quarter of 1996, primarily due to increases in fully insured group dental, reinsurance and group life product lines totaling $6.6 million. These increases were partially offset by decreases of $1.2 million in full indemnity medical products.

Net investment income increased $0.9 million, or 18.4% in the third quarter of 1996, primarily due to income earned on proceeds from the Company's October, 1995 initial public offering.

Other income increased $2.6 million, or 40%, to $9.1 million in the third quarter of 1996, due primarily to growth in ASO contract fees.

Policy benefits, claims and losses increased $5.5 million, or 11.7%, to $52.5 million in the third quarter of 1996 compared to the same period in 1995. This increase is principally attributable to premium growth, as noted above, and to unfavorable loss experience in the fully insured group dental, group life, full indemnity medical and accidental death and dismemberment products, partially offset by favorable loss experience in the risk sharing product lines.

Other operating expenses increased $4.5 million, or 15.4%, to $33.7 million in the third quarter of 1996, primarily due to increases in commissions and claims processing expenses to cover growth in premiums and claims volume.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Income before taxes increased $1.3 million, or 13.1%, to $11.2 million in the first nine months of 1996 compared to the same period in 1995. This increase is primarily attributable to premium growth in the Company's fully insured group dental, group life and reinsurance product lines, partially offset by increases in policy benefits and operating expenses.

Premiums increased $22.2 million, or 11.0%, to $224.6 million in the first nine months of 1996, primarily due to increases in fully insured group dental, group life, reinsurance and stop loss product lines totaling $21.8 million. These increases were partially offset by a decrease of $1.7 million in fully insured medical premiums.

Net investment income increased $3.2 million, or 25.0%, to $16.0 million in the first nine months of 1996, due to growth in invested assets, and to income earned on proceeds from the Company's October, 1995 initial public offering.

Other income increased $6.2 million, or 30.8%, to $26.3 million in the first nine months of 1996, due primarily to growth in fees from ASO contracts.

Policy benefits, claims and losses increased $14.9 million, or 10.4%, to $158.0 million in the first nine months of 1996 compared to the same period in 1995. This increase is principally related to increased premium growth. Unfavorable loss experience in the fully insured group dental, reinsurance, fully insured medical and accidental death and dismemberment product lines was offset by favorable experience in the group life, stop loss and risk sharing product lines.

Other operating expenses increased $14.8 million, or 18.3%, to $95.6 million for the nine months ended September 30, 1996, due primarily to increases in commissions, claims processing expenses and field office expenses, resulting from the increased volume of both premiums and claims.

Retirement and Asset Management

Retail Financial Services

The following table summarizes the results of operations for the Retail Financial Services lines of business for the periods indicated.

                                   (Unaudited)            (Unaudited)
                                  Quarter Ended        Nine Months Ended
                                  September 30,          September 30,
(In millions)                   1996        1995        1996        1995
Revenues
  Premiums                     $ 19.2      $ 17.5      $ 77.2      $81.7
  Fees                           45.9        39.5       132.8      116.5
  Net investment income          65.6        57.5       188.8      168.4
  Net realized gains (losses)    (4.5)        3.3        (4.7)       1.4
  Other income                    7.6         5.2        21.2       15.3
                               -------     -------     -------    -------
Total revenues                  133.8       123.0       415.3      383.3

Policy benefits, claims and
losses                           69.5        73.5       230.1      233.4
Policy acquisition expenses      13.7        12.4        42.7       43.4
Other operating expenses         31.7        25.2        88.5       78.8
                               -------     -------     -------    -------
Income before taxes            $ 18.9      $ 11.9      $ 54.0     $ 27.7
                               =======     =======     =======    =======

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

Income before taxes increased $7.0 million, or 58.8%, to $18.9 million in the third quarter of 1996 compared to the third quarter of 1995. This increase was primarily attributable to growth in variable products' fee revenue, income earned on the proceeds from the October, 1995 initial public offerings and a decrease in policy benefits. These increases were partially offset by realized losses on sales of investments and increased short-term borrowing costs.

Premiums increased $1.7 million, or 9.7%, to $19.2 million, during the third quarter of 1996. This increase was primarily due to a $1.3 million increase in the disability income product line resulting from the timing of reinsurance contracts in 1995.

The increase in fee revenue of $6.4 million, or 16.2%, to $45.9 million in the third quarter of 1996 is due to additional deposits and appreciation on variable products' account balances. Fees from annuities increased $4.1 million, or 40.2%, to $14.3 million in the third quarter of 1996. Fees from variable universal life policies increased $2.5 million, or 28.1%, to $11.4 million for the third quarter of 1996

Net investment income increased $8.1 million, or 14.1%, to $65.6 million in the third quarter of 1996 compared to the third quarter of 1995 resulting primarily from $5.2 million in income earned on proceeds from the Company's October, 1995 initial public offerings. Additionally, increases in repurchase agreements used to finance additions to the investment portfolio have resulted in increased investment income.

Net realized gains of $3.3 million for the quarter ended September 30, 1995 decreased $7.8 million to net realized losses of $4.5 million for the quarter ended September 30, 1996. This change is principally related to $3.5 million of losses on disposals of fixed maturities during the third quarter of 1996 versus $3.3 million of gains on disposals of fixed maturities for the third quarter of 1995, due to less favorable market interest rate conditions in the third quarter of 1996.

Policy benefits, claims, and losses decreased $4.0 million, or 5.4%, to $69.5 million in the third quarter of 1996 compared to the same period in 1995. This resulted primarily from $2.8 million of reserve strengthening in the disability insurance line in 1995 and improved morbidity experience in this line during 1996.

Other operating expenses increased $6.5 million, or 25.8%, to $31.7 million for the quarter ended September 30, 1996. This increase was primarily attributable to $4.7 million of additional interest expense in 1996 relating to short-term debt.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Income before taxes increased $26.3 million, or 94.9%, to $54.0 million in the first nine months of 1996 compared to the same period in 1995. This increase was primarily attributable to growth in variable products' fee revenue, income earned on the proceeds from the October, 1995 initial public offerings and income on pre-invested assets, partially offset by increased short-term borrowing costs.

The decrease in premiums of $4.5 million, or 5.5%, to $77.2 million in the first nine months of 1996 is primarily due to the Company's shift in focus from traditional life insurance products to variable life insurance and annuity products. Premiums from traditional life products decreased $3.9 million, or 7.0%, to $51.6 million in the first nine months of 1996. Premiums from individual health products decreased $0.8 million, or 3.1%, to $25.4 million in 1996.

The increase in fee revenue of $16.3 million, or 14.0%, to $132.8 million in the first nine months of 1996 is due to additional deposits and appreciation on variable products account balances. Fees from annuities increased $14.2 million, or 55.3%, to $39.9 million in 1996. Fees from variable universal life policies increased $5.9 million, or 22.8%, to $31.8 million in the first nine months of 1996. These increases were partially offset by a continued decline in fees from non-variable universal life of $3.8 million. The Company expects fees on this product to decrease as policies in force and related contract values decline.

Net investment income increased $20.4 million, or 12.1%, to $188.8 million in the first nine months of 1996 primarily from $13.6 million in income earned on proceeds from the Company's October, 1995 initial public offerings. Additionally, increases in repurchase agreements used to finance additions to the investment portfolio have resulted in a significant increase in investment income.

Policy benefits, claims, and losses decreased $3.3 million, or 1.4%, to $230.1 million in the first nine months of 1996 compared to the same period in 1995. Decreases in individual health and non-variable universal life of $4.5 million and $3.5 million, respectively, resulted from improved morbidity and mortality experience in 1996. These decreases were partially offset by an increase in variable products' policy benefits of $3.0 million, which related primarily to growth in these product lines.

Other operating expenses increased $9.7 million, or 12.3%, to $88.5 million for the nine months ended September 30, 1996. This increase was primarily attributable to $9.0 million of additional interest expense in 1996 relating to short-term debt.

Institutional Services

The following table summarizes the results of operations for the Institutional Services segment for the periods indicated.

                               (Unaudited)               (Unaudited)
                               Quarter Ended             Nine Months Ended
(In millions)                 September 30,             September 30,
                              1996         1995         1996          1995
Revenues
   Fees, premiums,
   non-insurance and other
   income <FN1>               $6.4         $6.3         $23.6         $31.0
   Net investment income
      GICs                    22.5         36.3          76.2         118.7
      Other                   29.5         29.2          86.3          85.1
   Net realized gains          5.4          4.5          12.5           8.3
   Gain on sale of mutual
   fund processing business    0.0          0.0           0.0          20.7
                             -----        -----         -----         -----
Total revenues                63.8         76.3         198.6         263.8

Policy benefits, claims and
losses
    GICs                      20.3         33.2          71.0         107.8
    Other                     17.6         19.9          52.4          60.5
Policy acquisition expenses    0.7          0.7           2.1           2.3
Other operating expenses      12.5         13.5          34.8          53.2
                             -----        -----         -----         -----
Income before taxes          $12.7         $9.0         $38.3         $40.0
                             =====        =====         =====         =====

<FN1>
Fees, premiums and non-insurance income includes fees from retirement services, mutual fund services, institutional 401(K) recordkeeping services, and other miscellaneous non-insurance related fees. In March 1995, the Company sold its mutual fund processing business.

Quarter Ended September 30, 1996 compared to Quarter Ended September
30, 1995

Income before taxes increased $3.7 million, or 41.1%, to $12.7 million for the third quarter of 1996 compared to the third quarter of 1995. This increase was primarily attributable to a decline in other policy benefits, claims and losses of $2.3 million as a result of cancellations of defined benefit and defined contribution plans. Additionally, a decrease of $1.0 million in other operating expenses resulted from exiting certain unprofitable businesses in 1995. An increase in realized investment gains of $0.9 million was offset by a decline in the interest margins on GICs of $0.9 million, due to declining GIC deposits.

Net investment income related to GICs and interest credited to GIC contractholders have declined as a result of declining GIC deposits due to the downgrading in March 1995 of FAFLIC's S&P
Rating to A+ (Good). As a result, sales of traditional GICs have substantially ceased. Management expects GIC deposits and related income to continue to decline.

Net realized gains increased $0.9 million, to $5.4 million in the third quarter of 1996 primarily due to increased gains on the sale of real estate investments of $7.2 million, partially offset by additional losses of $4.5 million on sales of fixed maturity investments and to increased mortgage loan impairments of $2.0 million.

Other policy benefits, claims and losses consist primarily of benefits provided by the Company's defined contribution and defined benefit plans, including annuity benefits for certain defined benefit plan participants electing that option. Other policy benefits, claims and losses decreased $2.3 million, or 11.6%, to $17.6 million for the third quarter of 1996, primarily due to reductions in interest credited to participants resulting from the aforementioned cancellations.

Other operating expenses decreased $1.0 million, or 7.4%, to $12.5 million for the third quarter of 1996. This decrease was primarily attributable to exiting certain unprofitable recordkeeping businesses in 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Income before taxes decreased $1.7 million, or 4.3%, to $38.3 million for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This decrease was primarily attributable to the sale of the Company's mutual fund processing business in March 1995, resulting in a pre-tax gain of $20.7 million, partially offset by a pre-tax operating loss from that business of $4.8 million for the first nine months of 1995. Also, a non-recurring $4.8 million contingent payment related to the sale was received in 1996 and included in other income. Additionally, other policy benefits, claims and losses declined $8.1 million as a result of defined benefit and defined contribution plan cancellations and favorable mortality experience in the group annuity line. A decline in the interest margins on GICs of $5.7 million, due to declining GIC deposits was partially offset by an increase in realized investment gains of $4.2 million.

Fees, premiums, non-insurance and other income decreased $7.4 million, or 23.9%, to $23.6 million in the first nine months of 1996. This decrease was primarily attributable to a $13.6 million decrease in revenues from the mutual fund processing business, partially offset by the 1996 receipt of a non-recurring $4.8 million contingent payment related to the sale. Additionally, fee income increased $1.3 million from the appreciation of separate account balances in related defined benefit and defined contribution plans.

Net investment income related to GICs and interest credited to GIC contractholders have declined during the first nine months of 1996 as a result of the aforementioned discontinuation of sales of traditional GICs. Other net investment income increased $1.2 million in the first nine months of 1996, primarily due to income earned on proceeds from the Company's October, 1995 initial public offering.

Net realized gains increased $4.2 million, to $12.5 million in the first nine months of 1996. This change resulted primarily from increased gains from sales of real estate properties of $9.8 million, as well as decreases in impairments of other invested assets totaling $0.6 million. These increases were partially offset by losses on sales of bonds of $7.2 million.

Other policy benefits, claims and losses consist primarily of benefits provided by the Company's defined contribution and defined benefit plans, including annuity benefits for certain defined benefit plan participants electing that option. Other policy benefits, claims and losses for defined benefit and defined contribution plans declined from $60.5 million in 1995 to $52.4 million in 1996. This was primarily due to reductions in the interest credited to participants resulting from the aforementioned cancellations, and to favorable mortality experience in the group annuity line.

Other operating expenses decreased $18.6 million, or 35.0%, to $34.8 million in the first nine months of 1996. This decrease was primarily attributable to the sale of the mutual fund processing business, which incurred $18.4 million of operating expenses in the first nine months of 1995.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.

                               (Unaudited)               (Unaudited)
                               Quarter Ended             Nine Months Ended
                               September 30,             September 30,
(In millions)                  1996         1995         1996         1995
Fees and other income:
   External                    $0.3         $0.3         $0.8         $0.7
   Internal                     1.4          0.9          5.4          2.6
                              -----        -----        -----        -----
Total revenues                  1.7          1.2          6.2          3.3

Other operating expenses        1.7          0.6          5.7          1.6
                              -----        -----        -----        -----
Income before taxes            $0.0         $0.6         $0.5         $1.7
                              =====        =====        =====        =====

Since 1994, the Company has provided investment advisory and subadvisory services, primarily to affiliates, through its registered investment advisor, Allmerica Asset Management ("AAM"). In the second quarter of 1996, AAM finalized contracts with two related parties, FAFLIC and AFLIAC, to provide investment advisory services at cost. The internal fees and corresponding operating expenses related to these contracts totaled $0.7 million for the quarter ended, and $3.0 million for the nine months ended, September 30, 1996, respectively.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                              (Unaudited)                (Unaudited)
                              Quarter Ended              Nine Months Ended
                              September 30,              September 30,
(In millions)                 1996         1995          1996         1995
Revenues
  Investment and other
   income                     $0.7         $0.0          $2.2         $0.0
Realized loss                 (0.2)         0.0          (0.4)         0.0
                             -----        -----         -----        -----
Total revenues                 0.5          0.0           1.8          0.0

Other operating expenses       4.5          0.0          14.0          0.0
                             -----        -----        ------        -----
Loss before taxes            $(4.0)        $0.0        $(12.2)        $0.0
                             =====        =====        ======        =====

This segment consists primarily of $43.6 million of cash, investments, and other assets remaining from the $52.9 million in net proceeds retained by the holding company in the Company's initial public offering. These investments earned $2.2 million in net investment income in the first nine months of 1996. The segment incurred $14.0 million of other operating expenses in 1996 primarily including $11.4 million in interest expense on the Company's 7 5/8% Senior Debentures issued in October 1995.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:

                     September 30, 1996<FN1>        December 31, 1995<FN1>
                      Carrying     % of Total       Carrying     % of Total
                      Value         Carrying Value  Value        Carrying Value
(Dollars in millions)

Fixed maturities<FN2>  $8,181.6       80.4%           $8,197.3     78.1%
Equity securities<FN2>    438.0        4.3               517.2      4.9
Mortgages                 768.3        7.5               856.5      8.2
Policy loans              364.2        3.6               365.7      3.5
Real estate               145.4        1.4               179.6      1.7
Cash and cash equivalents 170.6        1.7               307.1      2.9
Other invested assets     111.4        1.1                71.9      0.7
                      ----------     --------        ----------  --------
Total                 $10,179.5      100.0%          $10,495.3    100.0%
                     ===========     ========        ==========  =========

<FN1>
Includes Closed Block invested assets with a carrying value of $768.1 million and $775.1 million at September 30, 1996 and December 31, 1995, respectively.
<FN2>
The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets decreased $315.8 million, or 3.0%, to $10.2 billion during the first nine months of 1996. This decrease is primarily attributable to a decline in invested assets related to GIC contracts, and to market value depreciation in the fixed maturities portfolio, partially offset by increased investments financed with repurchase agreements. Equity securities decreased $79.2 million, or 15.3%, to $438.0 million, as a result of the Regional Property and Casualty segment's shift in portfolio holdings from equity securities to tax-exempt fixed maturity securities. Despite this portfolio shift and an increase in fixed maturities financed with repurchase agreements in 1996, fixed maturities decreased $15.7 million, or 0.2%, due primarily to market value depreciation of $185.7 million and to financing of net GIC withdrawals. Additionally, mortgage loans decreased $88.2 million, or 10.3%, to $768.3 million caused primarily by loan repayments. The real estate portfolio decreased $34.2 million, or 19.0%, to $145.4 million during the first nine months of 1996 due to sales of these properties. The increase in other invested assets of $39.5 million, or 54.9% to $111.4 million primarily relates to the third quarter purchase of limited partnerships by FAFLIC. Cash and cash equivalents decreased $136.5 million, or 44.4%, to $170.6 million.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Investment grade
securities comprised   85.4% and 88.7% of the Company's total fixed maturity
portfolio at September 30, 1996 and December 31, 1995, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests, which management anticipates will not become a significant portion of its total investment portfolio.

The following table illustrates asset valuation allowances and additions to or deductions from such allowances for the periods indicated.

                                                          Other
                                                          Invested
(Dollars in millions)           Mortgages    Real Estate  Assets       Total
 Year Ended December 31, 1995
   Beginning balance            $47.2        $22.9        $3.7         $73.8
   Provision (benefits)           1.5         (0.6)        0.0           0.9
   Write-offs<FN1>              (14.9)        (2.7)        0.0         (17.6)
                               --------     --------    --------     --------
   Ending balance               $33.8        $19.6        $3.7         $57.1

Valuation allowance as a
percentage of carrying value
before reserves                   3.8    %     9.8    %    4.9    %      4.9  %

Nine months ended September
30, 1996
    Provision (benefits)          2.4         (1.2)        0.0            1.2
    Write-offs<FN1>              (4.9)         0.0         0.0           (4.9)
                                --------     --------    --------     --------
    Ending balance
                                $31.3        $18.4        $3.7          $53.4

Valuation allowance as a
percentage of carrying value
before reserves                   3.9    %    11.2    %    3.2    %       5.0 %

<FN1>
Write-offs reflect asset sales, foreclosures and forgiveness of debt upon restructuring.

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

For the nine months ended September 30, 1995, FAFLIC, as a mutual insurance company until October 1995, was required to adjust its deduction for policyholder dividends by the differential earnings amount under Section 809 of the Internal Revenue Code. This amount was computed, for each tax year, by multiplying the average equity base of the FAFLIC/AFLIAC consolidated group, as determined for tax purposes, by the estimate of an excess of an imputed earnings rate over the average mutual life insurance companies' earnings rate. The differential earnings amount for each tax year was subsequently recomputed when actual earnings rates were published by the IRS. As a stock company, AFC, including its life insurance subsidiaries, is no longer required to reduce its policyholder dividend deduction by the differential earnings amount. The differential earnings amount in the current period related to an adjustment for the 1994 tax year based on the actual average mutual life insurance companies' earnings estimated rate issued by the IRS in 1996.

Provision for federal income taxes before minority interest was $21.2 million during the third quarter of 1996 compared to $32.8 million during the same period in 1995. These provisions resulted in consolidated effective federal tax rates of 23.8% and 36.6%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 28.4% and 63.4% during the third quarter of 1996 and 1995, respectively. The effective tax rates for the Regional Property and Casualty subsidiaries were 21.3% and 25.3% during the third quarter of 1996 and 1995, respectively. The reduction in the rate for FAFLIC resulted primarily from a differential earnings benefit of $2.4 million during the third quarter of 1996 compared to a differential earnings charge of $6.4 million for the same period in 1995. The slight decrease in the rate for the Regional Property and Casualty subsidiaries reflects a higher underwriting loss and a greater proportion of pre-tax income from tax-exempt bonds in 1996, and to reserves provided for revisions in estimated prior tax liabilities in the third quarter of 1995.

Provision for federal income taxes before minority interest was $58.0 million during the first nine months of 1996 compared to $75.2 million during the same period in 1995. These provisions resulted in consolidated effective federal tax rates of 22.8% and 31.8%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 27.9% and 50.8% during the first nine months of 1996 and 1995, respectively. The effective tax rates for the Regional Property and Casualty subsidiaries were 20.0% and 22.2% during the first nine months of 1996 and 1995, respectively. The reduction in the rate for FAFLIC resulted primarily from a differential earnings benefit of $8.3 million in the first nine months of 1996 compared to a differential earnings charge of $7.7 million in the first nine months of 1995. The slight decrease in the rate for the Regional Property and Casualty subsidiaries reflects a higher underwriting loss and a greater proportion of pre-tax income from tax-exempt bonds in 1996, and to reserves provided for revision in estimated prior tax liabilities in the first nine months of 1995.

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

Sources of cash for the Company's insurance subsidiaries are from premiums and fees collected, investment income and maturing investments. Primary cash outflows are paid benefits, claims losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to benefits, claim losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements.



Net cash provided by operating activities was $145.2 million and $179.7 million for the first nine months of 1996 and 1995, respectively. This decrease is primarily attributable to the increase in underwriting losses in the Regional Property and Casualty lines of business during the first nine months of 1996 which resulted in an increase in claims payments.

Net cash provided by investing activities was $24.6 million and $11.9 million during the first nine months of 1996 and 1995, respectively.
The increase is primarily attributable to increased sales of investments used to finance net withdrawals from GICs and increased investments from maintaining a smaller balance of cash and cash equivalents. These changes were offset by delayed sales of investments financed instead with repurchase agreements and a decline in investable cash generated by operations.

Net cash used for financing activities was $306.3 million during the nine months ended September 30, 1996 compared to $430.3 used during the comparable prior year period. This change is due to increases in short-term debt partially offset by the continued negative financing cash flows from GIC withdrawals. During 1996, the Company increased its short-term debt in order to finance additions to the investment portfolio and maximize investment earnings. These inflows were partially offset by cash payments on withdrawals from GICs that exceeded cash received from deposits on these contracts by $548.8 million and $407.7 million in the first nine months of 1996 and 1995, respectively. Although the Company expects this trend in negative financing cash flows from GIC withdrawals to continue, particularly in 1996, the Company does not expect GIC withdrawals to have a material impact on liquidity. Also, cash used to purchase subsidiary common stock increased $28.9 million, to $42.0 million during the first nine months of 1996.

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

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. FAFLIC and Allmerica P&C have $100.0 million and $40.0 million available, respectively, under various committed short-term lines of credit, with no amounts outstanding at September 30, 1996. FAFLIC and Allmerica
P&C had $55.0 million and $21.7 million, respectively, of commercial paper borrowings outstanding at September 30, 1996. In addition, FAFLIC and AFLIAC had $186.2 million and $63.2 million, respectively, of repurchase agreements outstanding at September 30, 1996 down from $235.6 million and $171.4 million, respectively, at June 30, 1996.
The repurchase agreements were used to finance the purchase of investments and are expected to be substantially repaid by the end of the year. The
Company, at its option, could liquidate these investments at any time and settle the repurchase agreements.

Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed herewith as
Exhibit 99-1 and incorporated herein by reference.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, and limitations on the ability to manage care and utilization; (v) changes in interest rates causing a reduction of investment income and in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) adverse changes in the ratings obtained by independent rating agencies, such as Moody's, Standard and Poors and A.M. Best; (xiii) lower appreciation on managed investments, resulting in reduced variable products' and investment management fees.

                          PART II - OTHER INFORMATION

                   ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits

          EX-11          Statement regarding computation of per share earnings
          EX-27          Financial Data Schedule
          EX-99-1        Important Factors Regarding Forward-Looking Statements

(b)     Reports on Form 8K

          None.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Allmerica Financial Corporation
Registrant



Dated    November 13, 1996
                                         /s/ John F. O'Brien
                                         John F. O'Brien
                                         President and Chief Executive Officer

Dated    November 13, 1996
                                         /s/ Edward J. Parry III

                                         Edward J. Parry III
                                         Vice President, Treasurer and
                                         Principal Accounting Officer