Form 10-K
period 1996-12-31
ALLMERICA FINANCIAL CORP
filed 1997-03-24
CIK 944695

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM:       TO

  COMMISSION FILE NUMBER: 1-13754

                        ALLMERICA FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-3263626
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                     NUMBER)

    440 LINCOLN STREET, WORCESTER,                      01653
             MASSACHUSETTS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      Registrant's telephone number, including area code: (508) 855-1000

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class of securities    Name of Exchange on which Registered
     COMMON STOCK, $.01 PAR VALUE              NEW YORK STOCK EXCHANGE
   7 5/8% SENIOR DEBENTURES DUE 2025           NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sales price of February 28, 1997 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,873,782,581.

  The number of shares outstanding of the registrant's common stock, $.01 par value, was 50,134,651 shares outstanding as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Allmerica Financial Corporation's Annual Report to Shareholders for 1996 are incorporated by reference in Parts I, II, and IV.

               Total number of pages, including cover page: 170

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

                                    ITEM I

                                   BUSINESS

ORGANIZATION

  Allmerica Financial Corporation ("AFC" or the "Company") is a non-insurance holding company organized as a Delaware corporation in 1995 to hold all of the outstanding shares of First Allmerica Financial Life Insurance Company ("FAFLIC").

  The consolidated financial statements of AFC include the accounts of FAFLIC, its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), and Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a 59.5%-owned non-insurance holding company).

  On February 19, 1997, AFC and Allmerica P&C entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which AFC will acquire all of the outstanding Common Stock, $1.00 par value per share, of Allmerica P&C that it does not already own for consideration consisting of $33.00 per share of Common Stock, subject to adjustment, payable in cash and shares of common stock, par value $0.01 per share, of AFC (the "AFC Common Stock"). In addition, a shareholder of Allmerica P&C may elect to receive the consideration in cash, without interest, or in shares of AFC Common Stock, subject to proration as set forth in the Merger Agreement. The maximum number of shares of AFC Common Stock to be issued in the Merger is approximately 9.67 million shares. The acquisition will be accomplished by merging a newly created, wholly-owned subsidiary of AFC with and into Allmerica P&C (the "Merger") resulting in Allmerica P&C becoming a wholly-owned subsidiary of AFC. Also, immediately prior to the Merger, Allmerica P&C's Certificate of Incorporation will be amended to authorize a new class of Common Stock, one share of which will be exchanged for each share of Common Stock currently held by SMA Financial Corp., a wholly-owned subsidiary of AFC. The consummation of the Merger is subject to the satisfaction of various conditions, including the approval of regulatory authorities.

  On February 3, 1997, AFC Capital Trust (the "Trust"), a subsidiary business trust of AFC, issued $300.0 million Series A Capital Securities, which pay cumulative dividends at a rate of 8.207% semiannually commencing August 15, 1997. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in an equivalent amount of 8.207% Junior Subordinated Deferrable Interest Debentures due 2027 of AFC (the "Subordinated Debentures"). Through certain guarantees, the Subordinated Debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the Trust under the Capital Securities. Net proceeds from the offering of approximately $296.3 million are intended to fund a portion of the acquisition of the 24.2 million publicly held shares of Allmerica P&C pursuant to the Merger Agreement.

  FAFLIC was organized as a mutual life insurance company until October 16, 1995. FAFLIC converted to a stock life insurance company pursuant to a plan of reorganization ("the Plan") effective October 16, 1995 and became a wholly owned subsidiary of AFC. Pursuant to the plan of reorganization, the Company issued 37.5 million shares of its common stock to eligible policyholders. The Company also issued 12.6 million shares of its common stock at a price of $21.00 per share in a public offering, resulting in net proceeds of $248.0 million, and issued Senior Debentures in the principal amount of $200.0 million which resulted in net proceeds of $197.2 million.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company offers financial products and services in two major areas: Risk Management and Retirement and Asset Management. Within these broad areas, the Company operates principally in five operating segments. These segments are Regional Property and Casualty; Corporate Risk Management Services ("CRMS"); Retail

Financial Services ("RFS"); Institutional Services; and Allmerica Asset Management ("AAM"). The Regional Property and Casualty segment consists of the Company's 59.5% ownership of Allmerica P&C; however, all property and casualty results presented include 100% of Allmerica P&C's pre-tax results of operations, consistent with the presentation in the Company's consolidated financial statements. The other segments are all owned and operated by FAFLIC and its wholly owned subsidiaries. In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of Senior Debentures and a portion of the net proceeds from the Company's initial public offering. These proceeds are invested primarily in fixed maturities at December 31, 1996.

  Information with respect to each of the Company's segments is included in "Segment Results" on pages 35-45 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 14 on page 71 of the Notes to the Consolidated Financial Statements included in the 1996 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

  The Company offers financial products and services in two major areas, operating principally in five segments as described above. Following is a discussion of each segment.

RISK MANAGEMENT

REGIONAL PROPERTY AND CASUALTY

 General

  The Company's Regional Property and Casualty segment is composed of FAFLIC's 59.5% ownership of Allmerica P&C. The Company's interest in Allmerica P&C is composed of Hanover and Hanover's 82.5%-owned subsidiary, Citizens. For the year ended December 31, 1996, the Regional Property and Casualty segment accounted for approximately $2,193.7 million, or 67.0%, of consolidated revenues and approximately $197.7 million, or 59.6%, of consolidated income before taxes. The Company primarily underwrites personal and commercial property and casualty insurance through this segment, with Hanover's principal operations located in the Northeast and Citizens' in Michigan. Both Hanover and Citizens Insurance have an historically strong regional focus and both place heavy emphasis on underwriting profitability and loss reserve adequacy. As of December 31, 1995, according to A.M. Best, the Regional Property and Casualty segment ranks as one of the 30 largest property and casualty insurance groups in the United States based on net premiums written.

  The Company strives to maintain a clear focus on the core disciplines of underwriting, pricing, claims adjusting, marketing and sales. In particular, the Regional Property and Casualty segment seeks to achieve and maintain underwriting profitability in each of its five major product lines. The Company's overall strategy is to improve profitability through operating efficiencies and to pursue measured growth in profitable markets.

  Hanover's average premium growth rate for the ten-year period ended December 31, 1996 was 3.2% compared to an industry average of 6.2% for the same period. Hanover's average statutory combined ratio for the same ten-year period was 107.1, compared to an industry average of 108.2. Over the last ten years, Citizens has consistently reported stronger growth in statutory net premiums written than the property and casualty industry as a whole. Citizens' average premium growth rate was 8.9% for the ten-year period ended December 31, 1996 and its average statutory combined ratio for the same period was 100.1. (Industry estimates are based on data published by A.M. Best.)

  The industry's profitability can be affected significantly by price competition, volatile and unpredictable developments such as extreme weather conditions and natural disasters, legal developments affecting insurer liability and the size of jury awards, fluctuations in interest rates and other factors that may affect investment returns and other general economic conditions and trends, such as inflationary pressures that may affect the adequacy of reserves.

 Lines of Business

  Hanover and Citizens both underwrite personal and commercial property and casualty insurance coverage. The personal segment principally includes personal automobile and homeowners' coverage. The commercial segment principally includes workers' compensation, commercial automobile and commercial multiple peril coverage.

  Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property.

  Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flooding), theft and vandalism, and against third party liability claims.

  Commercial automobile coverage insures businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property.

  Workers' compensation coverage insures employers against employee medical and indemnity claims resulting from injuries related to work. Workers' compensation policies are often written in conjunction with other commercial policies.

  Commercial multiple peril coverage insures businesses against third party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. It also insures business property for damage, such as that caused by fire, wind, hail, water damage (except for flooding), theft and vandalism.

  Both Hanover and Citizens Insurance also offer a variety of other products, such as inland marine, fire, and fidelity and surety insurance. The Company, through the Regional Property and Casualty segment, provides self-insurance administration services for individual and group risks and writes excess reinsurance coverage for the self-insurance programs it administers through its wholly-owned subsidiary, Citizens Management, Inc.

  Hanover's Amgro, Inc. ("Amgro"), is an insurance premium finance company which provides short-term installment loans to small and medium-sized businesses that do not wish to prepay property and casualty insurance premiums. In exchange for advancing full policy premiums to the insurance carrier or its agent, the insured executes a promissory note with Amgro which enables Amgro to cancel the insurance and receive the unearned premium in the event of default in payment by the insured.

 Customers, Marketing and Distribution

  Through its property and casualty insurance subsidiaries, the Company is licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia and all provinces of Canada except Prince Edward Island. Hanover's business is concentrated in the Northeast, primarily Massachusetts, New York, New Jersey and Maine. Citizens' business is predominantly in Michigan and has recently expanded into Indiana and Ohio.

  The Company markets property and casualty insurance products through approximately 2,600 independent insurance agencies and seeks to establish long-term relationships with larger, well-established agencies. In selecting agencies for new appointments, the Company considers the following criteria: a record of profitability and financial stability, an experienced and professional staff, a marketing plan for future growth and a succession plan for management. Once appointed, each agency's performance is carefully monitored.

  Since the Company offers property and casualty insurance products predominately through independent agents, fostering a close, supportive relationship with each agency is critical to the continued growth of the business. The Company, in the Regional Property and Casualty segment, compensates agents based on profitability, in addition to regular commission. This practice motivates its agents to write policies for customers with above-average profit characteristics. By offering its independent agents a consistent source of products demanded by the agents' customers, the Company believes that an increasing number of its agents will rely on it as their principal supplier of insurance products. Hanover has implemented a number of programs designed to strengthen its relationship with its agencies. These initiatives include the formation of a National Agency Advisory Council, which is intended to provide agents a role in coordinating marketing efforts and implementing Hanover strategies, as well as remaining committed to maintaining the local market presence which provides agents access to experienced Company personnel with expertise in the local markets. Citizens' position as a preferred provider with many of its agencies is evidenced by its high average premiums written per agency of over $1.2 million in 1996.

  In 1995, Hanover began to exploit the benefits of worksite marketing as a distribution channel for personal property and casualty lines. This worksite distribution channel offers discounted insurance products that are individually written to employees and members of organizations which have established a marketing agreement with the Company. Management believes that advantages of competitive pricing, effective consumer awareness campaigns at sponsoring organizations, the convenience of payroll deducted premiums and word of mouth advertising will contribute to the effectiveness of the worksite distribution channel. Additionally, the Company expects to be well positioned to integrate other insurance products offered by other subsidiaries of AFC in order to maximize corporate worksite marketing relationships.

  Citizens also develops and markets franchise programs that are tailored for members of associations and organizations, including its Citizens Best program for senior citizens.

  The Company, in the Regional Property and Casualty segment, is not dependent upon a single customer or a few customers, for which the loss of any one or more would have an adverse effect upon the segment's insurance operations.

  Hanover

  Hanover accounted for approximately $1,062.8 million, or 56.0%, of the Regional Property and Casualty segment's consolidated net premium earned in 1996. Hanover's products are marketed through independent agencies which provide specialized knowledge of property and casualty products, local market conditions and targeted customer characteristics.

  Hanover seeks to pursue measured growth in existing markets through local management operations that apply extensive knowledge of markets to offer competitive products and services. Hanover also seeks to increase operating efficiencies through centralized strategic planning, marketing and administrative support functions and increased use of sophisticated risk selection and operational technologies. During 1996, the Company began the process of consolidating certain operations of Hanover and Citizens which is intended to achieve process improvements and efficiencies in operations. These operations include claims, finance, policy processing and administration functions.

  Hanover has substantially enhanced the level of automation of functions such as risk selection, policy processing, customer service and claims settlement. Over the past few years, Hanover introduced an automated risk selection program for the private passenger automobile business which rates the probability of future claims potential and increases the efficiency of the underwriting process. Hanover also introduced a similar program for its homeowners' business. Hanover is also expanding its use of agency-company interface ("ACI") technology, which enables agents to electronically submit personal lines policies for review and rating. In addition, Hanover has established automated client centers for centralizing the back office processing functions of most of its branches. The Company believes that these investments in technology will, over time, create technological efficiencies and provide capacity for enhanced service to customers.

  Although Hanover's strategic planning and certain of its administrative functions are centralized in the home office, the Company is committed to maintaining the local market presence afforded by Hanover's twelve branch offices. These branches provide knowledge of local regulatory and competitive conditions, and have developed close relationships with Hanover's independent agents, who provide specialized knowledge of property and casualty products, local market conditions and target market characteristics. Hanover believes that the selection of attractive markets in which to pursue profitable growth depends upon maintaining its local market presence to enhance underwriting results and identify favorable markets.

  Citizens

  Citizens' insurance products are marketed in Michigan through approximately 3,800 licensed independent insurance agents, who are paid on a commission basis, associated with approximately 525 insurance agencies. Citizens also markets its products in Indiana and Ohio through approximately 1,700 licensed independent insurance agents associated with approximately 200 insurance agencies. In 1996, each agency representing Citizens wrote an average of approximately $1.2 million of Company premiums. The three largest agencies wrote approximately $19.3 million, $12.9 million, and $10.7 million of Company premiums, respectively.

  Citizens seeks to establish long-term relationships with larger, well-established agencies. In selecting agencies for new appointments, Citizens considers the following criteria: a record of profitability and financial stability; an experienced and professional staff; a marketing plan for future growth; and a perpetuation plan for successor management. Citizens believes that by improving its relationship and stature with its most productive agents, it will receive a greater share of its agent's higher quality writings. To solidify its relationships with higher quality agencies and take advantage of local knowledge of operating territories, Citizens maintains four branch offices and twenty five claims offices located throughout Michigan, one branch office and three claims offices in Indiana and one branch office in Ohio.

  Since Citizens offers its products only through independent insurance agencies, its relationships with those agencies is critical to the continued growth of its business. Accordingly, Citizens establishes strong relationships with quality agencies by offering enhanced profit sharing arrangements, recognition awards and internal support for agency operations. Citizens seeks to become the preferred provider for quality insurance agents who Citizens believes will provide it with customers with average or above-average profit characteristics. Citizens has a comprehensive program to recognize and honor those agents who excel, as measured by profitability and premium volume. By offering its independent agents a consistent source of personal and commercial property and casualty insurance products, Citizens believes that an increasing number of its agents will rely on Citizens as their principal supplier of insurance products.

  Citizens has been successful in developing and marketing affinity franchise programs in both the personal and commercial segments that are tailored for members of associations and organizations in Indiana and Michigan. The associations may choose to make Citizens' programs available to their members based on an evaluation of Citizens' rates, service and regulation, but each risk is individually underwritten and each customer is issued a separate policy. Associations and organizations receive no payment for making Citizens' franchise programs available to their members. As of December 31, 1996, Citizens had approximately 110 affinity franchise programs in-force, 82 of which were in personal lines and 28 of which were in commercial lines.

  Agents are authorized to bind Citizens on risks. The agents are guided by Citizens' written underwriting rules and practices. These rules and practices set forth eligibility rules for various policies and coverages, unacceptable risks, and maximum and minimum limits of liability. Violation of these rules and practices is grounds for termination of the agency's contract to represent Citizens.

 Residual Markets and Pooling Arrangements

  As a condition of its license to do business in various states, the Company is required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will write them voluntarily. The Company's participation in such shared markets or pooling mechanisms is generally in amounts related to the amount of the Regional Property and Casualty segment's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. The Company, in the Regional Property and Casualty segment, incurred an underwriting loss from participation in such mechanisms, mandatory pools and underwriting associations of $0.2 million and $0.7 million in 1996 and 1995, and underwriting profit of $1.3 million in 1994 relating primarily to coverages for personal and commercial automobile, personal and commercial property, and workers' compensation.

  Assigned Risk Plans

  Assigned risk plans are the most common type of shared market mechanism. Many states, including California, Illinois, New Jersey, New York, and Texas operate assigned risk plans. The plan assigns applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant's state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy were voluntarily written.

  Reinsurance Facilities and Pools

  Reinsurance facilities are currently in operation in various states and require an insurer to write all applications submitted by an agent. As a result, an insurer could be writing policies for applicants with a higher risk of loss than it would normally accept. The reinsurance facility allows the insurer to cede this high risk business to the reinsurance facility, thus sharing the underwriting experience with all other insurers in the state. If a claim is paid on a policy issued in this market, the facility will reimburse the insurer. Typically, reinsurance facilities operate at a deficit, which is then recouped by levying assessments against the same insurers.

  A type of reinsurance mechanism that exists in New Jersey, The New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF"), covers no-fault first party losses in excess of $0.3 million. All no-fault insurers in this state are required to participate in the reinsurance mechanism. Insurers are reimbursed for their covered losses in excess of the threshold. Funding for such facilities comes from assessments against automobile insurers based upon their proportionate market share of the state's no-fault insurance market. The NJUCJF currently has an unfunded liability for future payment years. It calculates assessments against insurers on the basis of a two-year cash flow analysis.

  Michigan's no-fault law requires insurers to provide unlimited medical coverage to automobile accident victims. In response, the Michigan Catastrophic Claims Association (MCCA) was established to spread the costs of medical coverage to all insureds. The MCCA acts as a reinsurer for all Michigan automobile insurers, reimbursing for amounts paid on personal protection insurance losses in excess of $0.25 million. Participation is required for all Michigan-licensed automobile and motorcycle insurers. The MCCA assesses its member companies an annual premium on each of such member company's policies covering automobile and motorcycles written in Michigan. The assessment is passed on directly to policyholders. The Company, in the Regional Property and Casualty segment, cedes a significant portion of its private passenger automobile premiums to the MCCA. Ceded premiums earned to MCCA in 1996, 1995, and 1994 were $50.5 million, $66.8 million and $80.0 million, respectively. Losses and LAE ceded to MCCA in 1996, 1995, and 1994 were ($52.9) million, $62.9 million and $24.2 million, respectively. In 1996, the MCCA's favorable development on prior year reserves exceeded the losses and LAE incurred during the year. The aggregate losses and LAE ceded to the MCCA have no impact on the Regional Property and Casualty segment's statements of income.

  At December 31, 1996 and 1995, the Company, in the Regional Property and Casualty segment, had reinsurance recoverable on paid and unpaid losses of $292.0 million and $355.0 million, respectively, from the MCCA. The amount recoverable from the MCCA is a current estimate of future payments to be made to the Company, in the Regional Property and Casualty segment, by the MCCA for reimbursements of amounts for currently pending personal protection insurance
(PIP) claims and PIP claims incurred but not yet reported. The Regional Property and Casualty segment bills the MCCA on a quarterly basis and all amounts have been paid when due. Because PIP claims, whose payments will be reimbursed by the MCCA, involve amounts to be paid over many years, actual amounts to be owed to the Company, in the Regional Property and Casualty segment, by the MCCA in the future are subject to change based on claims paid. The Regional Property and Casualty segment bills the MCCA based upon amounts actually paid by the Regional Property and Casualty segment to policyholders, however, there can be no assurance that the Company will recover the full amount of reinsurance payments owed to it by the MCCA. As of June 30, 1996 and 1995, the MCCA estimated surplus of $1.7 billion and $666.2 million, respectively, compared to an estimated deficit of $22.0 million, as of December 31, 1994. Management believes that in the current regulatory climate, the Company, in the Regional Property and Casualty segment, is unlikely to incur any material loss or become unable to pay claims as a result of nonpayment of amounts owed to it by the MCCA because (i) the MCCA is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, (iii) all amounts owed to the Company by the MCCA have been paid when due, and (iv) the MCCA is supported by assessments permitted by statute.

  From 1988 through 1992, the Company was a servicing carrier in Maine, and ceded a significant portion of its workers' compensation premiums to the Maine Workers' Compensation Residual Market Pool ("MWCRP"), which is administered by The National Council on Compensation Insurance ("NCCI"). The Company was involved in legal proceedings regarding the MWCRP's deficit which through a legislative settlement issued on June 23, 1995, provided for an initial funding of $220.0 million of which the insurance carriers were responsible for $65.0 million. Hanover paid its allocation of $4.2 million in December 1995. Some of the smaller carriers appealed this decision. See "Legal Proceedings" on page 28 of this Form 10-K which is incorporated herein by reference.

  As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to the Massachusetts Commonwealth Automobile Reinsurers ("CAR"). Net premiums earned and losses and loss adjustment expenses ceded to CAR in 1996, 1995 and 1994 were $38.0 million and $21.8 million, $49.1 million and $33.7 million, and $50.0 million and $29.8 million, respectively. At December 31, 1996, CAR and the MCCA were the only two reinsurers which represented 10% or more of the Regional Property and Casualty segment's reinsurance business.

  Reference is made to Note 16 on pages 72 and 73 and Note 20 on page 75 of the Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

  Joint Underwriting Associations

  A joint underwriting association ("JUA") is similar to a reinsurance pool. Generally, a JUA allows an insurer to share with other insurers the underwriting experience of drivers that reflect a higher risk of loss than the insurer would normally accept. Under a JUA, a limited number of insurers are designated as "servicing carriers." The servicing carrier is responsible for collecting premiums and paying claims for the policies issued in the JUA, and such insurers receive a fee for these administrative services. The underwriting results of the servicing carrier are then shared with all insurers in the state. Like reinsurance facilities, JUA's typically operate at a deficit, and fund that deficit by levying assessments on insurers.

  The New Jersey legislature passed automobile insurance reform legislation that eliminated the New Jersey JUA ("NJJUA") and imposed taxes and assessments on the insurance industry to fund a portion of the NJJUA deficit. The deficit resulted primarily from the inadequate rate level of the NJJUA and the contraction of the voluntary auto market, which increased the number of risks requiring insurance through the NJJUA. The reform legislation also established a Market Transition Facility ("MTF") to manage business from the NJJUA that is not transferred to the voluntary market. During 1994, the Company, in the Regional Property and Casualty segment, released a reserve of $7.0 million as a result of the resolution of the funding of the New Jersey Market Transition Facility deficit. Legislation passed in New Jersey during the third quarter of 1994 substantially relieved insurers of responsibility for funding the deficit.

  Other Mechanisms

  The principal shared market mechanisms for property insurance are the Fair Access to Insurance Requirements Plans ("FAIR Plans"), the formation of which was required by the federal government as a condition to an insurer's ability to obtain federal riot reinsurance coverage following the riots and civil disorder that occurred during the 1960's. These plans, created as mechanisms similar to automobile assigned risk plans, were designed to increase the availability of property insurance in urban areas. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The individual state FAIR Plans are created pursuant to statute or regulation. The property shares market mechanisms provide basic fire insurance and extended coverage protection for dwellings and certain commercial properties that could not be insured in the voluntary market. A few states also include a basic homeowners form of coverage in their shared market mechanism.

  With respect to commercial automobile coverage, another pooling mechanism, a Commercial Auto Insurance Plan ("CAIP"), uses a limited number of servicing carriers to handle assignments from other insurers. The CAIP servicing carrier is paid a fee by the insurer who otherwise would be assigned the responsibility of handling the commercial automobile policy and paying claims. Approximately 40 states have CAIP mechanisms, including California, Connecticut, Illinois, New Hampshire, New Jersey, New York and Rhode Island.

 Competition

  The property and casualty industry is highly competitive among national agency companies, direct writers, and regional and local insurers on the bases of both price and service. Many of these companies are larger and have greater financial and technical resources than Hanover and Citizens. National agency companies sell insurance through independent agents and usually concentrate on commercial lines of property and casualty insurance. Direct writers dominate the personal lines of property and casualty insurance and operate on a national, regional or single state basis. Regional and local companies sell through independent agents in one or several states in the same region and compete in both personal and commercial lines. In addition, because both companies market through independent agents, Hanover and Citizens compete with other independent agency companies for business in each of the agencies representing them.

  Hanover faces competition in personal lines primarily from direct writers and regional and local companies. In its commercial lines, Hanover faces competition primarily from national agency companies and regional and local companies. Due to the number of companies in Hanover's principal property and casualty insurance marketplace, there is no single dominant competitor in any of Hanover's markets. Management believes that its emphasis on maintaining a local presence in its markets, coupled with investments in operating and client technologies, will enable Hanover to compete effectively.

  During the past two years, the competitive environment in Massachusetts has increased substantially. Approximately 39% of Hanover's personal automobile business is currently written in this state. In 1995 and 1996, Massachusetts personal automobile rates decreased 4.5% and 6.2%, respectively, as mandated by the Massachusetts Division of Insurance. In 1995, the Massachusetts Division of Insurance began to allow sponsoring organizations to receive discounts on their auto insurance. Today, Hanover currently offers more than 70 group programs throughout the state, including the second largest group plan in the state with approximately 347,000 eligible members. On February 24, 1997, Hanover submitted its request to the Massachusetts Division of Insurance to offer a 10% discount on automobile insurance for its safest drivers. If approved, qualified

Hanover policyholders would reduce their insurance premiums by as much as 20% by combining "safe driver" and "group" discounts. Management has implemented these discounts in an effort to retain the Regional Property and Casualty segment's market share in Massachusetts. These discounts, together with mandated rate decreases, may unfavorably impact premium growth.

  In Michigan, Citizens competes in personal segments with a number of direct writers and regional and local companies, several of which are larger than Citizens. National agency companies have not been important factors in Michigan in the personal segments of property and casualty insurance because of their tendency to emphasize commercial segments and because Michigan's insurance regulatory environment would require such companies to develop and implement special incentive programs designed to encourage agents to identify and sell insurance to individuals with lower risk profiles consistent with the constraints of Michigan law. However, in February 1996, an amendment to the Essential Insurance Act became effective in Michigan. This amendment eliminates personal automobile and homeowners insurance territorial rating restrictions and limits merit ratings for automobile policies. The Company cannot predict the effect of this new legislation, but believes this law may encourage national companies to return or enter into the state in commercial and personal lines.

  Citizens also faces competition from the two largest direct writers in Michigan, Auto Club Michigan Group and State Farm Group companies, in the personal automobile line. In the homeowners line, Citizens' principal competition in Michigan is also from direct writers, including State Farm Group. Citizens is the second leading writer in Michigan in its three primary commercial lines combined: commercial automobile, workers' compensation, and commercial multiple peril. Citizens faces competition principally from national agency companies, and regional and local companies, many of which have financial resources substantially greater than those of Citizens.

  The industry has been in a downturn over the past several years due primarily to price competition. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of excess capacity in the industry. The current commercial lines market is extremely competitive due to a continuing soft market in which capacity is high and prices are low. Because of the commitment at both Hanover and Citizens to focus on underwriting profitability and a refusal to write business at inadequate prices, this highly competitive commercial lines market has impacted the Regional Property and Casualty segment's growth in commercial lines. In Michigan, Citizens workers' compensation line is the largest commercial line in terms of premiums written. Over the past few years, competition has caused Citizens to reduce rates four times; 8.5%, 7.0%, 6.4% and 8.7% effective May 1, 1995, December 1, 1995, June 1, 1996, and March 1, 1997 respectively. Management believes that competition for premiums in the Regional Property and Casualty segment's markets may continue to have an adverse impact on rates and profitability.

  Since there is no one dominant competitor in any of the markets in which the Regional Property and Casualty segment competes, management believes there is opportunity for future growth.

 Underwriting

  Pricing

  The manner in which the Company prices products takes into consideration the expected frequency and severity of losses, the costs of providing the necessary coverage (including the cost of administering policy benefits, sales and other administrative and overhead costs) and a margin for profit.

  The Company, in the Regional Property and Casualty segment, seeks to achieve an underwriting profit in each of its product lines regardless of market conditions. This strategy seeks to achieve consistent profitability with substantial growth in net premiums written during hard markets and more modest growth during soft markets. The Company concentrates on its established major product lines, and accordingly, does not typically pursue the development of products with relatively unpredictable risk profiles. In addition, the Company utilizes its extensive knowledge of local markets, including knowledge of regulatory requirements, to achieve superior underwriting results. Hanover and Citizens rely on information provided by their local agents and Hanover also relies on the knowledge of its staff in the local branch offices. As a regional company with significant market share, Citizens can apply its extensive knowledge and experience in making underwriting and rate setting decisions.

  Claims

  The Company employs experienced claims adjusters, appraisers, medical specialists, managers and attorneys in order to manage its claims. The Company, in the Regional Property and Casualty segment, has field claims offices strategically located throughout its operating territories. All claims office staff members work closely with the agents to settle claims rapidly and cost-effectively.

  Claims office adjusting staff are supported by general adjusters on large property losses, automobile and heavy equipment damage appraisers on automobile material damage losses and medical specialists whose principal concentration is in workers' compensation and no-fault automobile injury cases. In addition, the claims offices are supported by staff attorneys who specialize in litigation defense and claim settlements. The Regional Property and Casualty segment also has special units which investigate suspected insurance fraud and abuse.

  Hanover utilizes advanced claims processing technology to allow smaller and more routine claims to be processed at centralized locations. Hanover expects that approximately 70% of its personal lines claims will be processed at these locations in the future, thereby increasing efficiency and reducing operating costs.

  Citizens has instituted a program under which participating agents have settlement authority for small property loss claims. Based upon program experience, the Regional Property and Casualty segment believes that this program contributes to low loss adjustment expense ("LAE") experience and to its higher customer satisfaction ratings by permitting the early and direct settlement of such small claims. Approximately 26.6% and 28.1% of the number of total paid claims reported to Citizens in the years ended December 31, 1996 and 1995, respectively, were settled under this program.

  Hanover and Citizens have also begun using the managed care expertise of the Allmerica Financial's Corporate Risk Management Services ("CRMS") segment in the analysis of the provision of medical services in the management of workers' compensation and medical claims on its automobile policies. Hanover and Citizens believe that their use of this capability reduces costs and serves their customers more efficiently.

  Property and casualty insurers are subject to claims arising out of catastrophes which may have a significant impact on their results of operations and financial condition. The Company, in the Regional Property and Casualty segment, may experience catastrophe losses in the future which could have a material adverse impact on the Company. Catastrophes can be caused by various events including hurricanes, earthquakes, tornadoes, wind, hail, fires and explosions, and the incidence and severity of catastrophes are inherently unpredictable. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and business property insurance have in the past generated the vast majority of catastrophe-related claims.

 Reserve for Unpaid Losses and Loss Adjustment Expenses

  Reference is made to "Reserve for Losses and Loss Adjustment Expenses" on pages 40, 41 and 42 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1996 Annual Report to Shareholders, which is incorporated herein by reference.

  The Company's actuaries, in the Regional Property and Casualty segment, review the reserves each quarter and certify the reserves annually as required for statutory filings.

  The Regional Property and Casualty segment regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information,
(iii) historical loss experience of the Regional Property and Casualty segment and the industry, (iv) the relatively short-term nature of most policies and
(v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

  Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE.

  The Company, in the Regional Property and Casualty segment, does not use discounting techniques in establishing reserves for losses and LAE, nor has it participated in any loss portfolio transfers or other similar transactions.

  The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities ("Statutory Reserve") to reserves determined in accordance with generally accepted accounting principles ("GAAP Reserve") at December 31, as follows:

                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN MILLIONS)
   Statutory reserve for losses and LAE............. $2,113.2 $2,123.0 $2,093.6
   GAAP adjustments:
     Reinsurance recoverable on unpaid losses.......    626.9    763.5    712.4
     Other(*).......................................      4.0      9.5     15.7
                                                     ======== ======== ========
   GAAP reserve for losses and LAE.................. $2,744.1 $2,896.0 $2,821.7
                                                     ======== ======== ========

--------
(*) Primarily other statutory liabilities reclassified as loss adjustment expense reserves for GAAP reporting.

 Analysis of Losses and Loss Adjustment Expenses Reserve Development

  The following table sets forth the development of net reserves for unpaid losses and LAE from 1986 through 1996 for the Company.

                    1996     1995     1994     1993     1992     1991     1990      1989      1988      1987     1986
                  -------- -------- -------- -------- -------- -------- --------  --------  --------  --------  -------
                                            (IN MILLIONS) YEAR ENDED DECEMBER 31,
Net reserve for
 losses and
 LAE(1).........  $2,117.2 $2,132.5 $2,109.3 $2,019.6 $1,936.9 $1,772.4 $1,550.6  $1,326.3  $1,150.9  $1,008.0  $ 793.0
Cumulative
 amount paid as
 of(2):
One year later..       --     627.6    614.3    566.9    564.3    569.0    561.5     521.1     465.3     384.3    319.6
Two years
 later..........       --       --     940.7    884.4    862.7    888.0    874.5     820.2     725.3     616.4    509.9
Three years
 later..........       --       --       --   1,078.1  1,068.4  1,077.1  1,074.3   1,009.3     901.5     764.5    643.6
Four years
 later..........       --       --       --       --   1,184.1  1,207.1  1,186.4   1,130.1   1,009.7     862.1    722.3
Five years
 later..........       --       --       --       --       --   1,279.4  1,265.4   1,192.7   1,078.8     926.0    780.8
Six years
 later..........       --       --       --       --       --       --   1,314.2   1,240.9   1,116.2     969.7    817.3
Seven years
 later..........       --       --       --       --       --       --       --    1,271.4   1,147.4     993.5    844.5
Eight years
 later..........       --       --       --       --       --       --       --        --    1,170.4   1,016.5    860.5
Nine years
 later..........       --       --       --       --       --       --       --        --        --    1,034.6    878.1
Ten years
 later..........       --       --       --       --       --       --       --        --        --        --     892.9
Net reserve re-
 estimated as
 of(3):
End of year.....   2,117.2  2,132.5  2,109.3  2,019.6  1,936.9  1,772.4  1,550.6   1,326.3   1,150.9   1,008.0    793.0
One year later..       --   1,991.1  1,971.7  1,891.5  1,868.1  1,755.0  1,601.5   1,412.4   1,220.4   1,058.3    865.0
Two years
 later..........       --       --   1,859.4  1,767.4  1,762.8  1,717.7  1,601.9   1,449.0   1,262.0   1,096.4    904.4
Three years
 later..........       --       --       --   1,691.5  1,703.3  1,670.8  1,614.3   1,471.7   1,290.2   1,125.3    937.0
Four years
 later..........       --       --       --       --   1,658.9  1,654.1  1,597.6   1,484.7   1,312.3   1,155.1    963.5
Five years
 later..........       --       --       --       --       --   1,634.6  1,594.3   1,482.3   1,322.1   1,175.2    983.3
Six years
 later..........       --       --       --       --       --       --   1,588.7   1,486.9   1,328.6   1,188.5    999.5
Seven years
 later..........       --       --       --       --       --       --       --    1,488.4   1,340.7   1,201.2  1,009.5
Eight years
 later..........       --       --       --       --       --       --       --        --    1,403.7   1,215.4  1,025.0
Nine years
 later..........       --       --       --       --       --       --       --        --        --    1,226.8  1,039.6
Ten years
 later..........       --       --       --       --       --       --       --        --        --        --   1,056.1
                  -------- -------- -------- -------- -------- -------- --------  --------  --------  --------  -------
(Deficiency)
 Redundancy,
 net(4,5,6).....  $    --  $  141.4 $  249.9 $  328.1 $  278.0 $  137.8 $  (38.1) $ (162.1) $ (252.8) $ (218.8) $(263.1)
                  ======== ======== ======== ======== ======== ======== ========  ========  ========  ========  =======

--------
(1) Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves.
(2) Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.
(3) Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.
(4) In 1987, Hanover adopted a new actuarial-based reserve methodology designed to result in a more accurate reflection of underwriting trends and a more appropriate basis for assessing current reserve adequacy. The new method is based on groupings of claims using the period in which the accident occurred rather than loss experience in the financial reporting period. This method tracks the development of claims from a given accident period and provides management with continuous updates of losses incurred. Management believes that this change to actuarial reserving methodologies has resulted in improved reserve adequacy.
(5) Cumulative deficiency or redundancy at December 31, 1996 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.
(6) The following table sets forth the development of gross reserve for unpaid losses and LAE from 1992 through 1996 for the Company:

                                               YEAR ENDED DECEMBER 31,
                                     --------------------------------------------
                                       1996     1995     1994     1993     1992
                                     -------- -------- -------- -------- --------
                                                    (IN MILLIONS)
   Reserve for losses and LAE:
     Gross liability................ $2,744.1 $2,896.0 $2,821.7 $2,717.3 $2,598.9
     Reinsurance recoverable........    626.9    763.5    712.4    697.7    662.0
                                     -------- -------- -------- -------- --------
       Net liability................ $2,117.2 $2,132.5 $2,109.3 $2,019.6 $1,936.9
                                     ======== ======== ======== ======== ========
   One year later:
     Gross re-estimated liability...          $2,587.8 $2,593.5 $2,500.5 $2,460.5
     Re-estimated recoverable.......             596.7    621.8    609.0    592.4
                                              -------- -------- -------- --------
       Net re-estimated liability...          $1,991.1 $1,971.7 $1,891.5 $1,868.1
                                              ======== ======== ======== ========
   Two years later:
     Gross re-estimated liability...                   $2,339.2 $2,333.3 $2,341.9
     Re-estimated recoverable.......                      479.8    565.9    579.1
                                                       -------- -------- --------
       Net re-estimated liability...                   $1,859.4 $1,767.4 $1,762.8
                                                       ======== ======== ========
   Three years later:
     Gross re-estimated liability...                            $2,145.5 $2,257.3
     Re-estimated recoverable.......                               454.0    554.0
                                                                -------- --------
       Net re-estimated liability...                            $1,691.5 $1,703.3
                                                                ======== ========
   Four years later:
     Gross re-estimated liability...                                     $2,168.2
     Re-estimated recoverable.......                                        509.3
                                                                         --------
       Net re-estimated liability...                                     $1,658.9
                                                                         ========

 Reinsurance

  The Company, in the Regional Property and Casualty segment, maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. This includes both excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analysis prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. The Company, in the Regional Property and Casualty segment, has reinsurance for casualty business. Under the 1996 casualty program, the reinsurers are responsible for 100% of the amount of each loss in excess of $1.0 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Under the Company's 1996 catastrophe reinsurance program, in the Regional Property and Casualty segment, Hanover and Citizens retain the first $25.0 million of loss per occurrence, all amounts in excess of $180.0 million per occurrence and 10% of all aggregate loss amounts in excess of $25.0 million up to $180.0 million. In addition, Citizens retains 5% of losses in excess of $10.0 million, up to $25.0 million. In 1996, Citizens purchased aggregate catastrophe coverage which reinsures 90% of $5.0 million for aggregated catastrophe losses in excess of $5.0 million which individually exceed $1.0 million. Under this aggregate catastrophe coverage, Citizens is expected to recover $4.5 million. In the years ended December 31, 1996, 1995 and 1994, the Company, in the Regional Property and Casualty segment, did not exceed the minimum catastrophe levels, either individually or in the aggregate, to obtain recovery under its reinsurance agreements, except as described above.

  Effective January 1, 1997, the Company, in the Regional Property and Casualty segment, modified its reinsurance program. The 1997 modifications include the purchase of additional casualty reinsurance and higher retention under the Company's catastrophe reinsurance program. Under the 1997 casualty reinsurance program, the Company added a layer which reinsured 100% of each loss in excess of $.5 million up to $1.0 million per occurrence. Under the 1997 catastrophe reinsurance program, Hanover and Citizens retain the first $25.0 million of loss per occurrence and all amounts in excess of $180.0 million per occurrence, 55% of all aggregate loss amounts in excess of $25.0 million up to $45.0 million, and 10% of all aggregate loss amounts in excess of $45.0 million up to $180.0 million. In addition, Citizens retains 5% of losses in excess of $10.0 million, up to $25.0 million.

  The Company, in the Regional Property and Casualty segment, cedes to reinsurers a portion of its risk and pays a fee based upon premiums received on all policies subject to such reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company determines the appropriate amount of reinsurance based on evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

  The Company, in the Regional Property and Casualty segment, is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include the Massachusetts Commonwealth Automobile Reinsurers ("CAR"), the Maine Workers' Compensation Residual Market Pool ("MWCRP") and the Michigan Catastrophic Claims Association ("MCCA").

  At December 31, 1996, the MCCA and CAR were the only two reinsurers which represented 10% or more of the Regional Property and Casualty segment's reinsurance business. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to CAR. Net premiums earned and losses and loss adjustment expenses ceded to CAR for the years ended December 31, 1996, 1995 and 1994 were $38.0 million and $21.8 million, $49.1 million and $33.7 million, and $50.0 million and $29.8 million, respectively.

  From 1988 through 1992, the Company, in the Regional Property and Casualty segment, was a servicing carrier in Maine, and ceded a significant portion of its workers' compensation premiums to the Maine Workers' Compensation Residual Market Pool, which is administered by The National Council on Compensation Insurance ("NCCI"). The Company was involved in legal proceedings regarding the MWCRP's deficit which through a legislative settlement issued on June 23, 1995, provided for an initial funding of $220.0 million of which the insurance carriers were responsible for $65.0 million. Hanover paid its allocation of $4.2 million in December 1995. Some of the smaller carriers appealed this decision. The Company's right to recover reinsurance balances for claims properly paid is not at issue in any such proceedings. The Company expects to collect its reinsurance balance; however, funding of the cash flow needs of the MWCRP may in the future be affected by issues related to certain litigation, the outcome of which the Company cannot predict. See "Legal Proceedings" on page 28 of this Form 10-K which is incorporated herein by reference.

  The Company ceded to MCCA premiums earned and losses and loss adjustment expenses in 1996, 1995 and 1994 of $50.5 million and $(52.9) million, $66.8 million and $62.9 million, and $80.0 million and $24.2 million, respectively. Because the MCCA is supported by assessments permitted by statute and all amounts billed by the Company to CAR, MWCRP and MCCA have been paid when due, the Company believes that it has no significant exposure to uncollectible reinsurance balances.

  The reserve for losses and loss adjustment expenses at December 31, 1996 and 1995 is shown gross of recoverable on unpaid losses of $626.9 million and $763.5 million, respectively. The significant decrease in the reinsurance recoverable on unpaid losses is primarily attributable to an overall decrease in reinsurance activity at both Hanover and Citizens. The decrease at Hanover is specifically related to a decrease in ceded losses on its servicing carrier business. The decrease at Citizens in 1996 is due to the MCCA's favorable development on prior year reserves exceeding the losses and LAE incurred during the current year. The aggregate losses and LAE ceded have no impact on the Company's consolidated statements of income. Losses and LAE ceded were $2.2 million, $229.1 million and $160.4 million in 1996, 1995 and 1994, respectively. Ceded premiums earned were $232.6 million, $296.2 million and $291.9 million in 1996, 1995 and 1994, respectively.

  Reference is made to "Reinsurance" in Note 16 on pages 72 and 73 of the Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders, which is incorporated herein by reference.

  Reference is also made to "Reinsurance Facilities" on page 7 of this Form 10-K which is incorporated herein by reference.

CORPORATE RISK MANAGEMENT SERVICES

 General

  The Corporate Risk Management Services segment provides managed care medical group insurance products and administrative services as well as other group insurance coverages, such as group life, dental and disability products, to corporate employers. As of December 31, 1996, this segment insured and/or provided administrative services to the employee benefit plans of over 2,700 employers covering 619,435 employee lives. For the year ended December 31, 1996, this segment accounted for approximately $361.5 million, or 11.0%, of consolidated revenues and $20.7 million, or 6.2%, of consolidated income before taxes.

  The Company's strategy emphasizes risk sharing arrangements rather than traditional indemnity medical insurance products. The Company's risk sharing arrangements consist of providing stop-loss indemnity insurance coverage for self-insured employers with 100 to 5,000 employees together with managed care and administrative services for coverage provided by the employer and the Company. This risk sharing approach enables the Company to provide more managed care, administrative and other services with less exposure to losses than traditional indemnity medical insurance. In addition, by emphasizing risk sharing arrangements, the segment has demonstrated more stable profitability by decreasing its exposure to unpredictable increases in health care costs.

  As a result of this strategy, revenues from risk sharing arrangements and administrative service only contracts have increased $24.1 million, or 23.0%, from $104.2 million in 1994 to $128.3 million in 1996. Traditional indemnity medical product revenues decreased $19.7 million, or 32.7%, from 1994 to 1996.

  The Company is also leveraging the CRMS segment's managed care and claims management expertise to capitalize on emerging opportunities with its Regional Property and Casualty segment affiliates. New legislation in many states will permit the cost containment approaches that have been used to manage employee medical and disability costs to be applied to control workers' compensation and the medical component of automobile insurance. In response, the Company has collaborated with its affiliated Regional Property and Casualty segment's claims operations to apply CRMS' expertise in medical management and claims processing to the Company's workers' compensation business and the medical component of its automobile insurance business. Claims examiners ensure that appropriate medical care is provided to insureds and that bills from health care providers are reasonable. This integrated managed care and claims adjudication system can now manage medical claims covered by workers' compensation, automobile insurance or a health benefit plan. The Company believes that its capability of providing 24-hour managed care to effectively manage claims for both casualty and employee benefit products is a competitive advantage.

  The Company is also emphasizing the CRMS segment's group life, dental and disability products. These lines of coverage have historically provided more stable profitability for the Company than medical coverages, by decreasing the Company's exposure to unpredictable increases in healthcare costs and the underlying risks which are assumed by employers. In order to enhance sales of these products, each has been redesigned to be available as part of a full service package or on a stand-alone basis.

 Health Care Regulation and Reform

  There continue to be a number of legislative and regulatory proposals introduced at the federal and state level to reform the current health care system. At the federal level, recent proposals have focused on benefits, confidentiality and Medicare reform. State legislation adopted over the past few years generally limits the flexibility of insurers with respect to rating and underwriting practices for employer groups with less than 50 employees, or in some states, less than 100 employees. In addition, several states have enacted so-called "any willing provider" laws and managed care reform legislation which may decrease the demand for managed care programs. While future legislative activity is unknown, it is probable that limitations on insurers that market health insurance to small employers will increase. It is also possible that many states will increase the size of the employers considered a protected class and will expand reforms to include the non-group market. However, the Company's rating and underwriting practices are consistent with the objectives of small group reform. For example, the Company does not experience rate small cases, nor does it refuse coverage to newly eligible individuals within small employer groups because of medical histories. Because of its emphasis on managed care, management believes that it will continue to be able to operate effectively in the event of small group reform, even if specific states expand the existing limitations.

  The Company believes that the proposed federal and state level health care reforms would, if enacted, substantially expand access to and mandate the amounts of health care coverage while limiting or eliminating insurers' underwriting flexibility and restrict the level of profitability of health insurers and managed care providers. The Company cannot predict whether any of the current proposals will be enacted and what particular impact such proposals may have on the Company's employee benefit services business.

 Products

  The following table summarizes premiums by product line for the CRMS segment for the years ended December 31.

                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN MILLIONS)
   Health
     Medical
       Fully insured...................................... $ 40.6 $ 44.6 $ 60.3
       Risk sharing.......................................   83.2   83.0   77.1
     Dental
       Fully insured......................................   21.3   13.1   11.3
       Risk sharing.......................................    2.7    2.8    2.8
     Short-term disability
       Fully insured......................................    6.5    5.5    4.1
       Risk sharing.......................................    0.5    0.5    0.6
     Long-term disability
       Fully insured......................................    8.5    9.0    7.6
   Reinsurance assumed (1)................................   57.5   44.9   43.4
     Other (2)
       Fully insured......................................    8.3    8.1    8.1
       Risk sharing.......................................   18.1   13.3    9.0
                                                           ------ ------ ------
   Total health...........................................  247.2  224.8  224.3
   Accidental death & dismemberment.......................    5.0    4.5    3.8
   Other reinsurance assumed..............................    0.4    1.1    1.9
   Life...................................................   50.3   42.3   38.0
                                                           ------ ------ ------
   Total CRMS premiums.................................... $302.9 $272.7 $268.0
                                                           ====== ====== ======
   ASO (3)................................................ $ 23.8 $ 18.7 $ 14.7
                                                           ====== ====== ======
   Total premiums and premium equivalents................. $884.3 $786.1 $727.7
                                                           ====== ====== ======

--------
(1) Represents special risk arrangements whereby the Company assumes a limited amount of risk by participating in a pool administered by a third party. Such arrangements provide insurance coverage to companies for certain high limit and excess loss risks.
(2) Represents premiums primarily related to customized products sold to customers providing for stop-loss coverage and/or administrative services.
(3) Administrative services only ("ASO") fees are included in other income in the financial information contained elsewhere herein.

 Risk Sharing Arrangements

  The Company participates in risk sharing arrangements primarily for medical, dental and short-term disability coverage. In accordance with its strategy to emphasize risk sharing arrangements with its customers, the Company offers several funding options that allow employers to share in the risk of their plan. ASO plans provide employers with a self-funded arrangement in which the Company provides claims administration and other services selected by the employer. The Company also provides specific and aggregate stop-loss insurance coverage for its ASO plans.

 Other Group Coverage

  The Company's group life, accidental death and dismemberment ("AD&D"), disability and dental products are offered in conjunction with medical insurance coverages or as stand alone products. The Company offers features in its group life insurance which include fixed or variable pricing, or traditional and supplemental contributory group term life insurance. Accidental death and dismemberment insurance may be included with group term life insurance to pay additional amounts for losses due to an accident. The Company offers weekly disability income insurance to cover employees for loss of wages during a short period of disability, long term disability insurance either with weekly coverage or on a stand-alone basis and dental insurance for preventive and diagnostic services, routine restorative services and major restorative services.

 Special Risk Arrangements

  The Company also provides other special risk arrangements, often taking a limited share of the risk through reinsurance pools (administered through Third Party Administrators ("TPAs") or managing general underwriters), to spread risk and limit exposure in each arrangement. These programs provide a variety of insurance coverages, including high limit AD&D, high limit disability income, excess loss medical reinsurance for self-funded plans, aviation, organ transplant, occupational accident and travel accident.

 Traditional Products

  The Company offers full indemnity products for medical, surgical and hospital expense coverage resulting from illness or injury. Many options are available for deductible amounts and coinsurance levels.

 Marketing

  The Company sells its CRMS segment's products and services primarily through approximately 50 sales representatives employed by the Company. These representatives assist independent producers (for example, agents, brokers and consultants who represent the purchasers of the Company's products) in the marketing of these products, and provide assistance with plan design issues and ongoing service.

  The Company continues to expand its distribution channels primarily to enhance the growth of its non-medical insurance coverages. The Company is focusing on three distribution channels. First, the Company is capitalizing on its special risk arrangements with TPAs to promote sales of group life and disability coverages. Second, the Company continues to form strategic alliances with Health Maintenance Organizations ("HMOs") and other managed care entities to distribute group life, disability and dental plans. Third, the Company is building cross-marketing programs with other segments to capitalize on divisional distribution systems and products already in place. The Company has also established regional offices to market non-medical products through these new distribution channels and added three offices in 1996. The Company plans to open additional regional offices in the future.

 Reinsurance

  The Company purchases reinsurance for the CRMS segment's group life insurance, accidental death and dismemberment, group health, stop-loss and occupational accident coverages. The Company retains a maximum exposure of $500,000 on life policies and $250,000 on AD&D policies. The Company also has reinsurance arrangements to further limit the Company's liability with respect to policies for certain employers and groups. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the assuming insurer liable to the ceding unsurer to the extent of the reinsurance ceded. The Company maintains a gross reserve for reinsured liabilities.

  The Company participates in a catastrophic reinsurance pool for this segment for coverage against catastrophic life losses from the same event. Under the pool arrangement, the Company shares in approximately 1.5% of the pool's losses. The Company purchases reinsurance which limits the Company's share of annual pool claim losses to $500,000.

  With respect to this segment's group health policies, the Company purchases specific stop-loss coverage for individual major medical claims over $350,000 once such excess claims exceed a minimum aggregate limit of $5.8 million. The Company also purchases catastrophic coverage for three or more claims arising from the same event. Under this coverage the Company is reimbursed for medical and long term disability claims paid in excess of $500,000 in total as a result of the event. The Company purchases reinsurance protection for long term disability payments, covering a specific percent, generally approximately 50%, of each long term disability policy, with a few exceptions, and purchases reinsurance for organ transplants.

  The Company reinsures 90% of the risk associated with its specific and aggregate stop-loss insurance policies issued as part of risk sharing arrangements. This reinsurance is ceded to a group of ten reinsurers, including FAFLIC, who share in the risk assumed. Stop-loss coverage provided under Competitive Funding Option plans is not included in this reinsurance coverage. The Company also reinsures 100% of the risk associated with its occupational accident policies. This risk is ceded to a reinsurance pool consisting of twelve reinsurers, including FAFLIC, who share in the risk assumed. As a member in this reinsurance pool, FAFLIC assumes 12.5% of the overall risk.

  For the year ended December 31, 1996, the Company ceded approximately $74.5 million of premiums associated with its aggregate stop-loss policies and approximately $8.0 million of premiums for the remaining direct insurance coverages. As of December 31, 1996, the Company had no material amounts due from reinsurers.

 Competition

  The Company competes with many insurance companies and other entities in selling its CRMS products. Competition exists for employer groups, for the employees who are the ultimate consumers of the Company's products sold through the CRMS segment and for the independent producers who represent purchasers of the Company's products. Additionally, most currently insured employer groups receive annual rate adjustments, and employers may seek competitive quotations from several sources prior to renewal.

  The Company competes primarily with national and regional health insurance companies and other managed care providers. Many of the Company's competitors have greater capital resources, local market presence and greater name recognition than the Company. The Company also competes with Blue Cross and Blue Shield plans, which in some markets have dominant market share. Most Blue Cross and Blue Shield plans are non-profit enterprises that do not necessarily pursue profitability to the same extent as for-profit competitors do. The Company also competes with HMOs, some of which are non-profit enterprises. In addition, in its risk sharing and administrative service businesses, the Company also competes with TPAs.

  The Company believes, based upon its knowledge of the market, that in the current environment, the principal competitive factors in the sale of managed care medical products are price, breadth of managed care network arrangements, name recognition, technology and management information systems, distribution systems, quality of customer service, product line flexibility and variety, and financial stability. As a result, the Company believes that its managed care expertise, access to managed care networks, commitment to claims management and customer service, and its advanced claims management and information systems enable it to compete effectively in these markets. Although the Company cannot predict the effect of current federal and state health care reform proposals, the Company believes that such reform measures may increase competition in the sale of health care products by limiting the ability of the Company's customers to purchase health care coverage from a wide variety of health care providers and insurers, by mandating participation by insurers in regional health care alliances or pools and by limiting rating and underwriting practices.

ASSET MANAGEMENT

RETAIL FINANCIAL SERVICES

 General

  The Retail Financial Services segment includes the individual financial products businesses of FAFLIC and its wholly owned subsidiary AFLIAC, as well as the Company's registered investment advisor and broker-dealer affiliates. Through this segment, the Company is a leading provider of investment-oriented life insurance and annuities to upper income individuals and small businesses throughout the United States. These products are marketed through the Company's career agency force of 576 agents and on a wholesale basis to financial planners and broker/dealers. For the year ended December 31, 1996, the Retail Financial Services segment accounted for $450.9 million, or 13.8%, of consolidated revenues and $76.2 million, or 23.0%, of consolidated income before taxes.

  The Company offers a diverse line of products tailored to its customer market, including variable universal life, variable annuities, universal life and retirement plan funding products. The main components of the Company's current strategy in this segment are to: (i) emphasize investment-oriented insurance products, particularly variable annuities and variable universal life insurance, (ii) improve the productivity of the career agency distribution system, (iii) implement a targeted marketing approach emphasizing value-added service, (iv) leverage the Company's technological resources to support marketing and client service initiatives and (v) continue to develop new distribution systems.

  The Company is seeking to improve the productivity of its career agents, the Company's primary distribution system in this segment. Virtually all of the Company's career agents are registered broker-dealer representatives, licensed to sell all of the Company's investment products as well as its insurance products. The Company has implemented a performance-based compensation system which rewards agents and agencies based upon sales of products which provide greater profits for the Company. The Company has also instituted higher performance standards for agency retention, and requires that such standards be achieved earlier, in order to elevate the productivity of its agent sales force.

  In addition to its agency distribution system, the Company has established several alternative distribution channels which have made significant contributions to the overall growth of variable product sales in this segment. Products sold through these channels include Allmerica Select life and annuity products, which are distributed through independent broker-dealers and financial planners, as well as annuity products sold through alliances with mutual fund partners such as Delaware Group ("Delaware"), Pioneer Group ("Pioneer") and Zurich Kemper Investments ("Kemper"). The contribution of these alternative distribution channels has grown from 34.3% of statutory annuity premiums and deposits in 1994 to 46.5% in 1996. The Company's strategy is to pursue additional alternative distribution channels and to seek to increase sales under existing distribution channels.

  The Company has developed a number of new marketing and client service initiatives in order to encourage sales of its products and improve customer satisfaction. As part of its focus on the sale of investment-oriented insurance products, the Company has emphasized a financial planning approach utilizing face-to-face presentations and seminar programs to address different client needs. In order to identify a favorable prospective client base, the Company has developed a system utilizing advanced demographic screening and telemarketing techniques. The Company also regularly delivers seminars focused on retirement planning to these prospective clients. During 1996, the Company delivered approximately 300 seminars nationally with an average of more than 60 attendees.

  The Company has also utilized its technological resources to support its marketing and client service initiatives in this segment. The Company has developed automated portfolio rebalancing capabilities and graphical quarterly report statements which are used to establish and monitor the desired mix of investments by individual contract and policyholder.

  According to 1996 A.M Best's Policy Reports, the Company is among the twenty largest writers of individual variable annuity contracts and of individual variable universal life insurance policies in the United States in 1995, based on statutory separate account premiums and deposits. Sales of variable products represented approximately 89.7%, 84.1% and 80.1% of this segment's statutory premiums and deposits in 1996, 1995 and 1994, respectively. From 1994 to 1996, income before taxes from this segment improved $62.0 million, from $14.2 million to $76.2 million. Statutory premiums and deposits, a common industry benchmark for sales achievement, totalled $1,616.9 million, $1,060.8 million and $1,063.3 million in 1996, 1995 and 1994, respectively.

 Products

  The following table reflects premiums and deposits on a statutory accounting practices ("SAP") basis, including universal life and investment-oriented contract deposits, for the segment's major product lines for the years ended December 31. For 1996 and 1995, Closed Block premiums and deposits have been combined on a line-by-line basis with premiums and deposits outside the Closed Block for comparability purposes. Receipts from various products are treated differently under GAAP and SAP. Under GAAP, universal life, variable universal life and annuity deposits are not included in revenues but are recorded directly to policyholder account balances.

                                                       1996     1995     1994
                                                     -------- -------- --------
   (IN MILLIONS)
   Statutory Premiums and Deposits
     Variable universal life........................ $  117.2 $   90.4 $   86.2
     Separate account annuities.....................  1,160.9    647.8    564.6
     General account annuities......................    147.9    128.8    173.5
     Retirement investment account annuities........     24.5     25.6     27.1
     Universal life.................................     71.6     77.2     93.0
     Traditional life...............................     61.9     59.1     86.8
     Individual health..............................     32.9     31.9     32.0
     Other..........................................      --       --       0.1
                                                     -------- -------- --------
       Total premiums and deposits.................. $1,616.9 $1,060.8 $1,063.3
                                                     ======== ======== ========

  While the Company continues to offer certain traditional insurance products, its current focus for new business in this segment is on the sale of variable products.

  Variable Products

  The Company's variable products offered through this segment include variable universal life insurance and variable annuities. The Company's variable universal life insurance products combine the flexible terms of the Company's universal life insurance policy with separate account investment opportunities. The Company also offers a variable joint life product through this segment. The Company's variable annuities offer the investment opportunities of the Company's separate accounts and provide a vehicle for tax-deferred savings. These products are sold pursuant to registration statements under the Securities Act or exemptions from registration thereunder.

  The Company seeks to achieve product distinction with respect to its variable products on the basis of quality and diversity of the separate account investment options underlying these products. The Company's variable universal life and annuity products offer a variety of account investment options with choices ranging from money market funds to international equity funds. The number of these investment options has increased, from 33 in 1994 to 60 in 1996, including those underlying the products sold through alternative distribution channels. For management of these separate accounts, the Company supplements its in-house expertise in managing fixed income assets with the equity management expertise of well-known mutual fund advisors, such as Fidelity Investments, as well as other independent management firms who specialize in the management of institutional assets. Additionally, the Company utilizes the services of an experienced investment consultant to the pension industry to assist it in the selection of these institutional managers and in the ongoing monitoring of their performance.

  Traditional Products

  Historically, the Company's primary insurance products offered in this segment were traditional life insurance products, including whole life, universal life and term life insurance, as well as fixed annuities, disability income policies and retirement plan funding products. Upon completion of the Company's demutualization in October 1995, a Closed Block of all existing traditional participating life and annuity policies was established for the payment of future benefits, policyholders' dividends and certain expenses and taxes relating to these policies. As a result of the Company's conversion to a stock life insurance company, participating policies are no longer offered. The Company ceased offering term life insurance in March 1995 and ceased offering its single premium fixed annuity product in the fourth quarter of 1995. In addition, the Company ceased offering its disability income products in January, 1996.

  The Company's universal life insurance product is an interest-sensitive product which offers flexibility in arranging the amount of insurance coverage, the premium level and the premium payment period. The Company also offers joint life products through this segment designed to meet estate planning needs. These products offer flexible premiums and benefits and cover two lives, with benefits paid at the first or second death, depending on the policy. In addition, the Company offers a funding vehicle for pension plans of small to medium-sized employers which provides both general account and separate account investment options.

 Distribution

  The Company's primary distribution channel for this segment is its national career agency sales force of 576 agents, housed in 24 general agencies located in or adjacent to most of the major metropolitan centers in the United States. Virtually all of these agents are licensed both as insurance agents and securities broker-dealers by the National Association of Securities Dealers ("NASD"), qualifying them to sell the full range of the Company's products. The Company has focused on improving the productivity and reducing the cost of its career agency system through performance-based compensation, higher performance standards for agency retention and agency training programs. As part of this strategy, the Company has decreased the number of agents from 800 at the end of 1994 to 576 at December 31, 1996. The Company also regularly conducts comprehensive financial planning seminars and face-to-face presentations to address different investment objectives of clients.

  The Company has established several alternative distribution channels for this segment's products utilizing independent broker-dealers and financial planners. Through these distribution channels, the Company has obtained access to over 260 distribution firms employing over 40,000 sales personnel. In addition, establishment of these channels has enabled the Company to offer a broader range of investment options through alliances with Delaware, Pioneer and Kemper mutual funds. During 1996, total statutory premiums and deposits from sales of variable annuities through these channels totalled $619.8 million, compared to $262.8 million in 1994.

 Underwriting

  Life insurance underwriting involves a determination of the type and amount of risk which an insurer is willing to accept and the price charged to do so. The Company's insurance underwriting standards for this segment attempt to produce mortality results consistent with the assumptions used in product pricing. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular risk profile and thereby allows competitive risk selection. Underwriting rules and guidelines are based on the mortality experience of the Company, as well as of the insurance industry and the general population. The Company also uses a variety of medical tests to evaluate certain policy applications, based on the size of the policy, the age of the applicant and other factors.

  The Company's product specifications are designed to prevent anti-selection. Mortality assumptions are thoroughly communicated and monitored. The underwriting department tracks the profitability indicators of business by each general agent, including the mix of business, percentage of substandard and declined cases and placement ratio. Ongoing internal underwriting audits, conducted at multiple levels, monitor consistency of underwriting requirements and philosophy. Routine independent underwriting audits conducted by its reinsurers have supported the Company's underwriting policies and procedures.

 Insurance Reserves

  The Company has established liabilities for policyholders' account balances and future policy benefits in the consolidated balance sheets included in the 1996 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference, to meet obligations on various policies and contracts. Policyholders' account balances for universal life and investment-type policies are equal to cumulative account balances: deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the basis of assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation), which are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration.

 Reinsurance

  Consistent with the general practice in the life insurance industry, the Company has reinsured portions of the coverage provided by this segment's insurance products with other insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. The Company maintains a gross reserve for reinsurance liabilities. The Company ceded approximately 2.8% of this segment's total statutory life insurance premiums in 1996.

  With respect to life policies of the Retail Financial Services segment, the Company has reinsurance agreements in place, established on an annual term, for both automatic and facultative reinsurance. Under automatic reinsurance, the reinsurer is automatically bound for up to three times the Company's retention, which currently is $2 million per life, with certain restrictions that determine the binding authority with the various reinsurers.

  For life policies greater than $8 million, the Company obtains facultative reinsurance. Prior to issuing facultative reinsurance, the facultative reinsurer reviews all of the underwriting information relating to the policies and reinsures on a policy by policy basis. Depending on the nature of the risk and the size of the policy, the facultative reinsurance could be provided by one company or several. The Company sometimes facultatively reinsures certain policies under $2 million which do not satisfy the Company's underwriting guidelines.

  The Company seeks to enter into reinsurance treaties with highly rated reinsurers. In 1996, the two largest reinsurers for life insurance in this segment, Connecticut General and St. Louis Re, represented 55.3% of this segment's life reinsurance ceded based upon statutory premium in that year. All of the reinsurers utilized by this segment have received an A.M. Best rating of "A- (Excellent)" or better (Best's Insurance Reports 1996 edition). The Company believes that it has established appropriate reinsurance coverage for this segment based upon its net retained insured liabilities compared to its surplus. Based on its review of its reinsurers' financial positions and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

  In 1995, the Company entered into two 100% coinsurance agreements. One was with Protective Life Insurance Company to reinsure its yearly renewable term business. The other was with American Heritage Life Insurance Company to reinsure its non-qualified payroll universal life business.

  The Company also obtains catastrophe reinsurance for life insurance in this segment through a catastrophe accident pool. The maximum pool reinsurance available per company is $50 million and the maximum pool reinsurance available for a single event is $125 million. Any amounts in excess of these limits are the responsibility of the company suffering the loss. Each participant in the pool pays a premium based on the share of claims paid by the pool. The Company's share of pool losses is approximately 2.5%. There have been three claims for which the Company's share was approximately $80,000 since the Company entered the pool on January 1, 1989. The pool is administered by Lincoln National, and approximately 125 companies currently participate.

  For its disability income coverages, the company purchases reinsurance for 100% of coverage over a specified retention, generally between $1,000 and $5,000 per month, per policy. This coverage is provided by Lincoln National, Mercantile and General Life Reassurance Company of America, and North American Reassurance Company, depending on the dates policies are or were issued. In 1995, the Company entered into a 100% coinsurance agreement with Protective Life Insurance Company for the Company's yearly renewable term life insurance.

 Competition

  There is strong competition among insurance companies seeking clients for the types of insurance, annuities and investment products sold by the Company in this segment. As of December 31, 1996, there were over 1,700 companies that offer life insurance in the United States, most of which offer one or more products similar to those offered by the Company. In some cases these products are offered through similar marketing techniques. In addition, the Company may face additional competition from banks and other financial institutions should current regulatory restrictions on the sale of insurance and securities by these institutions be repealed.

  The Company believes that, based upon its extensive experience in the market, the principal competitive factors affecting the sale of its life insurance and related investment products are price, financial strength and claims-paying ratings, size and strength of agency force, range of product lines, product quality, reputation and name recognition, value-added service and, with respect to variable insurance and annuity products, investment management performance of the underlying separate accounts. Accordingly, management believes that the Company's strong financial strength and claims-paying ratings, the quality and diversity of the separate accounts underlying its investment-based products, the NASD licensing of approximately ninety-five percent (95%) of its agents and its reputation in the insurance industry enable it to compete effectively in the markets in which it operates.

INSTITUTIONAL SERVICES

 General

  The Company has historically offered plan design, investment and participant recordkeeping services to defined benefit and defined contribution retirement plans of corporate employers and sold GICs and annuities to corporate retirement plans. The Company conducts its operations in this segment through FAFLIC and its subsidiaries. For the year ended December 31, 1996, this segment accounted for approximately $266.7 million, or 8.1%, of consolidated revenues, and income before taxes of $52.8 million, or 15.9%, of consolidated income before taxes.

  The Company provides consulting and investment services to defined benefit and defined contribution retirement plans of corporate employers, as well as the sale of group annuities to corporate pension plans. The Company also offers participant recordkeeping and administrative services to defined benefit retirement plans. The Company provides administration and recordkeeping for approximately 553 qualified pension and profit sharing plans which have assets totaling $2.5 billion and cover approximately 105,000 participants. To address the decrease in the market for defined benefit plans sponsored by employers, the Company has focused on increasing sales to defined contribution plans, targeting plans with 25 to 1,500 participants. Based upon internal studies, management believes the size of this market provides the greatest opportunity in this line of business. In addition, the Company provides investment only plan services to approximately 210 plans with aggregate assets under management of $1.1 billion.

  Since late 1995, the Company has offered its products for sale directly at the worksite through trained and licensed sales representatives. By using education and personalized consulting to increase employee purchases, the Company seeks to lower acquisition costs and increase employee participation levels.

  In March 1995, the Company entered into an agreement with TSSG, a subsidiary of First Data Corporation, pursuant to which the Company sold its mutual fund processing business and agreed not to engage in this business for four years after closing. In 1996, the Company received a non-recurring $4.8 million contingent payment related to this sale.

 Products and Services

  Retirement Plan Products and Services

  Through the Institutional Services segment, the Company offers defined contribution and defined benefit retirement plan investment options, as well as compliance support, asset allocation services and actuarial benefit calculations. The Company also offers full service recordkeeping for defined benefit retirement plans. Participants in defined contribution plans serviced by the Company have the option to invest their contributions to the plan in the Company's general account or choose from one of the Company's separate account investment options. The Company targets plans covering 25 to 1,500 employees. The Company also offers annuity products to retiring participants in serviced defined benefit plans and to fund terminating benefit plans.

  Historically, the Company offered two types of Guaranteed Investment Contracts, or GICs. One is the traditional GIC; the other is the synthetic GIC. The traditional GIC provides a fixed guaranteed interest rate and fixed maturity for each contract. Some of the traditional GICs provide for a specific lump sum deposit and no withdrawals prior to maturity. Other traditional GICs allow for window deposits and/or benefit-sensitive withdrawals prior to maturity, for which the Company builds an additional risk charge into the guaranteed interest rate. The synthetic GIC is similar to the traditional GIC, except that the underlying investments are generally held and managed by a third party, in accordance with specific investment guidelines, and the Company periodically resets the guaranteed interest rate for in-force funds, based on the actual investment experience of the funds.

  In 1996, total traditional GIC sales were less than $10.0 million, and total synthetic GIC sales were less than $20.0 million. These amounts are immaterial to the Company's operating income. The low volume of new GIC business reflects the reduced focus on these products since the reduction of the Company's financial strength ratings in 1995. Management believes that due to the reduced ratings, it is currently not economical for the Company to compete in this market.

  Other Services

  The Company also offers telemarketing services through this segment which utilize experienced telemarketing management and program execution. The Company offers these services to retail and financial clients.

 Distribution

  The Company distributes retirement products through a dedicated salesforce that sells directly to customers and through intermediaries. In addition to the Home Office, the Company maintains seven regional sales and service offices located in strategic financial markets.

 Competition

  The principal competitive factors in the Company's retirement services provided to defined benefit and defined contribution customers are price, fund performance, and the ability to provide high quality service. Competition comes from other insurance companies, mutual fund companies and banks. The sector of the retirement services market in which the Company most often competes is the market for small to medium plans that desire a full spectrum of investment and recordkeeping services. In March 1995, the recordkeeping function was outsourced to a third party administrator.

INVESTMENT PORTFOLIO

 General

  At December 31, 1996, the Company managed $9.9 billion of investment assets, including $772.7 million of investment assets in the Closed Block. These investments are generally of high quality and broadly diversified across asset classes and individual investment risks. The major categories of investment assets are: fixed maturities, which includes both investment grade and below investment grade public and private debt securities; equity securities; mortgage loans, principally on commercial properties; real estate, which consists primarily of investments in commercial properties; policy loans and other long-term investments. The remainder of the investment assets is comprised of cash and cash equivalents.

  Management has an integrated approach to developing an investment strategy for the Company that maximizes income, while incorporating overall asset allocation, business segment objectives, and asset/liability management tailored to specific insurance or investment product requirements. The Company's integrated approach and the execution of the investment strategy is founded upon a value orientation. The Company's investment professionals seek to identify undervalued securities in the markets through extensive fundamental research and credit analysis. Management believes this research-driven, value orientation is a key to achieving the overall investment objectives of producing superior rates of return, preserving capital, and meeting the financial goals of the Company's business segments.

  The appropriate asset allocation for the Company (the selection of broad investment categories such as fixed maturities, equity securities, mortgages and real estate) is determined by management initially through a process that focuses overall on the types of businesses in each segment that the Company engages in and the level of surplus (net worth) required to support these businesses. Next, at the segment level, asset classes are selected to produce cash flows and have maturities which match product requirements.

  At the segment level, the Company has developed an asset/liability management approach tailored to specific insurance, investment product, and income objectives. The investment assets of the Company are then managed in over 33 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, management develops investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Specific investments frequently meet the requirements of, and are acquired by, more than one investment portfolio (or investment segment of the general account of FAFLIC or AFLIAC, with each investment segment holding a pro rata interest in such investments and the cash flows therefrom). Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and its exposure to individual borrowers, industries, sectors, and, in the case of mortgages and real estate, property types and geographic locations. In 1996, management made further investments in fixed maturities with lower credit quality and longer durations, as well as incremental investments in limited partnerships, to meet income objectives. All investments are subject to diversification requirements under insurance laws.

  Consistent with this management approach, portfolio managers maintain close working relationships with the managers of related product lines within the Regional Property and Casualty, Corporate Risk Management Services, Retail Financial Services, Institutional Services, and Allmerica Asset Management segments. Changes in the outlook for investment markets or the returns generated by portfolio holdings are reflected as appropriate on a timely basis in the pricing of the Company's products and services.

RATING AGENCIES

  Insurance companies are rated by rating agencies to provide both industry and participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims.

  Hanover received an A.M. Best financial condition rating of A (Excellent) in 1996. Citizens has received an A.M. Best financial condition rating of A+ (Superior) in each year since 1968. FAFLIC and AFLIAC received A.M. Best financial condition ratings of A (Excellent) in 1996 (Best's Insurance Reports, 1996 edition).

  FAFLIC was given a Duff & Phelps claims-paying ability rating of AA (Very
High) in September 1996 (Duff & Phelps Credit Rating Company, September 1996).

  FAFLIC and AFLIAC were given Moody's financial strength ratings of A1 (Good) in September 1996 (Moody's Investment Credit Reports, September 1996).

  In September 1996, FAFLIC and AFLIAC received S&P claims-paying ability ratings of A+ (Good). Hanover, together with its subsidiaries, including Citizens Insurance, was given an AA- (Excellent) S&P claims-paying ability rating (Standard & Poor's Insurance Rating Analysis, September, 1996).

  Management believes that its strong ratings are important factors in marketing the products of its insurance companies to its agents and customers, since rating information is broadly disseminated and generally used throughout the industry. Insurance company ratings are assigned to an insurer based upon factors relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security.

EMPLOYEES

  The Company has approximately 6,800 employees located throughout the country. Management believes relations with employees and agents are good.

                                    ITEM 2

                                  PROPERTIES

  The Company's headquarters are located at 440 Lincoln Street, Worcester, Massachusetts and consist primarily of approximately 727,000 square feet of office and conference space owned in fee and include the headquarters of Hanover.

  Citizens Insurance owns its home office, located at 645 W. Grand River, Howell, Michigan, which is approximately 119,000 square feet. Citizens also owns a three-building complex located at 808 North Highlander Way, Howell, Michigan, with 155,000 square feet, where various business operations are conducted.

  The Company leases office space for its sales force throughout the United States. The leased property houses agency offices and group insurance sales offices. Hanover also leases offices throughout the country for its field employees.

  The Company believes that its facilities are adequate for its present needs in all material respects.

                                    ITEM 3

                               LEGAL PROCEEDINGS

  Reference is made to Note 20 on page 75 of the Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

 MAINE WORKERS COMPENSATION RESIDUAL MARKET POOL

  On June 23, 1995, the governor of Maine approved a legislative settlement for the Maine Workers' Compensation Residual Market Pool deficit for the Years 1988 through 1992. The settlement provides for an initial funding of $220.0 million toward the deficit. The insurance carriers were liable for $65.0 million and employers would contribute $110.0 million payable through surcharges on premiums over the course of the next ten years. The major insurers are responsible for 90% of the $65.0 million. Hanover's allocated share of the settlement is approximately $4.2 million, which was paid in December 1995. The remainder of the deficit of $45.0 million will be paid by the Maine Guaranty Fund, payable in quarterly contributions over ten years. A group of smaller carriers filed litigation to appeal the settlement. The Company believes that adequate reserves have been established for any additional liability.

 ALLMERICA P&C AND AFC MERGER

  Shortly after AFC publicly disclosed its proposal regarding the Merger, three separate stockholders of Allmerica P&C, Leslie Susser, Harbor Finance Partners and William A. Kass, IRA-Simplified Employee Pension, filed lawsuits in the Delaware Chancery Court against AFC, Allmerica P&C and the directors of Allmerica P&C and the directors of AFC who are also on the board of directors of Allmerica P&C (the "Delaware Actions"). An additional lawsuit challenging the Merger was filed by another stockholder of Allmerica P&C, Daniel Bruno, in the Worcester County (Massachusetts) Superior Court (the "Massachusetts Action" and , together with the Delaware Actions, the "Actions"). The named plaintiff in each of the Actions purports to maintain each individual action as a class action on behalf of the public stockholders of Allmerica P&C (excluding AFC, Allmerica P&C and the other defendants and any person, firm, trust, corporation or any other entity related to or affiliated with any of the defendants) (the "Public Stockholders"). In each of the Actions, the plaintiff alleged that under the terms of the proposed Merger AFC would acquire the Allmerica P&C Common Stock at a price that is substantially below the fair price of such stock and that certain officers and/or directors of AFC and/or Allmerica P&C breached fiduciary duties owed to Allmerica P&C and the Public Stockholders in connection with the proposed Merger. The plaintiffs sought injunctive relief prohibiting AFC from completing the Merger or, in the alternative, compensatory damages. On February 19, 1997, the parties to the Delaware Actions executed a Memorandum of Understanding (the "MOU") memorializing an agreement-in-principle to settle the Delaware Actions. Under the terms of the MOU, the parties to the Delaware Action have agreed to use their best efforts to execute and present to the Delaware Chancery Court on or before April 30, 1997, a formal Stipulation of Settlement. In the event that the Delaware Chancery Court approves the proposed settlement, it is anticipated that the Delaware Actions will be dismissed with prejudice as to the individual plaintiffs and the class of Public Stockholders. In connection with the MOU, AFC and Allmerica P&C have agreed that they will not oppose an application to the court by plaintiffs' counsel for an aggregate award of attorneys' fees and expenses in an amount not to exceed $995,000.00.

 SALES PRACTICES

  A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances. The Company and its subsidiaries, like other life and health insurers, from time to time are involved in such litigation. Although the outcome of any litigation cannot be predicted with certainty, to date, no such lawsuit has resulted in the award of any material amount of damages against the Company.

  In December 1996, the Company received notice from the Securities and Exchange Commission (the "Commission") that it would be conducting a limited inspection concerning the Company's marketing and sales practices associated with variable insurance products. The Commission requested that certain information be provided to it by the Company, which the Company promptly complied with. No litigation has been instituted, nor has the Commission initiated any further action with respect to this matter.

 OTHER

  The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company's consolidated financial statements.

                                    ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

                                    ITEM 5

                   MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED SHAREHOLDER MATTERS

  Reference is made to the "Shareholder Information" on page 78 of the 1996 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference, which displays (i) the principal market for the common stock of AFC, (ii) the frequency and amount of dividends paid thereon during such period, and (iii) the approximate number of holders of common shares as of February 28, 1997.

  Dividends by the Company are funded from dividends paid to the Company from FAFLIC, which are subject to restrictions imposed by state insurance laws and regulations with respect to dividends paid to the Company. Reference is made to "Liquidity and Capital Resources" on pages 48-49 of Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 13 on page 70 of the Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

  The payment of future dividends, if any, on the Company's Common Stock will be a business decision made by the Board of Directors from time to time based upon the results of operations and financial condition of the Company and such other factors as the Board of Directors considers relevant.

                                    ITEM 6

                            SELECTED FINANCIAL DATA

  Reference is made to the "Five Year Summary of Selected Financial Highlights" on page 31 of the 1996 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32-49 of the 1996 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to the Consolidated Financial Statements on pages 51-54 and the accompanying Notes to Consolidated Financial Statements on pages 55-76 of the 1996 Annual Report to Shareholders which meet the requirements of Regulation S-X, and which include a summary of quarterly results of consolidated operations (see Note 22 of Notes to Consolidated Financial Statements--page 76), which is incorporated herein by reference.

                                    ITEM 9

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

                                    ITEM 10

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

  Set forth below is biographical information concerning the directors of the Company.

MICHAEL P. ANGELINI, 54
 Director since February 1995
 Chairman, Audit Committee

  Mr. Angelini has been a Director of AFC since February 1995, of FAFLIC from August 1984 to April 1996, and of Allmerica P&C since August 1992. He served as a Director of Hanover from December 1991 through December 1992. Mr. Angelini is a partner at the law firm of Bowditch & Dewey, with which he has been associated since 1968, and is a Director of Flagship Bank & Trust Company.

DAVID A. BARRETT, 69
 Director since February 1995
 Audit Committee

  Mr. Barrett has been a Director of AFC since February 1995, of FAFLIC from March 1976 to April 1996, of Allmerica P&C since August 1992 and of Hanover from December 1991 to December 1992. Mr. Barrett was executive director of Worcester Memorial Hospital, Inc. from 1968 until January 1983, and served as President and Chief Executive Officer of that organization until October 1988. Mr. Barrett served as President and Chief Executive Officer of Medical Center of Central Mass., Inc. from October 1988 to April 1992, and currently is a consultant to that organization, now known as Memorial Health Care.

GAIL L. HARRISON, 49
 Director since February 1995

  Ms. Harrison has been a Director of AFC since February 1995, of FAFLIC from March 1986 to April 1996, of Allmerica P&C since August 1992, and of Hanover from December 1991 to December 1992. Since February 1981, Ms. Harrison has been affiliated with The Wexler Group (formerly Wexler, Reynolds, Harrison & Shule, Inc.), a government relations consulting firm.

ROBERT P. HENDERSON, 65
 Director since September 1996

  Mr. Henderson has been a Director of AFC since September 1996. Mr. Henderson has been the Chairman of Greylock Management Corporation, a venture capital firm, since 1983. Mr. Henderson is also a Director of Cabot Corporation and Filenes Basement, a Trustee of the Museum of Fine Arts in Boston, Massachusetts, and a Member of Corporation of the New England Deaconess Hospital. Mr. Henderson is a former Chairman of the Federal Reserve Bank of Boston.

J. TERRENCE MURRAY, 57
 Director since February 1995

  Mr. Murray has been a Director of AFC since February 1995 and of FAFLIC from January 1992 to April 1996. Mr. Murray is the Chairman, President and Chief Executive Officer of Fleet Financial Group, Inc., a bank holding company, where he has been employed since July 1962. Mr. Murray is also a Director of A.T. Cross Co., a writing instrument company, and CVS Corporation, a drugstore chain.

ROBERT J. MURRAY, 55
 Director since May 1996

  Mr. Murray has been a Director of AFC since May 1996. He has been Chairman, President and Chief Executive Officer of New England Business Service, Inc. ("NEBS"), a supplier of business forms, since December 1995 and has served on the Board of Directors of NEBS since 1991. Prior to joining NEBS, Mr. Murray was employed by The Gillette Company, Inc. ("Gillette"), a manufacturing company, beginning in 1961. He served as a Corporate Vice President of Gillette beginning in 1987 and as the Executive Vice President of Gillette's North Atlantic Group from January 1991 to December 1995. Mr. Murray is also a Director of North American Mortgage Company, LoJack Corporation and Fleet National Bank, as well as a Trustee of Boston College.

JOHN F. O'BRIEN, 53
 Director, Chief Executive Officer and President of the Company since February 1995

  Mr. O'Brien has been a Director, Chief Executive Officer and President of AFC since February 1995. He has also served as a Director, Chief Executive Officer and President of FAFLIC since August 1989. In addition to his positions with AFC and FAFLIC, Mr. O'Brien has served as a Director, President and Chief Executive Officer of Allmerica P&C since August 1992, and has been a Director of Hanover since September 1989, Citizens Insurance since March 1992 and Citizens, for which he also serves as Chief Executive Officer, since December 1992. Mr. O'Brien is also a trustee or director and executive officer of Allmerica Investment Trust, Allmerica Securities Trust, and Allmerica Funds. Additionally, Mr. O'Brien is a director and/or holds offices at various other non-public FAFLIC affiliates including SMA Financial Corp. and AFLIAC. Mr. O'Brien also currently serves as a Director of The TJX Companies, Inc., an off-price family apparel retailer, ABIOMED, Inc., a medical device company, Cabot Corporation, a diversified specialty chemicals and materials and energy company, The Life Insurance Association of Massachusetts, and The American Council of Life Insurance. He also currently serves as a member of the executive committee of the Mass Capital Resource Company, a Massachusetts investment partnership. Prior to joining FAFLIC, Mr. O'Brien served as an officer of FMR Corp., the parent company of various financial services companies in the Fidelity Group and a director and/or an executive officer at various other of FMR Corp.'s affiliates.

JOHN L. SPRAGUE, 66
 Director since February 1995
 Audit Committee

  Mr. Sprague has been a Director of AFC since February 1995 and of FAFLIC from September 1972 to April 1996. Mr. Sprague has been President of John L. Sprague Associates, Inc., a consulting company for technology companies, since January 1988. He served as President and Chief Executive Officer of Sprague Electric Company, a semiconductor company, from December 1980 to January 1988. Mr. Sprague is also a Director of Aerovox Corp., a manufacturing company, Sipex Corporation and California MicroDevices Corporation, an electronic components manufacturer.

ROBERT G. STACHLER, 67
 Director since February 1995
 Compensation Committee

  Mr. Stachler has been a Director of AFC since February 1995, of FAFLIC from March 1978 to April 1996, of Allmerica P&C since August 1992, and of Hanover from April 1990 to December 1992. Mr. Stachler has been a partner at the law firm of Taft, Stettinius & Hollister since 1964.

HERBERT M. VARNUM, 59
 Director since February 1995
 Compensation Committee

  Mr. Varnum has been a Director of AFC since February 1995, of FAFLIC from March 1979 to April 1996, of Allmerica P&C since August 1992, and of Hanover from December 1991 through December 1992. Mr. Varnum was employed by Quabaug Corporation, a manufacturing company, beginning in 1960 and served as President and Chief Executive Officer from 1982 to 1989, and as Chairman and Chief Executive Officer from January 1990 until his retirement in June 1995.

RICHARD M. WALL, 68
 Director since February 1995
 Compensation Committee

  Mr. Wall has been a Director of AFC since February 1995, of FAFLIC from March 1986 to April 1996, of Allmerica P&C since August 1992, and of Hanover from December 1991 through December 1992. Mr. Wall has been General Counsel and assistant to the Chairman and Chief Executive Officer of FLEXcon Company, Inc., a plastics manufacturing company, since November 1985.

EXECUTIVE OFFICERS OF THE REGISTRANT

JOHN F. O'BRIEN, 53
 Director, Chief Executive Officer and President of the Company since February 1995

  See biography under "Directors of the Registrant" above.

BRUCE C. ANDERSON, 53
 Vice President of the Company since February 1995

  Mr. Anderson has been Vice President of AFC since February 1995 and Vice President of Allmerica P&C and Citizens since March 1997. Mr. Anderson has been employed by FAFLIC since 1967 and has been Vice President of FAFLIC since October 1984.

RICHARD J. BAKER, 65
 Vice President and Secretary of the Company since February 1995

  Mr. Baker has been Vice President and Secretary of AFC since February 1995, Vice President and Assistant Secretary of FAFLIC since 1973 and April 1996, respectively, and has been employed by FAFLIC since 1959. He has served as Assistant Secretary of Allmerica P&C since October 1992, Vice President and Secretary of Allmerica P&C since May 1995, and as Vice President and Secretary of Citizens since September 1993 and January 1993, respectively. Mr. Baker has also served as Vice President of AFLIAC since January 1982 and as Director from June 1993 to April 1996. In addition, Mr. Baker is a director and/or executive officer at various other non-public affiliates.

JOHN P. KAVANAUGH, 42
 Vice President and Chief Investment Officer of the Company since 1996

  Mr. Kavanaugh has been Vice President and Chief Investment Officer of AFC since September 1996, has been employed by FAFLIC since 1983, and has been Vice President of FAFLIC since December 1991 and Vice President of AFLIAC since January 1992. Mr. Kavanaugh has also served as Director and Chief Investment Officer of FAFLIC, Hanover, Citizens Insurance and AFLIAC since August 1996, and Vice President and Chief Investment Officer of Allmerica P&C and Citizens since September 1996. Mr. Kavanaugh is also a director and/or executive officer at various other non-public affiliates.

JOHN F. KELLY, 58
 Vice President and General Counsel of the Company since February 1995

  Mr. Kelly has been Vice President, General Counsel and Assistant Secretary of AFC since February 1995, has been employed by FAFLIC since July 1968, and has been Senior Vice President and General Counsel of FAFLIC since February 1986. In addition to his positions with AFC and FAFLIC, Mr. Kelly has been Vice President and General Counsel of Allmerica P&C since August 1992, Assistant Secretary of Allmerica P&C since May 1995, Assistant Secretary of Citizens since December 1992, and Vice President, General Counsel and Assistant Secretary of Citizens since September 1993. Mr. Kelly was Secretary of Allmerica P&C from August 1992 to May 1995. Mr. Kelly has been a Director of AFLIAC since October 1982 and is a director and/or executive officer at various other non-public affiliates.

J. BARRY MAY, 49
 Vice President of the Company since February 1997

  Mr. May has been Vice President of AFC since February 1997, Vice President of Allmerica P&C and President of Hanover since September 1996 and Vice President of Citizens since March 1997. He has been a Director of Hanover and Citizens Insurance since September 1996. Mr. May served as Vice President of Hanover from May 1995 to September 1996, as Regional Vice President from February 1993 to May 1995 and as a General Manager of Hanover from June 1989 to May 1995. Mr. May has been employed by Hanover since 1985.

JAMES R. MCAULIFFE, 52
 Vice President of the Company since February 1995

  Mr. McAuliffe has been Vice President of AFC from February 1995 through December 1995 and since February 1997, Vice President of Allmerica P&C since August 1992, a Director of Allmerica P&C from August 1992 through December 1994, a Director and Vice President of Citizens since December 1992, and a Director of AFLIAC from April 1987 through May 1995 and since May 1996. Mr. McAuliffe has been President of Citizens Insurance since December 1994. Mr. McAuliffe has been employed by FAFLIC since 1968, and served as Vice President and Chief Investment Officer of FAFLIC from November 1986 through December 1994. Mr. McAuliffe also served as Vice President and Chief Investment Officer of Allmerica P&C from August 1992 through December 1994, and Vice President and Chief Investment Officer of AFLIAC from December 1986 through May 1995. Additionally, Mr. McAuliffe is a director and/or executive officer at various other non-public affiliates.

EDWARD J. PARRY, III, 37
 Vice President and Treasurer of the Company since February 1995
 Chief Financial Officer of the Company since December 1996

  Mr. Parry has been Chief Financial Officer of AFC since December 1996. He has also been Vice President and Treasurer of AFC since February 1995. He has served as Chief Financial Officer of FAFLIC, AFLIAC, Allmerica P&C, Hanover, Citizens and Citizens Insurance since December 1996 and as Vice President and Treasurer of FAFLIC, AFLIAC, Allmerica P&C and Hanover since February 1993 and of Citizens since September 1993 and December 1992, respectively. Mr. Parry is also a director and/or executive officer at various other non-public affiliates. Prior to joining FAFLIC in July 1992, Mr. Parry was employed by the accounting firm of Price Waterhouse from July 1987 through July 1992.

RICHARD M. REILLY, 58
 Vice President of the Company since February 1997

  Mr. Reilly has been Vice President of AFC and FAFLIC since February 1997 and November 1990, respectively, and Vice President of Allmerica P&C and Citizens since March 1997. He has also been a Director and Vice President of AFLIAC since November 1990 and President and Chief Executive Officer of AFLIAC since August 1995. Mr. Reilly was Vice President of AFC from February 1995 through December 1995.

Additionally, Mr. Reilly has been the President of Allmerica Investment Trust, Allmerica Funds, and Allmerica Securities Trust, each a registered investment company, since February 1991, April 1991 and February 1991, respectively. Mr. Reilly is also a director and/or holds an executive office at various other non-public affiliates. Prior to his affiliation with FAFLIC, he was executive officer of Fidelity Management and Research Company from 1969 to 1987 and Oppenheimer Capital from 1987 to 1990.

LARRY C. RENFRO, 46
 Vice President of the Company since February 1997

  Mr. Renfro has been a Vice President of AFC and FAFLIC since February 1997 and April 1990, respectively, and Vice President of Allmerica P&C and Citizens since March 1997. He has served as Director, President and Chief Executive Officer of 440 Financial Group of Worcester, Inc. (a former subsidiary of FAFLIC) from May 1990 to March 1995. Mr. Renfro has also served as Vice President of Allmerica P&C from October 1992 through December 1995 and as Vice President of AFC from February 1995 through December 1995. From August 1989 through March 1990, Mr. Renfro was an Executive Vice President at State Street Bank & Trust Company. From March 1988 through July 1989, Mr. Renfro served as President and Chief Executive Officer of Boston Financial Data Services, Incorporated, a subsidiary of State Street Bank & Trust Company. From April 1981 through March 1988, Mr. Renfro held various executive offices at Fidelity Investments, including Managing Director of Fidelity Management & Research Company. Mr. Renfro is currently a Director of LoJack Corporation, a manufacturer of anti-theft systems.

ERIC A. SIMONSEN, 51
 Vice President of the Company since February 1995

  Mr. Simonsen has been Vice President of AFC since February 1995. He has been a Director and Vice President of APY since August 1992, of Citizens since December 1992 and of AFLIAC since September 1990. He has served as Vice President and as a Director of FAFLIC since September 1990 and April 1996, respectively. Mr. Simonsen has been President of Allmerica Service Company, Inc. since December 1996. Mr. Simonsen was Chief Financial Officer of AFC from February 1995 to December 1996, of FAFLIC and AFLIAC from September 1990 to December 1996, of Allmerica P&C from August 1992 to December 1996 and of Citizens from December 1992 to December 1996. Mr. Simonsen is also a director and/or executive officer at various other non-public affiliates. From April 1987 to September 1990, Mr. Simonsen served as a Principal and Chief Financial Officer of The Lincoln Group, Inc., a privately owned group of manufacturing companies.

PHILLIP E. SOULE, 47
 Vice President of the Company since February 1997

  Mr. Soule has been Vice President of AFC, Citizens, and FAFLIC since February 1997, March 1997 and February 1987, respectively, and of Allmerica P&C since September 1996. He was Vice President of AFC from February 1995 through December 1995. Mr. Soule has been employed by FAFLIC since 1972 in various capacities.

                                    ITEM 11

                            EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth all plan and non-plan compensation awarded to, earned by, or paid to the Chief Executive Officer of AFC, and the four other most highly compensated executive officers of AFC (collectively, the "Named Executive Officers"). Because AFC is a holding company, it does not pay any compensation to its executive officers. The Named Executive Officers, unless otherwise indicated, receive compensation in their capacities as executive officers of FAFLIC, which is then reimbursed, in accordance with AFC's policy and intercompany service agreements, by its various subsidiaries for services rendered to such subsidiaries.

                                                          LONG-TERM
                                ANNUAL COMPENSATION      COMPENSATION
                            ---------------------------- ------------
                                                  OTHER
                                                 ANNUAL      LTIP     ALL OTHER
                                                 COMPEN-     PAY-      COMPEN-
       NAME AND                          BONUS   SATION      OUTS      SATION
  PRINCIPAL POSITION   YEAR SALARY ($)  ($)(1)   ($)(2)     ($)(3)     ($)(4)
  ------------------   ---- ---------- --------- ------- ------------ ---------
John F. O'Brien....... 1996  850,000   1,816,000 109,422   500,000     120,227
President and Chief    1995  775,000     775,000 109,422   250,000     120,227
Executive Officer      1994  725,000     400,000 132,922         0     161,402
Larry C. Renfro....... 1996  370,000     667,609  11,275   160,000       4,500
Vice President         1995  340,000     390,150  17,070   200,000           0
                       1994  340,000      95,000  10,250   240,000      21,420
Eric A. Simonsen...... 1996  370,000     406,436  12,215   160,000       4,500
Vice President         1995  305,000      99,430  18,492   210,000       4,500
                       1994  305,000      81,282     --    260,000      19,215
Phillip E. Soule...... 1996  295,000     254,991   6,577   120,000       4,500
Vice President         1995  265,000      85,993   9,958   120,000       4,500
                       1994  245,000      91,508   3,208   140,000      15,435
Richard M. Reilly..... 1996  270,000     256,893   7,517   120,000       4,500
Vice President         1995  210,000      58,380   8,463   130,000       4,500
                       1994  210,000      74,760     --    130,000      13,230

--------
(1) Amounts shown for 1996 include the following special bonus payments, discussed in more detail in the Compensation Committee Report, which payments are intended by the Company to facilitate the purchase of AFC common stock by the executive officers in 1997: $1,000,000 for Mr. O'Brien, $150,000 for Mr. Renfro, $250,000 for Mr. Simonsen, $150,000 for Mr. Soule and $150,000 for Mr. Reilly. All other amounts shown are bonuses earned pursuant to FAFLIC's Incentive Compensation Plan, except with respect to the amounts reported for Mr. Renfro in 1996 and 1995, which also include payments of $335,384 and $255,000, respectively, in connection with the sale of FAFLIC's mutual fund servicing business, discussed below.
(2) The amounts shown reflect the payment of taxes in the amount of $109,422 in 1996, $109,422 in 1995 and $109,850 in 1994 in connection with the payment by FAFLIC of a life insurance premium on behalf of Mr. O'Brien. All other amounts shown include interest earned on long-term incentive compensation paid, or deferred at the election of the Named Executive Officer, in the respective year. No Named Executive Officer received any perquisites or other personal benefits from any source for his services to FAFLIC or any subsidiary with an aggregate value exceeding the lesser of $50,000 or 10% of cash compensation.
(3) Amounts shown include installment payments vesting and received by the Named Executive Officers in the respective year pursuant to awards which were earned in 1992, 1993, 1995 and 1996 under FAFLIC's Long-Term Performance Unit Plan (the "Long-Term Performance Plan"). No such cash amounts were earned in 1994 by the Named Executive Officers in respect of units granted under the Long-Term Performance Plan with values determinable based on FAFLIC's surplus level at the end of 1994.

(4) Amounts shown include $4,500 paid to each of the Named Executive Officers by FAFLIC during 1996 in the form of employer contributions to each Named Executive Officer's 401(k) and related post-retirement accounts pursuant to FAFLIC's 401(k) Matched Savings Plan ("Matched Savings Plan") (in effect beginning in 1995) (except amounts contributed on behalf of Messrs. O'Brien and Reilly in 1996, which are attributable to the Executive Non-Qualified Retirement Plan) as well as pursuant to FAFLIC's Excess Benefit Retirement Plan ("Excess Benefit Plan") as described more fully below. The amount shown for Mr. O'Brien in 1996 also reflects the payment by FAFLIC of a life insurance premium of $115,727.

OPTION GRANTS

  The Company maintains a long-term stock incentive plan pursuant to which stock options covering shares of the Company's Common Stock may be granted to key employees.

  In 1996, the Company did not grant any options to the Named Executive
Officers.

LONG-TERM INCENTIVE AWARDS

  Neither the Company nor FAFLIC made any awards to Named Executive Officers under the Long-Term Performance Plan in 1996.

EMPLOYMENT AGREEMENTS AND NON-SOLICITATION AGREEMENTS

  In connection with the sale of FAFLIC's mutual fund servicing business to The Shareholder Services Group, Inc. ("TSSG") and related transactions in March 1995, and in consideration of the agreement by Mr. Renfro not to engage in this business for four years, AFC agreed to pay Mr. Renfro (i) a one-time bonus payment of $350,000 in 1995 ($95,000 of which represents a payment under FAFLIC's Incentive Compensation Plan in respect of his 1994 performance), and
(ii) annual contingent payments based upon the prospective performance of the businesses sold or assigned in the TSSG transactions for four years with certain guaranteed minimum payments up to a maximum aggregate amount for four years of $3.7 million. The agreement also provides that, in the event Mr. Renfro is terminated without cause, he will receive $25,000 per month until March 31, 1998 plus $600,000 (less any contingent payments made under (ii) above). In the event of any such termination without cause, the agreement provides that Mr. Renfro would be subject to confidentiality and non-competition restrictions during the payment period.

  As of December 31, 1996, substantially all of the Company's executive officers had entered into non-solicitation agreements ("Non-Solicitation Agreements") with the Company. The Non-Solicitation Agreements provide that, during employment and for a period of two years after termination, the executive officer will not recruit or solicit, attempt to induce, or assist or encourage others to recruit or solicit, any employee, agent or broker of the Company to terminate employment with the Company. The Non-Solicitation Agreements prohibit the executive officers from soliciting the business or patronage of any policyholders or existing or prospective clients, customers or accounts of the Company that were contacted, solicited or served while the executive officer was employed by the Company. Finally, the Non-Solicitation Agreements provide that all proprietary information relating to the Company's business and all software, works of authorship and other developments created during employment by the Company are the sole property of the Company.

EMPLOYMENT CONTINUITY PLAN

  In December 1996 the AFC Board of Directors voted to adopt the Allmerica Financial Corporation Employment Continuity Plan (the "Employment Continuity Plan"). The purposes of the Employment Continuity Plan are (i) to secure senior management's objectivity and ensure focus on behalf of shareholder interest in the event of actions or occurrences that could lead to a Change of Control, and (ii) to ensure, in the event of a Change in Control resulting in payment under the Employment Continuity Plan, that senior management does not compete in the business of the Company, solicit Company employees or disclose any confidential or propriety information of the Company. The Employment Continuity Plan is administered by the AFC Board of Directors. All of the Named Executive Officers were named as participants in the Employment Continuity Plan at its adoption.

  In the event of a Change in Control (defined below) of the Company and subsequent involuntary termination of a participant within a two year period after the Change in Control, or voluntary termination of the participant in the 13th month after a Change in Control, the Employment Continuity Plan authorizes the payment of specified benefits to eligible participants. These include a lump-sum cash payment equal to a Multiplier (defined below) times a participant's base salary, average bonus for the preceding three years, and the amount that would be credited under a cash balance pension plan sponsored by the Company or its affiliates. The Multiplier is three (3) for the Chief Executive Office and two (2) for all other participants. Additionally, the Employment Continuity Plan provides for continued coverage under the health and welfare benefit plans sponsored by the Company and its affiliates, the lump-sum actuarial equivalent for grandfathered benefits earned under the retirement plan for "transition group" employees for the number of years commensurate with the Multiplier, 75% of a participant's maximum bonus potential pro-rated for service performed in the year of termination, and outplacement services. The Chief Executive Officer is also entitled to a gross-up payment when the Change in Control payment or other benefit under the plan is subject to the excise tax imposed by section 4999 of the Internal Revenue Code.

  For purposes of the Employment Continuity Plan, a Change in Control is defined as follows: (i) a change in the composition of the Board of Directors such that the Incumbent Directors (as defined in the Employment Continuity
Plan) at the beginning of any consecutive twenty-four month period cease to constitute a majority of the Board; (ii) any person or group is or becomes the beneficial owner of 35% or more of the Company's voting stock outstanding;
(iii) a merger or consolidation of the Company or any affiliate that requires shareholder approval, unless the shareholders immediately prior to the merger or consolidation own more than 50% of the total voting stock of the successor corporation or a majority of the board of directors of the successor corporation were Incumbent Directors immediately prior to the merger or consolidation; or (iv) the approval by shareholders of a plan of liquidation or dissolution of the Company or the sale of all or substantially all of the Company's assets.

  In the event of a Change of Control, for all stock awards and stock options granted to a participant pursuant to the Company's Long-Term Stock Incentive Plan that do not otherwise vest immediately after the Change of Control, the participant will be paid a lump sum amount equal to (i) the fair market value of all stock awards as of the date of the Change of Control (excluding stock options) and (ii) with respect to stock options, the excess of the fair market value of the Company's common stock as of the date of the Change of Control over the stock option exercise price.

  The payment of benefits under the Employment Continuity Plan is contingent upon the Company's receipt of a signed waiver and release from the participant that release certain claims the participant may have and precludes the participant from competing with the Company for a period of two years.

PENSION BENEFITS

  FAFLIC, Hanover and Citizens each maintain a tax-qualified, non-contributory defined benefit retirement plan ("Pension Plan") for the benefit of eligible employees.

  Until December 31, 1994, annual benefits under the Pension Plan were based primarily upon each employee's years of service and compensation during the highest five consecutive plan years of employment or the last 60 months if greater. Such benefits under the Pension Plan were frozen as of December 31, 1994 for most participants, with the exception of certain grandfathered employees, including Mr. Soule. These benefits will be paid to participants as a monthly annuity at age 65 unless a participant terminates with 15 or more years of service in which case monthly benefits may commence anytime after the participant's 55th birthday. Effective as of January 1, 1995, the Pension Plan was converted into a cash balance plan, such that benefits are no longer determined primarily by final average compensation and years of service. Instead, annually each employee accrues a benefit that is equal to a percentage of the employee's salary, similar to a defined contribution plan arrangement. Amounts contributed by the employer to an employee are allocated to a memorandum account as to which the employee is permitted to make investment elections from among choices provided by the employer. Upon termination of employment of a participant, the amount in the participant's memorandum account as of such date is eligible for distribution. If the amount in the participant's memorandum account plus the present value of the benefit frozen under the Pension Plan as of December 31, 1994 is less than $3,500, all benefits are distributed immediately in a lump sum.

  The estimated annual benefits payable under the Pension Plan upon retirement at normal retirement age for each of the Named Executive Officers is as follows: Mr. O'Brien: $428,138; Mr. Renfro: $258,033;
Mr. Simonsen: $151,262; Mr. Soule: $491,745; Mr. Reilly: $53,640. Such figures include amounts that have accrued under the Pension Plan as in effect on December 31, 1994, including, $355,841 for Mr. Soule. With respect to benefits attributable to the cash balance component of the Pension Plan, it was assumed that each individual's salary and bonus for the years until retirement were as shown in the Summary Compensation Table; that employer allocations were made to the Pension Plan at a rate of 7% of eligible compensation (7% is the actual amount accrued in 1996, although the plan only guarantees an accrual rate of 0.5%); and that investment earnings accrued to each participant's memorandum account under the Pension Plan at a rate of 6% per year.

  The estimated annual benefits under the Pension Plan shown for each of the Named Executive Officers are not reduced to reflect the limitations imposed by Federal tax laws, which place upper limits on the benefits which may be provided to any individual by tax-qualified pension plans. FAFLIC, Hanover and Citizens Insurance each have adopted an Excess Benefit Plan, an unfunded, non-qualified plan, which provides that it will pay directly the difference between the retirement benefit normally calculated under the Pension Plan and the maximum amount which may be paid from the Pension Plan consistent with Federal tax law. In addition, certain employees of FAFLIC and its subsidiaries may participate, in the discretion of the Board of Directors, in either an unfunded, Non-Qualified Executive Retirement Plan or an unfunded, Non-Qualified Executive Deferred Compensation Plan. Under the Non-Qualified Executive Retirement Plan, participating employees may (i) elect to defer compensation in an amount not to exceed the annual dollar limitation set forth in the Internal Revenue Code in respect of defined contribution plans, (ii) elect to defer additional compensation in an amount not to exceed 12.5% of the participant's annual salary, (iii) receive and defer the amount, if any, that the participant would have received as a matching employer's contribution under his employer's 401(k) Matched Savings Plan, and (iv) receive and defer the amount, if any, that the participant would have been credited under his employer's Cash Balance and Excess Benefit Plans had the participant participated in such plan during the year. Under the Non-Qualified Executive Deferred Compensation Plan, certain other employees may elect to defer up to 12.5% of their annual salaries. In both cases, AFC shall from time to time designate one or more investments in which each participant's accounts shall be deemed to be invested for the purpose of determining the participant's gains and income on such account. Participation in the Non-Qualified Executive Retirement Plan is in lieu of participation in the corresponding qualified retirement and/or pension plans of FAFLIC, Hanover or Citizens.

COMPENSATION COMMITTEE REPORT

  General. The Compensation Committee ("Committee") of the Board of Directors is comprised of the Directors whose names appear at the end of this report, none of whom is an employee of AFC or of any affiliate or subsidiary of AFC. Among other duties, the Committee has oversight responsibility with respect to compensation matters involving Directors and executive officers of AFC. As a holding company, AFC has no employees of its own and does not pay any compensation to its officers. Officers who are employees of FAFLIC, Hanover or Citizens Insurance are compensated directly by their respective employers. In addition, a portion of the salaries and other compensation paid by FAFLIC to its employees, who provide services to Hanover or Citizens Insurance, is allocated to such companies. This report reflects the compensation philosophy of AFC, FAFLIC, Hanover and Citizens Insurance as endorsed by the Committee.

  Compensation Philosophy. The Executive Compensation Program is designed to support the following objectives:

  .to attract and retain individuals key to the future success of AFC and its subsidiaries;

  .to align the interests of executives with those of shareholders;

  .to motivate and reward the profitable growth of AFC;

  .to ensure that AFC has competitive opportunities for key personnel.

  The key elements of the Executive Compensation Program consist of base salary, annual incentive compensation and long-term incentive compensation. A general description of each element and the review taken by the Committee for the 1996 fiscal period is presented in the following material.

  Base Salary. The chief goals of AFC and its subsidiaries are to improve market focus in order to identify profitable opportunities that capitalize on competitive strengths; to provide quality, value-added services that are flexible and responsive to customer needs; to capitalize on growth opportunities in targeted markets with innovative, market-driven products and services that can be distributed broadly and cost-effectively; and to build financial strength with effective business strategies that generate superior financial performance and deliver solid returns on capital. In furtherance of these goals, annual base salaries of the Named Executive Officers and other key executives are set at levels considered to be competitive with amounts paid to executive officers with comparable qualifications, experience and responsibilities at competing companies, based on published surveys and proxy information, which include base salary, total cash compensation data, and other SEC required salary disclosures.

  Annual Incentive Compensation. Annual incentive compensation for employees of FAFLIC, Hanover and Citizens Insurance is tied to the achievement of significant financial performance goals.

  FAFLIC, Hanover and Citizens Insurance maintain a consolidated incentive plan which provides supplementary cash compensation as an incentive to key employees who, through exceptional performance, contribute materially to the success of the companies. For 1996, the incentive plan had two components: (a) the corporate and business unit return on equity; and (b) the successful completion of individual performance goals. Awards under the incentive plan may range from 0% to 100% of a participant's base salary.

  Long-Term Compensation. FAFLIC maintains a Long-Term Performance Unit Plan ("Long-Term Performance Plan"). The Boards of both Hanover and Citizens Insurance have ratified the participation of certain of their officers in the Long-Term Performance Plan.

  The objectives of the Long-Term Performance Plan include providing incentives to attract and retain top executives and achieving significant long-term financial results for FAFLIC and its subsidiaries. Criteria considered in determining participation in the Long-Term Performance Plan include the direct and measurable impact the executive has on longer-term financial results, the influence the individual has on strategic direction and the degree of risk inherent in the individual's business decisions. Previously awarded units are payable dependent upon specific increases in capital, surplus and equity position determined at of the end of a three-year plan cycle and payments are made subject to a subsequent three-year vesting cycle. The last three-year plan cycle under the Long-Term Performance Plan began in 1995. Therefore, no Named Executive Officers were awarded Long-Term Performance Plan units in 1996, although certain awards made in 1995 will continue to vest through 1999. Commencing in 1997, long-term incentive compensation awards will be made to the Named Executive Officers pursuant to AFC's Long-Term Stock Incentive Plan.

  AFC, Allmerica P&C and Citizens Corporation each have in place Long Term Stock Incentive Plans (the "Stock Plans"). The objectives of each of the Stock Plans include providing incentives for participants to make substantial contributions to the company's long-term business growth, enhancing the company's ability to attract and retain executive officers and other key employees, rewarding participants for their contributions to the success of the company, and aligning the interests of executive officers and other key employees with those of the company's stockholders. Up to 2,350,000 shares are available for awards under the AFC plan, up to 1,000,000 shares are available for awards under Allmerica P&C's plan and up to 200,000 shares are available for awards under Citizens Corporation's plan. In connection with its conversion from a mutual life insurance company to a stock life insurance company in October 1995, State Mutual Life Assurance Company of America, FAFLIC's predecessor, agreed with the Commissioner of Insurance of the Commonwealth of Massachusetts, in the Plan of Reorganization dated February 28, 1995 (the "Plan of Reorganization"), that certain executive officers of FAFLIC and AFC would not be permitted to acquire AFC stock, and would not be eligible to participate in any stock-based compensation plan, until one year after the demutualization was completed. As a result, during 1996 no stock-based awards were made to the ineligible executive officers, which included the Named Executive Officers. Factors to be considered in determining the grant of options under the respective stock plans include the contribution of each executive to the long-term performance of AFC, Allmerica P&C or Citizens Corporation, respectively, and the importance of such executive's responsibilities within the organization.

  Special Cash Bonus. In evaluating the total compensation of the Named Executive Officers and certain other executive officers of FAFLIC and Hanover, the Compensation Committee also considered the importance of individual stock ownership of executive officers to the future performance of the Company. Due to the restrictions imposed by the Plan of Reorganization prohibiting the Named Executive Officers and certain other executive officers of AFC and FAFLIC from acquiring AFC stock or participating in AFC's Stock Plan until October 1996, the Compensation Committee approved a special cash bonus payment to these executives with the intent that the bonus be used to purchase an equal amount of AFC Common Stock. As an incentive to encourage such purchases, for each share of AFC Common Stock purchased with such bonus funds, certain of the Named Executive Officers will be awarded one share of restricted stock pursuant to the AFC Stock Plan.

  Compensation of the Chief Executive Officer. John F. O'Brien, President and Chief Executive Officer of AFC, serves as President and Chief Executive Officer of FAFLIC, and as Chairman of the Board of Hanover and of Citizens Insurance.

  In approving the 1996 compensation package for Mr. O'Brien, the Compensation Committee compared Mr. O'Brien's compensation against the comparative base salaries, annual and long-term incentives and other compensation of chief executives of a peer group of companies. The peer goup companies included (i) insurance companies identified as having distribution systems, products/product mix and/or markets similar to FAFLIC and its subsidiaries;
(ii) a subset of insurance companies that were identified by scope of financial activity (such as assets, revenue, and net written premium); and
(iii) a subset of financial service companies that provide for a stratification of salary data based on similarity in the nature and scope of business activities. The Compensation Committee assumes (a) that such independent variables are meaningful in determining CEO compensation, and (b) that a correlation exists between pay and such variables. However, the approach does not consider variances in the business strategies and goals of each company, the relative competitive positions of the companies, and the personal characteristics and accomplishments of the individual executives. Therefore, the review of Mr. O'Brien's compensation by the Compensation Committee also included an assessment of the performance of FAFLIC and its subsidiaries in terms of profitability and growth in the various business lines, as well as an evaluation of the capital positions of the companies, the implementation of significant cost controls and other strategic initiatives. In comparison to the peer group of companies, Mr. O'Brien's base salary was near the median, while the potential for incentive compensation, as a percentage of base salary, was below the median.

  Mr. O'Brien's 1996 incentive compensation performance measures included a corporate goal based upon GAAP Consolidated Net Income Return on Equity of AFC, business unit Return on Equity, focus goals relating to earnings per share, revenue, AFC's stock price and individual performance goals. Individual performance goals included significant improvement in earnings and capital; development of alternate distribution systems; initiatives to improve technology; and continued development and implementation of a strategic plan for the Company. Achievement of individual performance goals and other initiatives undertaken by Mr. O'Brien in 1996 resulted in performance that exceeded expectations.

  The Compensation Committee carefully reviewed Mr. O'Brien's personal achievements against his 1996 goals and based on its evaluation, the Committee approved Mr. O'Brien's annual incentive compensation award of 96% of his base salary, out of a maximum potential of 100% of base salary. In addition, the Committee approved a special bonus award to Mr. O'Brien in the amount of $1,000,000, based on the reasons discussed in the paragraph entitled "Special Cash Bonus" above.

  The Committee believes that the executive compensation policies of AFC and its subsidiaries are appropriate both to attract and retain corporate officers and other key employees of outstanding abilities and to motivate them to perform to the full extent of their abilities.

  Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer and its four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. In 1996, the compensation paid to the Chief Executive Officer exceeded the limit imposed by Section 162(m). The Committee monitors the impact of Section 162(m) in order to balance the benefits of favorable tax treatment with a need to apply prudent judgment in carrying out AFC's compensation philosophy, recognizing that under certain circumstances it may be appropriate to exceed the deduction limit.

 Members of the Compensation Committee:

    Herbert M. Varnum, Chair
    Robert G. Stachler
    Richard M. Wall

DIRECTOR COMPENSATION

  Non-employee Directors of AFC who are not also directors of APY receive an annual retainer of $20,000. Non-employee Directors of AFC who are also directors of APY receive an aggregate retainer of $30,000. In addition, non-employee Directors of AFC receive $1,500 per meeting of the Board of Directors and $1,000 for each meeting of a committee thereof that they attend. Mr. O'Brien, the only Employee Director, is not paid any fees or additional compensation for service as a member of the Board of Directors or any of its committees. All Directors are reimbursed for reasonable travel and other expenses of attending meetings of the Board of Directors and committees of the Board of Directors.

  As of the date of the annual meeting in 1997, Non-employee Directors of AFC will receive an annual retainer of 1,400 shares of AFC stock payable on the first business day following the annual meeting. Chairpersons of committees will receive a $4,000 annual retainer. In addition, Non-employee Directors of AFC will receive $1,500 per meeting of the Board of Directors and $1,000 for each meeting of a committee thereof that they attend.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and Directors, and persons who beneficially own more than ten percent (10%) of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE"). Such persons are required by SEC regulations to provide to AFC copies of all their Section 16(a) filings. Based solely on a review of the forms furnished to AFC and written representations from AFC's executive officers and Directors, AFC believes that during 1996 there was full compliance with all Section 16(a) filing requirements.

CERTAIN BUSINESS RELATIONSHIPS

  The Company's subsidiaries or affiliates have, from time to time, retained the services of Bowditch & Dewey, LLP, a law firm in which Mr. Angelini, a Director of the Company, is a partner.

                        COMMON STOCK PERFORMANCE CHART

  The following graph compares the performance of the Company's Common Stock since its initial public offering on October 11, 1995 with the performance of the S&P 500 Index and with the performance of an industry peer group comprised of a composite of two published indices--the S&P Property-Casualty Insurance Index and the S&P Life Insurance Index. Returns of the latter two indices have been weighted according to their respective aggregate market capitalization at the beginning of each period shown on the graph. The graph plots the changes in the value of an initial $100 investment over the indicated time periods, assuming reinvestment of all dividends.

               COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN *
                    AMONG ALLMERICA FINANCIAL CORPORATION,
                      THE S&P 500 INDEX AND A PEER GROUP




                             [GRAPH APPEARS HERE]
--------
* $100 invested on 10/11/95 in stock or index--including reinvestment of dividends. Fiscal year ending December 31.

  The insurance composite is a market value weighted composite of the S&P Property-Casualty Insurance and the S&P Life Insurance indices. The components of the insurance composite have been weighted in accordance with the respective aggregate market capitalization of the companies in each index as of the date of Allmerica Financial Corporation's public offering and at the beginning of each period shown on the graph, as indicated below:

                                10/11/95 12/95    3/96    6/96    9/96   12/96
                                -------- ------  ------  ------  ------  ------
S&P Property-Casualty..........   62.09%  62.73%  61.13%  60.78%  59.62%  61.47%
S&P Life.......................   37.91%  37.27%  38.87%  39.22%  40.38%  38.53%
                                 ------  ------  ------  ------  ------  ------
Total..........................  100.00% 100.00% 100.00% 100.00% 100.00% 100.00%
                                 ======  ======  ======  ======  ======  ======

  The Compensation Committee Report and Stock Price Performance Graph above shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that AFC specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

                                    ITEM 12

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the number of shares of Common Stock of AFC, APY and Citizens Corporation owned as of March 17, 1997 by (i) each Director of AFC, (ii) the named executive officers in the Summary Compensation Table appearing later in this Proxy Statement, (iii) all officers and directors of AFC as a group and (iv) each person who is known by AFC to be the beneficial owner of more than five percent of the Common Stock as of such date. This information has been furnished by the persons listed in the table.

                          NUMBER OF SHARES OF NUMBER OF SHARES OF NUMBER OF SHARES OF
        NAME OF             COMMON STOCK OF     COMMON STOCK OF     COMMON STOCK OF
    BENEFICIAL OWNER             AFC*                APY*              CITIZENS*
    ----------------      ------------------- ------------------- -------------------
Michael P. Angelini.....              54             3,000                 --
David A. Barrett........             285               600               1,000(1)
Gail L. Harrison........              82               450                 --
Robert P. Henderson.....             --                --                  --
J. Terrence Murray......              69               --                  --
Robert J. Murray........             --                --                  --
John F. O'Brien.........             270(2)         16,000               1,000
Richard M. Reilly.......              98(3)            --                  --
Larry C. Renfro.........              88(4)            --                  --
Eric A. Simonsen........             146(5)          9,000(6)            3,000(7)
Phillip E. Soule........             652(8)            300                 100
John L. Sprague.........             220               --                  --
Robert G. Stachler......             171               --                  --
Herbert M. Varnum.......              76               600                 --
Richard M. Wall.........             180               --                  --
Directors and executive
 officers as a group (22
 persons)...............          21,674(9)         40,400              12,500
 Holder of Greater Than Five Percent of Common Stock
                                                  10.43% of shares of AFC Common
FMR Corp................       5,233,970(10)             Stock outstanding
 82 Devonshire Street
 Boston MA 02109

--------
 * With the exception of FMR Corp.'s holdings of AFC Common Stock, each of the amounts represents less than 1% of the outstanding shares of Common Stock as of March 22, 1996. As to shares beneficially owned, each person has sole voting and investment power, except as indicated in other footnotes to this table.

 (1) Shares owned by Mr. Barrett's spouse. Mr. Barrett disclaims beneficial ownership with respect to such shares.
 (2) Includes 198 shares held for the benefit of Mr. O'Brien by the trustees of the First Allmerica Financial Life Insurance Company's Employees' 401(k) Matched Savings Plan (the "FAFLIC Plan").
 (3) Shares held for the benefit of Mr. Reilly by the trustees of the FAFLIC
     Plan.
 (4) Shares held for the benefit of Mr. Renfro by the trustees of the FAFLIC
     Plan.
 (5) Shares held for the benefit of Mr. Simonsen by the trustees of the FAFLIC Plan.
 (6) Includes an aggregate of 3,000 shares of Common Stock of APY held in trusts for the benefit of Mr. Simonsen's children. Mr. Simonsen is trustee of the trusts and he disclaims beneficial ownership of the shares held in the trusts.
 (7) Includes an aggregate of 1,000 shares of Common Stock of Citizens held in trusts for the benefit of Mr. Simonsen's children. Mr. Simonsen is trustee of the trusts and he disclaims beneficial ownership of the shares held in the trusts.

 (8) Includes 596 shares held for the benefit of Mr. Soule by the trustees of the FAFLIC Plan.
 (9) Includes 18,683 shares held by the trustees of the FAFLIC Plan. See notes 2-5 and 8 above.
(10) Based on a Schedule 13G dated February 14, 1997 filed by FMR Corp., which has sole dispositive power overall 5,226,920 shares and sole voting power over 289,820 shares.

  As of March 17, 1997, there were no persons other than FMR Corp. known to AFC to be the beneficial owners of more than 5% of the outstanding shares of Common Stock.

                                    ITEM 13

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  AFC's subsidiary, FAFLIC, currently provides various centralized administrative and management services, operating support and office space to Allmerica P&C and its subsidiaries, as well as to other FAFLIC subsidiaries. Effective in 1970, Allmerica P&C's predecessor entered into an agreement with FAFLIC pursuant to which FAFLIC agreed to provide services to Allmerica P&C in accordance with FAFLIC's cost allocation policy. FAFLIC's cost allocation policy is based on state insurance law requirements that all cost allocations be on a fair and reasonable basis between entities and product lines within FAFLIC's holding company structure and also are designed to meet regulations imposed by taxing authorities. Services provided by FAFLIC include investment services, portfolio management, and a certain amount of accounting, financial, legal and administrative services, operations relating to servicing and underwriting of policies and information and data systems. FAFLIC's cost allocation and distribution policies are subject to review by various state and federal regulatory agencies. AFC intends to continue to provide such services on the same cost allocation basis to Allmerica P&C and its subsidiaries immediately following the Merger Transactions.

  Administrative charges (excluding rental charges) incurred by FAFLIC and charged to Allmerica P&C were $58.0 million, $50.8 million and $63.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Allmerica P&C leases its principal office from FAFLIC, with which it shares most of the facility. The annual rental charge was $1.3 million for each of the years ended December 31, 1996, 1995 and 1994. The rent is triple net, with rent based on cost using a fluctuating interest rate. FAFLIC believes that such terms are no less favorable to Allmerica P&C than if the property was leased to a non-affiliate.

  In April 1996, Ms. Harrison and Messrs. Angelini, Barrett, J.T. Murray, Sprague, Stachler, Varnum and Wall resigned their positions as Directors of FAFLIC, the Company's operating subsidiary, in connection with the Company's restructuring following the demutualization of FAFLIC's predecessor, State Mutual Life Assurance Company of America. FAFLIC's subsequent Board of Directors, consisting of insiders, terminated a FAFLIC policy that provided FAFLIC's directors with periodic cash payments upon retirement from the FAFLIC Board based on years of service with that company. Accrued benefits under the terminated policy, which will be paid to the former FAFLIC directors in one lump sum in 1997, had the following values as of December 17, 1996: $33,074 for Mr. Angelini; $166,851 for Mr. Barrett; $23,910 for Ms. Harrison; $18,417 for Mr. J.T. Murray; $137,745 for Mr. Sprague; $126,798 for Mr. Stachler; $72,913 for Mr. Varnum; and $76,229 for Mr. Wall. Until the amounts above are disbursed, the funds are accruing interest at the rate of 7% per annum.

                                    PART IV

                                    ITEM 14

       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

  The consolidated financial statements and accompanying notes thereto on pages 51 through 76 of the 1996 Annual Report to Shareholders have been incorporated herein by reference in their entirety.

                                                                        ANNUAL
                                                                        REPORT
                                                                        PAGE(S)
                                                                       --------
   Report of Independent Accountants.................................      50
   Consolidated Statements of Income for the years ended December 31,
    1996, 1995 and 1994..............................................      51
   Consolidated Balance Sheets as of December 31, 1996 and 1995......      52
   Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 1996, 1995 and 1994.................................      53
   Consolidated Statements of Cash Flows for the years ended December
    31, 1996, 1995 and 1994..........................................      54
   Notes to Consolidated Financial Statements........................   55-76

(A)(2) FINANCIAL STATEMENT SCHEDULES

                                                                   PAGE NO. IN
 SCHEDULE                                                          THIS REPORT
 --------                                                          -----------
          Report of Independent Accountants on Financial
          Statement Schedules....................................        51
          Summary of Investments--Other than Investments in
    I     Related Parties........................................        52
    II    Condensed Financial Information of Registrant..........     53-55
    III   Supplementary Insurance Information....................     56-58
    IV    Reinsurance............................................        59
    V     Valuation and Qualifying Accounts......................        60
    VI    Supplemental Information concerning Property/Casualty
          Insurance Operations...................................        61

(A)(3) EXHIBIT INDEX

  Exhibits filed as part of this Form 10-K are as follows:

  2.1 Plan of Reorganization.+
  2.2 Stock and Asset Purchase Agreement by an among State Mutual Life
      Assurance Company of America, 440 Financial Group of Worcester, Inc., and
      The Shareholder Services Group, Inc. dated as of March 9, 1995.+
  2.3 Agreement and Plan of Merger, dated as of February 19, 1997, among AFC,
      Allmerica Property and Casualty Companies, Inc. and APY Acquisition,
      Inc.++++
  3.1 Certificate of Incorporation of AFC.+
  3.2 By-Laws of AFC.+
  4   Specimen Certificate of Common Stock.+
  4.1 Form of Indenture relating to the Debentures between the Registrant and
      State Street Bank & Trust Company, as trustee.++
  4.2 Form of Global Debenture.++
  4.3 Amended and Restated Declaration of Trust of AFC Capital Trust I dated
      February 3, 1997.+++++
  4.4 Indenture dated February 3, 1997 relating to the Junior Subordinated
      Debentures of AFC.+++++

  4.5   Series A Capital Securities Guarantee Agreement dated February 3,
        1997.+++++
  4.6   Common Securities Guarantee Agreement dated February 3, 1997.+++++
  4.7   Registration Rights Agreement dated February 3, 1997.+++++
 10.1   Consolidated Income Tax Agreement between Allmerica Financial
        Corporation and certain subsidiaries dated January 1, 1996.+++
 10.2   Consolidated Service Agreement between State Mutual Life Assurance
        Company of America and its subsidiaries, dated September 30, 1993.+
 10.2.1 Addendum to the Consolidated Service Agreement between State Mutual
        Life Assurance Company of America and its subsidiaries, dated October
        9, 1995.+++
 10.2.2 Addendum to the Consolidated Service Agreement between State Mutual
        Life Assurance Company of America and its subsidiaries, dated November
        30, 1995.+++
 10.3   Administrative Services Agreement between State Mutual Life Assurance
        Company of America and The Hanover Insurance Company, dated July 19,
        1989.+
 10.4   First Allmerica Financial Life Insurance Company Employees' 401(k)
        Matched Savings Plan incorporated by reference to Exhibit 10.1 to the
        Allmerica Financial Corporation Registration Statement on Form 8-K (No.
        333-576) and incorporated herein by reference originally filed with the
        Commission on January 24, 1996.
 10.5   State Mutual Life Assurance Company of America Excess Benefit
        Retirement Plan.+
 10.6   State Mutual Life Assurance Company of America Supplemental Executive
        Retirement Plan.+
 10.7   State Mutual Incentive Compensation Plan.+
 10.8   State Mutual Companies Long-Term Performance Unit Plan.+
 10.9   Indenture of Lease between State Mutual Life Assurance Company of
        America and the Hanover Insurance Company dated July 3, 1984 and corrected First Amendment to Indenture of Lease dated December 20,
        1993.+
 10.11  Lease dated November 1993 by and between Connecticut General Life
        Insurance Company and State Mutual Life Assurance Company of America,
        including amendments thereto, relating to property in Marlborough,
        Massachusetts.+
 10.12  Lease dated March 23, 1993 by and between Aetna Life Insurance Company and State Mutual Life Assurance Company of America, including amendments thereto, relating to property in Atlanta, Georgia.+
 10.13  Stockholder Services Agreement dated as of January 1, 1992 between
        Private Healthcare Systems, Inc. and Group Healthcare Network, Inc., a
        wholly-owned subsidiary of State Mutual Life Assurance Company of
        America.+
 10.14  Lease dated January 26, 1995 by and between Citizens Insurance and
        Upper Peninsula Commission for Area Progress, Inc., including amendments thereto, relating to property in Escanaba, Michigan.+
 10.15  Compensation Agreement between State Mutual Life Assurance of America and Larry E. Renfro.+
 10.16  Trust Indenture for the State Mutual Life Assurance Company of America
        Employees' 401(k) Matched Savings Plan between State Mutual Life
        Assurance Company of America and Bank of Boston/Worcester.+
 10.17  State Mutual Life Assurance Company of America Non-Qualified Executive
        Retirement Plan.+
 10.18  State Mutual Life Assurance Company of America Non-Qualified Executive
        Deferred Compensation Plan.+
 10.19  The Allmerica Financial Cash Balance Pension Plan incorporated by reference to Exhibit 10.19 to the Allmerica Financial Corporation
        September 30, 1995 report on Form 10-Q and incorporated herein by reference.
 10.20  The Allmerica Financial Corporation Employment Continuity Plan
 10.21  Form of Non-Solicitation Agreement executed by substantially all of the executive officers of AFC.
 11     Statement regarding computation of per share earnings.
 13     Annual Report to Shareholders for 1996.
 21     Subsidiaries of AFC.
 23     Consent of Price Waterhouse LLP.
 24     Power of Attorney.

 27   Financial Data Schedule.
 99.1 Internal Revenue Service Ruling dated April 15, 1995.+
 99.2 Important Factors Regarding Forward Looking Statements.

--------
    + Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's Registration Statement on Form S-1 (No. 33-91766) originally filed with the Commission on May 1, 1995.
   ++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's Registration Statement on Form S-1 (No. 33-96764) originally filed with the Commission on September 11, 1995.
  +++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's 1995 Annual Report on Form 10-K originally filed with the Commission on March 28, 1996.
 ++++ Incorporated by herein by reference to Exhibit I of the Current Report of the Registrant (Commission File No. 1-13754) filed February 20, 1997. +++++ Incorporated herein by reference to Exhibits 2, 3, 4, 5 and 6, respectively, contained in the Registrant's Current Report on Form 8-K filed on February 5, 1997.

(B) REPORTS ON FORM 8-K

  On December 18, 1996, a report on Form 8-K was filed reporting under item 5, Other Events, the announcement by the Registrant that AFC's Board of Directors had made a proposal to the Board of Directors of Allmerica P&C to acquire the shares of Common Stock of Allmerica P&C that AFC and its subsidiaries do not already own.

  On February 5, 1997, a report on Form 8-K was filed reporting under item 5, Other Events, the announcement of the sale of $300 million of Capital Securities issued by AFC Capital Trust I.

  On February 20, 1997, a report on Form 8-K was filed reporting under item 5, Other Events, the announcement that the Company and Allmerica P&C entered into an Agreement and Plan of Merger.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              Allmerica Financial Corporation
                                          _____________________________________
                                                        REGISTRANT

Date: March 18, 1997                                /s/ John F. O'Brien
                                          By: _________________________________
                                                     JOHN F. O'BRIEN,
                                                  CHAIRMAN OF THE BOARD,
                                                CHIEF EXECUTIVE OFFICER AND
                                                         PRESIDENT
  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: March 18, 1997
                                                    /s/ John F. O'Brien
                                          By: _________________________________
                                                     JOHN F. O'BRIEN,
                                                  CHAIRMAN OF THE BOARD,
                                                CHIEF EXECUTIVE OFFICER AND
                                                         PRESIDENT

Date: March 18, 1997
                                                 /s/ Edward J. Parry, III
                                          By: _________________________________
                                                   EDWARD J. PARRY III,
                                              VICE PRESIDENT, CHIEF FINANCIAL
                                             OFFICER AND PRINCIPAL ACCOUNTING
                                                          OFFICER

Date: March 18, 1997
                                                             *
                                          By: _________________________________
                                                   MICHAEL P. ANGELINI,
                                                         DIRECTOR

Date: March 18, 1997
                                          By: _________________________________
                                                     DAVID A. BARRETT,
                                                         DIRECTOR

Date: March 18, 1997
                                                             *
                                          By: _________________________________
                                                     GAIL L. HARRISON,
                                                         DIRECTOR

Date: March 18, 1997
                                          By: _________________________________
                                                   ROBERT P. HENDERSON,
                                                         DIRECTOR

Date: March 18, 1997
                                                             *
                                          By: _________________________________
                                                    J. TERRENCE MURRAY,
                                                         DIRECTOR

Date: March 18, 1997
                                                             *
                                          By: _________________________________
                                                     ROBERT J. MURRAY,
                                                         DIRECTOR

Date: March 18, 1997
                                                             *
                                          By: _________________________________
                                                     JOHN L. SPRAGUE,
                                                         DIRECTOR

Date: March 18, 1997
                                                             *
                                          By: _________________________________
                                                    ROBERT G. STACHLER,
                                                         DIRECTOR

Date: March 18, 1997
                                                             *
                                          By: _________________________________
                                                    HERBERT M. VARNUM,
                                                         DIRECTOR

Date: March 18, 1997
                                                             *
                                          By: _________________________________
                                                     RICHARD M. WALL,
                                                         DIRECTOR

                                                    /s/ John F. O'Brien
                                          *By: ________________________________
                                                     JOHN F. O'BRIEN,
                                                     ATTORNEY-IN-FACT

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
 Allmerica Financial Corporation

  Our audits of the consolidated financial statements referred to in our report dated February 3, 1997, except as to Notes 1 and 2, which are as of February 19, 1997, appearing in the Allmerica Financial Corporation 1996 Annual Report to Shareholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

  As discussed in the accompanying notes to the consolidated financial statements, the Company changed its method of accounting for investments (Note
1) and postemployment benefits (Note 11) in 1994.

/s/ Price Waterhouse LLP
_____________________________________
Price Waterhouse LLP
Boston, Massachusetts
February 3, 1997, except as to Notes
 1 and 2, which are as of February
 19, 1997

                                                                      SCHEDULE I

                        ALLMERICA FINANCIAL CORPORATION
       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1996

                                                                   AMOUNT AT
                                                                  WHICH SHOWN
                                                                 IN THE BALANCE
TYPE OF INVESTMENT                              COST (1)  VALUE      SHEET
------------------                              -------- ------- --------------
                                                         (IN MILLIONS)
Fixed maturities:
  Bonds:
    United States Government and government
     agencies and authorities.................. $  520.8 $ 530.7    $  530.7
    States, municipalities and political subdi-
     visions...................................  2,228.8 2,269.6     2,269.6
    Foreign governments........................    108.8   116.2       116.2
    Public utilities...........................    495.7   508.3       508.3
    Convertibles and bonds with warrants at-
     tached....................................      1.1     1.3         1.3
    All other corporate bonds..................  3,844.8 3,952.8     3,952.8
  Redeemable preferred stocks..................    105.5   108.9       108.9
                                                -------- -------    --------
    Total fixed maturities.....................  7,305.5 7,487.8     7,487.8
                                                -------- -------    --------
Equity securities:
  Common stocks:
    Public utilities...........................      4.9     5.5         5.5
    Banks, trust and insurance companies.......     30.6    55.1        55.1
    Industrial, miscellaneous and all other....    281.4   401.5       401.5
  Nonredeemable preferred stocks...............     11.3    11.5        11.5
                                                -------- -------    --------
    Total equity securities....................    328.2   473.6       473.6
                                                -------- -------    --------
Mortgage loans on real estate..................    650.1  XXXXXX       650.1
Real estate (2)................................    120.7  XXXXXX       120.7
Policy loans...................................    132.4  XXXXXX       132.4
Other long-term investments....................    128.8  XXXXXX       128.8
                                                --------            --------
    Total investments.......................... $8,665.7  XXXXXX    $8,993.4
                                                ========            ========

--------
(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2) Includes $106.6 million of real estate acquired through foreclosure.

                                                                    SCHEDULE II

                        ALLMERICA FINANCIAL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
             STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,

                                                           1996    1995   1994
                                                          ------  ------  -----
                                                             (IN MILLIONS)
Revenues
  Net investment income.................................  $  2.7  $  0.4  $ --
  Net realized investment losses........................    (0.9)    --     --
                                                          ------  ------  -----
    Total revenues......................................     1.8     0.4   38.0
                                                          ------  ------  -----
Expenses
  Interest expense......................................    15.3     3.2    --
  Operating expenses....................................     3.3     0.3    --
                                                          ------  ------  -----
    Total expenses......................................    18.6     3.5    --
                                                          ------  ------  -----
Net income before federal income taxes and equity in net
 income of unconsolidated subsidiaries..................   (16.8)   (3.1)  38.0
Federal income tax benefit..............................     5.9     --     --
Equity in net income of unconsolidated subsidiaries
 prior to demutualization...............................     --     93.2   38.0
Equity in net income of unconsolidated subsidiaries
 subsequent to demutualization..........................   192.8    43.8    --
                                                          ------  ------  -----
Net income..............................................  $181.9  $133.9  $38.0
                                                          ======  ======  =====

  The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto. Allmerica Financial Corporation ("AFC") was incorporated under Delaware law on January 12, 1995, for the purpose of becoming the parent holding company of First Allmerica Financial Insurance Company ("FAFLIC"). Accordingly, the financial information reflects the equity in the financial position and results of operations of FAFLIC for the periods prior to the date of demutualization as if AFC had been the parent of FAFLIC at that time.

                                                                    SCHEDULE II
                                                                    (CONTINUED)

                        ALLMERICA FINANCIAL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

                                BALANCE SHEETS

                                                           DECEMBER 31,
                                                    ---------------------------
                                                        1996          1995
                                                    ------------- -------------
                                                    (IN MILLIONS, EXCEPT SHARE
                                                        AND PER SHARE DATA)
ASSETS
  Fixed maturities-at fair value (amortized cost of
   $26.4).......................................... $        26.2 $         --
  Equity securities-at fair value (amortized cost
   of $0.4)........................................           0.6           --
  Cash.............................................           2.5          52.9
  Investment in unconsolidated subsidiaries........       1,896.3       1,724.2
  Accrued investment income........................           0.4           0.2
  Other assets.....................................           5.2           2.3
                                                    ------------- -------------
    Total assets...................................      $1,931.2      $1,779.6
                                                    ============= =============
LIABILITIES
  Expenses and taxes payable....................... $         1.1 $         0.2
  Deferred income taxes............................           0.1           --
  Dividends payable................................           2.5           2.5
  Interest payable.................................           3.3           3.2
  Long-term debt...................................         199.5         199.5
                                                    ------------- -------------
    Total liabilities..............................         206.5         205.4
                                                    ------------- -------------
Shareholders' Equity
  Preferred stock, par value $0.01 per share, 20.0
   million shares authorized, none issued..........           --            --
  Common stock, par value $0.01 per share, 300.0
   million shares authorized, 50.1 million shares
   issued and outstanding at December 31, 1996 and
   December 31, 1995...............................           0.5           0.5
  Additional paid-in-capital.......................       1,382.5       1,382.5
  Unrealized appreciation on investments, net......         131.6         153.0
  Retained earnings................................         210.1          38.2
                                                    ------------- -------------
    Total shareholders' equity.....................       1,724.7       1,574.2
                                                    ------------- -------------
    Total liabilities and shareholders' equity.....      $1,931.2      $1,779.6
                                                    ============= =============

  The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto. Allmerica Financial Corporation ("AFC") was incorporated under Delaware law on January 12, 1995, for the purpose of becoming the parent holding company of First Allmerica Financial Insurance Company ("FAFLIC"). Accordingly, the financial information reflects the equity in the financial position and results of operations of FAFLIC for the periods prior to the date of demutualization as if AFC had been the parent of FAFLIC at that time.

                        ALLMERICA FINANCIAL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

           STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

                                                      1996     1995     1994
                                                     -------  -------  ------
                                                         (IN MILLIONS)
Cash flows from operating activities
 Net income, including net income prior to
  demutualization................................... $ 181.9  $ 133.9  $ 38.0
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in undistributed income of First Allmerica
   Financial Life Insurance Company.................  (192.8)  (137.0)  (38.0)
  Net realized investment losses....................     0.9      --      --
  Change in accrued investment income...............    (0.2)    (0.2)    --
  Change in expenses and taxes payable..............     0.9      0.2     --
  Change in dividends payable.......................     --       2.5     --
  Change in debt interest payable...................     0.1      3.2     --
  Other, net........................................    (3.6)    (2.5)
                                                     -------  -------  ------
Net cash (used in) provided by operating
 activities.........................................   (12.8)     0.1     --
                                                     -------  -------  ------
Cash flows from investing activities Capital
 contributed to unconsolidated subsidiaries.........     --    (392.4)    --
 Proceeds from disposals and maturities of
  available-for- sale fixed maturities..............    32.7      --      --
 Purchase of available-for-sale fixed maturities....   (59.6)     --      --
 Purchase of equity securities......................    (0.7)     --      --
                                                     -------  -------  ------
Net cash used in investing activities...............   (27.6)  (392.4)    --
                                                     -------  -------  ------
Cash flow from financing activities Net proceeds
 from issuance of common stock......................     --     248.0     --
 Net proceeds from issuance of debt securities......     --     197.2     --
 Dividends paid to shareholders.....................   (10.0)     --      --
                                                     -------  -------  ------
Net cash (used in) provided by financing
 activities.........................................   (10.0)   445.2     --
                                                     -------  -------  ------
Net change in cash and cash equivalents.............   (50.4)    52.9     --
Cash and cash equivalents at beginning of the
 period.............................................    52.9      --      --
                                                     -------  -------  ------
Cash and cash equivalents at end of the period...... $   2.5  $  52.9  $  --
                                                     =======  =======  ======

  The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto. Allmerica Financial Corporation ("AFC") was incorporated under Delaware law on January 12, 1995, for the purpose of becoming the parent holding company of First Allmerica Financial Insurance Company ("FAFLIC"). Accordingly, the financial information reflects the equity in the financial position and results of operations of FAFLIC for the periods prior to the date of demutualization as if AFC had been the parent of FAFLIC at that time.

                                                                    SCHEDULE III

                        ALLMERICA FINANCIAL CORPORATION
                      SUPPLEMENTARY INSURANCE INFORMATION
                               DECEMBER 31, 1996

                                FUTURE
                                POLICY                                                       AMORTIZA-
                              BENEFITS,             OTHER                         BENEFITS,   TION OF
                    DEFERRED   LOSSES,              POLICY                         CLAIMS,    DEFERRED
                     POLICY   CLAIMS AND          CLAIMS AND          NET INVEST- LOSSES AND   POLICY     OTHER    PREM-
                    ACQUISI-     LOSS    UNEARNED  BENEFITS  PREMIUM     MENT     SETTLEMENT  ACQUISI-  OPERATING   IUMS
                   TION COSTS  EXPENSES  PREMIUMS  PAYABLE   REVENUE    INCOME     EXPENSES  TION COSTS EXPENSES  WRITTEN
                   ---------- ---------- -------- ---------- -------- ----------- ---------- ---------- --------- --------
                                                                (IN MILLIONS)
RISK MANAGEMENT
Regional Property
 and Casualty....    $164.2    $2,744.1   $815.1      $12.8  $1,898.3   $235.4     $1,383.4    $422.6    $190.0   $1,914.4
Corporate Risk
 Management
 Services........       2.9       299.0      4.7       11.1     302.9     21.7        211.3       3.1     126.4        --
RETIREMENT AND
 ASSET MANAGEMENT
Retail Financial
 Services........     649.0     2,225.5      2.7      120.1      34.0    198.7        202.2      54.9     117.6        --
Institutional
 Services........       6.6       289.2      --     1,916.4       1.1    214.0        160.1       2.9      50.9        --
Allmerica Asset
 Management......       --          --       --         --        --       0.1          --        --        7.7        --
Corporate........       --          --       --         --        --       2.7          --        --       18.6        --
Eliminations.....       --          --       --         --        --       --           --        --       (8.7)       --
                     ------    --------   ------   --------  --------   ------     --------    ------    ------   --------
 Total...........    $822.7    $5,557.8   $822.5   $2,060.4  $2,236.3   $672.6     $1,957.0    $483.5    $502.5   $1,914.4
                     ======    ========   ======   ========  ========   ======     ========    ======    ======   ========

                        ALLMERICA FINANCIAL CORPORATION
                      SUPPLEMENTARY INSURANCE INFORMATION

                               DECEMBER 31, 1995

                                FUTURE
                                POLICY                                                       AMORTIZA-
                              BENEFITS,             OTHER                         BENEFITS,   TION OF
                    DEFERRED   LOSSES,              POLICY                         CLAIMS,    DEFERRED
                     POLICY   CLAIMS AND          CLAIMS AND          NET INVEST- LOSSES AND   POLICY     OTHER    PREM-
                    ACQUISI-     LOSS    UNEARNED  BENEFITS  PREMIUM     MENT     SETTLEMENT  ACQUISI-  OPERATING   IUMS
                   TION COSTS  EXPENSES  PREMIUMS  PAYABLE   REVENUE    INCOME     EXPENSES  TION COSTS EXPENSES  WRITTEN
                   ---------- ---------- -------- ---------- -------- ----------- ---------- ---------- --------- --------
                                                                (IN MILLIONS)
RISK MANAGEMENT
Regional Property
 and Casualty....    $157.5    $2,896.0   $797.3   $   12.8  $1,863.2   $209.6     $1,300.3    $409.1    $179.4   $1,885.3
Corporate Risk
 Management
 Services........       2.3       282.4      0.8        9.4     272.7     17.6        197.2       2.7     110.3        --
RETIREMENT AND
 ASSET MANAGEMENT
Retail Financial
 Services........     569.4     2,248.2      2.8      148.7      86.6    216.3        295.0      55.3     101.2        --
Institutional
 Services........       6.5       294.0      --     2,566.5       0.3    266.4        217.8       3.2      66.4        --
Allmerica Asset
 Management......       --          --       --         --        --       0.2          --        --        2.1        --
Corporate........       --          --       --         --        --       0.4          --        --        3.5        --
Eliminations.....       --          --       --         --        --       --           --        --       (4.4)       --
                     ------    --------   ------   --------  --------   ------     --------    ------    ------   --------
 Total...........    $735.7    $5,720.6   $800.9   $2,737.4  $2,222.8   $710.5     $2,010.3    $470.3    $458.5   $1,885.3
                     ======    ========   ======   ========  ========   ======     ========    ======    ======   ========

                        ALLMERICA FINANCIAL CORPORATION
                      SUPPLEMENTARY INSURANCE INFORMATION

                               DECEMBER 31, 1994

                                FUTURE
                                POLICY                                                       AMORTIZA-
                              BENEFITS,             OTHER                         BENEFITS,   TION OF
                    DEFERRED   LOSSES,              POLICY                         CLAIMS,    DEFERRED
                     POLICY   CLAIMS AND          CLAIMS AND          NET INVEST- LOSSES AND   POLICY     OTHER    PREM-
                    ACQUISI-     LOSS    UNEARNED  BENEFITS  PREMIUM     MENT     SETTLEMENT  ACQUISI-  OPERATING   IUMS
                   TION COSTS  EXPENSES  PREMIUMS  PAYABLE   REVENUE    INCOME     EXPENSES  TION COSTS EXPENSES  WRITTEN
                   ---------- ---------- -------- ---------- -------- ----------- ---------- ---------- --------- --------
                                                                (IN MILLIONS)
RISK MANAGEMENT
Regional Property
 and Casualty....    $155.0    $2,821.7   $793.2      $11.9  $1,791.3   $202.4     $1,315.5    $390.3    $185.9   $1,822.9
Corporate Risk
 Management
 Services........       2.2       248.1      0.6       10.0     268.0     14.0        182.6       2.5      97.4        --
RETIREMENT AND
 ASSET MANAGEMENT
Retail Financial
 Services........     637.5     3,037.2      2.8      260.5     121.6    223.9        300.8      79.5     113.4        --
Institutional
 Services........       8.1       300.9      --     3,153.3       0.9    302.8        248.1       3.4     142.0        --
Allmerica Asset
 Management......       --          --       --         --        --       --           --        --        2.1        --
Eliminations.....       --          --       --         --        --       --           --        --      (21.9)       --
                     ------    --------   ------   --------  --------   ------     --------    ------    ------   --------
 Total...........    $802.8    $6,407.9   $796.6   $3,435.7  $2,181.8   $743.1     $2,047.0    $475.7    $518.9   $1,822.9
                     ======    ========   ======   ========  ========   ======     ========    ======    ======   ========

                                                                     SCHEDULE IV

                        ALLMERICA FINANCIAL CORPORATION
                                  REINSURANCE

                                  DECEMBER 31,

                                                ASSUMED             PERCENTAGE
                                     CEDED TO     FROM               OF AMOUNT
                             GROSS    OTHER       OTHER      NET      ASSUMED
                             AMOUNT  COMPANIES  COMPANIES   AMOUNT     TO NET
                           --------- --------- ---------- --------- -----------
                                              (IN MILLIONS)
1996
Life insurance in force... $41,943.1 $7,135.8    $559.2   $35,366.5     1.58%
                           ========= ========    ======   =========    =====
Premiums:
  Life insurance.......... $    72.0 $   18.1    $  5.9   $    59.8     9.85%
  Accident and health
   insurance..............     317.1    120.8      81.9       278.2    29.41%
  Property and casualty
   insurance..............   2,018.5    232.6     112.4     1,898.3     5.92%
                           --------- --------    ------   ---------
Total premiums............ $ 2,407.6 $  371.5    $200.2   $ 2,236.3     8.78%
                           ========= ========    ======   =========    =====
1995
Life insurance in force... $40,274.2 $8,003.1    $585.6   $32,856.7     1.78%
                           ========= ========    ======   =========    =====
Premiums:
  Life insurance.......... $   131.4 $   33.8    $  1.8   $    99.4     1.80%
  Accident and health
   insurance..............     307.5    116.5      69.2       260.2    26.59%
  Property and casualty
   insurance..............   2,021.7    296.2     137.7     1,863.2     7.39%
                           --------- --------    ------   ---------
Total premiums............ $ 2,460.6 $  446.5    $208.7   $ 2,222.8     9.39%
                           ========= ========    ======   =========    =====
1994
Life insurance in force... $41,812.5 $2,301.2    $649.1   $40,160.4     1.62%
Premiums:
  Life insurance.......... $   144.4 $    9.5    $  2.5   $   137.4     1.80%
  Accident and health
   insurance..............     302.8    101.5      51.8       253.1    20.47%
  Property and casualty
   insurance..............   1,967.1    291.9     116.1     1,791.3     6.48%
                           --------- --------    ------   ---------
Total premiums............ $ 2,414.3 $  402.9    $170.4   $ 2,181.8     7.81%
                           ========= ========    ======   =========    =====

                                                                      SCHEDULE V

                        ALLMERICA FINANCIAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                  DECEMBER 31,

                                            ADDITIONS
                                      ---------------------
                                                            DEDUCTIONS
                          BALANCE AT  CHARGED TO CHARGED TO    FROM    BALANCE AT
                         BEGINNING OF COSTS AND    OTHER    ALLOWANCE    END OF
                            PERIOD      EXPENSE   ACCOUNTS   ACCOUNT     PERIOD
                         ------------ ---------- ---------- ---------- ----------
                                              (IN MILLIONS)
1996
Mortgage loans..........    $33.8       $ 5.5       $--       $19.7      $19.6
Real estate.............     19.6         --         --         4.7       14.9
Allowance for doubtful
 accounts...............      4.6         6.8        --         6.9        4.5
                            -----       -----       ----      -----      -----
                            $58.0       $12.3       $--       $31.3      $39.0
                            =====       =====       ====      =====      =====
1995
Mortgage loans..........    $47.2       $ 1.5       $--       $14.9      $33.8
Real estate.............     22.9        (0.6)       --         2.7       19.6
Allowance for doubtful
 accounts...............      4.7         5.3        --         5.4        4.6
                            -----       -----       ----      -----      -----
                            $74.8       $ 6.2       $--       $23.0      $58.0
                            =====       =====       ====      =====      =====
1994
Mortgage loans..........    $73.8       $14.6       $--       $41.2      $47.2
Real estate.............     21.0         3.2        --         1.3       22.9
Allowance for doubtful
 accounts...............      3.5         4.1        --         2.9        4.7
                            -----       -----       ----      -----      -----
                            $98.3       $21.9       $--       $45.4      $74.8
                            =====       =====       ====      =====      =====

                                                                    SCHEDULE VI

                        ALLMERICA FINANCIAL CORPORATION
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

                       FOR THE YEARS ENDED DECEMBER 31,

                                                      DISCOUNT, IF
                                         RESERVES FOR     ANY,
                              DEFERRED    LOSSES AND    DEDUCTED
                               POLICY       LOSS         FROM                    NET       NET
                             ACQUISITION  ADJUSTMENT    PREVIOUS    UNEARNED   PREMIUMS INVESTMENT
 AFFILIATION WITH REGISTRANT    COSTS    EXPENSES(2)   COLUMN(1)   PREMIUMS(2)  EARNED    INCOME
 --------------------------- ----------- ------------ ------------ ----------- -------- ----------
                                                         (IN MILLIONS)
Consolidated Property and
 Casualty Subsidiaries
   1996...................     $164.2      $2,744.1       $--        $815.1    $1,898.3   $235.4
                               ======      ========       ====       ======    ========   ======
   1995...................     $157.5      $2,896.0       $--        $797.3    $1,863.2   $209.6
                               ======      ========       ====       ======    ========   ======
   1994...................     $155.0      $2,821.7       $--        $793.2    $1,791.3   $202.4
                               ======      ========       ====       ======    ========   ======

                      LOSSES AND LOSS
                   ADJUSTMENT EXPENSES
                 ------------------------
                                          AMORTIZATION
                                          OF DEFERRED  PAID LOSSES
                                             POLICY     AND LOSS
                                          ACQUISITION  ADJUSTMENT  NET PREMIUMS
                 CURRENT YEAR PRIOR YEARS   EXPENSES    EXPENSES     WRITTEN
                 ------------ ----------- ------------ ----------- ------------
   1996.........   $1,513.3     $(141.4)     $422.6     $1,387.2     $1,914.4
                   ========     =======      ======     ========     ========
   1995.........   $1,427.3     $(137.6)     $409.1     $1,266.5     $1,885.3
                   ========     =======      ======     ========     ========
   1994.........   $1,434.8     $(128.1)     $390.3     $1,217.1     $1,822.9
                   ========     =======      ======     ========     ========

--------
(1) The Company does not employ any discounting techniques.
(2) Reserves for losses and loss adjustment expenses are shown gross of $626.9 million, $763.5 million and $712.5 million of reinsurance recoverable on unpaid losses in 1996, 1995 and 1994, respectively. Unearned premiums are shown gross of prepaid premiums of $45.5 million, $43.8 million and $61.9 million in 1996, 1995 and 1994, respectively.

                                      LOGO

AFC9610K