Form 10-Q
period 1997-03-31
ALLMERICA FINANCIAL CORP
filed 1997-05-15
CIK 944695

FORM 10-Q

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 1997

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 50,270,905 of common stock outstanding, as of May 1, 1997.

                                     28
               Total Number of Pages Included in This Document

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Item 1.
Financial Statements
Consolidated Statements of Income                               3
Consolidated Statements of Shareholders' Equity                 4
Consolidated Balance Sheets                                     5
Consolidated Statements of Cash Flows                           6
Notes to Interim Consolidated Financial Statements              7 - 10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                             11 - 26

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                        27

SIGNATURES                                                      28

                   PART I - FINANCIAL INFORMATION
                   ITEM I - FINANCIAL STATEMENTS

                   ALLMERICA FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME


                                  (Unaudited)
                               Three Months Ended
                                    March 31,

(In millions, except
per share data)                   1997         1996
REVENUES
  Premiums                       $562.3       $547.6
  Universal life and
    investment product
    policy fees                    56.3         46.5
  Net investment income           163.4        161.1
  Net realized investment
    gains                          44.0         51.6
  Other income                     28.9         21.6
                                --------      --------
     Total revenues               854.9        828.4
                                --------      --------

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims,
  losses and loss
  adjustment expenses             492.3        496.9
Policy acquisition expenses       119.8        119.7
Loss from cession of
  disability income business       53.9          0.0
Other operating expenses          134.9        115.6
                                 -------      -------
  Total benefits, losses and
    expenses                      800.9        732.2
                                 -------      -------
Income before federal
income taxes                       54.0         96.2
                                 -------      -------
Federal income tax expense
  Current                           6.0         18.6
  Deferred                          3.7          5.6
                                 -------      -------
Total federal income tax
  expense                           9.7         24.2
                                 -------      -------
Income before minority
interest                           44.3         72.0

Minority interest
Distributions on Company-
obligated mandatorily
redeemable preferred
securities of subsidiary
trust                              (2.4)          0.0
Equity in earnings                (26.0)        (24.7)
                                --------       --------
                                  (28.4)        (24.7)
                                --------       --------
Net income                        $15.9         $47.3
                                ========       ========
PER SHARE DATA

Net income                        $0.32         $0.94
                                ========       ========
Dividends declared to
shareholders                      $0.05         $0.05
                                ========       ========
Weighted average shares
outstanding                        50.2          50.1
                                ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                    ALLMERICA FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      (Unaudited)
                                                   Three Months Ended
                                                       March 31,
(In millions)                                  1997               1996
COMMON STOCK
Balance at beginning and end of period         $0.5                $0.5
                                            -------             -------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period              1,382.5             1,382.5
Issuance costs of Company-obligated
mandatorily redeemable preferred
securities of subsidiary trust                 (3.7)                0.0
                                            -------            --------
Balance at end of period                    1,378.8             1,382.5
                                            -------            --------
RETAINED EARNINGS
Balance at beginning of period                210.1                38.2
Net income                                     15.9                47.3
Dividends to shareholders                      (2.5)               (2.5)
                                            --------           --------
Balance at end of period                      223.5                83.0
                                            --------           --------
NET UNREALIZED APPRECIATION ON INVESTMENTS
Balance at beginning of period                131.6               153.0
Net depreciation on available-for-sale
securities                                   (136.3)             (133.4)
Benefit for deferred federal income taxes      47.7                46.7
Minority interest                              26.2                23.6
                                            --------           --------
Balance at end of period                       69.2                89.9
                                            --------           --------

Total shareholders' equity                 $1,672.0            $1,555.9
                                           ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                             ALLMERICA FINANCIAL CORPORATION
                               CONSOLIDATED BALANCE SHEETS

                                         (Unaudited)
                                           March 31,             December 31,
(In millions, except per share data)       1997                  1996
ASSETS
Investments:
  Fixed maturities-at fair value
  (amortized cost of $7,314.1 and
   $7,305.5)                                $7,358.2             $7,487.8
  Equity securities-at fair value
  (cost of $265.4 and $328.2)                  381.6                473.6
  Mortgage loans                               646.5                650.1
  Real estate                                  100.9                120.7
  Policy loans                                 135.8                132.4
  Other long-term investments                  135.3                128.8
                                            --------             --------
    Total investments                        8,758.3              8,993.4
                                            --------             --------
  Cash and cash equivalents                    553.3                178.5
  Accrued investment income                    151.8                149.0
  Deferred policy acquisition costs            831.4                822.7
  Reinsurance receivable on paid and unpaid
   losses,benefits and unearned premiums       841.4                875.6
  Deferred federal income taxes                122.6                 93.2
  Premiums, accounts and notes receivable,
   net                                         542.5                533.0
  Other assets                                 314.8                307.5
  Closed Block assets                          803.7                811.8
  Separate account assets                    6,705.8              6,233.0
                                           ---------            ---------
Total assets                               $19,625.6            $18,997.7
                                           =========            =========

LIABILITIES
Policy liabilities and accruals:
  Future policy benefits                    $2,610.7             $2,613.7
  Outstanding claims, losses and loss
    adjustment expenses                      2,890.0              2,944.1
  Unearned premiums                            828.0                822.5
  Contractholder deposit funds and other
    policy liabilities                       1,926.9              2,060.4
                                            --------             --------
    Total policy liabilities and accruals    8,255.6              8,440.7
                                            --------             --------
Expenses and taxes payable                     712.5                622.3
Reinsurance premiums payable                    30.1                 31.4
Short-term debt                                 67.6                 38.4
Deferred federal income taxes                   19.1                 34.7
Long-term debt                                 202.2                202.2
Closed Block liabilities                       883.9                892.1
Separate account liabilities                 6,700.2              6,227.2
                                            --------             --------
    Total liabilities                       16,871.2             16,489.0
                                            --------             --------
Minority interest:
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary
    trust                                      300.0                  0.0
  Common stock                                 782.4                784.0
                                            ---------            ---------
Total minority interest                      1,082.4                784.0
                                            ---------            ---------
Commitments and contingencies

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 20.0
    million shares authorized, none issued       0.0                 0.0
  Common stock, $0.01 par value, 300.0
    million shares authorized, 50.1 million
      shares issued and outstanding              0.5                 0.5
  Additional paid-in capital                 1,378.8             1,382.5
  Unrealized appreciation on investments,
    net                                         69.2               131.6
  Retained earnings                            223.5               210.1
                                           ---------           ---------
Total shareholders' equity                   1,672.0             1,724.7
                                           ---------           ---------
Total liabilities and shareholders'
equity                                     $19,625.6           $18,997.7
                                           =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                                           ALLMERICA FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (Unaudited)
                                                     Three Months
                                                    Ended March 31,
(In millions)                                    1997                1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $15.9                $47.3
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Minority interest                              28.4                 24.7
  Net realized gains                            (44.9)               (52.2)
  Net amortization and depreciation               6.3                 14.6
  Deferred federal income taxes                   3.7                  5.6
  Change in deferred acquisition costs            8.8                (11.0)
  Change in premiums and notes receivable,
    net of reinsurance payable                  (10.6)               (38.5)
  Change in accrued investment income            (3.4)                (1.7)
  Change in policy liabilities and
    accruals, net                               (61.3)               (17.7)
  Change in reinsurance receivable               34.3                 23.6
  Change in expenses and taxes
    payable                                      89.7                166.4
  Separate account activity, net                  0.2                 (0.5)
  Other, net                                    (12.4)               (45.3)
                                             ---------             ---------
Net cash provided by operating
activities                                       54.7                115.3
                                             ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of
  available-for-sale fixed maturities           891.3               1,055.1
Proceeds from disposals of equity
  securities                                    116.3                 165.6
Proceeds from disposals of other
  investments                                    29.0                  17.6
Proceeds from mortgages matured or
  collected                                      25.5                  49.5
Purchase of available-for-sale fixed
  maturities                                   (910.0)             (1,410.7)
Purchase of equity securities                   (16.0)                (41.6)
Purchase of other investments                   (32.2)                 (5.8)
Capital expenditures                             (3.3)                 (0.9)
Other investing activities, net                   0.1                   4.1
                                             ---------             ---------
Net cash provided by (used in)
investing activities                            100.7                (167.1)
                                             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to
 contractholder deposit funds                     56.7                 116.1
Withdrawals from contractholder deposit
 funds                                          (175.0)               (330.3)
Change in short-term debt                         29.2                 158.7
Net proceeds from issuance of Company-
 obligated mandatorily redeemable preferred
  securities of subsidiary trust                 296.3                   0.0
Dividends paid to shareholders                    (3.5)                 (3.5)
Subsidiary treasury stock purchased,at cost        0.0                 (23.6)
                                              ---------             ---------
Net cash provided by (used in)
financing activities                             203.7                 (82.6)
                                              ---------             ---------
Net change in cash and cash equivalents          359.1                (134.4)
Net change in cash held in the Closed
  Block                                           15.7                 (16.0)
Cash and cash equivalents, beginning
  of period                                      178.5                 289.5
                                              ---------             ---------
Cash and cash equivalents, end of period        $553.3                $139.1
                                              =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Allmerica Financial Corporation ("AFC" or the "Company") have been prepared in accordance with generally accepted accounting principles for stock life insurance companies for interim financial information and with the requirements of form 10-Q.

The interim consolidated financial statements of AFC include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC"), its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), and Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a 59.5%-owned non-insurance holding company). The Closed Block assets and liabilities at March 31, 1997 and December 31, 1996 are presented in the consolidated financial statements as single line items. Results of operations for the Closed Block for the three months ended March 31, 1997 and 1996 are included in other income in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Minority interest relates to the Company's investment in Allmerica P&C and its subsidiary, The Hanover Insurance Company ("Hanover"). Hanover's 82.5%-owned subsidiary is Citizens Corporation, the holding company for Citizens Insurance Company of America ("Citizens"). Minority interest also includes an amount related to the minority interest in Citizens Corporation.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Certain reclassifications have been made to the 1996 consolidated statements of income in order to conform to the 1997 presentation. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1996 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2.  Significant Transactions

In April 1997, the Company entered into a letter of intent for the 100% coinsurance of its disability income line of business. The consummation of the transaction is subject to a number of conditions, including the negotiation and execution of definitive documentation and the receipt of regulatory approvals. The proposed transaction has resulted in the recognition of a $53.9 million pre-tax loss.

On February 19, 1997, AFC and Allmerica P&C entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which AFC will acquire all of the outstanding Common Stock, $1.00 par value per share, of Allmerica P&C that it does not already own for consideration consisting of $17.60 in cash, without interest, and 0.4 shares of Common Stock, $0.01 par value, of AFC (the "AFC Common Stock"), subject to adjustment. The maximum number of shares of AFC Common Stock to be issued in the Merger is approximately 9.67 million shares. Also, immediately prior to the Merger, Allmerica P&C's Certificate of Incorporation will be amended to authorize a new class of Common Stock, one share of which will be exchanged for each share of Common Stock currently held by SMA Financial Corp., a wholly-owned subsidiary of AFC. The consummation of the Merger is subject to the satisfaction of various conditions, including the approval of regulatory authorities.

On February 3, 1997, AFC Capital Trust (the "Trust"), a subsidiary business trust of AFC, issued $300.0 million Series A Capital Securities ("Capital Securities"), which pay cumulative dividends at a rate of 8.207% semiannually commencing August 15, 1997. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in an equivalent amount of 8.207% Junior Subordinated Deferrable Interest Debentures due 2027 of AFC (the "Subordinated Debentures"). Through certain guarantees, the Subordinated Debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the Trust under the Capital Securities. Net proceeds from the offering of approximately $296.3 million are intended to fund a portion of the acquisition of the 24.2 million publicly held shares of Allmerica P&C pursuant to the Merger Agreement.

3. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 1997 and 1996, has been computed using estimated effective tax rates for the AFC and Allmerica P&C tax-paying groups. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

4. Closed Block

Included in other income in the Consolidated Statements of Income in the first three months of 1997 and 1996 is a net pre-tax contribution from the Closed Block of $5.5 million and $3.4 million, respectively. Summarized financial information of the Closed Block is as follows:

                                          (Unaudited)
                                          March 31,            December 31,
                                          1997                 1996
(In millions)
ASSETS
Fixed maturities, at fair value
(amortized cost of $418.5 and $397.2)     $416.9               $403.9
Mortgage loans                             113.3                114.5
Policy loans                               227.6                230.2
Cash and cash equivalents                    8.4                 24.1
Accrued investment income                   14.9                 14.3
Deferred policy acquisition costs           19.8                 21.1
Other assets                                 2.8                  3.7
                                         --------             --------
Total assets                              $803.7               $811.8
                                         ========             ========
LIABILITIES
Policy liabilities and accruals           $873.2               $883.4
Other liabilities                           10.7                  8.7
                                         --------             --------
Total liabilities                         $883.9               $892.1
                                         ========             ========

                                               (Unaudited)
                                            Three Months Ended
                                                March 31,
                                          1997                 1996
REVENUES
Premiums                                  $29.3                $29.6
Net investment income                      13.5                 13.1
Net realized investment gains               0.9                  0.6
                                         -------              -------
Total revenues                             43.7                 43.3
                                         -------              -------
BENEFITS AND EXPENSES
Policy benefits                            37.3                 38.7
Policy acquisition expenses                 0.9                  0.9
Other operating expenses                    0.0                  0.3
                                         -------              -------
Total benefits and expenses                38.2                 39.9
                                         -------              -------
Contribution from the Closed Block        $ 5.5                $ 3.4
                                         =======              =======

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

5. Segment Information

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

The Retirement and Asset Management group includes three segments: Retail Financial Services, Institutional Services and Allmerica Asset Management. The Retail Financial Services segment includes variable annuities, variable universal life, and traditional insurance products distributed via retail channels to individuals across the country. The Institutional Services segment includes primarily group retirement products such as 401(k) plans, tax-sheltered annuities and GIC contracts which are distributed to institutions across the country via worksite marketing and other arrangements. Allmerica Asset Management is a Registered Investment Advisor which provides investment advisory services, primarily to affiliates, and to other institutions, such as insurance companies and pension plans.

In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of the proceeds from the issuance of Company-obligated mandatorily redeemable preferred securities, Senior Debentures and a portion of the net proceeds from the Company's initial public offering.

Summarized below is financial information with respect to business segments for the periods indicated.

                                         (Unaudited)
                                      Three Months Ended
                                          March 31,
(In millions)                       1997              1996

Revenues:
  Risk Management
    Regional Property and
      Casualty                     $576.6            $563.3
    Corporate Risk Management
      Services                       93.9              86.8
                                  --------          --------
        Subtotal                    670.5             650.1
                                  --------          --------

Retirement and Asset Management
  Retail Financial Services         117.1             107.1
  Institutional Services             64.0              71.8
  Allmerica Asset Management          2.3               1.0
                                  --------          --------
        Subtotal                    183.4             179.9
                                  --------          --------
Corporate                             3.8               0.5
Eliminations                         (2.8)             (2.1)
                                  --------          --------
        Total                      $854.9            $828.4
                                  ========          ========
Income (loss) from continuing
  operations before income taxes:
    Risk Management
      Regional Property and
        Casualty                   $ 71.7            $ 67.5
      Corporate Risk Management
        Services                      2.0               4.1
                                  --------          --------
        Subtotal                     73.7              71.6
                                  --------          --------

    Retirement and Asset Management
      Retail Financial Services     (33.3)             14.9
      Institutional Services         14.7              13.4
      Allmerica Asset Management      0.1               0.3
                                  --------          --------
        Subtotal                    (18.5)             28.6
                                  --------          --------
      Corporate                      (1.2)             (4.0)
                                  --------          --------
        Total                      $ 54.0            $ 96.2
                                  ========          ========

                                 (Unaudited)
                                    As of              As of
                                  March 31,        December 31,
                                    1997               1996
Identifiable assets:
  Risk Management
    Regional Property and
      Casualty                   $ 5,663.7         $ 5,703.9
  Corporate Risk Management
      Services                       519.6             506.0
                                 ----------        ----------
        Subtotal                   6,183.3           6,209.9
                                 ----------        ----------
Retirement and Asset Management
  Retail Financial Services        9,237.6           8,873.5
  Institutional Services           3,843.5           3,879.0
  Allmerica Asset Management           2.7               2.4
                                 ----------        ----------
        Subtotal                  13,083.8          12,754.9
    Corporate                        358.5              32.9
                                 ----------        ----------
        Total                    $19,625.6         $18,997.7
                                 ==========        ==========

6.  Earnings Per Share

Earnings per share are based on a monthly weighted average of shares outstanding. The weighted average number of shares of common stock and equivalents was 50.2 million and 50.1 million for the three month periods ended March 31, 1997 and 1996, respectively.

Recently the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which supersedes APB Opinion No. 15, Earnings Per Share. This standard replaces the primary EPS requirements with a basic EPS computation and requires a dual presentation of basic and diluted EPS for those companies with complex capital structures. The Company intends to adopt the standards of Statement No. 128 for financial statements issued after December 15, 1997. The impact of this statement is expected to be immaterial on the Company's EPS calculation.

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

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC") its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a 59.5%-owned non-insurance holding company), The Hanover Insurance Company ("Hanover", a wholly owned subsidiary of Allmerica P&C), Citizens Corporation ("Citizens", an 82.5%-owned subsidiary of Hanover), Citizens Insurance Company of America (a wholly owned subsidiary of Citizens) and certain other insurance and non-insurance subsidiaries.

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

The contribution from the Closed Block is included in `Other income' in the interim Consolidated Financial Statements. The pre-tax contribution from the Closed Block was $5.5 million for the three months ended March 31, 1997 and $3.4 million for the three months ended March 31, 1996.

FAFLIC's conversion to a stock life insurance company, which was completed October 16, 1995, and the establishment of the Closed Block have affected the presentation of the Company's interim Consolidated Financial Statements. For comparability with prior periods, the following table presents the results of operations of the Closed Block combined with the results of operations outside the Closed Block for the three months ended March 31, 1997 and 1996. Management's discussion and analysis addresses the results of operations as combined unless otherwise noted.


                                                 (Unaudited)
                                             Three Months Ended
                                                  March 31,
(In millions)                         1997                         1996

REVENUES
Premiums                             $591.6                       $577.2
Universal life and investment
product policy fees                    56.3                         46.5
Net investment income                 176.9                        174.2
Net realized investment gains          44.9                         52.2
Other income                           23.4                         18.2
                                    --------                      --------
Total revenues                        893.1                        868.3
                                    --------                      --------
BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses
 and loss adjustment expenses.        529.6                        535.6
Policy acquisition
 expenses                             120.7                        120.6
Loss from cession of disability
 income business                       53.9                          0.0
Other operating expenses              134.9                        115.9
                                    --------                      --------
Total benefits, losses and expenses   839.1                        772.1
                                    --------                      --------

Income before federal income
taxes                                  54.0                         96.2
                                    --------                      --------
Federal income tax expense
  Current                               6.0                         18.6
  Deferred                              3.7                          5.6
                                    --------                      --------
    Total federal income tax expense    9.7                         24.2
                                    --------                      --------
Income before minority interest        44.3                         72.0

Minority interest
  Distributions on Company-obligated
    mandatorily redeemable preferred
      securities of subsidiary trust   (2.4)                         0.0
Equity in earnings                    (26.0)                       (24.7)
                                    --------                      --------
                                      (28.4)                       (24.7)
                                    --------                      --------

Net income                            $15.9                        $47.3
                                    ========                      ========

Results of Operations

Consolidated Overview

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31,1996

The Company's consolidated net income for the first quarter decreased $31.4 million, or 66.4%, to $15.9 million, compared to the same period in 1996. Net income includes certain items which management believes are not indicative of overall operating trends.

The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest as applicable.


                                                (Unaudited)
                                             Three Months Ended
                                                 March 31,

(In millions)                                 1997                      1996
Net income                                   $15.9                      $47.3
Adjustments:
  Net realized investment gains              (17.7)                     (20.8)
  Contingency payment from sale of mutual
    fund processing business                   0.0                       (1.0)
  Loss from cession of disability income
    business                                  35.0                        0.0
                                           --------                    --------
      Adjusted net income                    $33.2                      $25.5
                                           ========                    ========

The increase in adjusted net income of $7.7 million, or 30.2%, is primarily attributable to pre-tax increases of $8.6 million and $7.8 million in the Regional Property and Casualty and Retail Financial Services segments, respectively, partially offset by pre-tax decreases of $2.5 million and $1.7 million in the Corporate Risk Management and Corporate segments, respectively. The increase in the Regional Property and Casualty segment was primarily a result of increased net investment income and a decrease in underwriting losses due to fewer catastrophes and other weather related losses. The increase in the Retail Financial Services segment related primarily to growth in variable products' fee income, partially offset by less favorable mortality experience.
 These increases were partially offset by a reduction of adjusted net income in the Corporate Risk Management Services' segment, primarily due to adverse claims experience in the group life product line. Additionally, the decrease in the Corporate segment's adjusted net income resulted from accrued distributions on the Company-obligated mandatorily redeemable preferred securities of the subsidiary trust ("Capital Securities"), issued February 3, 1997.

Premium revenue increased $14.4 million , or 2.5%, to $591.6 million in the first quarter of 1997. Property and Casualty premiums earned increased $10.0 million, or 2.2%, to $475.1 million, reflecting the accounting effects of restructuring a reinsurance contract at Hanover, increasing both net premiums earned and losses in the personal automobile line by approximately $4.0 million. In addition, a 2.6% increase in policies in force in Hanover's personal automobile line as well as a 2.5% increase in policies in force in Hanover's homeowners line, contributed to the increase in net premiums earned. Growth in Citizens' premiums of $5.4 million is attributable to increases in net premiums earned in Ohio and Indiana resulting from expansion in these states, a decrease in premiums ceded to the Michigan Catastrophic Claims Association ("MCCA") and to increases in personal automobile and homeowners rates. Premiums in the Corporate Risk Management segment increased $4.9 million, or 6.6%, to $78.7 million due to increases in reinsurance, fully insured group dental and stop loss product lines, partially offset by a decrease in risk-sharing products.

Universal life and investment product policy fees increased $9.8 million, or 21.1%, reflecting additional deposits and appreciation on variable products' account balances.

Net investment income increased $2.7 million, or 1.5% to $176.9 million. This increase is primarily due to increased income on fixed maturities as a result of the continued shift to higher yielding, longer duration debt securities, and the temporary investment of the proceeds from the issuance of Capital Securities in the first quarter of 1997. These increases were offset by a reduction in invested assets due to declining Guaranteed Investment Contracts ("GICs") deposits and by a decrease in real estate income due to continued sales of these properties in 1997.

Net realized investment gains were $44.9 million and $52.2 million, before taxes, and $17.7 million and $20.8 million, net of taxes and minority interest, for the three months ended March 31, 1997 and 1996, respectively. In the Regional Property and Casualty segment, net realized gains decreased $7.7 million, or 16.9%, reflecting a decrease in the sale of equity securities by Hanover. The Retail Financial Services segment realized investment gains of $0.9 million in the first quarter of 1996 decreased $2.2 million to net realized losses of $1.3 million in the first quarter of 1997, due primarily to less favorable market interest rate conditions in the first quarter of 1997, which were reflected in disposals of fixed maturities. Additionally, an increase in the Institutional Services segment's real estate sales during the first quarter of 1997 contributed to an increase in net realized gains of $1.5 million.

Other income increased $5.2 million, or 28.6%, to $23.4 million in the first quarter of 1997. Other income in the Retail Financial Services segment increased $2.4 million, primarily attributable to increased investment management income resulting from increased assets under management. Additionally, Corporate Risk Management Services' other income increased $1.1 million, or 13.3% to $9.4 million in the first quarter of 1997, due primarily to growth in Administrative Services Only ("ASO") fees. Additionally, other income in the Regional Property and Casualty segment increased $2.0 million in the first quarter of 1997.

Policy benefits, claims, losses and loss adjustment expenses decreased $6.0 million, or 1.1% to $529.6 million in the first quarter of 1997, primarily due to a $10.7 million, or 23.8%, decrease in policy benefits in the Institutional Services segment principally resulting from the continuing decline of GICs. This decrease was offset by a $6.6 million, or 12.7%, increase in the Corporate Risk Management segment primarily due to unfavorable mortality experience in the group life product line in the first quarter of 1997 compared to unusually favorable mortality experience in the first quarter of 1996. Additionally, underwriting losses in the Regional Property and Casualty segment decreased $2.9 million due to decreased catastrophes and other weather related losses at Hanover, partially offset by reduced favorable development of prior year reserves at Hanover.

Policy acquisition expenses consist primarily of commissions, premium taxes and other policy issuance costs. Policy acquisition expenses remained relatively unchanged in the first quarter of 1997 compared to the first quarter of 1996 increasing $0.1 million to $120.7 million.

Results in the first quarter of 1997 included a $53.9 million pre-tax loss resulting from an agreement to cede the Company's disability income line of business.

Other operating expenses increased $19.0 million, or 16.4%, to $134.9 million in the first quarter of 1997. Other operating expenses in the Regional Property & Casualty segment increased $10.7 million, or 25.0%, to $53.5 million reflecting increased involuntary pool related expenses at Hanover, in addition to increased technology expenses at both Hanover and Citizens. Other operating expenses in the Retail Financial Services segment increased $2.9 million, or 10.6%, to $30.3 million primarily due to growth in variable life insurance and annuities product lines. The increase of $2.5 million of other operating expenses in the Corporate Risk Management Services segment resulted from increased commissions and premium taxes from growth in premiums and ASO fees.

Federal income tax expense decreased $14.5 million in the first quarter of 1997, while the effective tax rate decreased from 25.2% to 17.8% in the same period. For the life insurance subsidiaries, a decrease in the effective tax rate from an expense of 36.7% to a benefit of 29.9% resulted primarily from an $18.9 million tax benefit related to the agreement to cede the individual disability income business. For the Regional Property and Casualty subsidiaries, the effective rate remained relatively unchanged, increasing from 20.3% to 20.8%.

Segment Results

The following is management's discussion and analysis of the Company's results of operations by business segment. The Company offers financial products and services in two major areas: Risk Management and Retirement and Asset Management. Within these broad areas, the Company conducts business principally in five operating segments. These segments are Regional Property and Casualty; Corporate Risk Management Services; Retail Financial Services; Institutional Services; and Allmerica Asset Management. The Regional Property and Casualty segment consists of the Company's 59.5% ownership of Allmerica P&C; however, all property and casualty results presented include 100% of Allmerica P&C's pre-tax results of operations, consistent with the presentation in the Company's consolidated financial statements. The other segments are all owned and operated by FAFLIC and its wholly-owned subsidiaries.

In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of the proceeds from the issuance of Company-obligated mandatorily redeemable preferred securities, Senior Debentures and a portion of the net proceeds from the Company's initial public offering.

Risk Management

Regional Property and Casualty

The following table summarizes the results of operations for the Regional Property and Casualty segment.


                                              (Unaudited)
                                             Quarter Ended
                                               March 31,
(In millions)                          1997                       1996
Revenues
  Net premiums earned                 $475.1                     $465.1
  Net investment income                 61.3                       52.3
  Net realized gains                    37.8                       45.5
  Other income                           2.4                        0.4
                                     --------                   --------
Total revenues                         576.6                      563.3

Losses and LAE<FN1>                    348.2                      349.3
Policy acquisition and other
operating expenses                     156.7                      146.5
                                     --------                    --------
Income before taxes                    $71.7                      $67.5
                                     ========                    ========

<FN1>
Includes policyholders' dividends of $1.6 million and $3.1 million for the quarters ended March 31, 1997 and 1996, respectively.

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

INCOME BEFORE TAXES

Income before taxes increased $4.2 million, or 6.2%, to $71.7 million in the first quarter of 1997. Net realized gains were $37.8 million during the first quarter of 1997, versus $45.5 million during the comparable period of 1996, reflecting a decrease in the sale of equity securities by Hanover. Excluding realized gains and losses, income before taxes increased $11.9 million, to $33.9 million in the first quarter of 1997. This increase is primarily attributable to a $9.0 million increase in net investment income, in addition to a $2.9 million decrease in the underwriting loss. The growth in net investment income resulted primarily from an increase in average invested assets and Regional Property & Casualty's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities.
 The slight improvement in underwriting results is primarily attributable to decreased catastrophes and other weather related losses at Hanover, partially offset by reduced favorable development of prior year reserves at Hanover and higher policy acquisition and other underwriting expenses at both Hanover and Citizens.

LINES OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 62.2% and 60.2% of total net premiums earned in the first quarter of 1997 and 1996, respectively.

                              Hanover          Citizens          Consolidated
For the Quarters Ended     1997      1996    1997      1996     1997      1996
March 31 (In millions)
Net premiums earned      $151.7     $145.1   $143.7   $135.1   $295.4   $280.2
Losses and loss
adjustment expenses       112.8      116.3    113.8    107.4    226.6    223.7
Policy acquisition and
other underwriting
expenses                   51.0       49.0     39.5     36.4     90.5     85.4
                        --------    -------  -------  -------  -------  -------
Underwriting loss       $ (12.1)    $(20.2)   $(9.6)   $(8.7)  $(21.7)  $(28.9)
                        ========    =======  =======  =======  =======  =======

Revenues

Personal lines' net premiums earned increased $15.2 million, or 5.4%, to $295.4 million during the first quarter of 1997, compared to $280.2 million in the first quarter of 1996. Hanover's personal lines net premiums earned increased $6.6 million, or 4.5%, to $151.7 million during the first quarter of 1997.
This increase was primarily attributable to an increase in the personal automobile line associated with the accounting effects of restructuring a reinsurance contract, increasing net premiums earned by approximately $4.0 million. A 2.6% increase in polices in force in the personal automobile line as well as a 2.5% increase in policies in force in the homeowners' line, since March 31, 1996, also contributed to the increase in net premiums earned. These increases were partially offset by a mandated 6.2% decrease in Massachusetts personal automobile rates which became effective January 1, 1997. In March 1997, the Massachusetts Division of Insurance approved Hanover's plan to offer a safe driver's discount of 10% on automobile insurance premiums. Management believes these rate decreases may unfavorably impact premium growth in Massachusetts. Approximately 39% of Hanover's personal automobile business is currently written in Massachusetts.

Citizens' personal lines net premiums earned increased $8.6 million, or 6.4%, to $143.7 million in the first quarter of 1997. This increase is primarily attributable to a decrease in premiums ceded to MCCA and to increases in personal automobile and homeowners rates. The non-recurring decrease in premiums ceded to MCCA was a result of a lower surcharge effective January 1, 1997 for personal automobile policies written. This growth is partially offset by a 2.0% decrease in policies in force in the personal automobile line since March 31, 1996, attributable to continued strong competition in Michigan.

Underwriting results

The personal lines' underwriting loss in the first quarter of 1997 decreased $7.2 million, to a loss of $21.7 million. Hanover's underwriting results improved $8.1 million, to a loss of $12.1 million. Citizens' underwriting loss increased $0.9 million, to a loss of $9.6 million.

Hanover's personal lines losses and LAE decreased $3.5 million, or 3.0%, to $112.8 million in the first quarter of 1997. This decrease is primarily attributable to an $18.2 million decrease in losses and LAE in the homeowners line resulting from decreased catastrophes during the first quarter of 1997. Catastrophe losses in Hanover's personal lines decreased $16.1 million, to $1.7 million in the first quarter of 1997 from $17.8 million in the comparable period of 1996. These decreases were significantly offset by a $14.8 million increase in losses and LAE in the personal automobile line, primarily reflecting a $9.0 million reduction in favorable development of prior year reserves and an increase in current year claims severity, in addition to the aforementioned accounting effects of restructuring a reinsurance contract. Citizens' underwriting loss increased $0.9 million to a loss of $9.6 million during the first quarter of 1997. Catastrophe losses increased $1.2 million over the prior year first quarter, primarily in the homeowners line.

Policy acquisition and other underwriting expenses in the personal lines increased $5.1 million, or 6.0%, to $90.5 million in the first quarter of 1997, reflecting increased involuntary pool related expenses at Hanover, growth in net premiums earned primarily at Citizens, and higher technology expenses at both Hanover and Citizens.

Commercial Lines of Business

The commercial lines of business represented 37.8% and 39.8% of total net premiums earned in the first quarter of 1997 and 1996, respectively.

                             Hanover             Citizens          Consolidated
For the Quarters Ended    1997      1996     1997       1996     1997     1996
March 31 (In millions)
Net premiums earned      $113.5    $115.5    $66.2     $69.4    $179.7  $184.9
Losses and loss
 adjustment expenses       75.3      74.4     44.7      48.1     120.0   122.5
Policy acquisition and
 other underwriting
  expenses                 46.5      43.7     17.7      17.4      64.2    61.1
Policyholders' dividends    0.0       1.3      1.6       1.8       1.6     3.1
                          ------    ------    ------   ------   ------   ------
Underwriting (loss) profit$(8.3)    $(3.9)    $2.2      $2.1     $(6.1)  $(1.8)
                          ======    ======    ======   ======   ======   ======


Revenues

Commercial lines' net premiums earned decreased $5.2 million, or 2.8%, to $179.7 million in the first quarter of 1997. Hanover's commercial lines net premiums earned decreased $2.0 million, or 1.7%, to $113.5 million. This decrease is primarily attributable to rate decreases of 6.7% since January 1, 1997, in the workers' compensation line. Citizens' commercial lines net premiums earned decreased $3.2 million, or 4.6%, to $66.2 million in the first quarter of 1997. This decrease is primarily attributable to decreases in rates for workers' compensation. Rates in this line were decreased 6.4% and 8.7% effective June 1, 1996 and March 1, 1997, respectively. Management believes competitive conditions in the workers' compensation line may impact future growth in net premiums earned.

Underwriting results

The commercial lines' underwriting loss for the first quarter of 1997 increased $4.3 million, to a loss of $6.1 million. Hanover's underwriting loss increased $4.4 million, to a loss of $8.3 million and Citizens' underwriting profit increased $0.1 million, to a profit of $2.2 million in the first quarter of 1997.

Hanover's commercial lines losses and LAE increased $0.9 million, or 1.2%, to $75.3 million in the first quarter of 1997. This increase is primarily attributable to increases in losses and LAE in the workers' compensation and commercial automobile lines of $5.1 million and $6.1 million, respectively.
The increase in the workers' compensation line resulted from a decrease in favorable claims experience on prior accident years in addition to an increase in loss severity. Commercial automobile losses and LAE increased as a result of a reduction in favorable claims experience on prior accident years. These increases were significantly offset by a decrease in losses and LAE in the commercial multiple peril lines of $7.0 million, to $35.6 million due to an increase in favorable development on prior accident years, as well as a decrease in catastrophes from $5.8 million in the first quarter of 1996 to $2.1 million in 1997.

Citizens' losses and LAE decreased $3.4 million, or 7.1%, to $44.7 million in the first quarter of 1997. This reflects a decrease in losses and LAE in the workers' compensation line of $5.7 million, or 28.9%, to $14.0 million, primarily as a result of favorable claims activity in prior accident years.

Policy acquisition and other underwriting expenses in the commercial segment increased $3.1 million, or 5.1%, to $64.2 million in the first quarter of 1997, primarily attributable to increased technology expenses at both Hanover and Citizens.

INVESTMENT RESULTS

Net investment income before taxes increased $9.0 million, or 17.2%, to $61.3 million during the first quarter of 1997 compared to $52.3 million in the comparable quarter of 1996. The increase in the first quarter of 1997 is primarily the result of an increase in average invested assets and Regional Property & Casualty's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average pre-tax yield on debt securities was 6.8% and

6.0% for the first quarter of 1997 and 1996, respectively. Average invested assets increased $97.4 million,or 2.5%, to $3,932.1 million at March 31, 1997 compared to $3,834.7 million at March 31, 1996.

Net realized gains on investments before taxes were $37.8 million and $45.5 million in the first quarter of 1997 and 1996, respectively. The decrease in net realized gains in the first quarter of 1997 reflects a decrease in the sale of equity securities at Hanover. In both periods, net realized investment gains resulted primarily from the sale of appreciated equity securities, due to Regional Property & Casualty's strategy of shifting to a higher level of debt securities.

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


For the quarter ended March 31, (In millions)      1997                  1996
Reserve for losses and LAE, beginning of
period                                           $2,744.1              $2,896.0
Incurred losses and LAE, net of
 reinsurance recoverable:

Provision for insured events of the
current year                                        382.2                377.6
Decrease in provision for insured events
of prior years                                      (35.6)               (31.4)
                                                  --------             --------
Total incurred losses and LAE                       346.6                346.2
                                                  --------             --------
Payments, net of reinsurance recoverable:

  Losses and LAE attributable to insured
   events of current year                           111.4                111.0
  Losses and LAE attributable to insured
   events of prior years                            269.2                232.7
                                                  --------             --------
Total payments                                      380.6                343.7
                                                  --------             --------
Change in reinsurance recoverable on unpaid
losses                                              (31.6)               (29.7)
                                                 ---------            ---------
Reserve for losses and LAE, end of period        $2,678.5             $2,868.8
                                                 =========            =========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $35.6 million and $31.4 million for the three month periods ended March 31, 1997 and 1996, respectively. The increase in favorable development on prior years' loss reserves of $4.2 million results primarily from a $12.4 million increase in favorable development at Citizens to $20.5 million. The favorable reserve development at Citizens in both years primarily reflects the initiatives taken by Citizens to manage medical costs in both automobile lines and the workers' compensation line, as well as the impact of the Michigan Supreme Court ruling on worker's compensation indemnity payments, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims. Hanover's favorable development decreased $8.2 million to $15.1 million during the first quarter of 1997. This decrease is primarily attributable to decreased favorable development in the personal automobile and workers' compensation lines, partially offset by an increase in favorable development in the commercial multiple peril line.

The Regional Property and Casualty segment regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactment, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information,
(iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies, and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

Corporate Risk Management Services

The following table summarizes the results of operations for the Corporate Risk Management Services ("CRMS") segment for the periods indicated.

                                                (Unaudited)
                                               Quarter Ended
                                                  March 31,
(In millions)                               1997                   1996
Premiums and premium equivalents
  Premiums                                  $78.7                  $73.8
  Premium equivalents                       150.8                  142.6
                                           -------                -------
Total premiums and premium
equivalents                                $229.5                 $216.4
                                           =======                =======
Revenues
  Premiums                                  $78.7                  $73.8
  Net investment income                       5.5                    4.8
  Net realized gains (losses)                 0.3                   (0.1)
  Other income                                9.4                    8.3
                                           -------                 -------
Total revenues                               93.9                   86.8

Policy benefits, claims and losses           58.6                   52.0
Policy acquisition expenses                   0.9                    0.8
Other operating expenses                     32.4                   29.9
                                           -------                 -------
Income before taxes                          $2.0                   $4.1
                                           =======                 =======

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

Income before taxes decreased $2.1 million, or 51.2%, to $2.0 million in the
first quarter of 1997 compared to the same period in 1996.   In the first
quarter of 1996, CRMS released reserves of $1.2 million related to a litigation settlement. Excluding this item, income before taxes decreased $0.9 million, or 31.0%. This decrease was primarily due to adverse claims experience in the group life product line, partially offset by improved claims experience in the group long-term disability line and by growth in the Company's reinsurance, fully insured group dental, stop loss and ASO product lines.

Premiums increased $4.9 million, or 6.6%, to $78.7 million in the first quarter of 1997, primarily due to increases in reinsurance, fully insured group dental and stop loss product lines totaling $6.2 million. These increases were partially offset by a decrease of $1.8 million in risk-sharing premiums due to cancellations.

Other income increased $1.1 million, or 13.3%, to $9.4 million in the first quarter of 1997, due to growth in ASO fees.

Policy benefits, claims and losses increased $6.6 million, or 12.7%, to $58.6 million in the first quarter of 1997. Excluding the aforementioned reserve release, policy benefits, claims and losses increased $5.4 million, or 10.2%. This increase is primarily due to an increase in group life claims of $4.8 million due to unfavorable experience in the first quarter of 1997 combined with unusually favorable claims experience in the first quarter of 1996. Growth in the fully insured dental product line also contributed $2.2 million to the increase. These increases were partially offset by improved morbidity in the long-term disability income line which resulted in a $1.8 million decrease in claims.

Other operating expenses increased $2.5 million, or 8.4%, to $32.4 million in the first quarter of 1997, primarily due to increases in commissions resulting from the growth in premiums and ASO fees.

Retirement and Asset Management

Retail Financial Services

The following table summarizes the results of operations for the Retail Financial Services segment for the periods indicated.

                                           (Unaudited)
                                          Quarter Ended
                                            March 31,
(In millions)                     1997                     1996
Revenues
Premiums                         $37.8                     $38.3
Fees                              49.7                      42.5
Net investment income             60.6                      59.2
Net realized (losses) gains       (1.3)                      0.9
Other income                       8.5                       6.1
                                -------                    -------
Total revenues                   155.3                     147.0

Policy benefits, claims and
losses                            88.5                      89.3
Policy acquisition expenses       15.9                      15.4
Loss from cession of disability
income business                   53.9                       0.0
Other operating expenses          30.3                      27.4
                                -------                    -------
(Loss) income before taxes      $(33.3)                    $14.9
                                =======                    =======

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

Income before taxes decreased $48.2 million, or 323.5%, to a loss before taxes of $33.3 million in the first quarter of 1997. This decrease is attributable to a $53.9 million loss in 1997 related to an agreement to cede the individual disability income business. Excluding this non-recurring charge, income before taxes increased $5.7 million, or 38.3%, to $20.6 million in the first quarter of 1997. This increase is primarily due to growth in variable products' fee income, partially offset by losses from sales of fixed maturities and less favorable mortality experience.

Premiums decreased $0.5 million, or 1.3%, to $37.8 million during the first quarter of 1997. This decrease is primarily due to the Company's decision in the first half of 1996 to discontinue issuing new individual disability income policies.

Fee revenue increased $7.2 million, or 16.9%, to $49.7 million in the first quarter of 1997 due to additional deposits and appreciation on variable products' account balances. Fees from annuities increased $5.8 million, or 48.7%, to $17.7 million in the first quarter of 1997 compared to the same period in 1996. Fees from variable universal life policies increased $2.1 million, or 20.6%, to $12.3 million in the first quarter of 1997. These increases were partially offset by a continued decline in fees from non-variable universal life. The Company expects fees on this product to decrease as policies in force and related contract values decline.

Net investment income increased $1.4 million, or 2.4%, to $60.6 million in the first quarter of 1997. This increase is primarily due to a series of modest portfolio shifts, beginning in the second quarter of 1996, to higher yielding debt securities, including longer duration and non-investment grade securities. During the first quarter of 1997, investment income from fixed maturities increased $2.6 million to $45.8 million as compared to $43.2 million in the same period in 1996. Related average yields rose from 7.5% in 1996 to 8.1% in 1997. This increase was partially offset by decreased investment income from real estate properties resulting from continued sales of real estate investments.

Net realized gains of $0.9 million for the quarter ended March 31, 1996 decreased $2.2 million to net realized losses of $1.3 million for the quarter ended March 31, 1997. This change is principally related to $2.0 million of losses on disposals of fixed maturities during the first quarter of 1997 versus $1.4 million of gains on disposals of fixed maturities for the first quarter of 1996, due to less favorable market interest rate conditions in the first quarter of 1997.

Other income increased $2.4 million, or 39.3%, to $8.5 million in 1997. This increase is primarily attributable to increased investment management fee income resulting from increased assets under management.

Policy benefits, claims, and losses decreased $0.8 million, or 0.9%, to $88.5 million in the first quarter of 1997. Universal life and variable universal life product lines increased $4.0 million due to unfavorable mortality experience during the first quarter of 1997. These increases were more than offset by decreased benefits of $1.4 million in the individual disability income line due to the Company's decision to discontinue selling this product, decreased benefits of $1.8 million in the individual annuities product due to reduced crediting rates, and decreased claims of $1.4 million in traditional benefits from improved mortality experience.

The loss from the cession of the disability income business of $53.9 million is a non-recurring charge related to an agreement to cede the Company's individual disability income block.

Other operating expenses include insurance taxes, licenses, fees, and administrative expenses incurred to support sales and marketing of products sold in this segment. The increase of $2.9 million, or 10.6%, to $30.3 million for the quarter ended March 31, 1997 is primarily related to an increase of $1.5 million in subadvisor fees and brokerage commissions, resulting from the growth in investments under management. Additionally, increases in commissions and premium taxes resulted from continued growth in the variable product lines.

Interest Margins

The results of the Retail Financial Services segment depend, in part, on the maintenance of profitable margins between investment results from investment assets supporting universal life and general account annuity products and the interest credited on those products. The following table sets forth interest earned, interest credited and the related interest margin.


                                              (Unaudited)
                                             Quarter Ended
                                               March 31,
(In millions)                      1997                        1996
Net investment income              $36.1                       $36.8
Less: Interest Credited             24.6                        25.0
                                  ------                       ------
Interest margins<FN1>              $11.5                       $11.8
                                  ======                       ======

<FN1>
Interest margins represent the difference between income earned on investment assets and interest credited to customers' universal life and general account annuity policies.

Interest margins were relatively consistent in 1997, as compared to 1996.

Institutional Services

The following table summarizes the results of operations for the Institutional Services segment for the periods indicated.


                                                (Unaudited)
                                               Quarter Ended
                                                  March 31,
(In millions)                           1997                      1996
Revenues
 Fees, premiums and non-insurance
  income<FN1>                           $10.0                     $8.2
 Net investment income
  GICs                                   20.7                     29.5
  Other                                  25.9                     28.2
 Net realized gains                       7.4                      5.9
                                        ------                   ------
Total revenues                           64.0                     71.8


Policy benefits, claims and losses
 Interest credited to GICs               17.7                     27.4
Other                                    16.6                     17.6
Policy acquisition expenses               0.7                      0.7
Other operating expenses                 14.3                     12.7
                                       -------                   -------
Income before taxes                     $14.7                    $13.4
                                       =======                   =======

<FN1>
Fees, premiums and non-insurance income includes fees from retirement services, institutional 401(K) recordkeeping services, and other miscellaneous non-insurance related fees.

Quarter Ended March 31, 1997 compared to Quarter Ended March 31, 1996

Income before taxes increased $1.3 million, or 9.7%, to $14.7 million in the first quarter of 1997. During the first quarter of 1996, Institutional Services recognized a contingency payment from the sale of the mutual fund processing business of $1.5 million. Excluding this item, income before taxes increased $2.8 million, or 23.5%. This change was primarily attributable to increased realized gains of $1.5 million and increased telemarketing income of $0.6 million, as well as an increase in the net

GIC margin of $0.9 million. These increases were partially offset by a $1.1 million reduction in the contribution from defined benefit plans primarily resulting from less favorable mortality in the first quarter of 1997 compared to the first quarter of 1996.

Fees, premiums and non-insurance income increased $1.8 million, or 22.0%, to $10.0 million in the first quarter of 1997. Excluding the aforementioned contingency payment, fees, premiums and non-insurance income increased $3.3 million, or 49.3%. This increase was primarily due to growth in the Company's new group variable life product line and telemarketing services line of $1.8 million and $1.3 million, respectively.

Net investment income related to GICs and interest credited to GIC contractholders have declined as a result of declining GIC deposits due to the downgrading in March 1995 of FAFLIC's S&P Rating to A+ (Good). As a result, sales of traditional GICs have substantially ceased. Management expects GIC deposits and related income to continue to decline. In the first quarter of 1997, the interest margin on GICs increased $0.9 million due to the combination of slightly higher investment yields and lower average crediting rates.

Other net investment income decreased $2.3 million, or 8.2% to $25.9 million in the first quarter of 1997. This decrease resulted from a decline in average invested assets due to cancellations of defined benefit plans, as well as transfers of certain plan assets to the separate accounts.

Net realized investment gains increased $1.5 million, or 25.4% to $7.4 million in the first quarter of 1997, as a result of sales of real estate during the quarter.

Other policy benefits, claims and losses consist primarily of benefits provided by the Company's defined contribution and defined benefit plans, including annuity benefits for certain defined benefit plan participants electing that option. Other policy benefits, claims and losses decreased from $17.6 million in the first quarter of 1996 to $16.6 million in the first quarter of 1997. This was primarily due to less favorable mortality in the defined benefit plan product line in the first quarter of 1997 compared to the first quarter of 1996..

Other operating expenses increased $1.6 million, or 12.6%, to $14.3 million in the first quarter of 1997. This increase was primarily attributable to growth in group variable life products and telemarketing services of $1.6 million and $0.7 million, respectively.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.

                                           (Unaudited)
                                          Quarter Ended
                                            March 31,
(In millions)                       1997                     1996
Fees and other income:
  External                          $0.4                     $0.2
  Internal                           1.9                      0.8
                                   ------                    -----
Total revenues                       2.3                      1.0
Other operating expenses             2.2                      0.7
                                   ------                    -----
Income before taxes                 $0.1                     $0.3
                                   ======                    =====


Since 1994, the Company has provided investment advisory and sub-advisory services, primarily to affiliates, through its registered investment advisor, Allmerica Asset Management ("AAM"). In the second quarter of 1996, AAM finalized contracts with two related parties, FAFLIC and AFLIAC, to provide investment advisory services at cost. The internal fees and corresponding operating expenses related to these contracts totaled $1.1 million for the quarter ended March 31, 1997.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.


                                               (Unaudited)
                                              Quarter Ended
                                                 March 31,
(In millions)                            1997                     1996
Revenues
 Investment and other income              $3.1                    $0.5
 Realized gain                             0.7                     0.0
                                         ------                 ------
Total revenues                             3.8                     0.5
Other operating expenses                   5.0                     4.5
                                         ------                 ------
Loss before taxes and minority interest   (1.2)                   (4.0)

Minority interest:
 Distributions on Company-obligated
  mandatorily redeemable preferred
   securities of subsidiary trust         (3.8)                    0.0
                                         ------                  ------
Loss before taxes                        $(5.0)                  $(4.0)
                                         ======                  ======


This segment consists primarily of $358.5 million of cash, investments, and other assets financed by the $296.3 million in net proceeds from the February 3, 1997 issuance of Company-obligated mandatorily redeemable preferred securities of a subsidiary trust, AFC Capital Trust. Investment and other income increased $2.6 million, to $3.1 million in 1997, primarily due to the net proceeds from these securities. These proceeds were invested in the short-term investment portfolio during the remainder of the first quarter of 1997. For all periods presented, other operating expenses consist principally of $3.8 million in interest expense on the Company's 7 5/8% Senior Debentures. Additionally, the Series A Capital Securities, issued by AFC Capital Trust, pay cumulative distributions at a rate of 8.207% semiannually commencing August 15, 1997. Minority interest represents the accrual of these distributions from the date of issuance.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:

                           March 31, 1997<FN1>           December 31, 1996<FN1>
(Dollars in millions)     Carrying     % of Total      Carrying    % of Total
                          Value        Carrying Value   Value    Carrying Value
Fixed maturities <FN2>   $7,775.1         77.2%        $7,891.7        79.4%
Equity securities<FN2>      381.6          3.8            473.6         4.8
Mortgages                   759.8          7.5            764.6         7.7
Policy loans                363.4          3.6            362.6         3.6
Real estate                 100.9          1.0            120.7         1.2
Cash and cash equivalents   561.7          5.6            202.6         2.0
Other invested assets       135.3          1.3            128.8         1.3
                        ---------      --------       ---------      --------
    Total               $10,077.8        100.0%        $9,944.6       100.0%
                        =========      ========       =========      ========

<FN1>
Includes Closed Block invested assets with a carrying value of $766.2 million and $772.7 million at March 31, 1997 and December 31, 1996, respectively.
<FN2>
The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets increased $133.2 million, or 1.3%, to $10.1 billion during the first quarter of 1997. This increase is primarily attributable to the net proceeds from the issuance of Capital Securities in the first quarter of 1997, partially offset by market value depreciation in the fixed maturities portfolio and a decline in invested assets related to the settlement of GIC contracts. Equity securities decreased $92.0 million, or 19.4%, to $381.6 million, as a result of the Regional Property and Casualty segment's continued shift in portfolio holdings from equity securities to fixed maturity securities. Despite this portfolio shift, fixed maturities decreased $116.6 million, or 1.5%, due primarily to market value depreciation of $146.5 million and to financing of net GIC withdrawals. Additionally, real estate decreased $19.8 million, or 16.4%, to $100.9 million during the first quarter of 1997 due to sales of investment properties. The Company intends to sell its holdings in this portfolio within the next several years. Cash and cash equivalents increased $359.1 million, or 177.2%, to $561.7 million primarily due to the investment of the net proceeds from the aforementioned Capital Securities issuance. These proceeds were held in short term securities during the first quarter of 1997.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National

Association of Insurance Commissioners, investment grade securities comprised 81.8% and 84.8% of the Company's total fixed maturity portfolio at March 31, 1997 and December 31, 1996, respectively. In 1996 and continuing in the first quarter of 1997, there was a modest shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average yield on debt securities was 7.6% and 6.9% for the quarters ended March 31, 1997 and 1996, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may continue to invest a portion of new funds in below investment grade fixed maturities or equity interests.

The following table illustrates asset valuation allowances and additions to or deductions from such allowances for the periods indicated.

                                                      Other
                                                      Invested
(Dollars in millions)         Mortgages  Real Estate  Assets     Total
Year Ended December 31, 1996
  Beginning balance            $33.8      $19.6        $3.7      $57.1
  Provision                      5.5        0.0         0.0        5.5
  Write-offs<FN1>              (19.7)      (4.7)       (3.7)     (28.1)
                              -------    -------      ------    -------
  Ending balance               $19.6      $14.9        $0.0      $34.5

Valuation allowance as a
percentage of carrying value
before reserves                  2.5 %     11.0 %       0.0 %      3.8 %

Three months ended March 31,
1997
  Benefits                      (0.3)       0.0         0.0       (0.3)
  Write-offs<FN1>               (1.2)      (0.8)        0.0       (2.0)
                              -------    -------      ------    -------
  Ending balance               $18.1      $14.1        $0.0      $32.2

Valuation allowance as a
percentage of carrying value
before reserves                  2.7 %     12.3 %       0.0 %      4.1 %

<FN1>
Write-offs reflect asset sales, foreclosures and forgiveness of debt upon restructuring.

Income Taxes

AFC and its life insurance subsidiaries (including certain noninsurance operations) file a consolidated United States federal income tax return. Entities included within the consolidated group are segregated into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income. Allmerica P&C and its subsidiaries file a separate United States federal income tax return.

FAFLIC, as a mutual insurance company until October 1995, was required to adjust its deduction for policyholder dividends by the differential earnings amount under Section 809 of the Internal Revenue Code. This amount was computed, for each tax year, by multiplying the average equity base of the FAFLIC/AFLIAC consolidated group, as determined for tax purposes, by the estimate of an excess of an imputed earnings rate over the average mutual life insurance companies' earnings rate. The differential earnings amount for each tax year was subsequently recomputed when actual earnings rates were published by the IRS. As a stock company, AFC, including its life insurance subsidiaries, is no longer required to reduce its policyholder dividend deduction by the differential earnings amount. In addition, there were no differential earnings adjustments in the first quarter of 1997 or 1996 related to any prior tax year.

Provision for federal income taxes before minority interest was $9.7 million during the first quarter of 1997 compared to $24.2 million during the same period in 1996. These provisions resulted in consolidated effective federal tax rates of 17.8% and 25.2%, respectively. The effective tax rate for AFLIAC, FAFLIC and its non-insurance subsidiaries was a benefit of 29.9% in the first quarter of 1997 versus an expense of 36.7% in the first quarter of 1996. The effective tax rates for the Regional Property and Casualty subsidiaries were 20.8% and 20.3% during the first quarter of 1997 and 1996, respectively. The change in the rate for the FAFLIC/AFLIAC consolidated group resulted primarily from an $18.9 million tax benefit related to the agreement to cede the individual disability income business.

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

Net cash provided by operating activities decreased from $115.3 million in the first quarter of 1996 to $54.7 million in the same period of 1997. This decrease resulted primarily from increased commissions and other deferrable expenses related to the growth in the annuity and variable universal life product lines of the Retail Financial Services segment. In addition, 1996 cash provided by operating activities was positively impacted by the receipt of an $11.1 million litigation settlement in the Corporate Risk Management Services segment.

Net cash provided by investing activities was $100.7 million during the first quarter of 1997, as compared to net cash used of $167.1 million in 1996. This increase primarily reflects fewer net purchases of fixed maturities during 1997. In 1996, purchases of fixed maturities were unusually high due to the investment of the remaining net proceeds of the Company's initial public offering of stock and debt. In addition, a greater volume of repurchase agreements were used in 1996 to delay sales of investments during that period, decreasing the cash provided by investing activities.

Net cash provided by financing activities was $203.7 million during the first quarter of 1997, as compared to net cash used of $82.6 million during the comparable prior year period. In 1997, cash provided by financing activities was positively impacted by the Company's receipt of proceeds of $296.3 million from the issuance of Company-obligated mandatorily redeemable preferred securities of a subsidiary trust. Additionally, a decrease in short-term debt during 1997 was primarily offset by a decrease in cash used to finance cash payments on net withdrawals from GICs. Although the Company expects the trend in negative financing cash flows from GIC withdrawals to continue, the Company does not expect GIC withdrawals to have a material impact on liquidity. Also, the Company did not repurchase subsidiary common stock during the first quarter of 1997, while it repurchased 0.9 million shares at a cost of $23.6 million in the first quarter of 1996.

On February 3, 1997, AFC Capital Trust (the "Trust"), a subsidiary business trust of AFC, issued $300 million Series A Capital Securities, which pay cumulative distributions at a rate of 8.207% semiannually commencing August 15, 1997. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in an equivalent amount of 8.207% Junior Subordinated Deferrable Interest Debentures due 2027 of AFC (the "Subordinated Debentures"). Through certain guarantees, the Subordinated Debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the Trust under the Capital Securities. Net proceeds from the offering of approximately $296.3 million are intended to fund a portion of the acquisition of the 24.2 million publicly held shares of Allmerica P&C pursuant to an Agreement and Plan of Merger dated February 19, 1997.

AFC has sufficient funds at the holding company or available through dividends from FAFLIC to meet its obligations to pay interest on the Senior Debentures, Subordinated Debentures and dividends, when and if declared by the Board of Directors, on the common stock. Whether the Company will pay dividends in the future depends upon the costs of administering a dividend program as compared to the benefits conferred, and upon the earnings and financial condition of AFC.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. FAFLIC and Allmerica P&C have $100.0 million and $40.0 million, respectively, under various committed short-term lines of credit. At March 31, 1997, no amounts were outstanding and $90.0 million and $12.4 million were available for borrowing by FAFLIC and Allmerica P&C, respectively. FAFLIC and Allmerica P&C had $10.0 million and $27.6 million, respectively, of commercial paper borrowings outstanding at March 31, 1997. In addition, FAFLIC and AFLIAC had $29.5 million of repurchase agreements outstanding at March 31, 1997 down from $102.6 million at March 31, 1996. The repurchase agreements in 1996 were used to delay sales of investments, while the reduced balance in 1997 represents short-term borrowings used to satisfy ongoing cash requirements.

Recent Developments

In April 1997, the Company entered into a letter of intent for the 100% coinsurance of its disability income line of business. The consummation of the transaction is subject to a number of conditions, including the negotiation and execution of definitive documentation and the receipt of regulatory approvals. The proposed transaction has resulted in the recognition of a $53.9 million pre-tax loss.

On February 19, 1997, the Company and Allmerica P&C entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will acquire all of the outstanding Common Stock, $1.00 par value per share, of Allmerica P&C that it does not already own for consideration consisting of $17.60 in cash, without interest, and 0.4 shares of common stock, $.01 par value, of the Company (the "AFC Common Stock"), subject to adjustment. The maximum number of shares of AFC Common Stock to be issued in the Merger is approximately 9.67 million shares. Also, immediately prior to the Merger, Allmerica P&C's Certificate of Incorporation will be amended to authorize a new class of Common Stock, one share of which will be exchanged for each share of Common Stock currently held by SMA Financial Corp., a wholly-owned subsidiary of the Company. The consummation of the Merger is subject to the satisfaction of various conditions, including the approval of regulatory authorities.

Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes," "anticipated," "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives;
(ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poors, A.M. Best, and Duff & Phelps; (xiv) lower appreciation on and decline in value of managed investments, resulting in reduced variable products, assets and related fees; and (xv) possible claims relating to sales practices for insurance products.

                         PART II - OTHER INFORMATION

                    ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits

          EX - 11       Statement regarding computation of per share earnings

          EX - 27       Financial Data Schedule

(b)     Reports on Form 8K

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

          On April 15, 1997, a report on Form 8-K was filed reporting under item 5, Other Events, the announcement that the Company had entered into an agreement in principle to cede its individual disability insurance business under a 100% coinsurance arrangement.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Allmerica Financial Corporation
                                       Registrant

Dated    May 14, 1997
                                       /s/ John F. O'Brien

                                        John F. O'Brien
                                        President and Chief Executive Officer

Dated    May 14, 1997
                                      /s/ Edward J. Parry III

                                        Edward J. Parry III
                                        Vice President, Treasurer and
                                        Principal Accounting Officer