Form 10-K/A
period 1996-12-31
ALLMERICA FINANCIAL CORP
filed 1997-06-12
CIK 944695

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  FORM 10-K/A

                               (Amendment No. 1)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sales price of May 30, 1997 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,829,113,419.

  The number of shares outstanding of the registrant's common stock, $.01 par value, was 50,284,905 shares outstanding as of May 30, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE


     This Amendment No. 1 to Form 10-K on Form 10-K/A (the "Form 10-K/A") is being made to clarify certain disclosures in Items 6, 7 and 8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K"). Item 14 of the Form 10-K has been restated to indicate the filing of an updated independent auditors' consent as an exhibit to the Form 10-K/A and to correct a clerical error in Item 14(a)(2) Financial Statement Schedules.

                                    ITEM 6
                            SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Highlights

-------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                      1996        1995        1994        1993        1992
=======================================================================================================
STATEMENT OF INCOME
-------------------
Revenues
  Premiums                                    $ 2,236.3   $ 2,222.8   $ 2,181.8   $ 2,079.3   $ 2,172.4
  Universal life and investment product
   policy fees                                    197.2       172.4       156.8       143.7       132.9
  Net investment income                           672.6       710.5       743.1       782.8       823.7
  Net realized gains                               65.9        39.8         1.1       159.6         9.6
  Other income                                    102.7        95.4       112.3        73.8        37.1
-------------------------------------------------------------------------------------------------------
    Total revenues                              3,274.7     3,240.9     3,195.1     3,239.2     3,175.7
-------------------------------------------------------------------------------------------------------

Benefits, Losses and Expenses
  Policy benefits, claims, losses and loss
   adjustment expenses                          1,957.0     2,010.3     2,047.0     1,987.2     2,163.8
  Policy acquisition expenses                     483.5       470.3       475.7       435.8       424.1
  Other operating expenses                        502.5       458.5       518.9       421.3       373.5
-------------------------------------------------------------------------------------------------------
    Total benefits, losses and expenses         2,943.0     2,939.1     3,041.6     2,844.3     2,961.4
-------------------------------------------------------------------------------------------------------

  Income before federal income taxes              331.7       301.8       153.5       394.9       214.3
  Federal income tax expense                       75.2        82.7        53.4        74.7        62.7
-------------------------------------------------------------------------------------------------------
  Income before minority interest,
   extraordinary item and cumulative
   effect of accounting changes                   256.5       219.1       100.1       320.2       151.6
  Minority interest                               (74.6)      (73.1)      (51.0)     (122.8)      (54.4)
-------------------------------------------------------------------------------------------------------
  Income before extraordinary item and
   cumulative effect of accounting changes        181.9       146.0        49.1       197.4        97.2
  Extraordinary item -
   demutualization expenses                          --       (12.1)       (9.2)       (4.6)         --
  Cumulative effect of accounting changes            --          --        (1.9)      (35.4)         --
-------------------------------------------------------------------------------------------------------
  Net income                                  $   181.9   $   133.9   $    38.0   $   157.4   $    97.2
=======================================================================================================

Adjusted Net Income (1)                       $   137.9   $   116.4   $    90.4   $   119.1   $   109.9
==========================================================================================================

BALANCE SHEET (AT DECEMBER 31)
------------------------------
Total assets                                  $18,997.7   $17,757.7   $15,921.5   $15,378.4   $14,083.1
Long-term debt                                    202.2       202.3         2.7          --          --
Total liabilities                              16,489.0    15,425.0    14,299.4    13,711.7    12,764.1
Minority interest                                 784.0       758.5       629.7       615.8       422.4
Shareholders' equity                            1,724.7     1,574.2       992.4     1,050.9       896.6


(1) Represents net income adjusted for certain items which management believes are not indicative of overall operating trends, including net realized investment gains (losses), net gains and losses on disposals of businesses, extraordinary items, the cumulative effect of accounting changes and differential earnings tax adjustments. While these items may be significant components in understanding and assessing the Company's financial performance, management believes adjusted net income enhances an investor's understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, adjusted net income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.
--------------------------------------------------------------------------------

                ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial
Condition and Results of Operations
-------------------------------------------------------------------------------

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related consolidated footnotes included elsewhere herein.

Introduction
------------

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC"), its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a 59.5%-owned non-insurance holding company), The Hanover Insurance Company ("Hanover", a wholly owned subsidiary of Allmerica P&C), Citizens Corporation ("Citizens", an 82.5%- owned subsidiary of Hanover), Citizens Insurance Company of America (a wholly owned subsidiary of Citizens) and certain other insurance and non-insurance subsidiaries.

Closed Block
------------

On completion of its demutualization, FAFLIC established a Closed Block for the payment of future benefits, policyholders' dividends and certain expenses and taxes relating to certain classes of policies. FAFLIC allocated to the Closed Block an amount of assets expected to produce cash flows which, together with anticipated revenues from the Closed Block business, are reasonably expected to be sufficient to support the Closed Block business. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the Closed Block. As a result of such exclusion, operating costs and expenses outside the Closed Block are disproportionate to the business outside of the Closed Block.

    The contribution from the Closed Block is included in 'Other income' in the Consolidated Financial Statements. The pre-tax contribution from the Closed Block was $8.6 million for the year ended December 31, 1996 and $2.9 million for the period October 1, 1995 (date used to estimate financial information for the date of establishment of October 16, 1995) through December 31, 1995.

    FAFLIC's conversion to a stock life insurance company, which was completed on October 16, 1995, and the establishment of the Closed Block have affected the presentation of the Company's Consolidated Financial Statements. For comparability with prior periods, the following table presents the results of operations of the Closed Block for the year ended December 31, 1996 and the period October 1, 1995 through December 31, 1995 combined with the results of operations outside the Closed Block for the years then ended. Management's discussion and analysis addresses the results of operations as combined unless otherwise noted.


For the Years Ended December 31
(In millions)                                      1996        1995        1994
-------------------------------------------------------------------------------
Revenues
  Premiums                                     $2,298.0    $2,234.3    $2,181.8

  Universal life and investment
   product policy fees                            197.2       172.4       156.8

  Net investment income                           725.2       723.3       743.1

  Net realized investment gains                    65.2        19.1         1.1

  Realized gain on sale of mutual
   fund processing business                          --        20.7          --

  Other income                                     94.1        92.5       112.3
-------------------------------------------------------------------------------
    Total revenues                              3,379.7     3,262.3     3,195.1
-------------------------------------------------------------------------------
Benefits, Losses and Expenses

  Policy benefits, claims, losses
   and loss adjustment expenses                 2,058.2     2,030.9     2,047.0

  Policy acquisition expenses                     486.7       471.1       475.7

  Other operating expenses                        503.1       458.5       518.9
-------------------------------------------------------------------------------
  Total benefits, losses
   and expenses                                 3,048.0     2,960.5     3,041.6
-------------------------------------------------------------------------------
Income before federal
  income taxes                                    331.7       301.8       153.5
-------------------------------------------------------------------------------
Federal income tax expense (benefit)

  Current                                          90.9       119.7        45.4

  Deferred                                        (15.7)      (37.0)        8.0
-------------------------------------------------------------------------------
    Total federal income
     tax expense                                   75.2        82.7        53.4
-------------------------------------------------------------------------------
Income before minority
  interest, extraordinary item,
  and cumulative effect of
  accounting change                               256.5       219.1       100.1

Minority interest                                 (74.6)      (73.1)      (51.0)
-------------------------------------------------------------------------------
Income before extraordinary
  item and cumulative effect of
  accounting change                               181.9       146.0        49.1

Extraordinary item -
  demutualization expenses                           --       (12.1)       (9.2)

Cumulative effect of change in
  accounting principle                               --          --        (1.9)
-------------------------------------------------------------------------------
Net income                                     $  181.9    $  133.9    $   38.0
===============================================================================

Results of Operations
---------------------

Consolidated Overview
---------------------

1996 Compared to 1995
---------------------
The Company's consolidated net income increased $48.0 million to $181.9 million in 1996. Net income includes certain items which management believes are not indicative of overall operating trends.

   The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest as applicable.


For the Years Ended December 31
(In millions)                                                   1996      1995
==============================================================================
Net income                                                    $181.9    $133.9

Adjustments:

  Net realized investment gains                                (31.0)     (8.5)

  Net gain on sale of mutual
   fund processing business                                       --     (13.5)

  Extraordinary item-
   demutualization expense                                        --      12.1

  Contingency payment from sale of mutual
   fund processing business                                     (3.1)       --

  Restructuring costs                                            0.3        --

  Differential earnings tax adjustment                         (10.2)     (7.6)
-------------------------------------------------------------------------------
Adjusted net income                                           $137.9    $116.4
===============================================================================

    The increase in adjusted net income of $21.5 million is primarily attributable to pre-tax increases of $39.6 million and $11.1 million in the Retail Financial Services and Institutional Services segments, respectively, partially offset by pre-tax decreases of $12.8 million and $43.2 million in the Corporate and Regional Property and Casualty segments, respectively. The increase in the Retail Financial Services segment resulted primarily from increased fees from strong variable product growth, decreased losses in the disability income line and income earned on proceeds from the Company's October, 1995 initial public offering. The increase in the Institutional Services segment related principally to exiting certain unprofitable businesses in 1995. These increases were partially offset by losses in the Corporate segment primarily due to interest expense on the Company's 7 5/8% Senior Debentures issued in October 1995. Additionally, the Regional Property and Casualty segment's adjusted net income decreased primarily due to severe weather-related claims during 1996, partially offset by an increase in net investment income of $25.8 million, as well as a $5.7 million arbitrated settlement from a voluntary pool.

    Premium revenue increased $63.7 million, or 2.9%, to $2,298.0 million during 1996. Property and casualty premiums earned increased $35.1 million, or 1.9%, to $1,898.3 million, reflecting the accounting effects of restructuring a reinsurance contract at Hanover, increasing net premiums earned by approximately $19.0 million. In addition, a 2.0% increase in policies in force in the homeowners line as well as moderate price increases in this line contributed to the increase in net premiums earned. The growth in Citizens' personal lines is due to increases in net premiums earned in Ohio and Indiana resulting from expansion in these states as well as price increases in the personal automobile and homeowners lines. These increases were partially offset by decreases in the commercial line due to rate decreases in workers' compensation, Hanover's withdrawal from a large voluntary pool and continued competitive market conditions. Premiums in the Corporate Risk Management Services segment increased $30.2 million, or 11.1%, to $302.9 million due to increases in reinsurance, fully insured group dental, group life, and stop loss product lines totaling $33.1 million. These increases were partially offset by a $4.0 million decrease in fully insured group medical premiums. Premiums in the Retail Financial Services segment decreased $2.4 million, or 2.4%, to $95.7 million, primarily reflecting the Company's continued shift in focus from traditional life insurance products to variable life insurance and annuity products.

    Universal life and investment product policy fees increased $24.8 million, or 14.4%, to $197.2 million in 1996. This reflected additional deposits and appreciation on variable products account balances.

    Net investment income before taxes was relatively flat, increasing 0.3% to $725.2 million during 1996. This increase primarily reflects approximately $20.0 million of incremental income in 1996 on proceeds from the Company's initial public offering and from the issuance of Senior Debentures in October 1995, as well as approximately $17.2 million in income from increases in short-term debt used to finance additions to the investment portfolio. In addition, the Regional Property and Casualty segment had $10.0 million of income from limited partnerships in 1996. These increases were substantially offset by a reduction in invested assets due to declining Guaranteed Investment Contracts ("GICs") deposits resulting in a decline in investment income of $54.4 million. The average gross yield of the portfolio was 7.2% in 1996 and 1995.

    Net realized gains on investments were $65.2 million and $19.1 million, before taxes, and $42.4 million and $12.4 million, after taxes, in 1996 and 1995, respectively. In 1996, the Regional Property and Casualty segment revised its investment strategy, resulting in the sale of a portion of its equity portfolio and the purchase of tax-exempt securities. Consequently, Regional Property and Casualty segment realized gains increased $22.5 million, to $31.3 million on an after-tax basis in 1996. Additionally, Institutional Services segment realized investment gains increased $8.9 million on an after-tax basis in 1996, primarily reflecting additional real estate sales in favorable market conditions.

    Results in 1995 included a $20.7 million pre-tax gain from the March 1995 sale of the Company's mutual fund processing business.

    Other income increased $1.6 million, or 1.7%, to $94.1 million in 1996. Other income from the Retail Financial Services segment increased $6.8 million, primarily attributable to increased investment management income. Additionally, other income in the Allmerica Asset Management and Regional Property and Casualty segments increased $4.4 million and $3.1 million, respectively. These increases were partially offset by decreases in the Institutional Services segment resulting primarily from the sale of the mutual fund processing business in March of 1995, which had contributed revenues of approximately $13.7 million in that year. Also, 1996 results included a non-recurring $4.8 million pre-tax contingent payment related to the aforementioned sale. Other income attributable to the Corporate Risk Management Services segment decreased $2.1 million, primarily due to an $11.1 million litigation settlement recognized in the fourth quarter of 1995, partially offset by growth in Administrative Services Only ("ASO") and contract fees totaling $7.9 million.

    Policy benefits, claims, losses and loss adjustment expenses ("LAE") increased $27.3 million, or 1.3%, to $2,058.2 million during 1996. This increase is primarily attributable to an $83.1 million, or 6.4%, increase in losses and LAE in the Company's Regional Property and Casualty segment as a result of catastrophe losses and severe weather in 1996. Additionally, policy benefits, claims, losses and LAE increased $14.1 million, or 7.2%, in the Corporate Risk Management Services segment resulting primarily from product growth. These increases were partially offset by decreased policy benefits of $57.7 million, or 26.5%, in the Institutional Services segment primarily resulting from the continuing decline of GICs during 1996 and decreases in the Retail Financial Services segment of $12.2 million, or 3.9%, due primarily to reserve strengthening in the disability income line in 1995.

    Policy acquisition expenses consist primarily of commissions, premium taxes and other policy issuance costs. Policy acquisition expenses increased $15.6 million, or 3.3%, to $486.7 million during 1996. This was primarily due to an increase of $13.5 million, or 3.3%, to $422.6 million in the Regional Property and Casualty segment primarily reflecting growth in net premiums earned.

    Other operating expenses increased $44.6 million, or 9.7%, to $503.1 million in 1996 across all major segments, except the Institutional Services segment. Other operating expenses in the Retail Financial Services segment increased $17.0 million, or 16.8%, to $118.2 million in 1996, primarily from an $8.3 million increase in short-term borrowing costs used to finance additions to the investment portfolio. Other operating expenses in the Corporate Risk Management Services segment increased $16.1 million, or 14.6%, to $126.4 million in 1996 as a result of increased commissions, claims processing expenses and field office expenses, resulting from the increased volume of both premiums and claims. The Corporate segment's other operating expenses increased $15.1 million in 1996, principally related to interest expense on the Company's Senior Debentures for a full year in 1996 versus one quarter in 1995. Additionally, the Regional Property and Casualty segment's other operating expenses increased $10.6 million due primarily to technology and other administrative expenses. These increases were partially offset by a decrease of $19.8 million in the Institutional Services segment related to the sale of the mutual fund processing business in March 1995.

    Federal income tax expense decreased $7.5 million in 1996, while the effective tax rate decreased from 27.4% to 22.7% in the same period. For the life insurance subsidiaries, the effective rate decreased slightly from 32.0% to 28.9%, primarily due to additional reserves provided for revisions of estimated prior year tax liabilities in 1995, as well as an increase of $2.6 million in the differential earnings benefit from 1995 to 1996. For the property and casualty subsidiaries, a decrease in the effective rate from 25.3% to 18.4% resulted from a higher underwriting loss and a greater proportion of pre-tax income from tax-exempt bonds in 1996, and to reserves provided for revisions of estimated prior year tax liabilities in 1995.

1995 Compared to 1994
---------------------

The Company's consolidated net income increased $95.9 million to $133.9 million in 1995. Net income includes certain items which management believes are not indicative of overall operating trends.

    The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest.


FOR THE YEARS ENDED DECMEBER 31
(IN MILLIONS)                                                     1995     1994
===============================================================================
Net income                                                      $133.9    $38.0
Adjustments:
  Net realized investment (gains) losses                          (8.5)     0.1
  Net (gain) loss on disposal of businesses                      (13.5)     6.2
  Extraordinary item - demutualization expenses                   12.1      9.2
  Cumulative effect of accounting change                            --      1.9
  Differential earnings tax adjustment                            (7.6)    35.0
-------------------------------------------------------------------------------
Adjusted net income                                             $116.4    $90.4
===============================================================================

    The increase in adjusted net income of $26.0 million is primarily attributable to a pre-tax increase of $83.2 million in the Regional Property and Casualty segment due to improved underwriting results primarily attributable to favorable 1995 claims experience resulting from a return to more normal

--------------------------------------------------------------------------------

weather conditions in the Northeast and in Michigan. Additionally, adjusted net income increased $17.3 million in the Retail Financial Services segment, resulting primarily from an increase in fee revenue from variable products and a decrease in policy acquisition expenses for all major products. These increases were partially offset by an increase in disability income policy benefits and decreased interest margins. Also, adjusted net income in the Institutional Services segment increased $13.8 million, primarily attributable to the sale of the Company's mutual fund processing business in March 1995, which decreased 1995 revenue from this business by $38.3 million and expenses by $49.3 million, contributing $11.0 million to adjusted net income before taxes for this period.

    Premium revenue increased $52.5 million, or 2.4%, to $2,234.3 million during 1995 as a result of increased property and casualty premiums earned, partially offset by a decrease in premiums from traditional life products. Regional Property and Casualty premiums earned increased $71.9 million, or 4.0%, to $1,863.2 million, as a result of growth in the personal lines. Premiums in the Retail Financial Services segment decreased $23.5 million, or 19.3%, to $98.1 million, reflecting the cession in January of 1995 of substantially all yearly renewable term ("term") insurance.

    Universal life and investment-type product policy fees increased $15.6 million, or 9.9%, to $172.4 million during 1995. This resulted from additional deposits and appreciation on variable products account balances.

    Net investment income before taxes decreased $19.8 million, or 2.7%, to $723.3 million during 1995. Although overall invested assets have remained at approximately the same level in 1995 versus 1994, net investment income has decreased due to decreases in the average portfolio yields. The average gross yield of the fixed maturity investment portfolio decreased from 7.5% during 1994, to 7.2% during 1995.

    Net realized gains on investments before taxes were $19.1 million during 1995, versus $1.1 million during 1994. After taxes, net realized gains on investments were $12.4 million during 1995, versus $0.7 million during 1994. This change is primarily attributable to gains taken on sales of equity securities and real estate, partially offset by losses on sales of fixed maturities.

    Results in 1995 include a $20.7 million pre-tax gain from the March 1995 sale of the Company's mutual fund processing business.

    Policy benefits, claims, losses and LAE decreased $16.1 million, or 0.8%, to $2,030.9 million during 1995. Property and casualty losses and LAE decreased $15.2 million, or 1.2%, to $1,300.3 million during 1995, primarily due to a return to more normal weather conditions during the first half of 1995 in the Northeast and in Michigan. Institutional Services policy benefits decreased $30.3 million, or 12.2%, to $217.8 million in 1995 as a result of the decrease in interest credited during 1995, due to declining GIC deposits. These decreases were partially offset by increases in Retail Financial Services policy benefits of $14.8 million, or 4.9%, to $315.6 million during 1995, reflecting increased policy benefits of $21.6 million due to adverse morbidity and reserve strengthening in the disability line in 1995, partially offset by a decline in traditional life benefits resulting from the cession of term insurance. Policy benefits in the Corporate Risk Management Services segment also increased by $14.6 million, or 8.0%, to $197.2 million during 1995, primarily due to a deterioration in claims experience in all major lines.

    Policy acquisition expenses decreased $4.6 million, or 1.0%, to $471.1 million during 1995. This was due primarily to a decrease of $23.4 million, or 29.4%, to $56.1 million in the Retail Financial Services segment due to reduced profit margins resulting from increased mortality and reduced investment margins, which resulted in a corresponding reduction in amortization, and due to the cession of term insurance, for which the amortization of deferred acquisition costs totaled $12.1 million in 1994. This decrease was mostly offset by an increase in policy acquisition expenses in the Regional Property and Casualty segment of $18.8 million, or 4.8%, to $409.1 million during 1995, primarily related to the increase in net premiums earned.

    Other operating expenses decreased $60.4 million, or 11.6%, to $458.5 million during 1995, resulting primarily from a decrease of $58.1 million in operating expenses in the Institutional Services segment, caused by the sale of the mutual fund processing business in March, 1995 and by reduced expenses resulting from exiting certain other product lines and businesses, primarily various processing services for defined contribution plans.

    Federal income tax expense increased $29.3 million in 1995, while the effective tax rate decreased from 34.8% in 1994 to 27.4% in 1995. The decrease in the effective tax rate resulted from a lower expected differential earnings charge for the life insurance subsidiaries in 1995, which was partially offset by an increase in the property and casualty effective tax rate due to improved underwriting results, a decrease in the proportion of pre-tax income attributable to tax-exempt interest, and to reserves provided for revisions in estimated prior year tax liabilities.

SEGMENT RESULTS
---------------
The following is management's discussion and analysis of the Company's results of operations by business segment. The Company offers financial products and services in two major areas: Risk Management and Retirement and Asset Management. Within these broad areas, the Company conducts business principally in five operating segments. These segments are Regional Property and Casualty; Corporate Risk Management Services; Retail Financial Services; Institutional Services; and Allmerica Asset Management. The Regional Property and Casualty segment consists of the Company's

--------------------------------------------------------------------------------

59.5% ownership of Allmerica P&C; however, all property and casualty results presented include 100% of Allmerica P&C's pre-tax results of operations, consistent with the presentation in the Company's consolidated financial statements. The other segments are all owned and operated by FAFLIC and its wholly owned subsidiaries.

    In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of Senior Debentures and a portion of the net proceeds from the Company's initial public offering. These proceeds are invested primarily in fixed maturities at December 31, 1996.

RISK MANAGEMENT
---------------

Regional Property and Casualty
------------------------------

The following table summarizes the results of operations for the Regional Property and Casualty segment.


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                       1996       1995       1994
==============================================================================
Revenues
  Net premiums earned                           $1,898.3   $1,863.2   $1,791.3
  Net investment income                            235.4      209.6      202.4
  Net realized gains                                48.1       13.5        3.5
  Other income                                      11.9        8.8        7.6
------------------------------------------------------------------------------
Total revenues                                   2,193.7    2,095.1    2,004.8
Losses and LAE (1)                               1,383.4    1,300.3    1,315.5
Policy acquisition expenses                        422.6      409.1      390.3
Other operating expenses                           190.0      179.4      185.9
------------------------------------------------------------------------------
Income before taxes                             $  197.7   $  206.3   $  113.1
==============================================================================

(1) Includes policyholders' dividends of $11.5 million, $10.6 million and $8.8 million in 1996, 1995 and 1994, respectively.

INCOME BEFORE TAXES
-------------------

1996 Compared to 1995
---------------------

Income before taxes decreased $8.6 million, or 4.2%, to $197.7 million in 1996. This decrease resulted from catastrophes and other severe weather related losses which contributed to an $83.1 million increase in losses and LAE to $1,383.4 million. Catastrophe losses increased $27.3 million, to $62.9 million in 1996 from $35.6 million during the previous year. The increase in losses and LAE was partially offset by an increase in net investment income of $25.8 million, or 12.3%, to $235.4 million, attributable to an increase in higher-yielding debt securities in the portfolio and earnings from a limited partnership. The decrease in income before tax was also offset by a $33.5 million increase in realized gains, primarily related to the sale of equity securities, reflecting the Regional Property and Casualty segment's decision during the first quarter of 1996 to increase the proportion of debt securities in the portfolio. Income was also favorably impacted by a $5.7 million arbitrated settlement from a voluntary pool during the third quarter.

1995 Compared to 1994
---------------------

Income before taxes increased $93.2 million, or 82.4%, to $206.3 million in 1995. This increase resulted primarily from improved underwriting results attributable to favorable current year claims experience resulting from a return to more normal weather conditions in the Northeast and in Michigan. Catastrophe losses decreased $10.5 million, to $35.6 million in 1995, from $46.1 million during the previous year.



LINES OF BUSINESS RESULTS
-------------------------

Personal Lines of Business
--------------------------

The personal lines represented 61.2%, 59.8% and 58.3% of total net premiums earned in 1996, 1995 and 1994, respectively.


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                        1996       1995     1994     1996      1995      1994        1996        1995        1994
==============================================================================================================================
                                                                                                  Total Regional Property
                                             Hanover                    Citizens                       and Casualty
Net premiums earned               $ 607.3    $ 577.1  $ 548.2  $ 554.6   $ 536.2   $ 496.1   $ 1,161.9   $ 1,113.3   $ 1,044.3

Losses and loss adjustment
  expenses incurred                 452.0      368.6    366.0    404.1     413.6     391.0       856.1       782.2       757.0

Policy acquisition expenses         150.8      135.2    125.9    112.5     108.1      99.5       263.3       243.3       225.4

Other underwriting expenses          51.7       49.7     50.0     39.3      41.1      37.9        91.0        90.8        87.9
------------------------------------------------------------------------------------------------------------------------------
Underwriting (loss) profit        $ (47.2)   $  23.6  $   6.3  $  (1.3)  $ (26.6)  $ (32.3)  $   (48.5)  $    (3.0)  $   (26.0)
==============================================================================================================================

1996 Compared to 1995
---------------------

Revenues

Net premiums earned by the personal lines increased $48.6 million, or 4.4%, to $1,161.9 million in 1996, compared to $1,113.3 million in 1995. Hanover's personal lines net premiums earned increased $30.2 million, or 5.2%, to $607.3 million during 1996. This increase is primarily attributable to an increase in the personal automobile line associated with the accounting effects of restructuring a reinsurance contract, increasing net premiums earned by $19.0 million. A 2.0% increase in policies in force in Hanover's homeowners line as well as moderate price increases in this line also contributed to the increase in net premiums earned. These increases were partially offset by a mandated 4.5% decrease in Massachusetts personal automobile rates which became effective January 1, 1996. Effective January 1, 1997, Massachusetts personal automobile rates were decreased an additional 6.2% as mandated by the Massachusetts Insurance Commissioner. In addition, in response to increasing price competition in Massachusetts, Hanover, in February 1997, requested the Massachusetts Division of Insurance to approve a plan to offer a safe driver's discount of 10% on automobile insurance premiums. Management believes these actions may unfavorably impact premium growth in Massachusetts. Approximately 39% of Hanover's personal automobile business is currently written in Massachusetts.

                           [LINE GRAPH APPEARS HERE]

                                Personal Lines
                       Net Premiums Earned (In millions)

                                 96 - $1,162
                                 95 - $1,113
                                 94 - $1,044

     Citizens' personal lines' net premiums earned increased $18.4 million, or 3.4%, to $554.6 million in 1996. This growth is attributable to price increases in the personal automobile and homeowners lines. The growth is partially offset by a 3.0% decrease in policies in force in the personal automobile line, attributable to the segment's selective reduction of writings in Michigan when rates were viewed as inadequate, and to continued strong competition in Michigan. While management has taken steps to increase penetration in affinity groups and has initiated other marketing programs, heightened competition may continue to result in reduced growth in the personal lines.

Underwriting results

The personal lines' underwriting loss in 1996 increased $45.5 million, to a loss of $48.5 million. Hanover's underwriting results deteriorated $70.8 million to a loss of $47.2 million, while Citizens' underwriting loss improved $25.3 million to a loss of $1.3 million.

     Hanover's personal lines' losses and LAE increased $83.4 million, or 22.6%, to $452.0 million in 1996. This increase is partially attributable to a $28.8 million increase in losses and LAE in the homeowners line, resulting from increased catastrophes and severe weather. Catastrophe losses in Hanover's personal lines increased $17.2 million, to $30.6 million in 1996 from $13.4 million in 1995. Losses and LAE in the personal automobile line increased $49.6 million, or 17.8%, to $328.0 million, primarily reflecting the accounting effects of restructuring a reinsurance contract, increasing losses by $19.0 million, in addition to a moderate increase in claims frequency and a $4.7 million reduction in favorable reserve development.

     The improvement in Citizens' underwriting results reflects favorable claims activity in both current and prior accident years in the personal automobile line attributable to continued improvements in severity. This was partially offset by an increase in catastrophe losses of $6.2 million to $13.4 million, primarily in the homeowners line.

     Policy acquisition expenses in the personal lines increased $20.0 million, or 8.2%, to $263.3 million and other underwriting expenses increased $0.2 million to $91.0 million in 1996. This increase in policy acquisition expenses is primarily attributable to an increase of $15.6 million, or 11.5%, to $150.8 million at Hanover resulting from a reapportionment of certain acquisition expenses to the personal lines from the commercial lines, as well as an increase in net premiums earned. The $2.0 million increase in Hanover's other underwriting expenses resulted from an increase of approximately $4.0 million in expenses associated with the policy administration technology project, offset by a decrease in assessment expenses associated with the reapportionment of an involuntary pool. Policy acquisition expenses in the personal lines at Citizens increased $4.4 million, or 4.1%, to $112.5 million in 1996, reflecting growth in net premiums earned. The $1.8 million decline in Citizens' other underwriting expenses is primarily attributable to reductions in employee related expenses and commissions, partially offset by expenses associated with a policy administration technology project. Management anticipates an increase in this segment's expense levels due to further planned investments in technology.

1995 Compared to 1994
---------------------

Revenues

Net premiums earned by the personal lines increased $69.0 million, or 6.6%, to $1,113.3 million in 1995. Hanover's net premiums earned increased $28.9 million, or 5.3%, to $577.1 million in 1995. The increase is primarily attributable to a 2.0% and 1.3% increase in policies in force in the personal automobile and homeowners lines, respectively, and a 2.5% rate increase in the homeowners line. Hanover's premium growth in the personal lines in 1995 was partially offset by a mandated 6.5% decrease in Massachusetts automobile insurance rates, which was effective January 1, 1995.

     Citizens' personal lines net premiums earned increased $40.1 million, or 8.1%, to $536.2 million in 1995. This increase reflects price increases in the personal automobile and homeowners lines, and was partially offset by a 5.8% decrease in personal automobile policies in force. This decrease is attributable to the Company's selective reduction of writings in Michigan when rates were viewed as inadequate, and to increased competition in affinity group franchise sales as a result of the January 1995 order by the Michigan Insurance Commissioner which has permitted competitors to offer similar products.

Underwriting Results

The personal lines underwriting loss decreased $23.0 million, from $26.0 million in 1994, to $3.0 million in 1995. Hanover's underwriting results improved $17.3 million, from a profit of $6.3 million in 1994, to a profit of $23.6 million in 1995. Citizens' underwriting loss improved $5.7 million, or 17.6%, from $32.3 million in 1994, to $26.6 million in 1995.

     The improvement in Hanover's underwriting results is primarily attributable to favorable claims experience on current years claims in the homeowners line resulting from a decrease in catastrophe losses from $27.2 million in 1994, to $13.4 million during 1995, and to a return to more normal weather conditions during the first half of 1995. This resulted in a decrease in losses and LAE in the homeowners line of $17.8 million, or 17.9%, from $99.2 million in 1994, to $81.4 million in 1995.

     The change in Citizens' underwriting results reflects a return to more normal weather conditions in Michigan as well as favorable claims activity in both current and prior accident years in the personal automobile line attributable to improvements in severity. Citizens' underwriting results improved despite a $3.4 million increase in catastrophe losses in the personal lines, primarily in the homeowners line. Catastrophe losses were $7.2 million and $3.8 million in Citizens' personal lines in 1995 and 1994, respectively.

     The increase in policy acquisition expenses in the personal lines of $17.9 million, or 7.9%, to $243.3 million in 1995, reflects the growth in net earned premiums at both Hanover and Citizens. Other underwriting expenses at Hanover remained relatively unchanged at $49.7 million in 1995, compared to $50.0 million in 1994. Other underwriting expenses at Citizens increased by $3.2 million, or 8.4%, to $41.1 million in 1995, reflecting the growth in net premiums earned in 1995.

Commercial Lines of Business
----------------------------

The commercial lines represented 38.8%, 40.2% and 41.7% of net premiums earned in 1996, 1995 and 1994, respectively.


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                1996       1995      1994      1996     1995     1994     1996      1995      1994
====================================================================================================================================

                                                                                                        Total Regional Property
                                                       Hanover                     Citizens                  and Casualty
Net premiums earned                         $455.5     $468.3    $480.4    $280.9   $281.6   $266.6   $736.4    $749.9    $747.0

Losses and loss adjustment
  expenses incurred                          315.5      342.8     361.2     200.3    164.7    188.5    515.8     507.5     549.7

Policy acquisition expenses                  107.7      114.3     117.6      51.6     51.5     47.3    159.3     165.8     164.9

Other underwriting expenses (1)               74.0       73.8      77.6      27.0     25.4     29.2    101.0      99.2     106.8
------------------------------------------------------------------------------------------------------------------------------------

Underwriting (loss) profit                  $(41.7)    $(62.6)   $(76.0)   $  2.0   $ 40.0   $  1.6   $(39.7)   $(22.6)   $(74.4)
====================================================================================================================================

(1) Includes policyholders' dividends.

1996 Compared to 1995
---------------------

Revenues

Commercial lines' net premiums earned in 1996 decreased $13.5 million, or 1.8%, to $736.4 million. Hanover's commercial lines net premiums earned decreased $12.8 million, or 2.7%, to $455.5 million. This decrease is primarily attributable to Hanover's withdrawal from a large voluntary pool on December 1, 1995, and to aggregate rate decreases of 14.6% since January 1, 1995, in the workers' compensation line. Citizens' commercial lines' net premiums earned decreased $0.7 million, or 0.2%, to $280.9 million in 1996. This decrease primarily reflects rate reductions and a 1.4% decrease in policies in force in the workers' compensation line due to continuing competition in this line in Michigan. Rates in the workers' compensation line at Citizens were decreased 8.5%, 7.0% and 6.4% effective May 1, 1995, December 1, 1995, and June 1, 1996, respectively. This decrease is partially offset by an increase in policies in force in the commercial multiple peril and commercial automobile lines of 13.2% and 3.7%, respectively. Management believes competitive conditions in the workers' compensation line may impact future growth in net premiums earned.

Underwriting results

The commercial lines' underwriting loss for 1996 increased $17.1 million, or 75.7% to a loss of $39.7 million. Hanover's underwriting loss improved $20.9 million, or 33.4%, to a loss of $41.7 million and Citizens' underwriting profit decreased $38.0 million, to a profit of $2.0 million in 1996.

     Hanover's commercial lines losses and LAE decreased $27.3 million, or 8.0%, to $315.5 million in 1996. This improvement is primarily attributable to a $41.5 million decrease in losses and LAE resulting from the withdrawal from a large voluntary pool.

However, this decrease was partially offset by increased losses in the workers' compensation line of $17.9 million, primarily due to a $19.8 million decrease in favorable reserve development during 1996.

     Citizens' underwriting profit decreased primarily due to an increase in loss severity and frequency in the commercial multiple peril line. Commercial multiple peril losses and LAE increased $16.9 million, or 42.4%, to $56.8 million in 1996, partially offset by a $5.1 million, or 9.4% increase to $59.1 million in net premiums earned. Workers' compensation net premiums earned decreased $17.6 million, or 11.9%, to $130.7 million in 1996, while losses and LAE increased $9.6 million, or 15.0%, to $73.4 million in this line, primarily due to reduced favorable development of prior year reserves. Catastrophe losses in the commercial lines were $1.9 million in 1996 compared to $0.8 million during 1995.

                           [LINE GRAPH APPEARS HERE]

                               Commercial Lines
                       Underwriting Loss ( In millions)

                                 96 - $39.7
                                 95 - $22.6
                                 94 - $74.4

     Policy acquisition expenses in the commercial lines decreased $6.5 million, or 3.9%, to $159.3 million in 1996 and other underwriting expenses increased $1.8 million, or 1.8%, to $101.0 million. Hanover's policy acquisition expenses decreased $6.6 million, or 5.8%, to $107.7 million, primarily attributable to a reapportionment of certain acquisition expenses from the commercial lines to the personal lines, as well as the decrease in net earned premium. Other underwriting expenses at Hanover increased $0.2 million, to $74.0 million as a result of an increase of approximately $3.0 million in expenses associated with the policy administration technology project, which were partially offset by a net decrease in assessment expenses associated with voluntary and involuntary pools. Citizens' policy acquisition expenses in the commercial lines remained consistent between years, primarily as a result of flat net earned premiums. Other underwriting expenses increased $1.6 million, or 6.3%, to $27.0 million in 1996, due to investments in technology and increased policyholders' dividends, partially offset by reductions in employee related expenses and commissions. Management anticipates an increase in its expense levels due to further planned investments in technology.

1995 Compared to 1994
---------------------

Revenues

Commercial lines' net premiums earned increased $2.9 million, to $749.9 million in 1995. Hanover's commercial lines net premiums earned decreased $12.1 million, or 2.5%, to $468.3 million in 1995, reflecting decreases in policies in force in all major commercial lines, particularly a $10.7 million, or 9.4%, decrease in commercial automobile net premiums earned to $103.1 million, resulting from continued competitive market conditions affecting Hanover. Workers' compensation net premiums earned at Hanover decreased $6.4 million, or 5.8%, to $104.4 million in 1995, primarily as a result of rate decreases and an increasing level of large deductible policies.

     Citizens' commercial lines' net premiums earned increased $15.0 million, or 5.6%, to $281.6 million in 1995. This increase primarily reflects growth of 8.1% in total commercial policies in force. The overall growth includes increases in policies in force in the commercial automobile and commercial multiple peril lines of 12.5% and 11.6%, respectively, along with a decrease in workers' compensation policies in force of 4.6% and rate decreases of 15.5% in the workers' compensation line in 1995. These decreases in workers' compensation premiums were more than offset by increased workforce coverage due to full employment in Michigan. Price increases in the commercial automobile line also contributed to the increase in net premiums earned.

Underwriting Results

The commercial lines' underwriting loss improved $51.8 million to $22.6 million in 1995. Hanover's underwriting loss improved to a loss of $62.6 million, from $76.0 million, and Citizens' underwriting profit increased from $1.6 million in 1994, to $40.0 million in 1995.

     Hanover's commercial lines' losses and LAE decreased by $18.4 million, or 5.1%, to $342.8 million in 1995. This improvement is primarily attributable to decreased losses and LAE in the workers' compensation and commercial automobile lines. Losses and LAE in the workers' compensation line decreased $34.7 million, or 47.6%, from $72.9 million in 1994 to $38.2 million in 1995. This decrease resulted from continued favorable claims experience for both the current and prior years. Commercial automobile losses and LAE decreased $14.9 million, or 17.0%, from $87.7 million in 1994 to $72.8 million in 1995. This decrease results from favorable claims experience in this line for both the current and prior years, and a decrease in premiums earned. Losses and LAE in Hanover's other commercial lines, which consist primarily of voluntary pools, general liability and inland marine, increased $28.9 million, or 55.0%, from $52.5 million in 1994, to $81.4 million in 1995. Commercial lines were also unfavorably impacted by a $25.9 million loss in an industrial voluntary pool, including a $12.0 million charge during the fourth quarter of 1995.

     The improvement in Citizens' underwriting results in 1995 reflects favorable claims activity in both current and prior accident years in the workers' compensation line attributable to improvements in severity and frequency, and to severe weather and large claims in the first half of 1994 which had an adverse impact on the commercial multiple peril and commercial automobile lines.

   Policy acquisition expenses in the commercial lines decreased $0.9 million, or 0.5%, to $165.8 million in 1995. Policy acquisition expenses in the commercial lines at Citizens increased $4.2 million, or 8.9%, from $47.3 million in 1994, to $51.5 million in 1995, reflecting the growth in net premiums earned. Hanover's policy acquisition expenses decreased $3.3 million, or 2.8%, from $117.6 million in 1994, to $114.3 million in 1995, reflecting the decrease in net earned premiums. Other underwriting expenses at Hanover decreased $3.8 million, or 4.9%, from $77.6 million in 1994, to $73.8 million in 1995, reflecting the decrease in net premiums written. Other underwriting expenses at Citizens decreased $3.8 million, or 13.0%, from $29.2 million in 1994, to $25.4 million in 1995. This decrease reflects the unusually high level of expenses incurred during 1994 resulting from the expansion into Ohio including the cost of preparing to write multi-state and cross-state commercial line policies, as well as a reduction in 1995 administrative expenses resulting from process improvements in the commercial lines.

INVESTMENT RESULTS
------------------

Net investment income before tax was $235.4 million, $209.6 million and $202.4 million in 1996, 1995 and 1994, respectively. The increase from 1995 to 1996 represents an increase in average invested assets, $10.0 million of income from limited partnerships, and the Regional Property and Casualty segment's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities. Refer to the discussion in the Investment Portfolio section on page 18 for additional information about investment and non-investment grade debt securities. Also, the average pre-tax yield on debt securities increased from 6.1% in 1995 to 6.4% in 1996. Net investment income increased from 1994 to 1995 as a result of increased average invested assets partially offset by a decrease in the portfolio's average pre-tax yield from 6.2% in 1994 to 6.0% in 1995. This decrease resulted primarily from lower yields available on new investments relative to the yields on maturing investments. Net realized gains on investments before taxes were $48.1 million, $14.6 million and $3.5 million in 1996, 1995 and 1994, respectively. The high level of realized gains in 1996 was primarily the result of sales of appreciated equity securities due to the strategy of shifting to a higher level of debt securities. The $10.0 million increase in net realized gains in 1995 was due to increased gains on the sale of equity securities.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
-----------------------------------------------

The Regional Property and Casualty segment maintains reserves to provide for its estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and judicial theories of liability and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, and where the technological, judicial and political climates involving these types of claims are changing.

     The Regional Property and Casualty segment regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded.

     The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                    1996        1995        1994
================================================================================
Reserve for losses and LAE,
  beginning of year                            $2,896.0    $2,821.7    $2,717.3

Incurred losses and LAE, net of
  reinsurance recoverable:

   Provision for insured events
    of current year                             1,513.3     1,427.3     1,434.8

   Decrease in provision for
    insured events of prior years                (141.4)     (137.6)     (128.1)
--------------------------------------------------------------------------------
Total incurred losses and LAE                   1,371.9     1,289.7     1,306.7
--------------------------------------------------------------------------------
Payments, net of reinsurance
  recoverable:

   Losses and LAE attributable to
    insured events of current year                759.6       652.2       650.2

   Losses and LAE attributable to
    insured events of prior years                 627.6       614.3       566.9
--------------------------------------------------------------------------------
Total payments                                  1,387.2     1,266.5     1,217.1
--------------------------------------------------------------------------------
Change in reinsurance recoverable
  on unpaid losses                               (136.6)       51.1        14.8
--------------------------------------------------------------------------------
Reserve for losses and LAE,
  end of year                                  $2,744.1    $2,896.0    $2,821.7
================================================================================

     As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $141.4 million, $137.6 million and $128.1 million in 1996, 1995, and 1994, respectively. The increase in favorable development on prior years' reserves of $3.8 million in 1996 results primarily from an $11.4 million increase in favorable development at Citizens. The increase in Citizens' favorable development of $11.4 million in 1996 reflects improved severity in the personal automobile line, where favorable development increased $28.6 million to $33.0 million in 1996, partially offset by less favorable development in the workers' compensation line. In 1995, the workers' compensation line had favorable development of $32.7 million, primarily as a result of Citizens re-estimating reserves to reflect the new claims cost management programs and the Michigan Supreme Court ruling, which decreases the maximum to be paid for indemnity cases on all existing and future claims. In 1996, the favorable development in the workers' compensation line of $21.8 million also reflected these developments. Hanover's favorable development, including voluntary and involuntary pools, decreased $7.7 million in 1996 to $82.9 million, primarily attributable to a decrease in favorable development in the workers' compensation line of $19.8 million. This decrease is primarily attributable to a re-estimate of reserves with respect to certain types of workers' compensation policies including large deductibles and excess of loss policies. In addition, during 1995 the Regional Property and Casualty segment refined its estimation of unallocated loss adjustment expenses which increased favorable development in that year. Favorable development in the personal automobile line also decreased $4.7 million, to $42.4 million in 1996. These decreases were offset by increases in favorable development of $1.9 million and $5.6 million, to $12.6 million and $5.7 million, in the commercial automobile and commercial multiple peril lines, respectively. Favorable development in other lines increased by $8.8 million, primarily as a result of environmental reserve strengthening in 1995. Favorable development in Hanover's voluntary and involuntary pools increased $3.7 million to $4.1 million during 1996. The Regional Property and Casualty segment expects reduced favorable development at Hanover to continue to impact future earnings.

     The increase in favorable development on prior years' reserves of $9.5 million in 1995 results primarily from a $34.6 million increase in favorable development at Citizens. Favorable development in Citizens' personal automobile and workers' compensation lines increased $16.6 million and $15.5 million, to favorable development of $4.4 million and $32.7 million, respectively, due to the aforementioned change in claims cost management and the Michigan Supreme Court ruling. Hanover's favorable development, not including the effect of voluntary and involuntary pools, was relatively unchanged at $90.2 million in 1995 compared to $91.7 million in 1994. Favorable development in Hanover's workers' compensation line increased $27.7 million to $31.0 million during 1995. This was offset by decreases of $14.6 million and $12.6 million, to $45.5 million and $0.1 million, in the personal automobile and commercial multiple peril lines, respectively. Favorable development in Hanover's voluntary and involuntary pools decreased $23.6 million to $0.4 million during 1995.

     This favorable development reflects the Regional Property and Casualty segment's reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

     Due to the nature of the business written by the Regional Property and Casualty segment, the exposure to environmental liabilities is relatively small and therefore its reserves are relatively small compared to other types of liabilities. Loss and LAE reserves related to environmental damage and toxic tort liability, included in the reserve for losses and LAE were $50.8 million and $43.2 million, net of reinsurance of $20.2 million and $8.4 million in 1996 and 1995, respectively. During 1995, the Regional Property and Casualty segment redefined its environmental liabilities in conformity with new guidelines issued by the NAIC. This had no impact on results of operations. The Regional Property and Casualty segment does not specifically underwrite policies that include this coverage, but as case law expands policy provisions and insurers' liability beyond the intended coverage, the Regional Property and Casualty segment may be required to defend such claims. During 1995, Hanover performed an actuarial review of its environmental reserves. This resulted in Hanover's providing additional reserves for "IBNR" (incurred but not reported) claims, in addition to existing reserves for reported claims. Although these claims are not material, their existence gives rise to uncertainty and is discussed because of the possibility, however remote, that they may become material. The Regional Property and Casualty segment believes that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims are adequate. In addition, the Regional Property and Casualty segment is not aware of any litigation or pending claims that may result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

     Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on the Regional Property and Casualty segment varies by product. Property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses, are known. Consequently, the Regional Property and Casualty segment attempts, in establishing rates, to anticipate the potential impact of inflation in the projection of ultimate costs. The impact of inflation has been relatively insignificant in recent years. However, inflation could contribute to increased losses and LAE in the future.

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

Corporate Risk Management Services
----------------------------------
The following table summarizes the results of operations for the Corporate Risk Management Services ("CRMS") segment.


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                           1996     1995     1994
================================================================
Premiums and premium equivalents

     Premiums                          $302.9   $272.7    $268.0

     Premium equivalents                581.4    513.4     459.7
----------------------------------------------------------------
Total premiums and
  premium equivalents                  $884.3   $786.1    $727.7
================================================================

Revenues

     Premiums                          $302.9   $272.7    $268.0

     Net investment income               21.7     17.6      14.0

     Net realized gains (losses)          0.3     (0.5)      0.1

     Other income                        36.6     38.7      20.3
----------------------------------------------------------------
Total revenues                          361.5    328.5     302.4

Policy benefits, claims and losses      211.3    197.2     182.6

Policy acquisition expenses               3.1      2.7       2.5

Other operating expenses                126.4    110.3      97.4
----------------------------------------------------------------
Income before taxes                    $ 20.7   $ 18.3    $ 19.9
================================================================

1996 Compared to 1995
---------------------

Income before taxes increased $2.4 million, or 13.1%, to $20.7 million in 1996. In 1995, CRMS received a one time litigation settlement of $11.1 million. Excluding this item, income before taxes increased $13.5 million, or 187.5%. This increase is primarily attributable to premium growth in the Company's reinsurance, fully insured group dental and group life product lines, and to improved overall loss trends.

     Premiums increased $30.2 million, or 11.1%, to $302.9 million in 1996, primarily due to increases in reinsurance, fully insured group dental, group life and stop loss product lines totaling $33.1 million. These increases were partially offset by a decrease of $4.0 million in fully insured medical premiums.

     Net investment income increased $4.1 million, or 23.3%, to $21.7 million in 1996, due primarily to a $1.6 million increase in income earned on proceeds from the Company's October, 1995 initial public offerings and approximately $1.4 million from increases in short-term debt used to finance additions to the investment portfolio. In addition, net investment income increased approximately $1.2 million from growth in invested assets.

     Other income decreased $2.1 million, or 5.4%, to $36.6 million in 1996, due primarily to the absence in 1996 of the aforementioned $11.1 million litigation settlement. This decrease was partially offset by growth in ASO and contract fees of $7.9 million in 1996.

     Policy benefits, claims and losses increased $14.1 million, or 7.2%, to $211.3 million in 1996. This increase is principally related to the growth in premiums, partially offset by favorable claims experience overall.

     Other operating expenses increased $16.1 million, or 14.6%, to $126.4 million in 1996, due primarily to increases in commissions, claims processing expenses and field office expenses, resulting from the increased volume of both premiums and claims. In addition, other operating expenses includes approximately $1.0 million of short-term borrowing costs related to the short-term debt used to finance additions to the investment portfolio.

1995 Compared to 1994
---------------------

Income before taxes decreased $1.6 million, or 8.0%, to $18.3 million in 1995. This decrease was primarily attributable to adverse claims experience in all major lines, partially offset by an $11.1 million fourth quarter litigation settlement representing the recovery of claims paid in prior years.

     Premiums increased $4.7 million, or 1.8%, in 1995 as a result of increases in risk sharing and stop loss products and other products such as group life, long term disability, and reinsurance, totaling $20.4 million. These increases were partially offset by decreases of $15.7 million in full indemnity medical products. The decrease in full indemnity health business is consistent with the Company's plan to de-emphasize these products in favor of the more profitable risk sharing arrangements.

     Net investment income increased $3.6 million, or 25.7%, to $17.6 million in 1995 due to growth in invested assets.

     Other income increased $18.3 million, or 89.7%, to $38.7 million in 1995. This change is primarily due to an $11.1 million litigation settlement, recognized in the fourth quarter of 1995, which represents the recovery of prior years' claims paid. In addition, fees from the administrative services only business increased $4.0 million, or 27.2%, to $18.7 million in 1995.

     Policy benefits, claims and losses increased $14.6 million, or 8.0% in 1995. This increase is principally due to a deterioration in long term disability, medical, and dental loss experience as well as to growth in substantially all products except full indemnity medical.

     Other operating expenses increased $12.8 million, or 13.1%, in 1995, primarily due to increases in commissions, increased employee costs, and increased expenses associated with the Company's client center in Atlanta, Georgia.

--------------------------------------------------------------------------------

Retail Financial Services
-------------------------
The following table summarizes the results of operations for the Retail Financial Services segment.


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                          1996     1995     1994
==============================================================
Revenues
     Premiums                         $ 95.7   $ 98.1   $121.6
     Fees                              181.2    157.9    143.9
     Net investment income             251.3    229.1    223.9
     Net realized (losses) gains        (1.5)     0.6     (3.1)
     Other income                       29.2     22.4     21.6
--------------------------------------------------------------
Total revenues                         555.9    508.1    507.9
Policy benefits, claims and losses     303.4    315.6    300.8
Policy acquisition expenses             58.1     56.1     79.5
Other operating expenses               118.2    101.2    113.4
--------------------------------------------------------------
Income before taxes                   $ 76.2   $ 35.2   $ 14.2
==============================================================

1996 Compared to 1995
---------------------
Income before taxes increased $41.0 million, or 116.5%, to $76.2 million in 1996 compared to 1995. This increase was primarily attributable to growth in variable products' fee revenue, decreased losses in the disability income line and income earned on the proceeds from the October, 1995 initial public offerings.

[GRAPH APPEARS HERE]

             Policy Fees
            (In millions)

              96 - $181
              95 - $158
              94 - $144

    The decrease in premiums of $2.4 million, or 2.4%, to $95.7 million in 1996 is primarily due to the Company's shift in focus from traditional life insurance products to variable life insurance and annuity products. Premiums from traditional life products decreased $3.4 million, or 5.1%, to $62.8 million in 1996.

    The increase in fee revenue of $23.3 million, or 14.8%, to $181.2 million in 1996 is due to additional deposits and appreciation on variable products account balances. Fees from annuities increased $20.1 million, or 54.5%, to $57.0 million in 1996. Fees from variable universal life policies increased $8.0 million, or 22.7%, to $43.3 million in 1996. These increases were partially offset by a continued decline in fees from non-variable universal life of $4.8 million, to $80.9 million, in 1996. The Company expects fees on this product to decrease as policies in force and related contract values decline.

    Net investment income increased $22.2 million, or 9.7%, to $251.3 million in 1996 primarily from $15.4 million in additional income on proceeds from the October, 1995 initial public offerings. Also, increases in short-term debt used to finance additions to the investment portfolio resulted in approximately $10.9 million in additional investment income. Partially offsetting these increases was a slightly lower portfolio yield in 1996.

    Other income increased $6.8 million, or 30.4%, to $29.2 million in 1996. This increase was primarily attributable to increased investment management income.

    Policy benefits, claims, and losses decreased $12.2 million, or 3.9%, to $303.4 million in 1996. Losses in the disability income line decreased $16.3 million due primarily to reserve strengthening of $14.5 million in 1995. Additionally, non-variable universal life benefits decreased $2.5 million principally due to improved mortality experience in 1996. These decreases were partially offset by an increase in variable products' policy benefits of $6.2 million, which related primarily to growth in these product lines.

    Other operating expenses include insurance taxes, licenses, fees, and administrative expenses incurred to support sales and marketing of products sold in this segment. The increase of $17.0 million, or 16.8%, to $118.2 million in 1996 was primarily attributable to $8.3 million of additional interest expense in 1996 relating to the short-term debt used to finance additions to the investment portfolio. Additionally, other operating expenses in 1995 included a $7.5 million decrease due to the cession of substantially all term life insurance business.

1995 Compared to 1994
---------------------
Income before taxes increased $21.0 million, or 147.9%, to $35.2 million in 1995. This increase was primarily attributable to an increase in fee revenue from variable products and a decrease in policy acquisition expenses for all major products. These increases were partially offset by an increase in disability income policy benefits and decreased interest margins.

    The decrease in premiums of $23.5 million during 1995 is primarily due to the Company's ceding substantially all of its term life insurance business, which contributed $18.7 million in premiums in 1994.

    The increase in fee revenue of $14.0 million in 1995 is due to additional deposits and appreciation on variable products account balances. Fees from variable universal life increased from $28.9 million during 1994 to $35.3 million in 1995. Fees from annuities increased from $24.1 million for 1994 to $36.9 million for 1995. Fees from non-variable universal life decreased $5.2 million in 1995 as a result of a decline in policies in force and related contract values. The Company expects fees on this product to decrease as policies in force and related contract values continue to decline.

    The increase in policy benefits, claims and losses of $14.8 million in 1995 is primarily a result of increases in disability income policy benefits, non-variable universal life policy benefits, annuity benefits and variable life benefits, partially offset by a decrease in traditional life benefits due to cession of substantially all of the term life insurance business. Disability

--------------------------------------------------------------------------------

income policy benefits increased $21.6 million, reflecting reserve strengthening and adverse morbidity in 1995, including fourth quarter reserve strengthening of $11.7 million. Non-variable universal life policy benefits increased $1.8 million due to adverse mortality. Annuity benefits and variable universal life benefits increased by $3.7 million in total, due primarily to growth in business and higher crediting rates for annuities. Total traditional policy benefits, claims and losses decreased from $116.7 million during 1994 to $104.4 million during 1995. The largest component of this $12.3 million decrease is a $12.5 million decrease in term life insurance benefits due to the cession of substantially all of this block of business in 1995.

    The decrease in policy acquisition expenses of $23.4 million, or 29.4%, to $56.1 million in 1995 is primarily due to reduced profit margins resulting from increased mortality and reduced investment margins, which resulted in a corresponding reduction in amortization. In addition, the 1994 amortization includes an increase of $9.6 million for the term life insurance product due to revised estimates of future profits.

    Other operating expenses decreased $12.2 million, or 10.8%, to $101.2 million in 1995, resulting primarily from a $7.5 million decrease due to the cession of substantially all term life insurance business and to significant non-recurring 1994 expenses.

Interest Margins
----------------

The results of the Retail Financial Services segment depend, in part, on the maintenance of profitable margins between investment results from investment assets supporting universal life and general account annuity products and the interest credited on those products. The following table sets forth interest earned, interest credited and the related interest margin.


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                   1996     1995     1994
=======================================================================
Net investment income                          $145.9   $152.7   $157.5
Less: Interest credited                         101.3    107.7    102.0
-----------------------------------------------------------------------
Interest margins (1)                           $ 44.6   $ 45.0   $ 55.5
=======================================================================

(1) Interest margins represent the difference between income earned on investment assets and interest credited to customers' universal life and general account annuity policies.

    Interest margins were relatively consistent in 1996, as compared to 1995. The decrease in interest margins from 1994 to 1995 is a result of a decline in policies in force and higher crediting rates resulting from the competetive environment.

Institutional Services
----------------------

The following table summarizes the results of operations for the Institutional Services segment.


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                           1996    1995    1994
============================================================
Revenues
     Fees, premiums and
      non-insurance income (1)        $ 33.5  $ 37.6  $ 72.6
     Net investment income
       GICs                             98.5   152.9   188.2
       Other                           115.5   113.5   114.6
     Net realized gains                 19.2     5.5     0.6
     Gain on sale of mutual fund
      processing business                 --    20.7      --
------------------------------------------------------------
Total revenues                         266.7   330.2   376.0
------------------------------------------------------------
Policy benefits, claims and losses
     Interest credited to GICs          89.2   137.2   166.6
     Other                              70.9    80.6    81.5
------------------------------------------------------------
Total policy benefits, claims
  and losses                           160.1   217.8   248.1
Policy acquisition expenses              2.9     3.2     3.4
Other operating expenses                50.9    66.4   120.1
------------------------------------------------------------
Income before taxes                   $ 52.8  $ 42.8  $  4.4
============================================================

(1) Fees, premiums and non-insurance income includes fees from retirement services, mutual fund services, institutional 401(k) recordkeeping services and other miscellaneous non-insurance related fees. In March 1995, the Company sold its mutual fund processing business.

1996 Compared to 1995
---------------------
Income before taxes increased $10.0 million, or 23.4%, to $52.8 million in 1996. This change was primarily attributable to increased realized gains of $13.7 million and to decreased other policy benefits, claims and losses of $9.7 million resulting from defined benefit and defined contribution plan cancellations. These items were partially offset by a net decline of $9.8 million related to the sale of the mutual fund processing business in 1995 and a decline in the interest margins on GICs of $6.4 million.

    Fees, premiums, non-insurance and other income decreased $4.1 million, or 10.9%, to $33.5 million in 1996. This decrease was primarily attributable to a $13.7 million decrease in revenues due to the absence of the mutual fund processing business in 1996, partially offset by the 1996 receipt of a non-recurring $4.8 million contingent payment related to the aforementioned sale and to $3.0 million from growth in retail telemarketing revenues. Additionally, fee income increased $1.5 million from the appreciation of separate account balances in related defined benefit and defined contribution plans.

--------------------------------------------------------------------------------

    Net investment income related to GICs and interest credited to GIC contractholders have declined in 1996 as a result of declining GIC deposits due to the downgrading in March 1995 of FAFLIC's S&P Rating to A+ (Good). As a result, sales of traditional GICs have substantially ceased. Management expects GIC deposits and related income to continue to decline.

    Net realized gains increased $13.7 million, to $19.2 million in 1996. This change resulted primarily from increased gains from sales of real estate properties totaling $12.2 million.

    Other policy benefits, claims and losses consist primarily of benefits provided by the Company's defined contribution and defined benefit plans, including annuity benefits for certain defined benefit plan participants electing that option. Other policy benefits, claims and losses declined from $80.6 million in 1995 to $70.9 million in 1996. This was primarily due to reductions in the interest credited to participants resulting from the aforementioned cancellations in defined benefit and defined contribution plans.

    Other operating expenses decreased $15.5 million, or 23.3%, to $50.9 million in 1996. This decrease was primarily attributable to the sale of the mutual fund processing business, which incurred $19.8 million of operating expenses in 1995.

1995 Compared to 1994
---------------------

Income before taxes increased $38.4 million to $42.8 million in 1995. This increase was primarily attributable to the sale of the Company's mutual fund processing business in March 1995, resulting in a pre-tax gain of $20.7 million, and to a $4.9 million increase in realized investment gains. Additionally, in 1995 revenue from the mutual fund processing business decreased $38.3 million and expenses decreased $49.3 million, contributing another $11.0 million to the increase in net income before taxes for this period.

    Fees, premiums and non-insurance income decreased $35.0 million, or 48.2% in 1995. As noted above, this decrease was primarily attributable to the $38.3 million decrease in revenues from the mutual fund processing business, which was sold in March 1995.

    Net investment income related to GICs and interest credited to GIC contractholders have declined as a result of declining GIC deposits due to the downgrading in March 1995 of FAFLIC's S&P Rating to A+ (Good). Management expects GIC deposits and related income to continue to decline.

    Net realized gains increased $4.9 million, to $5.5 million in 1995 due to decreased mortgage loan impairments.

    Other operating expenses decreased $53.7 million, or 44.7% in 1995. This decrease was primarily attributable to the $49.3 million decrease in expenses for the mutual fund processing business. The remainder of the decrease was due primarily to decreases in consulting fees, system development costs, and employee costs as a result of exiting certain other product lines and businesses, primarily various processing services for defined contribution plans.

Allmerica Asset Management
--------------------------

The following table summarizes the results of operations for the Allmerica Asset Management segment.


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                  1996   1995   1994
=================================================================
Fees and other income:
     External                                 $ 1.1  $ 1.0  $ 0.7
     Internal                                   7.7    3.4    3.3
-----------------------------------------------------------------
Total revenues                                  8.8    4.4    4.0
Other operating expenses                        7.7    2.1    2.1
-----------------------------------------------------------------
Income before taxes                           $ 1.1  $ 2.3  $ 1.9
=================================================================

    Since 1994, the Company has provided investment advisory and sub-advisory services, primarily to affiliates, through its registered investment advisor, Allmerica Asset Management ("AAM"). In the second quarter of 1996, AAM finalized contracts with two related parties, FAFLIC and AFLIAC, to provide investment advisory services at cost. The internal fees and corresponding operating expenses related to these contracts totaled $4.3 million for the year ended December 31, 1996.

Corporate
---------

The following table summarizes the results of operations for the Corporate segment.


                                                                   Period from
                                                                     October 1
                                                                       through
                                                     December 31   December 31
(IN MILLIONS)                                               1996          1995
==============================================================================
Revenues
    Investment and other income                           $  2.7         $ 0.4
    Realized loss                                           (0.9)           --
------------------------------------------------------------------------------
Total revenues                                               1.8           0.4
Other operating expenses                                    18.6           3.5
------------------------------------------------------------------------------
Loss before taxes                                         $(16.8)        $(3.1)
==============================================================================

    This segment consists primarily of $32.9 million of cash, investments and other assets remaining from the $52.9 million in net proceeds retained by the holding company in the Company's initial public offerings. These investments earned $2.7 million in net investment income in 1996 and $0.4 million for the period from October 1, 1995 to December 31, 1995. The segment incurred $18.6 million and $3.5 million of other operating expenses in 1996 and for the period from October 1, 1995 to December 31, 1995, respectively, primarily $15.3 million and $3.2 million, respectively, in interest expense on the Company's 7 5/8% Senior Debentures issued in October 1995.

--------------------------------------------------------------------------------

INVESTMENT PORTFOLIO
--------------------

The Company had investment assets diversified across several asset classes, as follows:


December 31
(Dollars in millions)                1996(1)                 1995(1)
================================================================================
                                        % of Total                 % of Total
                              Carrying    Carrying      Carrying     Carrying
                                 Value       Value         Value        Value
Fixed maturities (2)           $7,891.7      79.4%     $ 8,197.3         78.1%
Equity securities (2)             473.6       4.8          517.2          4.9
Mortgages                         764.6       7.7          856.5          8.2
Policy loans                      362.6       3.6          365.7          3.5
Real estate                       120.7       1.2          179.6          1.7
Cash and cash equivalents         202.6       2.0          307.1          2.9
Other invested assets             128.8       1.3           71.9          0.7
--------------------------------------------------------------------------------
Total                          $9,944.6     100.0%     $10,495.3        100.0%
================================================================================

(1) Includes Closed Block invested assets with a carrying value of $772.7 million and $775.1 million at December 31, 1996 and 1995, respectively.
(2) The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

    Total investment assets decreased $550.7 million, or 5.2%, to $9.9 billion during 1996. This decrease is primarily attributable to a decline in invested assets resulting from the settlement of GIC contracts and to market value depreciation in the fixed maturities portfolio. Equity securities decreased $43.6 million, or 8.4%, to $473.6 million, as a result of the Regional Property and Casualty segment's shift in portfolio holdings from equity securities to tax-exempt fixed maturity securities. Despite this portfolio shift, fixed maturities decreased $305.6 million, or 3.7%, due primarily to financing of net GIC withdrawals and to market value depreciation of $93.0 million. Additionally, mortgage loans decreased $91.9 million, or 10.7%, to $764.6 million caused primarily by loan repayments. The real estate portfolio decreased $58.9 million, or 32.8%, to $120.7 million during 1996 due to sales of investment properties. The increase in other invested assets of $56.9 million, or 79.1% to $128.8 million primarily relates to third and fourth quarter purchases of limited partnerships by FAFLIC. Cash and cash equivalents decreased $104.5 million, or 34.0%, to $202.6 million.

                           [PIE CHART APPEARS HERE]

                                Bond Portfolio
                                Credit Quality

                                Aaa/Aa/A   --  54%
                                Baa        --  31%
                                Ba & Below --  15%


    The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 84.8% and 88.7% of the Company's total fixed maturity portfolio at December 31, 1996 and December 31, 1995, respectively. In 1996, there was a modest shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average yield on debt securities was 7.3% and 7.2% for 1996 and 1995, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

The following table illustrates asset valuation allowances and additions to or deductions from such allowances for the periods indicated.


For the Years Ended December 31
(Dollars in millions)
================================================================================
                                                               Other
                                                      Real  Invested
1995                                    Mortgages   Estate    Assets     Total
----
     Beginning balance                     $ 47.2     $22.9    $ 3.7    $ 73.8
     Provision (benefits)                     1.5      (0.6)      --       0.9
     Write-offs (1)                         (14.9)     (2.7)      --     (17.6)
--------------------------------------------------------------------------------
     Ending balance                        $ 33.8     $19.6    $ 3.7    $ 57.1
Valuation allowance as a percentage
 of carrying value before reserves            3.8%      9.8%     4.9%      4.9%

1996
----
     Provision                                5.5        --       --       5.5
     Write-offs (1)                         (19.7)     (4.7)    (3.7)    (28.1)
--------------------------------------------------------------------------------
     Ending balance                        $ 19.6     $14.9   $   --    $ 34.5
Valuation allowance as a percentage
 of carrying value before reserves            2.5%     11.0%      --%      3.8%

(1) Write-offs reflect asset sales, foreclosures and forgiveness of debt upon restructuring.

    The increase in write-offs of mortgages during 1996 as compared to 1995 reflects an increase in the disposal of modified loans which were previously impaired.

Income Taxes
------------

AFC and its life insurance subsidiaries (including certain non-insurance operations) file a consolidated United States federal income tax return. Entities included within the consolidated group are segregated into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income. Allmerica P&C and its subsidiaries file a separate United States federal income tax return.

    For the years ended December 31, 1995 and 1994, FAFLIC, as a mutual insurance company until October 1995, was required to adjust its deduction for policyholder dividends by the differential earnings amount under Section 809 of the Internal Revenue Code. This amount was computed, for each tax year, by multiplying the average equity base of the FAFLIC/AFLIAC consolidated group, as determined for tax purposes, by the estimate of an excess of an imputed earnings rate over the average mutual life insurance companies' earnings rate.

    The differential earnings amount for each tax year was subsequently recomputed when actual earnings rates were published by the IRS. As a stock company, AFC, including its life insurance subsidiaries, is no longer required to reduce its policyholder dividend deduction by the differential earnings amount. The differential earnings amount in the current period related to an adjustment for the 1994 tax year based on the actual average mutual life insurance companies' earnings rate issued by the IRS in 1996.

    Provision for federal income taxes before minority interest was $75.2 million during 1996 compared to $82.7 million during 1995. These provisions resulted in consolidated effective federal tax rates of 22.7% and 27.4%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 28.9% and 32.0% during 1996 and 1995, respectively. The effective tax rates for the Regional Property and Casualty subsidiaries were 18.4% and 25.3% during 1996 and 1995, respectively. The reduction in the rate for FAFLIC in 1996 resulted primarily from additional reserves provided for revisions of estimated prior year tax liabilities in 1995, as well as an increase of $2.6 million in the differential earnings benefit from 1995 to 1996. The decrease in the rate for Regional Property and Casualty subsidiaries reflects a higher underwriting loss and greater proportion of pre-tax income from tax-exempt bonds in 1996, and to reserves provided for revisions in estimated prior year tax liabilities in 1995.

    Provision for federal income taxes before minority interest was $82.7 million during 1995 compared to $53.4 million during 1994. These provisions resulted in consolidated effective federal tax rates of 27.4% and 34.8% in 1995 and 1994, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 32.0% and 122.4% during 1995 and 1994, respectively. The effective tax rates for the Regional Property and Casualty subsidiaries were 25.3% and 3.5% during 1995 and 1994, respectively. The significant reduction in the rate for FAFLIC primarily resulted from a

--------------------------------------------------------------------------------

differential earnings benefit of $7.6 million, or 7.9% of taxable income, during 1995, including a benefit of $15.2 million recognized during the fourth quarter, versus a charge of $35.0 million, or 86.5% of taxable income, during 1994. The increase in the rate for the Regional Property and Casualty subsidiaries is attributable to improved underwriting results, a decrease in the proportion of pre-tax income attributable to tax-exempt interest, and to reserves provided for revisions in estimated prior year tax liabilities, including $7.2 million provided during the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

    Net cash provided by operating activities was $156.0 million, $131.2 million and $331.7 million in 1996, 1995 and 1994, respectively. The increase in 1996 was primarily attributable to an increase in cash provided by the operations of the life insurance subsidiaries. This increase was partially offset by increased underwriting losses in the Regional Property and Casualty Insurance subsidiaries which resulted in an increase in claims payments. The decrease during 1995 was due primarily to the timing of payments of losses and LAE in the Regional Property and Casualty Insurance subsidiaries; the timing of cash receipts and payments relating to reinsurance due primarily to the cession of the yearly renewable term product in 1995; the decrease in investment income due to the decrease in GIC assets; and the decrease in other income resulting from the sale of the mutual fund processing business.

    Net cash provided by investing activities was $424.6 in 1996 and $327.2 million in 1994. Net cash used in investing activities was $128.1 million in 1995. The increase from 1995 to 1996 was primarily attributable to increased sales of investments used to finance net withdrawals from GICs partially offset by additional purchases of fixed maturities and other long-term investments financed through an increase in investable cash generated by operations. During 1996, cash flows from investing activities were impacted by delayed sales of investments financed instead with repurchase agreements. Although the repurchase agreements were entirely settled by year end, management may utilize this policy again in future periods.

    In 1995, the net cash used resulted from net purchases of fixed maturities and equity securities which were partially offset by mortgage loan repayments and proceeds from the sale of the mutual fund processing business. In 1994, a larger amount of mortgage loan repayments and net sales and maturities of fixed maturities resulted in the net cash provided.

    Net cash used for financing activities was $685.1 million, $235.7 million, and $410.6 million in 1996, 1995, and 1994 respectively. The Company made cash payments on withdrawals from GICs that exceeded cash received from deposits on these contracts by $636.3 million, $624.1 million and $400.7 million in 1996, 1995 and 1994, respectively. Although the Company expects this trend in negative financing cash flows from GIC withdrawals to continue, the Company does not expect GIC withdrawals to have a material impact on liquidity. Also, cash used to purchase subsidiary common stock increased $21.1 million, to $42.0 million during the year ended December 31, 1996.

    In 1995, the cash used for financing activities was positively impacted by the Company's receipt of proceeds of $248.0 million and $197.2 million from its initial public offering of stock and debt, respectively.

    On February 3, 1997, AFC Capital Trust (the "Trust"), a subsidiary business trust of AFC, issued $300 million Series A Capital Securities, which pay cumulative dividends at a rate of 8.207% semiannually commencing August 15, 1997. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in an equivalent amount of 8.207% Junior Subordinated Deferrable Interest Debentures due 2027 of AFC (the "Subordinated Debentures"). Through certain guarantees, the Subordinated Debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the Trust under the Capital Securities. Net proceeds from the offering of approximately $296.3 million are intended to fund a portion of the acquisition of the 24.2 million publicly held shares of Allmerica P&C pursuant to an Agreement and Plan of Merger dated February 19, 1997.

    On October 16, 1995, FAFLIC converted from a policyholder owned to stockholder owned insurance company and AFC became the holding company for FAFLIC. AFC also raised net proceeds of $248.0 million from the sale of Common Stock and issued $200.0 million principal amount 7 5/8% Senior

--------------------------------------------------------------------------------

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

    Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. FAFLIC and Allmerica P&C have $100.0 million and $40.0 million respectively, under various committed short-term lines of credit. At December 31, 1996, no amounts were outstanding and $90.2 million and $12.0 million were available for borrowing by FAFLIC and Allmerica P&C, respectively. FAFLIC and Allmerica P&C had $9.8 million and $28.0 million, respectively, of commercial paper borrowings outstanding at December 31, 1996.

RECENT DEVELOPMENTS
-------------------

On February 19, 1997, the Company and Allmerica P&C entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will acquire all of the outstanding Common Stock, $1.00 par value per share, of Allmerica P&C that it does not already own for consideration consisting of $33.00 per share of Common Stock, subject to adjustment, payable in cash and shares of common stock, par value $0.01 per share, of the Company (the "AFC Common Stock"). In addition, a shareholder of Allmerica P&C may elect to receive the consideration in cash, without interest, or in shares of AFC Common Stock, subject to proration as set forth in the Merger Agreement. The maximum number of shares of AFC Common Stock to be issued in the Merger is approximately 9.67 million shares. The acquisition will be accomplished by merging a newly created, wholly-owned subsidiary of the Company with and into Allmerica P&C ( the "Merger") resulting in Allmerica P&C becoming a wholly-owned subsidiary of the Company. Also, immediately prior to the Merger, Allmerica P&C's Certificate of Incorporation will be amended to authorize a new class of Common Stock, one share of which will be exchanged for each share of Common Stock currently held by SMA Financial Corp., a wholly-owned subsidiary of the Company. The consummation of the Merger is subject to the satisfaction of various conditions, including the approval of regulatory authorities.

FORWARD-LOOKING STATEMENTS
--------------------------

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

                                    ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders of Allmerica Financial Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Allmerica Financial Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in the accompanying notes to the consolidated financial statements, the Company changed its method of accounting for investments (Note
1) and postemployment benefits (Note 11) in 1994.

/s/ Price Waterhouse LLP

Boston, Massachusetts
February 3, 1997, except as to Note 1,
which is as of February 19, 1997, and Note 2, which is as of April 14, 1997

Management Report on Responsibility For Financial Reporting
--------------------------------------------------------------------------------

The management of Allmerica Financial Corporation has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles and include amounts based on management's informed estimates and judgments. We believe that these statements present fairly the company's financial position and results of operations and that the other information contained in the annual report is accurate and consistent with the financial statements.

    Allmerica Financial Corporation's Board of Directors annually appoints independent accountants to perform an audit of its consolidated financial statements. The financial statements have been audited by Price Waterhouse LLP, independent accountants, in accordance with generally accepted auditing standards. Their audit included consideration of the company's system of internal control in order to determine the audit procedures required to express their opinion on the consolidated financial statements.

    Management of Allmerica Financial Corporation has established and maintains a system of internal control that provides reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance. Allmerica Financial Corporation and its subsidiaries maintain a strong internal audit program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management recognizes the inherent limitations in all internal control systems and believes that our system of internal control provides an appropriate balance between the costs and benefits desired. Management believes that the company's system of internal control provides reasonable assurance that errors or irregularities that would be material to the financial statements are prevented or detected in the normal course of business.

    The Audit Committee of the Board of Directors, composed solely of outside directors, oversees management's discharge of its financial reporting responsibilities. The committee meets periodically with management, our internal auditors and our independent accountants, Price Waterhouse LLP. Both our internal auditors and Price Waterhouse LLP have direct access to the Audit Committee.

    Management recognizes its responsibility for fostering a strong ethical climate. This responsibility is reflected in the Company's policies which address, among other things, potential conflicts of interest; compliance with all domestic and foreign laws including those relating to financial disclosure and the confidentiality of proprietary information. Allmerica Financial Corporation maintains a systematic program to assess compliance with these policies.

/s/ John F. O'Brien            /s/ Edward J. Parry, III

John F. O'Brien                Edward J. Parry, III
President and Chief            Vice President, Chief Financial
Executive Officer              Officer, Principal Accounting Officer

Consolidated Statements of Income


------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS, EXCEPT PER SHARE DATA)          1996          1995          1994
==============================================================================
REVENUES
--------
     Premiums                             $2,236.3      $2,222.8      $2,181.8
     Universal life and investment
      product policy fees                    197.2         172.4         156.8
     Net investment income                   672.6         710.5         743.1
     Net realized investment gains            65.9          19.1           1.1
     Realized gain on sale of
      mutual fund processing
      business                                  --          20.7            --
     Other income                            102.7          95.4         112.3
------------------------------------------------------------------------------
        Total revenues                     3,274.7       3,240.9       3,195.1
------------------------------------------------------------------------------

BENEFITS, LOSSES AND EXPENSES
-----------------------------
     Policy benefits, claims,
      losses and loss adjustment
      expenses                             1,957.0       2,010.3       2,047.0
     Policy acquisition expenses             483.5         470.3         475.7
     Other operating expenses                502.5         458.5         518.9
------------------------------------------------------------------------------
        Total benefits, losses and
         expenses                          2,943.0       2,939.1       3,041.6
------------------------------------------------------------------------------
Income before federal income taxes           331.7         301.8         153.5
------------------------------------------------------------------------------

Federal income tax expense (benefit)
     Current                                  90.9         119.7          45.4
     Deferred                                (15.7)        (37.0)          8.0
------------------------------------------------------------------------------
        Total federal income tax
         expense                              75.2          82.7          53.4
------------------------------------------------------------------------------

Income before minority interest,
 extraordinary item and cumulative
 effect of accounting change                 256.5         219.1         100.1
Minority interest                            (74.6)        (73.1)        (51.0)
------------------------------------------------------------------------------

Income before extraordinary item
 and cumulative effect
  of accounting change                       181.9         146.0          49.1

Extraordinary item -
 demutualization expenses                       --         (12.1)         (9.2)
Cumulative effect of change in
 accounting principle                           --            --          (1.9)
------------------------------------------------------------------------------
Net income                                $  181.9      $  133.9      $   38.0
==============================================================================


                                                   For the Period     Year Ended
                                                        October 1   December 31,
                                        Year Ended        through           1995
                                      December 31,   December 31,     Pro Forma*
                                              1996           1995    (Unaudited)

Net income after demutualization          $  181.9       $   40.7      $  130.6
===============================================================================
Net income after demutualization
 per share                                $   3.63       $   0.82      $   2.61
===============================================================================
Weighted average shares outstanding           50.1           49.4          50.1
===============================================================================

*The pro forma information gives effect to the transactions referred to in
 Note 1N.



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Balance Sheets


------------------------------------------------------------------------------------
DECEMBER 31
(IN MILLIONS, EXCEPT PER SHARE DATA)                               1996         1995
====================================================================================
ASSETS
  Investments:
    Fixed maturities-at fair value (amortized cost of
     $7,305.5 and $7,467.9)                                   $ 7,487.8    $ 7,739.3
    Equity securities-at fair value (cost of $328.2 and
     $410.6)                                                      473.6        517.2
    Mortgage loans                                                650.1        799.5
    Real estate                                                   120.7        179.6
    Policy loans                                                  132.4        123.2
    Other long-term investments                                   128.8         71.9
------------------------------------------------------------------------------------
       Total investments                                        8,993.4      9,430.7
------------------------------------------------------------------------------------
  Cash and cash equivalents                                       178.5        289.5
  Accrued investment income                                       149.0        163.2
  Deferred policy acquisition costs                               822.7        735.7
------------------------------------------------------------------------------------
  Reinsurance receivables:
    Future policy benefits                                        102.8         97.1
    Outstanding claims, losses and loss adjustment
     expenses                                                     663.8        799.6
    Unearned premiums                                              46.2         43.8
    Other                                                          62.8         58.9
------------------------------------------------------------------------------------
       Total reinsurance receivables                              875.6        999.4
------------------------------------------------------------------------------------
  Deferred federal income taxes                                    93.2         81.2
  Premiums, accounts and notes receivable                         533.0        526.7
  Other assets                                                    307.5        363.6
  Closed Block assets                                             811.8        818.9
  Separate account assets                                       6,233.0      4,348.8
------------------------------------------------------------------------------------
       Total assets                                           $18,997.7    $17,757.7
====================================================================================
LIABILITIES
-----------
  Policy liabilities and accruals:
    Future policy benefits                                    $ 2,613.7    $ 2,639.3
    Outstanding claims, losses and loss adjustment
     expenses                                                   2,944.1      3,081.3
    Unearned premiums                                             822.5        800.9
    Contractholder deposit funds and other policy
     liabilities                                                2,060.4      2,737.4
------------------------------------------------------------------------------------
       Total policy liabilities and accruals                    8,440.7      9,258.9
====================================================================================
  Expenses and taxes payable                                      622.3        603.0
  Reinsurance premiums payable                                     31.4         42.0
  Short-term debt                                                  38.4         31.2
  Deferred federal income taxes                                    34.7         47.8
  Long-term debt                                                  202.2        202.3
  Closed Block liabilities                                        892.1        902.0
  Separate account liabilities                                  6,227.2      4,337.8
------------------------------------------------------------------------------------
       Total liabilities                                       16,489.0     15,425.0
------------------------------------------------------------------------------------
  Minority interest                                               784.0        758.5
------------------------------------------------------------------------------------
Commitments and contingencies (Notes 15 and 20)

SHAREHOLDERS' EQUITY
--------------------
  Preferred stock, $0.01 par value, 20.0 million shares
   authorized, none issued                                           --           --
  Common stock, $0.01 par value, 300.0 million shares
   authorized, 50.1 million
   shares issued and outstanding                                    0.5          0.5
  Additional paid-in capital                                    1,382.5      1,382.5
  Unrealized appreciation on investments, net                     131.6        153.0
  Retained earnings                                               210.1         38.2
------------------------------------------------------------------------------------
       Total shareholders' equity                               1,724.7      1,574.2
------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity             $18,997.7    $17,757.7
====================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Shareholders' Equity

FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                               1996            1995         1994
================================================================================
COMMON STOCK
------------
  Balance at beginning of year          $    0.5       $      --     $     --
  Demutualization transaction                 --             0.4           --
  Initial public offering                     --             0.1           --
--------------------------------------------------------------------------------
  Balance at end of year                     0.5             0.5           --
--------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL
--------------------------
  Balance at beginning of year           1,382.5              --           --
  Demutualization transaction                 --         1,134.6           --
  Initial public offering                     --           247.9           --
--------------------------------------------------------------------------------
  Balance at end of year                 1,382.5         1,382.5           --
--------------------------------------------------------------------------------

RETAINED EARNINGS
-----------------
  Balance at beginning of year              38.2         1,071.4      1,033.4
  Net income prior to
   demutualization                            --            93.2         38.0
--------------------------------------------------------------------------------
                                            38.2         1,164.6      1,071.4
  Demutualization transaction                 --        (1,164.6)          --
  Net income subsequent to
   demutualization                         181.9            40.7           --
  Dividends to shareholders                (10.0)           (2.5)          --
--------------------------------------------------------------------------------
  Balance at end of year                   210.1            38.2      1,071.4
--------------------------------------------------------------------------------

NET UNREALIZED APPRECIATION
---------------------------
(DEPRECIATION) ON INVESTMENTS
-----------------------------
  Balance at beginning of year             153.0           (79.0)        17.5
--------------------------------------------------------------------------------

  Cumulative effect of accounting
   change:
  Net appreciation on
   available-for-sale debt
   securities                                 --              --        296.1
  Provision for deferred federal
   income taxes and minority
   interest                                   --              --       (149.1)
--------------------------------------------------------------------------------
                                              --              --        147.0
--------------------------------------------------------------------------------
  Effect of transfer of
   securities from
   held-to-maturity
   to available-for-sale:
  Net appreciation on
   available-for-sale debt
   securities                                 --            22.4           --
  Provision for deferred federal
   income taxes and minority
   interest                                   --            (9.6)          --
--------------------------------------------------------------------------------
                                              --            12.8           --
--------------------------------------------------------------------------------
  (Depreciation) appreciation
   during the period:
   Net (depreciation) appreciation
    on available-for-sale
    securities                             (35.1)          466.0       (492.1)
   Benefit (provision) for
    deferred federal income taxes           12.3          (163.1)       171.9
   Minority interest                         1.4           (83.7)        76.7
--------------------------------------------------------------------------------
                                           (21.4)          219.2       (243.5)
--------------------------------------------------------------------------------

  Balance at end of year                   131.6           153.0        (79.0)
--------------------------------------------------------------------------------

    Total shareholders' equity          $1,724.7       $ 1,574.2     $  992.4
================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Cash Flows

FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                1996         1995          199
================================================================================
CASH FLOWS FROM OPERATING
-------------------------
ACTIVITIES
----------
  Net income                             $   181.9     $   133.9     $    38.0
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Minority interest                         74.6          73.1          50.1
    Net realized gains                       (65.2)        (39.8)         (1.1)
    Net amortization and
     depreciation                             44.7          57.7          45.9
    Deferred federal income taxes            (15.7)        (37.0)          8.0
    Change in deferred acquisition
     costs                                   (73.9)        (38.4)        (34.6)
    Change in premiums and notes
     receivable, net of
     reinsurance payable                      (16.7)        (42.0)        (25.6)
    Change in accrued investment
     income                                   16.5           6.8           4.6
    Change in policy liabilities
     and accruals, net                      (184.3)        116.2         175.9
    Change in reinsurance receivable         123.7         (75.6)        (31.9)
    Change in expenses and taxes
     payable                                  27.1           7.7          88.0
    Separate account activity, net             5.2          (0.1)          0.4
    Other, net                                38.1         (31.3)         14.0
--------------------------------------------------------------------------------
     Net cash provided by operating
      activities                             156.0         131.2         331.7
--------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES
   ------------------------------------
   Proceeds from disposals and
    maturities of
    available-for-sale fixed
    maturities                             4,018.5       2,738.4       2,097.8
   Proceeds from disposals of
    held-to-maturity fixed
    maturities                                  --         271.3         304.4
   Proceeds from disposals of
    equity securities                        228.7         120.0         143.9
   Proceeds from disposals of
    other investments                         99.3          40.5          25.9
   Proceeds from mortgages matured
    or collected                             176.9         230.3         256.4
   Purchase of available-for-sale
    fixed maturities                      (3,830.7)     (3,273.3)     (2,150.1)
   Purchase of held-to-maturity
    fixed maturities                            --            --        (111.6)
   Purchase of equity securities             (91.6)       (254.0)       (172.2)
   Purchase of other investments            (168.0)        (24.8)        (26.6)
   Proceeds from sale of mutual
    fund processing business                    --          32.9            --
   Capital expenditures                      (12.8)        (14.1)        (43.1)
   Other investing activities, net             4.3           4.7           2.4
--------------------------------------------------------------------------------
     Net cash provided by (used in)
     investing activities                    424.6        (128.1)        327.2
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Deposits and interest credited
   to contractholder deposit funds            268.7         445.8         786.3
  Withdrawals from contractholder
   deposit funds                            (905.0)     (1,069.9)     (1,187.0)
  Change in short-term debt                    7.2          (1.6)         (6.0)
  Change in long-term debt                    (0.1)          0.2           0.3
  Dividends paid to shareholders             (13.9)         (6.6)         (4.2)
  Net proceeds from issuance of
   common stock                                 --         248.0            --
  Payments for policyholders'
   membership interests                         --         (27.9)           --
  Net proceeds from issuance of
   long-term debt                               --         197.2            --
  Subsidiary treasury stock
   purchased, at cost                        (42.0)        (20.9)           --
--------------------------------------------------------------------------------
     Net cash used in financing
      activities                            (685.1)       (235.7)       (410.6)
--------------------------------------------------------------------------------
Net change in cash and cash
 equivalents                                (104.5)       (232.6)        248.3
Net change in cash held in the
 Closed Block                                 (6.5)        (17.6)           --
Cash and cash equivalents,
 beginning of year                           289.5         539.7         291.4
--------------------------------------------------------------------------------
Cash and cash equivalents, end
 of year                                 $   178.5     $   289.5     $   539.7
================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------
   Interest paid                         $    33.8     $     4.1     $     4.3
   Income taxes paid                     $    68.1     $    90.6     $    46.1

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies
   ------------------------------------------

A. Basis of Presentation and Principles of Consolidation
--------------------------------------------------------
First Allmerica Financial Life Insurance Company ("FAFLIC") was organized as a mutual life insurance company until October 16, 1995. FAFLIC converted to a stock life insurance company pursuant to a plan of reorganization effective October 16, 1995 and became a wholly owned subsidiary of Allmerica Financial Corporation ("AFC" or the "Company"). The consolidated financial statements have been prepared as if FAFLIC were organized as a stock life insurance company for all periods presented. Thus, generally accepted accounting principles for stock life insurance companies have been applied retroactively for all periods presented.

     The consolidated financial statements of AFC include the accounts of FAFLIC, its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), and Allmerica Property and Casualty Companies, Inc. ("Allmerica P&C", a 59.5%-owned non-insurance holding company). The Closed Block assets and liabilities at December 31, 1996 and 1995 and its results of operations subsequent to demutualization are presented in the consolidated financial statements as single line items. Prior to demutualization such amounts are presented line by line in the consolidated financial statements (see Note 6). Unless specifically stated, all disclosures contained herein supporting the consolidated financial statements at December 31, 1996 and 1995 and the years then ended exclude the Closed Block related amounts. All significant intercompany accounts and transactions have been eliminated.

     Minority interest relates to the Company's investment in Allmerica P&C and its only significant subsidiary, The Hanover Insurance Company ("Hanover"). Hanover's 82.5%-owned subsidiary is Citizens Corporation, the holding company for Citizens Insurance Company of America ("Citizens"). Minority interest also includes an amount related to the minority interest in Citizens Corporation.

     On February 19, 1997, the Company announced a definitive merger agreement under which it would acquire, at consideration of $33.00 per share, all of the shares of Allmerica P&C currently held by the minority stockholders. Additional information pertaining to the merger agreement is included in Note 2, Significant Transactions.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. Closed Block
---------------
As of October 16, 1995, FAFLIC established and began operating a closed block (the "Closed Block") for the benefit of the participating policies included therein, consisting of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies which were in force on October 16, 1995; such policies constitute the "Closed Block Business". The purpose of the Closed Block is to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts after the demutualization. Unless the Commissioner consents to an earlier termination, the Closed Block will continue to be in effect until the date none of the Closed Block policies is in force. On October 16, 1995, FAFLIC allocated to the Closed Block assets in an amount that is expected to produce cash flows which, together with future revenues from the Closed Block Business, are reasonably sufficient to support the Closed Block Business, including provision for payment of policy benefits, certain future expenses and taxes and for continuation of policyholder dividend scales payable in 1994 so long as the experience underlying such dividend scales continues. The Company expects that the factors underlying such experience will fluctuate in the future and policyholder dividend scales for Closed Block Business will be set accordingly.

     Although the assets and income allocated to the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block, the excess of Closed Block liabilities over Closed Block assets at October 16, 1995 measured on a GAAP basis represent the expected future post-tax income from the Closed Block which may be recognized in income over the period the policies and contracts in the Closed Block remain in force.

     If the actual income from the Closed Block in any given period equals or exceeds the expected income for such period as determined at October 16, 1995, the expected income would be recognized in income for that period. Further, any excess of the actual income over the expected income would also be recognized in income to the extent that the aggregate expected income for all prior periods exceeded the aggregate actual income. Any remaining excess of actual income over expected income would be accrued as a liability for policyholder dividends in the Closed Block to be paid to the Closed Block policyholders. This accrual for future dividends effectively limits the actual Closed Block income recognized in income to the Closed Block income expected to emerge from operation of the Closed Block as determined as of October 16, 1995.

     If, over the period the policies and contracts in the Closed Block remain in force, the actual income from the Closed Block is less than the expected income from the Closed Block, only such actual income (which could reflect a loss) would be recognized in income. If the actual income from the Closed Block in any given period is less than the expected income for that period and changes in dividends scales are inadequate to

--------------------------------------------------------------------------------

offset the negative performance in relation to the expected performance, the income inuring to shareholders of the Company will be reduced. If a policyholder dividend liability had been previously established in the Closed Block because the actual income to the relevant date had exceeded the expected income to such date, such liability would be reduced by this reduction in income (but not below zero) in any periods in which the actual income for that period is less than the expected income for such period.

C. Valuation of Investments
---------------------------
Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities", which requires investments be classified into one of three categories: held-to-maturity, available-for-sale or trading. The effect of implementing SFAS No. 115, as of January 1, 1994, was an increase in the carrying value of fixed maturity investments of $335.3 million, a decrease in deferred policy acquisition costs of $20.8 million, an increase in policyholder liabilities of $18.4 million, a net increase in deferred income tax liabilities of $103.7 million, an increase in minority interest of $45.4 million and an increase in shareholders' equity of $147.0 million, which resulted from changing the carrying value of certain fixed maturities from amortized cost to fair value and related adjustments. The implementation had no effect on net income.

     In November 1995, the Financial Accounting Standards Board issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, which permitted companies to reclassify securities, where appropriate, based on the new guidance. As a result, the Company transferred securities with amortized cost and fair value of $696.4 million and $725.6 million, respectively, from the held-to-maturity category to the available-for-sale category, which resulted in a net increase in shareholders' equity of $12.8 million.

     Realized gains and losses on sales of fixed maturities and equity securities are determined on the specific-identification basis using amortized cost for fixed maturities and cost for equity securities. Fixed maturities and equity securities with other than temporary declines in fair value are written down to estimated fair value resulting in the recognition of realized losses.

     Mortgage loans on real estate are stated at unpaid principal balances, net of unamortized discounts and reserves. Reserves on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate (upon foreclosure), on the disposition or settlement of mortgage loans and on mortgage loans which management believes may not be collectible in full. In establishing reserves, management considers, among other things, the estimated fair value of the underlying collateral.

     Fixed maturities and mortgage loans that are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.

     Policy loans are carried principally at unpaid principal balances.

     Real estate that has been acquired through the foreclosure of mortgage loans is valued at the estimated fair value at the time of foreclosure. The Company considers several methods in determining fair value at foreclosure, using primarily third-party appraisals and discounted cash flow analyses. After foreclosure, the Company makes a determination as to whether the asset should be held for production of income or held for sale.

     Real estate investments held for the production of income and held for sale are carried at depreciated cost less valuation allowances, if necessary, to reduce the carrying value to fair value. Depreciation is generally calculated using the straight-line method.

     Realized investment gains and losses, other than those related to separate accounts for which the Company does not bear the investment risk, are reported as a component of revenues based upon specific identification of the investment assets sold. When an other than temporary impairment of the value of a specific investment or a group of investments is determined, a realized investment loss is recorded. Changes in the valuation allowance for mortgage loans and real estate are included in realized investment gains or losses.

D. Financial Instruments
------------------------
In the normal course of business, the Company enters into transactions involving various types of financial instruments, including debt, investments such as fixed maturities, mortgage loans and equity securities, investment and loan commitments, swap contracts and interest rate futures contracts. These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

E. Cash and Cash Equivalents
----------------------------
Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

F. Deferred Policy Acquisition Costs
------------------------------------
Acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of revenues. Property and casualty, group life and group health insurance business acquisition costs are deferred and amortized over the terms of the insurance policies. Acquisition costs related to universal life products and contractholder deposit funds are deferred and amortized in proportion to total estimated gross profits over the expected life of the contracts using a revised interest rate applied to the remaining benefit period. Acquisition costs related to annuity and other life insurance businesses are deferred and amortized,

--------------------------------------------------------------------------------

generally in proportion to the ratio of annual revenue to the estimated total revenues over the contract periods based upon the same assumptions used in estimating the liability for future policy benefits. Deferred acquisition costs for each product are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination.

     Although realization of deferred policy acquisition costs is not assured, management believes it is more likely than not that all of these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced. The amount of amortization of deferred policy acquisition costs could be revised in the near term if any of the estimates discussed above are revised.

G. Property and Equipment
-------------------------
Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets which generally range from 3 to 30 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements.

H. Separate Accounts
--------------------
Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of certain pension, variable annuity and variable life insurance contractholders. Assets consist principally of bonds, common stocks, mutual funds, and short-term obligations at market value. The investment income, gains, and losses of these accounts generally accrue to the contractholders and, therefore, are not included in the Company's net income. Appreciation and depreciation of the Company's interest in the separate accounts, including undistributed net investment income, is reflected in shareholders' equity or net investment income.

I. Policy Liabilities and Accruals
----------------------------------
Future policy benefits are liabilities for life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance products are computed using the net level premium method for individual life and annuity policies, and are based upon estimates as to future investment yield, mortality and withdrawals that include provisions for adverse deviation. Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2 1/2% to 6% for life insurance and 2% to 9 1/2% for annuities. Estimated liabilities are established for group life and health policies that contain experience rating provisions. Mortality, morbidity and withdrawal assumptions for all policies are based on the Company's own experience and industry standards. Liabilities for universal life include deposits received from customers and investment earnings on their fund balances, less administrative charges. Universal life fund balances are also assessed mortality and surrender charges.

     Liabilities for outstanding claims, losses and loss adjustment expenses are estimates of payments to be made on property and casualty and health insurance for reported losses and estimates of losses incurred but not reported. These liabilities are determined using case basis evaluations and statistical analyses and represent estimates of the ultimate cost of all losses incurred but not paid. These estimates are continually reviewed and adjusted as necessary; such adjustments are reflected in current operations. Estimated amounts of salvage and subrogation on unpaid property and casualty losses are deducted from the liability for unpaid claims.

     Premiums for property and casualty, group life, and accident and health insurance are reported as earned on a pro-rata basis over the contract period. The unexpired portion of these premiums is recorded as unearned premiums.

     Contractholder deposit funds and other policy liabilities include investment-related products such as guaranteed investment contracts, deposit administration funds and immediate participation guarantee funds and consist of deposits received from customers and investment earnings on their fund balances.

     All policy liabilities and accruals are based on the various estimates discussed above. Although the adequacy of these amounts cannot be assured, management believes that it is more likely than not that policy liabilities and accruals will be sufficient to meet future obligations of policies in force. The amount of liabilities and accruals, however, could be revised in the near term if the estimates discussed above are revised.

J. Premium and Fee Revenue and Related Expenses
-----------------------------------------------
Premiums for individual life and health insurance and individual and group annuity products, excluding universal life and investment-related products, are considered revenue when due. Property and casualty and group life, accident and health insurance premiums are recognized as revenue over the related contract periods. Benefits, losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through the provision for future benefits, estimated and unpaid losses and amortization of deferred policy acquisition costs. Revenues for investment-related products consist of net investment income and contract charges assessed against the fund values. Related benefit expenses primarily consist of net investment income credited to the fund values after deduction for investment and risk charges. Revenues for universal life products consist of net investment income, and mortality, administration and surrender charges assessed against the fund values. Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to universal life fund values.

--------------------------------------------------------------------------------

K. Policyholder Dividends
-------------------------

Prior to demutualization, certain life, health and annuity insurance policies contained dividend payment provisions that enabled the policyholder to participate in the earnings of the Company. The amount of policyholders' dividends was determined annually by the Board of Directors. The aggregate amount of policyholders' dividends was related to the actual interest, mortality, morbidity and expense experience for the year and the Company's judgment as to the appropriate level of statutory surplus to be retained. Upon demutualization, certain participating individual life insurance policies and individual annuity and supplemental contracts were transferred to the Closed Block. The Closed Block was funded to protect the dividend expectations of such policies and contracts. Accordingly, these policies no longer participate in the earnings and surplus of the Open Block. Subsequent to demutualization, the Company ceased issuance of participating policies.

     Prior to demutualization, the participating life insurance in force was 16.2% of the face value of total life insurance in force at December 31, 1994. The premiums on participating life, health and annuity policies were 11.3% and 6.4% of total life, health and annuity statutory premiums prior to demutualization in 1995 and 1994, respectively. Total policyholders' dividends were $23.3 million and $32.8 million prior to demutualization in 1995 and 1994, respectively.

L. Federal Income Taxes
-----------------------

AFC, FAFLIC, AFLIAC and FAFLIC's non-insurance domestic subsidiaries file a consolidated United States federal income tax return. Entities included within the consolidated group are segregated into either a life insurance or non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income. Allmerica P&C and its subsidiaries file a separate United States federal income tax return.

     Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). These differences result primarily from loss reserves, policy acquisition expenses, and unrealized appreciation/depreciation on investments.

M. New Accounting Pronouncements
--------------------------------

In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. This statement requires companies to write down to fair value long-lived assets whose carrying value is greater than the undiscounted cash flows of those assets. The statement also requires that long-lived assets of which management is committed to dispose, either by sale or abandonment, be valued at the lower of their carrying amount or fair value less costs to sell. This statement is effective for fiscal years beginning after December 15, 1995. The adoption of this statement has not had a material effect on the financial statements.

N. Earnings Per Share
---------------------

Earnings per share for the year ended December 31, 1996 is based on a weighted average of the number of shares outstanding during 1996. Earnings per share for the period October 1, 1995 (date used to estimate financial information for the effective date of the demutualization transaction of October 16, 1995) through December 31, 1995 is based on a weighted average of the number of shares outstanding between October 16, 1995 and December 31, 1995.

     The unaudited pro forma earnings per share for the year ended December 31, 1995 is based on a weighted average of the number of shares that would have been outstanding between January 1, 1995 and December 31, 1995 had the demutualization transaction occurred as of January 1, 1995.

     The unaudited pro forma earnings and earnings per share information give effect to the demutualization transaction and the Senior Debentures transaction as if these transactions had occurred as of January 1, 1995. The effect on earnings is to eliminate demutualization expenses of $12.1 million, to eliminate a differential earnings adjustment tax credit of $7.6 million and to increase interest and amortization expense related to the Senior Debentures by $7.8 million, for a net decrease in pro forma earnings of $3.3 million.

     The unaudited pro forma information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the transactions been consummated on January 1, 1995, and does not represent a projection or forecast of the Company's consolidated results of operations for any future period.

O. Reclassifications
--------------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. SIGNIFICANT TRANSACTIONS
   ------------------------

In April 1997, the Company entered into a letter of intent for the 100% coninsurance of its disability income line of business. The consummation of the transaction is subject to a number of conditions, including the negotiation and execution of definitive documentation and the receipt of regulatory approvals. The proposed transaction resulted in the recognition of a $53.9 million pre-tax loss during the first quarter of 1997.

On February 19, 1997, the Company and Allmerica P&C entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will acquire all of the outstanding Common Stock, $1.00 par value per share, of Allmerica P&C that it does not already own for consideration consisting of $33.00 per share of Common Stock, subject to adjustment, payable in cash and shares of common stock, par value $0.01 per share, of the Company (the "AFC Common Stock"). In addition, a shareholder of Allmerica P&C may elect to receive the consideration in cash, without interest, or in shares of AFC Common Stock, subject to proration as set forth in the Merger Agreement. The maximum number of shares of AFC Common Stock to be issued in the Merger is approximately 9.67 million shares. The acquisition will be accomplished by merging a newly created, wholly-owned subsidiary of the Company with and into Allmerica P&C ( the "Merger")

--------------------------------------------------------------------------------

resulting in Allmerica P&C becoming a wholly-owned subsidiary of the Company. Also, immediately prior to the Merger, Allmerica P&C's Certificate of Incorporation will be amended to authorize a new class of Common Stock, one share of which will be exchanged for each share of Common Stock currently held by SMA Financial Corp., a wholly-owned subsidiary of the Company. The consummation of the Merger is subject to the satisfaction of various conditions, including the approval of regulatory authorities.

     On February 3, 1997, AFC Capital Trust (the "Trust"), a subsidiary business trust of AFC, issued $300 million Series A Capital Securities, which pay cumulative dividends at a rate of 8.207% semiannually commencing August 15, 1997. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in an equivalent amount of 8.207% Junior Subordinated Deferrable Interest Debentures due 2027 of AFC (the "Subordinated Debentures"). Through certain guarantees, the Subordinated Debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the Trust under the Capital Securities. Net proceeds from the offering of approximately $296.3 million are intended to fund a portion of the acquisition of the 24.2 million publicly held shares of Allmerica P&C pursuant to an Agreement and Plan of Merger dated February 19, 1997.

     Pursuant to the plan of reorganization effective October 16, 1995, the Company issued 37.5 million shares of its common stock to eligible policyholders. The Company also issued 12.6 million shares of its common stock at a price of $21.00 per share in a public offering, resulting in net proceeds of $248.0 million, and issued Senior Debentures in the principal amount of $200.0 million which resulted in net proceeds of $197.2 million.

     Effective March 31, 1995, the Company entered into an agreement with TSSG, a division of First Data Corporation, pursuant to which the Company sold its mutual fund processing business and agreed not to engage in this business for four years after that date. In accordance with this agreement, the Company received proceeds of $32.1 million. A gain of $13.5 million, net of taxes of $7.2 million, was recorded in March 1995. Additionally, the Company received a non-recurring $3.1 million contingent payment, net of taxes of $1.7 million, in 1996 related to the aforementioned sale.

3. INVESTMENTS
   -----------

A. Summary of Investments
-------------------------

The Company accounts for its investments, all of which are classified as available-for-sale, in accordance with the provisions of SFAS No. 115.

     The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:


DECEMBER 31
(IN MILLIONS)                                             1996
--------------------------------------------------------------------------------
                                                   Gross       Gross
                                 Amortized    Unrealized  Unrealized        Fair
                                  Cost (1)         Gains      Losses       Value
U.S. Treasury securities and
 U.S. government and agency
 securities                      $   279.1       $   9.3      $  1.6   $   286.8
States and political
 subdivisions                      2,236.9          48.5         7.7     2,277.7
Foreign governments                  108.8           7.4          --       116.2
Corporate fixed maturities         4,297.6         140.4        16.0     4,422.0
Mortgage-backed securities           383.1           4.7         2.7       385.1
--------------------------------------------------------------------------------
Total fixed maturities           $ 7,305.5       $ 210.3      $ 28.0   $ 7,487.8
================================================================================
Equity securities                $   328.2       $ 149.1      $  3.7   $   473.6
================================================================================


DECEMBER 31
(IN MILLIONS)                                             1995
--------------------------------------------------------------------------------
                                                   Gross       Gross
                                 Amortized    Unrealized  Unrealized        Fair
                                  Cost (1)         Gains      Losses       Value
U.S. Treasury securities and
 U.S. government and agency
 securities                      $   377.0       $  21.0      $   --   $   398.0
States and political
 subdivisions                      2,110.6          60.7         4.0     2,167.3
Foreign governments                   60.6           3.4         0.6        63.4
Corporate fixed maturities         4,582.1         200.8        16.4     4,766.5
Mortgage-backed securities           337.6           8.6         2.1       344.1
--------------------------------------------------------------------------------
Total fixed maturities           $ 7,467.9       $ 294.5      $ 23.1   $ 7,739.3
================================================================================
Equity securities                 $  410.6        $111.7       $ 5.1    $  517.2
================================================================================

(1) Amortized cost for fixed maturities and cost for equity securities.

--------------------------------------------------------------------------------

  In March 1994, AFLIAC voluntarily withdrew its license in New York in order to provide for certain commission arrangements prohibited by New York comparable to AFLIAC's competitors. In connection with the withdrawal, FAFLIC, which is licensed in New York, became qualified to sell the products previously sold by AFLIAC in New York. AFLIAC agreed with the New York Department of Insurance to maintain, through a custodial account in New York, a security deposit, the market value of which will at all times equal 102% of all outstanding general account liabilities of AFLIAC for New York policyholders, claimants and creditors. At December 31, 1996, the amortized cost and market value of assets on deposit were $284.9 million and $292.2 million, respectively. At December 31, 1995, the amortized cost and market value of assets on deposit were $295.0 million and $303.6 million, respectively. In addition, fixed maturities, excluding those securities on deposit in New York, with an amortized cost of $98.0 million and $82.2 million were on deposit with various state and governmental authorities at December 31, 1996 and 1995, respectively.

  There were no contractual fixed maturity investment commitments at December 31, 1996 and 1995, respectively.

  The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

December 31
(In millions)                                       1996
================================================================================
                                          AMORTIZED       FAIR
                                               COST      VALUE
Due in one year or less                    $  567.6   $  571.2
Due after one year through five years       2,216.4    2,297.2
Due after five years through ten years      2,398.2    2,456.9
Due after ten years                         2,123.3    2,162.5
--------------------------------------------------------------------------------
 Total                                     $7,305.5   $7,487.8
================================================================================


  The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales were as follows:

For the Years Ended December 31
(In millions)
================================================================================
                                        Proceeds from         Gross     Gross
1996                                    Voluntary Sales       Gains     Losses
----
Fixed maturities                            $2,463.3         $ 19.3     $ 31.0
================================================================================
Equity securities                           $  228.7         $ 56.3     $  1.3
================================================================================


1995
----
Fixed maturities                            $1,612.3         $ 23.7     $ 33.0
================================================================================
Equity securities                           $  122.2         $ 23.1     $  6.9
================================================================================

1994
----
Fixed maturities                            $1,026.2         $ 12.6     $ 21.6
================================================================================
Equity securities                           $  124.3         $ 17.4     $  4.5
================================================================================

Unrealized gains and losses on available-for-sale and other securities, are summarized as follows:

For the Years Ended December 31
(In millions)
================================================================================
                                                              Equity
                                               Fixed      Securities
1996                                      Maturities       and Other(1)  Total
----
Net appreciation, beginning
  of year                                   $  108.7         $ 44.3     $153.0
--------------------------------------------------------------------------------
Net (depreciation) appreciation
  on available-for-sale securities             (94.3)          36.1      (58.2)

Net appreciation from the
  effect on deferred policy
  acquisition costs and on
  policy liabilities                            23.1             --       23.1

Benefit (provision) for deferred
  federal income taxes
  and minority interest                         33.6          (19.9)      13.7
--------------------------------------------------------------------------------
                                               (37.6)          16.2      (21.4)
--------------------------------------------------------------------------------
Net appreciation, end of year               $   71.1         $ 60.5     $131.6
================================================================================

--------------------------------------------------------------------------------

                                                          Equity
                                            Fixed     Securities
1995                                   Maturities      and Other(1)  Total
----
Net (depreciation) appreciation,
  beginning of year                       $ (89.4)        $ 10.4   $ (79.0)
--------------------------------------------------------------------------------
Effect of transfer of securities
 between classifications:

  Net appreciation on available-
    for-sale fixed maturities                29.2             --      29.2

  Effect of transfer on
   deferred policy acquisition
   costs and on policy liabilities           (6.8)            --      (6.8)

  Provision for deferred
    federal income taxes
    and minority interest                    (9.6)            --      (9.6)
--------------------------------------------------------------------------------
                                             12.8             --      12.8
--------------------------------------------------------------------------------
Net appreciation on
  available-for-sale securities             465.4           87.5     552.9

Net depreciation from the
  effect on deferred policy
  acquisition costs and
  on policy liabilities                     (86.9)            --     (86.9)

Provision for deferred
  federal income taxes
  and minority interest                    (193.2)         (53.6)   (246.8)
--------------------------------------------------------------------------------
                                            185.3           33.9     219.2
--------------------------------------------------------------------------------
Net appreciation, end of year             $ 108.7         $ 44.3   $ 153.0
================================================================================

1994
----

Net appreciation, beginning of year       $    --         $ 17.5   $  17.5
--------------------------------------------------------------------------------
Cumulative effect of accounting
 change:

  Net appreciation on available-
    for-sale fixed maturities               335.3             --     335.3

  Net depreciation from the
    effect of accounting change
    on deferred policy acquisition
    costs and on policy liabilities         (39.2)            --     (39.2)

  Provision for deferred federal
    income taxes and minority
    interest                               (149.1)            --    (149.1)
--------------------------------------------------------------------------------
                                            147.0           17.5     164.5
--------------------------------------------------------------------------------
Net depreciation on
  available-for-sale securities            (547.9)         (17.4)   (565.3)

Net appreciation from the effect
  on deferred policy acquisition
  costs and on policy liabilities            73.2             --      73.2

Benefit for deferred federal income
  taxes and minority interest               238.3           10.3     248.6
--------------------------------------------------------------------------------
                                           (236.4)          (7.1)   (243.5)
--------------------------------------------------------------------------------
Net (depreciation) appreciation,
  end of year                             $ (89.4)        $ 10.4   $ (79.0)
================================================================================

(1) Includes net appreciation on other investments of $0.6 million, $2.2 million, and $0.6 million in 1996, 1995, and 1994 respectively.


B. Mortgage Loans and Real Estate
---------------------------------

AFC's mortgage loans and real estate are diversified by property type and location. Real estate investments have been obtained primarily through foreclosure. Mortgage loans are collateralized by the related properties and generally are no more than 75% of the property's value at the time the original loan is made.

  The carrying values of mortgage loans and real estate investments net of applicable reserves were as follows:

DECEMBER 31
(IN MILLIONS)                              1996     1995
================================================================================
Mortgage loans                           $650.1   $799.5
--------------------------------------------------------------------------------
Real estate:

 Held for sale                            110.4    168.9

 Held for production of income             10.3     10.7
--------------------------------------------------------------------------------
 Total real estate                        120.7    179.6
--------------------------------------------------------------------------------
Total mortgage loans and real estate     $770.8   $979.1
================================================================================

  Reserves for mortgage loans were $19.6 million and $33.8 million at December 31, 1996 and 1995, respectively.

  During 1996, 1995 and 1994, non-cash investing activities included real estate acquired through foreclosure of mortgage loans, which had a fair value of $0.9 million, $26.1 million and $39.2 million, respectively.

  At December 31, 1996, contractual commitments to extend credit under commercial mortgage loan agreements amounted to approximately $22.1 million, of which $3.1 million related to the Closed Block. These commitments generally expire within one year.

  Mortgage loans and real estate investments comprised the following property types and geographic regions:

DECEMBER 31
(IN MILLIONS)                 1996      1995
================================================================================
Property type:
 Office building            $317.1    $435.9
 Residential                  95.4     145.3
 Retail                      177.0     205.6
 Industrial / warehouse      124.8      93.8
 Other                        91.0     151.9
 Valuation allowances        (34.5)    (53.4)
--------------------------------------------------------------------------------
Total                       $770.8    $979.1
================================================================================

Geographic region:
 South Atlantic             $227.0    $281.4
 Pacific                     154.4     191.9
 East North Central          119.2     118.2
 Middle Atlantic             112.6     148.9
 West South Central           41.6      79.7
 New England                  50.9      94.9
 Other                        99.6     117.5
 Valuation allowances        (34.5)    (53.4)
--------------------------------------------------------------------------------
Total                       $770.8    $979.1
================================================================================

--------------------------------------------------------------------------------

At December 31, 1996, scheduled mortgage loan maturities were as follows: 1997 - $131.9 million; 1998 - $161.7 million; 1999 - $99.9 million; 2000 - $138.0 million; 2001 - $34.4 million; and $84.2 million thereafter. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. During 1996, the Company refinanced $7.8 million of mortgage loans based on terms which differed from those granted to new borrowers.

C. Investment Valuation Allowances
----------------------------------

Investment valuation allowances which have been deducted in arriving at investment carrying values as presented in the consolidated balance sheets and changes thereto are shown below.


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)
================================================================================
                                  Balance at                          Balance at
1996                              January 1  Additions   Deductions  December 31
----
Mortgage loans                      $33.8      $ 5.5        $19.7        $19.6
Real estate                          19.6          -          4.7         14.9
--------------------------------------------------------------------------------
 Total                              $53.4      $ 5.5        $24.4        $34.5
================================================================================

1995
----
Mortgage loans                      $47.2      $ 1.5        $14.9        $33.8
Real estate                          22.9       (0.6)         2.7         19.6
--------------------------------------------------------------------------------
 Total                              $70.1      $ 0.9        $17.6        $53.4
================================================================================

1994
----
Mortgage loans                      $73.8      $14.6        $41.2        $47.2
Real estate                          21.0        3.2          1.3         22.9
--------------------------------------------------------------------------------
 Total                              $94.8      $17.8        $42.5        $70.1
================================================================================

     The carrying value of impaired loans was $33.6 million and $55.7 million, with related reserves of $11.9 million and $22.3 million as of December 31, 1996 and 1995, respectively. All impaired loans were reserved as of December 31, 1996 and 1995.

     The average carrying value of impaired loans was $50.4 million, $117.9 million and $155.5 million, with related interest income while such loans were impaired, of $5.8 million, $9.3 million and $12.4 million as of December 31, 1996, 1995 and 1994 respectively.

D. Futures Contracts
--------------------

AFC purchases long futures contracts and sells short futures contracts on margin to hedge against interest rate fluctuations associated with the sale of Guaranteed Investment Contracts ("GICs"). The Company is exposed to interest rate risk from the time of sale of the GIC until the receipt of the deposit and purchase of the underlying asset to back the liability. The Company's exposure to credit risk under futures contracts is limited to the margin deposited with the broker. The Company only trades futures contracts with nationally recognized brokers, which the Company believes have adequate capital to ensure that there is minimal danger of default. Total margin deposits at December 31, 1996 were $0.6 million. The Company does not require collateral or other security to support financial instruments with credit risk. The notional amount of such futures contracts outstanding were $(40.0) million net short contracts and $74.7 million long contracts at December 31, 1996 and 1995, respectively. The notional amounts of the contracts represent the extent of the Company's involvement but not the future cash requirements, as the Company generally settles open positions prior to maturity.

     The maturity of all futures contracts outstanding are less than one year. The fair value of futures contracts outstanding were $(39.4) million and $75.7 million at December 31, 1996 and 1995, respectively.

     Gains and losses on hedge contracts related to interest rate fluctuations are deferred and recognized in income over the period being hedged corresponding to related guaranteed investment contracts. If instruments being hedged by futures contracts are disposed, any unamortized gains or losses on such contracts are included in the determination of the gain or loss from the disposition. Deferred hedging gains (losses) were $0.6 million, $5.6 million and $(7.7) million in 1996, 1995 and 1994, respectively. Gains and losses on hedge contracts that are deemed ineffective by management are realized immediately.

     A reconciliation of the notional amount of futures contracts is as follows:


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                      1996      1995      1994
================================================================================
Contracts outstanding,
  beginning of year                              $ 74.7   $ 126.6   $ 141.7
New contracts                                     (44.0)    349.2     816.0
Contracts terminated                              (70.7)   (401.1)   (831.1)
--------------------------------------------------------------------------------
Contracts outstanding, end of year               $(40.0)  $  74.7   $ 126.6
================================================================================

--------------------------------------------------------------------------------

E. Foreign Currency Swap Contracts
----------------------------------

The Company enters into foreign currency swap contracts with swap counterparties to hedge foreign currency exposure on specific fixed income securities. Interest and principal related to foreign fixed maturity investments payable in foreign currencies, at current exchange rates, are exchanged for the equivalent payment in U.S. dollars translated at a specific currency exchange rate. The primary risk associated with these transactions is the inability of the counterparty to meet its obligation. The Company regularly assesses the financial strength of its counterparties. Generally, the Company only enters into forward or swap agreements with counterparties rated "A" or better by the nationally recognized rating agencies. The Company's maximum exposure to counterparty credit risk is the difference between the foreign currency exchange rate, as agreed upon in the swap contract, and the foreign currency spot rate on the date of the exchange, as indicated by the fair value of the contract. The fair values of the foreign currency swap contracts outstanding were $(9.2) million and $(1.8) million at December 31, 1996 and 1995, respectively. The Company does not require collateral or other security to support financial instruments with credit risk.

     The difference between amounts paid and received on foreign currency swap contracts is reflected in the net investment income related to the underlying assets and is not material in 1996, 1995 and 1994. The Company had no deferred gains or losses on foreign currency swap contracts. Any gain or loss on the termination of swap contracts is deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction.

     A reconciliation of the notional amount of swap contracts is as follows:


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                      1996      1995      1994
================================================================================
Contracts outstanding,
  beginning of year                              $104.6    $118.7    $128.8
New contracts                                        --        --      10.1
Contracts expired                                 (36.0)       --     (15.1)
Contracts terminated                                 --     (14.1)     (5.1)
--------------------------------------------------------------------------------
Contracts outstanding, end of year               $ 68.6    $104.6    $118.7
================================================================================


     Expected maturities of foreign currency swap contracts are $18.2 million in 1997 and $50.4 million in 1999 and thereafter. There are no expected maturities of foreign currency swap contracts in 1998.

F. Interest Rate and Other Swap Contracts
-----------------------------------------

The Company enters into interest rate swap contracts to hedge exposure to interest rate fluctuations. Under these swap contracts, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. In addition, the Company has entered into two new types of swap contracts in 1996: security return-linked swap contracts and insurance portfolio-linked swap contracts for investment purposes. Under the security return-linked contracts, the Company agrees to exchange cash flows according to the performance of a specified security or portfolio of securities. Under the insurance portfolio-linked swap contracts, the Company agrees to exchange cash flows according to the performance of a specified underwriter's portfolio of insurance business.

As with foreign currency swap contracts, the primary risk associated with these transactions is the inability of the counterparty to meet its obligation. The Company regularly assesses the financial strength of its counterparties. Generally, the Company only enters into forward or swap agreements with counterparties rated "A" or better by the nationally recognized rating agencies. Because the underlying principal of swap contracts is not exchanged, the Company's maximum exposure to counterparty credit risk is the difference in payments exchanged. At December 31, 1996, the net amount receivable was $0.1 million. The Company does not require collateral or other security to support financial instruments with credit risk. Swap contracts also subject the Company to market risk associated with changes in interest rates.

     The net amount receivable or payable is recognized over the life of the swap contract as an adjustment to net investment income. The increase or (decrease) in net investment income related to interest rate and other swap contracts was $0.6 million, $0.7 million and $(1.3) million for the years ended December 31, 1996, 1995, and 1994, respectively. The Company had no deferred gains or losses relating to interest rate and other swap contracts. The fair values of interest rate and other swap contracts outstanding were $0.1 million, $0.4 million and $0.6 million at December 31, 1996, 1995 and 1994, respectively. Any gain or loss on the termination of interest rate swap contracts accounted for as hedges are deferred and recognized when the offsetting gain or loss is recognized on the hedged transaction. Other swap contracts are marked to market with any gain or loss recognized through income currently.

     A reconciliation of the notional amount of interest rate and other swap contracts is as follows:


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                        1996     1995     1994
================================================================================
Contracts outstanding,
  beginning of year                                $ 17.5    $22.8    $22.8
New contracts                                        63.6       --       --
Contracts expired                                   (17.5)    (5.3)      --
--------------------------------------------------------------------------------
Contracts outstanding, end of year                 $ 63.6    $17.5    $22.8
================================================================================


     Expected maturities of interest rate and other swap contracts outstanding at December 31 are as follows: $43.6 million in 1997, $5.0 million in 1998, and $15.0 million in 1999 and thereafter.

G. Other
--------

At December 31, 1996, AFC had no concentration of investments in a single investee exceeding 10% of shareholders' equity, except for investments with the U.S. Treasury with a carrying value of $268.3 million.

4. INVESTMENT INCOME AND GAINS AND LOSSES
   --------------------------------------

A. Net Investment Income
------------------------

The components of net investment income were as follows:


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                    1996      1995      1994
================================================================================
Fixed maturities                               $555.8    $555.1    $578.3
Mortgage loans                                   69.5      97.0     119.9
Equity securities                                11.1      13.2       9.9
Policy loans                                     10.3      20.3      23.3
Real estate                                      40.8      48.7      44.6
Other long-term investments                      19.0       7.1       5.7
Short-term investments                           11.3      21.6      10.3
--------------------------------------------------------------------------------
 Gross investment income                        717.8     763.0     792.0
Less investment expenses                        (45.2)    (52.5)    (48.9)
--------------------------------------------------------------------------------
 Net investment income                         $672.6    $710.5    $743.1
================================================================================

     At December 31, 1996, fixed maturities and mortgage loans on non-accrual status were $2.0 million and $6.8 million, including restructured loans of $4.4 million. The effect of non-

--------------------------------------------------------------------------------

accruals, compared with amounts that would have been recognized in accordance with the original terms of the investments, was to reduce net income by $0.5 million, $0.6 million and $5.1 million in 1996, 1995 and 1994, respectively.

     The payment terms of mortgage loans may from time to time be restructured or modified. The investment in restructured mortgage loans, based on amortized cost, amounted to $51.3 million, $98.9 million and $126.8 million at December 31, 1996, 1995 and 1994, respectively. Interest income on restructured mortgage loans that would have been recorded in accordance with the original terms of such loans amounted to $7.7 million, $11.1 million and $14.4 million in 1996, 1995 and 1994, respectively. Actual interest income on these loans included in net investment income aggregated $4.5 million, $7.1 million and $8.2 million in 1996, 1995 and 1994, respectively.

     At December 31, 1996, fixed maturities with a carrying value of $2.0 million were non-income producing for the twelve months ended December 31, 1996. There were no mortgage loans which were non-income producing for the twelve months ended December 31, 1996.

     Included in other long-term investments is income from limited partnerships of $13.7 million, $0.1 million and $0.6 million in 1996, 1995 and 1994 respectively.

B. Realized Investment Gains and Losses
---------------------------------------

Realized gains (losses) on investments were as follows:


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                      1996     1995     1994
==========================================================================
Fixed maturities                                 $(10.1)   $(7.0)  $  2.4
Mortgage loans                                     (2.4)     1.4    (12.1)
Equity securities                                  55.0     16.2     12.4
Real estate                                        21.1      5.3      1.4
Other                                               2.3      3.2     (3.0)
--------------------------------------------------------------------------
Net realized investment gains                    $ 65.9    $19.1   $  1.1
==========================================================================

     Proceeds from voluntary sales of investments in fixed maturities were $2,463.3 million, $1,612.3 million and $1,036.5 million in 1996, 1995 and 1994, respectively. Realized gains on such sales were $19.3 million, $23.7 million and $12.9 million; and realized losses were $31.0 million, $33.0 million and $21.6 million for 1996, 1995 and 1994, respectively.

5. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS
   -----------------------------------------------

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts which could be realized upon immediate liquidation. In cases where market prices are not available, estimates of fair value are based on discounted cash flow analyses which utilize current interest rates for similar financial instruments which have comparable terms and credit quality. Fair values of interest rate futures were not material at December 31, 1996 and 1995.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

For these short-term investments, the carrying amount approximates fair value.

Fixed Maturities

Fair values are based on quoted market prices, if available. If a quoted market price is not available, fair values are estimated using independent pricing sources or internally developed pricing models using discounted cash flow analyses.

Equity Securities

Fair values are based on quoted market prices, if available. If a quoted market price is not available, fair values are estimated using independent pricing sources or internally developed pricing models.

Mortgage Loans

Fair values are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The fair value of below investment grade mortgage loans are limited to the lesser of the present value of the cash flows or book value.

Reinsurance Receivables

The carrying amount reported in the consolidated balance sheets approximates fair value.

Policy Loans

The carrying amount reported in the consolidated balance sheets approximates fair value since policy loans have no defined maturity dates and are inseparable from the insurance contracts.

Investment Contracts (Without Mortality Features)

Fair values for the Company's liabilities under guaranteed investment type contracts are estimated using discounted cash flow calculations using current interest rates for similar contracts with maturities consistent with those remaining for the contracts being valued. Other liabilities are based on surrender values.

Debt

The carrying value of short-term debt reported in the balance sheet approximates fair value. The fair value of long-term debt was estimated using market quotes, when available, and, when not available, discounted cash flow analyses.

--------------------------------------------------------------------------------
   The estimated fair values of the financial instruments were as follows:


DECEMBER 31
(IN MILLIONS)                               1996                     1995
================================================================================
                                   Carrying        Fair    Carrying        Fair
FINANCIAL ASSETS                      Value       Value       Value       Value
----------------
 Cash and cash equivalents         $  178.5    $  178.5    $  289.5    $  289.5
 Fixed maturities                   7,487.8     7,487.8     7,739.3     7,739.3
 Equity securities                    473.6       473.6       517.2       517.2
 Mortgage loans                       650.1       675.7       799.5       845.4
 Policy loans                         132.4       132.4       123.2       123.2
--------------------------------------------------------------------------------
                                   $8,922.4    $8,948.0    $9,468.7    $9,514.6
================================================================================

FINANCIAL LIABILITIES
---------------------
 Guaranteed investment contracts   $1,101.3    $1,119.2    $1,632.8    $1,677.0
 Supplemental contracts without
  life contingencies                   23.1        23.1        24.4        24.4
 Dividend accumulations                87.3        87.3        86.2        86.2
 Other individual contract
  deposit funds                        76.9        74.3        95.7        92.8
 Other group contract deposit
  funds                               789.1       788.3       894.0       902.8
 Individual annuity contracts         935.6       719.0       966.3       810.0
 Short-term debt                       38.4        38.4        31.2        31.2
 Long-term debt                       202.2       199.1       202.3       212.4
--------------------------------------------------------------------------------
                                   $3,253.9    $3,048.7    $3,932.9    $3,836.8
================================================================================

6. CLOSED BLOCK
   ------------

Included in other income in the Consolidated Statements of Income in 1996 and 1995 is a net pre-tax contribution from the Closed Block of $8.6 million and $2.9 million, respectively. Summarized financial information of the Closed Block as of December 31, 1996 and 1995 and for the period ended December 31, 1996 and the period from October 1, 1995 through December 31, 1995 is as follows:


DECEMBER 31
(IN MILLIONS)                                      1996     1995
==================================================================
Assets
 Fixed maturities, at fair value (amortized
  cost of $397.2 and $447.4, respectively)        $403.9   $458.0
 Mortgage loans                                    114.5     57.1
 Policy loans                                      230.2    242.4
 Cash and cash equivalents                          24.1     17.6
 Accrued investment income                          14.3     16.6
 Deferred policy acquisition costs                  21.1     24.5
 Other assets                                        3.7      2.7
-----------------------------------------------------------------
Total assets                                      $811.8   $818.9
=================================================================
Liabilities
 Policy liabilities and accruals                  $883.4   $899.2
 Other liabilities                                   8.7      2.8
-----------------------------------------------------------------
Total liabilities                                 $892.1   $902.0
=================================================================

--------------------------------------------------------------------------------

                                                                  Period from
                                                                    October 1
                                                                      through
                                                  December 31     December 31
(In millions)                                            1996            1995
================================================================================
Revenues
  Premiums                                            $  61.7         $  11.5
  Net investment income                                  52.6            12.8
  Realized investment loss                               (0.7)             --
--------------------------------------------------------------------------------
Total revenues                                          113.6            24.3
--------------------------------------------------------------------------------
Benefits and expenses
  Policy benefits                                       101.2            20.6
  Policy acquisition expenses                             3.2             0.8
  Other operating expenses                                0.6              --
--------------------------------------------------------------------------------
Total benefits and expenses                             105.0            21.4
--------------------------------------------------------------------------------
Contribution from the Closed Block                    $   8.6         $   2.9
================================================================================
Cash flows
  Cash flows from operating activities:
   Contribution from the Closed Block                 $   8.6         $   2.9
   Initial cash transferred to the Closed Block            --           139.7
   Change in deferred policy acquisition
    costs, net                                            3.4             0.4
   Change in premiums and other receivables               0.2            (0.1)
   Change in policy liabilities and accruals            (13.9)            2.0
   Change in accrued investment income                    2.3            (1.3)
   Other, net                                             2.5             0.8
--------------------------------------------------------------------------------
  Net cash provided by operating activities               3.1           144.4
--------------------------------------------------------------------------------
  Cash flows from investing activities:
   Sales, maturities and repayments of
     investments                                        188.1            29.0
   Purchases of investments                            (196.9)         (158.8)
   Other, net                                            12.2             3.0
--------------------------------------------------------------------------------
  Net cash provided by
   (used in) investing activities                         3.4          (126.8)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 6.5            17.6
Cash and cash equivalents, beginning
 of the year                                             17.6              --
--------------------------------------------------------------------------------
Cash and cash equivalents, end of year                $  24.1         $  17.6
================================================================================

     On October 16, 1995, there were no valuation allowances transferred to the Closed Block on mortgage loans. There were no valuation allowances on mortgage loans at December 31, 1996 and 1995, respectively.

     Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

7. DEBT
   ----

Short- and long-term debt consisted of the following:


DECEMBER 31
(IN MILLIONS)                                                   1996     1995
================================================================================
Short-term

 Commercial paper                                             $ 37.8   $ 27.7
 Other                                                           0.6      3.5
--------------------------------------------------------------------------------
Total short-term debt                                         $ 38.4   $ 31.2
================================================================================

Long-term
 Senior Debentures (unsecured)                                $199.5   $199.5
 Other                                                           2.7      2.8
--------------------------------------------------------------------------------
Total long-term debt                                          $202.2   $202.3
================================================================================

     AFC issues commercial paper primarily to manage imbalances between operating cash flows and existing commitments. Commercial paper borrowing arrangements are supported by various lines of credit. At December 31, 1996, the weighted average interest rate for outstanding commercial paper was approximately 5.5%.

     At December 31, 1996, AFC had approximately $140.0 million in committed lines of credit provided by U.S. banks, of which $102.2 million was available for borrowing. These lines of credit generally have terms of less than one year, and require the Company to pay annual commitment fees of 0.07% of the available credit. Interest that would be charged for usage of these lines of credit is based upon negotiated arrangements.

     During 1996, the Company utilized repurchase agreements to finance certain investments. Although the repurchase agreements were entirely settled by year end, management may utilize this policy again in future periods.

     In October, 1995, AFC issued $200.0 million face amount of Senior Debentures for proceeds of $197.2 million net of discounts and issuance costs. These securities have an effective interest rate of 7.65%, and mature on October 16, 2025. Interest is payable semiannually on October 15 and April 15 of each year. The Senior Debentures are subject to certain restrictive covenants, including limitations on issuance of or disposition of stock of restricted subsidiaries and limitations on liens. The Company is in compliance with all covenants.

--------------------------------------------------------------------------------

     Interest expense was $32.1 million, $7.3 million and $4.3 million in 1996, 1995 and 1994, respectively. Interest expense in 1996 included $15.3 million related to the Company's Senior Debentures and $11.0 million related to interest payments on repurchase agreements. Interest expense in 1995 included $3.2 million related to the Company's Senior Debentures. All interest expense is recorded in other operating expenses.

8. Federal Income Taxes
   --------------------

Provisions for federal income taxes have been calculated in accordance with the provisions of SFAS No. 109. A summary of the federal income tax expense (benefit) in the consolidated statements of income is shown below:


For the Years Ended December 31
(In millions)                                          1996      1995     1994
================================================================================
Federal income tax expense (benefit)
 Current                                             $ 90.9    $119.7    $45.4
 Deferred                                             (15.7)    (37.0)     8.0
--------------------------------------------------------------------------------
Total                                                $ 75.2    $ 82.7    $53.4
================================================================================


     The federal income taxes attributable to the consolidated results of operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate. The sources of the difference and the tax effects of each were as follows:


For the Years Ended December 31
(In millions)                                          1996      1995     1994
================================================================================
Expected federal income tax expense                  $116.1    $105.6   $ 53.7
 Tax-exempt interest                                  (35.3)    (32.2)   (35.9)
 Differential earnings amount                         (10.2)     (7.6)    35.0
 Dividend received deduction                           (1.6)     (4.0)    (2.5)
 Changes in tax reserve estimates                       4.7      19.3      4.0
 Other, net                                             1.5       1.6     (0.9)
--------------------------------------------------------------------------------
Federal income tax expense                           $ 75.2    $ 82.7   $ 53.4
================================================================================

     Until conversion to a stock life insurance company, FAFLIC, as a mutual company, reduced its deduction for policyholder dividends by the differential earnings amount. This amount was computed, for each tax year, by multiplying the average equity base of the FAFLIC/AFLIAC consolidated group, as determined for tax purposes, by the estimate of an excess of an imputed earnings rate over the average mutual life insurance companies' earnings rate. The differential earnings amount for each tax year was subsequently recomputed when actual earnings rates were published by the Internal Revenue Service (IRS). The differential earnings amount included in 1996 related to an adjustment for the 1994 tax year based on the actual average mutual life insurance companies' earnings rate issued by the IRS in 1996. As a stock life company, FAFLIC is no longer required to reduce its policyholder dividend deduction by the differential earnings amount.

     The deferred income tax asset represents the tax effects of temporary differences attributable to Allmerica P&C, a separate consolidated group for federal tax return purposes. Its components were as follows:


December 31
(In millions)                                                 1996      1995
================================================================================
Deferred tax (assets) liabilities
 AMT carryforwards                                         $ (16.3)  $  (9.8)
 Loss reserve discounting                                   (182.1)   (178.3)
 Deferred acquisition costs                                   57.5      55.1
 Employee benefit plans                                      (25.1)    (25.5)
 Investments, net                                             73.4      77.4
 Bad debt reserve                                             (1.7)     (1.8)
 Other, net                                                    1.1       1.7
--------------------------------------------------------------------------------
Deferred tax asset, net                                    $ (93.2)  $ (81.2)
================================================================================


     The deferred income tax liability represents the tax effects of temporary differences attributable to the FAFLIC/AFLIAC consolidated federal tax return group. Its components were as follows:


December 31
(In millions)                                                 1996       1995
================================================================================
Deferred tax (assets) liabilities
 Loss reserve discounting                                  $(153.7)   $(129.1)
 Deferred acquisition costs                                  189.6      169.7
 Employee benefit plans                                      (16.3)     (14.6)
 Investments, net                                             55.2       67.0
 Bad debt reserve                                            (24.5)     (26.3)
 Other, net                                                  (15.6)     (18.9)
--------------------------------------------------------------------------------
Deferred tax liability, net                                $  34.7    $  47.8
================================================================================


     Gross deferred income tax assets totaled $435.3 million and $405.1 million at December 31, 1996 and 1995, respectively. Gross deferred income tax liabilities totaled $376.8 million and $371.7 million at December 31, 1996 and 1995, respectively.

     Management believes, based on the Company's recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all deferred tax assets. In determining the adequacy of future income, management considered the future reversal of its existing temporary differences and available tax planning strategies that could be implemented, if necessary. At December 31, 1996, there are available non-life net operating loss carryforwards of $0.8 million, and alternative minimum tax credit carryforwards of $16.3 million.

     The Company's federal income tax returns are routinely audited by the IRS, and provisions are routinely made in the financial statements in anticipation of the results of these audits. The IRS has examined the FAFLIC/AFLIAC consolidated group's federal income tax returns through 1991. The IRS has also examined the Allmerica P&C consolidated group's federal income tax returns through 1991. The Company is currently considering its response to certain adjustments proposed by the IRS with respect to the federal income tax returns for 1989, 1990, and 1991 for both the FAFLIC/AFLIAC consolidated group as well as the Allmerica P&C consolidated group. Also, certain adjustments proposed by the IRS with respect to FAFLIC/AFLIAC's federal income tax returns for 1982 and 1983 remain unresolved. If upheld, these adjustments would result in additional payments; however, the Company will vigorously defend its position with respect to these adjustments. In management's opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company's ultimate liability are revised.

9. PENSION PLANS
   -------------

AFC provides retirement benefits to substantially all of its employees under three separate defined benefit pension plans. Through December 31, 1994, retirement benefits were based primarily on employees' years of service and compensation during the highest five consecutive plan years of employment. Benefits under this defined benefit formula were frozen for most employees (but not for eligible agents) effective December 31, 1994. In their place, the Company adopted a defined benefit cash balance formula, under which the Company annually provides an allocation to each eligible employee as a percentage of that employee's salary, similar to a defined contribution plan arrangement. The 1996 and 1995 allocations were based on 7.0% of each eligible employee's salary. The Company's policy for the plans is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

    Components of net pension expense were as follows:


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                        1996     1995     1994
================================================================================
Service cost - benefits
  earned during the year                           $ 19.0   $ 19.7   $ 13.0
Interest accrued on projected
  benefit obligations                                21.9     21.1     20.0
Actual return on assets                             (42.2)   (89.3)    (2.6)
Net amortization and deferral                         9.3     66.1    (16.3)
--------------------------------------------------------------------------------
Net pension expense                                $  8.0   $ 17.6   $ 14.1
================================================================================

     The following table summarizes the combined status of the three pension plans. At December 31, 1996 the plans' assets exceeded their projected benefit obligations and in 1995 the plans' projected benefit obligation exceeded their assets.


DECEMBER 31
(IN MILLIONS)                                                1996      1995
================================================================================
Actuarial present value of benefit obligations:
 Vested benefit obligation                                 $308.9    $325.6
 Unvested benefit obligation                                  6.6       5.0
--------------------------------------------------------------------------------
Accumulated benefit obligation                             $315.5    $330.6
================================================================================

Pension liability included in
 Consolidated Balance Sheets:
  Projected benefit obligation                             $344.2    $367.1
  Plan assets at fair value                                 347.8     321.2
--------------------------------------------------------------------------------
    Plan assets greater (less) than
     projected benefit obligation                             3.6     (45.9)
  Unrecognized net (gain) loss from
   past experience                                           (9.1)     48.8
  Unrecognized prior service benefit                        (11.5)    (13.8)
  Unamortized transition asset                              (24.7)    (26.5)
--------------------------------------------------------------------------------
Net pension liability                                      $(41.7)   $(37.4)
================================================================================

     Determination of the projected benefit obligations was based on a weighted average discount rate of 7.0% in 1996 and 1995, and the assumed long-term rate of return on plan assets was 9.0%. The actuarial present value of the projected benefit obligations was determined using assumed rates of increase in future compensation levels ranging from 5.5% to 6.5%. Plan assets are invested primarily in various separate accounts and the general account of FAFLIC. Plan assets also include 973,262 shares of AFC common stock at both December 31, 1996 and 1995, with a market value of $32.6 million and $26.3 million at December 31, 1996 and 1995, respectively.

     The Company has a profit sharing and 401(k) plan for its employees. Effective for plan years beginning after 1994, the profit sharing formula for employees has been discontinued and a 401(k) match feature has been added to the continuing 401(k)

--------------------------------------------------------------------------------

plan for the employees. Total plan expense in 1996, 1995 and 1994 was $5.5 million, $5.2 million and $12.6 million, respectively. In addition to this Plan, the Company has a defined contribution plan for substantially all of its agents. The Plan expense in 1996, 1995 and 1994 was $2.0 million, $3.5 million and $2.7 million, respectively.

10. OTHER POSTRETIREMENT BENEFIT PLANS
    ----------------------------------

In addition to the Company's pension plans, the Company currently provides postretirement medical and death benefits to certain full-time employees and dependents, under several plans sponsored by FAFLIC, Hanover and Citizens. Generally, employees become eligible at age 55 with at least 15 years of service. Spousal coverage is generally provided for up to two years after death of the retiree. Benefits include hospital, major medical and a payment at death equal to retirees' final compensation up to certain limits. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments and to restrict eligibility to current employees. The medical plans have varying copayments and deductibles, depending on the plan. These plans are unfunded.

     The plan changes effective January 1, 1996 resulted in a negative plan amendment (change in eligibility and medical benefits) of $26.8 million and curtailment (no future increases in life insurance) of $5.3 million. The negative plan amendment will be amortized as prior service cost over the average number of years to full eligibility (approximately 9 years or $3.0 million per year). Of the $5.3 million curtailment gain, $3.3 million has been deducted from unrecognized loss and $2.0 million has been recorded as a reduction of the net periodic postretirement benefit expense.

     The plans' funded status reconciled with amounts recognized in the Company's consolidated balance sheet were as follows:


DECEMBER 31
(IN MILLIONS)                                                1996     1995
================================================================================
Accumulated postretirement benefit obligation:
 Retirees                                                   $40.4   $ 44.9
 Fully eligible active plan participants                      7.5     14.0
 Other active plan participants                              24.4     45.9
--------------------------------------------------------------------------------
                                                             72.3    104.8
Plan assets at fair value                                      --       --
--------------------------------------------------------------------------------
Accumulated postretirement benefit
  obligation in excess of plan assets                        72.3    104.8
Unrecognized prior service benefit                           23.8       --
Unrecognized loss                                            (5.0)   (13.4)
--------------------------------------------------------------------------------
Accrued postretirement benefit costs                        $91.1   $ 91.4
================================================================================


The components of net periodic postretirement benefit expense were as follows:


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                                          1996    1995     1994
================================================================================
Service cost                                          $ 3.2   $ 4.2    $ 6.6
Interest cost                                           4.6     6.9      6.9
Amortization of (gain) loss                            (2.8)   (0.5)     1.4
--------------------------------------------------------------------------------
Net periodic postretirement
  benefit expense                                     $ 5.0   $10.6    $14.9
================================================================================

     For purposes of measuring the accumulated postretirement benefit obligation at December 31, 1996, health care costs were assumed to increase 9.0% in 1997, declining thereafter until the ultimate rate of 5.5% is reached in 2001 and remains at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1996 by $5.3 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 1996 by $0.7 million.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1996 and 1995.

11. POSTEMPLOYMENT BENEFITS
    -----------------------

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, (SFAS No. 112), "Employers' Accounting for Postemployment Benefits", which requires employers to recognize the costs and obligations of severance, disability and related life insurance and health care benefits to be paid to inactive or former employees after employment but before retirement. Prior to adoption, the Company had recognized the cost of these benefits on an accrual or paid basis, depending on the plan. Implementation of SFAS No. 112 resulted in a transition obligation of $1.9 million, net of federal income taxes and minority interest, and is reported as a cumulative effect of a change in accounting principle in the consolidated statement of income. The impact of this accounting change, after recognition of the cumulative effect, was not significant.

--------------------------------------------------------------------------------
12. STOCK-BASED COMPENSATION PLANS

In October 1995 the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). The Standard is effective for fiscal years beginning after December 15, 1995, and requires the Company either to apply a fair value measure to any stock-based compensation granted by the Company, or continue to apply the valuation provisions of existing accounting standards, but with pro-forma net income and earnings per share disclosures using a fair value methodology to value the stock-based compensation. Beginning for the year ended December 31, 1996, the Company has elected to continue to apply the valuation provisions of existing accounting standards (APB 25). The pro forma effect of applying SFAS 123 is not material.

Effective June 17, 1996, The Company adopted a Long Term Stock Incentive Plan for employees of the Company (the "Employees' Plan"). Key employees of the Company and its subsidiaries are eligible for awards pursuant to the Plan administered by the Compensation Committee of the Board of Directors (the "Committee") of the Company. Under the terms of the Employees' Plan, options may be granted to eligible employees at a price not less than the market price of the Company's common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant, otherwise options vest at the rate of 20% annually for five consecutive years and must be exercised not later than ten years from the date of grant. At June 17, 1996, 231,500 option shares were granted at an option price of $27.50. During 1996, 22,000 option shares were forfeited leaving 209,500 option shares outstanding at December 31, 1996. There were no options exercised during 1996. At December 31, 1996, there were no options exercisable and 2,140,500 option shares were available for future grant.

13. DIVIDEND RESTRICTIONS

Massachusetts, Delaware, New Hampshire and Michigan have enacted laws governing the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of FAFLIC, AFLIAC, Hanover and Citizens, respectively.

     Massachusetts' statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commonwealth of Massachusetts Insurance Commissioner, to the greater of (i) 10% of its statutory policyholder surplus as of the preceding December 31 or (ii) the individual company's statutory net gain from operations for the preceding calendar year (if such insurer is a life company), or its net income for the preceding calendar year (if such insurer is not a life company). In addition, under Massachusetts law, no domestic insurer shall pay a dividend or make any distribution to its shareholders from other than unassigned funds unless the Commissioner shall have approved such dividend or distribution. At January 1, 1997, FAFLIC could pay dividends of $151.8 million to AFC without prior approval of the Commissioner.

     Pursuant to Delaware's statute, the maximum amount of dividends and other distributions that an insurer may pay in any twelve month period, without the prior approval of the Delaware Commissioner of Insurance, is limited to the greater of (i) 10% of its policyholders' surplus as of the preceding December 31 or (ii) the individual company's statutory net gain from operations for the preceding calendar year (if such insurer is a life company) or its net income (not including realized capital gains) for the preceding calendar year (if such insurer is not a life company). Any dividends to be paid by an insurer, whether or not in excess of the aforementioned threshold, from a source other than statutory earned surplus would also require the prior approval of the Delaware Commissioner of Insurance. At January 1, 1997, AFLIAC could pay dividends of $11.9 million to FAFLIC without prior approval.

     Pursuant to New Hampshire's statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without the prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer's statutory policyholder surplus as of the preceding December 31. At January 1, 1997, the maximum dividend and other distributions that could be paid to Allmerica P&C by Hanover, without prior approval of the Insurance Commissioner, was approximately $15.4 million, which considers dividends declared to Allmerica P&C of $105.0 million during 1996, including $80.0 million which was declared in December. On January 2, 1997, Hanover declared an extraordinary dividend in the amount of $120.0 million, payable on or after January 21, 1997 to Allmerica P&C. The dividend which was approved by the New Hampshire Insurance Department on January 9, 1997 is to be paid in a lump sum or in such installments as Allmerica P&C, in its discretion, may determine.

     Pursuant to Michigan's statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders' surplus as of December 31 of the immediately preceding year or the statutory net income less realized gains, for the immediately preceding calendar year. At January 1, 1997, Citizens Insurance could pay dividends of $39.9 million to Citizens Corporation without prior approval.

-------------------------------------------------------------------------------

14. SEGMENT INFORMATION

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

     The Retirement and Asset Management group includes three segments: Retail Financial Services, Institutional Services and Allmerica Asset Management. The Retail Financial Services segment includes variable annuities, variable universal life-type, traditional and health insurance products distributed via retail channels to individuals across the country. The Institutional Services segment includes primarily group retirement products such as 401(k) plans, tax-sheltered annuities and GIC contracts which are distributed to institutions across the country via work-site marketing and other arrangements. Allmerica Asset Management is a Registered Investment Advisor which provides investment advisory services, primarily to affiliates, and to other institutions, such as insurance companies and pension plans.

     In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of Senior Debentures and a portion of the net proceeds from the Company's initial public offering.

Summarized below is financial information with respect to business segments for the years ended and as of December 31.


(IN MILLIONS)                          1996        1995        1994
---------------------------------------------------------------------
Revenues:
  Risk Management
    Regional Property and
     Casualty                       $ 2,193.7   $ 2,095.1   $ 2,004.8
    Corporate Risk Management           361.5       328.5       302.4
---------------------------------------------------------------------
     Subtotal                         2,555.2     2,423.6     2,307.2
---------------------------------------------------------------------
  Retirement and Asset
    Management
    Retail Financial Services           450.9       486.7       507.9
    Institutional Services              266.7       330.2       397.9
    Allmerica Asset Management            8.8         4.4         4.0
---------------------------------------------------------------------
     Subtotal                           726.4       821.3       909.8
---------------------------------------------------------------------
  Corporate                               1.8         0.4          --
  Eliminations                           (8.7)       (4.4)      (21.9)
---------------------------------------------------------------------
Total                               $ 3,274.7   $ 3,240.9   $ 3,195.1
=====================================================================
Income from continuing
 operations before income taxes:
  Risk Management
    Regional Property and
     Casualty                       $   197.7   $   206.3   $   113.1
    Corporate Risk Management            20.7        18.3        19.9
---------------------------------------------------------------------
     Subtotal                           218.4       224.6       133.0
---------------------------------------------------------------------
  Retirement and Asset
   Management
   Retail Financial Services             76.2        35.2        14.2
   Institutional Services                52.8        42.8         4.4
   Allmerica Asset Management             1.1         2.3         1.9
---------------------------------------------------------------------
     Subtotal                           130.1        80.3        20.5
---------------------------------------------------------------------
   Corporate                            (16.8)       (3.1)         --
---------------------------------------------------------------------
Total                               $   331.7   $   301.8   $   153.5
=====================================================================
Identifiable assets:
  Risk Management
   Regional Property and
    Casualty                        $ 5,703.9   $ 5,741.8   $ 5,408.7
   Corporate Risk Management            506.0       458.9       386.3
---------------------------------------------------------------------
    Subtotal                          6,209.9     6,200.7     5,795.0
---------------------------------------------------------------------
  Retirement and Asset
   Management
   Retail Financial Services          8,873.5     7,218.6     5,639.8
   Institutional Services             3,879.0     4,280.9     4,484.5
   Allmerica Asset Management             2.4         2.1         2.2
---------------------------------------------------------------------
     Subtotal                        12,754.9    11,501.6    10,126.5
---------------------------------------------------------------------
  Corporate                              32.9        55.4          --
---------------------------------------------------------------------
Total                               $18,997.7   $17,757.7   $15,921.5
=====================================================================

--------------------------------------------------------------------------------

15. LEASE COMMITMENTS
    -----------------

Rental expenses for operating leases, principally with respect to buildings, amounted to $33.6 million, $36.4 million and $35.2 million in 1996, 1995 and 1994, respectively. At December 31, 1996, future minimum rental payments under non-cancellable operating leases were approximately $71.7 million, payable as follows: 1997 - $26.4 million; 1998 - $19.6 million; 1999 - $12.8 million; 2000
- $8.0 million; and $5.0 million thereafter. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1997.

16. REINSURANCE
    -----------
In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of SFAS No. 113.

     Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

     The Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include the Massachusetts Commonwealth Automobile Reinsurers ("CAR"), the Maine Workers' Compensation Residual Market Pool ("MWCRP") and the Michigan Catastrophic Claims Association ("MCCA"). At December 31, 1996, the MCCA and CAR were the only two reinsurers which represented 10% or more of the Company's reinsurance business. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to CAR. Net premiums earned and losses and loss adjustment expenses ceded to CAR in 1996, 1995 and 1994 were $38.0 million and $21.8 million, $49.1 million and $33.7 million, and $50.0 million and $29.8 million, respectively.

     From 1988 through 1992, the Company was a servicing carrier in Maine, and ceded a significant portion of its workers' compensation premiums to the Maine Workers' Compensation Residual Market Pool, which is administered by The National Council on Compensation Insurance ("NCCI"). The Company is currently involved in legal proceedings regarding the MWCRP's deficit which through a legislated settlement issued on June 23, 1995 provided for an initial funding of $220.0 million, of which the insurance carriers were responsible for $65.0 million. Hanover paid its allocation of $4.2 million in December 1995. Some of the small carriers appealed this decision. The Company's right to recover reinsurance balances for claims properly paid is not at issue in any such proceedings. The Company expects to collect its reinsurance balance; however, funding of the cash flow needs of the MWCRP may in the future be affected by issues related to certain litigation, the outcome of which the Company cannot predict. The Company ceded to MCCA premiums earned and losses and loss adjustment expenses in 1996, 1995 and 1994 of $50.5 million and $(52.9) million, $66.8 million and $62.9 million, and $80.0 million and $24.2 million, respectively. Because the MCCA is supported by assessments permitted by statute, and all amounts billed by the Company to CAR, MWCRP and MCCA have been paid when due, the Company believes that it has no significant exposure to uncollectible reinsurance balances.

--------------------------------------------------------------------------------

The effects of reinsurance were as follows:


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                             1996       1995       1994
======================================================================
Life insurance premiums:
  Direct                                $  389.1   $  438.9   $  447.2
  Assumed                                   87.8       71.0       54.3
  Ceded                                   (138.9)    (150.3)    (111.0)
----------------------------------------------------------------------
Net premiums                            $  338.0   $  359.6   $  390.5
======================================================================
Property and casualty premiums
  written:
  Direct                                $2,039.7   $2,039.4   $1,992.4
  Assumed                                  108.7      125.0      128.6
  Ceded                                   (234.0)    (279.1)    (298.1)
----------------------------------------------------------------------
Net premiums                            $1,914.4   $1,885.3   $1,822.9
======================================================================
Property and casualty premiums
  earned:
  Direct                                $2,018.5   $2,021.7   $1,967.1
  Assumed                                  112.4      137.7      116.1
  Ceded                                   (232.6)    (296.2)    (291.9)
----------------------------------------------------------------------
Net premiums                            $1,898.3   $1,863.2   $1,791.3
======================================================================
Life insurance and other individual
  policy benefits, claims, losses
  and loss adjustment expenses:
  Direct                                $  618.0   $  749.6   $  773.0
  Assumed                                   44.9       38.5       28.9
  Ceded                                    (77.8)     (69.5)     (61.6)
----------------------------------------------------------------------
Net policy benefits, claims, losses
  and loss adjustment expenses          $  585.1   $  718.6   $  740.3
======================================================================
Property and casualty benefits,
  claims,losses and loss
  adjustment expenses:
  Direct                                $1,288.3   $1,372.7   $1,364.4
  Assumed                                   85.8      146.1      102.7
  Ceded                                     (2.2)    (229.1)    (160.4)
----------------------------------------------------------------------
Net policy benefits, claims, losses
  and loss adjustment expenses          $1,371.9   $1,289.7   $1,306.7
======================================================================

17. DEFERRED POLICY ACQUISITION COSTS
    ---------------------------------

The following reflects the changes to the deferred policy acquisition asset:


FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                          1996      1995      1994
================================================================
Balance at beginning of year         $ 735.7   $ 802.8   $ 746.9
  Acquisition expenses deferred        560.8     504.8     510.3
  Amortized to expense during
    the year                          (483.5)   (470.3)   (475.7)
  Adjustment to equity during
    the year                             9.7     (50.4)     21.3
  Transferred to the Closed Block         --     (24.8)       --
  Adjustment for cession of term
    life insurance                        --     (26.4)       --
----------------------------------------------------------------
Balance at end of year               $ 822.7   $ 735.7   $ 802.8
================================================================

18. LIABILITIES FOR OUTSTANDING CLAIMS, LOSSES AND LOSS ADJUSTMENT EXPENSES
    -----------------------------------------------------------------------

The Company regularly updates its estimates of liabilities for outstanding claims, losses and loss adjustment expenses as new information becomes available and further events occur which may impact the resolution of unsettled claims for its property and casualty and its accident and health lines of business. Changes in prior estimates are reflected in results of operations in the year such changes are determined to be needed and recorded.

     The liability for future policy benefits and outstanding claims, losses and loss adjustment expenses related to the Company's accident and health business was $471.7 million, $446.9 million and $371.4 million at December 31, 1996, 1995 and 1994, respectively. Accident and health claim liabilities have been re-estimated for all prior years and were decreased by $0.6 million and $2.2 million in 1996 and 1994, respectively, and increased by $17.6 million in 1995. Unfavorable development in the accident and health business during 1995 was primarily due to reserve strengthening and adverse experience in the Company's individual disability line of business.

--------------------------------------------------------------------------------

     The following table provides a reconciliation of the beginning and ending property and casualty reserve for unpaid losses and loss adjustment expenses
(LAE):

FOR THE YEARS ENDED DECEMBER 31
(IN MILLIONS)                            1996        1995        1994
=======================================================================
Reserve for losses and LAE,
  beginning of year                    $2,896.0    $2,821.7    $2,717.3
Incurred losses and LAE, net
  of reinsurance recoverable:
  Provision for insured events
    of current year                     1,513.3     1,427.3     1,434.8
  Decrease in provision for
    insured events of prior years        (141.4)     (137.6)     (128.1)
-----------------------------------------------------------------------
Total incurred losses and LAE           1,371.9     1,289.7     1,306.7
-----------------------------------------------------------------------
Payments, net of reinsurance
  recoverable:
  Losses and LAE attributable to
    insured events of current year        759.6       652.2       650.2
  Losses and LAE attributable to
    insured events of prior years         627.6       614.3       566.9
-----------------------------------------------------------------------
Total payments                          1,387.2     1,266.5     1,217.1
-----------------------------------------------------------------------
Change in reinsurance
  recoverable on unpaid losses           (136.6)       51.1        14.8
-----------------------------------------------------------------------
Reserve for losses and LAE,
  end of year                          $2,744.1    $2,896.0    $2,821.7
=======================================================================

     As part of an ongoing process, the property and casualty reserves have been re-estimated for all prior accident years and were decreased by $141.4 million, $137.6 million and $128.1 million in 1996, 1995 and 1994, respectively. The increase in favorable development on prior years' reserves of $3.8 million in 1996 results primarily from an $11.4 million increase in favorable development at Citizens.

     The increase in Citizens' favorable development of $11.4 million in 1996 reflects improved severity in the personal automobile line, where favorable development increased $28.6 million to $33.0 million in 1996, partially offset by less favorable development in the workers' compensation line. In 1995, the workers' compensation line had favorable development of $32.7 million, primarily as a result of Citizens re-estimating reserves to reflect the new claims cost management programs and the Michigan Supreme Court ruling, which decreases the maximum to be paid for indemnity cases on all existing and future claims. In 1996, the favorable development in the workers' compensation line of $21.8 million also reflected these developments. Hanover's favorable development, including voluntary and involuntary pools, decreased $7.7 million in 1996 to $82.9 million, primarily attributable to a decrease in favorable development in the workers' compensation line of $19.8 million. This decrease is primarily attributable to a re-estimate of reserves with respect to certain types of workers' compensation policies including large deductibles and excess of loss policies. In addition, during 1995 the Regional Property and Casualty subsidiaries refined their estimation of unallocated loss adjustment expenses which increased favorable development in that year. Favorable development in the personal automobile line also decreased $4.7 million, to $42.4 million in 1996. These decreases were offset by increases in favorable development of $1.9 million and $5.6 million, to $12.6 million and $5.7 million, in the commercial automobile and commercial multiple peril lines, respectively. Favorable development in other lines increased by $8.8 million, primarily as a result of environmental reserve strengthening in 1995. Favorable development in Hanover's voluntary and involuntary pools increased $3.7 million to $4.1 million during 1996.

     The increase in favorable development on prior years' reserves of $9.5 million in 1995 results primarily from a $34.6 million increase in favorable development at Citizens. Favorable development in Citizens' personal automobile and workers' compensation lines increased $16.6 million and $15.5 million, to favorable development of $4.4 million and $32.7 million, respectively, due to the aforementioned change in claims cost management and the Michigan Supreme Court ruling. Hanover's favorable development, not including the effect of voluntary and involuntary pools, was relatively unchanged at $90.2 million in 1995 compared to $91.7 million in 1994. Favorable development in Hanover's workers' compensation line increased $27.7 million to $31.0 million during 1995. This was offset by decreases of $14.6 million and $12.6 million, to $45.5 million and $0.1 million, in the personal automobile and commercial multiple peril lines, respectively. Favorable development in Hanover's voluntary and involuntary pools decreased $23.6 million to $0.4 million during 1995.

     This favorable development reflects the Regional Property and Casualty subsidiaries' reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

     Due to the nature of business written by the Regional Property and Casualty subsidiaries, the exposure to environmental liabilities is relatively small and therefore their reserves are relatively small compared to other types of

--------------------------------------------------------------------------------
liabilities. Losses and LAE reserves related to environmental damage and toxic tort liability, included in the total reserve for losses and LAE, were $50.8 million and $43.2 million, net of reinsurance of $20.2 million and $8.4 million, at the end of 1996 and 1995, respectively. During 1995, the Regional Property and Casualty subsidiaries redefined their environmental liabilities in conformity with new guidelines issued by the NAIC. This had no impact on results of operations. The Regional Property and Casualty subsidiaries do not specifically underwrite policies that include this coverage, but as case law expands policy provisions and insurers' liability beyond the intended coverage, the Regional Property and Casualty subsidiaries may be required to defend such claims. During 1995, Hanover performed an actuarial review of its environmental reserves. This resulted in Hanover's providing additional reserves for "IBNR" (incurred but not reported) claims in addition to existing reserves for reported claims. Although these claims are not material, their existence gives rise to uncertainty and is discussed because of the possibility, however remote, that they may become material. Management believes that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims for environmental liability are adequate. In addition, management is not aware of any litigation or pending claims that may result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

19. MINORITY INTEREST
    -----------------

The Company's interest in Allmerica P&C, through its wholly-owned subsidiary FAFLIC, is represented by ownership of 59.5%, 58.3% and 57.4% of the outstanding shares of common stock at December 31, 1996, 1995 and 1994, respectively. Earnings and shareholders' equity attributable to minority shareholders are included in minority interest in the consolidated financial statements.

20. CONTINGENCIES
    -------------

Regulatory and Industry Developments

Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by state guaranty funds, or voluntary payments by, solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future premium taxes in some states. The Company is not able to reasonably estimate the potential effect on it of any such future assessments or voluntary payments.

Litigation

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

        The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company's consolidated financial statements. However, liabilities related to these proceedings could be established in the near term if estimates of the ultimate resolution of these proceedings are revised.

Residual Markets

The Company is required to participate in residual markets in various states. The results of the residual markets are not subject to the predictability associated with the Company's own managed business, and are significant to the workers' compensation line of business and both the private passenger and commercial automobile lines of business.

--------------------------------------------------------------------------------
21. Statutory Financial Information
    -------------------------------

The insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory surplus differs from shareholders' equity reported in accordance with generally accepted accounting principles for stock life insurance companies primarily because policy acquisition costs are expensed when incurred, investment reserves are based on different assumptions, postretirement benefit costs are based on different assumptions and reflect a different method of adoption, life insurance reserves are based on different assumptions and income tax expense reflects only taxes paid or currently payable.

Statutory net income and surplus are as follows:


(In millions)                    1996       1995     1994
===========================================================
Statutory net income
--------------------
  (combined)
  ----------
  Property and Casualty
    Companies                   $  155.3  $  155.3   $ 79.9
  Life and Health Companies        133.3     134.3     40.7
-----------------------------------------------------------

Statutory Shareholders'
-----------------------
  Surplus (combined)
  ------------------
  Property and Casualty
    Companies                   $1,201.6  $1,128.4   $974.3
  Life and Health Companies      1,120.1     965.6    465.3
-----------------------------------------------------------

22. Quarterly Results of Operations (unaudited)
    -------------------------------------------

The quarterly results of operations for 1996 and 1995 are summarized below:


For the Three Months Ended
(In millions)
================================================================================
1996                            MARCH 31      JUNE 30     SEPT. 30     DEC. 31
----
Total revenues                    $828.4       $800.3       $806.3      $839.7
================================================================================
Net income                        $ 47.3       $ 42.6       $ 46.7      $ 45.3
================================================================================
Net income per share              $ 0.94       $ 0.85       $ 0.93      $ 0.91
================================================================================
Dividends declared per share      $ 0.05       $ 0.05       $ 0.05      $ 0.05
================================================================================

1995
----

Total revenues                    $841.4       $791.9       $822.8      $784.8
================================================================================
Income before extraordinary
 item                             $ 39.2       $ 29.9       $ 34.8      $ 42.1
Extraordinary item -
 demutualization expense            (2.5)        (3.5)        (4.7)       (1.4)
--------------------------------------------------------------------------------
Net income                        $ 36.7       $ 26.4       $ 30.1      $ 40.7
================================================================================
Net income after
 demutualization per share        $   --       $   --       $   --      $ 0.82
================================================================================
Dividends declared per share      $   --       $   --       $   --      $ 0.05
================================================================================

                                    PART IV

                                    ITEM 14

       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

  The consolidated financial statements are listed under Item 8 of this Form 10-K/A.


(A)(2) FINANCIAL STATEMENT SCHEDULES

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
 Allmerica Financial Corporation

  Our audits of the consolidated financial statements referred to in our report dated February 3, 1997, except as to Note 1, which is as of February 19, 1997, and Note 2, which is as of April 14, 1997, appearing in this Form 10-K/A also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K/A. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

  As discussed in the accompanying notes to the consolidated financial statements, the Company changed its method of accounting for investments (Note
1) and postemployment benefits (Note 11) in 1994.

/s/ Price Waterhouse LLP
--------------------------------------
Price Waterhouse LLP
Boston, Massachusetts
February 3, 1997, except as to Note 1,
 which is as of February 19, 1997
 and Note 2, which is as of April 14, 1997

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

                                                                    SCHEDULE II

                        ALLMERICA FINANCIAL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
             STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,

                                                           1996    1995   1994
                                                          ------  ------  -----
                                                             (IN MILLIONS)
Revenues
  Net investment income.................................  $  2.7  $  0.4  $ --
  Net realized investment losses........................    (0.9)    --     --
                                                          ------  ------  -----
    Total revenues......................................     1.8     0.4    --
                                                          ------  ------  -----
Expenses
  Interest expense......................................    15.3     3.2    --
  Operating expenses....................................     3.3     0.3    --
                                                          ------  ------  -----
    Total expenses......................................    18.6     3.5    --
                                                          ------  ------  -----
Net income before federal income taxes and equity in net
 income of unconsolidated subsidiaries..................   (16.8)   (3.1)   --
Federal income tax benefit..............................     5.9     --     --
Equity in net income of unconsolidated subsidiaries
 prior to demutualization...............................     --     93.2   38.0
Equity in net income of unconsolidated subsidiaries
 subsequent to demutualization..........................   192.8    43.8    --
                                                          ------  ------  -----
Net income..............................................  $181.9  $133.9  $38.0
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
                     ======    ========   ======   ========  ========   ======     ========    ======    ======   ========

                                                                     SCHEDULE IV

                        ALLMERICA FINANCIAL CORPORATION
                                  REINSURANCE

                                  DECEMBER 31,

                                                ASSUMED             PERCENTAGE
                                     CEDED TO     FROM               OF AMOUNT
                             GROSS    OTHER       OTHER      NET      ASSUMED
                             AMOUNT  COMPANIES  COMPANIES   AMOUNT     TO NET
                           --------- --------- ---------- --------- -----------
                                              (IN MILLIONS)
1996
Life insurance in force... $41,943.1 $7,135.8    $559.2   $35,366.5     1.58%
                           ========= ========    ======   =========    =====
Premiums:
  Life insurance.......... $    72.0 $   18.1    $  5.9   $    59.8     9.87%
  Accident and health
   insurance..............     317.1    120.8      81.9       278.2    29.44%
  Property and casualty
   insurance..............   2,018.5    232.6     112.4     1,898.3     5.92%
                           --------- --------    ------   ---------
Total premiums............ $ 2,407.6 $  371.5    $200.2   $ 2,236.3     8.95%
                           ========= ========    ======   =========    =====
1995
Life insurance in force... $40,274.2 $8,003.1    $585.6   $32,856.7     1.78%
                           ========= ========    ======   =========    =====
Premiums:
  Life insurance.......... $   131.4 $   33.8    $  1.8   $    99.4     1.80%
  Accident and health
   insurance..............     307.5    116.5      69.2       260.2    26.59%
  Property and casualty
   insurance..............   2,021.7    296.2     137.7     1,863.2     7.39%
                           --------- --------    ------   ---------
Total premiums............ $ 2,460.6 $  446.5    $208.7   $ 2,222.8     9.39%
                           ========= ========    ======   =========    =====
1994
Life insurance in force... $41,812.5 $2,301.2    $649.1   $40,160.4     1.62%
Premiums:
  Life insurance.......... $   144.4 $    9.5    $  2.5   $   137.4     1.80%
  Accident and health
   insurance..............     302.8    101.5      51.8       253.1    20.47%
  Property and casualty
   insurance..............   1,967.1    291.9     116.1     1,791.3     6.48%
                           --------- --------    ------   ---------
Total premiums............ $ 2,414.3 $  402.9    $170.4   $ 2,181.8     7.81%
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

(A)(3) EXHIBIT INDEX

  The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K/A.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              Allmerica Financial Corporation
                                          -------------------------------------
                                                        REGISTRANT

Date: June 12, 1997

                                          By:    /s/ Edward J. Parry, III
                                              ---------------------------------
                                                   EDWARD J. PARRY III,
                                              VICE PRESIDENT, CHIEF FINANCIAL
                                             OFFICER AND PRINCIPAL ACCOUNTING
                                                          OFFICER

                                 EXHIBIT INDEX

EXHIBIT
NO.      DESCRITPION
--       -----------
 2.1    Plan of Reorganization.+
 2.2    Stock and Asset Purchase Agreement by an among State Mutual Life
        Assurance Company of America, 440 Financial Group of Worcester, Inc.,
        and The Shareholder Services Group, Inc. dated as of March 9, 1995.+
 2.3    Agreement and Plan of Merger, dated as of February 19, 1997, among AFC,
        Allmerica Property and Casualty Companies, Inc. and APY Acquisition,
        Inc.++++
 3.1    Certificate of Incorporation of AFC.+
 3.2    By-Laws of AFC.+
 4      Specimen Certificate of Common Stock.+
 4.1    Form of Indenture relating to the Debentures between the Registrant and
        State Street Bank & Trust Company, as trustee.++
 4.2    Form of Global Debenture.++
 4.3    Amended and Restated Declaration of Trust of AFC Capital Trust I dated
        February 3, 1997.+++++
 4.4    Indenture dated February 3, 1997 relating to the Junior Subordinated
        Debentures of AFC.+++++
 4.5    Series A Capital Securities Guarantee Agreement dated February 3,
        1997.+++++
 4.6    Common Securities Guarantee Agreement dated February 3, 1997.+++++
 4.7    Registration Rights Agreement dated February 3, 1997.+++++
10.1    Consolidated Income Tax Agreement between Allmerica Financial
        Corporation and certain subsidiaries dated January 1, 1996.+++
10.2    Consolidated Service Agreement between State Mutual Life Assurance
        Company of America and its subsidiaries, dated September 30, 1993.+
10.2.1  Addendum to the Consolidated Service Agreement between State Mutual
        Life Assurance Company of America and its subsidiaries, dated October
        9, 1995.+++
10.2.2  Addendum to the Consolidated Service Agreement between State Mutual
        Life Assurance Company of America and its subsidiaries, dated November
        30, 1995.+++
10.3    Administrative Services Agreement between State Mutual Life Assurance
        Company of America and The Hanover Insurance Company, dated July 19,
        1989.+
10.4    First Allmerica Financial Life Insurance Company Employees' 401(k)
        Matched Savings Plan incorporated by reference to Exhibit 10.1 to the
        Allmerica Financial Corporation Registration Statement on Form 8-K (No.
        333-576) and incorporated herein by reference originally filed with the
        Commission on January 24, 1996.
10.5    State Mutual Life Assurance Company of America Excess Benefit
        Retirement Plan.+
10.6    State Mutual Life Assurance Company of America Supplemental Executive
        Retirement Plan.+
10.7    State Mutual Incentive Compensation Plan.+
10.8    State Mutual Companies Long-Term Performance Unit Plan.+
10.9    Indenture of Lease between State Mutual Life Assurance Company of
        America and the Hanover Insurance Company dated July 3, 1984 and corrected First Amendment to Indenture of Lease dated December 20,
        1993.+
10.11   Lease dated November 1993 by and between Connecticut General Life
        Insurance Company and State Mutual Life Assurance Company of America,
        including amendments thereto, relating to property in Marlborough,
        Massachusetts.+
10.12   Lease dated March 23, 1993 by and between Aetna Life Insurance Company and State Mutual Life Assurance Company of America, including amendments thereto, relating to property in Atlanta, Georgia.+
10.13   Stockholder Services Agreement dated as of January 1, 1992 between
        Private Healthcare Systems, Inc. and Group Healthcare Network, Inc., a
        wholly-owned subsidiary of State Mutual Life Assurance Company of
        America.+
10.14   Lease dated January 26, 1995 by and between Citizens Insurance and
        Upper Peninsula Commission for Area Progress, Inc., including amendments thereto, relating to property in Escanaba, Michigan.+
10.15   Compensation Agreement between State Mutual Life Assurance of America and Larry E. Renfro.+
10.16   Trust Indenture for the State Mutual Life Assurance Company of America
        Employees' 401(k) Matched Savings Plan between State Mutual Life
        Assurance Company of America and Bank of Boston/Worcester.+
10.17   State Mutual Life Assurance Company of America Non-Qualified Executive
        Retirement Plan.+
10.18   State Mutual Life Assurance Company of America Non-Qualified Executive
        Deferred Compensation Plan.+
10.19   The Allmerica Financial Cash Balance Pension Plan incorporated by reference to Exhibit 10.19 to the Allmerica Financial Corporation
        September 30, 1995 report on Form 10-Q and incorporated herein by reference.
10.20   The Allmerica Financial Corporation Employment Continuity Plan*
10.21   Form of Non-Solicitation Agreement executed by substantially all of the executive officers of AFC.*
11      Statement regarding computation of per share earnings.*
13      Annual Report to Shareholders for 1996.*
21      Subsidiaries of AFC.*
23      Consent of Price Waterhouse LLP.
24      Power of Attorney.*
27      Financial Data Schedule.*
99.1    Internal Revenue Service Ruling dated April 15, 1995.+
99.2    Important Factors Regarding Forward Looking Statements.*

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

* Previously filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 24, 1997.