Form 10-Q
period 1997-06-30
ALLMERICA FINANCIAL CORP
filed 1997-08-14
CIK 944695

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 50,287,305 shares of common stock outstanding, as of August 1, 1997.

                                      41
                Total Number of Pages Included in This Document
                          Exhibit Index is on page 36

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
          Consolidated Statements of Income                             3
          Consolidated Statements of Shareholders' Equity               4
          Consolidated Balance Sheets                                   5
          Consolidated Statements of Cash Flows                         6
          Notes to Interim Consolidated Financial Statements       7 - 10

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   11 - 32

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders          33

  Item 6. Exhibits and Reports on Form 8-K                             34

SIGNATURES                                                             35

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                        ALLMERICA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


                                 (Unaudited)              (Unaudited)
                                Quarter Ended          Six Months Ended
                                  June 30,                 June 30,
(In millions, except per
 share data)                   1997       1996          1997       1996

REVENUES
  Premiums                     $  578.8   $  553.7      $1,141.1   $1,101.3
  Universal life and investment
    product policy fees            57.1       48.5         113.4       95.0
  Net investment income           170.6      166.8         334.0      327.9
  Net realized investment
    (losses) gains                 (2.0)       2.3          42.0       53.9
  Other income                     28.0       27.9          56.9       52.9
                               ---------  ---------     ---------  ---------
    Total revenues                832.5      799.2       1,687.4    1,631.0
                               ---------  ---------     ---------  ---------

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims,
    losses and loss
    adjustment expenses           508.7      487.1       1,001.0      982.7
  Policy acquisition expenses     116.8      116.1         236.6      235.7
  Loss from cession of
    disability income business      0.0        0.0          53.9        0.0
  Other operating expenses        130.8      127.1         265.7      247.5
                               ---------  ---------     ---------  ---------
    Total benefits, losses and
      expenses                    756.3      730.3       1,557.2    1,465.9
                               ---------  ---------     ---------  ---------

  Income before federal
    income taxes                   76.2       68.9         130.2      165.1
                               ---------  ---------     ---------  ---------

  Federal income tax expense
    (benefit)
      Current                      26.4       25.7          32.4       44.3
      Deferred                     (7.1)     (13.1)         (3.4)      (7.5)
                               ---------  ---------     ---------  ---------
      Total federal income
        tax expense                19.3       12.6          29.0       36.8
                               ---------  ---------     ---------  ---------

  Income before minority
    interest                       56.9       56.3         101.2      128.3

  Minority interest:
    Distributions on Company-
      obligated mandatorily
      redeemable preferred
      securities of subsidiary
      trust                        (4.0)       0.0          (6.4)       0.0
    Equity in earnings            (15.2)     (13.7)        (41.2)     (38.4)
                               ---------  ---------     ---------  ---------
                                  (19.2)     (13.7)        (47.6)     (38.4)
                               ---------  ---------     ---------  ---------

  Net income                   $   37.7   $   42.6      $   53.6   $   89.9
                               =========  =========     =========  =========

  PER SHARE DATA

  Net income                   $   0.75   $   0.85      $   1.07   $   1.79
                               =========  =========     =========  =========

  Dividends declared to
    shareholders               $   0.05   $   0.05      $   0.10   $   0.10
                               =========  =========     =========  =========

  Weighted average shares
    outstanding                    50.3       50.1          50.3       50.1
                               =========  =========     =========  =========


                 The accompanying notes are an integral part of
                   these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          (Unaudited)
                                                       Six Months Ended
                                                           June 30,

(In millions)                                           1997       1996

COMMON STOCK
  Balance at beginning and end of period                $    0.5   $    0.5
                                                        ---------  ---------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period                         1,382.5    1,382.5
  Issuance of common stock                                   3.1        0.0
  Issuance costs of Company-obligated
    mandatorily redeemable preferred
    securities of subsidiary trust                          (3.7)       0.0
                                                        ---------  ---------
  Balance at end of period                               1,381.9    1,382.5
                                                        ---------  ---------

RETAINED EARNINGS
  Balance at beginning of period                           210.1       38.2
  Net income                                                53.6       89.9
  Dividends to shareholders                                 (5.1)      (5.0)
                                                        ---------  ---------
  Balance at end of period                                 258.6      123.1
                                                        ---------  ---------

NET UNREALIZED APPRECIATION ON INVESTMENTS
  Balance at beginning of period                           131.6      153.0
    Net appreciation (depreciation) on
      available-for-sale securities                         24.8     (193.9)
    (Provision) benefit for deferred federal
      income taxes                                          (8.7)      67.9
    Minority interest                                       (6.2)      30.4
                                                        ---------  ---------
  Balance at end of period                                 141.5       57.4
                                                        ---------  ---------

      Total shareholders' equity                        $1,782.5   $1,563.5
                                                        =========  =========


                 The accompanying notes are an integral part of
                   these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                   (Unaudited)
                                                     June 30,  December 31,
(In millions, except per share data)                   1997       1996

ASSETS
  Investments:
    Fixed maturities-at fair value (amortized
      cost of  $7,213.9 and $7,305.5)                  $ 7,397.8  $ 7,487.8
    Equity securities-at fair value (cost of
      $266.4 and $328.2)                                   441.3      473.6
    Mortgage loans                                         597.4      650.1
    Real estate                                             90.5      120.7
    Policy loans                                           137.9      132.4
    Other long-term investments                            143.5      128.8
                                                       ---------- ----------
      Total investments                                  8,808.4    8,993.4
                                                       ---------- ----------
  Cash and cash equivalents                                527.0      178.5
  Accrued investment income                                149.1      149.0
  Deferred policy acquisition costs                        847.5      822.7
  Reinsurance receivable on paid and unpaid losses,
    benefits and unearned premiums                         855.3      875.6
  Deferred federal income taxes                             84.8       93.2
  Premiums, accounts and notes receivable, net             533.4      533.0
  Other assets                                             317.8      307.5
  Closed Block assets                                      803.9      811.8
  Separate account assets                                8,036.3    6,233.0
                                                       ---------- ----------
    Total assets                                       $20,963.5  $18,997.7
                                                       ========== ==========

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                             $ 2,605.7  $ 2,613.7
    Outstanding claims, losses and loss
      adjustment expenses                                2,873.5    2,944.1
    Unearned premiums                                      839.8      822.5
    Contractholder deposit funds and other
      policy liabilities                                 1,877.0    2,060.4
                                                       ---------- ----------
      Total policy liabilities and accruals              8,196.0    8,440.7
                                                       ---------- ----------
  Expenses and taxes payable                               631.8      622.3
  Reinsurance premiums payable                              34.0       31.4
  Short-term debt                                           34.4       38.4
  Deferred federal income taxes                             37.2       34.7
  Long-term debt                                           202.2      202.2
  Closed Block liabilities                                 883.9      892.1
  Separate account liabilities                           8,030.8    6,227.2
                                                       ---------- ----------
    Total liabilities                                   18,050.3   16,489.0
                                                       ---------- ----------

  Minority interest:
    Company-obligated mandatorily redeemable
      preferred securities of subsidiary trust             300.0        0.0
    Common stock                                           830.7      784.0
                                                       ---------- ----------
      Total minority interest                            1,130.7      784.0
                                                       ---------- ----------
  Commitments and contingencies

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 20.0 million
    shares authorized, none issued                           0.0        0.0
  Common stock, $0.01 par value, 300.0 million
    shares authorized, 50.3 million  and 50.1 million
    shares issued and outstanding, respectively              0.5        0.5
  Additional paid-in capital                             1,381.9    1,382.5
  Unrealized appreciation on investments, net              141.5      131.6
  Retained earnings                                        258.6      210.1
                                                       ---------- ----------
    Total shareholders' equity                           1,782.5    1,724.7
                                                       ---------- ----------
      Total liabilities and shareholders' equity       $20,963.5  $18,997.7
                                                       ========== ==========


                 The accompanying notes are an integral part of
                   these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          (Unaudited)
                                                       Six Months Ended
                                                           June 30,

(In millions)                                           1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $   53.6   $   89.9
    Adjustments to reconcile net income to
      net cash (used in) provided by
      operating activities:
        Minority interest                                   47.6       38.4
        Net realized gains                                 (43.0)     (54.3)
        Net amortization and depreciation                   13.7       25.1
        Deferred federal income taxes                       (3.5)      (7.5)
        Change in deferred acquisition costs               (25.3)     (33.7)
        Change in premiums and notes receivable,
          net of reinsurance payable                         2.9        2.7
        Change in accrued investment income                  0.1       (1.7)
        Change in policy liabilities and accruals, net     (71.1)     (50.4)
        Change in reinsurance receivable                    20.3       28.1
        Change in expenses and taxes payable                 7.8      (13.4)
        Separate account activity, net                       0.3       (6.1)
        Other, net                                         (28.4)      13.5
                                                        ---------  ---------
          Net cash (used in) provided by
            operating activities                           (25.0)      30.6
                                                        ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals and maturities of
    available-for-sale fixed maturities                  1,491.8    2,205.2
  Proceeds from disposals of equity securities             121.0      212.4
  Proceeds from disposals of other investments              42.9       34.0
  Proceeds from mortgages matured or collected             107.9       74.2
  Purchase of available-for-sale fixed maturities       (1,413.2)  (2,661.7)
  Purchase of equity securities                            (22.0)     (50.5)
  Purchase of other investments                            (70.6)     (27.5)
  Capital expenditures                                      (2.8)      (4.9)
  Other investing activities, net                            0.6        4.3
                                                        ---------  ---------
          Net cash provided by (used in)
            investing activities                           255.6     (214.5)
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to
    contractholder deposit funds                           125.4      181.8
  Withdrawals from contractholder deposit funds           (302.1)    (587.2)
  Change in short-term debt                                 (4.0)     470.5
  Net proceeds from issuance of Company-obligated
    mandatorily redeemable preferred securities
    of subsidiary trust                                    296.3        0.0
  Proceeds from issuance of common stock                     2.4        0.0
  Dividends paid to shareholders                            (6.0)      (7.0)
  Subsidiary treasury stock purchased, at cost               0.0      (41.8)
                                                        ---------  ---------
          Net cash provided by financing activities        112.0       16.3
                                                        ---------  ---------

Net change in cash and cash equivalents                    342.6     (167.6)
Net change in cash held in the Closed Block                  5.9        6.3
Cash and cash equivalents, beginning of period             178.5      289.5
                                                        ---------  ---------
Cash and cash equivalents, end of period                $  527.0   $  128.2
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

The interim consolidated financial statements of AFC include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC"), its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), and Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a 59.5%-owned non-insurance holding company). The Closed Block assets and liabilities at June 30, 1997 and December 31, 1996 are presented in the consolidated financial statements as single line items. Results of operations for the Closed Block for the six month and three month periods ended June 30, 1997 and June 30, 1996 are included in other income in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Minority interest relates to the Company's investment in Allmerica P&C and its subsidiary, The Hanover Insurance Company ("Hanover"). Hanover's 82.5%-owned subsidiary is Citizens Corporation, the holding company for Citizens Insurance Company of America ("Citizens"). Minority interest also includes an amount related to the minority interest in Citizens Corporation.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Certain reclassifications have been made to the 1996 consolidated statements of income in order to conform to the 1997 presentation. The results of operations for the six months ended and quarter ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1996 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2.  Significant Transactions

In June 1997, the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") providing for a $225 million revolving line of credit that expires on December 15, 1997. Borrowings under the line of credit will be unsecured and will bear interest at a rate per annum equal to, at the Company's option, Chase's base rate or the eurodollar rate plus an applicable margin. The credit agreement requires the Company to comply with certain financial ratios. As of June 30, 1997, the Company had not closed under, or borrowed against, the line of credit provided by this credit agreement.

In late July 1997, a lawsuit was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation and related claims in the sale of life insurance policies. The plaintiffs seek to be certified as a class. The Company intends to defend the lawsuit vigorously.

In July 1997, Hanover reached an agreement with Travelers Property Casualty to facilitate Travelers' writing of certain Hanover Insurance policies, as they expire, in Alabama, California, Kansas, Mississippi, Missouri, and Texas. In these six states, Hanover has approximately 250 agents generating approximately $90 million in premium annually. Hanover intends to cease writing personal and commercial policies in these states except for employer and association-sponsored group property and casualty business, surety bonds and specialty program commercial policies. The plan is conditioned upon the appropriate regulatory approval in each state.

On July 16, 1997, AFC announced the closing of the merger (the "Merger") of Allmerica P&C and a wholly-owned subsidiary of AFC. Through the transaction, AFC acquired the approximately 24.2 million shares of Allmerica P&C that it did not already own for approximately $426 million in cash and 9.7 million shares of AFC common stock. On July 15, 1997, the Certificate of Incorporation of Allmerica P&C was amended and restated to authorize a Class B Common Stock of Allmerica P&C, $5.00 par value. Immediately prior to the consummation of the Merger, each share of Allmerica P&C Common Stock owned by AFC and its subsidiaries was exchanged for one share of Class B Common Stock.

In June 1997, the Company entered into a binding letter of intent for the 100% coinsurance of its disability income line of business. The consummation of the transaction is subject to the receipt of regulatory approvals. The proposed transaction resulted in the recognition of a $53.9 million pre-tax loss in the first quarter of 1997.

On February 3, 1997, AFC Capital Trust (the "Trust"), a wholly-owned subsidiary business trust of AFC, issued $300.0 million Series A Capital Securities ("Capital Securities"), which pay cumulative dividends at a rate of 8.207% semiannually commencing August 15, 1997. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in an equivalent amount of 8.207% Junior Subordinated Deferrable Interest Debentures due 2027 of AFC (the "Subordinated Debentures"). Through certain guarantees, the Subordinated Debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the Trust under the Capital Securities. Net proceeds from the offering of approximately $296.3 million will fund a portion of the acquisition of the 24.2 million publicly held shares of Allmerica P&C pursuant to the Merger on July 16, 1997. On August 7, 1997, AFC and the Trust closed an exchange offer to exchange the Series A
Capital Securities to a like amount of Series B Capital Securities and related guarantees which are registered under the Securities Act of 1933 as required under the terms of the initial transaction.

3. Federal Income Taxes

Federal income tax expense for the periods ended June 30, 1997 and 1996, has been computed using estimated effective tax rates for the AFC and Allmerica P&C tax-paying groups. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

4. Closed Block

Included in other income in the Consolidated Statements of Income in the second quarter and first six months of 1997 and 1996 is a net pre-tax contribution from the Closed Block of $0.5 million and $6.0 million, and $2.6 million and $6.0 million, respectively. Summarized financial information of the Closed Block is as follows:


                                                    (Unaudited)
                                                      June 30,  December 31,
(In millions)                                           1997       1996

ASSETS
  Fixed maturities-at fair value (amortized cost
    of $410.0 and $397.2)                               $  411.7   $  403.9
  Mortgage loans                                           102.2      114.5
  Policy loans                                             225.7      230.2
  Cash and cash equivalents                                 18.2       24.1
  Accrued investment income                                 14.2       14.3
  Deferred policy acquisition costs                         19.4       21.1
  Other assets                                              12.5        3.7
                                                        ---------  ---------
    Total assets                                        $  803.9   $  811.8
                                                        =========  =========

LIABILITIES
  Policy liabilities and accruals                       $  876.9   $  883.4
  Other liabilities                                          7.0        8.7
                                                        ---------  ---------
    Total liabilities                                   $  883.9   $  892.1
                                                        =========  =========

                                 (Unaudited)              (Unaudited)
                                Quarter Ended          Six Months Ended
                                  June 30,                 June 30,
(In millions)                  1997       1996          1997       1996

REVENUES
  Premiums                     $    9.7   $   10.9      $   39.0   $   40.5
  Net investment income            13.2       13.0          26.7       26.1
  Net realized investment
    gains (losses)                  0.1       (0.2)          1.0        0.4
                               ---------  ---------     ---------  ---------
    Total revenues                 23.0       23.7          66.7       67.0
                               ---------  ---------     ---------  ---------

BENEFITS AND EXPENSES
  Policy benefits                  21.8       20.4          59.1       59.1
  Policy acquisition expenses       0.5        0.7           1.4        1.6
  Other operating expenses          0.2        0.0           0.2        0.3
                               ---------  ---------     ---------  ---------
    Total benefits and expenses    22.5       21.1          60.7       61.0
                               ---------  ---------     ---------  ---------

      Contribution from the
        Closed Block           $    0.5   $    2.6      $    6.0   $    6.0
                               =========  =========     =========  =========


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

The Retirement and Asset Management group includes three segments: Retail Financial Services, Institutional Services and Allmerica Asset Management. The Retail Financial Services segment includes variable annuities, variable universal life, and traditional insurance products distributed via retail channels to individuals across the country. The Institutional Services segment primarily includes group retirement products such as 401(k) plans, tax-sheltered annuities and GIC contracts which are distributed to institutions across the country via worksite marketing and other arrangements. Allmerica Asset Management is a Registered Investment Advisor which provides investment advisory services, primarily to affiliates, and to other institutions, such as insurance companies and pension plans.

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


                                 (Unaudited)              (Unaudited)
                                Quarter Ended          Six Months Ended
                                  June 30,                 June 30,
(In millions)                  1997       1996          1997       1996

Revenues:
  Risk Management
    Regional Property and
      Casualty                 $  553.2   $  531.2      $1,129.8   $1,097.9
    Corporate Risk Management
      Services                    100.2       89.6         194.1      176.4
                               ---------  ---------     ---------  ---------
      Subtotal                    653.4      620.8       1,323.9    1,274.3
                               ---------  ---------     ---------  ---------
  Retirement and Asset
    Management
    Retail Financial Services     116.5      113.4         233.6      220.5
    Institutional Services         58.6       65.3         122.6      137.1
    Allmerica Asset Management      2.0        3.5           4.3        4.5
                               ---------  ---------     ---------  ---------
      Subtotal                    177.1      182.2         360.5      362.1
                               ---------  ---------     ---------  ---------
  Corporate                         4.5        0.8           8.3        1.3
  Eliminations                     (2.5)      (4.6)         (5.3)      (6.7)
                               ---------  ---------     ---------  ---------
      Total                    $  832.5   $  799.2      $1,687.4   $1,631.0
                               =========  =========     =========  =========

Income (loss) from continuing
  operations before income
  taxes:
  Risk Management
    Regional Property and
      Casualty                 $   38.1   $   37.1      $  109.8   $  104.6
    Corporate Risk Management
      Services                      4.2        3.4           6.2        7.5
                               ---------  ---------     ---------  ---------
      Subtotal                     42.3       40.5         116.0      112.1
                               ---------  ---------     ---------  ---------
  Retirement and Asset
    Management
    Retail Financial Services      21.3       20.2         (12.0)      35.1
    Institutional Services         12.6       12.2          27.3       25.6
    Allmerica Asset Management      0.5        0.2           0.6        0.5
                               ---------  ---------     ---------  ---------
      Subtotal                     34.4       32.6          15.9       61.2
                               ---------  ---------     ---------  ---------
  Corporate                        (0.5)      (4.2)         (1.7)      (8.2)
                               ---------  ---------     ---------  ---------
      Total                    $   76.2   $   68.9      $  130.2   $  165.1
                               =========  =========     =========  =========



                                                   (Unaudited)
                                                     June 30,  December 31,
(In millions)                                          1997       1996

Identifiable assets:
  Risk Management
    Regional Property and Casualty                     $ 5,719.9  $ 5,703.9
    Corporate Risk Management Services                     529.6      506.0
                                                       ---------- ----------
      Subtotal                                           6,249.5    6,209.9
                                                       ---------- ----------
  Retirement and Asset Management
    Retail Financial Services                           10,400.8    8,873.5
    Institutional Services                               3,979.9    3,879.0
    Allmerica Asset Management                               3.4        2.4
                                                       ---------- ----------
      Subtotal                                          14,384.1   12,754.9
                                                       ---------- ----------
  Corporate                                                329.9       32.9
                                                       ---------- ----------
      Total                                            $20,963.5  $18,997.7
                                                       ========== ==========


6. Earnings Per Share

Earnings per share are based the monthly weighted average number of common shares and common share equivalents. The weighted average number of shares of common stock and equivalents was 50.3 million and 50.1 million for the second quarters ended as well as the six month periods ended June 30, 1997 and 1996, respectively.

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

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC") its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company("AFLIAC"), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a 59.5%-owned non-insurance holding company), The Hanover Insurance Company ("Hanover", a wholly-owned subsidiary of Allmerica P&C), Citizens Corporation ("Citizens", an 82.5%-owned subsidiary of Hanover), Citizens Insurance Company of America (a wholly-owned subsidiary of Citizens) and certain other insurance and non-insurance subsidiaries.

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

The contribution from the Closed Block is included in `Other income' in the interim Consolidated Financial Statements. The pre-tax contribution from the Closed Block was $0.5 million and $6.0 million for the quarter ended and six months ended June 30, 1997, respectively and $2.6 million and $6.0 million for the quarter ended and six months ended June 30, 1996, respectively.

FAFLIC's conversion to a stock life insurance company, which was completed October 16, 1995, and the establishment of the Closed Block have affected the presentation of the Company's interim Consolidated Financial Statements. For comparability with prior periods, the following table presents the results of operations of the Closed Block combined with the results of operations outside the Closed Block for all period presented. Management's discussion and analysis addresses the results of operations as combined unless otherwise noted.


                                    (Unaudited)             (Unaudited)
                                   Quarter Ended          Six Months Ended
                                      June 30,               June 30,
(In millions)                     1997       1996        1997       1996
REVENUES
  Premiums                        $588.5     $564.6      $1,180.1   $1,141.8
  Universal life and
  investment product policy fees    57.1       48.5         113.4       95.0
  Net investment income            183.8      179.8         360.7      354.0
  Net realized investment
   (losses) gains                   (1.9)       2.1          43.0       54.3
  Other income                      27.5       25.3          50.9       46.9
                                  -------    -------     --------    -------
    Total revenues                 855.0      820.3       1,748.1    1,692.0
                                  -------    -------     --------    -------
BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims,
  losses and loss adjustment
    expenses                       530.5      507.5       1,060.1    1,041.8
  Policy acquisition
    expenses                       117.3      116.8         238.0      237.3
  Loss from cession of
    disability income business       0.0        0.0          53.9        0.0
  Other operating
    expenses                       131.0      127.1         265.9      247.8
                                  -------    -------      --------   -------
Total benefits, losses
  and expenses                     778.8      751.4       1,617.9    1,526.9
                                  -------    -------      --------   -------
Income before federal
  income taxes                      76.2       68.9         130.2      165.1
                                  -------    -------      --------   -------
Federal income tax expense
(benefit)
  Current                           26.4       25.7          32.4       44.3
  Deferred                          (7.1)     (13.1)         (3.4)      (7.5)
                                  -------    -------      --------   -------
Total federal income tax
  expense                           19.3       12.6          29.0       36.8
                                  -------    -------      --------   -------
Income before minority
  interest                          56.9       56.3         101.2      128.3

Minority interest:
  Distributions on Company-
    obligated mandatorily
    redeemable preferred
    securities of subsidiary trust  (4.0)       0.0         (6.4)       0.0
  Equity in earnings               (15.2)     (13.7)       (41.2)     (38.4)
                                  -------   --------     --------    -------
                                   (19.2)     (13.7)       (47.6)     (38.4)
                                  -------   --------     --------    -------
Net income                         $37.7      $42.6        $53.6      $89.9
                                  =======   ========     ========    =======

Results of Operations

Consolidated Overview

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

The Company's consolidated net income for the second quarter decreased $4.9 million, or 11.5%, to $37.7 million, compared to the same period in 1996. Net income includes certain items which management believes are not indicative of overall operating trends.

The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest as applicable.


                                                 (Unaudited)
                                                Quarter Ended
                                                   June 30,
(In millions)                                  1997        1996
Net income                                   $  37.7     $  42.6
Adjustments:
  Net realized investment losses (gains)         1.0        (1.5)
  Contingency payment from sale
    of mutual fund processing business           0.0        (2.1)
  Restructuring costs                            1.0         0.0
  Differential earnings tax adjustment           0.0        (5.9)
                                               -------     -------
  Adjusted net income                        $  39.7     $  33.1
                                               =======     =======


The Company's adjusted net income increased $6.6 million, or 19.9%, to $39.7 million in the second quarter of 1997. This increase is primarily attributable to pre-tax increases of $4.0 million in the Regional Property and Casualty segment, $3.6 million in the Retail Financial Services segment, and $2.5 million in the Institutional Services segment. The increase in the Regional Property and Casualty segment resulted primarily from increased net investment income, while the increase in the Retail Financial Services segment was primarily due to growth in variable products' fee income. Additionally, the Institutional Services segment increased $2.5 million due to increased net GIC margins and growth in telemarketing income. These increases were partially offset by a decrease in the Corporate segment's adjusted net income principally resulting from accrued distributions on the Company-obligated mandatorily redeemable preferred securities of a subsidiary trust ("Capital Securities") issued February 3, 1997.

Premium revenue increased $23.9 million, or 4.2%, to $588.5 million in the second quarter of 1997. Premiums in the Regional Property and Casualty segment increased $16.2 million, or 3.4%, to $485.9 million primarily due to accounting effects of restructuring a reinsurance contract in the personal automobile line and increased policies in force in the personal automobile and homeowners' lines at Hanover. Additionally, Citizens' personal lines' premiums increased due to expansion in Ohio and Indiana and an increase in personal automobile and homeowners' rates. Premiums in the Corporate Risk Management Services segment increased $9.2 million, or 12.3%, to $84.3 million due to increases in reinsurance, fully insured group dental, and stop loss product lines totaling $12.3 million, partially offset by decreases in the fully insured group medical and risk sharing product lines.

Universal life and investment product policy fees increased $8.6 million, or
17.7%, to $57.1 million during the second quarter of 1997.   This increase
is primarily attributable to an $8.2 million increase in fees generated by the Retail Financial Services segment due to additional deposits and appreciation on variable products' account balances.

Net investment income increased $4.0 million, or 2.2%, to $183.8 million during the second quarter of 1997. This increase resulted from increases in the Regional Property and Casualty and Corporate segments, partially offset by a decrease in the Institutional segment. Net investment income in the Regional Property and Casualty segment increased $9.3 million, or 16.5%, to $65.6 million due to an increase in average invested assets, a portfolio shift to higher yielding debt securities, and increased partnership income. Net investment income in the Corporate segment increased $3.8 million due to the temporary investment of proceeds from the issuance of Capital Securities in the first quarter of 1997. The $7.0 million decrease in the Institutional Services segment resulted primarily from a reduction in invested assets due to declining Guaranteed Investment Contracts ("GICs") deposits related to a downgrading to A+ (Good) in March of 1995.

Net realized gains on investments decreased $4.0 million, or 190.5%, to net realized losses of $1.9 million in the second quarter of 1997, primarily due to 1997 losses of $1.9 million on the sale of fixed maturity investments in the Regional Property and Casualty segment versus 1996 gains of $2.1 million on the sale of real estate properties.

Policy benefits, claims, losses and loss adjustment expenses increased $23.0 million, or 4.5% to $530.5 million during the second quarter of 1997. This increase is primarily attributable to a $22.2 million, or 6.5% increase in losses and loss adjustment expenses ("LAE") in the Company's Regional Property and Casualty segment as a result of increased claims frequency and severity in the personal and commercial automobile lines at Hanover and the personal automobile line at Citizens, as well as a decrease in favorable development on prior year reserves at Hanover. Additionally, an increase of $6.7 million, or 12.5% in the Corporate Risk Management Services segment is primarily related to increased premiums and the 1997 assumption of a block of affinity group business. These increases were partially offset by decreased policy benefits of $7.4 million, or 18.3% in the Institutional Services segment primarily attributable to the continuing decline of GICs during 1997.

Other operating expenses increased $3.9 million, or 3.1%, to $131.0 million in the second quarter of 1997 compared to the same period in 1996 primarily due to increased expenses in the Corporate Risk Management Services segment. Other operating expenses in Corporate Risk Management Services increased $3.0 million, or 9.4%, to $35.0 million in the second quarter of 1997 as a result of increased premium taxes and commissions related to growth in premiums and administrative services only ("ASO") fees.

Federal income tax expense increased $6.7 million in the second quarter of 1997, while the effective tax rate increased from 18.3% to 25.4% in the same period. For the life insurance subsidiaries, a rate increase from 19.6% to 37.9% resulted primarily from the absence of a differential earnings adjustment in 1997 compared to a $5.9 million differential earnings benefit in 1996. The effective tax rates for the Regional Property and Casualty subsidiaries were 12.9% and 17.3% during the second quarter of 1997 and 1996, respectively. This rate decrease reflects an increase in the proportion of tax-exempt interest on bonds to pre-tax income anticipated for the full year.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

The Company's consolidated net income for the six months ended June 30, 1997 decreased $36.3 million, or 40.4%, to $53.6 million, compared to the same period in 1996. Net income includes certain items which management believes are not indicative of overall operating trends.

The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest as applicable.


                                                  (Unaudited)
                                               Six Months Ended
                                                   June 30,
(In millions)                                 1997          1996
Net income                                  $  53.6       $  89.9
Adjustments:
  Net realized investment gains               (16.7)        (22.3)
  Contingency payment from sale
    of mutual fund processing business          0.0          (3.1)
  Restructuring costs                           1.0           0.0
  Loss from cession of disability
    income business                            35.0           0.0
  Differential earnings tax adjustment          0.0          (5.9)
                                             -------       -------
  Adjusted net income                       $  72.9        $  58.6
                                             =======       =======

The increase in adjusted net income of $14.3 million, or 24.4%, to $72.9 million is primarily attributable to pre-tax increases of $12.6 million and $11.4 million in the Regional Property and Casualty segment and the Retail Financial Services segment, respectively. The increase in the Regional Property and Casualty segment resulted principally from increased net investment income due to an increase in average invested assets, a portfolio shift to higher yielding debt securities, and additional partnership income. The Retail Financial Services segment increased due to growth in variable products' fee income. Additionally, the Institutional Services segment increased $3.8 million primarily from increased net GIC margins and growth in telemarketing income. These increases were partially offset by a decline in the Corporate segment's adjusted net income primarily resulting from accrued distributions on the Capital Securities issued February 3, 1997.

Premium revenue increased $38.3 million, or 3.4%, to $1,180.1 million during the first six months of 1997. Property and casualty premiums earned increased $26.2 million, or 2.8%, to $961.0 million due to accounting effects of restructuring a reinsurance contract in the personal automobile line and increased policies in force in the personal automobile and homeowners' lines at Hanover. Additionally, growth in Citizens' personal lines premiums is attributable to increases of $6.6 million in Ohio and Indiana resulting from expansion in these states, to a non-recurring $3.0 million decrease in premiums ceded to the Michigan Catastrophic Claims association ("MCCA") in the first quarter of 1997, and to increases in
personal automobile and homeowners' rates.   Premiums in the Corporate Risk
Management Services segment also increased $14.1 million, or 9.5%, to $163.0 million due to increases of $18.5 million in reinsurance, fully insured group dental, and stop loss product lines, partially offset by decreases in fully insured group medical and risk sharing product lines totaling $4.9 million.

Universal life and investment product policy fees increased $18.4 million, or 19.4%, to $113.4 million during the first six months of 1997. This was primarily the result of additional deposits and appreciation on variable products' account balances within the Retail Financial Services segment.

Net investment income increased $6.7 million, or 1.9%, to $360.7 million during the first six months of 1997. This slight increase primarily reflects increases of $18.3 million and $6.4 million in the Regional Property and Casualty and Corporate segments, respectively, partially offset by an $18.1 decrease in the Institutional segment. Increases in the Regional Property and Casualty segment are the result of an increase in average invested assets, a portfolio shift to higher yielding securities, and increased partnership income. The Corporate segment's growth in investment income was derived from the temporary investment of proceeds from the issuance of Capital Securities in February 1997. The decrease in the Institutional segment resulted primarily from a reduction in invested assets due to declining GIC deposits.

Net realized gains on investments decreased $11.3 million, or 20.8%, to $43.0 million for the six months ended June 30, 1997. This decrease is primarily attributable to the Regional Property and Casualty segment, where reduced sales of equity securities decreased net realized gains by $11.6 million.

Other income increased $4.0 million, or 8.5%, to $50.9 million in the first six months of 1997. Other income from the Retail Financial Services segment increased $3.4 million, or 25.0%, to $17.0 million due to increased investment management fee income resulting from increased assets under management. Additionally, other income increased $2.5 million, or 14.5%, to $19.7 million in the Corporate Risk Management Services segment due to growth in ASO and contracts fees.

Policy benefits, claims, losses and loss adjustment expenses increased $18.3 million, or 1.8% to $1,060.1 million during the first six months of 1997. This increase is primarily attributable to a $22.4 million, or 3.2% increase in losses and LAE in the Company's Regional Property and Casualty segment resulting from a $20.1 million reduction in favorable development on prior year reserves at Hanover, as well as increased claims frequency and severity in the current year in the personal automobile, commercial automobile and commercial multiple peril lines at Hanover and the homeowners line at Citizens. Additionally, a $13.3 million, or 12.6% increase in the Corporate Risk Management Services segment was due to related growth in premiums, increased policy benefits due to the 1997 assumption of a block of affinity group business, and increased group life claims due to unfavorable claims experience. These increases were partially offset by decreased policy benefits of $18.1 million, or 21.2% in the Institutional Services segment primarily resulting from the continuing decline of GICs during 1997.

Other operating expenses increased $18.1 million, or 7.3%, to $265.9 million in the first six months of 1997. This increase is primarily attributable to increased expenses of $5.5 million in the Corporate Risk Management Services segment due to increased premium taxes and commissions related to growth in premiums and ASO fees as well as increased expenses of $4.9 million in the Regional Property and Casualty segment related to technology costs. Additionally, other operating expenses increased in the Retail Financial Services and Institutional segments due to product growth in each segment.

Federal income tax expense decreased $7.8 million in the first six months of 1997, while the effective tax rates remained consistent at 22.2% and 22.3% for the six months ended June 30, 1997 and 1996, respectively. For the life insurance subsidiaries, the effective tax rate increased from 27.7% in 1996 to 44.8% in 1997. Excluding the effect of an $18.9 million tax benefit related to the agreement to cede the individual disability income business, the 1997 effective tax rate for the FAFLIC/AFLIAC consolidated group was 37.7%. This increase resulted primarily from the absence of a differential earnings adjustment in 1997 compared to a $5.9 million differential earnings benefit in 1996. The effective tax rates for the regional Property and Casualty subsidiaries were 18.0% and 19.2% during the first six months of 1997 and 1996, respectively.

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


                                    (Unaudited)           (Unaudited)
                                   Quarter Ended        Six Months Ended
                                      June 30,             June 30,
(In millions)                     1997      1996       1997      1996
Revenues
  Net premiums earned            $485.9    $469.7     $961.0     $934.8
  Net investment income            65.6      56.3      126.9      108.6
  Net realized gains               (1.9)      2.0       35.9       47.5
  Other income                      3.6       3.2        6.0        7.0
                                 -------   -------    -------    -------
Total revenues                    553.2     531.2    1,129.8    1,097.9

Losses and LAE (1)                364.4     342.2      712.6      690.2
Policy acquisition and
other operating expenses          150.7     151.9      307.4      303.1
                                 -------   -------   --------    -------
 Income before taxes             $ 38.1    $ 37.1    $ 109.8    $ 104.6
                                 =======   =======   ========    =======

<fn1>
(1) Includes policyholders' dividends of $2.5 million, $1.9 million, $4.1 million and $5.0 million for the quarters ended June 30,1997 and 1996 and the six months ended June 30, 1997 and 1996, respectively.

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30,1996

INCOME BEFORE TAXES

Income before taxes increased $1.0 million, or 2.7%, to $38.1 million in the second quarter of 1997. Net realized gains on investments before taxes were $2.0 million during the second quarter of 1996 compared to losses of $1.9 million during the second quarter of 1997. Excluding realized gains and losses and restructuring charges, income before taxes increased $5.7 million, to $40.8 million in the second quarter of 1997. This increase is primarily attributable to a $9.3 million increase in net investment income, to $65.6 million in the second quarter of 1997, partially offset by a $2.8 million increase in the underwriting loss. The growth in net investment income resulted primarily from an increase in average invested assets, a portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities, and to an increase in partnership income. The decline in underwriting results is primarily attributable to less favorable current year claims experience in the personal and commercial automobile lines at Hanover and the personal automobile and other commercial lines at Citizens, as well as a decrease in favorable development on prior year reserves at Hanover. This decline is partially offset by a decrease in catastrophe losses of $17.0 million and favorable workers' compensation claim activity in both current and prior accident years.

LINES OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 61.6% and 60.7% of total net premiums earned in the second quarter of 1997 and 1996, respectively.

                              Hanover         Citizens        Consolidated

For the Quarters Ended      1997   1996      1997   1996       1997   1996
June 30 (In millions)

Net premiums earned        $156.2  $147.7   $143.3  $137.2    $299.5  $284.9

Losses and loss
  adjustment expenses       121.1    97.3    107.9   103.4     229.0   200.7

Policy acquisition and
  other underwriting
  expenses                   47.4    50.3     37.7    37.0      85.1    87.3
                           ------- -------  ------- -------   ------- -------
Underwriting (loss)
  profit                  $ (12.3)  $ 0.1   $ (2.3) $ (3.2)  $ (14.6) $ (3.1)
                           ======= =======  ======= =======   ======= =======


Revenues

Personal lines' net premiums earned increased $14.6 million, or 5.1%, to $299.5 million during the second quarter of 1997, compared to $284.9 million in the second quarter of 1996. Hanover's personal lines net premiums earned increased $8.5 million, or 5.8%, to $156.2 million during the second quarter of 1997. This increase is primarily attributable to an increase in the personal automobile line associated with the accounting effects of restructuring a reinsurance contract, increasing net premiums earned by approximately $4.0 million. A 5.6% increase in policies in force in the personal automobile line as well as a 2.6% increase in policies in force in the homeowners' line since June 30, 1996, also contributed to the increase in net premiums earned. These increases were partially offset by the effect of a mandated 6.2% decrease in Massachusetts personal automobile rates on January 1, 1997. In March 1997, the Massachusetts Division of Insurance approved Hanover's plan to offer a safe driver's discount of 10% on automobile insurance premiums. Management believes these rate decreases may unfavorably impact premium growth in Massachusetts. Approximately 37% of Hanover's personal automobile business is currently written in Massachusetts.

Citizens' personal lines net premiums earned increased $6.1 million, or 4.4%, to $143.3 million during the second quarter of 1997, compared to $137.2 million during the second quarter of 1996. This increase is primarily attributable to rate increases in personal automobile and homeowners, partially offset by a 0.8% decrease in policies in force in the personal automobile line since June 30, 1996, attributable to continued strong competition in Michigan.

Underwriting results

The personal lines' underwriting loss increased $11.5 million, to a loss of $14.6 million in the second quarter of 1997. Hanover's underwriting results declined $12.4 million to a loss of $12.3 million, while Citizens' underwriting results improved $0.9 million to a loss of $2.3 million.

The decline in Hanover's underwriting results is primarily attributable to an $11.1 million reduction in favorable development on prior year reserves in the personal automobile line and increased claims severity in the personal automobile line. The improvement in Citizens' underwriting results is primarily attributable to an $11.4 million decrease in catastrophe losses over the prior year second quarter, primarily in the homeowners line. This was partially offset by an increase in claim severity in the personal automobile line for the current accident year.

Policy acquisition and other underwriting expenses in the personal lines decreased $2.2 million, or 2.5%, to $85.1 million in the second quarter of 1997, reflecting reductions in contingent commissions and employee related expenses, partially offset by increased technology expenses and the effect of growth in net premiums earned.

Commercial Lines of Business

The commercial lines of business represented 38.4% and 39.3% of total net premiums earned in the second quarter of 1997 and 1996, respectively.


                         Hanover         Citizens         Consolidated

For the Quarters
Ended June 30,
(In millions)          1997    1996     1997    1996      1997    1996
Net premiums earned   $119.6  $110.9   $66.8   $73.9     $186.4  $184.8

Losses and loss
  adjustment expenses   81.3    80.4    49.4    59.2      130.7   139.6

Policy acquisition and
  other underwriting
  expenses              44.8    44.4    17.6    16.8       62.4    61.2

Policyholders'
  dividends              0.7     0.1     1.8     1.8        2.5     1.9
                       ------  ------  ------  ------    ------   ------
Underwriting (loss)    $(7.2) $(14.0)  $(2.0)  $(3.9)     $(9.2) $(17.9)
                       ======  ======  ======  ======    ======   ======


Revenues

Commercial lines' net premiums earned increased $1.6 million, to $186.4 million in the second quarter of 1997. Hanover's commercial lines net premiums earned increased $8.7 million, or 7.8%, to $119.6 million. This increase is primarily attributable to a $3.1 million increase in assumed premiums in Hanover's reinsurance division, as well as a 10.4% and 4.0% increase in policies in force in Hanover's commercial automobile and commercial multiple peril lines, respectively, since June 30, 1996. These increases were significantly offset by average rate decreases of 9.9% since January 1, 1997, in the workers' compensation line. Citizens' commercial lines net premiums earned decreased $7.1 million, or 9.6%, to $66.8 million in the second quarter of 1997. This decrease is primarily attributable to rate decreases in workers' compensation, resulting from continued
competitive conditions in Michigan in this line.   Rates in the workers'
compensation line were decreased 6.4% and 8.7% effective June 1, 1996 and March 1, 1997, respectively. Management believes competitive conditions in Michigan in the workers' compensation line may impact future growth in net premiums earned.

Underwriting results

The commercial lines' underwriting results improved  $8.7 million, or 48.6%,
to a loss of $9.2 million in the second quarter of 1997.   Hanover's
underwriting loss decreased $6.8 million, or 48.6%, to a loss of $7.2 million, and Citizens' underwriting loss decreased $1.9 million, to a loss of $2.0 million in the second quarter of 1997.

The improvement in Hanover's commercial lines underwriting results is primarily attributable to an increase in favorable development on prior year reserves in the workers' compensation line, as well as a decrease in catastrophe losses of $3.7 million, partially offset by an increase in current year claim frequency in the commercial automobile line. The improvement in Citizens' commercial lines underwriting results is attributable to a decrease in losses and LAE in the workers' compensation line of $12.2 million, or 45.8%, to $10.3 million primarily as a result of favorable claims activity in both current and prior accident years.

Policy acquisition and other underwriting expenses in the commercial lines increased $1.2 million, or 2.0%, to $62.4 million in the second quarter of 1997, reflecting increased technology expenses partially offset by a decrease in contingent commissions at Hanover.

INVESTMENT RESULTS

Net investment income before taxes increased $9.3 million, or 16.5%, to $65.6 million in 1997 compared to $56.3 million in the comparable quarter of
1996.    The increase is the result of an increase in average invested assets, the Regional Property and Casualty segment's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities, and to increased income from limited
partnership investments of $3.8 million.   The average pre-tax yield on debt
securities was 6.8% and 6.3% for the quarters ended June 30,1997 and 1996, respectively. Average invested assets increased $164.3 million, or 4.3%, to $3,960.4 million at June 30, 1997 compared to $3,796.1 million at June 30, 1996.

Net realized losses on investments before taxes were $1.9 million during the second quarter of 1997 compared to gains of $2.0 million during the second quarter of 1996.

Six Months Ended June 30,1997 Compared to Six Months Ended June 30,1996

INCOME BEFORE TAXES

Income before taxes increased $5.2 million, or 5.0%, to $109.8 million in the six months ended June 30, 1997. Net realized gains were $35.9 million during the six months ended June 30,1997, versus $47.5 million during the comparable period of 1996, reflecting a decrease in the sale of equity securities by Hanover. Excluding realized gains and losses and restructuring charges, income before taxes increased $17.6 million, to $74.4 million in the six months ended June 30,1997. This increase is primarily attributable to an $18.3 million increase in net investment income, to $126.9 million for the six months ended June 30, 1997. The growth in net investment income resulted primarily from an increase in average invested assets, a portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities, and to an increase in partnership income.

LINES OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 61.9% and 60.5% of total net premiums earned in the six months ended June 30, 1997 and 1996, respectively.

                            Hanover          Citizens        Consolidated

For the Six Months
Ended June 30,
(In millions)             1997    1996     1997    1996      1997    1996
Net premiums earned      $307.9  $292.8   $287.0  $272.3    $594.9  $565.1

Losses and loss
  adjustment expenses     233.9   213.6    221.7   210.0     455.6   423.6

Policy acquisition and
  other underwriting
  expenses                 98.4    99.3     77.2    74.2     175.6   173.5
                         ------- -------  ------- -------   ------- -------
Underwriting (loss)      $(24.4) $(20.1)  $(11.9) $(11.9)   $(36.3) $(32.0)
                         ======= =======  ======= =======   ======= =======


Revenues

Personal lines' net premiums earned increased $29.8 million, or 5.3%, to $594.9 million during the six months ended June 30, 1997, compared to $565.1 million in the same period of 1996. Hanover's personal lines net premiums earned increased $15.1 million, or 5.2%, to $307.9 million during the six months ended June 30, 1997. This increase was primarily attributable to an increase in the personal automobile line associated with the accounting effects of restructuring a reinsurance contract, increasing both net premiums earned and losses and LAE by approximately $8.0 million. A 5.6% increase in policies in force in the personal automobile line as well as a 2.6% increase in policies in force in the homeowners line, since June 30, 1996, also contributed to the increase in net premiums earned. These increases were partially offset by the effect of a mandated 6.2% decrease in Massachusetts personal automobile rates on January 1, 1997.

Citizens' personal lines net premiums earned increased $14.7 million, or
5.4%, to $287.0 million in the six months ended June 30, 1997.   This
increase is primarily attributable to a decrease in premiums ceded to the MCCA and to rate increases in personal automobile and homeowners. The non-recurring decreases in premiums ceded to MCCA was a result of a lower surcharge effective January 1, 1997 for personal automobile policies written. These factors were partially offset by a 0.8% decrease in policies in force in the personal automobile line since June 30,1996, attributable to continued strong competition in Michigan.

Underwriting Results

The personal lines' underwriting loss for the six months ended June 30, 1997 increased $4.3 million, to a loss of $36.3 million. Hanover's underwriting loss increased $4.3 million, to a loss of $24.4 million. Citizens' underwriting loss was unchanged at $11.9 million for the six months ended June 30, 1997 and 1996.

The decline in Hanover's underwriting results is primarily attributable to a $20.1 million reduction in favorable development on prior year reserves in the personal automobile line, and an increase in current year claim severity in the personal automobile line. These increases were partially offset by a decrease in catastrophe losses in the homeowners line of $15.5 million, to $5.0 million during the first six months of 1997. Citizens' underwriting results were unchanged as a result of a decrease in catastrophe losses of $10.2 million over the prior year, primarily in the homeowners line. This was partially offset by an increase in claim severity in the homeowners line for the current accident year, primarily in the first quarter.

Policy acquisition and other underwriting expenses in the personal lines increased $2.1 million, or 1.2%, to $175.6 million in the six months ended June 30, 1997, reflecting increased technology expenses and growth in net premiums earned, partially offset by reductions in employee related expenses.

Commercial Lines of Business

The commercial lines of business represented 38.1% and 39.5% of total net premiums earned in the six months ended June 30, 1997 and 1996, respectively.

                           Hanover          Citizens          Consolidated
For the Six Months
Ended June 30
(In millions)            1997   1996       1997   1996        1997    1996
Net premiums earned    $233.1  $226.4    $133.0  $143.3      $366.1  $369.7

Losses and loss
  adjustment expenses   156.6   154.8      94.1   106.8       250.7   261.6

Policy acquisition and
  other underwriting
  expenses               91.3    88.1      35.3    34.7       126.6   122.8
Policyholders'
  dividends               0.7     1.4       3.4     3.6         4.1     5.0
                       ------- -------   ------- -------     ------- -------
Underwriting (loss)
 profit                $(15.5) $(17.9)     $0.2   $(1.8)     $(15.3) $(19.7)
                       ======= =======   ======= =======     ======= =======


Revenues

Commercial lines' net premiums earned decreased $3.6 million, or 1.0%, to
$366.1 million in the six months ended June 30, 1997.   Hanover's commercial
lines net premiums earned increased $6.7 million, or 3.0%, to $226.4 million. This increase is primarily attributable to a $4.1 million increase in assumed premiums in Hanover's reinsurance division, as well as a 10.4% and 4.0% increase in policies in force in Hanover's commercial automobile and commercial multiple peril lines, respectively, since June 30, 1996. These increases were partially offset by average rate decreases of 9.9%, since January 1, 1997, in Hanover's workers' compensation line. Citizens' commercial lines net premiums earned decreased $10.3 million, or 7.2%, to $133.0 million in the six months ended June 30, 1997. This decrease is attributable to rate decreases in workers' compensation, resulting from continued competitive conditions in Michigan in this line. Rates in the workers' compensation line were decreased 6.4% and 8.7% effective June 1, 1996 and March 1, 1997, respectively.

Underwriting Results

The commercial lines' underwriting loss decreased $4.4 million, or 22.3% to a loss of $15.3 million for the six months ended June 30, 1997. Hanover's underwriting results improved $2.4 million, or 13.4%, to a loss of $15.5 million and Citizens' underwriting loss decreased $2.0 million, to a profit of $0.2 million in the six months ended June 30, 1997.

The improvement in Hanover's underwriting results reflects an increase of $8.8 million in favorable development on prior accident years in the commercial multiple peril line and a decrease in catastrophe losses of $5.6 million in the same line, partially offset by an increase in frequency and severity in the commercial automobile line. The improvement in Citizens' underwriting results is attributable to a decrease of $17.7 million, or 42.1%, to $24.3 million in losses and LAE in the workers' compensation line, primarily as a result of favorable claims activity in both current and prior accident years. Additionally, Citizens experienced less favorable claims experience in the commercial multiple peril line in the first quarter of 1997.

Policy acquisition and other underwriting expenses in the commercial lines increased $3.8 million, or 3.1%, to $126.6 million in the six months ended June 30, 1997, primarily attributable to increased technology expenses in 1997.

INVESTMENT RESULTS

Net investment income before taxes increased $18.3 million, or 16.9%, to $126.9 million during the six months ended June 30, 1997 compared to $108.6 million in the comparable period of 1996. The increase is primarily the result of an increase in average invested assets, a portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities, and to increased income from limited partnership investments of $3.8 million. The average pre-tax yield on debt securities was 6.8% and 6.2% for the six months ended June 30, 1997 and 1996, respectively. Average invested assets increased $209.6 million, or 5.5%, to $3,990.7 million at June 30, 1997 compared to $3,781.1 million at June 30, 1996.

Net realized gains on investments before taxes were $35.9 million and $47.5 million for the six months ended June 30, 1997 and 1996, respectively. The decrease in net realized gains reflects a decrease in the sale of equity securities at Hanover. In both periods, net realized investment gains resulted primarily from the sale of appreciated equity securities, due to the Regional Property and Casualty segment's strategy of shifting to a higher proportion of debt securities.

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


For the six months ended June 30, (In millions)          1997       1996
Reserve for losses and LAE, beginning of period         $2,744.1   $2,896.0
Incurred losses and LAE, net of
  reinsurance recoverable:
    Provision for insured events of the current year       769.5      740.9
    Decrease in provision for insured
      events of prior years                                (61.0)     (55.7)
                                                        ---------  ---------
Total incurred losses and LAE                              708.5      685.2
                                                        ---------  ---------
Payments, net of reinsurance recoverable:
  Losses and LAE attributable to
    insured events of current year                         310.5      298.2
  Losses and LAE attributable to
    insured events of prior years                          440.4      386.1
                                                        ---------  ---------

Total payments                                             750.9      684.3
                                                        ---------  ---------
Change in reinsurance recoverable on unpaid losses         (38.0)     (31.8)

Reserve for losses and LAE, end of period               $2,663.7   $2,865.1
                                                        =========  =========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $61.0 million and $55.7 million for the six month periods ended June 30, 1997 and 1996, respectively. The increase in favorable development on prior years' loss reserves of $5.3 million results from a $21.3 million increase in favorable development at Citizens to $35.6 million. The favorable reserve development in both years primarily reflects the initiatives taken by Citizens to manage medical costs in the personal automobile and workers' compensation lines, as well as the impact of the Michigan Supreme Court ruling on workers' compensation indemnity payments, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims. Hanover's favorable development decreased $16.0 million to $25.4 million during the six months ended June 30, 1997. This decrease is primarily attributable to decreased favorable development in the personal automobile line, partially offset by an increase in favorable development in the commercial multiple peril line.

The Regional Property and Casualty segment regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on
(i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies, and
(v)internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

Corporate Risk Management Services

The following table summarizes the results of operations for the Corporate Risk Management Services ("CRMS") segment for the periods indicated.


                             (Unaudited)                  (Unaudited)
                            Quarter Ended              Six Months Ended
                              June 30,                      June 30,
(In millions)             1997        1996               1997       1996
Premiums and premium
equivalents
  Premiums               $ 84.3      $ 75.1             $163.0      $148.9
  Premium equivalents     147.4       143.9              298.2       286.5
                         -------    -------            -------     -------
Total premiums and
premium equivalents      $231.7      $219.0             $461.2      $435.4
                         =======    =======            =======     =======

Revenues
  Premiums                $84.3       $75.1             $163.0      $148.9
  Net investment income     5.8         5.4               11.3        10.2
  Net realized (losses)
    gains                  (0.2)        0.2                0.1         0.1
  Other income             10.3         8.9               19.7        17.2
                         -------    --------           -------     -------
  Total revenues          100.2        89.6              194.1       176.4

Policy benefits, claims
  and losses               60.2        53.5              118.8       105.5
Policy acquisition
  expenses                  0.8         0.7                1.7         1.5
Other operating expenses   35.0        32.0               67.4        61.9
                         -------    --------            -------    -------
Income before taxes       $ 4.2       $ 3.4              $ 6.2       $ 7.5
                         =======    ========            =======    =======


Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

Income before taxes increased $0.8 million, or 23.5%, to $4.2 million in the second quarter of 1997. This increase was primarily due to growth in the Company's reinsurance, fully insured group dental, stop loss and ASO product lines, as well as an improvement in overall claims experience during the second quarter of 1997. These increases were partially offset by additional policy benefits, premium taxes, and commissions resulting from the growth in premiums and ASO fees.

Premiums increased $9.2 million, or 12.3%, to $84.3 million in the second quarter of 1997 primarily due to increases in reinsurance, fully insured group dental, and stop loss product lines totaling $12.3 million. The assumption of a block of affinity group business in the beginning of 1997 resulted in a $7.4 million increase in reinsurance premiums during the quarter. These increases were partially offset by decreases in the fully insured group medical and risk sharing product lines totaling $3.0 million. The decline in risk sharing premiums primarily reflects the Company's emphasis on stop loss coverage and ASO arrangements.

Other income increased $1.4 million, or 15.7%, to $10.3 million in the second quarter of 1997 due to growth in ASO and contract fees.

Policy benefits, claims and losses increased $6.7 million, or 12.5%, to $60.2 million in the second quarter of 1997. This increase is principally attributable to the increased premiums, partially offset by favorable loss experience overall. The 1997 assumption of a block of affinity group business accounted for $5.1 million of the growth-related increase in policy benefits during the quarter.

Other operating expenses increased $3.0 million, or 9.4%, to $35.0 million in the second quarter of 1997 primarily due to increases in premium taxes and commissions resulting from the growth in premiums and ASO fees.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Income before taxes decreased $1.3 million, or 17.3%, to $6.2 million in the first half of 1997 compared to the same period in 1996. During the first quarter of 1996, CRMS released reserves of $1.2 million related to a litigation settlement. Excluding this item, income before taxes decreased $0.1 million, or 1.3%. This decrease was primarily due to adverse claims experience in the group life product line, partially offset by growth of the Company's reinsurance, fully insured group dental, stop loss, and ASO product lines, and to favorable long-term disability claims experience.

Premiums increased $14.1 million, or 9.5%, to $163.0 million in the first six months of 1997 primarily due to increases in reinsurance, fully insured
group dental, and stop loss product lines totaling $18.5 million.   The
aforementioned assumption of a block of affinity group business resulted in a $9.0 million increase in reinsurance premiums during 1997. These increases were partially offset by decreases in risk sharing and fully insured group medical product lines of $4.9 million. The decline in risk sharing premiums primarily reflects the Company's emphasis on stop loss coverage and ASO arrangements.

Net investment income increased $1.1 million, or 10.8%, to $11.3 million in the first half of 1997 due to increased yields on invested assets. This increase primarily reflects the Company's continued shift to higher yielding, longer duration investments.

Other income increased $2.5 million, or 14.5%, to $19.7 million in the first six months of 1997 due to growth in ASO and contract fees.

Policy benefits, claims and losses increased $13.3 million, or 12.6%, to $118.8 million in the first half of 1997 compared to the same period in 1996. Excluding the aforementioned reserve release, policy benefits, claims and losses increased $12.1 million, or 11.5%. This increase is primarily due to the 1997 assumption of a block of affinity group business which
contributed $6.1 million in policy benefits during the year.   Additionally,
group life claims increased $5.3 million in 1997 due to unfavorable claims experience in the first half of the year combined with unusually favorable claims experience in the first half of 1996. Increased benefits due to growth in the fully insured group dental product line were substantially offset by decreased benefits due to cancellations in the fully insured medical product line and favorable claims experience in the long-term disability income product line.

Other operating expenses increased $5.5 million, or 8.9%, to $67.4 million for the six months ended June 30, 1997 primarily due to increases in premium taxes and commissions resulting from the growth in premiums and ASO fees.

Retirement and Asset Management

Retail Financial Services

The following table summarizes the results of operations for the Retail Financial Services segment for the periods indicated.


                              (Unaudited              (Unaudited)
                             Quarter Ended          Six Months Ended
                                June 30,                June 30,
(In millions)               1997       1996         1997        1996
Revenues
  Premiums                 $ 18.3      $ 19.7      $ 56.1      $ 58.0
  Fees                       52.6        44.4       102.3        86.9
  Net investment income      61.5        64.0       122.1       123.2
  Net realized losses        (1.9)       (1.1)       (3.2)       (0.2)
  Other income                8.5         7.5        17.0        13.6
                           -------    --------    --------     -------
Total revenues              139.0       134.5       294.3       281.5

Policy benefits, claims
  and losses                 72.8        71.3       161.3       160.6
Policy acquisition
  expenses                   14.3        13.6        30.2        29.0
Loss from cession of
  disability income business  0.0         0.0        53.9         0.0
Other operating expenses     30.6        29.4        60.9        56.8
                           --------   --------     --------    -------
Income (loss) before taxes $ 21.3      $ 20.2      $(12.0)     $ 35.1
                           =======    ========     ========    =======


Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

Income before taxes increased $1.1 million, or 5.4%, to $21.3 million in the second quarter of 1997. This increase is primarily attributable to growth in variable products' fee income, partially offset by decreased net investment income due to a reduction in fixed maturities invested, and less favorable mortality experience in variable universal life and traditional products.

Premiums decreased $1.4 million, or 7.1%, to $18.3 million during the second quarter of 1997. This decrease is due to the Company's continued shift in focus from traditional life insurance products to variable life insurance and annuity products.

Fee revenue increased $8.2 million, or 18.5%, to $52.6 million in the second quarter of 1997 due to additional deposits and appreciation on variable products' account balances. Fees from annuities increased $6.6 million, or 48.2%, to $20.3 million in the second quarter of 1997 compared to the same period in 1996. Fees from variable universal life policies increased $3.0 million, or 29.4%, to $13.2 million in the second quarter of 1997. These increases were partially offset by a continued decline in fees from non-variable universal life of $1.4 million. The Company expects fees on this product to decrease as policies in force and related contract values decline.

Net investment income decreased $2.5 million, or 3.9%, to $61.5 million in the second quarter of 1997. This decrease is primarily due to a reduction in average fixed maturities invested, partially offset by increased portfolio yields. The reduction in average fixed maturities invested is primarily due to a reduction in the Company's general account, resulting from a shift in focus from universal life insurance products to variable life insurance and annuity products. Additionally, during 1996, the Company temporarily increased its fixed maturity holdings by utilizing short-term debt to finance additions to the investment portfolio. This strategy has not been utilized in 1997. The increased yields were achieved through a series of modest portfolio shifts, beginning in the second quarter of 1996, to higher yielding debt securities, including longer duration and non-investment grade securities. Related average yields rose from 7.5% in 1996 to 8.1% in 1997.

Policy benefits, claims, and losses increased $1.5 million, or 2.1%, to $72.8 million in the second quarter of 1997. Variable universal life and traditional product lines benefits increased $2.9 million due to less favorable mortality experience in the second quarter of 1997. Partially offsetting these increases were decreased benefits of $1.4 million in the individual disability income line due to the Company's decision to discontinue selling this product.

Other operating expenses include insurance taxes, licenses, fees, and administrative expenses incurred to support sales and marketing of products sold in this segment. The increase of $1.2 million, or 4.1%, to $30.6 million for the quarter ended June 30, 1997 is primarily due to increases in premium taxes and administrative expenses related to continued growth in the variable product lines. These increases were partially offset by a reduction in interest expense on short-term debt used to finance additions to the investment portfolio in 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Income before taxes decreased $47.1 million, or 134.2%, to a loss before taxes of $12.0 million in the first half of 1997. This decrease is attributable to a $53.9 million loss sustained in the first quarter of 1997 related to an agreement to cede the individual disability income business. Excluding this non-recurring charge, income before taxes increased $6.8 million, or 19.4%, to $41.9 million in the first half of 1997. This increase is primarily due to growth in variable products' fee income, partially offset by losses from sales of real estate and less favorable mortality experience.

Premiums decreased $1.9 million, or 3.3%, to $56.1 million during the first six months of 1997. This decrease reflects the Company's continued shift in focus from traditional life insurance products to variable life insurance and annuity products and the decision in the first half of 1996 to discontinue issuing new individual disability income policies.

Fee revenue increased $15.4 million, or 17.7%, to $102.3 million in the first half of 1997 due to additional deposits and appreciation in variable products' account balances. Fees from annuities increased $12.4 million, or 48.4%, to $38.0 million in the first half of 1997 compared to the same period in 1996. Fees from variable universal life policies increased $5.1 million, or 25.0%, to $25.5 million in the first half of 1997. These increases were partially offset by a continued decline in fees from non-variable universal life of $2.1 million. The Company expects fees on this product to decrease as policies in force and related contract values decline.

Net realized losses increased $3.0 million, from $0.2 million in the first half of 1996, to $3.2 million in the same period of 1997. This change is primarily due to real estate losses of $0.9 million recorded in the first half of 1997 as compared to real estate gains of $1.6 million on the sale of three properties during 1996.

Other income increased $3.4 million, or 25.0%, to $17.0 million in 1997. This increase is primarily attributable to increased investment management fee income resulting from increased assets under management.

Policy benefits, claims, and losses increased $0.7 million, or 0.4%, to $161.3 million in the first half of 1997. Universal life and variable universal life product lines increased $4.5 million due to unfavorable mortality experience during the first half of 1997. These increases were partially offset by decreased benefits of $2.8 million in the individual disability income line due to the Company's aforementioned decision to discontinue selling this product and decreased benefits of $1.1 million in the individual annuities product due to reduced crediting rates in 1997.

The increase in other operating expenses of $4.1 million, or 7.2%, to $60.9 million for the six months ended June 30, 1997 is primarily the result of increased premium taxes and administrative expenses related to growth in the variable product lines. Additionally, increases in sub-advisor fees and brokerage commissions resulted from growth in investments under management. These increases were partially offset by a reduction in interest expense on short-term debt used to finance additions to the investment portfolio in 1996.

Interest Margins

The results of the Retail Financial Services segment depend, in part, on the maintenance of profitable margins between investment results from investment assets supporting universal life and general account annuity products and the interest credited on those products. The following table sets forth interest earned, interest credited and the related interest margin.


                             (Unaudited)                 (Unaudited)
                            Quarter Ended              Six Months Ended
                              June 30,                     June 30,
(In millions)             1997       1996              1997       1996
Net investment income    $37.1      $36.6              $73.2      $73.4
Less: Interest credited   24.6       24.0               49.2       49.0
                        -------   -------             -------   -------

Interest margins (1)     $12.5      $12.6              $24.0      $24.4
                        =======   =======             =======   =======

<fn1>
(1) Interest margins represent the difference between income earned on investment assets and interest credited to customers' universal life and general account annuity policies.

Interest margins were relatively consistent in 1997 as compared to 1996.

Institutional Services

The following table summarizes the results of operations for the Institutional Services segment for the periods indicated.

                                  (Unaudited)            (Unaudited)
                                Quarter Ended           Six Months Ended
                                   June 30,                 June 30,
(In millions)                   1997      1996          1996       1997
Revenues
   Fees, premiums, and
   non-insurance income (1)      $9.8     $10.7         $19.8      $18.9
   Net investment income
     GICs                        21.4      25.7          43.0       55.2
     Other                       25.0      27.7          50.0       55.9
   Net realized gains             2.4       1.2           9.8        7.1
                                -----     -----         -----      -----
Total revenues                   58.6      65.3         122.6      137.1

Policy benefits, claims and
losses
  Interest credited to GICs      16.5      23.3          34.2       50.7
  Other                          16.6      17.2          33.2       34.8
Policy acquisition expenses       0.6       0.7           1.3        1.4
Other operating expenses         12.3      11.9          26.6       24.6
                                -----     -----         -----      -----
Income before taxes             $12.6     $12.2         $27.3      $25.6
                                =====     =====         =====      =====

<FN1>
(1) Fees, premiums, and non-insurance income includes fees from retirement services, institutional 401(K) recordkeeping services, and other miscellaneous non-insurance related fees.

Quarter Ended June 30, 1997 compared to Quarter Ended June 30, 1996

Income before taxes increased $0.4 million, or 3.3%, to $12.6 million in the second quarter of 1997. During the second quarter of 1996, Institutional Services recognized a contingency payment for the sale of the mutual fund processing business of $3.3 million. Excluding this item, income before taxes increased $3.7 million, or 41.6%. This change was primarily attributable to an increase in the net GIC margins of $2.5 million, increased realized gains of $1.2 million, and growth in telemarketing and group variable life products of $0.7 million and $0.4 million, respectively. These increases were partially offset by a $1.7 million reduction in the contribution from defined benefit plans primarily resulting from cancellations and transfers of plan assets to separate accounts.

Fees, premiums, and non-insurance income decreased $0.9 million, or 8.4%, to $9.8 million in the first quarter of 1997. Excluding the aforementioned contingency payment, fees, premiums, and non-insurance income increased $2.4 million, or 32.4%. This increase was primarily due to growth in the Company's telemarketing services line and group variable life product line of $1.1 million and $0.8 million, respectively.

Net investment income related to GICs and interest credited to GIC contractholders have declined as a result of declining GIC deposits due to the downgrading in March 1995 of FAFLIC's S&P Rating to A+ (Good). As a result, sales of traditional GICs have substantially ceased. Management expects GIC deposits and related income to continue to decline. In the second quarter of 1997, the interest margin on GICs increased $2.5 million due to the combination of slightly higher investment yields and lower average crediting rates on the remaining contracts.

Other net investment income decreased $2.7 million, or 9.7%, to $25.0 million in the second quarter of 1997. This decrease resulted from a decline in average invested assets due to cancellations of defined benefit plans, as well as transfers of certain plan assets to the separate accounts.

Net realized gains increased $1.2 million, or 100%, to $2.4 million in the second quarter of 1997 primarily as a result of sales of real estate during the quarter.

Other policy benefits, claims and losses consist principally of benefits provided by the Company's defined contribution and defined benefit plans, including annuity benefits for certain defined benefit plan participants electing that option. Other policy benefits, claims and losses decreased $0.6 million, or 3.5%, to $16.6 million for the second quarter of 1997, primarily due to reductions in interest credited to participants resulting from the aforementioned cancellations, partially offset by less favorable mortality in the defined benefit plan product line and increased policy benefits in the group variable life product line.

Other operating expenses increased $0.4 million, or 3.4%, to $12.3 million in the second quarter of 1997. This increase was primarily attributable to growth in telemarketing services.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Income before taxes increased $1.7 million, or 6.6%, to $27.3 million for the six months ended June 30, 1997 compared to the six months ended
June 30, 1996. During the first half of 1996, Institutional Services recognized a contingency payment for the sale of the mutual fund processing business of $4.8 million. Excluding this item, income before taxes increased $6.5 million, or 31.3%. This change was primarily attributable to an increase in the net GIC margins of $4.3 million, increased realized gains of $2.7 million, and growth in telemarketing and group variable life product income of $1.1 million and $0.6 million, respectively. These increases were partially offset by a $3.9 million reduction in the contribution from defined benefit plans primarily resulting from cancellations and transfers of plan assets to the separate accounts.

Fees, premiums, and non-insurance income increased $0.9 million, or 4.8%, to $19.8 million in the first half of 1997. Excluding the aforementioned contingency payment, fees, premiums, and non-insurance income increased $5.7 million, or 40.4%. This increase was primarily due to growth in the Company's group variable life product line and telemarketing services line of $2.6 million and $2.4 million, respectively.

During the first six months of 1997, the interest margin on GICs increased $4.3 million due to the combination of slightly higher investment yields and lower average crediting rates on the remaining contracts.

Other net investment income decreased $5.9 million, or 10.6%, to $50.0 million in the first half of 1997. This decrease resulted from a decline in average invested assets due to cancellations of defined benefit plans, as well as transfers of certain plan assets to the separate accounts.

Net realized gains increased $2.7 million, or 38.0%, to $9.8 million in the first six months of 1997. This change resulted primarily from increased sales of real estate properties.

Other policy benefits, claims and losses for defined benefit plans, defined contribution plans, and the group variable life product declined from $34.8 million in 1996 to $33.2 million in 1997. This was primarily due to reductions in the interest credited to participants resulting from the aforementioned cancellations, partially offset by less favorable mortality in the defined benefit plan product line and increased policy benefits in the group variable life product line.

Other operating expenses increased $2.0 million, or 8.1%, to $26.6 million in the first six months of 1997. This increase was primarily attributable to growth in group variable life products and telemarketing services of $1.6 million and $1.3 million, respectively.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.

                                 (Unaudited)            (Unaudited)
                                Quarter Ended           Six Months Ended
                                   June 30,                 June 30,
(In millions)                   1997      1996          1996       1997
Fees and other income:
  External                      $0.3      $0.3          $0.7       $0.5
  Internal                       1.7       3.2           3.6        4.0
                               -----     -----         -----      -----
Total revenues                   2.0       3.5           4.3        4.5
Other operating expenses         1.5       3.3           3.7        4.0
                               -----     -----         -----      -----
Income before taxes             $0.5      $0.2          $0.6       $0.5
                               =====     =====         =====      =====

Since 1994, the Company has provided investment advisory and sub-advisory services, primarily to affiliates, through its registered investment advisor, Allmerica Asset Management ("AAM"). In the second quarter of 1996, AAM finalized contracts with two related parties, FAFLIC and AFLIAC, to provide investment advisory services at cost. The internal fees and corresponding operating expenses related to these contracts totaled $0.8 million and $2.3 million for the quarters ended June 30, 1997 and 1996, respectively and $1.9 million and $2.3 million for the six months ended June 30, 1997 and 1996, respectively.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                                 (Unaudited)            (Unaudited)
                                Quarter Ended           Six Months Ended
                                   June 30,                 June 30,
(In millions)                   1997      1996          1996       1997
Revenues
  Investment and other
  income                        $4.8      $1.0          $7.9       $1.5
  Realized (losses) gains       (0.3)     (0.2)          0.4       (0.2)
                               -----     -----         -----      -----
Total revenues                   4.5       0.8           8.3        1.3
Other operating expenses         5.0       5.0          10.0        9.5
                               -----     -----         -----      -----
Loss before taxes and
minority interest               (0.5)     (4.2)         (1.7)      (8.2)

Minority interest:
 Distributions on Company-
 obligated mandatorily
 redeemable preferred
 securities of subsidiary
 trust                          (6.1)       0.0          (9.9)      0.0
                               -----      -----         -----     -----

Loss before taxes              $(6.6)     $(4.2)       $(11.6)    $(8.2)
                               =====      =====         =====      =====


This segment consists primarily of $329.9 million of cash, investments, and other assets financed by the $296.3 million in net proceeds from the February 3, 1997 issuance of Company-obligated mandatorily redeemable preferred securities of a subsidiary trust, AFC Capital Trust. Investment and other income increased $3.8 million in the second quarter of 1997, and $6.4 million in the first six months of 1997, primarily due to the net proceeds from these securities. These proceeds were invested in the short-term investment portfolio. For all periods presented, other operating expenses principally reflect interest expense on the Company's
7 5/8% Senior Debentures. Additionally, the Series A Capital Securities, issued by AFC Capital Trust, pay cumulative distributions at a rate of 8.207% semiannually commencing August 15, 1997. Minority interest represents the accrual of these distributions from the date of issuance.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:

                         June 30,1997 (1)<FN1>    December 31, 1996 (1)<FN1>
                          Carrying   % of Total     Carrying     % of Total
                          Value    Carrying Value    Value   Carrying Value
(Dollars in millions)
Fixed maturities <FN2>     $7,809.5     77.4%        $7,891.7      79.4%
Equity securities <FN2>       441.3      4.4            473.6       4.8
Mortgages                     699.6      6.9            764.6       7.7
Policy loans                  363.6      3.6            362.6       3.6
Real estate                    90.5      0.9            120.7       1.2
Cash and cash equivalents     545.2      5.4            202.6       2.0
Other invested assets         143.5      1.4            128.8       1.3
                           --------    -----          -------     -----
    Total                 $10,093.2    100.0%        $9,944.6     100.0%
                           ========    =====          =======     =====

<FN1>
Includes Closed Block invested assets with a carrying value of $757.8 million and $772.7 million at June 30, 1997 and December 31, 1996, respectively.
<FN2>
The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets increased $148.6 million, or 1.5%, to $10.1 billion during the first six months of 1997. This increase is primarily attributable to the net proceeds from the issuance of Capital Securities in the first quarter of 1997, partially offset by a decline in invested assets related to the settlement of GIC contracts. Equity securities decreased $32.3 million, or 6.8%, to $441.3 million, as a result of the Regional Property and Casualty segment's continued shift in portfolio holdings from equity securities to fixed maturity securities. Despite this portfolio shift, fixed maturities decreased $82.2 million, or 1.0%, primarily due to financing of net GIC withdrawals and transfers of general account assets to separate account assets during the year. Mortgages decreased $65.0 million, or 8.5%, to $699.6 million, due to loan repayments during the period. Additionally, real estate decreased $30.2 million, or 25.0%, to $90.5 million during the first six months of 1997 due to sales of investment properties. The Company intends to sell its holdings in this portfolio within the next several years. Cash and cash equivalents increased $342.6 million, or 169.1%, to $545.2 million primarily due to the investment of the net proceeds from the aforementioned Capital Securities issuance. These proceeds were held in short term securities during the first half of 1997.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues.
Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 80.5% and 84.8% of the Company's total fixed maturity portfolio at June 30, 1997 and December 31, 1996, respectively. In 1996 and continuing in the first half of 1997, there was a modest shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average yield on debt securities was 7.6% and 7.1% for the six months ended June 30, 1997 and 1996, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

The following table illustrates asset valuation allowances and additions to or deductions from such allowances for the periods indicated.

                                                          Other
                                                        Invested
(Dollars in millions)         Mortgages   Real Estate     Assets    Total
Year Ended December 31, 1996
     Beginning balance          $33.8        $19.6         $3.7      $57.1
     Provision                    5.5          0.0          0.0        5.5
     Write-offs<FN1>            (19.7)        (4.7)        (3.7)     (28.1)
                                -----        -----        -----      -----
Ending balance                  $19.6        $14.9         $0.0      $34.5

Valuation allowance as a
    percentage of carrying
    value before reserves         2.5%        11.0%         0.0%       3.8%

Six months ended June 30, 1997
    Provision (benefits)          1.8           1.5         0.0        3.3
    Write-offs <FN1>             (1.2)         (2.2)        0.0       (3.4)
                                -----         -----        -----      -----
Ending balance                  $20.2         $14.2        $0.0      $34.4



Valuation allowance as a
percentage of carrying value
before reserves                   2.8%        13.6%          0.0%       4.2%

<FN1>
Write-offs reflect asset sales, foreclosures and forgiveness of debt upon restructurings.

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

FAFLIC, as a mutual insurance company until October 1995, was required to adjust its deduction for policyholder dividends by the differential earnings amount under Section 809 of the Internal Revenue Code. This amount was computed, for each tax year, by multiplying the average equity base of the FAFLIC/AFLIAC consolidated group, as determined for tax purposes, by the estimate of an excess of an imputed earnings rate over the average mutual life insurance companies' earnings rate. The differential earnings amount for each tax year was subsequently recomputed when actual earnings rates were published by the IRS. As a stock company, AFC, including its life insurance subsidiaries, is no longer required to reduce its policyholder dividend deduction by the differential earnings amount. The differential earnings adjustment in the second quarter of 1996 related to an adjustment for the 1994 tax year based on the actual average mutual life insurance companies' earnings estimated rate issued by the IRS in 1996.

Provision for federal income taxes before minority interest was $19.3 million during the second quarter of 1997 compared to $12.6 million during the same period in 1996. These provisions resulted in consolidated effective federal tax rates of 25.4% and 18.3%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 37.9% and 19.6% during the second quarter of 1997 and 1996, respectively. The effective tax rates for the Regional Property and Casualty subsidiaries were 12.9% and 17.3% during the second quarter of 1997 and 1996, respectively. The increase in the rate for FAFLIC resulted from the absence of a differential earnings adjustment in 1997 compared to a $5.9 million differential earnings benefit in 1996. The decrease in the rate for the Regional Property and Casualty subsidiaries reflects an increase in the proportion of tax-exempt interest on bonds to pre-tax income anticipated for the full year.

Provision for federal income taxes before minority interest was $29.0 million during the first six months of 1997 compared to $36.8 million during the same period in 1996. These provisions resulted in consolidated effective federal tax rates of 22.2% and 22.3%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 44.8% and 27.7% during the first six months of 1997 and 1996, respectively. Excluding the effect of an $18.9 million tax benefit related to the agreement to cede the individual disability income business, the 1997 effective tax rate for the FAFLIC/AFLIAC consolidated group was 37.7%. This increase resulted primarily from the absence of a differential earnings adjustment in 1997 compared to a $5.9 million differential earnings benefit in 1996. The effective tax rates for the Regional Property and Casualty subsidiaries were 18.0% and 19.2% during the first six months of 1997 and 1996, respectively.

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

Net cash used in operating activities during the first six months of 1997 was $25.0 million, as compared to $30.6 million provided by operating activities during the same period in 1996. This change resulted primarily from increased commissions and other deferrable expenses related to the growth in the annuity and variable universal life product lines of the Retail Financial Services segment and an acceleration of claims payments in the Regional Property and Casualty segment. In addition, 1996 cash provided by operating activities was positively impacted by the receipt of an $11.1 million litigation settlement in the Corporate Risk Management Services segment.

Net cash provided by investing activities was $255.6 million during the first six months of 1997, as compared to net cash used of $214.5 million in 1996. This increase primarily reflects fewer net purchases of fixed maturities during 1997. In 1996, purchases of fixed maturities were unusually high due to the investment of the remaining net proceeds of the Company's initial public offering of stock and debt. Additionally, proceeds from disposals and maturities were delayed in 1996 by financing new investment purchases with repurchase agreements, thereby decreasing the cash provided by investing activities during that period.

Net cash provided by financing activities increased from $16.3 million for the first six months of 1996 to $112.0 million during the same period of 1997. In 1997, cash provided by financing activities was positively impacted by the Company's receipt of proceeds of $296.3 million from the issuance of Company-obligated mandatorily redeemable preferred securities of AFC Capital Trust (the "Trust"). In addition, cash payments on net withdrawals from GICs decreased $228.7 million to $176.7 million in the first six months of 1997. These items were partially offset by reduced proceeds from short-term debt financing of $474.5 million. During 1996, the Company increased its short-term debt in order to finance additions to the investment portfolio and maximize investment earnings. Although the Company expects the trend in negative financing cash flows from GIC withdrawals to continue, the Company does not expect GIC withdrawals to have a material impact on liquidity. Also, in the first six months of 1996, cash from financing activities was affected by the repurchase of 1.8 million shares at a cost of $41.8 million.

In June 1997, the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") providing for a $225 million revolving line of credit that expires on December 15, 1997. Borrowings under the line of credit will be unsecured and will bear interest at a rate per annum equal to, at the Company's option, Chase's base rate or the eurodollar rate plus an applicable margin. The credit agreement requires the Company to comply with certain financial ratios. As of June 30, 1997, the Company had not closed under, or borrowed against, the line of credit provided by this credit agreement.

On February 3, 1997, the Trust, a wholly-owned subsidiary business trust of AFC, issued $300 million Series A Capital Securities, which pay cumulative distributions at a rate of 8.207% semiannually commencing
August 15, 1997. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in an equivalent amount of 8.207% Junior Subordinated Deferrable Interest Debentures due 2027 of AFC (the "Subordinated Debentures"). Through certain guarantees, the Subordinated Debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the Trust under the Capital Securities. Net proceeds from the offering of approximately $296.3 million will be used to fund a portion of the July 16, 1997 acquisition of the 24.2 million publicly held shares of Allmerica
P&C. On August 7, 1997, AFC and the Trust closed an exchange offer to exchange the Series A Capital Securities to a like amount of Series B Capital Securities and related guarantees which are registered under the Securities Act of 1933 as required under the terms of the initial transaction.

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

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. FAFLIC and Allmerica P&C have $100.0 million and $40.0 million, respectively, under various committed short-term lines of credit. At June 30, 1997, no amounts were outstanding and $95.0 million and $10.8 million were available for borrowing by FAFLIC and Allmerica P&C, respectively. FAFLIC and Allmerica P&C had $5.0 million and $29.2 million, respectively, of commercial paper borrowings outstanding at June 30, 1997. In addition, FAFLIC and AFLIAC had no repurchase agreements outstanding as of June 30, 1997, as compared to $407.0 million outstanding at June 30, 1996. The repurchase agreements in 1996 were used to delay sales of investments.

Recent Developments

In late July 1997, a lawsuit was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation and related claims in the sale of life insurance policies. The plaintiffs seek to be certified as a class. The Company intends to defend the lawsuit vigorously.

In July 1997, Hanover reached an agreement with Travelers Property Casualty to facilitate Travelers' writing of certain Hanover Insurance policies, as they expire, in Alabama, California, Kansas, Mississippi, Missouri, and Texas. In these six states, Hanover has approximately 250 agents generating approximately $90 million in premium annually. Hanover intends to cease writing personal and commercial policies in these states except for employer and association-sponsored group property and casualty business, surety bonds and specialty program commercial policies. The plan is conditioned upon the appropriate regulatory approval in each state.

On July 16, 1997, AFC announced the closing of the merger (the "Merger") of Allmerica P&C and a wholly-owned subsidiary of AFC. Through the transaction, AFC acquired the approximately 24.2 million shares of Allmerica P&C that it did not already own for approximately $426 million in cash and 9.7 million shares of AFC common stock. On July 15, 1997, the Certificate of Incorporation of Allmerica P&C was amended and restated to authorize a Class B Common Stock of Allmerica P&C, $5.00 par value. Immediately prior to the consummation of the Merger, each share of Allmerica P&C Common Stock owned by AFC and its subsidiaries was exchanged for one share of Class B Common Stock.

In June 1997, the Company entered into a binding letter of intent for the 100% coinsurance of its disability income line of business. The consummation of the transaction is subject to the receipt of regulatory approvals. The proposed transaction resulted in the recognition of a $53.9 million pre-tax loss in the first quarter of 1997.

Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes," "anticipated,"
"expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2 to the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, liabilities related to tobacco products, and tax treatment of insurance products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on genetic testing and other criteria;
(xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poors, A.M. Best, and Duff & Phelps;
(xiv) lower appreciation on and decline in value of managed investments, resulting in reduced variable products, assets and related fees; and (xv) possible claims relating to sales practices for insurance products.

                          PART II - OTHER INFORMATION

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This registrant's annual shareholders' meeting was held on May 20, 1997. All three directors nominated for reelection by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The following individuals were elected to serve a three year term, with the exception of Mr. Barrett, who was elected to serve a one year term:

                               VOTES FOR        WITHHELD
David A. Barrett              35,192,825         428,448
Gail L. Harrison              35,193,570         427,703
Robert G. Stachler            35,187,688         433,585


The other directors whose terms were continued after the Annual Meeting are Mr. Michael P. Angelini, Mr. Robert P. Henderson, Mr. Terrence Murray,
Mr. Robert J. Murray, Mr. John F. O'Brien, Mr. John L. Sprague,
Mr. Herbert M. Varnum, and Mr. Richard M. Wall.

Shareholders ratified the appointment of Price Waterhouse LLP as the Independent Public Accountants of the Company for 1997: for 35,339,092; against 93,689; abstain 188,492.

Shareholders approved an amendment to the Long-Term Stock Incentive Plan to increase the number of shares of common stock that may be issued under such plan: for 21,695,672; against 9,105,011; abstain 689,888;
non-vote 4,130,702.

                          PART II - OTHER INFORMATION

                   ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits

          EX - 10.21      Amended and Restated Form of Non-
                          Solicitation Agreement executed by substantially all of the executive officers of AFC

          EX - 10.22      Credit Agreement dated as of June 17, 1997 between
                          the Registrant and The Chase Manhattan Bank *

          EX - 11 Statement regarding computation of per share earnings

          EX - 27         Financial Data Schedule

          * Incorporated by reference to Exhibit 21 of Amendment No. 11 to
          Schedule 13D filed by the Registrant relating to the shares of Allmerica Property & Casualty Companies, Inc. common stock on June 19, 1997.

(b)     Reports on Form 8K

        On April 15, 1997, a report on Form 8-K was filed reporting under item 5, Other Events, the announcement of the entering into a letter of intent to cede its individual disability insurance business under a 100% coinsurance arrangement with Metropolitan Life Insurance Company.

       On June 16, 1997, a report on Form 8-K was filed reporting under item 5, Other Events, the announcement that its merger with Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C") was expected to close on or about July 16, 1997.

       On July 9, 1997, a report on Form 8-K was filed reporting under item 5, Other Events, information relating to the merger with Allmerica P&C.

       On July 11, 1997, a report on Form 8-K was filed reporting under item 5, Other Events, the announcement that an estimated $10 million in pre-tax catastrophe losses impacted the third quarter results of Citizens Corporation, a subsidiary of Allmerica Financial Corporation.

      On July 16, 1997, a report on Form 8-K was filed reporting under item 5, Other Events, the announcement of the closing of the merger (the "Merger") of Allmerica P&C and a wholly-owned subsidiary of AFC. Through the transaction, AFC acquired the approximately 24.2 million shares of Allmerica P&C that is did not already own for approximately $426 million in cash and 9.7 million shares of AFC common stock.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Allmerica Financial Corporation
                                  Registrant



Dated    August 13, 1997
                                        /s/ John F. O'Brien
                                        John F. O'Brien
                                        President and Chief Executive
                                        Officer

Dated    August 13, 1997
                                        /s/ Edward J. Parry III
                                        Edward J. Parry III
                                        Vice President, Chief Financial
                                        Officer, and Treasurer

                                 EXHIBIT INDEX




Exhibit Number            Exhibit                               Page
10.21          Amended and Restated Form of Non-
               Solicitation Agreement executed by
               substantially all of the executive
               officers of AFC                                    37

11             Statement regarding computation of per
               share earnings                                     41

27             Financial Data Schedule                             0

