Form 10-Q
period 1997-09-30
ALLMERICA FINANCIAL CORP
filed 1997-11-14
CIK 944695

FORM 10-Q

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:           September 30, 1997


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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 59,968,471 shares of common stock outstanding, as of November 1, 1997.

                                    39
              Total Number of Pages Included in This Document
                          Exhibit Index is on Page 38

TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Statements of Income                         3
        Consolidated Statements of Shareholders' Equity           4
        Consolidated Balance Sheets                               5
        Consolidated Statements of Cash Flows                     6
        Notes to Interim Consolidated Financial Statements   7 - 12

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations               13 - 35

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                         36

SIGNATURES                                                       37

                           PART I - FINANCIAL INFORMATION
                            ITEM I - FINANCIAL STATEMENTS

                           ALLMERICA FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME

                                    (Unaudited)          (Unaudited)
                                   Quarter Ended      Nine Months Ended
                                    September 30,        September 30,
(In millions, except
per share data)                    1997      1996       1997      1996

REVENUES
  Premiums                        $585.6    $557.1    $1,726.7  $1,658.4
  Universal life and
    investment product policy
    fees                            61.4      49.9       174.8     144.9
  Net investment income            164.5     173.9       498.5     501.8
  Net realized investment
     gains (losses)                 14.7      (0.6)       56.7      53.3
  Other income                      29.5      26.9        86.4      79.8
                                 --------  --------    --------  --------
    Total revenues                 855.7     807.2     2,543.1   2,438.2
                                 --------  --------    --------  --------


BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims,losses
    and loss adjustment expenses   515.1     474.6     1,516.1   1,457.3
  Policy acquisition expenses      117.3     113.1       353.9     348.8
  Loss from cession of
    disability income business       0.0       0.0        53.9       0.0
  Other operating expenses         133.2     130.4       398.9     377.9
                                 --------  --------    --------  --------
    Total benefits, losses and
      expenses                     765.6     718.1     2,322.8   2,184.0
                                 --------  --------    --------  --------
   Income before federal income
     taxes                          90.1      89.1       220.3     254.2
                                 --------  --------    --------  --------

   Federal income tax expense
     (benefit)
       Current                      33.8      32.7       66.2       77.0
       Deferred                     (9.8)    (11.5)     (13.2)     (19.0)
                                 --------  --------    --------  --------
         Total federal income
           tax expense              24.0      21.2       53.0       58.0
                                 --------  --------    --------  --------
Income before minority interest     66.1      67.9      167.3      196.2

Minority interest:
  Distributions on mandatorily
    redeemable preferred securities
    of a subsidiary trust holding
    solely junior subordinated
    debentures of the Company       (4.1)      0.0       (10.5)      0.0
  Equity in earnings                (1.3)    (21.2)      (42.5)    (59.6)
                                 --------  --------    --------  --------
                                    (5.4)    (21.2)      (53.0)    (59.6)
                                 --------  --------    --------  --------

Net income                       $  60.7   $  46.7     $ 114.3   $ 136.6
                                 ========  ========    ========  ========

PER SHARE DATA

Net income                       $  1.04   $  0.93     $  2.16   $  2.72
                                 ========  ========    ========  ========
Dividends declared to
   shareholders                  $  0.05   $  0.05     $  0.15   $  0.15
                                 ========  ========    ========  ========
Weighted average shares
   outstanding                      58.4      50.1        53.0      50.1
                                 ========  ========    ========  ========

       The accompanying notes are an integral part of these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               (Unaudited)
                                            Nine Months Ended
                                              September 30,

(In millions)                               1997          1996
PREFERRED STOCK
  Balance at beginning and end of period       0.0           0.0
                                           --------      --------
COMMON STOCK
  Balance at beginning of period               0.5           0.5
  Issuance of common stock                     0.1           0.0
                                           --------      --------
  Balance at end of period                     0.6           0.5
                                           --------      --------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period           1,382.5       1,382.5
  Issuance of common stock                   375.9           0.0
  Issuance costs of mandatorily
  redeemable preferred securities
  of a subsidiary trust holding solely
  junior subordinated debentures of
  the Company                                 (3.7)          0.0
                                           --------      --------
  Balance at end of period                 1,754.7       1,382.5
                                           --------      --------
RETAINED EARNINGS
  Balance at beginning of period             210.1          38.2
  Net income                                 114.3         136.6
  Dividends to shareholders                   (8.1)         (7.5)
                                           --------      --------
  Balance at end of period                   316.3         167.3
                                           --------      --------
NET UNREALIZED APPRECIATION ON INVESTMENTS
  Balance at beginning of period             131.6         153.0
    Net appreciation (depreciation) on
      available-for-sale securities          130.6        (139.2)
   (Provision) benefit for deferred federal
      income taxes                           (46.4)         48.7
   Minority interest                         (24.0)         20.2
                                           --------      --------
   Balance at end of period                  191.8          82.7
                                           --------      --------

Total shareholders' equity               $ 2,263.4     $ 1,633.0
                                          =========     =========

         The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                        (Unaudited)
                                        September 30,     December 31,
(In millions, except per share data)       1997               1996
ASSETS
  Investments:
    Fixed maturities-at fair value
    (amortized cost of  $7,089.8 and
     $7,305.5)                           $ 7,363.4          $ 7,487.8
    Equity securities-at fair value
    (cost of $284.7 and $328.2)              475.6              473.6
    Mortgage loans                           564.7              650.1
    Real estate                               72.5              120.7
    Policy loans                             139.3              132.4
    Other long-term investments              125.6              128.8
                                          ---------          ---------
      Total investments                    8,741.1            8,993.4
                                          ---------          ---------
  Cash and cash equivalents                  163.3              178.5
  Accrued investment income                  141.2              149.0
  Deferred policy acquisition costs          881.2              822.7
  Reinsurance receivable on paid and
    unpaid losses, benefits and
    unearned premiums                        828.9              875.6
  Deferred federal income taxes               27.0               93.2
  Premiums, accounts and notes
    receivable, net                          548.4              533.0
  Other assets                               596.9              307.5
  Closed Block assets                        805.6              811.8
  Separate account assets                  9,233.6            6,233.0
                                          ---------          ---------
    Total assets                         $21,967.2          $18,997.7
                                         ==========         ==========

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits              $  2,591.3         $  2,613.7
    Outstanding claims, losses and
      loss adjustment expenses             2,844.7            2,944.1
    Unearned premiums                        869.7              822.5
    Contractholder deposit funds and
      other policy liabilities             1,724.7            2,060.4
                                          ---------          ---------
      Total policy liabilities and
        accruals                           8,030.4            8,440.7
                                          ---------          ---------
  Expenses and taxes payable                 680.9              622.3
  Reinsurance premiums payable                45.6               31.4
  Short-term debt                            189.3               38.4
  Deferred federal income taxes                0.0               34.7
  Long-term debt                             202.1              202.2
  Closed Block liabilities                   881.3              892.1
  Separate account liabilities             9,228.0            6,227.2
                                          ---------          ---------
    Total liabilities                     19,257.6           16,489.0
                                          ---------          ---------

  Minority interest:
    Mandatorily redeemable preferred
      securities of a subsidiary trust
      holding solely junior subordinated
      debentures of the Company              300.0                0.0
    Common stock                             146.2              784.0
                                          ---------           ---------
      Total minority interest                446.2              784.0
                                          ---------           ---------
  Commitments and contingencies

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 20.0
    million shares authorized, none issued     0.0               0.0
  Common stock, $0.01 par value, 300.0
    million shares authorized, 60.0 million
    and 50.1 million shares issued and
    outstanding, respectively                  0.6               0.5
  Additional paid-in capital               1,754.7           1,382.5
  Unrealized appreciation on
    investments, net                         191.8             131.6
  Retained earnings                          316.3             210.1
                                          ---------         ---------
    Total shareholders' equity             2,263.4           1,724.7
                                          ---------         ---------
      Total liabilities and shareholders'
        equity                           $21,967.2         $18,997.7
                                         ==========        ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                      ALLMERICA FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Unaudited)
                                                Nine Months Ended
                                                  September 30,
(In millions)
                                               1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $114.3           $136.6
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Minority interest                          42.5             59.6
     Net realized gains                        (57.8)           (53.5)
     Net amortization and depreciation          20.5             34.3
     Deferred federal income taxes             (13.3)           (18.9)
     Change in deferred acquisition costs      (70.2)           (55.7)
     Change in premiums and notes
     receivable, net of reinsurance
     payable                                    (0.9)           (20.4)
     Change in accrued investment income         7.2              6.3
     Change in policy liabilities and
     accruals, net                             (86.1)           (31.3)
     Change in reinsurance receivable           46.8             30.2
     Change in expenses and taxes payable       52.6              8.3
     Separate account activity, net              0.2              5.6
     Other, net                                 (9.0)            44.1
                                             --------          --------
       Net cash provided by
         operating activities                   46.8            145.2
                                             --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals and maturities
    of available-for-sale fixed
    maturities                               2,065.3          3,083.5
   Proceeds from disposals of equity
     securities                                126.6            218.3
   Proceeds from disposals of other
     investments                                96.0             60.3
   Proceeds from mortgages matured or
     collected                                 157.4            122.9
   Purchase of available-for-sale fixed
     maturities                             (2,054.3)        (3,282.8)
   Purchase of equity securities               (45.8)           (81.1)
   Purchase of other investments               (94.3)           (91.1)
   Capital expenditures                         (5.4)            (8.0)
   Purchase of minority interest in
     Allmerica P&C                            (425.6)             0.0
   Other investing activities, net               1.2              2.6
                                             ---------        ---------
      Net cash (used in) provided by
         investing activities                 (178.9)            24.6
                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to
    contractholder deposit funds               173.8            241.6
  Withdrawals from contractholder
    deposit funds                             (501.2)          (790.4)
  Change in short-term debt                    150.8            294.9
  Net proceeds from issuance of
    mandatorily redeemable preferred
    securities of a subsidiary trust
    holding solely junior subordinated
    debentures of the Company                  296.3              0.0
  Proceeds from issuance of common stock         2.6              0.0
  Dividends paid to shareholders                (8.1)           (10.4)
  Subsidiary treasury stock purchased,
    at cost                                      0.0            (42.0)
                                             ---------        ---------
    Net cash provided by (used in)
      financing activities                     114.2           (306.3)
                                             ---------        ---------
Net change in cash and cash equivalents        (17.9)          (136.5)
Net change in cash held in the Closed
  Block                                          2.7             11.2
Cash and cash equivalents, beginning of
  period                                       178.5            289.5
                                             ---------        ---------
Cash and cash equivalents, end of
  period                                     $ 163.3          $ 164.2
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

The interim consolidated financial statements of AFC include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC"), its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), and Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance holding company). The Closed Block assets and liabilities at September 30, 1997 and December 31, 1996 are presented in the consolidated financial statements as single line items. Results of operations for the Closed Block for the nine month and three month periods ended September 30, 1997 and September 30, 1996 are included in other income in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

The financial statements reflect minority interst in Allmerica P&C and its subsidiary, the Hanover Insurance Company ("Hanover") of approximately 40.5% prior to the merger on July 16, 1997. The financial statements also reflect minority interest in Citizens Corporation (an 82.5%-owned non-insurance holding company subsidiary of Hanover) and its wholly-owned subsidiary, Citizens Insurance Company of America ("Citizens").

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Certain reclassifications have been made to the 1996 consolidated statements of income in order to conform to the 1997 presentation. The results of operations for the nine months ended and quarter ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1996 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS No. 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income shall be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS No. 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information"(FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements.
This statement supersedes Statement of Financial Accounting Standards
No. 14, "Financial Reporting for Segments of a Business Enterprise" (FAS No. 14). FAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company is currently determining the impact of the adoption of FAS No. 131.

2. Merger with Allmerica Property & Casualty Companies, Inc.

The merger of Allmerica P&C and a wholly-owned subsidiary of the Company was consummated on July 16, 1997. Through the merger, the Company acquired all of the outstanding common stock of Allmerica P&C that it did not already own in exchange for cash of $425.6 million and approximately 9.7 million shares of AFC stock valued at $372.5 million. Pursuant to the merger, each outstanding share of Allmerica P&C Common Stock, other than those shares owned by the Company or its subsidiaries, became a right to receive $17.60 in cash, without interest, and 0.4 shares of AFC Common Stock, resulting in the issuance of approximately 9.7 million shares of AFC Common Stock. On July 15, 1997, the Certificate of Incorporation of Allmerica P&C was amended and restated to authorize a class B common stock of Allmerica P&C, $5.00 par value. Each share of Allmerica P&C Common Stock owned by the Company or its subsidiaries was exchanged for one share of Class B Common Stock immediately prior to the consummation of the merger.

The merger has been accounted for as a purchase. Total consideration of approximately $798.1 million has been allocated to the minority interest in the assets and liabilities based on estimates of their fair values. The minority interest acquired totaled $703.5 million. A total of $90.6 million representing the excess of the purchase price over the fair values of the net assets acquired, net of deferred taxes, has been allocated to goodwill and is being amortized over a 40-year period.

The Company's consolidated results of operations include minority interest in Allmerica P&C prior to July 16, 1997. The pro forma information below presents combined results of operations as if the merger and issuance of Capital Securities had occurred at the beginning of 1996 and reflects adjustments which include interest expense related to the assumed financing of a portion of the cash consideration paid and amortization of goodwill.

The following pro forma information is not necessarily indicative of the consolidated results of operations of the combined Company had the merger and issuance of Capital Securities occurred at the beginning of 1996, nor is it necessarily indicative of future results.

                                               (Unaudited)
                                             Nine Months Ended
                                               September 30,
(In millions)
                                            1997           1996
Revenue                                   $2,521.6       $2,406.0
                                          =========      =========
Net realized capital gains included
  in revenue                              $   43.2       $   34.3
                                          =========      =========

Income before taxes and minority
  interest                                $  196.4       $  221.9
Income taxes                                 (45.1)         (47.2)
Minority Interest:
  Distributions on mandatorily
    redeemable preferred securities of
    a subsidiary trust holding solely
    junior subordinated debentures of
    the Company                              (12.0)         (12.0)
  Equity in earnings                         (10.9)         (11.0)
                                           ---------     ---------
Net income                                $  128.4      $   151.7
                                           =========     =========

Net income per common share               $   2.14      $    2.54
                                           =========     =========

Weighted average shares outstanding           60.0           59.8
                                           =========     =========

3. Significant Transactions

In June 1997, the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") providing for a $225 million revolving line of credit that expires on December 15, 1997. Borrowings under the line of credit are unsecured and bear interest at a rate per annum equal to, at the Company's option, Chase's base rate or the eurodollar rate plus an applicable margin. The credit agreement requires the Company to comply with certain financial ratios. As of September 30, 1997, the Company had borrowed $140.0 million under the line of credit provided by this credit agreement.

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

On April 14, 1997, the Company entered into an agreement in principle to transfer the Company's individual disability income under a 100% coinsurance agreement to Metropolitan Life Insurance Company. The coinsurance agreement became effective October 1, 1997. The transaction has resulted in the recognition of a $53.9 million pre-tax loss in the first quarter of 1997.

On February 3, 1997, AFC Capital Trust (the "Trust"), a wholly-owned subsidiary business trust of AFC, issued $300.0 million Series A Capital Securities ("Capital Securities"), which pay cumulative dividends at a rate of 8.207% semiannually commencing August 15, 1997. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in an equivalent amount of 8.207% Junior Subordinated Deferrable Interest Debentures due 2027 of AFC (the "Subordinated Debentures"). Through certain guarantees, the Subordinated Debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the Trust under the Capital Securities. Net proceeds from the offering of approximately $296.3 million funded a portion of the acquisition of the 24.2 million publicly held shares of Allmerica P&C pursuant to the merger on July 16, 1997. On August 7, 1997, AFC and the Trust exchanged the Series A Capital Securities for a like amount of Series B Capital Securities and related guarantees which are registered under the Securities Act of 1933 as required under the terms of the initial transaction. During the nine months ended September 30, 1997, $12.3 million in distributions was paid on the Capital Securities.

4. Federal Income Taxes

Federal income tax expense for the periods ended September 30, 1997 and 1996, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

5. Closed Block

Included in other income in the Consolidated Statements of Income in the third quarter and first nine months of 1997 and 1996 is a net pre-tax contribution from the Closed Block of $2.3 million and $8.3 million, and $1.9 million and $7.9 million, respectively. Summarized financial information of the Closed Block is as follows:

                                  (Unaudited)
                                  September 30,       December 31,
                                     1997                 1996
(In millions)
ASSETS
  Fixed maturities-at fair
    value (amortized cost of
    $414.4 and $397.2)               $ 421.0             $ 403.9
  Mortgage loans                       101.5               114.5
  Policy loans                         223.2               230.2
  Cash and cash equivalents             21.3                24.1
  Accrued investment income             15.0                14.3
  Deferred policy acquisition costs     18.8                21.1
  Other assets                           4.8                 3.7
                                     --------            --------
Total assets                         $ 805.6             $ 811.8
                                     ========            ========
LIABILITIES
  Policy liabilities and accruals    $ 875.7             $ 883.4
  Other liabilities                      5.6                 8.7
                                     --------            --------
Total liabilities                    $ 881.3             $ 892.1
                                     ========            ========

                             (Unaudited)                 (Unaudited)
                            Quarter Ended             Nine Months Ended
                             September 30,               September 30,
                           1997         1996          1997         1996
(In millions)
REVENUES
  Premiums                 $ 9.3        $ 10.4        $ 48.3       $ 50.9
  Net investment income     13.1          13.3          39.8         39.4
  Net realized investment
    gains (losses)           0.1          (0.2)          1.1          0.2
                          --------     --------      --------     --------
Total revenues              22.5          23.5          89.2         90.5
                          --------     --------      --------     --------
BENEFITS AND EXPENSES
  Policy benefits           19.3          20.7          78.4         79.8
  Policy acquisition
    expenses                 0.7           0.7           2.1          2.3
  Other operating expenses   0.2           0.2           0.4          0.5
                          --------     --------      --------     --------
Total benefits and
  expenses                  20.2          21.6          80.9         82.6
                          --------     --------      --------     --------
Contribution from the
  Closed Block             $ 2.3         $ 1.9         $ 8.3        $ 7.9
                          ========     ========      ========     ========

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

6. Segment Information

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

In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of Senior Debentures and a portion of the net proceeds from the Company's initial public offering and issuance of Capital Securities.

Summarized below is financial information with respect to business segments for the periods indicated.

                           (Unaudited)               (Unaudited)
                          Quarter Ended           Nine Months Ended
                          September 30,             September 30,
                         1997       1996         1997       1996
(In millions)
Revenues:
  Risk Management
    Regional Property
    and Casualty         $ 572.2    $ 540.2      $1,702.0   $1,638.1
    Corporate Risk
    Management Services    100.1       90.7         294.2      267.1
                         --------   --------      --------   --------
    Subtotal               672.3      630.9       1,996.2    1,905.2
                         --------   --------      --------   --------
  Retirement and Asset Management
    Retail Financial
    Services               119.9      112.2         353.5      332.7
    Institutional Services  60.5       64.6         183.1      201.7
    Allmerica Asset
    Management               2.1        1.7           6.4        6.2
                         --------   --------      --------   --------
      Subtotal             182.5      178.5         543.0      540.6
                         --------   --------      --------   --------
    Corporate                3.1        0.5          11.4        1.8
    Eliminations            (2.2)      (2.7)         (7.5)      (9.4)
                         --------   --------      --------   --------
Total                    $ 855.7    $ 807.2      $2,543.1   $2,438.2
                         ========   ========      ========   ========

Income (loss) from continuing operations before income taxes:
  Risk Management
    Regional Property
    and Casualty         $  41.1    $  57.8       $ 150.9    $ 162.4
    Corporate Risk
    Management Services      6.7        3.7          12.9       11.2
                         --------   --------      --------   --------
      Subtotal              47.8       61.5         163.8      173.6
                         --------   --------      --------   --------
  Retirement and Asset Management
    Retail Financial
    Services                27.2       18.9          15.2       54.0
    Institutional Services  16.8       12.7          44.1       38.3
    Allmerica Asset
    Management               0.5        0.0           1.1        0.5
                         --------   --------      --------   --------
      Subtotal              44.5       31.6          60.4       92.8
                         --------   --------      --------   --------
  Corporate                 (2.2)      (4.0)         (3.9)     (12.2)
                         --------   --------      --------   --------
Total                    $  90.1    $  89.1       $ 220.3    $ 254.2
                         ========   ========      ========   ========

                                          (Unaudited)
                                          September 30,     December 31,
                                              1997              1996
(In millions)
Identifiable assets:
  Risk Management
    Regional Property and Casualty            $ 5,921.1         $ 5,703.9
    Corporate Risk Management Services            562.5             506.0
                                              ----------        ----------
      Subtotal                                  6,483.6           6,209.9
                                              ----------        ----------
  Retirement and Asset Management
    Retail Financial Services                  11,454.0           8,873.5
    Institutional Services                      3,998.8           3,879.0
    Allmerica Asset Management                      4.3               2.4
                                              ----------        ----------
      Subtotal                                 15,457.1          12,754.9
                                              ----------        ----------
  Corporate                                        26.5              32.9
                                              ----------        ----------
    Total                                     $21,967.2         $18,997.7
                                              ==========        ==========

7. Earnings Per Share

Earnings per share are based on the weighted average number of common shares and common share equivalents. The weighted average number of shares of common stock and equivalents was 58.4 million and 50.1 million for the third quarters ended September 30, 1997 and 1996, respectively, and 53.0 million and 50.1 million for the nine month periods ended September 30, 1997 and 1996, respectively.

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

8.  Commitments and Contingencies

In late July 1997, a lawsuit was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation and related claims in the sale of life insurance policies. In October 1997, plaintiffs voluntarily dismissed the Lousiana suit and refiled the action in Federal District Court in Worcester, Massachusetts. The plaintiffs seek to be certified as a class. The case is in early stages of discovery and the company is evaluating the claims. Although the Company believes it has meritorious defenses to plaintiffs' claims, there can be no assurance that the claims will be resolved on a basis which is satisfactory to the Company.

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

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC") its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance company), The Hanover Insurance Company ("Hanover", a wholly-owned subsidiary of Allmerica P&C), Citizens Corporation ("Citizens", an 82.5%-owned subsidiary of Hanover), Citizens Insurance Company of America (a wholly-owned subsidiary of Citizens) and certain other insurance and non-insurance subsidiaries.

The results of operations reflect minority interest in Allmerica P&C and its subsidiary, the Hanover Insurance Company ("Hanover") of approximately 40.5% prior to the merger on July 16, 1997. The results of operations also reflect minority interest in Citizens Corporation (an 82.5%-owned non-insurance holding company subsidiary of Hanover) and its wholly-owned subsidiary, Citizens Insurance Company of America ("Citizens").

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

The contribution from the Closed Block is included in 'Other income' in the interim Consolidated Financial Statements. The pre-tax contribution from the Closed Block was $2.3 million and $8.3 million for the quarter ended and nine months ended September 30, 1997, respectively and $1.9 million and $7.9 million for the quarter ended and nine months ended September 30, 1996, respectively.

FAFLIC's conversion to a stock life insurance company, which was completed October 16, 1995, and the establishment of the Closed Block have affected the presentation of the Company's interim Consolidated Financial Statements. For comparability with prior periods, the following table presents the results of operations of the Closed Block combined with the results of operations outside the Closed Block for all periods presented. Management's discussion and analysis addresses the results of operations as combined unless otherwise noted.

                                     (Unaudited)           (Unaudited)
                                    Quarter Ended       Nine Months Ended
                                    September 30,         September 30,
                                  1997        1996      1997        1996
(In millions)
REVENUES
  Premiums                        $ 595.0     $ 567.6   $1,775.1    $1,709.3
  Universal life and investment
  product policy fees                61.4        49.9      174.8       144.9
  Net investment income             177.6       187.2      538.3       541.2
  Net realized investment
  gains (losses)                     14.8        (0.8)      57.8        53.5
  Other income                       27.2        25.0       78.1        71.9
                                  --------    --------   --------    --------
    Total revenues                  876.0       828.9    2,624.1     2,520.8
                                  --------    --------   --------    --------
BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims,
  losses and loss adjustment
  expenses                          534.5       495.3    1,594.6     1,537.1
  Policy acquisition expenses       118.0       113.9      356.0       351.1
  Loss from cession of
  disability income business          0.0         0.0       53.9         0.0
Other operating expenses            133.4       130.6      399.3       378.4
                                  --------    --------   --------    --------
    Total benefits, losses
    and expenses                    785.9       739.8    2,403.8     2,266.6
                                  --------    --------   --------    --------
Income before federal income
  taxes                              90.1        89.1      220.3       254.2
                                  --------    --------   --------    --------
Federal income tax expense (benefit)
  Current                            33.8        32.7       66.2        77.0
  Deferred                           (9.8)      (11.5)     (13.2)      (19.0)
                                  --------    --------   --------    --------
  Total federal income tax
    expense                          24.0        21.2       53.0        58.0
                                  --------    --------   --------    --------

Income before minority interest      66.1        67.9      167.3       196.2

Minority interest:
  Distributions on mandatorily
  redeemable preferred securities
  of a subsidiary trust holding
  solely junior subordinated
  debentures of the Company          (4.1)        0.0      (10.5)        0.0
  Equity in earnings                 (1.3)      (21.2)     (42.5)      (59.6)
                                  --------    --------   --------    --------
                                     (5.4)      (21.2)     (53.0)      (59.6)
                                  --------    --------   --------    --------
Net income                        $  60.7     $  46.7    $ 114.3     $ 136.6
                                  ========    ========   ========    ========

Results of Operations

Consolidated Overview

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

The Company's consolidated net income for the third quarter increased $14.0 million, or 30.0%, to $60.7 million, compared to the same period in 1996. Net income includes certain items which management believes are not indicative of overall operating trends.

The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest as applicable.


                                             (Unaudited)
                                            Quarter Ended
                                            September 30,
(In millions)                              1997       1996
Net income                                 $ 60.7     $ 46.7
Adjustments:
  Net realized investment gains             (10.1)      (1.6)
  Restructuring costs                         1.8        0.0
  Differential earnings tax adjustment        0.0       (2.4)
                                           -------    -------
    Adjusted net income                    $ 52.4     $ 42.7
                                           =======    =======

The Company's adjusted net income increased $9.7 million, or 22.7%, to $52.4 million in the third quarter of 1997. This increase is primarily attributable to pre-tax increases of $7.4 million in the Retail Financial Services segment, $3.9 million in the Corporate Risk Management segment and $3.1 million in the Institutional Services segment, partially offset by pre-tax decreases of $6.9 million and $4.5 million in the Regional Property and Casualty and Corporate segments, respectively. The increase in the Retail Financial Services segment was primarily due to growth in variable products' fee income. The increase in the Corporate Risk Management segment was primarily due to growth in fully insured group dental, stop loss and ASO product lines and to reductions in overall employee costs. Additionally, the Institutional Services segment increase was due to increased net GIC margins and growth in group variable life and telemarketing income. The decrease in the Regional Property and Casualty segment is primarily attributable to an increase in the underwriting loss of $24.6 million, partially offset by a reduction in the amount of income attributed to minority interest of $21.5 million due to the recent merger with Allmerica P&C. The decrease in the Corporate segment's adjusted net income principally resulted from distributions on the mandatorily redeemable preferred securities of a subsidiary trust ("Capital Securities") issued February 3, 1997.

Premium revenue increased $27.4 million, or 4.8%, to $595.0 million in the third quarter of 1997. Net premiums earned in the Regional Property and Casualty segment increased $20.7 million, or 4.4%, to $493.4 million primarily due to increased policies in force in the personal automobile line at Hanover and homeowners' lines at Hanover and Citizens. Additionally, Citizens' personal lines' net premiums earned increased due to an increase in personal automobile and homeowners' rates. These increases were partially offset by rate decreases in the workers' compensation lines at both Hanover and Citizens. Premiums in the Corporate Risk Management Services segment increased $9.2 million, or 12.2%, to $84.9 million due to increases in reinsurance, fully insured group dental, stop loss and fully insured group medical product lines totaling $7.9 million.

Universal life and investment product policy fees increased $11.5 million, or 23.1%, to $61.4 million during the third quarter of 1997. This increase is primarily attributable to a $10.6 million increase in fees generated by the Retail Financial Services segment due to additional deposits and appreciation on variable products' account balances.

Net investment income decreased $9.6 million, or 5.1%, to $177.6 million during the third quarter of 1997. This decrease resulted primarily from decreases in the Institutional Services and Retail Financial Services segments, partially offset by an increase in the Corporate segment. The
$6.9 million decrease in the Institutional Services segment resulted primarily from a reduction in invested assets due to declining Guaranteed Investment Contracts ("GICs") deposits. Net investment income in the Retail Financial Services segment decreased $5.1 million, or 7.8%, to $60.5 million primarily due to a reduction in average fixed maturities invested, partially offset by increased portfolio yields. Net investment income in the Corporate segment increased $2.6 million due to the temporary investment of proceeds from the issuance of Capital Securities in the first quarter of 1997.

Net realized gains (losses) on investments increased $15.6 million to $14.8 million in the third quarter of 1997. The increase is primarily due to increased net realized gains of $14.5 million in the Regional Property and Casualty segment, reflecting increased sales of equity securities by both Hanover and Citizens.

Other income increased $2.2 million, or 8.8%, to $27.2 million in the third quarter of 1997. Other income from the Retail Financial Services segment increased $2.5 million, or 32.9%, to $10.1 million due to increased investment management fee income resulting from increased assets under management. Other income in the Institutional Services segment increased $0.8 million, or 25.0%, to $4.0 million primarily from increased telemarketing income. Additionally, other income increased $0.9 million, or 9.8%, to $10.0 million in the Corporate Risk Management Services segment due to growth in ASO and contracts fees. These increases were partially offset by a decrease in Hanover's other income. Hanover's third quarter 1996 other income included $2.8 million from an arbitrated settlement from a voluntary pool.

Policy benefits, claims, losses and loss adjustment expenses increased $39.2 million, or 7.9% to $534.5 million during the third quarter of 1997. This increase is primarily attributable to a $39.0 million, or 11.6% increase in losses and loss adjustment expenses ("LAE") in the Company's Regional Property and Casualty segment as a result of an increase in current year claims severity in the personal automobile line at Hanover, as well as less favorable current year claims experience in Citizens' commercial multiple peril and commercial automobile lines. Also contributing to this decline is less favorable prior year claims experience in the personal automobile and commercial multiple peril lines at Hanover and in the personal automobile line at Citizens, and a $5.0 million increase in catastrophe losses. Additionally, an increase of $6.8 million, or 13.0% in the Corporate Risk Management Services segment is primarily related to product growth and the 1997 assumption of a block of affinity group business. These increases were partially offset by decreased policy benefits of $7.4 million, or 19.5% in the Institutional Services segment primarily attributable to the continuing decline of GICs during 1997.

Other operating expenses increased $2.8 million, or 2.1%, to $133.4 million in the third quarter of 1997 compared to the same period in 1996 primarily due to increased expenses in the Regional Property and Casualty segment primarily reflecting growth in net premiums earned, partially offset by decreases in contingent commissions at Hanover and employee related expenses at Citizens. In addition, Hanover's third quarter 1996 operating expenses reflected decreased assessment expenses resulting from reapportionment of an involuntary pool.

Federal income tax expense increased $2.8 million in the third quarter of 1997, while the effective tax rate increased from 23.8% to 26.6% in the same period. For the life insurance subsidiaries, a rate increase from 28.4% to 36.8% resulted primarily from the absence of a differential earnings adjustment in 1997 compared to a $2.4 million differential earnings benefit in 1996. The effective tax rates for the Regional Property and Casualty subsidiaries were 14.5% and 21.3% during the third quarter of 1997 and 1996, respectively. This rate decrease reflects an increase in the proportion of tax-exempt interest on bonds to pre-tax income anticipated for the year.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

The Company's consolidated net income for the nine months ended September 30, 1997 decreased $22.3 million, or 16.4%, to $114.3 million, compared to the same period in 1996. Net income includes certain items which management believes are not indicative of overall operating trends.

The following table reflects consolidated net income adjusted for these items, all net of taxes and minority interest as applicable.

                                                (Unaudited)
                                             Nine Months Ended
                                               September 30,
(In millions)                                 1997       1996
Net income                                    $114.3     $136.6
Adjustments:
  Net realized investment gains                (26.8)     (23.9)
  Contingency payment from sale
  of mutual fund processing business             0.0       (3.1)
  Restructuring costs                            2.8        0.0
  Loss from cession of disability
    income business                             35.0        0.0
  Differential earnings tax adjustment           0.0       (8.3)
                                               -------   -------
    Adjusted net income                        $125.3    $101.3
                                               =======   =======

The increase in adjusted net income of $24.0 million, or 23.7%, to $125.3 million is primarily attributable to pre-tax increases of $18.8 million in the Retail Financial Services segment, $6.9 million in the Institutional Services segment and $5.7 million in the Regional Property and Casualty segment, partially offset by an increased loss of $8.5 million in the Corporate segment. The Retail Financial Services segment increased primarily due to growth in variable products' fee income. The Institutional Services segment increased primarily from increased net GIC margins and
growth in telemarketing income.   The increase in the Regional Property and
Casualty segment is primarily due to an increase in net investment income of $18.1 million, a reduction in the amount of income attributable to the minority interest of $15.1 million (due to the recent merger with Allmerica P&C), partially offset by an increase in the underwriting loss of $24.5 million. These increases were partially offset by a decline in the Corporate segment's adjusted net income primarily resulting from distributions of $16.2 million on the Capital Securities issued February 3, 1997.

Premium revenue increased $65.8 million, or 3.9%, to $1,775.1 million during the first nine months of 1997. Property and casualty net premiums earned increased $46.9 million, or 3.4%, to $1,454.4 million due to an increase in policies in force in the personal automobile lines at Hanover and homeowners' line at Hanover and Citizens, rate increases in the personal automobile and homeowners' lines at Citizens, and the accounting effects of restructuring a reinsurance contract in the personal automobile line at Hanover. These increases were partially offset by rate decreases in the workers' compensation lines at both Hanover and Citizens. Premiums in the Corporate Risk Management Services segment increased $23.3 million, or 10.4%, to $247.9 million due to increases of $25.5 million in reinsurance, fully insured group dental and stop loss product lines, partially offset by decreases in risk sharing and fully insured group medical product lines.

Universal life and investment product policy fees increased $29.9 million, or 20.7%, to $174.8 million during the first nine months of 1997. This was primarily the result of additional deposits and appreciation on variable products' account balances within the Retail Financial Services segment.

Net investment income decreased $2.9 million, or 0.5%, to $538.3 million during the first nine months of 1997. This slight decrease primarily reflects increases of $18.1 million and $8.9 million in the Regional Property and Casualty and Corporate segments, respectively, partially offset by a $25.0 million decrease in the Institutional segment. The increase in the Regional Property and Casualty segment is the result of an increase in average invested assets and a portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities. The Corporate segment's growth in investment income was derived from the temporary investment of proceeds from the issuance of Capital Securities in February 1997. The decrease in the Institutional segment resulted primarily from a reduction in invested assets due to declining GIC deposits.

Net realized gains on investments increased $4.3 million, or 8.0%, to $57.8 million for the nine months ended September 30, 1997. This increase is primarily attributable to an increase of $3.7 million in the Institutional Services segment resulting from increased sales of real estate properties, and an increase of $2.9 million in the Regional Property and Casualty segment reflecting increased sales of equity securities by both Hanover and Citizens. These increases were partially offset by a $2.1 million decrease in the Retail Financial Services segment.

Other income increased $6.2 million, or 8.6%, to $78.1 million in the first nine months of 1997. Other income from the Retail Financial Services segment increased $5.9 million, or 27.9%, to $27.1 million due to increased investment management fee income resulting from increased assets under management. Other income in the Institutional Services segment increased $3.5 million, or 38.1%, to $12.7 million primarily from increased telemarketing income. Additionally, other income increased
$3.4 million, or 13.0%, to $29.7 million in the Corporate Risk Management Services segment due to growth in ASO and contracts fees. These increases were partially offset by a decrease in Hanover's other income, which in 1996 included an arbitrated settlement from a voluntary pool.

Policy benefits, claims, losses and loss adjustment expenses increased $57.5 million, or 3.7% to $1,594.6 million during the first nine months of 1997. This increase is primarily attributable to a $61.4 million, or 6.0% increase in losses and LAE in the Company's Regional Property and Casualty segment primarily resulting from an increase in current year claims severity in the personal automobile line at Hanover, a decrease in favorable development on prior year reserves in Hanover's personal automobile, homeowners and commercial multiple peril lines, as well as less favorable current year claims experience in Citizens' commercial multiple peril line. These factors were partially offset by a $32.6 million decrease in catastrophe losses, primarily at Hanover. Additionally, a $20.1 million, or 12.8% increase in the Corporate Risk Management Services segment was due to related growth in premiums, increased policy benefits due to the 1997 assumption of a block of affinity group business, and increased group life claims due to unfavorable claims experience. These increases were partially offset by decreased policy benefits of $25.5 million, or 20.7% in the Institutional Services segment primarily resulting from the continuing decline of GICs during 1997.

Other operating expenses increased $20.9 million, or 5.5%, to $399.3 million in the first nine months of 1997. This increase is primarily attributable to increased expenses of $18.9 million in the Regional Property and Casualty segment primarily reflecting growth in net premiums earned in the segment, and increased technology expenses at Citizens partially offset by a decrease in contingent commissions at Hanover. In addition, Hanover's operating expenses for the nine months ended September 30, 1996 reflected decreased assessment expenses resulting from the reapportionment of an involuntary pool. Expenses in the Corporate Risk Management Services segment increased by $4.7 million due to premium taxes and commissions related to growth in premiums and ASO fees. Additionally, other operating expenses increased in the Retail Financial Services and Institutional Services segments due to product growth in each segment.

Federal income tax expense decreased $5.0 million in the first nine months of 1997, while the effective tax rate increased from 22.8% to 24.1% for the nine months ended September 30, 1996 and 1997, respectively. For the life insurance subsidiaries, the effective tax rate increased from 27.9% in 1996 to 39.2% in 1997. Excluding the effect of an $18.9 million tax benefit related to the agreement to cede the individual disability income business, the 1997 effective tax rate for the FAFLIC/AFLIAC consolidated group was 37.3%. This increase resulted primarily from the absence of a differential earnings adjustment in 1997 compared to a $8.3 million differential earnings benefit in 1996. The effective tax rates for the Regional Property and Casualty subsidiaries were 17.1% and 20.0% during the first nine months of 1997 and 1996, respectively.

Segment Results

The following is management's discussion and analysis of the Company's results of operations by business segment. The Company offers financial products and services in two major areas: Risk Management and Retirement and Asset Management. Within these broad areas, the Company conducts business principally in five operating segments. These segments are Regional Property and Casualty; Corporate Risk Management Services; Retail Financial Services; Institutional Services; and Allmerica Asset Management. The segment results are presented before taxes and minority interest.

In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of Senior Debentures and a portion of the net proceeds from the Company's initial public offering and issuance of Capital Securities.

Risk Management

Regional Property and Casualty

The following table summarizes the results of operations for the Regional Property and Casualty segment.


                               (Unaudited)              (Unaudited)
                                Quarter Ended        Nine Months Ended
                                 September 30,         September 30,
                               1997        1996      1997        1996
(In millions)
Revenues
  Net premiums earned          $ 493.4     $ 472.7   $1,454.4    $1,407.5
  Net investment income           62.8        63.0      189.7       171.6
  Net realized gains (losses)     12.9        (1.6)      48.8        45.9
  Other income                     3.1         6.1        9.1        13.1
                               --------    --------   --------    --------
Total revenues                   572.2       540.2    1,702.0     1,638.1

Losses and LAE (1)               374.4       335.4    1,087.0     1,025.6
Policy acquisition and other
  operating expenses             156.7       147.0      464.1       450.1
                               --------    --------   --------    --------

Income before taxes            $  41.1     $  57.8    $ 150.9     $ 162.4
                               ========    ========   ========    ========

<FN1>
(1) Includes policyholders' dividends of $2.8 million, $3.7 million, $6.9 million and $8.7 million for the quarters ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996, respectively.

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30,1996

INCOME BEFORE TAXES

Income before taxes decreased $16.7 million, or 28.9%, to $41.1 million in the third quarter of 1997, compared to income before taxes of $57.8 million for the same period in 1996. Net realized gains on investments before taxes were $12.9 million during the third quarter of 1997 compared to losses of $1.6 million during the third quarter of 1996, reflecting increased sales of equity securities by both Hanover and Citizens. Excluding realized gains and losses and restructuring charges, income before taxes decreased $28.4 million, to $31.0 million in the third quarter of 1997 versus $59.4 million during the comparable period of 1996. This decrease is primarily attributable to a $24.6 million increase in the underwriting loss. The decline in underwriting results is primarily attributable to an increase in current year claims severity in the personal automobile line at Hanover, as well as less favorable current year claims experience in Citizens' commercial multiple peril and commercial automobile lines. Also contributing to this decline is less favorable prior year claims experience in the personal automobile and commercial multiple peril lines at Hanover and in the personal automobile line at Citizens, lower net premiums earned in the Citizens' workers' compensation line, and a $5.0 million increase in catastrophe losses. Net investment income decreased $0.2 million, or 0.3%, to $62.8 million in the third quarter of 1997 as a result of a decrease in partnership income of $5.7 million offset by additional income from an increase in average invested assets and the Company's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities. Net income during the three month period ended September 30, 1996 was also favorably impacted by a $5.7 million arbitrated settlement from a voluntary pool and a $4.0 million reapportionment of an involuntary pool.

LINES OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 61.7% and 61.4% of total net premiums earned in the third quarter of 1997 and 1996, respectively.


                             Hanover          Citizens         Consolidated

For the Quarters Ended    1997     1996     1997     1996     1997    1996
September 30 (In millions)
Net premiums earned       $158.8   $149.4   $145.7   $141.0   $304.5  $290.4

Losses and loss
  adjustment expenses      128.9    107.6    113.9     95.6    242.8   203.2

Policy acquisition and
  other underwriting
  expenses                  54.3     46.8     37.3     38.5     91.6    85.3
                         -------  -------  -------  -------  -------  -------
Underwriting  (loss)
  profit                  $(24.4)  $ (5.0)  $ (5.5)   $ 6.9   $(29.9)  $ 1.9
                         =======  =======  =======  =======  =======  =======

Revenues

Personal lines' net premiums earned increased $14.1 million, or 4.9%, to $304.5 million during the third quarter of 1997, compared to $290.4 million in the third quarter of 1996. Hanover's personal lines net premiums earned increased $9.4 million, or 6.3%, to $158.8 million during the third quarter of 1997. A 7.1% increase in policies in force in the personal automobile line as well as a 2.2% increase in policies in force in the homeowners line since September 30, 1996, contributed to the increase in net premiums earned. These increases were partially offset by the effect of a mandated 6.2% decrease in Massachusetts personal automobile rates on January 1, 1997. In March 1997, the Massachusetts Division of Insurance approved Hanover's plan to offer a safe driver's discount of 10% on automobile insurance premiums. Management believes these rate decreases may unfavorably impact premium growth in Massachusetts. Approximately 35% of Hanover's personal automobile business is currently written in Massachusetts.

Citizens' personal lines net premiums earned increased $4.7 million, or 3.3%, to $145.7 million during the third quarter of 1997, compared to $141.0 million during the third quarter of 1996. This increase is primarily attributable to rate increases in personal automobile and homeowners lines and a 3.2% increase in policies in force in the homeowners line, partially offset by a 0.5% decrease in policies in force in the personal automobile line since September 30, 1996, attributable to continued strong competition in Michigan.

Underwriting results

The personal lines' underwriting results declined $31.8 million, to a loss of $29.9 million in the third quarter of 1997. Hanover's underwriting results declined $19.4 million to a loss of $24.4 million, while Citizens' underwriting results declined $12.4 million to a loss of $5.5 million.

The decline in Hanover's underwriting results is primarily attributable to an increase in current year claim severity in the personal automobile line and to a reduction in favorable claim experience on prior year reserves in this line, partially offset by a $3.8 million decrease in catastrophes losses.
The decline in Citizens' underwriting results is primarily due to an increase in catastrophe losses of $9.2 million, primarily in the homeowners line, and less favorable claim activity in prior accident years in the personal automobile line.

Policy acquisition and other underwriting expenses in the personal lines increased $6.3 million, or 7.4%, to $91.6 million in the third quarter of 1997, primarily reflecting growth in net premiums earned. In addition, Hanover's third quarter 1996 policy acquisition and other underwriting expenses reflected decreased commission and assessment expenses resulting from the reapportionment of an involuntary pool and an increase in deferrable costs attributable to premiums assumed in a reinsurance contract. These changes were partially offset by a decrease in contingent commissions at Hanover and a reduction in employee related expenses at Citizens.

Commercial Segment

The commercial lines of business represented 38.3% and 38.6% of total net premiums earned in the third quarter of 1997 and 1996, respectively.


                             Hanover         Citizens        Consolidated
For the Quarters Ended    1997    1996     1997    1996     1997     1996
September 30 (In millions)
Net premiums earned       $120.0  $112.5   $ 68.9  $ 69.8   $188.9   $182.3

Losses and loss
  adjustment expenses       70.9    83.5     57.3    45.0    128.2    128.5

Policy acquisition and
  other underwriting
  expenses                  41.3    40.3     18.2    18.6     59.5     58.9

Policyholders' dividends     1.5     1.7      1.3     2.0      2.8      3.7
                          ------- -------  ------- -------  -------  -------
Underwriting profit (loss)$  6.3  $(13.0)  $ (7.9) $  4.2   $ (1.6)  $ (8.8)
                          ======= =======  ======= =======  =======  =======


Revenues

Commercial lines' net premiums earned increased $6.6 million, or 3.6%, to $188.9 million during the third quarter of 1997, compared to $182.3 million in the third quarter of 1996. Hanover's commercial lines net premiums earned increased $7.5 million, or 6.7%, to $120.0 million during the third quarter of 1997. This increase is primarily attributable to a $2.8 million increase in assumed premiums in Hanover's reinsurance division, as well as a 2.2% increase in policies in force in Hanover's commercial multiple peril line, since September 30, 1996. These increases were partially offset by average rate decreases of approximately 10.9% since January 1, 1997, in the workers' compensation line. Citizens' commercial lines net premiums earned decreased $0.9 million, or 1.3%, to $68.9 million in the third quarter of 1997. This decrease is primarily attributable to rate decreases in the workers' compensation line, resulting from continued competitive conditions in Michigan, partially offset by growth in the commercial multiple peril and commercial automobile lines. Rates in the workers' compensation line were decreased 6.4% and 8.7% effective June 1, 1996 and March 1, 1997, respectively. Management believes competitive conditions in the workers' compensation line may impact future growth in net premiums earned.

Underwriting results

The commercial lines' underwriting results improved $7.2 million, or 81.8%, to a loss of $1.6 million in the second quarter of 1997. Hanover's underwriting results improved $19.3 million, to a profit of $6.3 million, while Citizens' underwriting results declined $12.1 million, to a loss of $7.9 million in the third quarter of 1997.

The improvement in Hanover's commercial segment underwriting results is primarily attributable to more favorable current year claim experience in the commercial multiple peril line, an increase in favorable claim activity in prior accident years in the workers' compensation and commercial automobile lines, as well as a decrease in catastrophe losses of $4.1 million, partially offset by less favorable claim activity in prior accident years in the commercial multiple peril line. The decline in Citizens' commercial lines' underwriting results is primarily attributable to lower net premiums earned in the workers' compensation line, an increase in catastrophe losses of $3.7 million, primarily in the commercial multiple peril line, and increased current year claim severity in the commercial automobile and commercial multiple peril lines.

Policy acquisition and other underwriting expenses in the commercial segment increased $0.6 million, or 1.0%, to $59.5 million in the third quarter of 1997, primarily reflecting growth in net premiums earned, partially offset by a decrease in contingent commissions at Hanover and a reduction in employee related expenses at Citizens.

INVESTMENT RESULTS

Net investment income before taxes decreased $0.2 million, to $62.8 million in the third quarter of 1997 compared to $63.0 million in the comparable quarter of 1996. The decrease is the result of a $5.7 million decline in income from limited partnership investments from $6.9 million in the third quarter of 1996 to $1.2 million in the third quarter of 1997. This decrease is significantly offset by an increase in average invested assets and the Company's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average pre-tax yield on debt securities was 6.8% and 6.6% for the quarters ended September 30, 1997 and 1996, respectively. Average invested assets increased $224.6 million, or 5.8%, to $4,077.0 million for the three months ended September 30, 1997 compared to $3,852.4 million for the comparable period of 1996.

Net realized gains on investments before taxes were $12.9 million during the third quarter of 1997 compared to losses of $1.6 million during the third quarter of 1996, reflecting increased sales of equity securities by both Hanover and Citizens.

Nine months ended September 30, 1997 and 1996

INCOME BEFORE TAXES

Income before taxes decreased $11.5 million, or 7.1%, to $150.9 million in the nine months ended September 30, 1997, compared to income before taxes of $162.4 million for the same period in 1996. Net realized gains were $48.8 million during the nine months ended September 30, 1997, versus $45.9 million during the comparable period of 1996, reflecting increased sales of equity securities by both Hanover and Citizens. Excluding realized gains and losses and restructuring charges, both net of taxes and minority interest, income before taxes decreased $9.4 million, to $107.1 million in the nine months ended September 30, 1997, versus $116.5 million during the comparable period of 1996. This decrease is attributable to a $24.5 million increase in the underwriting loss partially offset by an increase in net investment income of $18.1 million. The decline in underwriting results is primarily attributable to an increase in current year claims severity in the personal automobile line at Hanover, a decrease in favorable development on prior year reserves in Hanover's personal automobile, homeowners and commercial multiple peril lines, lower net premiums earned in Citizens' workers' compensation line, as well as less favorable current year claims experience in Citizens' commercial multiple peril line. These factors were partially offset by a $32.6 million decrease in catastrophe losses, primarily at Hanover. The growth in net investment income resulted primarily from an increase in average invested assets and the Company's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities. Net income during the nine month period ended September 30, 1996 was also favorably impacted by a $5.7 million arbitrated settlement from a voluntary pool.

LINE OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 61.8% and 60.8% of total net premiums earned in the nine months ended September 30, 1997 and 1996, respectively.

                          Hanover         Citizens         Consolidated
For the Nine Months
  Ended                1997    1996     1997    1996      1997     1996
September 30 (In
  millions)
Net premiums earned    $ 466.7 $442.2   $ 432.7 $ 413.3   $ 899.4  $ 855.5

Losses and loss
  adjustment expenses    362.8  321.2     335.6   305.6     698.4    626.8

Policy acquisition and
  other underwriting
  expenses               152.7  146.1     114.5   112.7     267.2    258.8
                       ------- -------   ------- -------   -------  -------
Underwriting  loss      $(48.8)$(25.1)   $(17.4)  $(5.0)   $(66.2)  $(30.1)
                       ======= =======   ======= =======   =======  =======

Revenues

Personal lines' net premiums earned increased $43.9 million, or 5.1%, to $899.4 million during the nine months ended September 30, 1997, compared to $855.5 million in the same period of 1996. Hanover's personal lines net premiums earned increased $24.5 million, or 5.5%, to $466.7 million during the nine months ended September 30, 1997. This increase is primarily attributable to a 7.1% increase in policies in force in the personal automobile line as well as a 2.2% increase in policies in force in the homeowners line, since September 30, 1996, and to an increase in the personal automobile line associated with the accounting effects of restructuring a reinsurance contract which increased both net premiums earned and losses and LAE by approximately $6.7 million. These increases were partially offset by the effect of a mandated 6.2% decrease in Massachusetts personal automobile rates on January 1, 1997.

Citizens' personal lines net premiums earned increased $19.4 million, or 4.7%, to $432.7 million in the nine months ended September 30, 1997. This increase is primarily attributable to rate increases in the personal automobile and homeowners lines, a 3.2% increase in policies in force in the homeowners line, and a decrease in premiums ceded to MCCA. The non-recurring decrease in premiums ceded to MCCA was a result of a lower surcharge effective January 1, 1997 for personal automobile policies written. These factors were partially offset by a 0.5% decrease in policies in force in the personal automobile line since September 30, 1996, attributable to continued strong competition in Michigan.

Underwriting Results

The personal lines' underwriting loss for the nine months ended
September 30, 1997 increased $36.1 million, to a loss of $66.2 million. Hanover's underwriting loss increased $23.7 million, to a loss of $48.8 million. Citizens' underwriting loss increased $12.4 million, to a loss of $17.4 million.

The decline in Hanover's underwriting results is primarily attributable to a $21.9 million reduction in favorable development on prior year reserves in the personal automobile line, as well as an increase in current year claim severity in this line. These increases were partially offset by a $19.1 million decrease in catastrophe losses in the homeowners line, from $24.3 million during the nine months ended September 30, 1996, to $5.2 million in 1997. The decline in Citizens' underwriting results is primarily due to less favorable claims activity in prior accident years in the personal automobile line. Additionally, Citizens experienced an increase in claim severity in the homeowners line for the current accident year, primarily in the first quarter.

Policy acquisition and other underwriting expenses in the personal segment increased $8.4 million, or 3.2%, to $267.2 million in the nine months ended September 30, 1997, reflecting the growth in net premiums earned. In addition, Hanover's policy acquisition and other underwriting expenses for the nine months ended September 30, 1996 reflected decreased commission and assessment expenses resulting from the reapportionment of an involuntary pool and an increase in deferrable costs attributable to premiums assumed in a reinsurance contract. These changes were partially offset by a decrease in contingent commissions at Hanover.

Commercial Segment

The commercial lines of business represented 38.2% and 39.2% of total net premiums earned in the nine months ended September 30, 1997 and 1996, respectively.


                         Hanover          Citizens         Consolidated
For the Nine Months
  Ended               1997     1996     1997     1996     1997     1996
September 30 (In
  millions)
Net premiums earned   $353.1  $338.9    $201.9   $213.1   $555.0   $552.0

Losses and loss
  adjustment expenses  227.5   238.3     151.4    151.8    378.9    390.1

Policy acquisition and
  other underwriting
  expenses             132.6   128.4      53.5     53.3    186.1    181.7

Policyholders'
  dividends              2.2     3.1       4.7      5.6      6.9      8.7
                      ------- -------   -------  -------  -------  -------
Underwriting (loss)
  profit               $(9.2) $(30.9)    $(7.7)   $ 2.4   $(16.9)  $(28.5)
                      ======= =======   =======  =======  =======  =======


Revenues

Commercial lines' net premiums earned increased $3.0 million, or 0.5%, to $555.0 million in the nine months ended September 30, 1997, compared to $552.0 in the same period in 1996. Hanover's commercial lines net premiums earned increased $14.2 million, or 4.2%, to $353.1 million during the nine months ended September 30, 1997. This increase is primarily attributable to a $7.0 million increase in assumed premiums in Hanover's reinsurance division, as well as an 8.9% and 2.2% increase in policies in force in Hanover's commercial automobile and commercial multiple peril lines, respectively, since September 30, 1996. These increases were partially offset by average rate decreases of 10.9%, since January 1, 1997, in Hanover's workers' compensation line. Citizens' commercial lines net premiums earned decreased $11.2 million, or 5.3%, to $201.9 million in the nine months ended September 30, 1997 from $213.1 million for the nine months ended September 30, 1996. This decrease is attributable to rate decreases in workers' compensation, resulting from continued competitive conditions in Michigan, partially offset by growth in the commercial multiple peril and commercial automobile lines. Rates in the workers' compensation line were decreased 6.4% and 8.7% effective June 1, 1996 and March 1, 1997, respectively.

Underwriting Results

The commercial lines' underwriting loss decreased $11.6 million, or 40.7% to a loss of $16.9 million for the nine months ended September 30, 1997. Hanover's underwriting results improved $21.7 million, to a loss of $9.2 million while Citizens' underwriting results declined $10.1 million to a loss of $7.7 million in the nine months ended September 30, 1997.

The improvement in Hanover's underwriting results reflects an increase in favorable development on prior accident years in workers' compensation and commercial automobile lines as well as a decrease in catastrophe losses of $12.9 million, primarily in the commercial multiple peril line. These factors were partially offset by an increase in current year claims frequency and severity in the commercial automobile line. The decline in Citizens' underwriting results is primarily attributable to lower net premiums earned in the workers' compensation line and increased current year claim severity in the commercial multiple peril line, partially offset by an increase in favorable development of prior year claims in the workers' compensation line.

Policy acquisition and other underwriting expenses in the commercial segment increased $4.4 million, or 2.4%, to $186.1 million in the nine months ended September 30, 1997, reflecting the growth in net premiums earned and increased technology expenses at Citizens, partially offset by a decrease in contingent commissions at Hanover.

INVESTMENT RESULTS

Net investment income before taxes increased $18.1 million, or 10.5%, to $189.7 million during the nine months ended September 30, 1997 compared to $171.6 million in the comparable period of 1996. The increase is primarily the result of an increase in average invested assets and the Company's portfolio shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average pre-tax yield on debt securities was 6.8% and 6.4% for the nine months ended September 30, 1997 and 1996, respectively. Average invested assets increased $157.7 million, or 4.1%, to $4,048.7 million at September 30, 1997 compared to $3,891.0 million at September 30, 1996.

Net realized gains on investments before taxes were $48.8 million and $45.9 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in net realized gains reflects increased sales of equity securities by both Hanover and Citizens. In both periods, net realized investment gains resulted primarily from the sale of appreciated equity securities, due to the Company's strategy of shifting to a higher proportion of debt securities.

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


For the nine months ended September 30,
(In millions)                                     1997        1996

Reserve for losses and LAE, beginning
  of period                                       $2,744.1    $2,896.0

Incurred losses and LAE, net of
  reinsurance recoverable:
  Provision for insured events of the
    current year                                   1,156.5     1,097.2

  Decrease in provision for insured
    events of prior years                            (76.4)      (80.3)
                                                   --------    --------
Total incurred losses and LAE                      1,080.1     1,016.9
                                                   --------    --------

Payments, net of reinsurance recoverable:

  Losses and LAE attributable to
    insured events of current year                   536.9      512.3

  Losses and LAE attributable to
    insured events of prior years                    592.8      504.7
                                                   --------   --------
Total payments                                     1,129.7    1,017.0

Change in reinsurance recoverable on
  unpaid losses                                      (54.1)     (35.6)

Other (1)                                             (7.4)       0.0
                                                   --------   --------
Reserve for losses and LAE, end of
  period                                          $2,633.0   $2,860.3
                                                   ========   ========

<FN1>
(1) Includes purchase accounting adjustments.

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $76.4 million and $80.3 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in favorable development on prior years' loss reserves of $3.9 million results from a $15.7 million decrease in favorable development at Hanover to $38.6 million, partially offset by an $11.8 million increase in favorable development at Citizens to $37.8 million. The favorable reserve development in both years at Citizens primarily reflects the initiatives taken by Citizens to manage medical costs in the personal automobile and workers' compensation lines, as well as the impact of the Michigan Supreme Court ruling on workers' compensation indemnity payments, which decreases the maximum amount to be paid for indemnity cases on all existing and future claims. The decrease in Citizens' reserves for all prior accident years was $2.2 million, and $11.7 million, for the three months ended September 30, 1997 and 1996, respectively. Hanover's decreased favorable development is primarily attributable to decreased favorable development in the personal automobile, homeowners and commercial multiple peril lines. The decrease in Hanover's reserves for all prior accident years was $13.2 million and $12.9 million for the three months ended September 30, 1997 and 1996, respectively. The Company believes reduced favorable reserve development may continue to impact future earnings.

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


                                   (Unaudited)         (Unaudited)
                                  Quarter Ended     Nine Months Ended
                                  September 30,       September 30,
(In millions)                    1997      1996      1997       1996
Premiums and premium equivalents
Premiums                         $ 84.9    $ 75.7    $247.9     $224.6
Premium equivalents               150.3     145.9     448.5      432.4
                                 -------   -------   -------    -------
Total premiums and premium
  equivalents                    $235.2    $221.6    $696.4     $657.0
                                 =======   =======   =======    =======

Revenues
Premiums                         $ 84.9    $ 75.7    $247.9     $224.6
Net investment income               5.9       5.8      17.2       16.0
Net realized (losses) gains        (0.7)      0.1      (0.6)       0.2
Other income                       10.0       9.1      29.7       26.3
                                 -------   -------   -------    -------
Total revenues                    100.1      90.7     294.2      267.1

Policy benefits, claims and
  losses                           59.3      52.5     178.1      158.0
Policy acquisition expenses         0.8       0.8       2.5        2.3
Other operating expenses           33.3      33.7     100.7       95.6
                                 -------   -------   -------    -------
Income before taxes              $  6.7    $  3.7    $ 12.9     $ 11.2
                                 =======   =======   =======    =======

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30,
1996

Income before taxes increased $3.0 million, or 81.1%, to $6.7 million in the third quarter of 1997. This increase was primarily due to growth in premiums and fees in the Company's fully insured group dental, stop loss and ASO product lines, reductions in overall employee costs due to cost containment efforts initiated in 1996, as well as favorable long term disability claims experience. These increases were partially offset by additional policy benefits, premium taxes, and commissions resulting from the growth in premiums and ASO fees.

Premiums increased $9.2 million, or 12.2%, to $84.9 million in the third quarter of 1997 primarily due to increases in reinsurance, fully insured group dental, stop loss, and fully insured group medical product lines. The assumption of a block of affinity group business in the beginning of 1997, accounted for $4.6 million of the $9.2 million increase in premiums during the quarter.

Other income increased $0.9 million, or 9.9%, to $10.0 million in the third quarter of 1997 due to growth in ASO and contract fees.

Policy benefits, claims and losses increased $6.8 million, or 13.0%, to $59.3 million in the third quarter of 1997. This increase is principally attributable to the increased premiums. The 1997 assumption of a block of affinity group business accounted for $3.3 million of the growth-related increase in policy benefits during the quarter.

Other operating expenses decreased $0.4 million, or 1.2%, to $33.3 million in the third quarter of 1997 primarily due to a decrease in overall employee costs of $2.9 million offset by an increase of $1.3 million in premium taxes and commissions resulting from the growth in premiums and ASO fees, in addition to an increase of $1.2 million relating to the affinity group business.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Income before taxes increased $1.7 million, or 15.2%, to $12.9 million in the first nine months of 1997 compared to the same period in 1996. During the first quarter of 1996, CRMS released reserves of $1.2 million related to a litigation settlement. Excluding this item, income before taxes increased $2.9 million, or 25.9%. This increase was primarily due to growth of the Company's fully insured group dental, stop loss, and ASO product lines, reductions in overall employee costs, and to favorable long-term disability claims experience.

Premiums increased $23.3 million, or 10.4%, to $247.9 million in the first nine months of 1997 primarily due to increases in reinsurance, fully insured group dental, and stop loss product lines totaling $25.5 million. The aforementioned assumption of a block of affinity group business resulted in a $13.6 million increase in reinsurance premiums during 1997. These increases were partially offset by decreases in risk sharing and fully insured group medical product lines of $2.4 million. The decline in risk sharing premiums primarily reflects the Company's emphasis on stop loss coverage and ASO arrangements.

Net investment income increased $1.2 million, or 7.5%, to $17.2 million in the first nine months of 1997 due to increased yields on invested assets. This increase primarily reflects the Company's continued shift to higher yielding, longer duration investments.

Other income increased $3.4 million, or 12.9%, to $29.7 million in the first nine months of 1997 due to growth in ASO and contract fees.

Policy benefits, claims and losses increased $20.1 million, or 12.7%, to $178.1 million in the first nine months of 1997 compared to the same period in 1996. Excluding the aforementioned reserve release in 1996, policy benefits, claims and losses increased $18.9 million, or 12.0%. This increase is primarily due to the 1997 assumption of a block of affinity group business which contributed $9.4 million in policy benefits during the year. Additionally, group life claims increased $4.9 million in 1997 due to unfavorable claims experience particularly in the first quarter of the year combined with unusually favorable claims experience in the first quarter of 1996. Increased benefits due to growth in the fully insured group dental and reinsurance product lines were partially offset by decreased benefits due to cancellations in the fully insured medical product line.

Other operating expenses increased $5.1 million, or 5.3%, to $100.7 million for the nine months ended September 30, 1997 primarily due to increases of $5.0 million in premium taxes and commissions resulting from the growth in premiums and ASO fees, in addition to an increase of $4.3 million relating to the affinity group business, partially offset by a $4.1 million decrease in overall employee costs.

Retirement and Asset Management

Retail Financial Services

The following table summarizes the results of operations for the Retail Financial Services segment for the periods indicated.


                                    (Unaudited)          (Unaudited)
                                   Quarter Ended      Nine Months Ended
                                    September 30,       September 30,
(In millions)                      1997      1996      1997      1996
Revenues
  Premiums                         $ 16.6    $ 19.2    $ 72.7    $ 77.2
  Fees                               56.5      45.9     158.8     132.8
  Net investment income              60.5      65.6     182.6     188.8
  Net realized losses                (3.6)     (4.5)     (6.8)     (4.7)
  Other income                       10.1       7.6      27.1      21.2
                                   -------   -------   -------   -------
Total revenues                      140.1     133.8     434.4     415.3

Policy benefits, claims and losses   70.2      69.5     231.5     230.1
Policy acquisition expenses          12.8      13.7      43.0      42.7
Loss from cession of
  disability income business          0.0       0.0      53.9       0.0
Other operating expenses             29.9      31.7      90.8      88.5
                                   -------   -------   -------   -------
Income before taxes                $ 27.2    $ 18.9    $ 15.2    $ 54.0
                                   =======   =======   =======   =======

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30,
1996

Income before taxes increased $8.3 million, or 43.9%, to $27.2 million in the third quarter of 1997. This increase is primarily attributable to growth in variable products' fee income, partially offset by decreased net investment income due to a reduction in average fixed maturities invested, and lower premiums from traditional insurance products.

Premiums decreased $2.6 million, or 13.5%, to $16.6 million during the third quarter of 1997. This decrease is due to the Company's continued shift in focus from traditional life insurance products to variable life insurance and annuity products.

Fee revenue increased $10.6 million, or 23.1%, to $56.5 million in the third quarter of 1997 due to additional deposits and appreciation on variable products' account balances. Fees from annuities increased $10.1 million, or 70.6%, to $24.4 million in the third quarter of 1997 compared to the same period in 1996. Fees from variable universal life policies increased $1.9 million, or 16.7%, to $13.3 million in the third quarter of 1997. These increases were partially offset by a continued decline in fees from non-variable universal life of $1.4 million. The Company expects fees from this product to continue to decrease as policies in force and related contract values decline.

Net investment income decreased $5.1 million, or 7.8%, to $60.5 million in the third quarter of 1997. This decrease is primarily due to a reduction in average fixed maturities invested, partially offset by increased portfolio yields. The reason for the reduction in average fixed maturities invested is twofold. First, there has been a reduction in the Company's general account, due to the ongoing shift in focus from traditional life insurance products to variable life insurance and annuity products. Additionally, during 1996, the Company temporarily increased its fixed maturity holdings by utilizing short-term debt to finance additions to the investment portfolio. This strategy has not been utilized in 1997. The increased yields were achieved through a series of modest portfolio shifts, beginning in the second quarter of 1996, to higher yielding debt securities, including longer duration and non-investment grade securities.

Other income increased $2.5 million, or 32.9%, to $10.1 million in the third quarter of 1997. This increase is primarily attributable to increased investment management fee income resulting from increased assets under management.

Other operating expenses include insurance taxes, licenses, fees, and administrative expenses incurred to support sales and marketing of products sold in this segment. The decrease of $1.8 million, or 5.7%, to $29.9 million for the quarter ended September 30, 1997 is primarily due to a reduction in interest expense on short-term debt used to finance additions to the investment portfolio in 1996. This was partially offset by an increase in administrative expenses related to continued growth in the variable product lines.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Income before taxes decreased $38.8 million, or 71.9%, to $15.2 million in the first nine months of 1997. This decrease is attributable to a $53.9 million loss sustained in the first quarter of 1997 related to an agreement to cede the individual disability income line of business. Excluding this non-recurring charge, income before taxes increased $15.1 million, or 28.0%, to $69.1 million in the first nine months of 1997. This increase is primarily due to growth in variable products' fee income, partially offset by lower premiums and net investment income.

Premiums decreased $4.5 million, or 5.8%, to $72.7 million during the first nine months of 1997. This decrease reflects the Company's continued shift in focus from traditional life insurance products to variable life insurance and annuity products and the decision in the first half of 1996 to discontinue issuing new individual disability income policies.

Fee revenue increased $26.0 million, or 19.6%, to $158.8 million in the first nine months of 1997 due to additional deposits and appreciation in variable products' account balances. Fees from annuities increased $22.5 million, or 56.4%, to $62.4 million in the first nine months of 1997 compared to the same period in 1996. Fees from variable universal life policies increased $7.0 million, or 22.0%, to $38.8 million in the first nine months of 1997. These increases were partially offset by a continued decline in fees from non-variable universal life of $3.5 million.

Net investment income decreased $6.2 million, or 3.3%, to $182.6 million in the first nine months of 1997. This decrease is primarily due to the aforementioned reduction in average fixed maturities invested, partially offset by increased portfolio yields.

Other income increased $5.9 million, or 27.8%, to $27.1 million in the first nine months of 1997. This increase is primarily attributable to increased investment management fee income resulting from increased assets under management.

The increase in other operating expenses of $2.3 million, or 2.6%, to $90.8 million for the nine months ended September 30, 1997 is primarily the result of increased premium taxes and administrative expenses related to growth in the variable product lines. Additionally, increases in sub-advisor fees and brokerage commissions resulted from growth in investments under management. These increases were partially offset by a reduction in interest expense on short-term debt used to finance additions to the investment portfolio in 1996.

Interest Margins

The results of the Retail Financial Services segment depend, in part, on the maintenance of profitable margins between investment results from investment assets supporting universal life and general account annuity products and the interest credited on those products. The following table sets forth interest earned, interest credited and the related interest margin.


                                  (Unaudited)            (Unaudited)
                                 Quarter Ended        Nine Months Ended
                                 September 30,          September 30,
(In millions)                   1997       1996        1997       1996
Net investment income           $ 34.4     $ 36.6      $105.0    $110.0
Less: Interest credited           24.6       27.3        73.8      76.3
                                -------    -------     -------   -------
Interest margins (1)            $  9.8     $  9.3      $ 31.2    $ 33.7
                                =======    =======     =======   =======


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


                                   (Unaudited)            (Unaudited)
                                  Quarter Ended        Nine Months Ended
                                  September 30,          September 30,
(In millions)                    1997      1996         1997       1996
Revenues
Fees, premiums, and
non-insurance income (1)         $  8.9    $  7.1       $ 28.7     $ 26.0
Net investment income
  GICs                             20.1      23.5         63.1       78.7
  Other                            25.1      28.6         75.1       84.5
Net realized gains                  6.4       5.4         16.2       12.5
                                 -------   -------      -------    -------
Total revenues                     60.5      64.6        183.1      201.7

Policy benefits, claims and losses
  Interest credited to GICs        15.0      20.3         49.2       71.0
  Other                            15.5      17.6         48.7       52.4
Policy acquisition expenses         0.6       0.7          1.9        2.1
Other operating expenses           12.6      13.3         39.2       37.9
                                 -------   -------      -------    -------
Income before taxes              $ 16.8    $ 12.7       $ 44.1     $ 38.3
                                 =======   =======      =======    =======

<FN1>
(1) Fees, premiums, and non-insurance income includes fees from retirement services, institutional 401(K) recordkeeping services, and other miscellaneous non-insurance related fees.

Quarter Ended September 30, 1997 compared to Quarter Ended September 30,
1996

Income before taxes increased $4.1 million, or 32.3%, to $16.8 million in the third quarter of 1997. This increase was primarily attributable to an increase in the net GIC margins of $1.9 million and increased realized gains of $1.0 million. Also contributing to the increase was growth in defined contribution separate account product and group variable life product fees.

Fees, premiums, and non-insurance income increased $1.8 million, or 25.4%, to $8.9 million in the third quarter of 1997. This increase was primarily due to growth in fees for the Company's group variable life and defined contribution separate account product lines of $0.6 million and $0.4 million, respectively. Telemarketing revenues also increased by $0.3 million.

Net investment income related to GICs and interest credited to GIC contractholders have declined as a result of declining GIC deposits over the past two years. In the third quarter of 1997, the interest margin on GICs increased $1.9 million due to the combination of slightly higher investment yields and lower average crediting rates on the remaining contracts. Other net investment income decreased $3.5 million, or 12.2%, to $25.1 million in the third quarter of 1997. This decrease resulted from a decline in average invested assets due to cancellations of defined benefit plans, as well as transfers of certain plan assets to the separate accounts.

Net realized gains increased $1.0 million, or 18.5%, to $6.4 million in the third quarter of 1997 primarily as a result of sales of real estate during the quarter.

Other policy benefits, claims and losses consist principally of interest credited and benefits provided by the Company's defined contribution and defined benefit plan products, including annuity benefits for certain defined benefit plan participants electing that option. Other policy benefits, claims and losses decreased $2.1 million, or 11.9%, to $15.5 million for the third quarter of 1997, primarily due to reductions in interest credited to participants resulting from the aforementioned cancellations, partially offset by less favorable mortality in the defined benefit plan product line and increased policy benefits in the group variable life product line.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Income before taxes increased $5.8 million, or 15.1%, to $44.1 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. During the first half of 1996, Institutional Services recognized a contingency payment for the sale of the mutual fund processing business of $4.8 million. Excluding this item, income before taxes increased $10.6 million, or 31.6%. This change was primarily attributable to an increase in the net GIC margins of $6.2 million, increased realized gains of $3.7 million, and growth in telemarketing and group variable life product fee income of $1.1 million and $0.7 million, respectively.

Fees, premiums, and non-insurance income increased $2.7 million, or 10.4%, to $28.7 million in the first nine months of 1997. Excluding the aforementioned contingency payment, fees, premiums, and non-insurance income increased $7.5 million, or 28.9%. This increase was primarily due to growth in fees for the Company's group variable life and defined contribution separate account product lines of $3.0 million and $0.9 million, respectively. Telemarketing revenues also increased by $2.5 million compared to 1996.

During the first nine months of 1997, the interest margin on GICs increased $6.2 million due to the combination of slightly higher investment yields and lower average crediting rates on the remaining contracts. Other net investment income decreased $9.4 million, or 11.1%, to $75.1 million in the first nine months of 1997. This decrease resulted from a decline in average invested assets due to cancellations of defined benefit plans, as well as transfers of certain plan assets to the separate accounts.

Net realized gains increased $3.7 million, or 29.6%, to $16.2 million in the first nine months of 1997. This change resulted primarily from increased sales of real estate properties.

Other policy benefits, claims and losses for defined benefit plans, defined contribution plans, and the group variable life product declined from $52.4 million in 1996 to $48.7 million in 1997. This was primarily due to reductions in the interest credited to participants resulting from the aforementioned cancellations, partially offset by less favorable mortality in the defined benefit plan product line and increased policy benefits in the group variable life product line.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.

                             (Unaudited)            (Unaudited)
                            Quarter Ended        Nine Months Ended
                             September 30,         September 30,
(In millions)             1997          1996    1997          1996
Fees and other income:
   External               $0.4          $0.2     $1.1          $0.7
   Internal                1.7           1.5      5.3           5.5
                         -----         -----    -----         -----
Total revenue              2.1           1.7      6.4           6.2
Other operating expenses   1.6           1.7      5.3           5.7
                         -----         -----    -----         -----
Income before taxes       $0.5          $0.0     $1.1          $0.5
                         =====         =====    =====         =====

Since 1994, the Company has provided investment advisory and sub-advisory services, primarily to affiliates, through its registered investment advisor, Allmerica Asset Management ("AAM"). In the second quarter of 1996, AAM finalized contracts with two related parties, FAFLIC and AFLIAC, to provide investment advisory services at cost. The internal fees and corresponding operating expenses related to these contracts totaled $0.7 million for the quarters ended September 30, 1997 and 1996 and $2.6 million and $3.0 million for the nine months ended September 30, 1997 and 1996, respectively.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                              (Unaudited)                 (Unaudited)
                             Quarter Ended              Nine Months Ended
                             September 30,                September 30,
(In millions)              1997          1996         1997          1996
Revenues
   Investment and other
   income                   $3.3          $0.7        $11.2          $2.2
Realized (losses) gains     (0.2)         (0.2)         0.2          (0.4)
                           -----         -----        -----         -----
Total revenues               3.1           0.5         11.4           1.8
Other operating expenses     5.3           4.5         15.3          14.0
                           -----         -----        -----         -----
Loss before taxes and
minority interest           (2.2)         (4.0)        (3.9)        (12.2)
Minority interest:
 Distributions on
 mandatorily redeemable
 preferred securities of
 a subsidiary trust holding
 solely junior subordinated
 debentures of the Company  (6.3)          0.0        (16.2)          0.0
                           -----         -----        -----         -----
Loss before taxes          $(8.5)        $(4.0)      $(20.1)       $(12.2)
                           =====         =====        =====         =====

This segment consists primarily of $26.3 million of cash, investments, and other assets remaining from the $296.3 million in net proceeds from the February 3, 1997 issuance of Capital Securities. Investment and other income increased $2.6 million in the third quarter of 1997, and $9.0 million in the first nine months of 1997, primarily due to the investment of the net proceeds from these securities. These proceeds were invested in the short-term investment portfolio, and used to finance, in part, the July 16 merger with Allmerica P&C. For all periods presented, other operating expenses principally reflect interest expense on the Company's 7 5/8% Senior Debentures. Other operating expenses for the quarter and nine months ended September 30, 1997 also reflect interest expense on the Company's short-term revolving credit loan commencing August 15, 1997 and maturing December
15, 1997. Additionally, minority interest represents distributions on the Capital Securities, which pay cumulative distributions at a rate of 8.207% semiannually, commencing August 15, 1997.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:


                       September 30, 1997(1)       December 31, 1996(1)
                       Carrying   % of Total       Carrying   % of Total
(Dollars in millions)   Value    Carrying Value    Value    Carrying Value
Fixed maturities (2)    $7,784.4     80.5%          $7,891.7      79.4%
Equity securities (2)      475.6      4.9              473.6       4.8
Mortgages                  666.2      6.9              764.6       7.7
Policy loans               362.5      3.7              362.6       3.6
Real estate                 72.5      0.8              120.7       1.2
Cash and cash equivalents  184.6      1.9              202.6       2.0
Other invested assets      125.6      1.3              128.8       1.3
                         ------------------          --------------------
Total                   $9,671.4   100.0%           $9,944.6     100.0%
                         ==================          ====================

<FN1>
Includes Closed Block invested assets with a carrying value of $767.0 million and $772.7 million at September 30, 1997 and December 31, 1996, respectively.
<FN2>
The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets decreased $273.2 million, or 2.7%, to $9.7 billion during the first nine months of 1997. This decrease is primarily attributable to the sales of fixed maturities and loan repayments on outstanding mortgages. Fixed maturities decreased $107.3 million, or 1.4% primarily due to sales made late in the third quarter in order to generate cash needed to transfer assets relating to the Company's agreement to cede its individual disability income business. Related transfers of approximately $207 million were made in early October. The decrease in fixed maturities due to sales was partially offset by strong appreciation during the first nine months of 1997. Mortgages decreased $98.4 million, or 12.9%, to $666.2 million due to loan repayments received during the period. Additionally, real estate decreased $48.2 million, or 39.9%, to $72.5 million during the first nine months of 1997 due to sales of investment properties. The Company intends to sell its holdings in this portfolio within the next several years. Cash and cash equivalents decreased $18.0 million, or 8.9%, to $184.6 million. See "Liquidity and Capital Resources".

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 80.8% and 84.8% of the Company's total fixed maturity portfolio at September 30, 1997 and December 31, 1996,respectively. In 1996 and continuing in the first nine months of 1997, there was a modest shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average yield on debt securities was 7.6% and 7.2% for the nine months ended September 30, 1997 and 1996, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

The following table illustrates asset valuation allowances and additions to or deductions from such allowances for the periods indicated.

                                                       Other
                                                     Invested
(Dollars in millions)      Mortgages     Real Estate   Assets     Total
Year Ended December 31, 1996
  Beginning balance         $33.8          $19.6       $ 3.7      $57.1
  Provision                   5.5            0.0         0.0        5.5
  Write-offs (1)            (19.7)          (4.7)       (3.7)     (28.1)
                           ------          ------      ------     ------
  Ending balance            $19.6          $14.9       $ 0.0      $34.5
Valuation allowance as a
percentage of carrying value
  before reserves             2.5%          11.0%        0.0%       3.8%

Nine months ended September
30, 1997
  Provision (benefits)        2.6            6.0         0.0        8.6
  Write-offs (1)             (1.3)          (2.9)        0.0       (4.2)
                            ------          ------      ------     ------
  Ending balance            $20.9          $18.0       $ 0.0      $38.9
Valuation allowance as a
percentage of carrying value
  before reserves             3.0%          19.9%        0.0%       5.0%

<FN1>
(1) Write-offs reflect asset sales, foreclosures and forgiveness of debt upon restructurings.


Income Taxes

Prior to the merger of AFC and Allmerica P&C, AFC and its life insurance subsidiaries (including certain noninsurance operations) filed a consolidated United States federal income tax return separate from the United States federal income tax return filed by Allmerica P&C. Entities included within the AFC consolidated group were segregated into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income. Beginning with the period ending December 31, 1997, AFC and Allmerica P&C will file a single United States federal income tax return.

FAFLIC, as a mutual insurance company until October 1995, was required to adjust its deduction for policyholder dividends by the differential earnings amount under Section 809 of the Internal Revenue Code. This amount was computed, for each tax year, by multiplying the average equity base of the FAFLIC/AFLIAC consolidated group, as determined for tax purposes, by the estimate of an excess of an imputed earnings rate over the average mutual life insurance companies' earnings rate. The differential earnings amount for each tax year was subsequently recomputed when actual earnings rates were published by the IRS. As a stock company, AFC, including its life insurance subsidiaries, is no longer required to reduce its policyholder dividend deduction by the differential earnings amount. The differential earnings adjustment in the third quarter and first nine months of 1996 related to an adjustment for the 1994 tax year based on the actual average mutual life insurance companies' earnings estimated rate issued by the IRS in 1996.

Provision for federal income taxes before minority interest was $24.0 million during the third quarter of 1997 compared to $21.2 million during the same period in 1996. These provisions resulted in consolidated effective federal tax rates of 26.6% and 23.8%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 36.8% and 28.4% during the third quarter of 1997 and 1996, respectively. The effective tax rates for the Regional Property and Casualty subsidiaries were 14.5% and 21.3% during the third quarter of 1997 and 1996, respectively. The increase in the rate for FAFLIC resulted from the absence of a differential earnings adjustment in 1997 compared to a $2.4 million differential earnings benefit in 1996. The decrease in the rate for the Regional Property and Casualty subsidiaries reflects an increase in the proportion of tax-exempt interest on bonds to pre-tax income and lower underwriting income anticipated for the full year.

Provision for federal income taxes before minority interest was $53.0 million during the first nine months of 1997 compared to $58.0 million during the same period in 1996. These provisions resulted in consolidated effective federal tax rates of 24.1% and 22.8%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 39.2% and 27.9% during the first nine months of 1997 and 1996, respectively. Excluding the effect of an $18.9 million tax benefit related to the agreement to cede the individual disability income business, the 1997 effective tax rate for the FAFLIC/AFLIAC consolidated group was 37.3%. This increase resulted primarily from the absence of a differential earnings adjustment in 1997 compared to an $8.3 million differential earnings benefit in 1996. The effective tax rates for the Regional Property and Casualty subsidiaries were 17.1% and 20.0% during the first nine months of 1997 and 1996, respectively.

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

Net cash provided by operating activities decreased from $145.2 million for the first nine months of 1996 to $46.8 million during the same period in 1997. This change resulted primarily from increased commissions and other deferrable expenses related to the growth in the annuity and variable universal life product lines of the Retail Financial Services segment and an acceleration of claims payments in the Regional Property and Casualty segment. In addition, 1996 cash provided by operating activities was positively impacted by the receipt of an $11.1 million litigation settlement in the Corporate Risk Management Services segment.

Net cash used in investing activities was $178.9 million during the first nine months of 1997, as compared to $24.6 million provided by investing activities during the same period in 1996. This decrease primarily reflects the purchase of the minority interest of Allmerica P&C on July 16, 1997 for $425.6 million offset by fewer net purchases of fixed maturities during 1997. In 1996, purchases of fixed maturities were unusually high due to the investment of the remaining net proceeds of the Company's initial public offering of stock and debt. Additionally, proceeds from disposals and maturities were delayed in 1996 by financing new investment purchases with repurchase agreements, thereby decreasing the cash provided by investing activities during that period.

Net cash provided by financing activities was $114.2 million during the first nine months of 1997, as compared to net cash used of $306.3 million during the same period of 1996. In 1997, cash provided by financing activities was positively impacted by the Company's receipt of proceeds of $296.3 million from the issuance of Capital Securities. In addition, cash payments, net of interest credited, on net withdrawals from GICs decreased $221.4 million to $327.4 million in the first nine months of 1997 compared to the same period in 1996. These items were partially offset by reduced proceeds from short-term debt financing of $144.1 million. During 1996, the Company increased its short-term debt in order to finance additions to the investment portfolio and maximize investment earnings.

In June 1997, the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") providing for a $225 million revolving line of credit that expires on December 15, 1997. Borrowings under the line of credit will be unsecured and will bear interest at a rate per annum equal to, at the Company's option, Chase's base rate or the eurodollar rate plus an applicable margin. The credit agreement requires the Company to comply with certain financial ratios. As of September 30, 1997, the Company had borrowed $140.0 million under the line of credit provided by this credit agreement.

On February 3, 1997, AFC Capital Trust ("The Trust"), a wholly-owned subsidiary business trust of AFC, issued $300 million Series A Capital Securities, which pay cumulative distributions at a rate of 8.207% semiannually commencing August 15, 1997. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in an equivalent amount of 8.207% Junior Subordinated Deferrable Interest Debentures due 2027 of AFC (the "Subordinated Debentures"). Through certain guarantees, the Subordinated Debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the Trust under the Capital Securities. Net proceeds from the offering of approximately $296.3 million funded a portion of the July 16, 1997 acquisition of the 24.2 million publicly held shares of Allmerica P&C. On August 7, 1997, AFC and the Trust exchanged the Series A Capital Securities for a like amount of Series B Capital Securities and related guarantees which are registered under the Securities Act of 1933 as required under the terms of the initial transaction.

AFC has sufficient funds at the holding company or available through dividends from FAFLIC and Allmerica P&C to meet its obligations to pay interest on the Senior Debentures, Subordinated Debentures and dividends, when and if declared by the Board of Directors, on the common stock. Whether the Company will pay dividends in the future depends upon the costs of administering a dividend program as compared to the benefits conferred, and upon the earnings and financial condition of AFC.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. FAFLIC and Allmerica P&C have $100.0 million and $40.0 million, respectively, under various committed short-term lines of credit. At September 30, 1997, no amounts were outstanding and $80.0 million and $12.1 million were available for borrowing by FAFLIC and Allmerica P&C, respectively. FAFLIC and Allmerica P&C had $20.0 million and $28.0 million, respectively, of commercial paper borrowings outstanding at September 30, 1997. In addition, FAFLIC and AFLIAC had no repurchase agreements outstanding as of September 30, 1997, as compared to $249.4 million outstanding at September 30, 1996. The repurchase agreements in 1996 were used to delay sales of investments.

Recent Developments

On October 23, 1997, Standard & Poor's changed its claims-paying ability ratings for FAFLIC and AFLIAC to AA- (Excellent) from A+ (Good).

In late July 1997, a lawsuit was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation and related claims in the sale of life insurance policies. In October 1997, plaintiffs voluntarily dismissed the Louisiana suit and refiled the action in Federal District Court in Worcester, Massachusetts. The plaintiffs seek to be certified as a class. The case is in early stages of discovery and the Company is evaluating the claims. Although the Company believes it has meritorious defenses to the plaintiff's claims, there can be no assurance that the claims will be resolved on a basis which is satisfactory to the Company.

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

The merger of Allmerica P&C and a wholly-owned subsidiary of the Company was consummated on July 16, 1997. Through the merger, the Company acquired all of the outstanding common stock of Allmerica P&C that it did not already own in exchange for cash of $425.6 million and approximately 9.7 million shares of AFC stock. Pursuant to the merger, each outstanding share of Allmerica P&C Common Stock, other than those shares owned by the Company or its subsidiaries, became a right to receive $17.60 in cash, without interest, and 0.4 shares of AFC Common Stock, resulting in the issuance of approximately 9.7 million shares of AFC Common Stock. On July 15, 1997, the Certificate of Incorporation of Allmerica P&C was amended and restated to authorize a class B common stock of Allmerica P&C, $5.00 par value.
Each share of Allmerica P&C Common Stock owned by the Company or its subsidiaries was exchanged for one share of Class B Common Stock immediately prior to the consummation of the merger.

The merger has been accounted for as a purchase. Total consideration of approximately $798.1 million has been allocated to the minority interest in the assets and liabilities based on estimates of their fair values.
The minority interest acquired totaled $703.5 million. A total of $90.6 million, representing the excess of the purchase price over the fair values of the net assets acquired, net of deferred taxes, has been allocated to goodwill and is being amortized over a 40-year period.

On April 14, 1997, the Company entered into an agreement in principle to transfer the Company's individual disability income under a 100% coinsurance agreement to Metropolitan Life Insurance Company. The coinsurance agreement became effective October 1, 1997. The transaction has resulted in the recognition of a $53.9 million pre-tax loss in the first quarter of 1997.

Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes", "anticipated", "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2 to the Company's
Annual Report on Form 10-K for the period ended December 31, 1996.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather;
(ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, liabilities related to tobacco products, and tax treatment of insurance products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers;
(vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poors, A.M. Best, and Duff & Phelps; (xiv) lower appreciation on and decline in value of managed investments, resulting in reduced variable products, assets and related fees; and (xv) claims relating to sales practices for insurance products.

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


                 Allmerica Financial Corporation
                            Registrant



Dated    November 13, 1997
                                    /s/ John F. O'Brien
                                    John F. O'Brien
                                    President and Chief Executive Officer

Dated    November 13, 1997
                                    /s/ Edward J. Parry III
                                    Edward J. Parry III
                                    Vice President, Chief Financial
                                    Officer, and Treasurer

                            EXHIBIT INDEX


Exhibit Number     Exhibit                                        Page
11                 Statement regarding computation of per
                   share earnings                                   39

27                 Financial Data Schedule                           -




