Form 10-K
period 1997-12-31
ALLMERICA FINANCIAL CORP
filed 1998-03-27
CIK 944695

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

  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

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

   Title of each class of securities    Name of Exchange on which Registered
COMMON STOCK, $.01 PAR VALUE, TOGETHER
      WITH STOCK PURCHASE RIGHTS

                                               NEW YORK STOCK EXCHANGE
   7 5/8% SENIOR DEBENTURES DUE 2025           NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sales price of March 13, 1998 the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant was $3,315,209,036.

  The number of shares outstanding of the registrant's common stock, $.01 par value, was 59,979,641 shares outstanding as of March 13, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Allmerica Financial Corporation's Annual Report to Shareholders for 1997 are incorporated by reference in Parts I, II, and IV. Portions of Allmerica Financial Corporation's Proxy Statement of Annual Meeting of Shareholders to be held May 12, 1998 are incorporated by reference in Part III.

                 Total number of pages, including cover page:

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

                                    ITEM I

                                   BUSINESS

ORGANIZATION

  Allmerica Financial Corporation ("AFC" or the "Company") is a non-insurance holding company organized as a Delaware corporation in 1995. The consolidated financial statements of AFC include the accounts of First Allmerica Financial Life Insurance Company ("FAFLIC"), its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries) and Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance holding company).

  Allmerica P&C and a wholly-owned subsidiary of the Company merged on July 16, 1997. Through the merger, the Company acquired all of the outstanding common stock of Allmerica P&C that it did not already own in exchange for cash of $425.6 million and approximately 9.7 million shares of AFC stock valued at $372.5 million. Total consideration was allocated to the minority interest in the assets and liabilities based on their fair values. The minority interest acquired totaled $703.5 million. A total of $90.6 million, representing the fair values of the net assets acquired, net of deferred taxes, has been allocated to goodwill and is being amortized over a 40-year period.

  On February 3, 1997, AFC Capital Trust (the "Trust"), a subsidiary business trust of AFC, issued $300.0 million Series A Capital Securities, which pay cumulative dividends at a rate of 8.207% semiannually commencing August 15, 1997. The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in an equivalent amount of 8.207% Junior Subordinated Deferrable Interest Debentures due 2027 of AFC (the "Subordinated Debentures"). Through certain guarantees, the Subordinated Debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the Trust under the Capital Securities. Net proceeds from the offering of approximately $296.3 million funded a portion of the aforementioned acquisition of the 24.2 million publicly held shares of Allmerica P&C. On August 7, 1997, AFC and the Trust exchanged the Series A Capital Securities for a like amount of Series B Capital Securities and related guarantees which are registered under the Securities Act of 1933 as required under the terms of the initial transaction.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company offers financial products and services in two major areas: Risk Management and Retirement and Asset Accumulation. Within these broad areas, the Company operates principally in five operating segments. These segments are Regional Property and Casualty; Corporate Risk Management Services ("CRMS"); Allmerica Financial Services ("AFS"); Institutional Services; and Allmerica Asset Management ("AAM"). In addition to the five operating segments, the Company also has a Corporate segment, which consists primarily of cash, investments, corporate debt and Capital Securities.

  Information with respect to each of the Company's segments is included in "Segment Results" on pages 30-40 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 14 on page 70 of the Notes to the Consolidated Financial Statements included in the 1997 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

DESCRIPTION OF BUSINESS BY SEGMENT

  Following is a discussion of each of the Company's five operating segments.

RISK MANAGEMENT

REGIONAL PROPERTY AND CASUALTY

 General

  The Company's Regional Property and Casualty segment is composed of its wholly-owned subsidiary, Allmerica P&C, which consists of The Hanover Insurance Company ("Hanover") and Hanover's 82.5%-owned subsidiary, Citizens Corporation ("Citizens"). For the year ended December 31, 1997, the Regional Property and Casualty segment accounted for approximately $2,275.3 million, or 67.0%, of consolidated revenues and approximately $158.2 million, or 52.2%, of consolidated income before taxes. The Company primarily underwrites personal and commercial property and casualty insurance through this segment, with Hanover's principal operations located in the Northeast and Citizens' in Michigan. Both Hanover and Citizens have an historically strong regional focus and both place heavy emphasis on underwriting profitability and loss reserve adequacy. As of December 31, 1996, according to A.M. Best, the Regional Property and Casualty segment ranks as one of the 30 largest property and casualty insurance groups in the United States based on net premiums written.

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

  In 1996, the Company, in the Regional Property and Casualty segment, began the process of consolidating certain operations of Hanover and Citizens which are intended to achieve process improvements and efficiencies in operations. These operations include claims, finance, policy processing and administrative functions. In 1997, Citizens upgraded its claims processing automation and consolidated many of its Michigan claims offices into a regional claims center based in Howell. At Hanover, claim office consolidation also occurred into central locations reducing the number of offices from twenty-eight to nineteen. Additionally, Citizens increased claim draft authority for its agents and implemented a network of auto repair facilities to streamline damage appraisal and repair. Citizens and Hanover also began reengineering its processing of commercial lines business, redefining underwriting roles and providing more authority to agents to price and bind standard accounts.

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

  Both Hanover and Citizens also offer a variety of other products, such as inland marine, fire, and fidelity and surety insurance. The Company, through the Regional Property and Casualty segment, provides self-insurance administration services for individual and group risks and writes excess reinsurance coverage for the self-insurance programs it administers through its wholly-owned subsidiary, Citizens Management, Inc.

  Hanover's Amgro, Inc. ("Amgro"), is an insurance premium finance company which provides short-term installment loans to small and medium-sized businesses that do not wish to prepay property and casualty insurance premiums. In exchange for advancing full policy premiums to the insurance carrier or its agent, the insured executes a promissory note with Amgro which enables Amgro to cancel the insurance and receive the unearned premium in the event of default in payment by the insured. Amgro also offers loans to independent agencies at competitive rates.

 Customers, Marketing and Distribution

  Through its property and casualty insurance subsidiaries, the Company is licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia. Hanover's business is concentrated in the Northeast, primarily Massachusetts, New York, New Jersey and Maine. Citizens' business is predominantly in Michigan and continues to expand into Indiana and Ohio.

  The Company markets property and casualty insurance products through approximately 2,500 independent insurance agencies and seeks to establish long-term relationships with larger, well-established agencies. In selecting agencies for new appointments, the Company considers the following criteria: a record of profitability and financial stability, an experienced and professional staff, a marketing plan for future growth and a succession plan for management. Once appointed, each agency's performance is carefully monitored.

  Since the Company offers property and casualty insurance products predominately through independent agents, fostering a close, supportive relationship with each agency is critical to the continued growth of the business. The Company, in the Regional Property and Casualty segment, compensates agents based on profitability, in addition to regular commission. This practice motivates its agents to write policies for customers with above-average profit characteristics. By offering its independent agents a consistent source of products demanded by the agents' customers, the Company believes that an increasing number of its agents will rely on it as their principal supplier of insurance products. The Regional Property and Casualty segment has implemented a number of programs designed to strengthen its relationship with its agencies. These initiatives include the formation of a National Agency Advisory Council at Hanover, and a Regional Agents Advisory Council at Citizens, consisting of agent representatives. These councils seek to coordinate marketing efforts, support implementation of the Company's strategies and enhance local market presence. Citizens' position as a principal provider with many of its agencies is evidenced by its high average premiums written per agency of approximately $1.6 million in 1997 in Michigan.

  Over the past few years, Hanover has begun to exploit the benefits of worksite marketing as a distribution channel for personal property and casualty lines. This worksite distribution channel offers discounted insurance products that are individually written to employees and members of organizations which have established a marketing agreement with the Company. Management believes that advantages of competitive pricing, effective consumer awareness campaigns at sponsoring organizations, the convenience of payroll deducted premiums and word of mouth advertising will contribute to the effectiveness of the worksite distribution channel. Also, the Company, through the Regional Property and Casualty segment, is exploring sales through banks and electronic commerce. Additionally, the Company expects to be well positioned to integrate other insurance products offered by other subsidiaries of AFC in order to maximize corporate worksite marketing relationships.

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

  Hanover

  Hanover accounted for approximately $1,097.8 million, or 56.2%, of the Regional Property and Casualty segment's consolidated net premium earned in 1997. Hanover's products are marketed through independent agencies which provide specialized knowledge of property and casualty products, local market conditions and targeted customer characteristics.

  Hanover seeks to pursue measured growth in existing markets through local management operations that apply extensive knowledge of markets to offer competitive products and services. Hanover also seeks to increase operating efficiencies through centralized strategic planning, marketing and administrative support functions and increased use of sophisticated risk selection and operational technologies. During 1997, the Company completed the process of consolidating certain operations of Hanover and Citizens which is intended to achieve process improvements and efficiencies in operations. These operations include claims, finance, policy processing and administration functions.

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

  Although Hanover's strategic planning and certain of its administrative functions are centralized in the home office, the Company is committed to maintaining the local market presence afforded by Hanover's eleven branch/sales underwriting offices. These branches provide knowledge of local regulatory and competitive conditions, and have developed close relationships with Hanover's independent agents, who provide specialized knowledge of property and casualty products, local market conditions and target market characteristics. Hanover believes that the selection of attractive markets in which to pursue profitable growth depends upon maintaining its local market presence to enhance underwriting results and identify favorable markets.

  In 1997, Hanover reached an agreement with Travelers Property Casualty to facilitate Travelers' writing of certain Hanover Insurance policies, as they expire, in Alabama, California, Kansas, Mississippi, Missouri, Texas and Vermont. In these seven states, Hanover has approximately 250 agents generating approximately $90 million in premium annually. Hanover has ceased writing substantially all personal and commercial policies in these states except for employer and association-sponsored group property and casualty business, surety bonds and specialty program commercial policies. The plan was conditioned upon the appropriate regulatory approval in each state. The Company has received substantially all of the appropriate regulatory approvals as of December 31, 1997.

  Citizens

  Citizens accounted for approximately $855.3 million, or 43.8%, of the Regional Property and Casualty segment's consolidated net premium earned in 1997. Citizens' products are also marketed through independent agencies which provide specialized knowledge of property and casualty products, local market conditions and targeted customer characteristics.

  Citizens seeks to pursue profitable growth in existing markets by establishing long-term relationships with larger, well-established agencies. To solidify its relationship with higher quality agents, Citizens offers enhanced profit sharing agreements, recognition awards and maintains local presence through five branch offices and three claims offices in Michigan, Indiana and Ohio. In addition, Citizens continues to maintain long-term pricing and underwriting integrity to remain a stable market for the independent agents.

  In 1997, Citizens completed the process of consolidating certain operations with Hanover to achieve process improvements and efficiencies in operations including claims, finance, policy processing and administrative functions. Additionally, during 1997 Citizens relocated many of its claims functions to a regional office in Michigan to provide for better client service and gain operational efficiencies.

  Citizens has been successful in developing and marketing groups in both personal and commercial segments that are tailored for members of associations, financial institutions and employers in Michigan, Indiana and Ohio. The organizations may choose to make Citizens' programs available to their members or employees based on an evaluation of Citizens' rates, service and regulation, but each risk is individually underwritten and each customer is issued a separate policy. Associations and organizations receive no payment for making Citizens' franchise programs available to their members or employees. As of December 31, 1997, Citizens had approximately 144 group programs in-force, 114 of which were in personal lines and 30 of which were in commercial lines. Revenue from personal and commercial lines groups accounts for nearly 50 percent of Citizens' total premium volume.

  Citizens continues its use of agency-company interface ("ACI") technology, which enables agents to electronically submit personal lines policies for review and rating. In addition, agents are authorized to bind Citizens on risks. The agents are guided by Citizens' written underwriting rules and practices. These rules and practices set forth eligibility rules for various policies and coverages, unacceptable risks, and maximum and minimum limits of liability. Violation of these rules and practices is grounds for termination of the agency's contract to represent Citizens.

 Residual Markets and Pooling Arrangements

  As a condition of its license to do business in various states, the Company is required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will write them voluntarily. The Company's participation in such shared markets or pooling mechanisms is generally proportional to the Regional Property and Casualty segment's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. The Company incurred an underwriting loss from participation in such mechanisms, mandatory pools and underwriting associations of $12.9 million, $5.3 million and $2.8 million in 1997, 1996 and 1995 relating primarily to coverages for personal and commercial automobile, personal and commercial property, and workers' compensation. The increase in the underwriting loss is primarily related to Hanover's participation in the Massachusetts Commonwealth Automobile Reinsurers ("CAR") pool which is consistent with the rate decrease and higher actual loss activity experienced in the overall Massachusetts automobile market.

  Assigned Risk Plans

  Assigned risk plans are the most common type of shared market mechanism. Many states, including Massachusetts, Illinois, New Jersey and New York operate assigned risk plans. The plan assigns applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant's state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy were voluntarily written.

  Reinsurance Facilities and Pools

  Reinsurance facilities are currently in operation in various states that require an insurer to write all applications submitted by an agent. As a result, an insurer could be writing policies for applicants with a higher risk of loss than it would normally accept. The reinsurance facility allows the insurer to cede this high risk business to the reinsurance facility, thus sharing the underwriting experience with all other insurers in the state. If a claim is paid on a policy issued in this market, the facility will reimburse the insurer. Typically, reinsurance facilities operate at a deficit, which is then recouped by levying assessments against the same insurers.

  A type of reinsurance mechanism that exists in New Jersey, The New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF"), covers no-fault first party medical losses in excess of $0.8 million. All automobile insurers in this state are required to participate in the reinsurance mechanism. Insurers are reimbursed for their covered losses in excess of the threshold. Funding for this fund comes from assessments against automobile insurers based upon their proportionate market share of the state's automobile liability insurance market. The NJUCJF currently has an unfunded liability for future payment years. It calculates assessments against insurers on the basis of a two-year cash flow analysis.

  At December 31, 1997, CAR was the only reinsurer which represented 10% or more of the Regional Property and Casualty segment's reinsurance business. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to CAR. Net premiums earned and losses and loss adjustment expenses ceded to CAR for the years ended December 31, 1997, 1996 and 1995 were $32.3 million and $28.2 million, $38.0 million and $21.8 million, and $49.1 million and $33.7 million, respectively.

  The Company ceded to the Michigan Catastrophic Claims Association ("MCCA") premiums earned of $9.8 million, $50.5 million and $66.8 million in 1997, 1996 and 1995, respectively. Losses and loss adjustment expenses ceded in 1997, 1996 and 1995 were $(0.8) million, $(52.9) million and $62.9 million, respectively. The decrease in earned premiums ceded to MCCA reflects a reduction in premiums charged per policyholder by MCCA. In 1997 and 1996, the MCCA's favorable development on prior year reserves exceeded the losses and LAE incurred during the year.

  At December 31, 1997 and 1996, the Company, in the Regional Property and Casualty segment, had reinsurance recoverable on paid and unpaid losses from CAR of $45.7 million and $57.6 million and from MCCA of $280.2 million and $292.0 million, respectively. Management believes that in the current regulatory climate, the Company, in the Regional Property and Casualty segment, is unlikely to incur any material loss or become unable to pay claims as a result of nonpayment of amounts owed to it by CAR, because CAR is a mandated pool supported by all insurance companies licensed to write automobile insurance in the Commonwealth of Massachusetts. In addition, the MCCA (i) is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, (iii) all amounts owed to the Company by the MCCA have been paid when due, and (iv) the MCCA is supported by assessments permitted by statute.

  Reference is made to Note 16 on pages 71 and 72 and Note 20 on pages 74 and 75 of the Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

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

  Other Mechanisms

  The principal shared market mechanisms for property insurance are the Fair Access to Insurance Requirements Plans ("FAIR Plans"), the formation of which was required by the federal government as a condition to an insurer's ability to obtain federal riot reinsurance coverage following the riots and civil disorder that occurred during the 1960's. These plans, created as mechanisms similar to automobile assigned risk plans, were designed to increase the availability of property insurance in urban areas. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The individual state FAIR Plans are created pursuant to statute or regulation. The property shared market mechanisms provide basic fire insurance and extended coverage protection for dwellings and certain commercial properties that could not be insured in the voluntary market. A few states also include a basic homeowners form of coverage in their shared market mechanism.

  With respect to commercial automobile coverage, another pooling mechanism, a Commercial Auto Insurance Plan ("CAIP"), uses a limited number of servicing carriers to handle assignments from other insurers. The CAIP servicing carrier is paid a fee by the insurer who otherwise would be assigned the responsibility of handling the commercial automobile policy and paying claims. Approximately 40 states have CAIP mechanisms, including Connecticut, Illinois, New Hampshire, Maine, New Jersey and Rhode Island.

 Competition

  The property and casualty industry is highly competitive among national agency companies, direct writers, and regional and local insurers on the basis of both price and service. Many of these companies are larger and have greater financial and technical resources than Hanover and Citizens. National agency companies sell insurance through independent agents and usually concentrate on commercial lines of property and casualty insurance. Direct writers, including those with exclusive agent representation, dominate the personal lines of property and casualty insurance and operate on a national, regional or single state basis. Regional and local companies sell through independent agents in one or several states in the same region and usually compete in both personal and commercial lines. Hanover and Citizens market through independent agents and therefore compete with other independent agency companies for business in each of the agencies representing them.

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

  During the past few years, the competitive environment in Massachusetts has increased substantially. Approximately 34% of Hanover's personal automobile business is currently written in this state. Effective January 1, 1998 and January 1, 1997, Massachusetts personal automobile rates decreased 4.0% and 6.2%, respectively, as mandated by the Massachusetts Division of Insurance. In 1995, the Massachusetts Division of Insurance began to allow sponsoring organizations to receive discounts on their auto insurance. Today, Hanover currently offers more than 100 group programs throughout the state, including a large group plan in the state with approximately 347,000 eligible members. In 1997, Hanover began offering a 10% discount on automobile insurance for its safest drivers. As a result, policyholders have the ability to reduce their insurance premiums by as much as 20% by combining "safe driver" and "group" discounts. Management has implemented these discounts in an effort to retain the Regional Property and Casualty segment's market share in Massachusetts. These discounts, together with mandated rate decreases, may unfavorably impact premium growth in Massachusetts.

  In Michigan, Citizens competes in personal lines with a number of direct writers and regional and local companies, several of which are larger than Citizens. Citizens is the largest writer of property and casualty insurance in Michigan through independent agents. Citizens' principal competition in the Michigan homeowners line is from direct writers, including State Farm Group. Citizens also faces competition from the two largest direct writers in Michigan, Auto Club Michigan Group and State Farm Group, in the personal automobile line. In February 1996, an amendment to the Essential Insurance Act became effective in Michigan. This amendment eliminates personal automobile and homeowners insurance territorial rating restrictions and limits merit ratings for automobile policies. This new legislation has removed barriers to entrance into the market for national agency companies, which have not been significant competitive forces in Michigan in the personal lines of property and casualty insurance in previous years. This was, in part, due to Michigan's prior insurance regulatory environment which required such companies to develop and implement special incentive programs designed to encourage agents to identify and sell insurance to individuals with lower risk profiles consistent with the constraints of Michigan law. Although the Company believes that this new legislation will encourage national companies to return or enter into the state, the Company has not assessed the impact of this law.

  Citizens faces commercial lines competition principally from national agency companies, and regional and local companies, many of which have financial resources substantially greater than those of Citizens. Citizens is the second leading writer in Michigan in its three primary commercial lines combined: commercial automobile, workers' compensation, and commercial multiple peril. The commercial industry has been in a downturn over the past several years due primarily to price competition. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of excess capacity in the industry. The current commercial lines market is extremely competitive due to a continuing soft market in which capacity is high and prices are low. Because of the commitment at both Hanover and Citizens to focus on underwriting profitability and a refusal to write business at inadequate prices, this highly competitive commercial lines market has impacted the Regional Property and Casualty segment's growth in commercial lines. In Michigan, Citizens workers' compensation line is the largest commercial line in terms of premiums written. Over the past few years, competition has caused Citizens to reduce workers' compensation insurance rates four times; 8.5%, 7.0%, 6.4% and 8.7% effective May 1, 1995, December 1, 1995, June 1, 1996, and March 1, 1997, respectively. In March 1997, Citizens introduced workers' compensation product and pricing alternatives, written through Citizens Insurance Company of Ohio and Citizens Insurance Company of the Midwest. These vehicles enable greater pricing flexibility, particularly for writing preferred risks in medium and large workers' compensation accounts. By the end of 1997, rate filings effective January 1, 1998 by companies indicated either small decreases for selected classes of business or even some rate increases.

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

  The Company, in the Regional Property and Casualty segment, seeks to achieve a target combined ratio in each of its product lines regardless of market conditions. This strategy seeks to achieve measured growth and consistent profitability on a continuing basis. The Company concentrates on its established major product lines, and accordingly, does not typically pursue the development of products with relatively unpredictable risk profiles. In addition, the Company utilizes its extensive knowledge of local markets, including knowledge of regulatory requirements, to achieve superior underwriting results. Hanover and Citizens rely on information provided by their local agents and both also rely on the knowledge of its staff in the local branch offices. As a regional company with significant market share, Citizens can apply its extensive knowledge and experience in making underwriting and rate setting decisions.

  Claims

  The Company employs experienced claims adjusters, appraisers, medical specialists, managers and attorneys in order to manage its claims. The Company, in the Regional Property and Casualty segment, has field claims staff strategically located throughout its operating territories. All claims staff members work closely with the agents to settle claims rapidly and cost-effectively.

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

  The Company, in the Regional Property and Casualty segment, utilizes claims processing technology which allows smaller and more routine claims to be processed at centralized locations. The Company expects that approximately 70% of its personal lines claims will be processed at these locations, thereby increasing efficiency and reducing operating costs.

  Citizens has instituted a program under which participating agents have settlement authority for many property loss claims. Based upon the program experience, the Regional Property and Casualty segment believes that this program contributes to lower LAE experience and to its higher customer satisfaction ratings by permitting the early and direct settlement of such small claims. Approximately 30.1% and 26.6% of the number of total paid claims reported to Citizens in the years ended December 31, 1997 and 1996, respectively, were settled under this program.

  Hanover and Citizens have increased usage of the managed care expertise of the Allmerica Financial's Corporate Risk Management Services segment in the analysis of medical services and pricing in the management of workers' compensation and medical claims on its automobile policies. Hanover and Citizens' use of this capability has demonstrated reduced costs and serves their customers more efficiently.

  Property and casualty insurers are subject to claims arising out of catastrophes which may have a significant impact on their results of operations and financial condition. The Regional Property and Casualty segment may experience catastrophe losses in the future which could have a material adverse impact on the Company. Catastrophes can be caused by various events including hurricanes, earthquakes, tornadoes, wind, hail, fires and explosions, and the incidence and severity of catastrophes are inherently unpredictable. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and business property insurance have in the past generated the vast majority of catastrophe-related claims.

 Reserve for Unpaid Losses and Loss Adjustment Expenses

  Reference is made to "Reserve for Losses and Loss Adjustment Expenses" on pages 34, 35 and 36 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1997 Annual Report to Shareholders, which is incorporated herein by reference.

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

  The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities ("Statutory Reserve") to reserves determined in accordance with generally accepted accounting principles ("GAAP Reserve") at December 31, as follows:

                                                      1997      1996     1995
                                                    --------  -------- --------
                                                          (IN MILLIONS)
   Statutory reserve for losses and LAE............ $2,047.2  $2,113.2 $2,123.0
   GAAP adjustments:
     Reinsurance recoverable on unpaid losses......    576.7     626.9    763.5
     Other(*)......................................     (8.5)      4.0      9.5
                                                    --------  -------- --------
   GAAP reserve for losses and LAE................. $2,615.4  $2,744.1 $2,896.0
                                                    ========  ======== ========

--------
(*) Primarily represents other statutory liabilities reclassified as loss adjustment expense reserves for GAAP reporting and purchase accounting adjustments.

 Analysis of Losses and Loss Adjustment Expenses Reserve Development

  The following table sets forth the development of net reserves for unpaid losses and LAE from 1987 through 1997 for the Company.

                    1997     1996     1995     1994     1993     1992     1991     1990      1989      1988      1987
                  -------- -------- -------- -------- -------- -------- -------- --------  --------  --------  --------
                                                (IN MILLIONS) YEAR ENDED DECEMBER 31,
Net reserve for
 losses and
 LAE(1).........  $2,038.7 $2,117.2 $2,132.5 $2,109.3 $2,019.6 $1,936.9 $1,772.4 $1,550.6  $1,326.3  $1,150.9  $1,008.0
Cumulative
 amount paid as
 of(2):
One year later
 ...............       --     732.1    627.6    614.3    566.9    564.3    569.0    561.5     521.1     465.3     384.3
Two years later
 ...............       --       --   1,008.3    940.7    884.4    862.7    888.0    874.5     820.2     725.3     616.4
Three years
 later .........       --       --       --   1,172.8  1,078.1  1,068.4  1,077.1  1,074.3   1,009.3     901.5     764.5
Four years later
 ...............       --       --       --       --   1,210.9  1,184.1  1,207.1  1,186.4   1,130.1   1,009.7     862.1
Five years later
 ...............       --       --       --       --       --   1,267.5  1,279.4  1,265.4   1,192.7   1,078.8     926.0
Six years later
 ...............       --       --       --       --       --       --   1,337.2  1,314.2   1,240.9   1,116.2     969.7
Seven years
 later .........       --       --       --       --       --       --       --   1,355.3   1,271.4   1,147.4     993.5
Eight years
 later .........       --       --       --       --       --       --       --       --    1,301.6   1,170.4   1,016.5
Nine years later
 ...............       --       --       --       --       --       --       --       --        --    1,192.5   1,034.6
Ten years
 later-- .......       --       --       --       --       --       --       --       --        --        --    1,052.0
Net reserve re-
 estimated as
 of(3):
End of year.....   2,038.7  2,117.2  2,132.5  2,109.3  2,019.6  1,936.9  1,772.4  1,550.6   1,326.3   1,150.9   1,008.0
One year later
 ...............       --   1,989.3  1,991.1  1,971.7  1,891.5  1,868.1  1,755.0  1,601.5   1,412.4   1,220.4   1,058.3
Two years later
 ...............       --       --   1,874.3  1,859.4  1,767.4  1,762.8  1,717.7  1,601.9   1,449.0   1,262.0   1,096.4
Three years
 later .........       --       --       --   1,780.3  1,691.5  1,703.3  1,670.8  1,614.3   1,471.7   1,290.2   1,125.3
Four years later
 ...............       --       --       --       --   1,676.3  1,658.9  1,654.1  1,597.6   1,484.7   1,312.3   1,155.1
Five years later
 ...............       --       --       --       --       --   1,637.3  1,634.6  1,594.3   1,482.3   1,322.1   1,175.2
Six years later
 ...............       --       --       --       --       --       --   1,630.6  1,588.7   1,486.9   1,328.6   1,188.5
Seven years
 later .........       --       --       --       --       --       --       --   1,593.1   1,488.4   1,340.7   1,201.2
Eight years
 later .........       --       --       --       --       --       --       --       --    1,552.1   1,403.7   1,215.4
Nine years later
 ...............       --       --       --       --       --       --       --       --        --    1,412.8   1,226.8
Ten years
 later..........       --       --       --       --       --       --       --       --        --        --    1,238.6
                  -------- -------- -------- -------- -------- -------- -------- --------  --------  --------  --------
(Deficiency)
 Redundancy,
 net(4,5,6).....  $    --  $  127.9 $  258.2 $  329.0 $  343.3 $  299.6 $  141.8 $  (42.5) $ (225.8) $ (261.9) $ (230.6)
                  ======== ======== ======== ======== ======== ======== ======== ========  ========  ========  ========

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

(4) In 1987, Hanover adopted a new actuarial-based reserve methodology designed to result in a more accurate reflection of underwriting trends and a more appropriate basis for assessing current reserve adequacy. The new method is based on groupings of claims using the period in which the accident occurred rather than loss experience in the financial reporting period. This method tracks the development of claims from a given accident period and provides management with continuous updates of losses incurred. Management believes that this change to actuarial reserving methodologies has resulted in improved reserve adequacy.
(5) Cumulative deficiency or redundancy at December 31, 1997 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.
(6) The following table sets forth the development of gross reserve for unpaid losses and LAE from 1992 through 1997 for the Company:

                                        YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                           1997     1996     1995     1994     1993      1992
                         -------- -------- -------- -------- --------- --------
                                             (IN MILLIONS)
Reserve for losses and
 LAE:
  Gross liability....... $2,615.4 $2,744.1 $2,896.0 $2,821.7  $2,717.3 $2,598.9
  Reinsurance
   recoverable..........    576.7    626.9    763.5    712.4     697.7    662.0
                         -------- -------- -------- -------- --------- --------
    Net liability....... $2,038.7 $2,117.2 $2,132.5 $2,109.3  $2,019.6 $1,936.9
                         ======== ======== ======== ======== ========= ========
One year later:
  Gross re-estimated
   liability............          $2,541.9 $2,587.8 $2,593.5  $2,500.5 $2,460.5
  Re-estimated
   recoverable..........             552.7    596.7    621.8     609.0    592.4
                                  -------- -------- -------- --------- --------
    Net re-estimated
     liability..........          $1,989.2 $1,991.1 $1,971.7  $1,891.5 $1,868.1
                                  ======== ======== ======== ========= ========
Two years later:
  Gross re-estimated
   liability............                   $2,427.7 $2,339.2  $2,333.3 $2,341.9
  Re-estimated
   recoverable..........                      553.5    479.8     565.9    579.1
                                           -------- -------- --------- --------
    Net re-estimated
     liability..........                   $1,874.2 $1,859.4  $1,767.4 $1,762.8
                                           ======== ======== ========= ========
Three years later:
  Gross re-estimated
   liability............                            $2,227.0  $2,145.5 $2,257.3
  Re-estimated
   recoverable..........                               446.8     454.0    554.0
                                                    -------- --------- --------
    Net re-estimated
     liability..........                            $1,780.2  $1,691.5 $1,703.3
                                                    ======== ========= ========
Four years later:
  Gross re-estimated
   liability............                                     $2,102.0  $2,168.2
  Re-estimated
   recoverable..........                                         425.7    509.3
                                                             --------- --------
    Net re-estimated
     liability..........                                     $1,676.3  $1,658.9
                                                             ========= ========
Five years later:
  Gross re-estimated
   liability............                                               $2,027.3
  Re-estimated
   recoverable..........                                                  390.0
                                                                       --------
    Net re-estimated
     liability..........                                               $1,637.3
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

The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. The Company, in the Regional Property and Casualty segment, has reinsurance for casualty business.

  Under the 1997 casualty reinsurance program, the reinsurers are responsible for 100% of the amount of each loss in excess of $0.5 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Amounts in excess of $60.5 million are retained 100% by the Company.

  Under the 1997 catastrophe reinsurance program Hanover retains the first $25.0 million of loss per occurrence and all amounts in excess of $180.0 million, 55% of all aggregate loss amounts in excess of $25.0 million up to $45.0 million, and 10% of all aggregate loss amounts in excess of $45.0 million up to $180.0 million. Citizens retains 5% of losses in excess of $10.0 million, up to $25.0 million, and 10% of losses in excess of $25.0 million up to $180.0 million. Amounts in excess of $180.0 million are retained 100% by Citizens. In 1996, Citizens had additional catastrophe coverage which reinsured 90% of $5.0 million for aggregated catastrophe losses in excess of $5.0 million which individually exceed $1.0 million. In 1997 and 1996, the Company, in the Regional Property and Casualty segment, recovered $1.2 million and $4.6 million on its catastrophe coverage, respectively. In 1995, the Company, in the Regional Property and Casualty segment did not exceed the minimum catastrophe levels.

  Effective January 1, 1998, the Company, in the Regional Property and Casualty segment, modified its catastrophe reinsurance program to include a higher retention. Under the 1998 catastrophe reinsurance program, the Company retains the first $45.0 million. For losses in excess of $45.0 million and up to $180.0 million, the Company, in the Regional Property and Casualty segment, retains 10% of the loss. Amounts in excess of $180.0 million are retained 100% by the Company, in the Regional Property and Casualty segment. The casualty reinsurance program for 1998 is consistent with the program utilized in 1997.

  The Company, in the Regional Property and Casualty segment, cedes to reinsurers a portion of its risk and pays a fee based upon premiums received on all policies subject to such reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

  The Company, in the Regional Property and Casualty segment, is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include CAR and MCCA.

  The reserve for losses and loss adjustment expenses at December 31, 1997 and 1996 is shown gross of recoverable on unpaid losses of $576.7 million and $626.9 million, respectively. The decrease in the reinsurance recoverable on unpaid losses is primarily attributable to an overall decrease in reinsurance activity at both Hanover and Citizens. The decrease at Hanover is specifically related to a decrease in ceded losses on its servicing carrier business. The decrease at Citizens in 1997 is due to the MCCA's favorable development on prior year reserves exceeding the losses and LAE incurred during the current year. The aggregate losses and LAE ceded have no impact on the Company's consolidated statements of income. Losses and LAE ceded were $120.6 million, $2.2 million and $229.1 million in 1997, 1996 and 1995, respectively. Earned premiums ceded were $195.1 million, $232.6 million and $296.2 million in 1997, 1996 and 1995, respectively.

  Reference is made to "Reinsurance" in Note 16 on pages 71 and 72 of the Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders, which is incorporated herein by reference.

  Reference is also made to "Reinsurance Facilities and Pools" on pages 7 and 8 of this Form 10-K which is incorporated herein by reference.

CORPORATE RISK MANAGEMENT SERVICES

 General

  The Corporate Risk Management Services segment provides managed care medical group insurance products and administrative services as well as other group insurance coverages, such as group life, dental and disability products, to corporate employers. As of December 31, 1997, this segment insured and/or provided administrative services to the employee benefit plans of over 2,700 employers covering 630,467 employee lives. For the year ended December 31, 1997, this segment accounted for approximately $396.1 million, or 11.7%, of consolidated revenues and $19.3 million, or 6.4%, of consolidated income before taxes.

  The Company's strategy emphasizes risk sharing and administrative services only arrangements rather than traditional indemnity medical insurance products. The Company's risk sharing arrangements consist of providing stop-loss indemnity insurance coverage for self-insured employers with 100 to 5,000 employees together with managed care and administrative services for coverage provided by the employer and the Company. This risk sharing approach enables the Company to provide more managed care, administrative and other services with less exposure to losses than traditional indemnity medical insurance. In addition, by emphasizing risk sharing and administrative service arrangements, the segment has demonstrated more stable profitability by decreasing its exposure to unpredictable increases in health care costs.

  The Company continues to leverage the CRMS segment's managed care and claims management expertise to capitalize on opportunities with its Regional Property and Casualty segment affiliates. Legislation in many states permits the cost containment approaches that have been used to manage employee medical and disability costs to be applied to control workers' compensation and the medical component of automobile insurance. In response, the Company has utilized CRMS' expertise in medical management and claims processing for its Regional Property and Casualty segment's workers' compensation business and the medical component of its automobile insurance business. Health care and other claims professionals ensure that appropriate medical care is provided to insureds and that bills from health care providers are reasonable. This integrated managed care and claims adjudication system now manages medical claims covered by workers' compensation, automobile insurance and health benefit plans. The Company's capability of providing 24-hour managed care to effectively manage claims for both casualty and health benefit products has demonstrated reduced costs, serves its customers more efficiently and is a competitive advantage.

  In addition, the Company is focusing on its integrated claims handling and claims management services provided to employers through its MedCompONE product. MedCompONE is a totally integrated claim management program designed to minimize the overall costs of occupational and non-occupational illness and injury. MedCompONE can be provided as a service only agreement or in conjunction with the Company's stop loss or fully insured indemnity coverage.

  The Company is also emphasizing the CRMS segment's group life, dental and disability products. These lines of coverage have historically provided more stable profitability for the Company than medical coverages, by decreasing the Company's exposure to unpredictable increases in health care costs and the underlying risks which are assumed by employers. In order to enhance sales of these products, each product is available as part of a full service package or on a stand-alone basis. On January 1, 1998, the Company assumed a block of the Affinity Group Underwriter business consisting of life, disability, and medical coverages written and administered through several Third Party Administrators ("TPAs") in order to expand the marketing possibilities for CRMS' life and health and property and casualty products.

 Health Care Regulation and Reform

  There continue to be a number of legislative and regulatory proposals introduced at the federal and state level to reform the current health care system. At the federal level, recent proposals have focused on managed care reform, and patient protection and advocacy. State and federal legislation adopted over the past few years generally limits the flexibility of insurers with respect to underwriting practices for small employer plans that contain less than 50 employees, provides for crediting previous coverage for the purposes of determining pre-existing conditions, and limits the ability to medically underwrite individual risks in the group market. In addition, several states have enacted managed care reform legislation which may change managed care programs. While future legislative activity is unknown, it is probable that limitations on insurers that utilize managed care programs or market health insurance to small employers will continue. However, the Company's rating, underwriting practices, and managed care programs are consistent with the objectives of current reform initiatives. For example, the Company does not experience rate small cases, nor does it refuse coverage to eligible individuals because of medical histories. Also, its managed care programs provide for coverage outside of the preferred network and allow for open communication between a doctor and his/her patient. Because of its emphasis on managed care and risk sharing partnerships, management believes that it will continue to be able to operate effectively in the event of further reform, even if specific states expand the existing limitations.

  The Company believes that the proposed federal and state health care reforms would, if enacted, substantially expand access to and mandate the amounts of health care coverage while limiting or eliminating insurer's flexibility and restrict the profitability of health insurers and managed care providers. The Company cannot predict whether any of the current proposals will be enacted or access the particular impact such proposals may have on the Company's Corporate Risk Management Services' business.

 Products

  The following table summarizes premiums by product line for the CRMS segment for the years ended December 31.

                                                            1997   1996   1995
                                                           ------ ------ ------
                                                              (IN MILLIONS)
   Health
     Medical
       Fully insured...................................... $ 41.9 $ 40.6 $ 44.6
       Risk sharing.......................................   81.1   83.2   83.0
     Dental
       Fully insured......................................   30.0   21.3   13.1
       Risk sharing.......................................    2.4    2.7    2.8
     Short-term disability
       Fully insured......................................    6.8    6.5    5.5
       Risk sharing.......................................    0.3    0.5    0.5
     Long-term disability
       Fully insured......................................    9.2    8.5    9.0
   Reinsurance assumed (1)................................   69.3   57.5   44.9
   Stop loss (2)..........................................   31.0   26.4   21.4
                                                           ------ ------ ------
   Total health...........................................  272.0  247.2  224.8
   Accidental death & dismemberment.......................    5.3    5.0    4.5
   Other reinsurance assumed..............................    5.5    0.4    1.1
   Life...................................................   50.2   50.3   42.3
                                                           ------ ------ ------
   Total CRMS premiums.................................... $333.0 $302.9 $272.7
                                                           ====== ====== ======
   ASO (3)................................................ $ 27.6 $ 23.8 $ 18.7
                                                           ====== ====== ======
   Total premiums and premium equivalents................. $936.3 $884.3 $786.1
                                                           ====== ====== ======

--------
(1) Represents special risk arrangements whereby the Company assumes a limited amount of risk by participating in a pool administered by a third party. Such arrangements provide insurance coverage to companies for certain high limit and excess loss risks.

(2) Represents premiums primarily related to customized products sold to customers providing for stop loss coverage only or in conjunction with administrative services.
(3) Administrative services only ("ASO") fees are included in other income in the financial information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Shareholders, which is incorporated herein by reference.

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

 Other Group Coverage

  The Company's group life, accidental death and dismemberment ("AD&D"), disability and dental products are offered in conjunction with medical insurance coverages or as stand alone products. The Company offers features in its group life insurance which include fixed or variable pricing, or traditional and supplemental contributory group term life insurance. AD&D insurance may be included with group term life insurance to pay additional amounts for losses due to an accident. The Company offers weekly disability income insurance to cover employees for loss of wages during a short period of disability, long term disability insurance either with weekly coverage or on a stand-alone basis and dental insurance for preventive and diagnostic services, routine restorative services and major restorative services.

 Special Risk Arrangements

  The Company also provides other special risk arrangements, often taking a limited share of the risk through reinsurance pools (administered through TPAs or managing general underwriters), to spread risk and limit exposure in each arrangement. These programs provide a variety of insurance coverages, including high limit AD&D, high limit disability income, excess loss medical reinsurance for self-funded plans, organ transplant, occupational accident and travel accident.

 Traditional Products

  The Company offers full indemnity products for medical, surgical and hospital expense coverage resulting from illness or injury. Many options are available for deductible amounts and coinsurance levels.

 Marketing

  The Company sells its CRMS segment's products and services primarily through approximately 40 sales representatives employed by the Company. These representatives assist independent producers (for example, agents, brokers and consultants who represent the purchasers of the Company's products) in the marketing of these products, and provide assistance with plan design issues and ongoing service.

  The Company continues to expand distribution through growth and leverage of its existing non-traditional distribution channels. The Company focuses on three distribution channels to enhance the growth of its non-medical insurance coverages. First, the Company is capitalizing on its special risk arrangements with TPAs to promote sales of group life and disability coverages. Second, the Company continues to form strategic alliances with Health Maintenance Organizations ("HMOs") and other managed care entities to distribute group life, disability and dental plans. Third, the Company is building cross-marketing programs with other segments to capitalize on divisional distribution systems and products already in place.

 Reinsurance

  The Company purchases reinsurance for the CRMS segment's group life insurance, AD&D, group health, stop-loss and occupational accident coverages. The Company retains a maximum exposure of $500,000 on life policies and $250,000 on AD&D policies. The Company also has reinsurance arrangements to further limit the Company's liability with respect to policies for certain employers and groups. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the assuming insurer liable to the ceding insurer to the extent of the reinsurance ceded. The Company maintains a gross reserve for reinsured liabilities.

  The Company participates in a catastrophic reinsurance pool for this segment for coverage against catastrophic life losses from the same event. Under the pool arrangement, the Company shares in approximately 1.5% of the pool's losses. The Company purchases reinsurance which limits the Company's share of annual pool claim losses to $500,000.

  With respect to this segment's group health policies, the Company purchases specific stop-loss coverage for individual major medical claims over $350,000 once such excess claims exceed a minimum aggregate limit of $5.8 million. The Company also purchases catastrophic coverage for three or more claims arising from the same event. Under this coverage the Company is reimbursed for medical and long term disability claims paid in excess of $500,000 in total as a result of the event. The Company purchases reinsurance protection for substantially all of its long term disability payments, covering a specific percent, which generally approximates 50%, of each long term disability policy. Additionally, the Company purchases reinsurance for medical claims involving certain organ transplants.

  The Company reinsures 90% of the risk associated with its specific and aggregate stop loss insurance policies issued as part of risk sharing arrangements. This reinsurance is ceded to a group of ten reinsurers, including FAFLIC, who share in the risk assumed. Stop loss coverage provided under Competitive Funding Option plans is not included in this reinsurance coverage. The Company also reinsures 100% of the risk associated with its occupational accident policies. This risk is ceded to a reinsurance pool consisting of twelve reinsurers, including FAFLIC, who share in the risk assumed. As a member in this reinsurance pool, FAFLIC assumes 12.5% of the overall risk.

  For the year ended December 31, 1997, the Company ceded approximately $93.9 million of premiums associated with its aggregate stop loss policies and approximately $10.3 million of premiums for the remaining direct insurance coverages. As of December 31, 1997, the Company had no material amounts due from reinsurers.

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

RETIREMENT AND ASSET ACCUMULATION

ALLMERICA FINANCIAL SERVICES

 General

  The Allmerica Financial Services segment includes the individual financial products businesses of FAFLIC and its wholly-owned subsidiary, AFLIAC, as well as the Company's registered investment advisor and broker-dealer affiliates. Through this segment, the Company is a leading provider of investment-oriented life insurance and annuities to upper income individuals and small businesses throughout the United States. These products are marketed through the Company's career agency force of 625 agents, to mutual funds for their variable annuity customers, and on a wholesale basis to financial planners and broker-dealers. For the year ended December 31, 1997, the Allmerica Financial Services segment accounted for $470.6 million, or 13.9%, of consolidated revenues and $87.4 million, or 28.9%, of consolidated income before taxes.

  The Company offers a diverse line of products tailored to its customer market, including variable universal life, variable annuities, universal life and retirement plan funding products. The main components of the Company's current strategy in this segment are to: (i) emphasize investment-oriented insurance products, particularly variable annuities and variable universal life insurance, (ii) improve the productivity of the career agency distribution system, (iii) implement a targeted marketing approach emphasizing value-added service, (iv) leverage the Company's technological resources to support marketing and client service initiatives and (v) continue to develop alternative distribution channels.

  The Company's primary distribution system in this segment is its career agent sales force. Virtually all of the Company's career agents are registered broker-dealer representatives, licensed to sell all of Allmerica Financial Services investment products as well as its insurance products. The Company has implemented a performance-based compensation system which rewards agents and agencies based upon sales of products which provide greater profits for the Company. The Company has also instituted higher performance standards for agency retention, and requires that such standards be achieved earlier, in order to elevate the productivity of its agent sales force.

  In addition to its agency distribution system, the Company has established several alternative distribution channels which have made significant contributions to the overall growth of variable product sales in this segment. Products sold through these channels include Allmerica Select life and annuity products, which are distributed through independent broker-dealers and financial planners, as well as annuity products sold through alliances with mutual fund partners such as Delaware Group ("Delaware"), Pioneer Group ("Pioneer") and Zurich Kemper Investments ("Kemper"). New deposits of these alternative distribution channels have grown from 35.9% of statutory annuity premiums and deposits in 1995 to 66.4% in 1997. The Company's strategy is to pursue additional alternative distribution channels and to seek to increase sales under existing distribution channels.

  The Company has developed a number of new marketing and client service initiatives in order to encourage sales of its products and improve customer satisfaction. As part of its focus on the sale of investment-oriented insurance products, the Company has emphasized a financial planning approach utilizing face-to-face presentations and seminar programs to address different client needs. In order to identify a favorable prospective client base, the Company has developed a system utilizing advanced demographic screening and telemarketing techniques. The Company also regularly delivers seminars focused on retirement planning to these prospective clients. During 1997, the Company delivered approximately 400 seminars nationally with an average of more than 60 attendees.

  The Company has also utilized its technological resources to support its marketing and client service initiatives in this segment. The Company has developed automated portfolio re-balancing capabilities and graphical quarterly report statements which are used to establish and monitor the desired mix of investments by individual contract and policyholders.

  According to 1997 A.M Best's Policy Reports, the Company is among the twenty largest writers of individual variable annuity contracts and individual variable universal life insurance policies in the United States in 1996, based on statutory premiums and deposits. Sales of variable products represented approximately 94.8%, 89.7% and 84.1% of this segment's statutory premiums and deposits in 1997, 1996 and 1995, respectively. From 1995 to 1997, income before taxes from this segment improved $52.2 million, from $35.2 million to $87.4 million. Statutory premiums and deposits, a common industry benchmark for sales achievement, totaled $2,733.3 million, $1,616.9 million and $1,060.8 million in 1997, 1996 and 1995, respectively.

  Currently, under the Internal Revenue Code, holders of certain life insurance and annuity products are entitled to tax-favored treatment on these products. For example, income tax payable by policyholders on investment earnings under certain life insurance and annuity products is deferred during the product's accumulation period and is payable, if at all, only when the insurance or annuity benefits are actually paid or to be paid. Also, for example, interest on loans up to $50,000 secured by the cash value of certain insurance policies owned by businesses is eligible for deduction even though investment earnings during the accumulation period are tax-deferred.

  In the past, legislation has been proposed that would have curtailed the tax-favored treatment of the life insurance and annuity products offered by the Company. These proposals were not enacted, however, such proposals or similar proposals are currently under consideration by Congress. If these or similar proposals directed at limiting the tax-favored treatment of life insurance policies and annuity contracts were enacted, market demand for such products offered by the Company would be adversely affected. The Company cannot predict the impact of such effects.

 Products

  The following table reflects premiums and deposits on a statutory accounting practices ("SAP") basis, including universal life and investment-oriented contract deposits, for the segment's major product lines for the years ended December 31 1997, 1996 and 1995. Closed Block premiums and deposits have been combined on a line-by-line basis with premiums and deposits outside the Closed Block for comparability purposes. Receipts from various products are treated differently under GAAP and SAP. Under GAAP, universal life, variable universal life and annuity deposits are not included in revenues but are recorded directly to policyholder account balances.

                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN MILLIONS)
   Statutory Premiums and Deposits
     Variable universal life........................ $  148.8 $  117.2 $   90.4
     Separate account annuities.....................  2,186.1  1,160.9    647.8
     General account annuities......................    234.7    147.9    128.8
     Retirement investment account annuities........     21.8     24.5     25.6
     Universal life.................................     60.7     71.6     77.2
     Traditional life...............................     58.4     61.9     59.1
     Individual health..............................     22.8     32.9     31.9
                                                     -------- -------- --------
       Total premiums and deposits.................. $2,733.3 $1,616.9 $1,060.8
                                                     ======== ======== ========

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

  The Company seeks to achieve product distinction with respect to its variable products on the basis of quality and diversity of the separate account investment options underlying these products. The Company's variable universal life and annuity products offer a variety of account investment options with choices ranging from money market funds to international equity funds. The number of these investment options has increased from 41 in 1995 to 69 in 1997, including those underlying the products sold through alternative distribution channels. For management of these separate accounts, the Company supplements its in-house expertise in managing fixed income assets with the equity management expertise of well-known mutual fund advisors, such as Fidelity Investments, as well as other independent management firms who specialize in the management of institutional assets. Additionally, the Company utilizes the services of an experienced investment consultant to the pension industry to assist it in the selection of these institutional managers and in the ongoing monitoring of their performance.

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

 Distribution

  The Company's primary distribution channel for this segment is its national career agency sales force of 625 agents, housed in 24 general agencies located in or adjacent to most of the major metropolitan centers in the United States. Virtually all of these agents are licensed both as insurance agents and securities broker-dealers by the National Association of Securities Dealers ("NASD"), qualifying them to sell the full range of the Company's products. The Company has focused on improving the productivity and reducing the cost of its career agency system through performance-based compensation, higher performance standards for agency retention and agency training programs. The Company also regularly conducts comprehensive financial planning seminars and face-to-face presentations to address different investment objectives of clients.

  The Company has established several alternative distribution channels for this segment's products utilizing independent broker-dealers and financial planners. Through these distribution channels, the Company has obtained access to over 300 distribution firms employing over 45,000 sales personnel. In addition, establishment of these channels has enabled the Company to offer a broader range of investment options through alliances with Delaware, Pioneer and Kemper mutual funds. During 1997, total statutory premiums and deposits from sales of variable annuities through these channels totalled $1,621.6 million, compared to $287.8 million in 1995.

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

 Insurance Reserves

  The Company has established liabilities for policyholders' account balances and future policy benefits in the consolidated balance sheets included in the 1997 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference, to meet obligations on various policies and contracts. Policyholders' account balances for universal life and investment-type policies are equal to cumulative account balances: deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the basis of assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation), which are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration.

 Reinsurance

  Consistent with the general practice in the life insurance industry, the Company has reinsured portions of the coverage provided by this segment's insurance products with other insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. The Company maintains a gross reserve for reinsurance liabilities. The Company ceded approximately 2.6% of this segment's total statutory life insurance premiums in 1997.

  With respect to life policies of the Allmerica Financial Services segment, the Company has reinsurance agreements in place, established on an annual term, for both automatic and facultative reinsurance. Under automatic reinsurance, the reinsurer is automatically bound for up to three times the Company's retention, which currently is $2.0 million per life, with certain restrictions that determine the binding authority with the various reinsurers.

  For life policies greater than $8.0 million, the Company obtains facultative reinsurance. Prior to issuing facultative reinsurance, the facultative reinsurer reviews all of the underwriting information relating to the policies and reinsures on a policy by policy basis. Depending on the nature of the risk and the size of the policy, the facultative reinsurance could be provided by one company or several. The Company sometimes facultatively reinsures certain policies under $2.0 million which do not satisfy the Company's underwriting guidelines.

  The Company seeks to enter into reinsurance treaties with highly rated reinsurers. In 1997, the two largest reinsurers for life insurance in this segment, Connecticut General and St. Louis Re, represented 51.5% of this segment's life reinsurance ceded based upon statutory premium in that year. All of the reinsurers utilized by this segment have received an A.M. Best rating of "A- (Excellent)" or better (Best's Insurance Reports, 1997 edition). The Company believes that it has established appropriate reinsurance coverage for this segment based upon its net retained insured liabilities compared to its surplus. Based on its review of its reinsurers' financial positions and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

  The Company also obtains catastrophe reinsurance for life insurance in this segment through a catastrophe accident pool. The maximum pool reinsurance available per company is $50.0 million and the maximum pool reinsurance available for a single event is $125.0 million. Any amounts in excess of these limits are the responsibility of the company suffering the loss. Each participant in the pool pays a premium based on the share of claims paid by the pool. The Company's share of pool losses is approximately 2.5%. There have been three claims for which the Company's share was approximately $80,000 since the Company entered the pool on January 1, 1989. The pool is administered by Lincoln National, and approximately 125 companies currently participate.

  In 1995, the Company entered into two 100% coinsurance agreements. One was with Protective Life Insurance Company to reinsure its yearly renewable term business. The other was with American Heritage Life Insurance Company to reinsure its non-qualified payroll universal life business. In 1997, the Company entered into a 100% coinsurance agreement with Metropolitan Life Insurance Company to reinsure substantially all of its individual disability income business.

  Effective January 1, 1998, the Company entered into an agreement with Reinsurance Group of America, Inc. to reinsure the mortality risk on the universal life and variable universal life lines of business. Management believes that this agreement will not have a material effect on the results of operations or financial position of the Company.

 Competition

  There is strong competition among insurance companies seeking clients for the types of insurance, annuities and investment products sold by the Company in this segment. As of December 31, 1997, there were approximately 1,700 companies that offer life insurance in the United States, most of which offer one or more products similar to those offered by the Company. In some cases these products are offered through similar marketing techniques. In addition, the Company may face additional competition from banks and other financial institutions should current regulatory restrictions on the sale of insurance and securities by these institutions be repealed.

  The Company believes that, based upon its extensive experience in the market, the principal competitive factors affecting the sale of its life insurance and related investment products are price, financial strength and claims-paying ratings, size and strength of agency force, range of product lines, product quality, reputation and name recognition, value-added service and, with respect to variable insurance and annuity products, investment management performance of the underlying separate accounts. Accordingly, management believes that the Company's strong financial strength and claims-paying ratings, the quality and diversity of the separate accounts underlying its investment-based products, the NASD licensing of substantially all of its agents and its reputation in the insurance industry enable it to compete effectively in the markets in which it operates.

INSTITUTIONAL SERVICES

 General

  The Company has historically offered plan design, investment and participant recordkeeping services to defined benefit and defined contribution retirement plans of corporate employers and sold Guaranteed Investment Contracts ("GICs") and annuities to corporate retirement plans. During 1997, the Company began offering GICs beyond the corporate retirement market, into the non-qualified market which includes money market funds, corporate cash management programs and securities lending collateral programs. The Company conducts its operations in this segment through FAFLIC and its subsidiaries. For the year ended December 31, 1997, this segment accounted for approximately $243.4 million, or 7.2%, of consolidated revenues, and income before taxes of $62.4 million, or 20.6%, of consolidated income before taxes.

  The Company provides consulting and investment services to defined benefit and defined contribution retirement plans of corporate employers, as well as the sale of group annuities to corporate pension plans. The Company also offers participant recordkeeping and administrative services to defined benefit and defined contribution retirement plans. Currently, the Company provides administration and recordkeeping for approximately 611 qualified pension and profit sharing plans which have assets totaling $2.9 billion and cover approximately 117,000 participants. To address the decrease in the market for defined benefit plans sponsored by employers, the Company has focused on increasing sales to defined contribution plans, targeting plans with 25 to 1,500 participants. Based upon internal studies, management believes the size of this market provides the greatest opportunity in this line of business. In addition, the Company provides investment only plan services to approximately 178 plans with aggregate assets under management of $1.0 billion.

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

 Products and Services

  Retirement Plan Products and Services

  Through the Institutional Services segment, the Company offers defined contribution and defined benefit retirement plan investment options, as well as compliance support, asset allocation services and actuarial benefit calculations. The Company also offers full service recordkeeping for defined benefit and defined contribution retirement plans. Participants in defined contribution plans serviced by the Company have the option to invest their contributions to the plan in the Company's general account or choose from one of the Company's separate account investment options. The Company targets plans covering 25 to 1,500 employees. The Company also offers annuity products to retiring participants in serviced defined benefit plans and to fund terminating benefit plans.

  Historically, the Company offered two types of GICs; the traditional GIC and the synthetic GIC. The traditional GIC provides a fixed guaranteed interest rate and fixed maturity for each contract. Some of the traditional GICs provide for a specific lump sum deposit and no withdrawals prior to maturity. Other traditional GICs allow for window deposits and/or benefit-sensitive withdrawals prior to maturity, for which the Company builds an additional risk charge into the guaranteed interest rate. The synthetic GIC is similar to the traditional GIC, except that the underlying investments are generally held and managed by a third party, in accordance with specific investment guidelines, and the Company periodically resets the guaranteed interest rate for in-force funds, based on the actual investment experience of the funds.

  In 1997, the Company expanded its offering of GICs to include non-qualified GICs. These non-qualified GICs, often referred to as "Funding Agreements" or "floating rate GICs", typically provide for a guaranteed interest rate which is associated with an interest rate index, such as LIBOR, with the accrued interest periodically being paid out and the interest rate reset on predetermined dates. No other withdrawals are permitted prior to maturity. Typical maturities are one year or less, but most arrangements provide for repeated extensions of the maturity upon mutual agreement of both parties.

  During 1997, total traditional GIC sales were less than $10.0 million and floating rate GIC sales were approximately $250 million. There were no sales of synthetic GICs. The continued low volume of traditional and synthetic GIC sales reflects the Company's decision to sell these products only when the profit margins meet the Company's standards. Approximately $225 million of the floating rate GIC sales occurred in the fourth quarter of 1997. The Company expects sales growth with respect to the floating rate GICs to continue during 1998.

  Other Services

  Through this segment, the Company also offers telemarketing services to retail and financial clients, which utilize experienced telemarketing management and program execution.

 Distribution

  The Company distributes retirement products through a dedicated sales force that sells directly to customers and through intermediaries. In addition to the Home Office, the Company maintains seven regional sales and service offices located in strategic financial markets.

 Competition

  The principal competitive factors in the Company's retirement services provided to defined benefit and defined contribution customers are price, fund performance and the ability to provide high quality service. Competition comes from other insurance companies, mutual fund companies and banks. The sector of the retirement services market in which the Company most often competes is the market for small to medium plans that desire a full spectrum of investment and recordkeeping services. The recordkeeping function is outsourced to a third party administrator.

INVESTMENT PORTFOLIO

 General

  At December 31, 1997, the Company held $9.7 billion of investment assets, including $768.7 million of investment assets in the Closed Block. These investments are generally of high quality and broadly diversified across asset classes and individual investment risks. The major categories of investment assets are: fixed maturities, which includes both investment grade and below investment grade public and private debt securities; equity securities; mortgage loans, principally on commercial properties; real estate, which consists primarily of investments in commercial properties; policy loans and other long-term investments. The remainder of the investment assets is comprised of cash and cash equivalents.

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

  At the segment level, the Company has developed an asset/liability management approach tailored to specific insurance, investment product, and income objectives. The investment assets of the Company are then managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, management develops investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Specific investments frequently meet the requirements of, and are acquired by, more than one investment portfolio (or investment segment of the general account of FAFLIC or AFLIAC, with each investment segment holding a pro rata interest in such investments and the cash flows therefrom). Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and its exposure to individual borrowers, industries, sectors, and, in the case of mortgages and real estate, property types and geographic locations. In 1997, management made further investments in fixed maturities with lower credit quality and longer durations, as well as incremental investments in limited partnerships, to meet income objectives. All investments held by the Company's insurance subsidiaries are subject to diversification requirements under insurance laws.

  Consistent with this management approach, portfolio managers maintain close working relationships with the managers of related product lines within the Regional Property and Casualty, Corporate Risk Management Services, Allmerica Financial Services, Institutional Services, and Allmerica Asset Management segments. Changes in the outlook for investment markets or the returns generated by portfolio holdings are reflected as appropriate on a timely basis in the pricing of the Company's products and services.

RATING AGENCIES

  Insurance companies are rated by rating agencies to provide both industry and participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims.

  FAFLIC, AFLIAC, Hanover and Citizens all received an A.M. Best financial condition rating of A (Excellent) in 1997.

  FAFLIC and AFLIAC were given Duff & Phelps claims-paying ability ratings of AA (Very High) in August 1997.

  FAFLIC, AFLIAC and Hanover were given Moody's financial strength ratings of A1 (Good) in November 1997.

  In October 1997, Standard and Poor's upgraded its claims-paying ability rating for FAFLIC and AFLIAC to AA- (Excellent) from A+ (Good). Hanover, together with its subsidiaries, including Citizens Insurance, was given an AA- (Excellent) S&P claims-paying ability rating.

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

EMPLOYEES

  The Company has approximately 6,300 employees located throughout the country. Management believes relations with employees and agents are good.

                                    ITEM 2

                                  PROPERTIES

  The Company's headquarters are located at 440 Lincoln Street, Worcester, Massachusetts and consist primarily of approximately 758,000 rentable square feet of office and conference space owned in fee and include the headquarters of Hanover.

  Citizens owns its home office, located at 645 W. Grand River, Howell, Michigan, which is approximately 119,000 rentable square feet. Citizens also owns a three-building complex located at 808 North Highlander Way, Howell, Michigan, with 156,000 rentable square feet, where various business operations are conducted.

  The Company leases office space for its sales force throughout the United States. The leased property houses agency offices and group insurance sales offices. Hanover also leases offices throughout the country for its field employees.

  The Company believes that its facilities are adequate for its present needs in all material respects.

                                    ITEM 3

                               LEGAL PROCEEDINGS

  Reference is made to Note 20 on page 74 of the Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

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

  In July 1997, a lawsuit was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation and related claims in the sale of life insurance policies. In October 1997, plaintiffs voluntarily dismissed the Louisiana suit and refiled the action in Federal District Court in Worcester, Massachusetts. The plaintiffs seek to be certified as a class. The case is in early stages of discovery and the Company is evaluating the claims. Although the Company believes it has meritorious defenses to plaintiffs' claims, there can be no assurance that the claims will be resolved on a basis which is satisfactory to the Company.

 MAINE WORKERS COMPENSATION RESIDUAL MARKET POOL

  On June 23, 1995, the governor of Maine approved a legislative settlement for the Maine Workers' Compensation Residual Market Pool deficit for the Years 1988 through 1992. The settlement provides for an initial funding of $220.0 million toward the deficit. The insurance carriers were liable for $65.0 million and employers would contribute $110.0 million payable through surcharges on premiums over the course of the next ten years. The major insurers are responsible for 90% of the $65.0 million. Hanover's allocated share of the settlement is approximately $4.2 million, which was paid in December 1995. The remainder of the deficit of $45.0 million will be paid by the Maine Guaranty Fund, payable in quarterly contributions over ten years. A group of smaller carriers filed litigation to appeal the settlement. Although the Company believes that adequate reserves have been established for any additional liability, there can be no assurance that the appeal will be resolved on a basis which is satisfactory to the Company.

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

                                    PART II

                                    ITEM 5

                   MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED SHAREHOLDER MATTERS

COMMON STOCK AND SHAREHOLDER OWNERSHIP

  The common stock of Allmerica Financial Corporation is traded on the New York Stock Exchange under the symbol "AFC". On March 13, 1998, the Company had 62,233 shareholders of record and 60.0 million shares outstanding. On the same date, the trading price of the Company's common stock was $63 3/4 per share.

COMMON STOCK PRICES AND DIVIDENDS

                                                       HIGH    LOW     DIVIDENDS
                                                       ----    ----    ---------
1997
  First Quarter....................................... $40 1/4 $32 5/8   $0.05
  Second Quarter...................................... $40 3/8 $33 1/2   $0.05
  Third Quarter....................................... $45 1/4 $39 1/4   $0.05
  Fourth Quarter...................................... $ 51    $42 7/8   $0.05
1996
  First Quarter....................................... $ 28    $24 3/4   $0.05
  Second Quarter...................................... $30 1/8 $25 1/4   $0.05
  Third Quarter....................................... $32 7/8 $27 1/2   $0.05
  Fourth Quarter...................................... $33 3/4 $30 1/8   $0.05

1998 DIVIDEND SCHEDULE

  Allmerica Financial Corporation declared a cash dividend of $0.05 per share on December 16, 1997, which was paid on February 16, 1998. The record date for such dividend was February 2, 1998.

  Dividends paid by the Company may be funded from dividends paid to the Company from its subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. Reference is made to "Liquidity and Capital Resources" on pages 42-43 of Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 13 on page 70 of the Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

  The payment of future dividends, if any, on the Company's Common Stock will be a business decision made by the Board of Directors from time to time based upon the results of operations and financial condition of the Company and such other factors as the Board of Directors considers relevant.

                                    ITEM 6

                            SELECTED FINANCIAL DATA

  Reference is made to the "Five Year Summary of Selected Financial Highlights" on page 25 of the 1997 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26-45 of the 1997 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to the Consolidated Financial Statements on pages 47-50 and the accompanying Notes to Consolidated Financial Statements on pages 51-75 of the 1997 Annual Report to Shareholders which meet the requirements of Regulation S-X, and which include a summary of quarterly results of consolidated operations (see Note 22 of Notes to Consolidated Financial Statements--page 75), which is incorporated herein by reference.

                                    ITEM 9

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

                                    ITEM 10

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

  Information regarding Directors of the Company is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is biographical information concerning the executive officers of the Company.

JOHN F. O'BRIEN, 54
 Director, Chief Executive Officer and President of the Company since February 1995

  See biography under "Directors of the Registrant" above.

BRUCE C. ANDERSON, 53
 Vice President of the Company since February 1995

  Mr. Anderson has been Vice President of AFC since February 1995 and Vice President of Allmerica P&C and Citizens since March 1997. Mr. Anderson has been employed by FAFLIC since 1967 and has been Vice President and Director of FAFLIC since October 1984 and April 1996, respectively. In addition, Mr. Anderson is a director and/or executive officer at various other non-public affiliates.

RICHARD J. BAKER, 66
 Vice President and Secretary of the Company since February 1995

  Mr. Baker has been Vice President and Secretary of AFC since February 1995, Vice President and Secretary of FAFLIC from 1973 to April 1996, Vice President and Assistant Secretary since April 1996, and has been employed by FAFLIC since 1959. He has served as Assistant Secretary of Allmerica P&C since October 1992, Vice President and Secretary of Allmerica P&C since May 1995, and as Vice President and Secretary of Citizens since September 1993 and January 1993, respectively. Mr. Baker has also served as Vice President of AFLIAC since January 1982 and as Director from June 1993 to April 1996. In addition, Mr. Baker is a director and/or executive officer at various other non-public affiliates.

ROBERT E. BRUCE, 47
 Vice President of the Company since July 1997

  Mr. Bruce has been Vice President of AFC and Citizens since July 1997 and Vice President and Director of Citizens and Hanover since August 1997. In addition, Mr. Bruce has served as Vice President and Director of FAFLIC since May 1995 and August 1997, respectively, and Chief Information Officer of FAFLIC since February 1997. Mr. Bruce is also a director and/or executive officer at various other non-public affiliates. Prior to joining FAFLIC in May 1995, Mr. Bruce was Corporate Manager at Digital Equipment Corporation, a computer manufacturer, from May 1979 to March 1995.

JOHN P. KAVANAUGH, 43
 Vice President and Chief Investment Officer of the Company since 1996

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

JOHN F. KELLY, 59
 Vice President and General Counsel of the Company since February 1995

  Mr. Kelly has been Vice President, General Counsel and Assistant Secretary of AFC since February 1995, has been employed by FAFLIC since July 1968, and has been Senior Vice President and General Counsel of FAFLIC since February 1986 and Director of FAFLIC since April 1996. In addition to his positions with AFC and FAFLIC, Mr. Kelly has been Vice President and General Counsel of Allmerica P&C since August 1992, Assistant Secretary of Allmerica P&C since May 1995, Assistant Secretary of Citizens since December 1992, and Vice President, General Counsel and Assistant Secretary of Citizens since September 1993. Mr. Kelly was Secretary of Allmerica P&C from August 1992 to May 1995. Mr. Kelly has been a Director of AFLIAC since October 1982 and is a director and/or executive officer at various other non-public affiliates.

J. BARRY MAY, 50
 Vice President of the Company since February 1997

  Mr. May has been Vice President of AFC since February 1997, Vice President of Allmerica P&C and President of Hanover since September 1996 and Director and Vice President of Citizens since March 1997. He has been a Director of Hanover and Citizens Insurance since September 1996. Mr. May served as Vice President of Hanover from May 1995 to September 1996, as Regional Vice President from February 1993 to May 1995 and as a General Manager of Hanover from June 1989 to May 1995. Mr. May has been employed by Hanover since 1985. In addition, Mr. May is a director and/or executive officer at various other non-public affiliates.

JAMES R. MCAULIFFE, 53
 Vice President of the Company since February 1995

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

EDWARD J. PARRY, III, 38
 Vice President and Treasurer of the Company since February 1995
 Chief Financial Officer of the Company since December 1996

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

RICHARD M. REILLY, 59
 Vice President of the Company since February 1997

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

ERIC A. SIMONSEN, 52
 Vice President of the Company since February 1995

  Mr. Simonsen has been Vice President of AFC since February 1995. He has been a Vice President of APY since August 1992, of Citizens since December 1992 and of AFLIAC since September 1990. He also served as a director of APY from August of 1992 to July 1997. In addition, he has served as Vice President and as a Director of FAFLIC since September 1990 and April 1996, respectively. Mr. Simonsen has been President of Allmerica Services Corporation since December 1996. Mr. Simonsen was Chief Financial Officer of AFC from February 1995 to December 1996, of FAFLIC and AFLIAC from September 1990 to December 1996, of Allmerica P&C from August 1992 to December 1996 and of Citizens from December 1992 to December 1996. Mr. Simonsen is also a director and/or executive officer at various other non-public affiliates.

PHILLIP E. SOULE, 48
 Vice President of the Company since February 1997

  Mr. Soule has been Vice President of AFC, Citizens, and FAFLIC since February 1997, March 1997 and February 1987, respectively, and of Allmerica P&C since September 1996. He was Vice President of AFC from February 1995 through December 1995. Mr. Soule has been employed by FAFLIC since 1972 in various capacities.

                                    ITEM 11

                            EXECUTIVE COMPENSATION

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    ITEM 12

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    ITEM 13

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1998, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

                                    ITEM 14

       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

  The consolidated financial statements and accompanying notes thereto on pages 47 through 75 of the 1997 Annual Report to Shareholders have been incorporated herein by reference in their entirety.

                                                                        ANNUAL
                                                                        REPORT
                                                                        PAGE(S)
                                                                        -------
   Report of Independent Accountants..................................      46
   Consolidated Statements of Income for the years ended December 31,
    1997, 1996 and 1995...............................................      47
   Consolidated Balance Sheets as of December 31, 1997 and 1996.......      48
   Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 1997, 1996 and 1995..................................      49
   Consolidated Statements of Cash Flows for the years ended December
    31, 1997,
    1996 and 1995.....................................................      50
   Notes to Consolidated Financial Statements.........................   51-75

(A)(2) FINANCIAL STATEMENT SCHEDULES

                                                                   PAGE NO. IN
 SCHEDULE                                                          THIS REPORT
 --------                                                          -----------
          Report of Independent Accountants on Financial
          Statement Schedules....................................        39
          Summary of Investments--Other than Investments in
   I      Related Parties........................................        40
   II     Condensed Financial Information of Registrant..........     41-43
   III    Supplementary Insurance Information....................     44-46
   IV     Reinsurance............................................        47
   V      Valuation and Qualifying Accounts......................        48
          Supplemental Information concerning Property/Casualty
   VI     Insurance Operations...................................        49

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

  4.7   Registration Rights Agreement dated February 3, 1997.+++++
  4.8 Rights Agreement dated as of December 16, 1997, between the Registrant and First Chicago Trust Company of New York as Rights Agent, filed as
        Exhibit 1 to the Company's Form 8-A dated December 17, 1997 is incorporated herein by reference.
 10.1   Consolidated Income Tax Agreement between Allmerica Financial
        Corporation and certain subsidiaries dated January 1, 1996.+++
 10.2   Consolidated Service Agreement between State Mutual Life Assurance
        Company of America and its subsidiaries, dated September 30, 1993.+
 10.2.1 Addendum to the Consolidated Service Agreement between State Mutual
        Life Assurance Company of America and its subsidiaries, dated October
        9, 1995.+++
 10.2.2 Addendum to the Consolidated Service Agreement between State Mutual
        Life Assurance Company of America and its subsidiaries, dated November
        30, 1995.+++
 10.3   Administrative Services Agreement between State Mutual Life Assurance
        Company of America and The Hanover Insurance Company, dated July 19,
        1989.+
 10.4   First Allmerica Financial Life Insurance Company Employees' 401(k)
        Matched Savings Plan incorporated by reference to Exhibit 10.1 to the Allmerica Financial Corporation Registration Statement on Form 8-K (No.
        333-576) and incorporated herein by reference originally filed with the Commission on January 24, 1996.
 10.5   State Mutual Life Assurance Company of America Excess Benefit
        Retirement Plan.+
 10.6   State Mutual Life Assurance Company of America Supplemental Executive
        Retirement Plan.+
 10.7   State Mutual Incentive Compensation Plan.+
 10.8   State Mutual Companies Long-Term Performance Unit Plan.+
 10.9   Indenture of Lease between State Mutual Life Assurance Company of
        America and the Hanover Insurance Company dated July 3, 1984 and corrected First Amendment to Indenture of Lease dated December 20,
        1993.+
 10.11  Lease dated November 1993 by and between Connecticut General Life
        Insurance Company and State Mutual Life Assurance Company of America, including amendments thereto, relating to property in Marlborough, Massachusetts.+
 10.12 Lease dated March 23, 1993 by and between Aetna Life Insurance Company and State Mutual Life Assurance Company of America, including amendments thereto, relating to property in Atlanta, Georgia.+
 10.13  Stockholder Services Agreement dated as of January 1, 1992 between
        Private Healthcare Systems, Inc. and Group Healthcare Network, Inc., a wholly-owned subsidiary of State Mutual Life Assurance Company of
        America.+
 10.14  Lease dated January 26, 1995 by and between Citizens Insurance and
        Upper Peninsula Commission for Area Progress, Inc., including amendments thereto, relating to property in Escanaba, Michigan.+
 10.15 Compensation Agreement between State Mutual Life Assurance of America and Larry E. Renfro.+
 10.16  Trust Indenture for the State Mutual Life Assurance Company of America
        Employees' 401(k) Matched Savings Plan between State Mutual Life
        Assurance Company of America and Bank of Boston/Worcester.+
 10.17  State Mutual Life Assurance Company of America Non-Qualified Executive
        Retirement Plan.+
 10.18  State Mutual Life Assurance Company of America Non-Qualified Executive
        Deferred Compensation Plan.+
 10.19 The Allmerica Financial Cash Balance Pension Plan incorporated by reference to Exhibit 10.19 to the Allmerica Financial Corporation
        September 30, 1995 report on Form 10-Q and incorporated herein by reference.
 10.20  The Allmerica Financial Corporation Employment Continuity Plan.++++++
 10.21 Amended and Restated Form of Non-Solicitation Agreement executed by substantially all of the executive officers of AFC incorporated by reference to Exhibit 10.21 to the Allmerica Financial Corporation June
        30, 1997 report on Form 10-Q and incorporated herein by reference.

 10.22 Credit agreement dated as of June 17, 1997 between the Registrant and the Chase Manhattan Bank incorporated by reference to Exhibit 10.22 to the Allmerica Financial Corporation June 30, 1997 report on Form 10-Q and incorporated herein by reference.
 10.23 Amended Allmerica Financial Corporation Long-Term Stock Incentive Plan.
 10.24 The Allmerica Financial Corporation Director Stock Ownership Plan
       incorporated by reference to Exhibit 10.21 to the Allmerica Financial
       Corporation June 30, 1996 report on Form 10-Q and incorporated herein by reference.
 10.25 Reinsurance Agreement dated September 29, 1997 between First Allmerica
       Financial Life Insurance Company and Metropolitan Life Insurance
       Company.
 10.26 Consolidated Service Agreement between Allmerica Financial Corporation and its subsidiaries, dated January 1, 1998.
 10.27 Deferral Agreement, dated April 4, 1997, between Allmerica Financial
       Corporation and John F. O'Brien.
 10.28 Severance Agreement, dated September 25, 1997, between First Allmerica
       Financial Life Insurance Company and Larry C. Renfro.
 11    Statement regarding computation of per share earnings.
 13    The following sections of the Annual Report to Shareholders for 1997
       ("1997 Annual Report") which are expressly incorporated by reference into this Annual Report on Form 10-K:
       . Management's Discussion and Analysis of Financial Condition and
         Results of Operations at pages 26 through 45 of the 1997 Annual
         Report.
       . Consolidated Financial Statements and Notes thereto at pages 47 through 75 of the 1997 Annual Report.
       . Independent Auditors' Report at page 46 of the 1997 Annual Report.
       . The information appearing under the caption "Five Year Summary of
         Selected Financial Highlights" at page 25 of the 1997 Annual Report.
       . The information appearing under the caption "Shareholder Information"
         at page 77 of the 1997 Annual Report.
 21    Subsidiaries of AFC.
 23    Consent of Price Waterhouse LLP.
 24    Power of Attorney.
 27    Financial Data Schedule.
 99.1  Internal Revenue Service Ruling dated April 15, 1995.+
 99.2  Important Factors Regarding Forward Looking Statements.

--------
     + Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's Registration Statement on Form S-1 (No. 33-91766) originally filed with the Commission on May 1, 1995.
    ++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's Registration Statement on Form S-1 (No. 33-96764) originally filed with the Commission on September 11, 1995.
   +++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's 1995 Annual Report on Form 10-K originally filed with the Commission on March 28, 1996.
  ++++ Incorporated by herein by reference to Exhibit I of the Current Report of the Registrant (Commission File No. 1-13754) filed February 20, 1997.
 +++++ Incorporated herein by reference to Exhibits 2, 3, 4, 5 and 6, respectively, contained in the Registrant's Current Report on Form 8-K filed on February 5, 1997.
++++++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's 1996 Annual Report on Form 10-K originally filed with the Commission on March 24, 1997.

(B) REPORTS ON FORM 8-K

  On December 17, 1997, the Registrant filed a report on Form 8-K relating to the declaration by its Board of Directors of one purchase right for every outstanding share of its common stock, $.01 par value (the "Rights"). The Rights were distributed to stockholders of record as of the close of business on December 29, 1997. The terms of the Rights are set forth in a Rights Agreement dated as of December 16, 1997 (the "Rights Agreement") between the Registrant and First Chicago Trust Company of New York. The Rights Agreement also provides for the issuance of one Right for every share of Common Stock which is issued or sold after that date.

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

                                              Allmerica Financial Corporation
                                          _____________________________________
                                                        REGISTRANT

Date: March 18, 1998                                /s/ John F. O'Brien
                                          By: _________________________________
                                                     JOHN F. O'BRIEN,
                                                  CHAIRMAN OF THE BOARD,
                                                CHIEF EXECUTIVE OFFICER AND
                                                         PRESIDENT
  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: March 18, 1998
                                                    /s/ John F. O'Brien
                                          By: _________________________________
                                                     JOHN F. O'BRIEN,
                                                  CHAIRMAN OF THE BOARD,
                                                CHIEF EXECUTIVE OFFICER AND
                                                         PRESIDENT

Date: March 18, 1998
                                                 /s/ Edward J. Parry, III
                                          By: _________________________________
                                                   EDWARD J. PARRY III,
                                              VICE PRESIDENT, CHIEF FINANCIAL
                                             OFFICER, TREASURER AND PRINCIPAL
                                                    ACCOUNTING OFFICER

Date: March 18, 1998
                                                             *
                                          By: _________________________________
                                                   MICHAEL P. ANGELINI,
                                                         DIRECTOR

Date: March 18, 1998
                                                             *
                                          By: _________________________________
                                                     GAIL L. HARRISON,
                                                         DIRECTOR

Date: March 18, 1998
                                                             *
                                          By: _________________________________
                                                   ROBERT P. HENDERSON,
                                                         DIRECTOR

Date: March 18, 1998
                                                             *
                                          By: _________________________________
                                                    M HOWARD JACOBSON,
                                                         DIRECTOR

Date: March 18, 1998
                                          By: _________________________________
                                                    J. TERRENCE MURRAY,
                                                         DIRECTOR

Date: March 18, 1998
                                                             *
                                          By: _________________________________
                                                     ROBERT J. MURRAY,
                                                         DIRECTOR

Date: March 18, 1998
                                                             *
                                          By: _________________________________
                                                     JOHN L. SPRAGUE,
                                                         DIRECTOR

Date: March 18, 1998
                                                             *
                                          By: _________________________________
                                                    ROBERT G. STACHLER,
                                                         DIRECTOR

Date: March 18, 1998
                                                             *
                                          By: _________________________________
                                                    HERBERT M. VARNUM,
                                                         DIRECTOR

Date: March 18, 1998
                                                             *
                                          By: _________________________________
                                                     RICHARD M. WALL,
                                                         DIRECTOR

                                                    /s/ John F. O'Brien
                                          *By: ________________________________
                                                     JOHN F. O'BRIEN,
                                                     ATTORNEY-IN-FACT

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
 of Allmerica Financial Corporation

Our audits of the consolidated financial statements referred to in our report dated February 3, 1998, appearing in the Allmerica Financial Corporation 1997 Annual Report to Shareholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
_____________________________________
Price Waterhouse LLP
Boston, Massachusetts
February 3, 1998

                                                                      SCHEDULE I

                        ALLMERICA FINANCIAL CORPORATION
       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1997

                                                                   AMOUNT AT
                                                                  WHICH SHOWN
                                                                 IN THE BALANCE
TYPE OF INVESTMENT                             COST (1)   VALUE      SHEET
------------------                             --------- ------- --------------
                                                        (IN MILLIONS)
Fixed maturities:
  Bonds:
    United States Government and government
     agencies and authorities ................ $   293.5 $ 302.8   $   302.8
    States, municipalities and political
     subdivisions ............................   2,200.6 2,275.8     2,275.8
    Foreign governments ......................     111.6   118.0       118.0
    Public utilities .........................     384.9   397.4       397.4
    All other corporate bonds ................   3,802.3 3,949.5     3,949.5
  Redeemable preferred stocks ................     260.0   270.2       270.2
                                               --------- -------   ---------
    Total fixed maturities ...................   7,052.9 7,313.7     7,313.7
                                               --------- -------   ---------
Equity securities:
  Common stocks:
    Public utilities .........................       4.3     4.6         4.6
    Banks, trust and insurance companies .....      35.9    62.5        62.5
    Industrial, miscellaneous and all other ..     281.3   395.1       395.1
  Nonredeemable preferred stocks .............      19.6    16.8        16.8
                                               --------- -------   ---------
    Total equity securities ..................     341.1   479.0       479.0
                                               --------- -------   ---------
Mortgage loans on real estate ................     567.5  XXXXXX       567.5
Real estate (2) ..............................      50.3  XXXXXX        50.3
Policy loans .................................     141.9  XXXXXX       141.9
Other long-term investments ..................     148.3  XXXXXX       148.3
                                               ---------           ---------
    Total investments ........................ $ 8,302.0  XXXXXX   $ 8,700.7
                                               =========           =========

--------
(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2) Includes $35.8 million of real estate acquired through foreclosure.

                                                                    SCHEDULE II

                        ALLMERICA FINANCIAL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
             STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,

                                                        1997    1996    1995
                                                       ------  ------  ------
                                                          (IN MILLIONS)
Revenues
  Net investment income............................... $ 11.4  $  2.7  $  0.4
  Net realized investment losses......................   (0.2)   (0.9)    --
                                                       ------  ------  ------
    Total revenues....................................   11.2     1.8     0.4
                                                       ------  ------  ------
Expenses
  Interest expense....................................   41.1    15.3     3.2
  Operating expenses..................................    5.0     3.3     0.3
                                                       ------  ------  ------
    Total expenses....................................   46.1    18.6     3.5
                                                       ------  ------  ------
Net income before federal income taxes and equity in
 net income of unconsolidated subsidiaries............  (34.9)  (16.8)   (3.1)
Income tax benefit:
  Federal.............................................   11.8     5.9     --
  State...............................................    0.5     --      --
Equity in net income of unconsolidated subsidiaries
 prior to demutualization.............................    --      --     93.2
Equity in net income of unconsolidated subsidiaries
 subsequent to demutualization........................  231.8   192.8    43.8
                                                       ------  ------  ------
Net income............................................ $209.2  $181.9  $133.9
                                                       ======  ======  ======

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

                                                                    SCHEDULE II
                                                                    (CONTINUED)

                        ALLMERICA FINANCIAL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

                                BALANCE SHEETS

                                                           DECEMBER 31,
                                                    ---------------------------
                                                        1997          1996
                                                    ------------- -------------
                                                    (IN MILLIONS, EXCEPT SHARE
                                                        AND PER SHARE DATA)
ASSETS
  Fixed maturities-at fair value (amortized cost of
   $3.4)........................................... $         3.5 $        26.2
  Equity securities-at fair value..................           --            0.6
  Cash.............................................           0.9           2.5
  Investment in unconsolidated subsidiaries........       2,898.7       1,896.3
  Accrued investment income........................           0.1           0.4
  Other assets.....................................           4.7           5.1
                                                    ------------- -------------
    Total assets...................................      $2,907.9      $1,931.1
                                                    ============= =============
LIABILITIES
  Expenses and taxes payable....................... $         2.0 $         1.1
  Deferred income taxes............................           --            --
  Dividends payable................................           3.0           2.5
  Interest payable.................................          12.8           3.3
  Long-term debt...................................         508.8         199.5
                                                    ------------- -------------
    Total liabilities..............................         526.6         206.4
                                                    ------------- -------------
Shareholders' Equity
  Preferred stock, par value $0.01 per share, 20.0
   million shares authorized, none issued..........           --            --
  Common stock, par value $0.01 per share, 300.0
   million shares authorized, 60.0 million and 50.1
   million shares issued and outstanding at Decem-
   ber 31, 1997 and December 31, 1996, respective-
   ly..............................................           0.6           0.5
  Additional paid-in capital.......................       1,755.1       1,382.5
  Unrealized appreciation on investments, net......         217.3         131.6
  Retained earnings................................         408.3         210.1
                                                    ------------- -------------
    Total shareholders' equity.....................       2,381.3       1,724.7
                                                    ------------- -------------
    Total liabilities and shareholders' equity.....      $2,907.9      $1,931.1
                                                    ============= =============

  The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

                        ALLMERICA FINANCIAL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY

           STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

                                                      1997     1996     1995
                                                     -------  -------  -------
                                                          (IN MILLIONS)
Cash flows from operating activities
 Net income, including net income prior to
  demutualization................................... $ 209.2  $ 181.9  $ 133.9
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in undistributed income of subsidiaries....  (231.8)  (192.8)  (137.0)
  Net realized investment losses....................     0.2      0.9      --
  Change in accrued investment income...............     0.3     (0.2)    (0.2)
  Change in expenses and taxes payable..............     0.9      0.9      0.2
  Change in dividends payable.......................     0.5      --       2.5
  Change in debt interest payable...................     9.5      0.1      3.2
  Other, net........................................    (0.6)    (3.6)    (2.5)
                                                     -------  -------  -------
Net cash (used in) provided by operating activi-
 ties...............................................   (11.8)   (12.8)     0.1
                                                     -------  -------  -------
Cash flows from investing activities
 Capital contributed to unconsolidated subsidiar-
  ies...............................................   (79.9)     --    (392.4)
 Proceeds from disposals and maturities of
  available-for-sale fixed maturities...............    98.7     32.7      --
 Purchase of available-for-sale fixed maturities....   (74.9)   (59.6)     --
 Purchase of minority interest in Allmerica P&C.....  (425.6)     --       --
 Proceeds from sale of common stock of subsidiary...   195.0      --       --
 Purchase of equity securities......................     --      (0.7)     --
                                                     -------  -------  -------
Net cash used in investing activities...............  (286.7)   (27.6)  (392.4)
                                                     -------  -------  -------
Cash flow from financing activities
 Increase in long-term debt.........................     9.3      --       --
 Net proceeds from issuance of common stock.........     2.8      --     248.0
 Proceeds from the issuance of mandatorily
  redeemable preferred securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company.........................   296.3      --       --
 Net proceeds from issuance of debt securities......     --       --     197.2
 Dividends paid to shareholders.....................   (11.5)   (10.0)     --
                                                     -------  -------  -------
Net cash provided by (used in) financing activi-
 ties...............................................   296.9    (10.0)   445.2
                                                     -------  -------  -------
Net change in cash and cash equivalents.............    (1.6)   (50.4)    52.9
Cash and cash equivalents at beginning of the peri-
 od.................................................     2.5     52.9      --
                                                     -------  -------  -------
Cash and cash equivalents at end of the period...... $   0.9  $   2.5  $  52.9
                                                     =======  =======  =======

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

                                                                    SCHEDULE III

                        ALLMERICA FINANCIAL CORPORATION
                      SUPPLEMENTARY INSURANCE INFORMATION

                               DECEMBER 31, 1997

                                FUTURE
                                POLICY                                                       AMORTIZA-
                              BENEFITS,             OTHER                         BENEFITS,   TION OF
                    DEFERRED   LOSSES,              POLICY                         CLAIMS,    DEFERRED
                     POLICY   CLAIMS AND          CLAIMS AND          NET INVEST- LOSSES AND   POLICY     OTHER    PREM-
                    ACQUISI-     LOSS    UNEARNED  BENEFITS  PREMIUM     MENT     SETTLEMENT  ACQUISI-  OPERATING   IUMS
                   TION COSTS  EXPENSES  PREMIUMS  PAYABLE   REVENUE    INCOME     EXPENSES  TION COSTS EXPENSES  WRITTEN
                   ---------- ---------- -------- ---------- -------- ----------- ---------- ---------- --------- --------
                                                                (IN MILLIONS)
RISK MANAGEMENT
Regional Property
 and Casualty....    $167.2    $2,615.4   $838.3   $   10.8  $1,953.1   $255.7     $1,445.5    $413.2    $210.2   $1,991.8
Corporate Risk
 Management
 Services........       2.9       331.4      6.3        9.2     333.0     22.7        238.9       3.3     134.8        --
RETIREMENT AND
 ASSET
 ACCUMULATION
Allmerica Finan-
 cial Services...     788.0     2,193.8      2.2      104.8      24.0    183.5        195.2       5.7     182.3        --
Institutional
 Services........       7.4       283.1      --     1,727.9       1.0    180.9        125.1       2.9      53.0        --
Allmerica Asset
 Management......       --          --       --         --        --       0.2          --        --        7.3        --
Corporate........       --          --       --         --        --      11.5          --        --       22.6        --
Eliminations.....       --          --       --         --        --      (1.1)         --        --       (9.9)       --
                     ------    --------   ------   --------  --------   ------     --------    ------    ------   --------
 Total...........    $965.5    $5,423.7   $846.8   $1,852.7  $2,311.1   $653.4     $2,004.7    $425.1    $600.3   $1,991.8
                     ======    ========   ======   ========  ========   ======     ========    ======    ======   ========

                        ALLMERICA FINANCIAL CORPORATION
                      SUPPLEMENTARY INSURANCE INFORMATION

                               DECEMBER 31, 1996

                                FUTURE
                                POLICY                                                       AMORTIZA-
                              BENEFITS,             OTHER                         BENEFITS,   TION OF
                    DEFERRED   LOSSES,              POLICY                         CLAIMS,    DEFERRED
                     POLICY   CLAIMS AND          CLAIMS AND          NET INVEST- LOSSES AND   POLICY     OTHER    PREM-
                    ACQUISI-     LOSS    UNEARNED  BENEFITS  PREMIUM     MENT     SETTLEMENT  ACQUISI-  OPERATING   IUMS
                   TION COSTS  EXPENSES  PREMIUMS  PAYABLE   REVENUE    INCOME     EXPENSES  TION COSTS EXPENSES  WRITTEN
                   ---------- ---------- -------- ---------- -------- ----------- ---------- ---------- --------- --------
                                                                (IN MILLIONS)
RISK MANAGEMENT
Regional Property
 and Casualty....    $164.2    $2,744.1   $815.1   $   12.8  $1,898.3   $235.4     $1,383.4    $409.2    $206.3   $1,914.4
Corporate Risk
 Management
 Services........       2.9       299.0      4.7       11.1     302.9     21.7        211.3       3.1     126.4        --
RETIREMENT AND
 ASSET
 ACCUMULATION
Allmerica Finan-
 cial Services...     649.0     2,225.5      2.7      120.1      34.0    198.7        202.2      54.9     117.6        --
Institutional
 Services........       6.6       289.2      --     1,916.4       1.1    214.0        160.1       2.9      50.9        --
Allmerica Asset
 Management......       --          --       --         --        --       0.1          --        --        7.7        --
Corporate........       --          --       --         --        --       2.7          --        --       18.6        --
Eliminations.....       --          --       --         --        --       --           --        --       (8.7)       --
                     ------    --------   ------   --------  --------   ------     --------    ------    ------   --------
 Total...........    $822.7    $5,557.8   $822.5   $2,060.4  $2,236.3   $672.6     $1,957.0    $470.1    $518.8   $1,914.4
                     ======    ========   ======   ========  ========   ======     ========    ======    ======   ========

                        ALLMERICA FINANCIAL CORPORATION
                      SUPPLEMENTARY INSURANCE INFORMATION

                               DECEMBER 31, 1995

                                FUTURE
                                POLICY                                                       AMORTIZA-
                              BENEFITS,             OTHER                         BENEFITS,   TION OF
                    DEFERRED   LOSSES,              POLICY                         CLAIMS,    DEFERRED
                     POLICY   CLAIMS AND          CLAIMS AND          NET INVEST- LOSSES AND   POLICY     OTHER    PREM-
                    ACQUISI-     LOSS    UNEARNED  BENEFITS  PREMIUM     MENT     SETTLEMENT  ACQUISI-  OPERATING   IUMS
                   TION COSTS  EXPENSES  PREMIUMS  PAYABLE   REVENUE    INCOME     EXPENSES  TION COSTS EXPENSES  WRITTEN
                   ---------- ---------- -------- ---------- -------- ----------- ---------- ---------- --------- --------
                                                                (IN MILLIONS)
RISK MANAGEMENT
Regional Property
 and Casualty....    $157.5    $2,896.0   $797.3   $   12.8  $1,863.2   $209.6     $1,300.3    $409.7    $192.7   $1,885.3
Corporate Risk
 Management
 Services........       2.3       282.4      0.8        9.4     272.7     17.6        197.2       2.7     110.3        --
RETIREMENT AND
 ASSET
 ACCUMULATION
Allmerica Finan-
 cial Services...     569.4     2,248.2      2.8      148.7      86.6    216.3        295.0      55.3     101.2        --
Institutional
 Services........       6.5       294.0      --     2,566.5       0.3    266.4        217.8       3.2      66.4        --
Allmerica Asset
 Management......       --          --       --         --        --       0.2          --        --        2.1        --
Corporate               --          --       --         --        --       0.4          --        --        3.5        --
Eliminations.....       --          --       --         --        --       --           --        --       (4.4)       --
                     ------    --------   ------   --------  --------   ------     --------    ------    ------   --------
 Total...........    $735.7    $5,720.6   $800.9   $2,737.4  $2,222.8   $710.5     $2,010.3    $470.9    $471.8   $1,885.3
                     ======    ========   ======   ========  ========   ======     ========    ======    ======   ========

                                                                     SCHEDULE IV

                        ALLMERICA FINANCIAL CORPORATION
                                  REINSURANCE

                                  DECEMBER 31,

                                                  ASSUMED            PERCENTAGE
                                       CEDED TO    FROM              OF AMOUNT
                               GROSS     OTHER     OTHER      NET     ASSUMED
                              AMOUNT   COMPANIES COMPANIES  AMOUNT     TO NET
                             --------- --------- --------- --------- ----------
                                               (IN MILLIONS)
1997
Life insurance in force      $44,902.9 $7,237.1   $308.9   $37,974.7    0.81%
                             ========= ========   ======   =========   =====
Premiums:
  Life insurance............ $    70.0 $   15.6   $  8.7   $    63.1   13.79%
  Accident and health insur-
   ance.....................     347.4    154.5    102.0       294.9   34.59%
  Property and casualty in-
   surance..................   2,046.2    195.1    102.0     1,953.1    5.22%
                             --------- --------   ------   ---------
Total premiums..............  $2,463.6 $  365.2   $212.7   $ 2,311.1    9.20%
                             ========= ========   ======   =========   =====
1996
Life insurance in force..... $41,943.1 $7,135.8   $559.2   $35,366.5    1.58%
                             ========= ========   ======   =========   =====
Premiums:
  Life insurance............ $    72.0 $   18.1   $  5.9   $    59.8    9.87%
  Accident and health insur-
   ance.....................     317.1    120.8     81.9       278.2   29.44%
  Property and casualty in-
   surance..................   2,018.5    232.6    112.4     1,898.3    5.92%
                             --------- --------   ------   ---------
Total premiums.............. $ 2,407.6 $  371.5   $200.2   $ 2,236.3    8.95%
                             ========= ========   ======   =========   =====
1995
Life insurance in force..... $40,274.2 $8,003.1   $585.6   $32,856.7    1.78%
                             ========= ========   ======   =========   =====
Premiums:
  Life insurance............ $   131.4 $   33.8   $  1.8   $    99.4    1.80%
  Accident and health insur-
   ance.....................     307.5    116.5     69.2       260.2   26.59%
  Property and casualty in-
   surance..................   2,021.7    296.2    137.7     1,863.2    7.39%
                             --------- --------   ------   ---------
Total premiums.............. $ 2,460.6 $  446.5   $208.7   $ 2,222.8    9.39%
                             ========= ========   ======   =========   =====

                                                                      SCHEDULE V

                        ALLMERICA FINANCIAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                  DECEMBER 31,

                                            ADDITIONS
                                      ---------------------
                                                            DEDUCTIONS
                          BALANCE AT  CHARGED TO CHARGED TO    FROM    BALANCE AT
                         BEGINNING OF COSTS AND    OTHER    ALLOWANCE    END OF
                            PERIOD      EXPENSE   ACCOUNTS   ACCOUNT     PERIOD
                         ------------ ---------- ---------- ---------- ----------
                                              (IN MILLIONS)
1997
Mortgage loans..........    $19.6       $ 2.5       $--       $ 1.4      $20.7
Real estate.............     14.9         6.0        --        20.9        --
Allowance for doubtful
 accounts...............      4.5         5.7        --         4.1        6.1
                            -----       -----       ----      -----      -----
                            $39.0       $14.2       $--       $26.4      $26.8
                            =====       =====       ====      =====      =====
1996
Mortgage loans..........    $33.8       $ 5.5       $--       $19.7      $19.6
Real estate.............     19.6         --         --         4.7       14.9
Allowance for doubtful
 accounts...............      4.6         6.8        --         6.9        4.5
                            -----       -----       ----      -----      -----
                            $58.0       $12.3       $--       $31.3      $39.0
                            =====       =====       ====      =====      =====
1995
Mortgage loans..........    $47.2       $ 1.5       $--       $14.9      $33.8
Real estate.............     22.9        (0.6)       --         2.7       19.6
Allowance for doubtful
 accounts...............      4.7         5.3        --         5.4        4.6
                            -----       -----       ----      -----      -----
                            $74.8       $ 6.2       $--       $23.0      $58.0
                            =====       =====       ====      =====      =====

                                                                    SCHEDULE VI

                        ALLMERICA FINANCIAL CORPORATION
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

                       FOR THE YEARS ENDED DECEMBER 31,

                                                      DISCOUNT, IF
                                         RESERVES FOR     ANY,
                              DEFERRED    LOSSES AND    DEDUCTED
                               POLICY       LOSS         FROM                    NET       NET
                             ACQUISITION  ADJUSTMENT    PREVIOUS    UNEARNED   PREMIUMS INVESTMENT
 AFFILIATION WITH REGISTRANT    COSTS    EXPENSES(2)   COLUMN(1)   PREMIUMS(2)  EARNED    INCOME
 --------------------------- ----------- ------------ ------------ ----------- -------- ----------
                                                         (IN MILLIONS)
Consolidated Property and
 Casualty Subsidiaries
   1997...................     $167.2      $2,615.4       $--        $838.3    $1,953.1   $255.7
                               ======      ========       ====       ======    ========   ======
   1996...................     $164.2      $2,744.1       $--        $815.1    $1,898.3   $235.4
                               ======      ========       ====       ======    ========   ======
   1995...................     $157.5      $2,896.0       $--        $797.3    $1,863.2   $209.6
                               ======      ========       ====       ======    ========   ======

                     LOSSES AND LOSS
                   ADJUSTMENT EXPENSES
                 ------------------------
                                          AMORTIZATION
                                          OF DEFERRED  PAID LOSSES
                                             POLICY     AND LOSS
                                          ACQUISITION  ADJUSTMENT  NET PREMIUMS
                 CURRENT YEAR PRIOR YEARS   EXPENSES    EXPENSES     WRITTEN
                 ------------ ----------- ------------ ----------- ------------
   1997.........   $1,564.1     $(127.9)     $413.2     $1,507.2     $1,991.8
                   ========     =======      ======     ========     ========
   1996.........   $1,513.3     $(141.4)     $409.2     $1,387.2     $1,914.4
                   ========     =======      ======     ========     ========
   1995.........   $1,427.3     $(137.6)     $409.7     $1,266.5     $1,885.3
                   ========     =======      ======     ========     ========

--------
(1) The Company does not employ any discounting techniques.
(2) Reserves for losses and loss adjustment expenses are shown gross of $576.7 million, $626.9 million and $763.5 million of reinsurance recoverable on unpaid losses in 1997, 1996 and 1995, respectively. Unearned premiums are shown gross of prepaid premiums of $30.0 million, $45.5 million and $43.8 million in 1997, 1996 and 1995, respectively.

                                      LOGO

AFC9610K