Form 10-Q
period 1998-03-31
ALLMERICA FINANCIAL CORP
filed 1998-05-15
CIK 944695

FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                                 (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended:           March 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from: ____________ to ____________
     Commission file number:                  1-13754

                      ALLMERICA FINANCIAL CORPORATION
        (Exact name of registrant as specified in its charter)

            Delaware                                04-3263626
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification Number)

           440 Lincoln Street, Worcester, Massachusetts  01653
                 (Address of principal executive office)
                             (Zip Code)

                           (508) 855-1000
          (Registrant's telephone number, including area code)

  _____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 60,286,200 shares of common stock outstanding, as of May 1, 1998.

                                32
              Total Number of Pages Included in This Document
                     Exhibit Index is on page 33

                         TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Statements of Income                            3
         Consolidated Balance Sheets                                  4
         Consolidated Statements of Shareholders' Equity              5
         Consolidated Statements of Comprehensive Income              6
         Consolidated Statements of Cash Flows                        7
         Notes to Interim Consolidated Financial Statements      8 - 13

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   14 - 30



PART II. 	OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             31

SIGNATURES                                                           32

                       PART I - FINANCIAL INFORMATION
                        ITEM I - FINANCIAL STATEMENTS

                       ALLMERICA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME



                                           (Unaudited)
                                        Three Months Ended
                                             March 31,
(In millions, except per
share data)                               1998        1997

REVENUES
 Premiums                               $ 577.5     $ 562.3
 Universal life and investment
  product policy fees                      69.5        56.3
 Net investment income                    155.1       163.4
 Net realized investment gains             29.2        44.0
 Other income                              32.6        31.2
                                        -------     -------
   Total revenues                         863.9       857.2
                                        -------     -------

BENEFITS, LOSSES AND EXPENSES
 Policy benefits, claims, losses
  and loss adjustment expenses            506.8       492.3
 Policy acquisition expenses              117.2       115.2
 Loss from cession of disability
  income business                           0.0        53.9
 Other operating expenses                 140.6       141.8
                                        -------     -------
   Total benefits, losses and expenses    764.6       803.2
                                        -------     -------

Income before federal income taxes         99.3        54.0
                                        -------     -------

Federal income tax expense(benefit)
 Current                                   29.8         6.0
 Deferred                                  (5.6)        3.7
                                        -------     -------
   Total federal income tax expense        24.2         9.7
                                        -------     -------

Income before minority interest            75.1        44.3

Minority interest:
 Distributions on mandatorily
  redeemable preferred
  securities of a subsidiary
  trust holding solely junior
  subordinated debentures
  of the Company                           (4.0)       (2.4)
 Equity in earnings                        (4.3)      (26.0)
                                         -------     -------
                                           (8.3)      (28.4)
                                         -------     -------
Net income                               $ 66.8      $ 15.9
                                         =======     =======

PER SHARE DATA

Net income (basic and diluted)           $  1.11     $  0.32
                                         =======     =======

Dividends declared to shareholders       $  0.05     $  0.05
                                         =======     =======

Weighted average shares
 outstanding(diluted)                       60.3        50.2
                                         =======     =======

            The accompanying notes are an integral part of
              these consolidated financial statements.

                  ALLMERICA FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS

                                           (Unaudited)
                                             March 31,      December 31,
(In millions, except per share data)           1998              1997
ASSETS
Investments:
 Debt securities-at fair value (amortized
  cost of  $7,298.3 and $7,052.9)             $ 7,552.3        $ 7,313.7
 Equity securities-at fair value (cost of
  $342.1 and $341.1)                              514.4            479.0
 Mortgage loans                                   541.5            567.5
 Real estate                                       36.7             50.3
 Policy loans                                     144.7            141.9
 Other long-term investments                      134.2            148.3
                                              ---------        ---------
  Total investments                             8,923.8          8,700.7
                                              ---------        ---------

 Cash and cash equivalents                        212.1            215.1
 Accrued investment income                        135.8            142.3
 Deferred policy acquisition costs                999.9            965.5
 Reinsurance receivable on paid and unpaid
  losses, benefits and unearned premiums        1,095.0          1,040.3
 Premiums, accounts and notes receivable, net     563.0            554.4
 Other assets                                     359.3            368.6
 Closed Block assets                              797.5            806.7
 Separate account assets                       11,425.4          9,755.4
                                              ---------        ---------
  Total assets                                $24,511.8        $22,549.0
                                              =========        =========

LIABILITIES
 Policy liabilities and accruals:
  Future policy benefits                      $ 2,604.1        $ 2,598.6
  Outstanding claims, losses and loss
   adjustment expenses                          2,831.7          2,825.1
  Unearned premiums                               847.2            846.8
  Contractholder deposit funds and other
   policy liabilities                           2,086.8          1,852.7
                                              ---------        ---------
 Total policy liabilities and accruals          8,369.8          8,123.2
                                              ---------        ---------

 Expenses and taxes payable                       606.1            670.7
 Reinsurance premiums payable                      48.3             37.7
 Short-term debt                                   40.1             33.0
 Deferred federal income taxes                     16.7             12.9
 Long-term debt                                   202.1            202.1
 Closed Block liabilities                         879.6            885.5
 Separate account liabilities                  11,420.9          9,749.7
                                              ---------        ---------
  Total liabilities                            21,583.6         19,714.8
                                              ---------        ---------

Minority interest:
 Mandatorily redeemable preferred securities
  of a subsidiary trust holding solely junior
  subordinated debentures of the Company          300.0            300.0
 Common stock                                     159.4            152.9
                                              ---------        ---------
  Total minority interest                         459.4            452.9
                                              ---------        ---------

Commitments and contingencies  (Note 9)

SHAREHOLDERS' EQUITY
 Preferred stock, $0.01 par value, 20.0
  million shares authorized, none issued            0.0              0.0
 Common stock, $0.01 par value, 300.0
  million shares authorized, 60.3 million and
60.0  million shares issued and outstanding,
  respectively                                      0.6              0.6
 Additional paid-in capital                     1,763.4          1,755.0
 Accumulated other comprehensive income           233.3            217.9
 Retained earnings                                471.5            407.8
                                              ---------        ---------
Total shareholders' equity                      2,468.8          2,381.3
                                              ---------        ---------
Total liabilities and shareholders' equity    $24,511.8        $22,549.0
                                              =========        =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                      ALLMERICA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                    (Unaudited)
                                                Three Months Ended
                                                    March 31,
(In millions)                                   1998          1997

PREFERRED STOCK
 Balance at beginning and end of period       $    0.0     $    0.0
                                              --------     --------
COMMON STOCK
 Balance at beginning of period                    0.6          0.5
  Issuance of common stock                         0.0          0.0
                                              --------     --------
 Balance at end of period                          0.6          0.5
                                              --------     --------

ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of period                1,755.0      1,382.5
  Issuance of common stock                         8.4          0.0
  Issuance costs of mandatorily
   redeemable preferred securities of a
   subsidiary trust holding solely junior
   subordinated debentures of the Company          0.0         (3.7)
                                              --------     --------
 Balance at end of period                      1,763.4      1,378.8
                                              --------     --------

RETAINED EARNINGS
Balance at beginning of period                   407.8        210.1
 Net income                                       66.8         15.9
 Dividends to shareholders                        (3.1)        (2.5)
                                              --------     --------
Balance at end of period                         471.5        223.5
                                              --------     --------

ACCUMULATED OTHER COMPREHENSIVE INCOME
 NET UNREALIZED APPRECIATION ON INVESTMENTS
 Balance at beginning of period                  217.9        131.6
  Net appreciation (depreciation) on
   available-for-sale securities                  25.1       (136.3)
  (Provision) benefit for deferred federal
   income taxes                                   (9.0)        47.7
  Minority interest                               (0.7)        26.2
                                              --------     --------
   Other comprehensive income                     15.4        (62.4)
                                              --------     --------
 Balance at end of period                        233.3         69.2
                                              --------     --------
Total shareholders' equity                    $2,468.8     $1,672.0
                                              ========     ========


               The accompanying notes are an integral part of
                  these consolidated financial statements.

                       ALLMERICA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   (Unaudited)
                                                Three Months Ended
                                                    March 31,
(In millions)                                  1998          1997

Net income                                     $ 66.8        $ 15.9

Other comprehensive income
 Net appreciation (depreciation) on
  available-for sale securities                  25.1        (136.3)
(Provision) benefit for deferred federal
  income taxes                                   (9.0)         47.7
 Minority interest                               (0.7)         26.2
                                               -------      -------
   Other comprehensive income                    15.4         (62.4)
                                               -------      -------
Comprehensive income                           $ 82.2       $ (46.5)
                                               =======      =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)
                                                    Three Months Ended
                                                        March 31,
(In millions)                                       1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $ 66.8       $ 15.9
 Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Minority interest                                   8.3         28.4
  Net realized gains                                (29.2)       (44.9)
  Net amortization and depreciation                   7.7          6.3
  Loss from cession of disability income
   business                                           0.0         53.9
  Deferred federal income taxes                      (5.6)         3.7
  Change in deferred acquisition costs              (33.9)       (29.8)
  Change in premiums and notes receivable,
   net of reinsurance payable                         2.3        (10.6)
  Change in accrued investment income                 5.5         (3.4)
  Change in policy liabilities and
   accruals, net                                      3.1        (61.3)
  Change in reinsurance receivable                  (54.6)        34.3
  Change in expenses and taxes payable              (53.0)        10.1
  Separate account activity, net                      1.1          0.2
  Other, net                                          5.7        (12.1)
                                                  -------      -------
     Net cash used in operating activities          (75.8)        (9.3)
                                                  -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from disposals and maturities of
  available-for-sale fixed maturities               568.8        891.0
 Proceeds from disposals of equity securities        45.5        116.3
 Proceeds from disposals of other
  investments                                        37.0         29.0
 Proceeds from mortgages matured or collected        62.8         25.5
 Purchase of available-for-sale fixed maturities   (829.1)      (845.7)
 Purchase of equity securities                      (32.7)       (16.0)
 Purchase of other investments                      (50.7)       (32.2)
 Capital expenditures                                (1.7)        (3.3)
 Other investing activities, net                      0.0          0.1
                                                  -------      -------
   Net cash (used in) provided by investing
     activities                                    (200.1)       164.7
                                                  -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Deposits and interest credited to
  contractholder deposit funds                      443.5         56.7
 Withdrawals from contractholder deposit funds     (207.9)      (175.0)
 Change in short-term debt                            7.1         29.2
 Net proceeds from issuance of mandatorily
  redeemable preferred securities of a
  subsidiary trust holding solely junior
  subordinated debentures of the Company              0.0        296.3
 Proceeds from issuance of common stock               8.4          0.0
 Dividends paid to shareholders                      (3.3)        (3.5)
                                                  -------      -------
   Net cash provided by financing activities        247.8        203.7
                                                  -------      -------

Net change in cash and cash equivalents             (28.1)       359.1
Net change in cash held in the Closed Block          25.1         15.7
Cash and cash equivalents, beginning of period      215.1        178.5
                                                  -------      -------
Cash and cash equivalents, end of period           $212.1       $553.3
                                                  =======      =======


            The accompanying notes are an integral part of
               these consolidated financial statements.

                    ALLMERICA FINANCIAL CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Allmerica Financial Corporation ("AFC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q.

The interim consolidated financial statements of AFC include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC"), its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), and Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance holding company). The Closed Block assets and liabilities at March 31, 1998 and December 31, 1997 are presented in the consolidated financial statements as Single line items. Results of operations for the Closed Block for the three month period ended March 31, 1998 and 1997 are included in other income in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

The financial statements reflect minority interest in Allmerica P&C and its subsidiary, the Hanover Insurance Company ("Hanover") of approximately 40.5% prior to the merger on July 16, 1997. The financial statements also reflect minority interest in Citizens Corporation (an 82.5%-owned non-insurance holding company subsidiary of Hanover) and its wholly-owned subsidiary, Citizens Insurance Company of America ("Citizens").

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Certain reclassifications have been made to the 1997 consolidated statements of income in order to conform to the 1998 presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1997 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted Statement No. 130 for the first quarter of 1998, resulting primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and
Related Information"(Statement No. 131). This statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement No. 131 requires that all public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted Statement No. 131 for the first quarter of 1998, resulting in certain segment re-definitions which have no impact on the consolidated results of operations. (See Note 7.)

In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP No. 97-3"). SOP No. 97-3 provides guidance on when a liability should be recognized for guaranty fund and other assessments and how to measure the liability. This statement allows for the discounting of the liability if the amount and timing of the cash payments are fixed and determinable. In addition, it provides criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges. This statement is effective for fiscal years beginning after December 15, 1998. The Company believes that the adoption of this statement will not have a material effect on the results of operations or financial position.

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP No. 98-1 requires that certain costs incurred in developing internal-use computer software be capitalized and provides guidance for determining whether computer software is to be considered for internal use. This statement is effective for fiscal years beginning after December 15, 1998. The Company is currently determining the impact of adoption of SOP No. 98-1.

3. Merger with Allmerica Property & Casualty Companies, Inc.

The merger of Allmerica P&C and a wholly-owned subsidiary of the Company was consummated on July 16, 1997. Through the merger, the Company acquired all of the outstanding common stock of Allmerica P&C that it did not already own in exchange for cash of $425.6 million and approximately 9.7 million shares of AFC stock valued at $372.5 million. On February 3, 1997, the Company issued $300.0 million of Series A Capital Securities ("Capital Securities"). Net proceeds from the offering of approximately $296.3 million funded a portion of the July 16, 1997 acquisition.

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

The Company's consolidated results of operations include minority interest in Allmerica P&C prior to July 16, 1997. The unaudited pro forma information below presents consolidated results of operations as if the merger and issuance of Capital Securities had occurred at the beginning of 1997 and reflects adjustments which include interest expense related to the assumed financing of a portion of the cash consideration paid and amortization of goodwill.

The following unaudited pro forma information is not necessarily indicative of the consolidated results of operations of the combined Company had the merger and issuance of Capital Securities occurred at the beginning of 1997, nor is it necessarily indicative of future results.



                                                         (Unaudited)
                                                      Three Months Ended
                                                          March 31,
(In millions)                                               1997

Revenue                                                    $837.7
                                                           =======
Net realized capital gains included in revenue             $ 30.1
                                                           =======
Income before taxes and minority interest                  $ 33.4
Income taxes                                                 (3.0)
Minority interest:
   Distributions on mandatorily redeemable preferred
   securities of a subsidiary trust holding solely
   junior subordinated debentures of the Company             (4.0)
   Equity in earnings                                        (5.0)
                                                           -------
Net income                                                 $ 21.4
                                                           =======

Net income per common share (basic and diluted)            $ 0.36
                                                           =======

Weighted average shares outstanding(basic and diluted)       59.9
                                                           =======

4. Significant Transactions

Effective January 1, 1998, the Company entered into an agreement with a highly rated reinsurer to reinsure the mortality risk on the universal life and variable universal life blocks of business. This agreement did not have a material effect on the Company's results of operations or financial position.

On January 1, 1998, substantially all of the Company's defined benefit, defined contribution 401(K) and postretirement plans were merged with the existing benefit plans of FAFLIC. The transfer of benefit plans did not have a material impact on the results of operations or financial position of the Company.

5. Federal Income Taxes

Federal income tax expense for the periods ended March 31, 1998 and 1997, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

6. Closed Block

Included in other income in the Consolidated Statements of Income in the first three months of 1998 and 1997 is a net pre-tax contribution from the Closed Block of $2.4 million and $5.5 million, respectively. Summarized financial information of the Closed Block is as follows:


(In millions)                                (Unaudited)
                                               March 31,        December 31,
                                                 1998              1997
ASSETS
 Fixed maturities-at fair value(amortized
   cost of $407.8 and $418.5)                  $ 420.6            $ 412.9
 Mortgage loans                                  123.4              112.0
 Policy loans                                    216.4              218.8
 Cash and cash equivalents                        (0.1)              25.1
 Accrued investment income                        15.0               14.1
 Deferred policy acquisition costs                17.0               18.2
 Other assets                                      5.2                5.6
                                               -------            -------
   Total assets                                $ 797.5            $ 806.7
                                               =======            =======
LIABILITIES
 Policy liabilities and accruals               $ 866.1            $ 875.1
 Other liabilities                                13.5               10.4
                                               -------            -------
   Total liabilities                           $ 879.6            $ 885.5
                                               =======            =======



                                                       (Unaudited)
                                                      Three Months
                                                          Ended
                                                         March 31,

(In millions)                                    1998                 1997
REVENUES
 Premiums                                       $ 28.2               $ 29.3
 Net investment income                            13.2                 13.5
 Net realized investment gains                     0.0                  0.9
                                                ------               ------
   Total revenues                                 41.4                 43.7
                                                ------               ------
BENEFITS AND EXPENSES
 Policy benefits                                  37.7                 37.3
 Policy acquisition expenses                       0.7                  0.9
 Other operating expenses                          0.6                  0.0
                                                ------               ------
   Total benefits and expenses                    39.0                 38.2
                                                ------               ------
     Contribution from the Closed Block         $  2.4               $  5.5
                                                ======               ======

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

7. Segment Information

The Company offers financial products and services in two major areas: Risk Management and Retirement and Asset Accumulation. Within these broad areas, the Company conducts business principally in four operating segments.

Effective January 1, 1998, the Company adopted Statement No. 131. Upon adoption, the separate financial information of each segment was re-defined consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the significant changes in reportable segments is included below.

The Risk Management group includes two segments: Property and Casualty and Corporate Risk Management Services. The Property and Casualty segment includes property and casualty insurance products, such as automobile insurance, homeowners insurance, commercial multiple peril insurance, and workers' compensation insurance. These products are offered by Allmerica P&C through its operating subsidiaries, Hanover and Citizens. Substantially all of the Property and Casualty segment's earnings are generated in Michigan and the Northeast (Connecticut, Massachusetts, New York, New Jersey, New Hampshire, Rhode Island, Vermont and Maine). The Corporate Risk Management Services segment includes group life and health insurance products and services which assist employers in administering employee benefit programs and in managing the related risks.

The Retirement and Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products distributed via retail channels as well as group retirement products, such as defined benefit and 401(K) plans and tax-sheltered annuities distributed to institutions. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in three types of Guaranteed Investment Contracts (GICs); the
traditional GIC, the synthetic GIC and the "floating rate" GIC.   This
segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates, and to other institutions, such as insurance companies and pension plans.

In addition to the four operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, Corporate Technology, Corporate Finance, Human Resources and the legal department.

Significant changes to the Company's segmentation include a reclassification of corporate overhead expenses from each operating segment into the Corporate segment. Additionally, certain products (group retirement products, such as 401(K) plans and tax-sheltered annuities, group variable universal life), and certain other non-insurance operations (telemarketing and trust services) previously reported in the Allmerica Financial Institutional Services segment were combined with the Allmerica Financial Services segment. Also, the Company reclassified the GIC product line previously reported in the Allmerica Financial Institutional Services segment into the Allmerica Asset Management segment.

Management evaluates the results of the aforementioned segments based on pre-tax segment income. Pre-tax segment income is determined by adjusting net income for net realized investment gains and losses, net gains and losses on disposals of businesses, extraordinary items, the cumulative effect of accounting changes and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of pre-tax segment income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, pre-tax segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments for the periods indicated.


                                                       (Unaudited)
                                                   Three Months Ended
                                                        March 31,
(In millions)                                    1998              1997
Segment revenues:
 Risk Management
  Property and Casualty                         $ 553.5           $ 538.2
  Corporate Risk Management Services              105.1              95.8
                                                -------           -------
    Subtotal                                      658.6             634.0
 Retirement and Asset Accumulation
  Allmerica Financial Services                    191.2             191.2
  Allmerica Asset Management                       23.9              23.9
                                                -------           -------
    Subtotal                                      215.1             215.1
 Corporate                                          2.0               4.1
 Intersegment revenues                             (2.1)             (2.6)
                                                -------           -------
   Total segment revenues including Closed
    Block                                         873.6             850.6
     Adjustment for Closed Block                  (38.9)            (37.4)
                                                -------           -------
    Total segment revenues                        834.7             813.2
Other revenues:
 Net realized gains                                29.2              44.0
                                                -------           -------
  Total revenues                                $ 863.9           $ 857.2
                                                =======           =======
Segment income (loss) before income taxes
 and minority interest:
 Risk Management
  Property and Casualty                         $  37.7           $  37.7
  Corporate Risk Management Services                5.1               3.4
                                                -------           -------
    Subtotal                                       42.8              41.1
 Retirement and Asset Accumulation
  Allmerica Financial Services                     41.7              29.8
  Allmerica Asset Management                        3.9               3.2
                                                -------           -------
    Subtotal                                       45.6              33.0
 Corporate                                        (12.3)            (11.0)
                                                -------           -------
   Segment income before income taxes and
    minority interest                              76.1              63.1
Adjustments to segment income:
  Net realized investment gains                    23.9              44.0
  Loss on cession of disability income business     0.0             (53.9)
  Other items                                      (0.7)              0.8
                                                -------           -------
Income before taxes and minority interest       $  99.3           $  54.0
                                                =======           =======



                             Identifiable               Deferred Acquisition
                                Assets                          Costs

(In millions)          (Unaudited)                  (Unaudited)
                        March 31,    December 31,    March 31,   December 31,
                          1998           1997          1998          1997

Risk Management
 Property and Casualty  $ 5,545.5    $ 5,650.4        $ 164.9       $ 167.2
 Corporate Risk
  Management Services       627.1        621.9            2.9           2.9
                        ---------    ---------        -------       -------
    Subtotal              6,172.6      6,272.3          167.8         170.1
Retirement and
Asset Accumulation
 Allmerica Financial
  Services               16,811.1     15,159.2          831.2         794.5
 Allmerica Asset
  Management              1,280.8      1,035.1            0.9           0.9
                        ---------    ---------        -------       -------
    Subtotal             18,091.9     16,194.3          832.1         795.4
Corporate                   247.3         82.4            0.0           0.0
                        ---------    ---------        -------       -------
  Total                 $24,511.8    $22,549.0        $ 999.9       $ 965.5
                        =========    =========        =======       =======

8. Earnings Per Share

In 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", (Statement No. 128) which supersedes Accounting Principle Board Opinion No. 15, "Earnings Per Share". This standard replaces the primary earnings per share with a basic and diluted earnings per share computation and requires a dual presentation of basic and diluted earnings per share for those companies with complex capital structures. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements. The adoption of the aforementioned standard had no effect on the company's previously reported earnings per share.

The weighted average number of shares of common stock and equivalents which were utilized in the calculation of basic earnings per share were 59.9 million and 50.1 million for the three months ended March 31, 1998 and 1997, respectively. The weighted average shares outstanding used in the calculation of diluted earnings per share include the 0.4 million and 0.1 million share effect of dilutive employee stock options for the periods ended March 31, 1998 and 1997, respectively. However, this difference in weighted average shares outstanding was of insufficient magnitude to cause a difference between reported basic and diluted earnings per share.

9. Commitments and Contingencies

Litigation

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


Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Although the Company does not believe that there is a material contingency associated with the Year 2000 project, there can be no assurance that exposure for material contingencies will not arise.

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

The results of operations reflect minority interest in Allmerica P&C and its subsidiary, the Hanover Insurance Company ("Hanover") of approximately 40.5% prior to the merger on July 16, 1997. The results of operations also reflect minority interest in Citizens Corporation.

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

The contribution from the Closed Block is included in `Other income' in the interim Consolidated Financial Statements. The pre-tax contribution from the Closed Block was $2.4 million for the three months ended March 31, 1998 and $5.5 million for the three months ended March 31,1997.

The following table presents the results of operations of the Closed Block combined with the results of operations outside the Closed Block for all periods presented. Management's discussion and analysis addresses the results of operations as combined unless otherwise noted.


                                                        (Unaudited)
                                                    Three Months Ended
                                                         March 31,
(In millions)                                     1998             1997
REVENUES
   Premiums                                     $ 605.7           $ 591.6
   Universal life and investment product
    policy fees                                    69.5              56.3
   Net investment income                          168.3             176.9
   Net realized investment gains                   29.2              44.9
   Other income                                    30.2              25.7
                                                -------           -------
     Total revenues                               902.9             895.4

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims, losses and loss
   adjustment expenses                            544.5             529.6
  Policy acquisition expenses                     117.9             116.1
  Loss from cession of disability income
   business                                         0.0              53.9
  Other operating expenses                        141.2             141.8
                                                -------           -------
     Total benefits, losses and expenses          803.6             841.4
                                                -------           -------

Income before federal income taxes                 99.3              54.0

Federal income tax expense(benefit):
  Current                                          29.8               6.0
  Deferred                                         (5.6)              3.7
                                                -------           -------
    Total federal income tax expense               24.2               9.7
                                                -------           -------
Income before minority interest                    75.1              44.3

Minority interest:
  Distributions on mandatorily redeemable
   preferred securities of a subsidiary trust
   holding solely junior subordinated debentures
   of the Company                                  (4.0)             (2.4)
  Equity in earnings                               (4.3)            (26.0)
                                                -------           -------
                                                   (8.3)            (28.4)
                                                -------           -------
Net income                                      $  66.8           $  15.9
                                                =======           =======

Description of Operating Segments

The Company offers financial products and services in two major areas: Risk Management and Retirement and Asset Accumulation. Within these broad areas, the Company conducts business principally in four operating segments.
These segments are Property and Casualty; Corporate Risk Management Services; Allmerica Financial Services; and Allmerica Asset Management.

Effective January 1, 1998, the Company adopted Statement No. 131.
Consistent with the Company's adoption of this statement, the separate financial information of each segment was re-defined consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the significant changes in reportable segments is included below.

The Risk Management group includes two segments: Property and Casualty and Corporate Risk Management Services. The Property and Casualty segment includes property and casualty insurance products, such as automobile insurance, homeowners insurance, commercial multiple peril insurance, and workers' compensation insurance. These products are offered by Allmerica P&C through its operating subsidiaries, Hanover and Citizens. Substantially all of the Property and Casualty segment's earnings are generated in Michigan and the Northeast (Connecticut, Massachusetts, New York, New Jersey, New Hampshire, Rhode Island, Vermont and Maine). Prior to 1998, certain corporate overhead expenses were allocated to the Property and Casualty business and were reflected in the results of this segment. In addition, results of operations from the property and casualty holding companies and certain non-insurance subsidiaries of Allmerica P&C were reflected in the results of this segment. These overhead expenses and the activity from the holding companies are now reported in the Corporate segment. Results from certain non-insurance subsidiaries are no longer being reflected in the results of the Property and Casualty segment.

The Corporate Risk Management Services segment includes group life and health insurance products and services which assist employers in administering employee benefit programs and in managing the related risks. Prior to 1998, certain corporate overhead expenses were allocated to the Corporate Risk Management Services business and were reflected in the results of this segment. These overhead expenses are now reported in the Corporate segment. In addition, results from certain non-insurance subsidiaries, which were previously reported in the Property and Casualty segment, are now being reported in the Corporate Risk Management Services segment.

The Retirement and Asset Accumulation group includes two segments:
Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products distributed via retail channels as well as group retirement products, such as defined benefit and 401(K) plans and tax-sheltered annuities distributed to institutions. Prior to 1998, certain corporate overhead expenses were allocated to the Allmerica
Financial Services business and were reflected in the results of this segment. These overhead expenses are now reported in the Corporate segment. Certain products (including defined benefit and defined contribution plans, group variable universal life) and certain other non-insurance operations (telemarketing and trust services) previously reported in the Allmerica Financial Institutional Services segment have been combined with the Allmerica Financial Services segment.

Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in three types of Guaranteed Investment Contracts (GICs); the traditional GIC, the synthetic GIC and the "floating rate" GIC. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates, and to other institutions, such as insurance companies and pension plans. Prior to 1998, certain corporate overhead expenses were allocated to the Allmerica Asset Management business and were reflected in the results of this segment. These overhead expenses are now reported in the Corporate segment. Additionally, the GIC products, now offered through Allmerica Asset Management, were previously reported in the results of the Allmerica Financial Institutional Services segment.

In addition to the four operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Series A Capital Securities ("Capital Securities") and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, Corporate Technology, Corporate Finance, Human Resources and the legal department. Through implementation of Statement No. 131, the definition of the Corporate segment was redefined to include all holding companies, as well as the parent company and the corporate debt. Corporate overhead expenses, which were previously allocated to the operating segments, are now included in the Corporate segment.

Results of Operations

Consolidated Overview

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

The Company's consolidated net income for the first quarter increased $50.9 million, or 320.1%, to $66.8 million, compared to the same period in 1997. Net income includes certain items which management believes are not indicative of overall operating trends, such as net realized investment gains and losses, net gains and losses on disposals of businesses, extraordinary items and the cumulative effect of accounting changes. While these items may be significant components in understanding and assessing the Company's financial performance, management believes adjusted net income enhances the understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, adjusted net income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

For purposes of assessing each segment's contribution to adjusted net income, management evaluates the results of these segments on a pre-tax basis. The following table reflects each segment's contribution to adjusted net income and a reconciliation to consolidated net income as adjusted for these items.


                                                         (Unaudited)
                                                      Three Months Ended
                                                          March 31,
(In millions)                                       1998              1997

Segment income (loss) before income taxes and
 minority interest:
  Risk Management
    Property and Casualty                          $ 37.7             $ 37.7
    Corporate Risk Management Services                5.1                3.4
                                                   ------             ------
      Subtotal                                       42.8               41.1
  Retirement and Asset Accumulation
    Allmerica Financial Services                     41.7               29.8
    Allmerica Asset Management                        3.9                3.2
                                                   ------             ------
      Subtotal                                       45.6               33.0
  Corporate                                         (12.3)             (11.0)
                                                   ------             ------
    Segment income before income taxes and
     minority interest                               76.1               63.1

 Federal income taxes on segment income             (17.9)             (12.9)
 Minority interest on preferred dividends            (4.0)              (2.4)
 Minority interest on segment income                 (3.8)             (14.6)
                                                   ------             ------
Adjusted net income                                  50.4               33.2
Adjustments (net of tax):
  Net realized investment gains                      17.5               29.0
  Loss on cession of disability income business       0.0              (35.0)
  Other items                                        (0.6)               0.1
  Minority interest on adjustments                   (0.5)             (11.4)
                                                   ------             ------
Net income                                         $ 66.8             $ 15.9
                                                   ======             ======


The Company's segment income before taxes and minority interest increased $13.0 million, or 20.6%, to $76.1 million in the first quarter of 1998.
This increase is primarily attributable to increases of $11.9 million from the Allmerica Financial Services segment and $1.7 million from the Corporate Risk Management segment. The increase in the Allmerica Financial Services Segment was primarily attributable to growth in the variable annuity and
variable universal life assets resulting in increased fee revenue.   Fee
revenue from these products increased $13.2 million or 23.4% to $69.5 million in the first quarter of 1998. The increase in the Corporate Risk Management segment income is due to growth in the contribution from administrative services, affinity group life and health, stop loss and risk sharing product lines totaling $5.2 million, as well as more favorable experience in its group life and group dental product lines. The increases related to the Corporate Risk Management Services segment were partially offset by $4.0 million of higher expenses and less favorable experience in the fully insured medical product line. Property and Casualty's segment income for the first quarter of 1998 was positively impacted by modest growth in earned premiums and lower policy acquisition and other underwritng expenses at both Hanover and Citizens. These items were offset by increased personal automobile claim severity at Hanover and reduced favorable development on prior year reserves at both companies, as well as a decrease in net investment income. As a result, Property and Casualty segment income remained consistent with the prior year. Allmerica Asset Management segment income for the first quarter of 1998 remained consistent with the first quarter of 1997 as sales of "floating rate" GICs more than offset the withdrawals of traditional GICs. The operating loss in the Corporate segment for the first quarter of 1998 is comparable with the first quarter of 1997.

The effective tax rate for segment income was 23.5% for the first quarter of 1998 compared to 20.3% for the first quarter of 1997. The change in the overall effective segment tax rate is due primarily to an increase in the proportion of pre-tax results contributed by the Retirement and Asset Accumulation business, which has a higher overall tax rate.

After-tax net realized gains on investments were $17.5 million in the first quarter of 1998, resulting primarily from net realized gains on equity securities and fixed maturities of $10.7 million and $6.5 million, respectively. During the first quarter of 1997, after-tax net realized gains on investments of $29.0 million resulted primarily from the sale of appreciated equity securities, due to the Company's strategy of shifting to a higher level of debt securities, as well as sales of real estate investment properties.

Effective October 1, 1997, the Company ceded substantially all of its individual disability income line of business. The Company recognized a $35.0 million loss, net of taxes, during the first quarter of 1997 upon entering into agreement in principal to transfer the business.

Minority interest on both segment income and adjustments to net income decreased in the current period as compared to the prior year due primarily to the Company's merger with Allmerica P&C on July 16, 1997. Prior to the acquisition, minority interest reflected 40.5% of the results of operations from this subsidiary.


Segment Results

The following is management's discussion and analysis of the Company's results of operations by business segment. The segment results are presented before taxes and minority interest and other items which management believes are not indicative of overall operating trends, including realized gains and losses.

Risk Management

Property and Casualty


The following table summarizes the results of operations for the Property and Casualty segment.



                                                      (Unaudited)
                                                     Quarter Ended
March 31,
(In millions)                                      1998         1997

Segment revenues
  Net premiums earned                             $491.2        $475.1
  Net investment income                             59.0          60.6
  Other income                                       3.3           2.5
                                                  ------        ------
Total segment revenues                             553.5         538.2

Losses and loss adjustment expenses<FN1>           371.2         348.2
Policy acquisition and other
 operating expenses                                144.6         152.3
                                                  ------        ------
Segment income before taxes and
 minority interest                                $ 37.7        $ 37.7
                                                  ======        ======

<FN1>
Includes policyholders' dividends of $3.7 million and $1.6 million for the quarters ended March 31, 1998 and 1997, respectively.


Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

Property and Casualty's segment income before taxes and minority interest remained consistent in the first quarter of 1998 as compared to the same period in 1997. Growth in earned premium and lower policy acquisition and other underwriting expenses at both Hanover and Citizens were partially offset by increased personal automobile claims severity at Hanover and reduced favorable development of prior year reserves at both Hanover and Citizens. Net investment income before taxes decreased $1.6 million, or 2.6%, to $59.0 million during the first quarter of 1998 compared to $60.6 million in the comparable quarter of 1997. The decrease is primarily the result of a slight decrease in yields on debt securities. The average pre-tax yield on debt securities was 6.7% and 6.8% for the first quarter of 1998 and 1997, respectively.

LINE OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 61.6% and 62.2% of total net premiums earned in the first quarter of 1998 and 1997, respectively.

                                                                 Total
                                                                Property
                              Hanover         Citizens        and Casualty
For the Quarters Ended     1998     1997   1998     1997     1998     1997
March 31, (In millions)

Net premiums earned      $154.8   $151.7  $147.9   $143.7   $302.7   $295.4
Losses and loss
Adjustment expenses       125.1    112.8    99.1    113.8    224.2    226.6
Policy acquisition and
other underwriting
   expenses                47.1     49.5    38.1     39.0     85.2     88.5
                         ------   ------  ------   ------    -----   ------
Underwriting (loss)
profit                   $(17.4)  $(10.6) $ 10.7   $ (9.1)  $ (6.7)  $ (19.7)
                         ======   ======  ======   ======    =====   =======

Revenues

Personal lines' net premiums earned increased $7.3 million, or 2.5%, to $302.7 million during the first quarter of 1998, compared to $295.4 million in the first quarter of 1997. Hanover's personal lines net premiums earned increased $3.1 million, or 2.0%, to $154.8 million during the first quarter of 1998. A 3.5% increase in polices in force in the personal automobile line since March 31, 1997, as well as rate increases in the homeowners line, contributed to the increase in net premiums earned. These increases were partially offset by a mandated 4.0% decrease in Massachusetts personal automobile rates which became effective January 1, 1998.

Citizens' personal lines net premiums earned increased $4.2 million, or 2.9%, to $147.9 million in the first quarter of 1998. This growth is attributable to rate increases in the personal automobile and homeowners lines and a 2.6% increase in policies in force in the homeowners line. This increase is partially offset by a decrease, attributable to changes in the Michigan Catastrophic Claims Association ("MCCA") surcharges, effective January 1, 1997 and January 1, 1998, respectively, for personal automobile policies written.

While management has taken steps to increase penetration in affinity groups and has initiated other marketing programs, the Company believes that heightened competition may result in reduced premium growth in the personal lines of business.

Underwriting results

The personal lines' underwriting results in the first quarter of 1998 improved $13.0 million, to a loss of $6.7 million, compared to a loss of $19.7 million for the same period in 1997. Hanover's underwriting results deteriorated $6.8 million, to a loss of $17.4 million. Citizens' underwriting results improved $19.8 million, to a profit of $10.7 million.

Hanover's personal lines losses and loss adjustment expenses ("LAE") increased $12.3 million, or 10.9%, to $125.1 million in the first quarter of 1998. This increase is primarily attributable to an increase in severity in the personal automobile line. In addition, catastrophe losses increased $4.5 million, to $6.2 million, in the first quarter of 1998 from $1.7 million in 1997. A severe winter ice storm that struck Maine in January 1998 generated $4.2 million of the first quarter 1998 catastrophe losses.

Citizens' losses and LAE decreased by $14.7 million, or 12.9%, to $99.1 million. This decrease is primarily due to more favorable claims activity in the homeowners and personal automobile lines, and a reduction in catastrophe losses of $5.9 million, primarily in the homeowners line.

Policy acquisition and other underwriting expenses in the personal lines decreased $3.3 million, or 3.7%, to $85.2 million in the first quarter of 1998, primarily reflecting reductions in employee related expenses, partially offset by growth in earned premium.

Commercial Lines of Business

The commercial lines of business represented 38.4% and 37.8% of total net premiums earned in the first quarter of 1998 and 1997, respectively.

                                                                  Total
                                                                Property
                              Hanover         Citizens        and Casualty
For the Quarters Ended     1998     1997   1998       1997   1998     1997
March 31, (In millions)

Net premiums earned      $119.3   $113.5  $ 69.2     $ 66.2  $188.5  $179.7
Losses and loss
  adjustment expenses      84.2     75.3    59.1       44.7   143.3   120.0
Policy acquisition and
  other underwriting
  expenses                 40.5     45.3    17.2       17.4    57.7    62.7
Policyholder's dividends    1.8        0     1.9        1.6     3.7     1.6
                         ------   ------  ------     ------  ------   -----
Underwriting (loss)
profit                   $ (7.2)  $ (7.1) $ (9.0)     $ 2.5  $(16.2)  $(4.6)
                         ======   ======  ======      =====  ======   =====

Revenues

Commercial lines' net premiums earned increased $8.8 million, or 4.9%, to $188.5 million for the quarter ended March 31, 1998 from $179.7 million for the quarter ended March 31, 1997. Hanover's commercial lines net premiums earned increased $5.8 million, or 5.1%, to $119.3 million. Policies in force in the workers' compensation line and commercial automobile line for Hanover increased 5.9% and 7.3%, respectively. Citizens' commercial lines net premiums earned increased $3.0 million, or 4.5%, to $69.2 million, in the first quarter of 1998. This increase is primarily attributable to policy in force growth in the commercial multiple peril and commercial automobile lines of Citizens. These factors were partially offset by rate decreases in the workers' compensation line at both companies. Management believes competitive conditions in the workers' compensation line may impact future growth in net premiums earned.

Underwriting results

The commercial lines' underwriting loss was $16.2 million compared to a loss of $4.6 million for the quarters ended March 31, 1998 and 1997, respectively. Hanover's underwriting loss of $7.1 million was consistent with the prior year and Citizens' underwriting results decreased $11.5 million, to a loss of $9.0 million in the first quarter of 1998, compared to a $2.5 million profit in 1997.

Hanover's commercial lines' losses and LAE increased $8.9 million, or 11.8%, to $84.2 million in the first quarter of 1998 from $75.3 million in the first quarter of 1997. This increase is primarily attributable to increases in losses and LAE in the workers' compensation and commercial automobile lines of $6.7 million and $3.3 million, respectively. The increase in the workers' compensation line resulted from a decrease in favorable claims experience on prior accident years in addition to an increase in current year loss severity. Commercial automobile losses and LAE increased as a result of a reduction in favorable claims experience on prior accident years.

Citizens' losses and LAE were $59.1 million and $44.7 million for the quarters ended March 31, 1998 and 1997, respectively. The increase is primarily due to increased current year claims activity and less favorable development of prior year reserves in the commercial automobile and workers' compensation lines.

Policy acquisition and other underwriting expenses in the commercial lines decreased $5.0 million, or 8.0%, to $57.7 million in the first quarter of 1998, primarily reflecting reductions in employee related expenses, partially offset by the effect of higher premiums.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Property and Casualty segment maintains reserves to provide for its estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and judicial theories of liability and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before definitive determination of ultimate liability may be made, and where the technological, judicial, and political climates involving these types of claims are changing.

The Property and Casualty segment regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded. The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:



                                                           (Unaudited)
                                                       Three Months Ended
                                                            March 31,
(In millions)                                        1998             1997

Reserve for losses and LAE, beginning of period  $ 2,615.4        $ 2,744.1
Incurred losses and LAE, net of
reinsurance recoverable:
    Provision for insured events of the
      current year                                   396.0            382.2
   Decrease in provision for insured
      events of prior years                          (28.5)           (35.6)
                                                 ---------        ---------
Total incurred losses and LAE                        367.5            346.6
  payments, net of reinsurance recoverable:
   Losses and LAE attributable to
      insured events of current year                 116.2            111.4
   Losses and LAE attributable to
      insured events of prior years                  260.2            269.2
                                                 ---------        ---------
Total payments                                       376.4            380.6
Change in reinsurance recoverable on
  unpaid losses                                       (1.1)           (31.6)
                                                 ---------        ---------
Reserve for losses and LAE, end of period        $ 2,605.4        $ 2,678.5
                                                 =========        =========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $28.5 million and $35.6 million for the three month periods ended March 31, 1998 and 1997, respectively. Favorable reserve development at Citizens decreased $5.4 million, to $15.1 million, from $20.5 million, for the quarters ended March 31, 1998 and March 31, 1997, respectively. This decrease is primarily due to unfavorable development in the commercial automobile line for the quarter ended
March 31, 1998. Hanover's favorable development decreased $1.7 million, to $13.4 million, during the first quarter of 1998, from $15.1 million in the first quarter of 1997. This decrease is primarily attributable to decreased favorable development in all major commercial lines of business, partially offset by an increase in favorable development in the personal automobile line.

This favorable development reflects the Company's reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the losses and LAE reserves in the past may not necessarily occur in the future.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on the Property and Casualty segment varies by product. Property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses, are known. Consequently, the Property and Casualty segment attempts, in establishing rates, to anticipate the potential impact of inflation in the projection of ultimate costs. The impact of inflation has been relatively insignificant in recent years. However, inflation could contribute to increased losses and LAE in the future.

The Company regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. The Company believes that a significant change to the estimated reserves could have a material impact on the results of operations.

REINSURANCE

The Property and Casualty segment maintains a reinsurance program designed to protect against large or unusual losses and allocated LAE activity, which includes pro-rata, excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. The Property and Casualty segment determines the appropriate amount of reinsurance based on the evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. The Property and Casualty segment also has reinsurance for casualty business.

Effective January 1, 1998, the Property and Casualty segment modified its catastrophe reinsurance program to include a higher retention. Under the 1998 catastrophe reinsurance program, the Company retains the first $45.0 million. For losses in excess of $45.0 million and up to $180.0 million, the Company retains 10% of the loss. Amounts in excess of $180.0 million are retained 100% by the Company. Under the 1997 catastrophe reinsurance program, Hanover retained the first $25.0 million of loss per occurrence and all amounts in excess of $180.0 million, 55% of all aggregate loss amounts in excess of $25.0 million up to $45.0 million, and 10% of all aggregate loss amounts in excess of $45.0 million up to $180.0 million. Also, under the 1997 catastrophic reinsurance program, Citizens retained 5% of losses in excess of $10.0 million, up to $25.0 million, and 10% of losses in excess of $25.0 million up to $180.0 million. Amounts in excess of $180.0 were retained 100% by the Company.

Under the Property and Casualty segment's casualty reinsurance program, the reinsurers are responsible for 100% of the amount of each loss in excess of $0.5 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Amounts in excess of $60.5 million are retained 100% by the Company.

The Property and Casualty segment cedes to reinsurers a portion of its risk and pays a fee based upon premiums received on all policies subject to such reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company in the Property and Casualty segment. The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

Corporate Risk Management Services

The following table summarizes the results of operations for the Corporate Risk Management Services segment for the periods indicated.


                                                           (Unaudited)
                                                          Quarter Ended
                                                            March 31,
(In millions)                                         1998            1997
Premiums and premium equivalents
  Premiums                                           $  85.6        $  78.7
  Premium equivalents                                  166.6          150.8
                                                     -------        -------
Total premiums and premium equivalents               $ 252.2        $ 229.5
                                                     =======        =======
Segment revenues
  Premiums                                           $  85.6        $  78.7
  Net investment income                                  6.0            5.6
  Other income                                          13.5           11.5
                                                     -------        -------
Total segment revenues                                 105.1           95.8

Policy benefits, claims and losses                      62.3           58.6
Policy acquisition expenses                              0.8            0.9
Other operating expenses                                36.9           32.9
                                                     -------        -------
Segment income before taxes                          $   5.1        $   3.4
                                                     =======        =======


Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

Segment income before taxes increased $1.7 million, or 50.0%, to $5.1 million in the first quarter of 1998. This increase was primarily due to growth in the contribution from administrative services, affinity group life and health business, and stop loss and risk sharing product lines totaling $5.2 million. Also, improved mortality in the group life product line and more favorable experience in the group dental product line contributed $1.1 million and $0.6 million, respectively. These increases were partially offset by $4.0 million of higher expenses and $1.1 million of less favorable experience in the fully insured medical product line.

Premiums increased $6.9 million, or 8.8%, to $85.6 million in the first quarter of 1998 primarily due to increases in reinsurance, which includes affinity group life and health business, and stop loss product lines totaling $8.7 million. These increases were partially offset by decreased premium in the fully insured medical and dental lines of $1.1 million and $0.7 million, respectively. These decreases reflect the cancellation of several large unprofitable accounts.

Other income increased $2.0 million, or 17.4%, to $13.5 million in the first quarter of 1998 due to an increase in administrative service fees.

Policy benefits, claims and losses increased $3.7 million, or 6.3%, to $62.3 million in the first quarter of 1998. This increase is principally attributable to the aforementioned premium growth, partially offset by favorable overall loss experience. In particular, increased policy benefits resulting from growth in reinsurance and stop loss product lines and less favorable experience in the fully insured medical product line was partially offset by improved experience in the group life, risk sharing and fully insured dental product lines.

Operating expenses increased $4.0 million, or 12.2%, to $36.9 million in the first quarter of 1998 due to growth related increases in commissions, expense allowances, and premium taxes, as well as an increase in the volume of claims processed.

Retirement and Asset Accumulation

Allmerica Financial Services

The following table summarizes the results of operations, including the Closed Block, for the Allmerica Financial Services segment for the periods indicated.


                                                         (Unaudited)
                                                        Quarter Ended
                                                           March 31,
(In millions)                                       1998             1997
Segment revenues
  Premiums                                        $  28.9           $  37.8
  Fees                                               69.5              56.3
  Net investment income                              80.6              85.5
  Other income                                       12.2              11.6
                                                  -------           -------
Total segment revenues                              191.2             191.2

Policy benefits, claims and losses                   93.5             105.1
Policy acquisition expenses                          14.5              16.4
Other operating expenses                             41.5              39.9
                                                  -------           -------
Segment income before taxes                       $  41.7           $  29.8
                                                  =======           =======



Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

Segment income before taxes increased $11.9 million, or 39.9%, to $41.7 million in the first quarter of 1998. This increase is primarily due to continued growth from new deposits and market appreciation in the variable annuity and variable universal life assets resulting in increased fee revenue.

Premiums decreased $8.9 million, or 23.5%, to $28.9 million during the first quarter of 1998. This decrease is due primarily to the cession, effective October 1, 1997, of substantially all of the Company's individual disability income business, which contributed premiums of $8.0 million in the first quarter of 1997. The remaining decrease in premiums was a result of the Company's continued shift in focus from traditional life insurance products to variable life insurance and annuity products.

The increase in fee revenue of $13.2 million, or 23.4%, to $69.5 million in the first quarter of 1998 is due to additional deposits and appreciation on variable products' account balances. Fees from annuities increased $11.4 million, or 64.3%, to $29.1 million in the first quarter of 1998. Distribution arrangements with several third party mutual fund advisors continue to contribute to the increase in annuity sales in 1998. Fees from individual variable universal life policies increased $3.1 million, or 25.2%, to $15.4 million in the first quarter of 1998. These increases were partially offset by a decline in fees from non-variable universal life of $1.6 million. The Company expects fees from this product to continue to decrease as policies in force and related contract values decline.

Net investment income decreased $4.9 million, or 5.7%, to $80.6 million in The first quarter of 1998. This decrease is primarily due to a reduction in average fixed maturities invested resulting from the transfer of assets related to the aforementioned cession of substantially all of the individual disability income line of business.

Policy benefits, claims and losses decreased $11.6 million, or 11.0%, to $93.5 million in the first quarter of 1998. This decrease is primarily due to the cession of substantially all of the individual disability income line of business, which incurred policy benefits of $10.3 million in the first quarter of 1997. Additionally, this decrease resulted from lower mortality costs.

Policy acquisition expenses decreased $1.9 million, or 11.6%, to $14.5 million in the first quarter of 1998. This decrease is due, in part, to the aforementioned cession of the individual disability line of business. In addition, a decrease in amortization in the individual universal life and variable universal life lines of business resulted from the change in mortality assumptions in 1997 which are consistent with the aforementioned reinsurance transaction. These decreases were partially offset by an increase in deferred acquisition costs related to variable products due to the growth in these lines of business.

The increase in other operating expenses of $1.6 million, or 4.0%, to $41.5 million for the quarter ended March 31, 1998 is primarily due to the continued growth in the variable product lines as well as increased technology spending in the current quarter related to the replacement of certain administrative systems. These increases were partially offset by reductions in employee related costs generated by the restructuring of defined benefit plan and defined contribution plan business during the fourth quarter of 1998.


Interest Margins

The results of the Allmerica Financial Services segment depend, in part, on the maintenance of profitable margins between investment results from investment assets supporting universal life and general account annuity products and the interest credited on those products.

The following table sets forth interest earned, interest credited and the related interest margin.



                                                         (Unaudited)
                                                        Quarter Ended
                                                           March 31,
(In millions)                                       1998             1997
Net investment income                            $  32.9          $  34.4
Less: Interest credited                             23.1             24.6
                                                 -------          -------
Interest margins <FN1>                           $   9.8          $   9.8
                                                 =======          =======

<FN1>
Interest margins represent the difference between income earned on investment assets and interest credited to customers' universal life and general account annuity policies. Earnings on surplus assets are excluded from net investment income in the calculation of the above interest margins.


Interest margins were consistent in the first quarter of 1998 as compared to 1997.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.



                                                         (Unaudited)
                                                        Quarter Ended
                                                           March 31,
(In millions)                                       1998             1997
Segment revenues:
   Net investment income                         $  21.6          $  21.6
   Fees and other income:
      External                                       0.6              0.4
      Internal                                       1.7              1.9
                                                 -------          -------
Total segment revenues                             23.9             23.9

Policy benefits, claims and losses                  17.5             17.7
Other operating expenses                             2.5              3.0
                                                 -------          -------
Segment income before taxes                      $   3.9          $   3.2
                                                 =======          =======


Quarter Ended March 31, 1998 compared to Quarter Ended March 31, 1997

Segment income before taxes increased $0.7 million, or 21.9% to $3.9 million. The increase is primarily attributable to a decrease in expenses combined with improved interest margins on GICs. Interest margins on GICs increased slightly as new deposits generated by "floating rate" GICs more than offset withdrawals of traditional GICs. In addition, a greater concentration of higher yielding bonds contributed to the increased margins in the first quarter of 1998.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.


                                                         (Unaudited)
                                                        Quarter Ended
                                                           March 31,
(In millions)                                       1998             1997
Segment  revenues
 Investment and other income                      $  2.0            $  4.1

 Interest expenses                                   3.8               3.8
 Other operating expenses                           10.5              11.3
                                                  ------            ------
Segment loss before taxes
 and minority interest                            $(12.3)           $(11.0)
                                                  ======            ======



Quarter Ended March 31, 1998 compared to Quarter Ended March 31, 1997

Segment loss before taxes and minority interest for the first quarter of 1998 and 1997 was relatively consistent. Net investment income decreased $2.1 million in 1998 primarily from the absence of $2.5 million of short-term income generated by the temporary investment of the net proceeds from the issuance of Capital Securities in 1997. Interest expense for both periods relates solely to the interest paid on the Senior Debentures of the Company. Other operating expenses for the quarter ended March 31, 1998 and 1997 consists primarily of corporate overhead expenses which reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, Corporate Technology, Corporate Finance, Human Resources and the legal department.


Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:



                           March 31, 1998<FN1>         December 31, 1997<FN1>
                        Carrying    % of Total        Carrying   % of Total
                         Value   Carrying Value        Value   Carrying Value
(Dollars in millions)
Fixed Maturities <FN2>  $ 7,972.9     80.6%            $ 7,726.6       79.8%
Equity securities<FN2>      514.4      5.2                 479.0        4.9
Mortgages                   664.9      6.7                 679.5        7.0
Policy loans                361.1      3.6                 360.7        3.7
Real estate                  36.7      0.4                  50.3        0.5
Cash and cash equivalents   212.0      2.1                 240.1        2.5
Other invested assets       134.2      1.4                 148.3        1.6
                        ---------    ------            ---------      ------
     Total              $ 9,896.2    100.0%            $ 9,684.5      100.0%
                        =========    ======            =========      ======

<FN1>
Includes Closed Block invested assets with a carrying value of $760.3 million and $768.7 million at March 31, 1998 and December 31, 1997, respectively.
<FN2>
The Company carries the fixed maturities and equity securities in its investment portfolio at market value.


Total investment assets increased $211.7 million, or 2.2%, to $9.9 billion during the first quarter of 1998. Fixed maturities increased $246.3 million, or 3.2%. The increase in fixed maturities was primarily due to an increase in funds available for investment generated from the sale of "floating rate" GICs. Equity securities increased $35.4 million, or 7.4%, to $514.4 million during the first quarter of 1998 primarily due to market appreciation. Mortgages decreased $14.6 million, or 2.1%, to $664.9 million due to loan repayments. Additionally, real estate decreased $13.6 million, or 27.0%, to $36.7 million during the first three months of 1998 due to continued sales of investment properties. The Company intends to sell its remaining holdings in the real estate portfolio. Cash and cash equivalents decreased $28.1 million, or 11.7%, to $212.0 million.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 80.9% and 82.5% of the Company's total fixed maturity portfolio at March 31, 1998 and December 31, 1997, respectively. In 1997, there was a modest shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average yield on debt securities was 7.4% and 7.6% for the three months ended March 31, 1998 and 1997, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

The following table illustrates asset valuation allowances and additions to or deductions from such allowances for the periods indicated.

                                                      Real
(Dollars in millions)                Mortgage        Estate        Total

Year Ended December 31, 1997
     Beginning balance              $ 19.6          $ 14.9        $ 34.5
     Provision                         2.5             6.0           8.5
     Write-offs <FN1>                 (1.4)          (20.9)        (22.3)
                                    -------         -------       -------
     Ending balance                 $ 20.7          $  0.0        $ 20.7
Valuation allowance as a
    percentage of carrying value
    before reserves                    3.0%            0.0%          3.0%

Three months ended March 31, 1998
    Provision (benefits)              (0.3)            0.0          (0.3)
    Write-offs <FN1>                  (0.5)            0.0          (0.5)
                                    ------          ------        ------
    Ending balance                  $ 19.9          $  0.0        $ 19.9
                                    ======          ======        ======
Valuation allowance as a
    percentage of carrying value
    before reserves                    3.0%            0.0%          3.0%

<FN1>
Write-offs reflect asset sales, foreclosures and forgiveness of debt upon restructurings.


Write-offs of real estate reserves during 1997 reflect the permanent write down of all real estate assets to the estimated fair value less costs of disposal. During 1997, the Company adopted a definitive plan to sell its real estate holdings.

Income Taxes

AFC and its domestic subsidiaries (including certain non-insurance operations) file a consolidated United States federal income tax return. Entities included within the consolidated group are segregated into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income. Prior to the merger, Allmerica P&C and its subsidiaries filed a separate United States federal income tax return.

Provision for federal income taxes before minority interest was $24.2 million during the first quarter of 1998 compared to $9.7 million during the same period in 1997. These provisions resulted in consolidated effective federal tax rates of 24.4% and 17.8%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 31.6% and 29.9% during the first quarter of 1998 and 1997, respectively. The increase in the rate for AFLIAC and FAFLIC and its non-insurance subsidiaries resulted primarily from an $18.9 million tax benefit related to the agreement to cede the individual disability income business in the first quarter of 1997. This increase was partially offset by tax credits on investment partnerships in the first quarter of 1998. The effective tax rates for Allmerica P&C and its subsidiaries were 13.7% and 20.8% during the first quarter of 1998 and 1997, respectively. The decrease in the rate for the Allmerica P&C subsidiaries primarily reflects a smaller proportion of pre-tax income from realized capital gains in 1998.


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

Sources of cash for the Company's insurance subsidiaries are from premiums and fees collected, investment income and maturing investments. Primary cash outflows are paid benefits, claims losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to benefits, claims, losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements.

Net cash used by operating activities was $75.7 million in the first quarter of 1998, compared to $9.3 million for the same period of 1997. The change in 1998 resulted primarily from the timing of recoveries of reinsurance related to the universal life reinsurance agreement which was effective January 1, 1998. In addition, cash was used in 1998 operations to fund increased commissions and other deferrable expenses related to continued growth in the variable annuity product lines of the Allmerica Financial Services segment.

Net cash used in investing activities was $200.1 million during the first three months of 1998, as compared to $164.7 million provided by investing activities during the same period in 1997. This change is primarily due to greater net purchases of fixed maturities in 1998 resulting from an increase in funds available for investment from new "floating rate" GIC deposits.

Net cash provided by financing activities was $247.7 million during the first three months of 1998, as compared to $203.7 million during the comparable prior year period. In 1998, cash provided by financing activities was positively impacted by net GIC deposits of $235.6 million compared to net GIC withdrawals of $118.3 million in the prior year.
This increase was partially offset by the 1997 receipt of net proceeds of $296.3 million from the issuance of mandatorily redeemable preferred securities of a subsidiary trust holding solely junior debentures of the Company.

AFC has sufficient funds at the holding company or available through dividends from FAFLIC and Allmerica P&C to meet its obligations to pay interest on the Senior Debentures, Capital Securities and dividends, when and if declared by the Board of Directors, on the common stock. Whether the Company will pay dividends in the future depends upon the costs of administering a dividend program as compared to the benefits conferred, and upon the earnings and financial condition of AFC.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. FAFLIC and Allmerica P&C have $100.0 million and $40.0 million, respectively, under various committed short-term lines of credit. At March 31, 1998, no amounts were outstanding and $100.0 million and $7.1 million were available for borrowing by FAFLIC and Allmerica P&C, respectively. FAFLIC had no commercial paper borrowings outstanding and Allmerica P&C had $32.9 million of commercial paper borrowings outstanding at March 31, 1998. In addition, FAFLIC and AFLIAC had no repurchase agreements outstanding as of March 31, 1998, as compared to $29.5 million outstanding at March 31, 1997. The repurchase agreements in 1997 were used to satisfy short-term cash requirements.

Contingencies

In July 1997, a lawsuit was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation and related claims in the sale of life insurance policies. In October 1997, plaintiffs voluntarily dismissed the suit and refiled the action in Federal District Court in Worcester, Massachusetts. The plaintiffs seek to be classified as a class. The case is in early stages of discovery and the Company is evaluating the claims. Although the Company believes it has meritorious defenses to plaintiffs' claims, there can be no assurance that the claims will be resolved on a basis which is satisfactory to the Company.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will be resolved. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company's total Year 2000 project cost and estimates to complete the project include the estimated costs and time associated with the impact of a third party's Year 2000 issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's
systems, would not have material adverse effect on the Company.   The
Company does not believe that it has material exposure to contingencies related to the Year 2000 Issue for the products it has sold. Although the Company does not believe that there is a material contingency associated with the Year 2000 project, there can be no assurance that exposure for material contingencies will not arise.

The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company plans to complete the mission critical elements of the Year 2000 by December 31, 1998. The cost of the Year 2000 project will be expensed as incurred over the next two years and is being funded primarily through a reallocation of resources from discretionary projects. Therefore, the Year 2000 project is not expected to result in any significant incremental technology costs and is not expected to have a material effect on the results of operations. Through March 31, 1998, the Company has incurred and expensed approximately $30.5 million related to the assessment of, and preliminary efforts in connection with, the project and the development of a remediation plan. The total remaining cost of the project is estimated at between $50-70 million.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes", "anticipated", "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2 to the Company's Annual Report on
Form 10-K for the period ended December 31, 1997.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance and annuity products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiations at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching;
(xii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's, A.M. Best, and Duff & Phelps; (xiv) lower appreciation on and decline in value of managed investments, resulting in reduced variable products, assets and related fees;(xv) possible claims relating to sales practices for insurance products; and (xvi) uncertainty related to the Year 2000 issue.

                             PART II - OTHER INFORMATION

                       ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits

          EX - 27        Financial Data Schedule

(b)     Reports on Form 8K

          On February 10, 1998, a report on Form 8-K was filed reporting under item 5, Other Events, that first quarter results will be negatively impacted by catastrophe losses resulting from a severe winter ice storm which struck Maine during January. Currently, the Company expects approximately $4.2 million of pre-tax losses in its property and casualty personal lines of business and $2.6 million of pre-tax losses in its property and casualty commercial lines of business related to this catastrophe.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Allmerica Financial Corporation
                          -------------------------------
                                     Registrant



Dated    May 14, 1998
                                     /s/ John F. O'Brien
                                     -----------------------------------
                                     John F. O'Brien
                                     President and Chief Executive
                                     Officer

Dated    May 14, 1998
                                    /s/ Edward J. Parry III
                                    -----------------------------------
                                    Edward J. Parry III
                                    Vice President, Chief
                                    Financial Officer,
                                    and Treasurer

                                       EXHIBIT INDEX


Exhibit Number          Exhibit
--------------          --------
27                      Financial Data Schedule