Form 10-Q
period 1998-06-30
ALLMERICA FINANCIAL CORP
filed 1998-08-14
CIK 944695

FORM 10-Q

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended: June 30, 1998

                                    OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
           For the transition period from:________ to ____________
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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 60,345,396 shares of common stock outstanding, as of August 1, 1998.




                                     40
                 Total Number of Pages Included in This Document
                         Exhibit Index is on Page 41

                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements
         Consolidated Statements of Income                       3
         Consolidated Balance Sheets                             4
         Consolidated Statements of Shareholders' Equity         5
         Consolidated Statements of Comprehensive Income         6
         Consolidated Statements of Cash Flows                   7
         Notes to Interim Consolidated Financial Statements 8 - 14


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               15 - 37



PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders    38


Item 6.  Exhibits and Reports on Form 8-K                       39



SIGNATURES                                                           40

                       PART I - FINANCIAL INFORMATION
                        ITEM I - FINANCIAL STATEMENTS

                       ALLMERICA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME


                                     (Unaudited)               (Unaudited)
                                    Quarter Ended           Six Months Ended
                                       June 30,                 June 30,
(In millions, except per
  share data)                        1998      1997           1998      1997
REVENUES
  Premiums                        $ 582.1   $ 578.8       $1,159.6  $1,141.1
  Universal life and investment
   product policy fees               72.7      57.1          142.2     113.4
  Net investment income             154.4     170.6          309.5     334.0
  Net realized investment
   gains (losses)                    11.8      (2.0)          41.0      42.0
  Other income                       35.7      26.4           68.3      56.9
                                  -------   -------       --------  --------
     Total revenues                 856.7     830.9        1,720.6   1,687.4
                                  -------   -------       --------  --------

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims, losses
   and loss adjustment expenses     518.6     508.7        1,025.4   1,001.0
  Policy acquisition expenses       115.2     115.3          232.4     230.5
  Loss from cession of disability
   income business                    0.0       0.0            0.0      53.9
  Other operating expenses          138.4     130.7          279.0     271.8
     Total benefits, losses       -------   -------       --------  --------
      and expenses                  772.2     754.7        1,536.8   1,557.2
                                  -------   -------       --------  --------
Income before federal
 income taxes                        84.5      76.2          183.8     130.2
                                  -------   -------       --------  --------
Federal income tax expense
 (benefit)
  Current                            14.1      26.4           43.9      32.4
  Deferred                            4.3      (7.1)          (1.3)     (3.4)
                                  -------   -------       --------  --------
Total federal income tax expense     18.4      19.3           42.6      29.0
                                  -------   -------       --------  --------
Income before minority interest      66.1      56.9          141.2     101.2

Minority interest:
 Distributions on mandatorily
  redeemable preferred securities
  of a subsidiary trust holding
  solely junior subordinated
  debentures of the Company          (4.0)     (4.0)          (8.0)     (6.4)
 Equity in earnings                  (1.8)    (15.2)          (6.1)    (41.2)
                                  -------   -------       --------  --------
                                     (5.8)    (19.2)         (14.1)    (47.6)
                                  -------   -------       --------  --------

Net income                        $  60.3   $  37.7       $  127.1  $   53.6
                                  =======   =======       ========  ========

PER SHARE DATA
 Basic
    Net income                    $  1.00   $  0.75       $   2.12  $   1.07
    Weighted average shares       =======   =======       ========  ========
     outstanding                     60.0      50.2           59.9      50.2
                                  =======   =======       ========  ========

 Diluted
    Net income                    $  1.00   $  0.75       $   2.10  $   1.07
    Weighted average shares       =======   =======       ========  ========
     outstanding                     60.5      50.3           60.4      50.3
                                  =======   =======       ========  ========
 Dividends declared to
  shareholders                    $  0.05   $  0.05       $   0.10  $   0.10
                                  =======   =======       ========  ========


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                (Unaudited)
                                                  June 30,      December 31,
(In millions, except per share data)                1998            1997
ASSETS
  Investments:
    Debt securities-at fair value (amortized
     cost of $7,562.0 and $7,052.9)              $ 7,813.0        $ 7,313.7
    Equity securities-at fair value (cost of
     $386.4 and $341.1)                              574.0            479.0
    Mortgage loans                                   555.2            567.5
    Real estate                                       27.1             50.3
    Policy loans                                     150.4            141.9
    Other long-term investments                      154.3            148.3
                                                 ---------        ---------
      Total investments                            9,274.0          8,700.7
                                                 ---------        ---------
  Cash and cash equivalents                          236.0            215.1
  Accrued investment income                          145.8            142.3
  Deferred policy acquisition costs                1,052.7            965.5
  Reinsurance receivable on paid and unpaid
   losses,benefits and unearned premiums           1,103.6          1,040.3
  Premiums, accounts and notes receivable, net       579.9            554.4
  Other assets                                       367.5            368.6
  Closed Block assets                                796.4            806.7
  Separate account assets                         12,260.5          9,755.4
                                                 ---------        ---------
    Total assets                                 $25,816.4        $22,549.0
                                                 =========        =========

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                       $ 2,622.7       $  2,598.6
    Outstanding claims, losses and loss
     adjustment expenses                           2,831.7          2,825.1
    Unearned premiums                                854.8            846.8
    Contractholder deposit funds and other
     policy liabilities                            2,436.2          1,852.7
                                                 ---------        ---------
      Total policy liabilities and accruals        8,745.4          8,123.2
                                                 ---------        ---------
  Expenses and taxes payable                         609.5            670.7
  Reinsurance premiums payable                        58.5             37.7
  Short-term debt                                     46.6             33.0
  Deferred federal income taxes                       28.0             12.9
  Long-term debt                                     199.5            202.1
  Closed Block liabilities                           871.4            885.5
  Separate account liabilities                    12,255.9          9,749.7
                                                 ---------        ---------
    Total liabilities                             22,814.8         19,714.8
                                                 ---------        ---------

  Minority interest:
    Mandatorily redeemable preferred securities
     of a subsidiary trust holding solely junior
     subordinated debentures of the Company          300.0            300.0
    Common stock                                     162.2            152.9
                                                 ---------        ---------
      Total minority interest                        462.2            452.9
                                                 ---------        ---------

  Commitments and contingencies  (Note 9)

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 20.0
   million shares authorized, none issued              0.0              0.0
  Common stock, $0.01 par value, 300.0
   million shares authorized, 60.3 million and
   60.0 million shares issued and outstanding,
   respectively                                        0.6              0.6
  Additional paid-in capital                       1,766.3          1,755.0
  Accumulated other comprehensive income             243.6            217.9
  Retained earnings                                  528.9            407.8
                                                 ---------        ---------
    Total shareholders' equity                     2,539.4          2,381.3
                                                 ---------        ---------
      Total liabilities and shareholders'
       equity                                    $25,816.4        $22,549.0
                                                 =========        =========


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                       (Unaudited)
                                                    Six Months Ended
                                                        June 30
(In millions)                                     1998            1997
PREFERRED STOCK
  Balance at beginning and end of period     $    0.0         $    0.0
                                             --------         --------

COMMON STOCK
  Balance at beginning and end of period          0.6              0.5
                                             --------         --------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period              1,755.0          1,382.5
    Issuance of common stock                     11.3              3.1
    Issuance costs of mandatorily redeemable
     preferred securities of a subsidiary
     trust holding solely junior
     subordinated debentures of the Company       0.0             (3.7)
                                             --------         --------
  Balance at end of period                    1,766.3          1,381.9
                                             --------         --------

ACCUMULATED OTHER COMPREHENSIVE INCOME
 NET UNREALIZED APPRECIATION ON INVESTMENTS
  Balance at beginning of period                217.9            131.6
    Net appreciation on available-for-sale
     securities                                  44.1             24.8
    Provision for deferred federal income
     taxes                                      (15.7)            (8.7)
    Minority interest                            (2.7)            (6.2)
                                             --------         --------
      Other comprehensive income                 25.7              9.9
                                             --------         --------
  Balance at end of period                      243.6            141.5
                                             --------         --------

RETAINED EARNINGS
  Balance at beginning of period                407.8            210.1
    Net income                                  127.1             53.6
    Dividends to shareholders                    (6.0)            (5.1)
                                             --------         --------
  Balance at end of period                      528.9            258.6
                                             --------         --------
        Total shareholders' equity           $2,539.4         $1,782.5
                                             ========         ========


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                     (Unaudited)               (Unaudited)
                                    Quarter Ended           Six Months Ended
                                       June 30,                 June 30,
(In millions)                        1998      1997           1998      1997

Net income                         $ 60.3    $ 37.7         $ 127.1   $ 53.6

Other comprehensive income
   Net appreciation on
    available-for sale
    securities                       19.0     161.1            44.1     24.8
   Provision for deferred
    federal income taxes             (6.7)    (56.4)          (15.7)    (8.7)
   Minority interest                 (2.0)    (32.4)           (2.7)    (6.2)
                                   ------    ------          ------   ------
        Other comprehensive income   10.3      72.3            25.7      9.9
                                   ------    ------          ------   ------
Comprehensive income               $ 70.6    $110.0          $152.8   $ 63.5
                                   ======    ======          ======   ======



               The accompanying notes are an integral part of
                   these consolidated financial statements.

                       ALLMERICA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           (Unaudited)
                                                        Six Months Ended
                                                            June 30
(In millions)                                         1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $  127.1        $   53.6
   Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Minority interest                                 14.1            47.6
     Net realized gains                               (42.6)          (43.0)
     Net amortization and depreciation                 15.1            13.7
     Loss from cession of disability income
      business                                          0.0            53.9
     Deferred federal income taxes                     (1.4)           (3.5)
     Change in deferred acquisition costs             (86.8)          (63.9)
     Change in premiums and notes receivable,
      net of reinsurance payable                       (4.0)           (2.9)
     Change in accrued investment income               (3.5)            0.1
     Change in policy liabilities and
      accruals, net                                    23.9           (71.1)
     Change in reinsurance receivable                 (63.3)           20.3
     Change in expenses and taxes payable             (54.9)          (36.3)
     Separate account activity, net                     1.1             0.3
     Other, net                                        (0.5)           (5.2)
            Net cash used in operating             --------        --------
             activities                               (75.7)          (30.6)
                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals and maturities of
   available-for-sale fixed maturities              1,263.5         1,468.6
  Proceeds from disposals of equity securities         61.1           121.0
  Proceeds from disposals of other investments         49.9            42.9
  Proceeds from mortgages matured or collected         92.2           107.9
  Purchase of available-for-sale fixed maturities  (1,770.3)       (1,384.4)
  Purchase of equity securities                       (90.6)          (22.0)
  Purchase of other investments                      (118.5)          (70.6)
  Capital expenditures                                 (3.3)           (2.8)
  Other investing activities, net                      (3.9)            0.6
            Net cash (used in) provided by         --------        --------
             investing activities                    (519.9)          261.2
                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to
   contractholder deposit funds                       844.8           125.4
  Withdrawals from contractholder deposit funds      (259.4)         (302.1)
  Change in short-term debt                            13.6            (4.0)
  Change in long-term debt                             (2.6)            0.0
  Net proceeds from issuance of mandatorily
   redeemable preferred securities of a subsidiary
   trust holding solely junior subordinated
   debentures of the Company                            0.0           296.3
  Proceeds from issuance of common stock                9.8             2.4
  Dividends paid to shareholders                       (6.6)           (6.0)
            Net cash provided by financing         --------        --------
             activities                               599.6           112.0
                                                   --------        --------

Net change in cash and cash equivalents                 4.0           342.6
Net change in cash held in the Closed Block            16.9             5.9
Cash and cash equivalents, beginning of period        215.1           178.5
                                                   --------        --------
Cash and cash equivalents, end of period           $  236.0        $  527.0
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

The interim consolidated financial statements of AFC include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC"), its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), and Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance holding company). The Closed Block assets and liabilities at June 30, 1998 and December 31, 1997 are presented in the consolidated financial statements as single line items. Results of operations for the Closed Block for the quarter ended and six months ended June 30, 1998 and 1997 are included in other income in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Certain reclassifications have been made to the 1997 consolidated statements of income in order to conform to the 1998 presentation. The results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1997 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), which establishes accounting and reporting standards for derivative instruments. Statement No. 133 requires that an entity recognize all derivatives as either assets or liabilities at fair value in the statement of financial position, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. This statement is effective for fiscal years beginning after June 15, 1999.
The Company believes that the adoption of this statement will not have a material effect on the results of operations or financial position.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP No. 98-1 requires that certain costs incurred in developing internal-use computer software be capitalized and provides guidance for determining whether computer software is to be considered for internal use. This statement is effective for fiscal years beginning after December 15, 1998. In the second quarter, the Company adopted SOP No.98-1 effective
January 1, 1998, resulting an increase in pre-tax income of $6.2 million. The adoption of SOP No. 98-1 had no material effect on the results of operations or financial position for the three months ended March 31, 1998.

In December 1997, the AICPA issued Statement of Position 97-3,
"Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP No. 97-3"). SOP No. 97-3 provides guidance on when a liability should be recognized for guaranty fund and other assessments and how to measure the liability. This statement allows for the discounting of the liability if the amount and timing of the cash payments are fixed and determinable. In addition, it provides criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges. This statement is effective for fiscal years beginning after December 15, 1998. The Company believes that the adoption of this statement will not have a material effect on the results of operations or financial position.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources.
This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 130 for the first quarter of 1998, which resulted primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information"(Statement No. 131). This statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement No. 131 requires that all public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 for the first quarter of 1998, which resulted in certain segment re-definitions which have no impact on the consolidated results of operations. (See Note 7.)

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



                                                  (Unaudited)
                                                Six Months Ended
                                                    June 30,
(In millions)                                         1997

Revenue                                            $ 1,660.4
                                                   =========

Net realized capital gains included in revenue     $    28.1
                                                   =========

Income before taxes and minority interest          $   101.0
Income taxes                                           (19.2)
Minority interest:
  Distributions on mandatorily redeemable
   preferred securities of a subsidiary
   trust holding solely junior subordinated
   debentures of the Company                            (8.0)
  Equity in earnings                                    (7.9)
                                                   ---------
Net income                                         $    65.9
                                                   =========

Net income per common share (basic and diluted)    $    1.10
                                                   =========
Weighted average shares outstanding( diluted)           59.9
                                                   =========
Weighted average shares outstanding(basic)              59.8
                                                   =========



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

5. Federal Income Taxes

Federal income tax expense for the periods ended June 30, 1998 and 1997, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

6. Closed Block

Included in other income in the Consolidated Statements of Income is a net pre-tax contribution from the Closed Block of $3.6 million and $6.0 million for the second quarter and six months ended June 30, 1998 respectively, compared to $0.5 million and $6.0 million, for the second quarter and six months ended June 30, 1997, respectively. Summarized financial information of the Closed Block is as follows:




                                 (Unaudited)
                                   June 30,  December 31,
(In millions)                        1998        1997
ASSETS
  Fixed maturities-at fair value
   (amortized cost of $403.0 and
   $400.1)                         $ 416.0    $ 412.9
  Mortgage loans                     124.9      112.0
  Policy loans                       214.1      218.8
  Cash and cash equivalents            8.1       25.1
  Accrued investment income           14.1       14.1
  Deferred policy acquisition costs   16.5       18.2
  Other assets                         2.7        5.6
                                   -------    -------
    Total assets                   $ 796.4    $ 806.7
                                   =======    =======

LIABILITIES
  Policy liabilities and accruals  $ 861.3    $ 875.1
  Other liabilities                   10.1       10.4
                                   -------    -------
  Total liabilities                $ 871.4    $ 885.5
                                   =======    =======




                                     (Unaudited)               (Unaudited)
                                    Quarter Ended           Six Months Ended
                                       June 30,                 June 30,
(In millions)                        1998      1997           1998      1997

REVENUES
  Premiums                         $  9.0    $  9.7         $ 37.2    $ 39.0
  Net investment income              13.2      13.2           26.4      26.7
  Net realized investment gains       1.6       0.1            1.6       1.0
                                   ------    ------         ------    ------
  Total revenues                     23.8      23.0           65.2      66.7
                                   ------    ------         ------    ------

BENEFITS AND EXPENSES
  Policy benefits                    19.7      21.8           57.4      59.1
  Policy acquisition expenses         0.6       0.5            1.3       1.4
  Other operating expenses           (0.1)      0.2            0.5       0.2
                                   ------    ------         ------    ------
    Total benefits and expenses      20.2      22.5           59.2      60.7
                                   ------    ------         ------    ------
      Contribution from the
       Closed Block                $  3.6    $  0.5         $  6.0    $  6.0
                                   ======    ======         ======    ======


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

Significant changes to the Company's segmentation include a reclassification of corporate overhead expenses from each operating segment into the Corporate segment. Additionally, certain products
(group retirement products, such as 401(K) plans and tax-sheltered annuities, group variable universal life) and certain other non-insurance operations (telemarketing and trust services) previously reported in the Allmerica Financial Institutional Services segment were combined with the Allmerica Financial Services segment. Also, the Company reclassified the GIC product line previously reported in the Allmerica Financial Institutional Services segment into the Allmerica Asset Management segment.

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



                                     (Unaudited)              (Unaudited)
                                    Quarter Ended          Six Months Ended
                                       June 30,                June 30,
(In millions)                        1998      1997          1998      1997

Segment revenues:
  Risk Management
    Property and Casualty          $ 555.9   $ 551.5      $1,109.4  $1,089.0
    Corporate Risk Management
     Services                        103.3     102.9         208.4     198.7
                                   -------   -------      --------  --------
      Subtotal                       659.2     654.4       1,317.8   1,287.7
                                   -------   -------      --------  --------
  Retirement and Asset
   Accumulation
    Allmerica Financial Services     172.4     175.0         363.6     366.2
    Allmerica Asset Management        29.9      23.6          53.8      47.5
                                   -------   -------      --------  --------
      Subtotal                       202.3     198.6         417.4     413.7
                                   -------   -------      --------  --------
  Corporate                            4.1       5.7           6.1       9.8
  Intersegment revenues               (2.1)     (3.5)         (4.1)     (6.1)
                                   -------   -------      --------  --------
   Total segment revenues
    including Closed Block           863.5     855.2       1,737.2   1,705.1
     Adjustment for Closed Block     (18.6)    (22.3)        (57.6)    (59.7)
     Net realized gains(losses)       11.8      (2.0)         41.0      42.0
                                   -------   -------      --------  --------
   Total revenues                  $ 856.7   $ 830.9      $1,720.6  $1,687.4
                                   =======   =======      ========  ========

Segment income (loss) before income
 taxes and minority interest:
  Risk Management
    Property and Casualty          $  36.8   $  45.4      $   74.5  $   83.1
    Corporate Risk Management
     Services                          1.4       6.5           6.5       9.9
                                   -------   -------      --------  --------
      Subtotal                        38.2      51.9          81.0      93.0
                                   -------   -------      --------  --------
  Retirement and Asset Accumulation
    Allmerica Financial Services      43.6      32.0          85.3      61.8
    Allmerica Asset Management         6.2       5.4          10.1       8.6
                                   -------   -------      --------  --------
      Subtotal                        49.8      37.4          95.4      70.4
                                   -------   -------      --------  --------
  Corporate                          (14.0)     (8.0)        (26.3)    (19.0)
                                   -------   -------      --------  --------
    Segment income before income
      taxes and minority interest     74.0      81.3         150.1     144.4
Adjustments to segment income:
   Net realized investment gains,
    net of amortization               10.5      (2.6)         34.4      42.2
   Loss on cession of disability
    income business                    0.0       0.0           0.0     (53.9)
   Other items                         0.0      (2.5)         (0.7)     (2.5)
Income before taxes and            -------   -------      --------  --------
 minority interest                 $  84.5   $  76.2      $  183.8  $  130.2
                                   =======   =======      ========  ========






                           Identifiable Assets        Deferred Acquisition
                                                             Costs
                        (Unaudited)                 (Unaudited)
(In millions)             June 30,   December 31,     June 30,   December 31,
                           1998         1997            1998         1997

Risk Management
  Property and Casualty  $ 5,538.8    $ 5,650.4       $  163.5   $  167.2
  Corporate Risk
   Management Services       638.2        621.9            2.9        2.9
                         ---------    ---------       --------   --------
    Subtotal               6,177.0      6,272.3          166.4      170.1

Retirement and
 Asset Accumulation
  Allmerica Financial
   Services               17,743.3     15,159.2          885.5      794.5
  Allmerica Asset
   Management              1,651.3      1,035.1            0.8        0.9
                         ---------    ---------       --------   --------
     Subtotal             19,394.6     16,194.3          886.3      795.4
Corporate                    244.8         82.4            0.0        0.0
                         ---------    ---------       --------   --------
   Total                 $25,816.4    $22,549.0       $1,052.7   $  965.5
                         =========    =========       ========   ========


8. Earnings Per Share
In 1997, the FASB issued Statement of Financial Accounting Standards
No. 128,"Earnings Per Share", (Statement No. 128) which supersedes Accounting Principle Board Opinion No. 15, "Earnings Per Share". This standard replaces the primary earnings per share with a basic and diluted earnings per share computation and requires a dual presentation of basic and diluted earnings per share for those companies with complex capital structures. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements. The adoption of the aforementioned standard had no effect on the company's previously reported earnings per share.

The weighted average number of shares of common stock and equivalents which were utilized in the calculation of basic earnings per share were 59.9 million and 50.2 million for the six months ended June 30, 1998 and 1997, respectively and 60.0 million and 50.2 million for the quarters ended
June 30, 1998 and 1997, respectively. The weighted average shares outstanding used in the calculation of diluted earnings per share include the 0.5 million and 0.1 million share effect of dilutive employee stock options and grants for the quarter and six months ended June 30, 1998 and 1997, respectively. This difference causes a $0.02 per share difference between basic and diluted earnings per share for the first six months of 1998. There are no differences between basic and diluted earnings per share in the second quarter of 1998, or for periods presented in 1997.

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

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC") its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance holding company), The Hanover Insurance Company ("Hanover", a wholly-owned subsidiary of Allmerica P&C), Citizens Corporation ("Citizens", an 82.5%-owned subsidiary of Hanover), Citizens Insurance Company of America (a wholly-owned subsidiary of Citizens) and certain other insurance and non-insurance subsidiaries.

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

The contribution from the Closed Block is included in `Other income' in the interim Consolidated Financial Statements. The pre-tax contribution from the Closed Block was $3.6 million and $6.0 million for the second quarter and six months ended June 30, 1998, respectively, compared to $0.5 million and $6.0 million for the second quarter and six months ended June 30, 1997, respectively.

The following table presents the results of operations of the Closed Block combined with the results of operations outside the Closed Block for all periods presented. Management's discussion and analysis addresses the results of operations as combined unless otherwise noted.




                                     (Unaudited)              (Unaudited)
                                    Quarter Ended          Six Months Ended
                                       June 30,                June 30,
(In millions)                        1998      1997          1998      1997
REVENUES
   Premiums                       $  591.1  $  588.5      $1,196.8  $1,180.1
   Universal life and investment
    product policy fees               72.7      57.1         142.2     113.4
   Net investment income             167.6     183.8         335.9     360.7
   Net realized investment
    gains (losses)                    13.4      (1.9)         42.6      43.0
   Other income                       32.1      25.9          62.3      50.9
                                  --------  --------      --------  --------
       Total revenues                876.9     853.4       1,779.8   1,748.1
                                  --------  --------      --------  --------

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims, losses
   and loss adjustment expenses      538.3     530.5       1,082.8   1,060.1
  Policy acquisition expenses        115.8     115.8         233.7     231.9
  Loss from cession of disability
   income business                     0.0       0.0           0.0      53.9
  Other operating expenses           138.3     130.9         279.5     272.0
                                  --------  --------      --------  --------
      Total benefits, losses
       and expenses                  792.4     777.2       1,596.0   1,617.9
                                  --------  --------      --------  --------
Income before federal income
 taxes                                84.5      76.2         183.8     130.2
                                  --------  --------      --------  --------
Federal income tax expense
 (benefit):
   Current                            14.1      26.4          43.9      32.4
   Deferred                            4.3      (7.1)         (1.3)     (3.4)
                                  --------  --------      --------  --------
      Total federal income tax
       expense                        18.4      19.3          42.6      29.0
                                  --------  --------      --------  --------

Income before minority interest       66.1      56.9         141.2     101.2

Minority interest:
     Distributions on mandatorily
      redeemable preferred securities
      of a subsidiary trust holding
      solely junior subordinated
      debentures of the Company       (4.0)     (4.0)         (8.0)     (6.4)
   Equity in earnings                 (1.8)    (15.2)         (6.1)    (41.2)
                                  --------  --------      --------  --------
                                      (5.8)    (19.2)        (14.1)    (47.6)
                                  --------  --------      --------  --------

Net income                        $   60.3  $   37.7      $  127.1  $   53.6
                                  ========  ========      ========  ========


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

The Retirement and Asset Accumulation group includes two segments:
Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products distributed via retail channels as well as group retirement products, such as defined benefit and 401(K) plans and tax-sheltered annuities distributed to institutions.
Prior to 1998, certain corporate overhead expenses were allocated to the Allmerica Financial Services business and were reflected in the results of this segment. These overhead expenses are now reported in the Corporate segment. Certain products (including defined benefit and defined contribution plans, group variable universal life) and certain other non-insurance operations (telemarketing and trust services)) previously reported in the Allmerica Financial Institutional Services segment have been combined with the Allmerica Financial Services segment.

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

Results of Operations

Consolidated Overview

The Company's consolidated net income increased $22.6 million, or 59.9%, to $60.3 million, and $73.5 million, or 137.1%, to $127.1 million, for the second quarter and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Net income includes certain items which management believes are not indicative of overall operating trends, such as net realized investment gains and losses, net gains and losses on disposals of businesses, extraordinary items and the cumulative effect of accounting changes. While these items may be significant components in understanding and assessing the Company's financial performance, management believes adjusted net income enhances the understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, adjusted net income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

For purposes of assessing each segment's contribution to adjusted net income, management evaluates the results of these segments on a pre-tax basis. The following table reflects each segment's contribution to adjusted net income and a reconciliation to consolidated net income as adjusted for these items.



                                     (Unaudited)              (Unaudited)
                                    Quarter Ended          Six Months Ended
                                       June 30,                June 30,
(In millions)                        1998      1997          1998      1997
Segment income (loss) before
 income taxes and minority
 interest:
  Risk Management
      Property and Casualty         $ 36.8   $ 45.4         $ 74.5   $ 83.1
      Corporate Risk Management
       Services                        1.4      6.5            6.5      9.9
                                    ------   ------         ------   ------
      Subtotal                        38.2     51.9           81.0     93.0
                                    ------   ------         ------   ------
  Retirement and Asset Accumulation
      Allmerica Financial Services    43.6     32.0           85.3     61.8
      Allmerica Asset Management       6.2      5.4           10.1      8.6
                                    ------   ------         ------   ------
      Subtotal                        49.8     37.4           95.4     70.4
  Corporate                          (14.0)    (8.0)         (26.3)   (19.0)
                                    ------   ------         ------   ------
Segment income before income
 taxes and minority interest          74.0     81.3          150.1    144.4
                                    ------   ------         ------   ------
 Federal income taxes on
  segment income                     (12.8)   (21.1)         (30.7)   (34.0)
 Minority interest:
     Distributions on Capital
      Securities                      (4.0)    (4.0)          (8.0)    (6.4)
      Equity in earnings -
       P & C Segment                  (1.7)   (16.5)          (5.5)   (31.1)
                                    ------   ------         ------   ------
Adjusted net income                   55.5     39.7          105.9     72.9

Adjustments (net of tax):
   Net realized investment
    gains(losses)                      4.8     (1.0)          22.3     28.0
   Loss on cession of disability
    income business                    0.0      0.0            0.0    (35.0)
   Other items                         0.0     (2.3)          (0.6)    (2.2)
   Minority interest on
    adjustments                        0.0      1.3           (0.5)   (10.1)
                                    ------   ------         ------   ------
Net income                          $ 60.3   $ 37.7         $127.1   $ 53.6
                                    ======   ======         ======   ======


Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

The Company's segment income before taxes and minority interest declined $7.3 million, or 9.0%, to $74.0 million in the second quarter of 1998.
This decrease is primarily attributable to reduced income of $13.7 million from the Risk Management segment and an increased loss of $6.0 million from the Corporate segment, partially offset by increased income from Allmerica Financial Services. The decrease in the Property & Casualty segment was primarily attributable to a $36.5 million increase in catastrophic losses incurred as a result of severe spring storms, partially offset by growth in net premiums earned and a $14.2 million increase in favorable development on prior year reserves, primarily at Hanover. The decrease in the Corporate Risk Management segment income is due to unfavorable loss experience in the risk sharing and non-affinity group reinsurance product lines totaling $3.7 million, as well as increased expenses of $2.1
million.   The Corporate segment's greater net loss primarily reflects the absence of $4.0 million in income generated by the temporary investment of the net proceeds from the issuance of Capital Securities in 1997. These items were partially offset by higher asset based fee income driven by growth in the variable annuity and variable universal life product lines of Allmerica Financial Services segment. Fee revenue from these products increased $16.4 million or 49.0% to $49.9 million in the second quarter of 1998. Allmerica Asset Management segment income for the second quarter of 1998 continued to grow as sales of "floating rate" GICs more than offset the withdrawals of traditional GICs.

The effective tax rate for segment income was 17.3% for the second quarter of 1998 compared to 26.0% for the second quarter of 1997. The decrease in tax rates was principally driven by the reduction in underwriting income resulting primarily from increased catastrophe losses.

After-tax net realized gains on investments were $4.8 million in the second quarter of 1998, resulting primarily from net realized gains on equity securities and fixed maturities of $1.4 million and $3.5 million, respectively. During the second quarter of 1997, after-tax net realized loss on investments of $1.0 million resulted primarily from the sale of fixed maturity investments in the Property and Casualty segment.

Minority interest on both segment income and adjustments to net income decreased in the current period as compared to the prior year due primarily to the Company's merger with Allmerica P&C on July 16, 1997. Prior to the acquisition, minority interest reflected 40.5% of the results of operations from this subsidiary.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The Company's segment income before taxes and minority interest increased $5.7 million, or 3.9%, to $150.1 million during the first six months of 1998. This increase is primarily attributable to an increase of $23.5 million from the Allmerica Financial Services segment, partially offset by declines in the Risk Management segment of $12.0 million and $7.3 million in the Corporate segment. The increase in the Allmerica Financial Services segment was primarily attributable to growth and market appreciation in the variable annuity and variable universal life assets resulting in increased asset based fee revenue. Fee revenue from these products increased $30.9 million or 48.7% to $94.4 million in during the first six months of 1998. Property and Casualty income for the first six months of 1998 was negatively impacted by an increase in catastrophe losses of $37.2 million, partially offset by growth in earned premium, lower policy acquisition and other underwriting expenses, and increased favorable development on prior year reserves. The decrease in the Corporate Risk Management segment income was primarily due to increased operating expenses of approximately $3.2 million as well as unfavorable loss experience in the non-affinity group reinsurance product line totaling $1.3 million. The operating loss in the Corporate segment increased for the first six months of 1998 primarily due to the absence of $6.4 million of net investment income earned on the proceeds from the aforementioned issuance of Capital Securities.

The effective tax rate for segment income was 20.5% for the first six months of 1998 compared to 23.5% for the same time period in 1997. The decrease in tax rates was principally driven by the reduction in underwriting income resulting primarily from increased catastrophe losses.

After-tax net realized gains on investments were $22.3 million during the first six months of 1998, resulting primarily from net realized gains on equity securities and fixed maturities of $12.3 million and $9.6 million, respectively. Sales of equity securities primarily reflect the disposal of the Company's own investments in separate accounts, while disposals of fixed maturities principally reflect the reduced holdings of lower rated fixed income securities. During the first six months of 1997, after-tax net realized gains on investments of $28.0 million resulted primarily from the sale of appreciated equity securities, due to the Company's strategy of shifting to a higher level of debt securities, as well as sales of real estate investment properties.

Effective October 1, 1997, the Company ceded substantially all of its individual disability income line of business. The Company recognized a $35.0 million loss, net of taxes, during the first quarter of 1997 upon entering into an agreement in principal to transfer the business.

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



                                     (Unaudited)              (Unaudited)
                                    Quarter Ended          Six Months Ended
                                       June 30,                June 30,
(In millions)                        1998      1997          1998      1997

Segment revenues
  Net premiums earned            $  498.1   $  485.9     $  989.3   $  961.0
  Net investment income              55.7       65.1        114.7      125.7
  Other income                        2.1        0.5          5.4        2.3
                                 --------   --------     --------   --------
Total segment revenues              555.9      551.5      1,109.4    1,089.0

Losses and loss adjustment
 expenses <F1>                      378.8      362.2        750.0      710.4
Policy acquisition and other
 operating expenses                 140.3      143.9        284.9      295.5
                                 --------   --------     --------   --------
Segment income before taxes
 and minority interest           $   36.8   $   45.4     $   74.5   $   83.1
                                 ========   ========     ========   ========

<F1>
Includes policyholders' dividends of $1.9 million, $2.5 million, $5.6 million and $4.1 million for the quarters ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, respectively.


Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

Property and Casualty segment's income before taxes and minority interest decreased $8.6 million, to $36.8 million, in the second quarter of 1998, compared to income before taxes and minority interest of $45.4 million, for the same period in 1997. This decrease is primarily attributable to a $36.5 million increase in catastrophe losses, primarily at Citizens, to $43.8 million for the second quarter of 1998 compared to $7.3 million for the comparable quarter of 1997, as well as a decrease in net investment income. This was partially offset by growth in net premiums earned and a $14.2 million increase in favorable development on prior year reserves, primarily at Hanover. Net investment income before taxes decreased $9.4 million, or 14.4%, to $55.7 million during the second quarter of 1998 compared to $65.1 million in the comparable quarter of 1997. The decrease is primarily the result of a decrease in average invested assets at Hanover and a decrease in limited partnership income at both Hanover and Citizens. The average pre-tax yield on debt securities was 6.6% and 6.8% for the second quarter of 1998 and 1997, respectively.

LINE OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 62.1% and 61.6% of total net premiums earned in the second quarter of 1998 and 1997, respectively.


                                                                  Total
                                                                 Property
                               Hanover          Citizens       and Casualty
For the Quarters Ended
June 30, (In millions)      1998    1997      1998    1997     1998    1997
Net premiums earned        $158.6  $156.2    $150.5  $143.3   $309.1  $299.5

Losses and loss
 adjustment expenses        119.3   120.7     125.6   108.1    244.9   228.8

Policy acquisition and
 other underwriting
 expenses                    42.8    45.4      38.2    36.4     81.0    81.8
                           ------  ------    ------  ------   ------  ------
Underwriting loss          $ (3.5) $ (9.9)   $(13.3) $ (1.2)  $(16.8) $(11.1)
                           ======  ======    ======  ======   ======  ======


Revenues

Personal lines' net premiums earned increased $9.6 million, or 3.2%, to $309.1 million during the second quarter of 1998, compared to $299.5 million in the second quarter of 1997. Hanover's personal lines' net premiums earned increased $2.4 million, or 1.5%, to $158.6 million during the second quarter of 1998, primarily due to rate increases in the homeowners line. These increases were partially offset by decreases in policies in force of 1.4% and 1.7% in the personal automobile and homeowners lines, respectively, since June 30, 1997, and by a mandated 4.0% decrease in Massachusetts personal automobile rates which became effective January 1, 1998.

Citizens' personal lines' net premiums earned increased $7.2 million, or 5.0%, to $150.5 million for the quarter ended June 30, 1998, from $143.3 million for the quarter ended June 30, 1997. This increase is primarily attributable to a twelve month average rate increase in the personal automobile and homeowners lines of 5.9% and 15.8%, respectively. This is partially offset by a slight decrease in policies in force in both the personal automobile and homeowners lines.

While management has taken steps to increase penetration in the affinity groups and has initiated other marketing programs, the Company believes that heightened competition may result in reduced premium growth in the personal segment.

Underwriting results

The personal lines' underwriting results in the second quarter of 1998 deteriorated $5.7 million, to a loss of $16.8 million compared to a loss of $11.1 million for the same period in 1997. Hanover's underwriting results improved $6.4 million, to a loss of $3.5 million. Citizens' underwriting results deteriorated $12.1 million, to a loss of $13.3 million.

The improvement in Hanover's underwriting results is primarily attributable to an $8.6 million increase in favorable development on prior year reserves in the personal automobile and homeowners lines. This was partially offset by a $5.8 million increase in catastrophe losses, primarily in the homeowners line, as a result of spring storms which generated losses of approximately $7.4 million during the second quarter of 1998.

Citizens' losses and LAE increased $17.5 million, or 16.2%, to $125.6 million. This increase is primarily as a result of the increase in catastrophe losses. Catastrophe losses increased $16.6 million, to $18.8 million for the quarter ended June 30, 1998, from $2.2 million for the same period ended 1997, primarily in the homeowners line.

Policy acquisition and other underwriting expenses in the personal lines decreased $0.8 million, or 1.0%, to $81.0 million in the first quarter of 1998, primarily reflecting reductions in employee related expenses, partially offset by growth in earned premium and increased technology expenses.

Commercial Lines of Business

The commercial lines of business represented 37.9% and 38.4% of total net premiums earned in the second quarter of 1998 and 1997, respectively.



                                                                    Total
                                                                  Property
                                  Hanover          Citizens     and Casualty
For the Quarters Ended          1998    1997      1998   1997    1998  1997
June 30, (In millions)
Net premiums earned          $ 118.2  $ 119.6  $ 70.8  $ 66.8 $ 189.0 $ 186.4

Losses and loss adjustment
 expenses                       78.7     81.3    53.3    49.6   132.0   130.9

Policy acquisition and
other underwriting expenses     42.5     44.9    18.2    17.1    60.7    62.0

Policyholders' dividends         1.0      0.7     0.9     1.8     1.9     2.5
                               ------    -----   -----   -----   -----  -----
Underwriting loss            $  (4.0)  $ (7.3) $ (1.6) $ (1.7) $ (5.6)$  (9.0)
                               ======    =====   =====   =====   =====  =====

Revenues

Commercial lines' net premiums earned increased $2.6 million, or 1.4%, to $189.0 million for the quarter ended June 30, 1998 from $186.4 for the quarter ended June 30, 1997. Hanover's commercial lines' net premiums earned decreased $1.4 million, or 1.2%, to $118.2 million. This decrease is primarily related to the Company's disposal of the majority of its assumed reinsurance business, which contributed $1.7 million in net premiums earned for the quarter ended June 30, 1998, compared to $9.3 million for the same period of 1997. Also contributing to this decrease is a twelve month average rate decrease of 11.2% in the workers' compensation line. These decreases were partially offset by increases in policies in force in the workers' compensation line and commercial automobile line for Hanover of 9.0% and 8.4%, respectively.

Citizens' commercial lines' net premiums earned increased $4.0 million, or 6.0%, to $70.8 million, in the second quarter of 1998. This increase primarily reflects growth in policies in force of 14.0% in the commercial multiple peril line and a twelve month average rate increase of 8.3% and 6.2% in the commercial multiple peril and commercial automobile lines, respectively. These increases are partially offset by a 10.2% decrease in policies in force and a twelve month average rate decrease of 3.1% in the workers' compensation line.

Management believes competitive conditions in the workers' compensation line may impact future growth in net premiums earned.

Underwriting results

The commercial lines' underwriting results in the second quarter of 1998 improved $3.4 million, to a loss of $5.6 million compared to a loss of $9.0 million for the same period in 1997. Hanover's underwriting results improved $3.3 million, to a loss of $4.0 million. Citizens' underwriting results improved $0.1 million, to a loss of $1.6 million.

The improvement in Hanover's underwriting results reflects an increase in favorable development on prior accident years in the commercial automobile and commercial multiple peril lines. This was partially offset by a $4.3 million increase in catastrophe losses primarily in the commercial multiple peril line, to $4.7 million from $0.4 million, for the quarters ended
June 30, 1998 and 1997, respectively.

Citizens' underwriting results reflect favorable current year claims activity in all major commercial lines, partially offset by a $9.8 million increase in catastrophe losses, primarily in the commercial multiple peril line.

Policy acquisition and other underwriting expenses in the commercial lines decreased $1.3 million, or 2.1%, to $60.7 million in the second quarter of 1998, primarily reflecting reductions in employee related expenses, partially offset by the effect of higher premiums and increased technology expenses.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Property and Casualty's segment income before taxes and minority interest decreased $8.6 million, or 10.3%, to $74.5 million for the six months ended June 30 1998, compared to $83.1 million, for the same period in 1997. This decrease is primarily attributable to an increase in catastrophe losses of $37.2 million, primarily at Citizens, partially offset by growth in earned premium, lower policy acquisition and other underwriting expenses and increased favorable development on prior year reserves. Net investment income before taxes decreased $11.0 million, or 8.8%, to $114.7 million during the first six months of 1998 compared to $125.7 million in the comparable period of 1997. The decrease is primarily the result of a decrease in Hanover's average invested assets. The average pre-tax yield on debt securities was 6.7% and 6.8% for the six months ended June 30,1998 and 1997, respectively.


LINE OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 61.8% and 61.9% of total net premiums earned in the six months ended June 30, 1998 and 1997, respectively.


                                                                    Total
                                                                  Property
                                 Hanover         Citizens       and Casualty
For the Quarters Ended        1998    1997      1998   1997      1998  1997
June 30, (In millions)
Net premiums earned        $ 313.4  $ 307.9   $ 298.4 $ 287.0 $ 611.8 $594.9

Losses and loss adjustment
 expenses                    244.4    233.5     224.7   221.9   469.1  455.4

Policy acquisition and
other underwriting expenses   89.9     95.1      76.3    75.6   166.2  170.7
                            ------    -----     -----   -----   -----  -----
Underwriting loss          $ (20.9) $ (20.7)  $  (2.6)$ (10.5)$ (23.5)$(31.2)
                            ======    =====     =====   =====  ======  =====


Revenues

Personal lines' net premiums earned increased $16.9 million, or 2.8%, to $611.8 million during the six months ended June 30, 1998, compared to $594.9 million in the same period of 1997. Hanover's personal lines' net premiums earned increased $5.5 million, or 1.8%, to $313.4 million during the six months ended June 30, 1998 primarily due to rate increases in the homeowners line. This was partially offset by decreases in policies in force in the personal automobile and homeowners lines and by a mandated 4.0% decrease in Massachusetts personal automobile rates which became effective January 1, 1998.

Citizens' personal lines' net premiums earned increased $11.4 million, or 4.0%, to $298.4 million for the six months ended June 30, 1998, from $287.0 million for the six months ended June 30, 1997. This increase is primarily attributable to a twelve month average rate increase in the personal automobile and homeowners lines of 5.9% and 15.8%, respectively. This is partially offset by a slight decrease in policies in force in both the personal automobile and homeowners lines.

While management has taken steps to increase penetration in the affinity groups and has initiated other marketing programs, the Company believes that heightened competition may result in reduced premium growth in the personal segment.

Underwriting results

The personal lines' underwriting results for the six months ended June 30, 1998 improved $7.7 million, to a loss of $23.5 million, compared to a loss of $31.2 million for the same period in 1997. Hanover's underwriting results deteriorated $0.2 million, to a loss of $20.9 million. Citizens' underwriting results improved $7.9 million, to a loss of $2.6 million.

The slight deterioration in Hanover's underwriting results is primarily attributable to a $10.3 million increase in catastrophe losses, primarily in the homeowners line. These catastrophes included a severe winter ice storm that struck Maine in January 1998 generating approximately $5.9 million in losses, as well as spring storms which generated losses of approximately $7.4 million during the second quarter of 1998. This was significantly offset by an increase in favorable development on prior year reserves in both the personal automobile and homeowners lines.

The improvement in Citizens' underwriting results is attributable to an increase in favorable development on prior year reserves, and to improved current year claims activity in the personal automobile and homeowners lines. This is partially offset by an increase in catastrophe losses of $10.7 million over the prior year, primarily in the homeowners line.

Policy acquisition and other underwriting expenses in the personal lines decreased $4.5 million, or 2.6%, to $166.2 million in the first six months of 1998, primarily reflecting reductions in employee related expenses, partially offset by growth in earned premium and increased technology expenses.

Commercial Lines of Business

The commercial lines of business represented 38.2% and 38.1% of total net premiums earned in the six months ended June 30, 1998 and 1997, respectively.



                                                                   Total
                                                                 Property
                                 Hanover         Citizens       and Casualty
For the Quarters Ended        1998    1997     1998     1997    1998     1997
June 30, (In millions)
Net premiums earned        $ 237.5  $ 233.1  $ 140.0  $ 133.0 $ 377.5 $ 366.1

Losses and loss adjustment
 expenses                    162.9    156.6    112.4     94.3   275.3   250.9

Policy acquisition and
other underwriting expenses   83.0     90.5     35.4     34.8   118.4   125.3

Policyholders' dividends       2.8      0.7      2.8      3.4     5.6     4.1
                            ------    -----    -----     -----   -----   -----
Underwriting (loss) profit $ (11.2)  $(14.7) $ (10.6)   $ 0.5 $ (21.8) $(14.2)
                            ======    =====    =====     =====   =====   =====


Revenues

Commercial lines' net premiums earned increased $11.4 million, or 3.1%, to $377.5 million in the six months ended June 30, 1998 from $366.1 million in the same period of 1997. Hanover's commercial lines' net premiums earned increased $4.4 million, or 1.9%, to $237.5 million. This increase is primarily attributable to increases in policies in force in the workers' compensation and commercial automobile lines of 9.0% and 8.4%, respectively. This was partially offset by the effect of the Company's disposal of the majority of its assumed reinsurance business. Assumed reinsurance business contributed $6.9 million and $15.8 million in net premium earned during the six months ended June 30, 1998 and 1997, respectively.

Citizens' commercial lines' net premiums earned increased $7.0 million, or 5.3%, to $140.0 million, for the six months ended June 30, 1998, from $133.0 million for the six months ended June 30,1997. The increase in net premiums earned primarily reflects growth in policies in force of 14.0% in the commercial multiple peril line and to a twelve month average rate increase of 8.3% and 6.2% in the commercial multiple peril and commercial automobile lines, respectively. These increases are partially offset by a 10.2% decrease in policies in force and a twelve month average rate decrease of 3.1% in the workers' compensation line.

Management believes competitive conditions in the workers' compensation line may impact future growth in net premiums earned.

Underwriting results

The commercial lines' underwriting results for the six months ended June 30, 1998 deteriorated $7.6 million, to a loss of $21.8 million compared to a loss of $14.2 million for the same period in 1997. Hanover's underwriting results improved $3.5 million, to a loss of $11.2 million. Citizens' underwriting results deteriorated $11.1 million to an underwriting loss of $10.6 million compared to an underwriting profit of $0.5 million for the six months ended June 30, 1998 and 1997, respectively.

The improvement in Hanover's underwriting results is attributable to a $7.5 million decrease in policy acquisition and other underwriting expenses, and a $3.6 million increase in favorable development on prior year reserves. This is partially off-set by an increase in catastrophe losses of $6.8 million, primarily in the commercial multiple peril line.

The deterioration in Citizens' underwriting results is primarily attributable to a $9.4 million increase in catastrophe losses, primarily in the commercial multiple peril line, as well as a $9.2 million decrease in favorable development on prior year reserves, primarily in the workers' compensation line. These increases are partially offset by favorable current year claims activity in the commercial multiple peril and commercial automobile lines.

Policy acquisition and other underwriting expenses in the commercial lines decreased $6.9 million, or 5.5%, to $118.4 million in the six months ended June 30, 1998, primarily reflecting reductions in employee related expenses, partially offset by the effect of increases in premiums earned and increased technology expenses.


RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The Property and Casualty segment maintains reserves to provide for its estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and judicial theories of liability and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before definitive determination of ultimate liability may be made, where the technological, judicial, and political climates involving these types of claims are changing.

The Property & Casualty segment regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded. The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:


For the six months ended June 30, (In millions)         1998          1997
Reserve for losses and LAE, beginning of period     $  2,615.4     $ 2,744.1
Incurred losses and LAE, net of reinsurance
     recoverable:
  Provision for insured events of the
     current year                                        812.5         769.5
  Decrease in provision for insured events of
     prior years                                         (68.1)        (61.0)
                                                         ------        ------
Total incurred losses and LAE                            744.4         708.5
Payments, net of reinsurance recoverable:
  Losses and LAE attributable to insured events
    of current year                                      335.2         310.5
  Losses and LAE attributable to insured events
    of prior years                                       433.6         440.4
                                                        ------         ------
 Total payments                                          768.8         750.9
 Change in reinsurance recoverable on unpaid losses      (11.3)        (38.0)
                                                       -------     ----------
Reserve for losses and LAE, end of period           $  2,579.7     $ 2,663.7
                                                       =======     ==========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $68.1 million and $61.0 million for the six months ended June 30, 1998 and 1997, respectively. Favorable reserve development at Citizens decreased $5.7 million, to $29.9 million, from $35.6 million, for the six months ended June 30, 1998 and June 30, 1997, respectively. The decline in favorable development is primarily due to a decrease in workers' compensation favorable development and unfavorable development in the commercial automobile line for the six months ended June 30, 1998. The overall favorable reserve development in both years primarily reflects a modest shift over the past few years of the workers' compensation business to Western and Northern Michigan which have demonstrated more favorable loss experience than Eastern Michigan. Hanover's favorable development increased $12.8 million to $38.2 million during 1998, from $25.4 million in 1997. This increase is primarily attributable to a reduction in LAE, in most major lines, due to claims process improvement initiatives.

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

Effective January 1, 1998, the Property and Casualty segment modified its catastrophe reinsurance program to include a higher retention. Under the 1998 catastrophe reinsurance program, the Company retains the first $45.0 million. For losses in excess of $45.0 million and up to $180.0 million, the Company retains 10% of the loss. Effective June 1, 1998, the Company purchased an additional treaty for losses in excess of $180.0 million and up to $230.0 million, of which the Company retains 10% of the loss. Amounts in excess of $230.0 million are retained 100% by the Company. Under the 1997 catastrophe reinsurance program, Hanover retained the first $25.0 million of loss per occurrence and all amounts in excess of $180.0 million, 55% of all aggregate loss amounts in excess of $25.0 million up to $45.0 million, and 10% of all aggregate loss amounts in excess of $45.0 million up to $180.0 million. Also, under the 1997 catastrophic reinsurance program, Citizens retained 5% of losses in excess of $10.0 million, up to $25.0 million, and 10% of losses in excess of $25.0 million up to $180.0 million. Amounts in excess of $180.0 million were retained 100% by the Company.

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


INVESTMENT RESULTS

Net investment income before taxes decreased $9.4 million, or 14.4%, to $55.7 million during the second quarter of 1998 compared to $65.1 million in the comparable quarter of 1997. The decrease is primarily the result of a decrease in Hanover's average invested assets as a result of a $117.1 million and a $53.9 million transfer of assets to the Corporate Segment in April, 1998 and December 1997, respectively. Also contributing to this decrease is a $4.3 million decrease in income on limited partnerships. The limited partnerships pursue investment opportunities primarily through global fixed-income trading strategies. The average pre-tax yield on debt securities was 6.6% and 6.8% for the second quarter of 1998 and 1997, respectively.

Net investment income before taxes decreased $11.0 million, or 8.8%, to $114.7 million during the six months ended June 30, 1998 compared to $125.7 million in the comparable quarter of 1997. The decrease is primarily the result of a decrease in Hanover's average invested assets and a $4.0 million decrease in limited partnership income. The average pre-tax yield on debt securities was 6.7% and 6.8% for the six months ended
June 30, 1998 and 1997, respectively.

Corporate Risk Management Services

The following table summarizes the results of operations for the Corporate Risk Management Services segment for the periods indicated.


                                            (Unaudited)      (Unaudited)
                                          Quarter Ended      Quarter Ended
                                             June 30,          June 30,
(In millions)                              1998    1997       1998    1997
Premiums and premium equivalents
  Premiums                              $  83.7  $ 84.3      $ 169.3 $ 163.0
  Premium equivalents                     165.2   147.4        331.8   298.2
                                          -----  ------       ------  ------
Total premiums and premium equivalents  $ 248.9  $231.7      $ 501.1 $ 461.2
                                          =====  ======       ======  ======

Segment revenues
   Premiums                             $  83.7  $ 84.3      $ 169.3 $ 163.0
   Net investment income                    5.4     5.9         11.4    11.5
   Other income                            14.2    12.7         27.7    24.2
                                         ------    -----        -----   -----
Total segment revenues                    103.3   102.9        208.4   198.7

Policy benefits, claims and losses         63.2    60.2        125.5   118.8
Policy acquisition expenses                 1.2     0.8          2.0     1.7
Other operating expenses                   37.5    35.4         74.4    68.3
                                        -------   ------       ------  ------
Segment income before taxes             $   1.4  $  6.5      $   6.5  $  9.9
                                        =======   ======       ======  ======

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

Segment income before taxes decreased $5.1 million, or 78.5%, to $1.4 million in the second quarter of 1998. This decrease was primarily due to unfavorable loss experience in the risk sharing and non-affinity group reinsurance product lines totaling $3.7 million. Also, expenses increased $2.1 million due, in part, to claims processing costs.

Premiums decreased $0.6 million, or 0.7%, to $83.7 million in the second quarter of 1998 primarily due to decreases in affinity group life and health reinsurance business and fully insured medical and dental product lines totaling $6.4 million. The affinity group life and health reinsurance business' decrease is primarily due to unusually high reinsurance premiums assumed under a new reinsurance agreement entered into during the second quarter of 1997. The decline in fully insured medical and dental product lines primarily reflects the Company's cancellation of several large unprofitable accounts. These decreases were mostly offset by growth in premium in the non-affinity group reinsurance product, as well as stop loss and risk sharing product lines of $5.2 million.

Other income increased $1.5 million, or 11.8%, to $14.2 million in the second quarter of 1998 due to an increase in administrative service fees.

Policy benefits, claims and losses increased $3.0 million, or 5.0%, to $63.2 million in the second quarter of 1998. This increase is principally attributable to increases of $3.9 million from the risk sharing product line and $2.5 million from the non-affinity group reinsurance product line as a result of growth and less favorable loss experience. Additionally, stop loss policy benefits increased $1.0 million primarily due to growth. These increases were partially offset by lower policy benefits of $1.5 million due to more favorable loss experience in the remaining policies of the fully insured dental product line related to the aforementioned cancellation of several large unprofitable accounts, coupled with lower benefits on affinity group life and health reinsurance business of $2.8 million due to the reinsurance agreement noted above.

Operating expenses increased $2.1 million, or 5.9%, to $37.5 million in the second quarter of 1998 primarily due to increased claims processing expenses, as well as increases in commissions, expense allowances, and premium taxes, related to the growth in the non-affinity group reinsurance product line.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Segment income before taxes decreased $3.4 million, or 34.3%, to $6.5 million in the six months ended June 30, 1998. This decrease was primarily due to an increase in expenses related to claims processing costs of approximately $3.2 million. Also, policy benefits experience in the non-affinity group reinsurance product line increased $1.3 million. These decreases were partially offset by higher premiums in the stop loss product lines, due to growth, and additional administrative service fee income.

Premiums increased $6.3 million, or 3.9%, to $169.3 million for the first six months in 1998 primarily due to increases in the non-affinity group reinsurance product of $5.0 million and risk sharing and stop loss products of $4.7 million. These increases were partially offset by decreases on fully insured medical and dental products of $4.4 million. These decreases reflect the cancellation of several large unprofitable accounts.

Other income increased $3.5 million, or 14.5%, to $27.7 million in the first six months of 1998 due to an increase in administrative service fees.

Policy benefits, claims and losses increased $6.7 million, or 5.6%, to $125.5 million in the first six months of 1998. This increase is principally attributable to $6.0 million of higher policy benefits in the non-affinity group reinsurance product, as well as $4.7 million of higher policy benefits in the risk sharing and stop loss product lines, primarily due to growth. These increases were partially offset by reduced losses in the fully insured medical and dental product lines totaling $3.9 million, primarily due to improved experience.

Operating expenses increased $6.1 million, or 8.9%, to $74.4 million in the first six months of 1998 primarily due to increased claims processing expenses, as well as growth related increases in commissions, expense allowances, and premium taxes.


Retirement and Asset Accumulation

Allmerica Financial Services

The following table summarizes the results of operations, including the Closed Block, for the Allmerica Financial Services segment for the periods indicated.


                                            (Unaudited)      (Unaudited)
                                          Quarter Ended      Quarter Ended
                                             June 30,          June 30,
 (In millions)                              1998    1997       1998    1997
Segment revenues
   Premiums                             $   9.3  $ 18.3      $  38.2 $  56.1
   Fees                                    72.7    57.1        142.2   113.4
   Net investment income                   75.8    86.4        156.4   171.9
   Other income                            14.6    13.2         26.8    24.8
                                         ------    -----        -----   -----
Total segment revenues                    172.4   175.0        363.6   366.2

Policy benefits, claims and losses         74.4    89.4        167.9   194.5
Policy acquisition expenses                15.6    14.1         30.1    30.5
Other operating expenses                   38.8    39.5         80.3    79.4
                                        -------   ------       ------  ------
Segment income before taxes             $  43.6  $ 32.0      $  85.3  $ 61.8
                                        =======   ======       ======  ======

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

Segment income before taxes increased $11.6 million, or 36.3%, to $43.6 million in the second quarter of 1998. This increase is primarily attributable to higher asset based fee income driven by growth in the variable annuity and variable universal life product lines.

Premiums decreased $9.0 million, or 49.2%, to $9.3 million during the second quarter of 1998. This decrease is due primarily to the cession in 1997 of substantially all of the Company's individual disability income block of business, which contributed premiums of $8.4 million in the second quarter of 1997 compared to $0.1 million in the same period of 1998. The remaining decrease in premiums was a result of the Company's continued shift in focus from traditional life insurance products to annuity and variable life insurance products.

The increase in fee revenue of $15.6 million, or 27.3%, to $72.7 million in the second quarter of 1998 is due to additional deposits and appreciation on variable products' account balances. Fees from individual annuities increased $13.8 million, or 68.0%, to $34.1 million in the second quarter of 1998 compared to the same period in 1997. Distribution arrangements with several third party mutual fund advisors continue to contribute to the increase in annuity sales in 1998. Fees from individual variable universal life policies increased $2.6 million, or 19.7%, to $15.8 million in the second quarter of 1998. These increases were partially offset by a continued decline in fees from non-variable universal life of $1.2 million. The
Company expects fees from this product to continue decreasing as policies in force and related contract values decline.

Net investment income decreased $10.6 million, or 12.3%, to $75.8 million in the second quarter of 1998. This decrease is primarily due to a reduction in average fixed maturities invested resulting from the aforementioned cession of the individual disability income line of business and transfers to the separate accounts in the annuity and retirement products.

Other income increased $1.4 million, or 10.6%, to $14.6 million in the second quarter of 1998. This increase is primarily attributable to higher investment management fee income resulting from growth in variable product assets under management.

Policy benefits, claims and losses decreased $15.0 million, or 16.8%, to $74.4 million in the second quarter of 1998. This decrease is primarily due to the aforementioned cession of substantially all of the individual disability income line of business, which incurred policy benefits of $9.6 million in the second quarter of 1997, compared to $0.8 million in the current year quarter. Also contributing to the overall decrease was a reduction in interest credited on individual annuities and group retirement products of $3.2 million and $2.4 million due to transfers to the separate accounts.

Policy acquisition expenses increased $1.5 million, or 10.6%, to $15.6 million in the second quarter of 1998 primarily due from growth in the individual variable annuity line of business. This increase was partially offset by decreased policy acquisition expenses due to the aforementioned cession of the individual disability line of business, along with lower policy acquisition expenses in the individual universal life and variable universal life lines of business resulting from a change in mortality assumptions in 1997. This change was consistent with the January 1, 1998 reinsurance of a significant portion of the related mortality risk on these lines.

Other operating expenses decreased $0.7 million, or 1.8%, to $38.8 million in 1998. Excluding the effect of adopting SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which resulted in the capitalization of $4.0 million of technology costs during the second quarter of 1998, operating expenses increased $3.3 million, or 8.4%. This increase was primarily attributable to continued growth in the variable product lines, partially offset by reductions in employee related costs generated by the restructuring of defined benefit plan and defined contribution plan business during the fourth quarter of 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Segment income before taxes increased $23.5 million, or 38.0%, to $85.3 million in the first half of 1998. This increase is primarily due to continued growth from new deposits and market appreciation in the variable annuity and variable universal life assets resulting in increased fee revenue.

Premiums decreased $17.9 million, or 31.9%, to $38.2 million during the first six months of 1998. This decrease is due primarily to the cession in 1997 of substantially all of the Company's individual disability income block of business, which contributed premiums of $16.4 million in the first six months of 1997 compared to $0.4 million for the same period in 1998. The remaining decrease in premiums was a result of the Company's continued shift in focus from traditional life insurance products to variable life insurance and annuity products.

The increase in fee revenue of $28.8 million, or 25.4%, to $142.2 million in the first half of 1998 is due to additional deposits and appreciation on variable products' account balances. Fees from individual annuities increased $25.2 million, or 66.3%, to $63.2 million in the first half of 1998 compared to the same period in 1997. Fees from individual variable universal life policies increased $5.7 million, or 22.4%, to $31.2 million in the first half of 1998. These increases were partially offset by a continued decline in fees from non-variable universal life of $2.8 million.

Net investment income decreased $15.5 million, or 9.0%, to $156.4 million in the first half of 1998. This decrease is primarily due to a reduction in average fixed maturities invested resulting from the aforementioned cession of the individual disability income line of business and transfers to the separate accounts.

Other income increased $2.0 million, or 8.1%, to $26.8 million in the first half of 1998. This increase is primarily attributable to higher investment management fee income resulting from growth in variable product assets under management.

Policy benefits, claims and losses decreased $26.6 million, or 13.7%, to $167.9 million in the first half of 1998. This decrease is primarily due to the cession of substantially all of the individual disability income line of business, which incurred policy benefits of $19.9 million in the first six months of 1997, compared to $1.2 million for the same period in 1998. Also contributing to the overall decrease was a reduction in interest credited on individual annuities and group retirement products of $4.0 million and $4.4 million, respectively, due to the aforementioned shift to separate accounts.

Policy acquisition expenses were relatively consistent, decreasing $0.4 million, or 1.3%, to $30.1 million in the first half of 1998. This decrease is due, in part, to the aforementioned cession in 1997 of the individual disability income line of business. In addition, a decrease in amortization in the individual universal life and variable universal life lines of business resulted from the change in mortality assumptions in 1997 which are consistent with the aforementioned reinsurance transaction. These decreases were substantially offset by higher policy acquisition expenses in the individual variable annuity lines due to growth in these lines of business.

Other operating expenses increased $0.9 million, or 1.1%, to $80.3 million in the first half of 1998. Excluding the effect of adopting SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which resulted in the capitalization of $4.0 million of technology costs during the first half of 1998, operating expenses increased $4.9 million, or 6.2%. This increase was primarily attributable to continued growth in the variable product lines, partially offset by reductions in employee related costs generated by the restructuring of defined benefit plan and defined contribution plan business during the fourth quarter of 1997.

Interest Margins

The results of the Allmerica Financial Services segment depend, in part, on the maintenance of profitable margins between investment results from investment assets supporting universal life and general account annuity products and the interest credited on those products.

The following table sets forth interest earned, interest credited and the related interest margin.

                                       (Unaudited)      (Unaudited)
                                      Quarter Ended    Quarter Ended
                                        June 30,          June 30,
(In millions)                         1998    1997       1998    1997
Net investment income              $  34.6  $ 38.7    $  67.5 $  73.1
Less: Interest credited               20.7    24.6       43.8    49.2
                                     ------   -----     -----   -----
Interset margins <F1>                 13.9    14.1       23.7    23.9
                                     ======   =====     =====   =====

<F1> Interest margins represent the difference between income earned on investment assets and interest credited to customers' universal life and general account annuity policies. Earnings on surplus assets are excluded from net investment income in the calculation of the above interest margins.

Interest margins were relatively consistent in the second quarter and first six months of 1998.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.



                                     (Unaudited)               (Unaudited)
                                    Quarter Ended           Six Months Ended
                                       June 30,                 June 30,
(In millions)                        1998      1997           1998      1997
Segment revenues:
 Net investment income <F1>         $27.6     $21.4          $49.2    $43.0
 Fees and other income:
  External                            0.6       0.7            1.2      1.4
  Internal                            1.7       1.5            3.4      3.1
                                    -----     -----          -----    -----
Total  segment revenues              29.9      23.6           53.8     47.5

Policy benefits, claims
 and losses <F1>                     21.9      16.5           39.4     34.2
Other operating expenses              1.8       1.7            4.3      4.7
                                    -----     -----          -----    -----
Segment income before taxes         $ 6.2     $ 5.4          $10.1    $ 8.6
                                    =====     =====          =====    =====


<F1> For all periods presented, net investment income and policy benefits, claims and losses reflect only the income earned and interest credited, respectively, on GICs. Interest margins on GICs reflect the difference between income earned on deposits from policyholder contracts and interest credited to these policies.


Quarter Ended June 30, 1998 compared to Quarter Ended June 30, 1997

Segment income before taxes increased $0.8 million, or 14.8%, to $6.2 million. Interest margins on GICs increased as new deposits generated by floating rate" GICs more than offset withdrawals of traditional GICs. Interest margins on "floating rate" GICs increased $2.7 million which more than offset a $1.9 million decline in interest margins from traditional GICs during the second quarter of 1998.

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

Segment income before taxes increased $1.5 million, or 17.4% to $10.1 million. The increase is primarily attributable to improved interest margins on GICs, combined with a decrease in expenses. Interest margins on GICs increased as new deposits generated by "floating rate" GICs more than offset withdrawals of traditional GICs. Interest margins on floating rate GICs increased $3.7 million while margins on traditional GICs declined $2.7 million during 1998.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.




                                     (Unaudited)               (Unaudited)
                                    Quarter Ended           Six Months Ended
                                       June 30,                 June 30,
(In millions)                        1998      1997           1998      1997
Segment  revenues
  Investment and other income      $  4.1    $  5.7        $  6.1     $  9.8
  Interest expense                    3.8       3.8           7.6        7.6
  Other operating expenses           14.3       9.9          24.8       21.2
Segment loss before taxes          ------    ------        ------     ------
 and minority interest             $(14.0)   $ (8.0)       $(26.3)    $(19.0)
                                   ======    ======        ======     ======


Quarter Ended June 30, 1998 compared to Quarter Ended June 30, 1997

Segment loss before taxes and minority interest increased $6.0 million, or 75.0%, to $14.0 million in the second quarter of 1998. Net investment and other income decreased $1.6 million in 1998 primarily from the absence of $4.0 million of short-term income generated by the temporary investment of the net proceeds from the issuance of Capital Securities in 1997. This was principally offset by increased income on fixed maturities due to higher average invested assets which resulted from $125 million and $195 million transfers of assets from the Property and Casualty segment in April 1998 and December 1997, respectively, offset by approximately $140.0 million repayment of a maturing short-term revolving credit loan. Interest expense for both periods relates solely to the interest paid on the Senior Debentures of the Company. Other operating expenses for the quarter ended June 30, 1998 increased $4.4 million, or 44.4%. This expense category consists primarily of corporate overhead expenses which reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, Corporate Technology, Corporate Finance, Human Resources and the Legal department. Other operating expenses increased
$4.4 million primarily due to $1.7 million of higher corporate technology costs, $0.5 million of prepayment penalties for the settlement of subsidiary debt, and other miscellaneous items.

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

Segment loss before taxes and minority interest increased $7.3 million, or 38.4%, to $26.3 million for the six months ended June 30, 1998. Net investment and other income decreased $3.7 million in 1998 primarily from the absence of $6.4 million of short-term income generated by the temporary investment of the net proceeds from the issuance of Capital Securities in 1997. This was partially offset by income on higher average invested assets due to the aforementioned transfers of assets from the Property and Casualty segment. Interest expense for both periods relates solely to the interest paid on the Senior Debentures of the Company. Other operating expenses increased $3.6 million, or 17.0%, primarily due to $1.6 million of higher corporate technology costs, $0.5 million of prepayment penalties for the settlement of subsidiary debt, and other miscellaneous items.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:


                            June 30, 1998 <F1>       December 31, 1997 <F1>
                          Carrying    % of Total    Carrying    % of Total
(Dollars in millions)      Value    Carrying Value   Value     Carrying Value
Fixed Maturities <F2>    $ 8,229.0      80.1%      $ 7,726.6        79.8%
Equity securities<F2>        574.0       5.6           479.0         4.9
Mortgages                    680.1       6.6           679.5         7.0
Policy loans                 364.5       3.5           360.7         3.7
Real estate                   27.1       0.3            50.3         0.5
Cash and cash equivalents    244.1       2.4           240.1         2.5
Other invested assets        154.3       1.5           148.3         1.6
                         ---------     -----       ---------       -----
   Total                 $10,273.1     100.0%      $ 9,684.5       100.0%
                         =========     =====       =========       =====


<F1> Includes Closed Block invested assets with a carrying value of
$763.1 million and $768.8 million at June 30, 1998 and December 31, 1997, respectively.

<F2> The Company carries the fixed maturities and equity securities in its investment portfolio at market value.



Total investment assets increased $588.6 million, or 6.1%, to $10.3 billion during 1998. Fixed maturities increased $502.4 million, or 6.5%. The increase in fixed maturities was primarily due to an increase in funds available for investment generated from the sale of "floating rate" GICs. Equity securities increased $95.0 million, or 19.8% to $574.0 million during 1998 primarily due to market appreciation. Real estate decreased $23.2 million, or 46.1%, to $27.1 million during the first six months of 1998 due to continued sales of investment properties. The Company intends to sell its remaining holdings in the real estate portfolio.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues.
Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 82.4% and 82.5% of the Company's total fixed maturity portfolio at June 30, 1998 and December 31, 1997, respectively. In 1997, there was a modest shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average yield on debt securities was 7.3% and 7.6% for the six months ended June 30, 1998 and 1997, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

The following table illustrates asset valuation allowances and additions to or deductions from such allowances for the periods indicated.



                                                      Real
(Dollars in millions)              Mortgages         Estate         Total
Year Ended December 31, 1997
     Beginning balance             $ 19.6            $ 14.9         $ 34.5
     Provision                        2.5               6.0            8.5
     Write-offs <F1>                 (1.4)            (20.9)         (22.3)
                                   ------            ------         ------
     Ending balance                $ 20.7            $  0.0         $ 20.7

Valuation allowance as a
 percentage of carrying value
 before reserves                      3.0%              0.0%           3.0%

Six months ended June 30, 1998
    Provision (benefits)             (2.2)              0.0           (2.2)
    Write-offs <F1>                  (0.9)              0.0           (0.9)
                                   ------            ------         ------
    Ending balance                 $(17.6)           $  0.0         $(17.6)
                                   ======            ======         ======

Valuation allowance as a
 percentage of carrying value
 before reserves                      2.5%              0.0%           2.5%


<F1> Write-offs reflect asset sales, foreclosures and forgiveness of debt upon restructurings.


Write-offs of real estate reserves during 1997 reflect the permanent write down of all real estate assets to the estimated fair value less costs of disposal. During 1997, the Company adopted a definitive plan to sell its real estate holdings.

Income Taxes

AFC and its domestic subsidiaries (including certain non-insurance operations) file a consolidated United States federal income tax return. Entities included within the consolidated group are segregated into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income. Prior to the merger in July 1997, Allmerica P&C and its subsidiaries filed a separate United States federal income tax return.

Provision for federal income taxes before minority interest was $18.4 million during the second quarter of 1998 compared to $19.3 million during the same period in 1997. These provisions resulted in consolidated effective federal tax rates of 21.8% and 25.4%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 32.6% and 37.9% during the second quarter of 1998 and 1997, respectively. The decrease in the rate for AFLIAC and FAFLIC and its non-insurance subsidiaries resulted primarily from tax credits on investment partnerships in the second quarter of 1998 as well as to changes in reserves for estimated prior year tax liabilities. The effective tax rates for Allmerica P&C and its subsidiaries were 9.1% and 12.9% during the second quarter of 1998 and 1997, respectively. The decrease in the rate for the Allmerica P&C subsidiaries primarily reflects lower underwriting income in 1998.

Provision for federal income taxes before minority interest was $42.6 million during the first six months of 1998 compared to $29.0 million during the same period in 1997. These provisions resulted in consolidated effective federal tax rates of 23.2% and 22.2%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 32.0% and 44.8% during the first six months of 1998 and 1997, respectively. The decrease in the rate for AFLIAC and FAFLIC and its non-insurance subsidiaries resulted primarily from an $18.9 million tax benefit related to the agreement to cede the individual disability income business in 1997. The effective tax rates for Allmerica P&C and its subsidiaries were 11.4% and 18.0% during the first six months of 1998 and 1997, respectively. The decrease in the rate for the Allmerica P&C subsidiaries primarily reflects a smaller proportion of pre-tax income from realized capital gains and lower underwriting income in 1998.

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

Net cash used in operating activities was $75.7 million for the first six months of 1998, compared to $30.6 million for the same period of 1997. The change in 1998 resulted primarily from the timing of recoveries of reinsurance related to the universal life reinsurance agreement which was effective January 1, 1998. In addition, cash was used in 1998 operations to fund increased commissions and other deferrable expenses related to continued growth in the variable annuity product lines of the Allmerica Financial Services segment.

Net cash used in investing activities was $519.9 million during the first six months of 1998, as compared to $261.2 million provided by investing activities during the same period in 1997. This change is primarily due to greater net purchases of fixed maturities in 1998 resulting from an increase in funds available for investment from new "floating rate" GIC deposits.

Net cash provided by financing activities was $599.6 million during the first six months of 1998, as compared to $112.0 million during the comparable prior year period. In 1998, cash provided by financing activities was positively impacted by net GIC deposits of $585.4 million compared to net GIC withdrawals of $176.7 million in the prior year. This increase was partially offset by the 1997 receipt of net proceeds of $296.3 million from the issuance of mandatorily redeemable preferred securities of a subsidiary trust holding solely junior debentures of the Company.

AFC has sufficient funds at the holding company or available through dividends from FAFLIC and Allmerica P&C to meet its obligations to pay interest on the Senior Debentures, Capital Securities and dividends, when and if declared by the Board of Directors, on the common stock. On January 12, 1998, FAFLIC's Board of Directors declared a common stock dividend to AFC of $50.0 million, to be paid in installments upon the Company's request. As of June 30, 1998, approximately $20.0 million has been paid, with the remaining balance to be paid during the third and fourth quarters of 1998. Whether the Company will pay dividends in the future depends upon the costs of administering a dividend program as compared to the benefits conferred, and upon the earnings and financial condition of AFC.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. Effective May 29,1998, AFC entered into a committed syndicated credit agreement with Chase Manhattan Bank as the administrative agent. This agreement, which replaces lines of credit previously held by FAFLIC and Allmerica P&C, provides for a $150.0 million credit facility which expires on May 28, 1999. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. There were no amounts outstanding under this agreement during the period. At June 30, 1998, $113.1 million was available for borrowing by the Company. The remaining $36.9 million represents the Company's commercial paper borrowings outstanding at June 30, 1998.

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

The Company will utilize both internal and external resources to reprogram
or replace, and test the software for Year 2000 modifications.   The Company
plans to complete the mission critical elements of the Year 2000 by December 31, 1998. The cost of the Year 2000 project will be expensed as incurred over the next two years and is being funded primarily through a reallocation of resources from discretionary projects. Therefore, the Year 2000 project is not expected to result in any significant incremental technology costs and is not expected to have a material effect on the results of operations. Through June 30, 1998, the Company has incurred and expensed approximately $40 million related to the assessment of, and preliminary efforts in connection with, the project and the development of a remediation plan. The total remaining cost of the project is estimated at between $50-80 million.

The Company's contingency plans related to the Year 2000 issue are addressed in a plan developed jointly with an outside vendor. The plan contains immediate steps to keep business functions operating while unforeseen Year 2000 issues are being addressed. It outlines responses to situations that may affect critical business functions and also provides triage guidance, a documented order of actions to respond to problems. During the triage process, business priorities are established and "Critical Points of Failure" are identified as having a significant impact on the business.
The Company's contingency plans are designed to keep a business unit's operation functioning in the event of a failure or delay due to Year 2000 record format and date calculation changes.

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

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance and annuity products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items;
(x) termination of provider contracts or renegotiations at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching;
(xii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's, A.M. Best, and Duff & Phelps; (xiv) lower appreciation on and decline in value of managed investments, resulting in reduced variable products, assets and related fees; (xv) possible claims relating to sales practices for insurance products; and (xvi) uncertainty related to the Year
2000 issue.

                       PART II - OTHER INFORMATION

      ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


This registrant's annual shareholder's meeting was held on May 12, 1998. All four directors nominated for reelection by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulations 14A of the Securities and Exchange Act of 1934. The following individuals were elected to serve a three year term:


                              VOTES FOR                WITHHELD
Michael P. Angelini           36,170,497               8,146,205
J. Terrence Murray            30,714,131              13,602,571
John F. O'Brien               36,159,455               8,157,247
Herbert M. Varnum             36,178,811               8,137,891


The other directors whose terms were continued after the Annual Meeting are Ms. Gail L. Harrison, Mr. Robert P. Henderson, Mr. M. Howard
Jacobson, Mr. Robert J. Murray, Mr. John L. Sprague, Mr. Robert G. Stachler, and Mr. Richard M. Wall.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Independent Public Accountants of the Company for 1998: for 44,101,790; against 75,411; abstain 139,501.

                           PART II - OTHER INFORMATION

                     ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits

          EX - 10.29     Credit agreement dated as of May 29, 1998 between
                          the Registrant and the Chase Manhattan Bank.

          EX - 27        Financial Data Schedule

(b)     Reports on Form 8K

On June 10, 1998, a report on Form 8-K was filed reporting under item 5, Other Events, that second quarter results will be negatively impacted by catastrophe losses as a result of electrical, rain and wind storms that struck Michigan and the Northeast during the final days of May. Currently the Company expects to incur approximately $33.6 million of pre-tax losses, which includes $29.6 million from its subsidiary, Citizens Corporation.
On August 3, 1998, a report on Form 8-K was filed reporting under item 5, Other Events, that third quarter results will be negatively impacted by catastrophe losses as a result of electrical, rain and wind storms that struck the metropolitan Detroit, Michigan and the Northern Illinois areas on July 22. Currently, the Company expects to incur approximately $6.8 million of pre-tax, pre-minority interest losses from it subsidiary, Citizens Corporation.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     Allmerica Financial Corporation
                     -------------------------------
                               Registrant



Dated    August 13, 1998
         ---------------
                                             /s/ John F. O'Brien
                                             -------------------
                                               John F. O'Brien
                                             President and Chief
                                              Executive Officer

Dated    August 13, 1998
         ---------------
                                             /s/ Edward J. Parry III
                                             -----------------------
                                               Edward J. Parry III
                                              Vice President, Chief
                                                Financial Officer,
                                                  and Treasurer

                               EXHIBIT INDEX


Exhibit Number          Exhibit
--------------          -------

10.29 Credit agreement dated as of May 29, 1998 between the Registrant and the Chase
                        Manhattan Bank.

27                      Financial Data Schedule