Form 10-Q
period 1998-09-30
ALLMERICA FINANCIAL CORP
filed 1998-11-13
CIK 944695

FORM 10-Q

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:  September 30, 1998

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

           440 Lincoln Street, Worcester, Massachusetts  01653
               Address of principal executive offices)
                       (Zip Code)

                       508) 855-1000
         (Registrant's telephone number, including area code)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 60,353,982 shares of common stock outstanding, as of November 1, 1998.

                            TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION


Item 1.Financial Statements

       Consolidated Statements of Income                      3
       Consolidated Balance Sheets                            4
       Consolidated Statements of Shareholders' Equity        5
       Consolidated Statements of Comprehensive Income        6
       Consolidated Statements of Cash Flows                  7
       Notes to Interim Consolidated Financial Statements  8-14

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations                15-38



PART II. OTHER INFORMATION



Item 6.Exhibits and Reports on Form 8-K                      39



SIGNATURES                                                   40

                           PART I - FINANCIAL INFORMATION
                            ITEM I - FINANCIAL STATEMENTS

                              ALLMERICA FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME


                                         (Unaudited)        (Unaudited)
                                       Quarter Ended     Nine Months Ended
                                        September 30,      September 30,

(In millions, except per
share data)                           1998       1997      1998      1997

REVENUES
  Premiums                        $  570.4    $  585.6  $ 1,730.0  $1,726.7
  Universal life and investment
    product policy fees               75.0        61.4      217.2     174.8
  Net investment income              153.0       164.5      462.5     498.5
  Net realized investment gains        9.5        14.7       50.5      56.7
  Other income                        35.7        29.5      104.0      86.4
                                    ------      ------    -------     ------
     Total revenues                  843.6       855.7    2,564.2   2,543.1
                                    ------      ------    -------     ------

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims,losses
    and loss adjustment Expenses     524.1       515.1    1,549.5   1,516.1
  Policy acquisition expenses        111.6       114.2      344.0     344.7
  Sales practice litigation expense   31.0         0.0       31.0       0.0
  Loss from exiting reinsurance pools 25.3         0.0       25.3       0.0
  Loss from cession of disability
    income business                    0.0         0.0        0.0      53.9
  Other operating expenses           143.1       136.3      422.1     408.1
    Total benefits, losses and      ------       ------   --------  -------
      expenses                       835.1       765.6    2,371.9   2,322.8
                                    ------       ------   --------  -------

  Income before federal
   income taxes                       8.5        90.1      192.3     220.3
                                    ------      -------   --------  -------
Federal income tax expense
 (benefit)
  Current                            13.1        33.8       57.0      66.2
  Deferred                          (22.0)       (9.8)     (23.3)    (13.2)
                                   -------      -------   --------  -------
Total federal income tax expense     (8.9)       24.0       33.7      53.0
                                   -------      -------   --------  -------
Income before minority interest      17.4        66.1      158.6     167.3

Minority interest:
 Distributions on mandatorily
  redeemable preferred securities
  of a subsidiary trust holding
  solely junior subordinated
  debentures of the Company          (4.0)       (4.1)     (12.0)    (10.5)
 Equity in earnings                  (5.2)       (1.3)     (11.1)    (42.5)
                                   -------    -------   --------  --------
                                     (9.2)       (5.4)     (23.3)    (53.0)
                                   -------    -------   --------  --------
Net income                        $   8.2     $  60.7   $  135.3 $   114.3
                                   =======    =======   ========  ========

PER SHARE DATA
 Basic
    Net income                    $  0.14     $  1.04   $   2.26  $   2.16
    Weighted average shares       =======     =======    ========  ========
     outstanding                     60.0        58.2       60.0      52.9
                                  =======     =======    ========  ========

 Diluted
    Net income                    $  0.13     $  1.04   $   2.24  $   2.16
    Weighted average shares       =======     =======    ========  ========
     outstanding                     60.6        58.4       60.5      53.0
                                  =======     =======    ========  ========
 Dividends declared to
  shareholders                    $  0.05     $  0.05   $   0.15  $   0.15
                                  =======     =======    ========  ========


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                     ALLMERICA FINANCIAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                September 30,    December 31,
(In millions, except per share data)                1998            1997
ASSETS
  Investments:
    Debt securities-at fair value (amortized
     cost of $7,679.2 and $7,052.9)              $ 7,917.9        $ 7,313.7
    Equity securities-at fair value (cost of
     $290.5 and $341.1)                              371.9            479.0
    Mortgage loans                                   561.5            567.5
    Real estate                                       25.1             50.3
    Policy loans                                     153.4            141.9
    Other long-term investments                      139.2            148.3
                                                 ---------        ---------
      Total investments                            9,169.0          8,700.7
                                                 ---------        ---------
  Cash and cash equivalents                          410.3            215.1
  Accrued investment income                          140.4            142.3
  Deferred policy acquisition costs                1,108.3            965.5
  Deferred federal income taxes                       39.4              0.0
  Reinsurance receivable on paid and unpaid
   losses, benefits and unearned premiums          1,155.2          1,040.3
  Premiums, accounts and notes receivable, net       551.8            554.4
  Other assets                                       441.5            368.6
  Closed Block assets                                803.8            806.7
  Separate account assets                         11,424.9          9,755.4
                                                 ---------        ---------
    Total assets                                 $25,244.6        $22,549.0
                                                 =========        =========

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                       $ 2,748.5       $  2,598.6
    Outstanding claims, losses and loss
     adjustment expenses                           2,856.3          2,825.1
    Unearned premiums                                883.4            846.8
    Contractholder deposit funds and other
     policy liabilities                            2,567.1          1,852.7
                                                 ---------        ---------
      Total policy liabilities and accruals        9,055.3          8,123.2
                                                 ---------        ---------
  Expenses and taxes payable                         621.0            670.7
  Reinsurance premiums payable                        77.5             37.7
  Short-term debt                                     58.5             33.0
  Deferred federal income taxes                        0.0             12.9
  Long-term debt                                     199.5            202.1
  Closed Block liabilities                           878.4            885.5
  Separate account liabilities                    11,420.4          9,749.7
                                                 ---------        ---------
    Total liabilities                             22,310.6         19,714.8
                                                 ---------        ---------

  Minority interest:
    Mandatorily redeemable preferred securities
     of a subsidiary trust holding solely junior
     subordinated debentures of the Company          300.0            300.0
    Common stock                                     153.7            152.9
                                                 ---------        ---------
      Total minority interest                        453.7            452.9
                                                 ---------        ---------

  Commitments and contingencies  (Note 9)

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 20.0
   million shares authorized, none issued              0.0              0.0
  Common stock, $0.01 par value, 300.0
   million shares authorized, 60.4 million and
   60.0 million shares issued and outstanding,
   respectively                                        0.6              0.6
  Additional paid-in capital                       1,767.6          1,755.0
  Accumulated other comprehensive income             178.1            217.9
  Retained earnings                                  534.0            407.8
                                                 ---------        ---------
    Total shareholders' equity                     2,480.3          2,381.3
                                                 ---------        ---------
      Total liabilities and shareholders'
       equity                                    $25,244.6        $22,549.0
                                                 =========        =========


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                       (Unaudited)
                                                    Nine Months Ended
                                                        September 30
(In millions)                                     1998            1997
PREFERRED STOCK
  Balance at beginning and end of period     $    0.0         $    0.0
                                             --------         --------

COMMON STOCK
  Balance at beginning of period                  0.6              0.5
  Issuance of common stock                        0.0              0.1
                                             --------         --------
  Balance at end of period                        0.6              0.6
                                             --------         --------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period              1,755.0          1,382.5
    Issuance of common stock                     12.6            375.9
    Issuance costs of mandatorily redeemable
     preferred securities of a subsidiary
     trust holding solely junior
     subordinated debentures of the Company       0.0             (3.7)
                                             --------         --------
  Balance at end of period                    1,767.3          1,754.7
                                             --------         --------

ACCUMULATED OTHER COMPREHENSIVE INCOME
 NET UNREALIZED APPRECIATION ON INVESTMENTS
  Balance at beginning of period                217.9            131.6
    Net (depreciation)appreciation on
     available-for-sale securities              (64.4)           130.6
    Benefit (provision) for deferred federal
      income taxes                               22.3            (46.4)
    Minority interest                             2.3            (24.0)
                                             --------         --------
      Other comprehensive income                (39.8)            60.2
                                             --------         --------
  Balance at end of period                      178.1            191.8
                                             --------         --------

RETAINED EARNINGS
  Balance at beginning of period                407.8            210.1
    Net income                                  135.3            114.3
    Dividends to shareholders                    (9.1)            (8.1)
                                             --------         --------
  Balance at end of period                      534.0            316.3
                                             --------         --------
        Total shareholders' equity           $2,480.3         $2,263.4
                                             ========         ========


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                     (Unaudited)               (Unaudited)
                                    Quarter Ended           Nine Months Ended
                                     September 30,             September 30,
(In millions)                        1998      1997           1998      1997

Net income                         $  8.2   $  60.7         $135.3    $114.3

Other comprehensive income
   Net (depreciation)appreciation
    on available-for sale
    securities                     (108.5)    105.8           (64.4)   130.6
   Benefit(provision)for deferred
    federal income taxes             38.0    (37.7)            22.3    (46.4)
   Minority interest                  5.0    (17.8)             2.3    (24.0)
                                   ------   -------         -------    -------
        Other comprehensive income  (65.5)    50.3            (39.8)     60.2
                                   ------   -------         -------    -------
Comprehensive income               $(57.3)  $111.0          $  95.5    $174.5
                                   ======   =======         =======    =======


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                       ALLMERICA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           (Unaudited)
                                                        Nine Months Ended
                                                            September 30
(In millions)                                         1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $  135.3        $  114.3
   Adjustments to reconcile net income to
    net cash(used in)provided by
    operating activities:
     Minority interest                                 11.3            42.5
     Net realized gains                               (50.2)          (57.8)
     Net amortization and depreciation                 24.3            20.5
     Loss from exiting reinsurance pools               25.3             0.0
     Sales practice litigation expense                 31.0             0.0
     Loss from cession of disability income
      business                                          0.0            53.9
     Deferred federal income taxes                    (23.3)          (13.3)
     Change in deferred acquisition costs            (143.2)          (70.2)
     Change in premiums and notes receivable,
      net of reinsurance payable                       42.9            (0.9)
     Change in accrued investment income                1.2             7.2
     Change in policy liabilities and
      accruals, net                                   177.9           (86.1)
     Change in reinsurance receivable                 (84.9)           46.8
     Change in expenses and taxes payable            (108.3)            8.8
     Separate account activity, net                     1.3             0.2
     Other, net                                       (46.5)          (12.0)
            Net cash (used in) provided by         --------        --------
             operating activities                      (5.9)           53.9
                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals and maturities of
   available-for-sale fixed maturities              1,552.5         2,068.3
  Proceeds from disposals of equity securities        228.3           126.6
  Proceeds from disposals of other investments         79.4            96.0
  Proceeds from mortgages matured or collected        147.5           157.4
  Purchase of available-for-sale fixed maturities  (2,209.6)       (2,064.4)
  Purchase of equity securities                      (111.3)          (45.8)
  Purchase of other investments                      (221.3)          (94.3)
  Capital expenditures                                 (4.3)           (5.4)
  Purchase of minority interest in Allmerica P & C      0.0          (425.6)
  Other investing activities, net                      (7.9)            1.2
            Net cash used in investing              --------        --------
                     activities                      (546.7)         (186.0)
                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to
   contractholder deposit funds                     1,167.0           173.8
  Withdrawals from contractholder deposit funds      (456.5)         (501.2)
  Change in short-term debt                            25.5           150.8
  Change in long-term debt                             (2.6)            0.0
  Net proceeds from issuance of mandatorily
   redeemable preferred securities of a subsidiary
   trust holding solely junior subordinated
   debentures of the Company                            0.0           296.3
  Net proceeds from issuance of common stock           11.2             2.6
  Dividends paid to shareholders                       (9.9)           (8.1)
  Treasury stock purchased at cost                     (8.0)            0.0
            Net cash provided by financing         --------        --------
             activities                               726.7           114.2
                                                   --------        --------

Net change in cash and cash equivalents               174.1           (17.9)
Net change in cash held in the Closed Block            21.1             2.7
Cash and cash equivalents, beginning of period        215.1           178.5
                                                   --------        --------
Cash and cash equivalents, end of period           $  410.3        $  163.3
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

The interim consolidated financial statements of AFC include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC"), its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), and Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance holding company). The Closed Block assets and liabilities at September 30, 1998 and December 31, 1997 are presented in the consolidated financial statements as single line items. Results of operations for the Closed
Block for the quarter ended and nine months ended September 30, 1998 and 1997 are included in other income in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

The financial statements reflect minority interest in Allmerica P&C and its subsidiary, the Hanover Insurance Company ("Hanover") of approximately 40.5% prior to the merger on July 16, 1997. The financial statements also reflect minority interest in Citizens Corporation (an 83.2%-owned non-insurance holding company subsidiary of Hanover) and its wholly-owned subsidiary, Citizens Insurance Company of America ("Citizens").

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Certain reclassifications have been made to the 1997 consolidated statements of income in order to conform to the 1998 presentation. The results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1997 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

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

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SoP No. 98-1"). SoP No. 98-1 requires that certain costs incurred in developing internal-use computer software be capitalized and provides guidance for determining whether computer software is to be considered for internal use. This statement is
effective for fiscal years beginning after December 15, 1998.   In the second
quarter, the Company adopted SoP No. 98-1 effective January 1, 1998, resulting in an increase in pre-tax income of $6.2 million. The adoption of SoP No.
98-1 did not have a material effect on the results of operations or financial position for the three months ended March 31, 1998. Through the nine months ended September 30, 1998, the adoption of this SoP resulted in a $7.5 million increase to pre-tax income.

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

In June 1997, the FASB also issued Statement of Financial Accounting
Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (Statement No. 131). This statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement No. 131 requires that all public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 for the first quarter of 1998, which resulted in certain segment re-definitions which have no impact on the consolidated results of operations. (See Note 7.)

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




                                                  (Unaudited)
                                                Nine Months Ended
                                                    September 30,
(In millions)                                         1997

Revenue                                            $ 2,521.6
                                                   =========

Net realized capital gains included in revenue     $    43.2
                                                   =========

Income before taxes and minority interest          $   196.4
Income taxes                                           (45.1)
Minority interest:
  Distributions on mandatorily redeemable
   preferred securities of a subsidiary
   trust holding solely junior subordinated
   debentures of the Company                           (12.0)
  Equity in earnings                                   (10.9)
                                                   ---------
Net income                                         $   128.4
                                                   =========

Net income per common share (basic and diluted)    $    2.14
                                                   =========
Weighted average shares outstanding( diluted)           60.0
                                                   =========
Weighted average shares outstanding(basic)              59.9
                                                   =========


4. Significant Transactions

On October 27, 1998, the Company announced that it, or one of its subsidiaries, shortly will commence a cash tender offer to acquire the outstanding shares of Citizens Corporation common stock that AFC or its subsidiaries do not already own at a price of $29.00 per share. On November 2, 1998, AFC commenced the tender offer which, unless extended, will expire on December 2, 1998. Based on the number of shares of Citizens Corporation common stock held by unaffiliated stockholders, the transaction is valued at $171.0 million. Citizens Corporation has established a special committee of the Board of Directors, consisting of directors unaffiliated with AFC, to study the offer and make a recommendation to Citizens Corporation stockholders.

On October 27, 1998, the Board of Directors of AFC authorized the repurchase of up to $200.0 million of its issued common stock.

Effective July 1, 1998, the Company entered into a reinsurance agreement with a highly rated reinsurer that cedes current and future underwriting losses, including unfavorable development of prior year reserves, up to a $40.0 million maximum, relating to the Company's accident and health assumed reinsurance pool business. These pools consist primarily of the Corporate Risk Management segment's assumed stop loss business, small group managed care pools, long-term disability and long-term care pools, student accident and special risk business. The agreement is consistent with management's decision to exit this line of business, which the Company expects to run-off over the next three years. As a result of this transaction, the Company recognized a $25.3 million pre-tax loss in the third quarter of 1998.

On January 1, 1998, substantially all of the Company's defined benefit, defined contribution 401(K) and post retirement plans were merged with the existing benefit plans of FAFLIC. The transfer of benefit plans did not have a material impact on the results of operations or financial position of the Company.

5. Federal Income Taxes

Federal income tax expense for the periods ended September 30, 1998 and 1997, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. Significant items, such as the loss from exiting reinsurance pools, sales practice litigation expenses and the loss from the cession of disability income business, are reflected in Federal income tax expense as discreet items, based on the statutory tax rate.

6. Closed Block

Included in other income in the Consolidated Statements of Income is a net pre-tax contribution from the Closed Block of $0.1 million and $6.1 million for the third quarter and nine months ended September 30, 1998, respectively, compared to $2.3 million and $8.3 million, for the third quarter and nine months ended September 30, 1997, respectively. Summarized financial information of the Closed Block is as follows:


                                         (Unaudited)
                                        September 30,      December 31,
(In millions)                               1998               1997
ASSETS
  Fixed maturities-at fair value
  (amortized cost of $396.7 and $400.1)   $417.4            $412.9
  Mortgage loans                           137.1             112.0
  Policy loans                             212.5             218.8
  Cash and cash equivalents                  4.0              25.1
  Accrued investment income                 14.8              14.1
  Deferred policy acquisition costs         15.9              18.2
  Other assets                               2.1               5.6
                                          -------           -------
    Total assets                          $803.8            $806.7
                                          =======           =======
LIABILITIES
  Policy liabilities and accruals         $865.6            $875.1
  Other liabilities                         12.8              10.4
                                          -------           -------
    Total liabilities                     $878.4            $885.5
                                          =======           =======


                                (Unaudited)                (Unaudited)
                               Quarter Ended            Nine Months Ended
                               September 30,               September 30,
(In millions)                 1998         1997         1998         1997
REVENUES
  Premiums                    $ 9.1        $ 9.3        $46.3        $48.3
  Net investment income        13.5         13.1         39.9         39.8
  Net realized investment
   gains(losses)               (2.0)         0.1         (0.4)         1.1
                              ------       ------       ------       ------
    Total revenues             20.6         22.5         85.8         89.2
                              ------       ------       ------       ------
BENEFITS AND EXPENSES
  Policy benefits              19.5         19.3         76.9         78.4
  Policy acquisition expenses   0.9          0.7          2.2          2.1
  Other operating expenses      0.1          0.2          0.6          0.4
                              ------       ------       ------       ------
    Total benefits and
     expenses                  20.5         20.2         79.7         80.9
                              ------       ------       ------       ------
     Contribution from the
      Closed Block            $ 0.1        $ 2.3        $ 6.1        $ 8.3
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

                            (Unaudited)               (Unaudited)
                           Quarter Ended           Nine Months Ended
                           September 30,              September 30,
(In millions)             1998        1997         1998         1997
Segment revenues:
  Risk Management
    Property and Casualty $545.0      $556.6       $1,654.4     $1,645.6
    Corporate Risk
     Management Services   102.3       103.2          310.7        301.9
                          -------     -------      ---------    ---------
      Subtotal             647.3       659.8        1,965.1      1,947.5
  Retirement and Asset
   Accumulation
    Allmerica Financial
     Services              174.4       177.1          538.0        543.3
    Allmerica Asset
     Management             32.8        22.3           86.6         69.8
                          -------     -------      ---------    ---------
      Subtotal             207.2       199.4          624.6        613.1
  Corporate                  3.8         4.5            9.9         14.3
  Intersegment revenues     (1.5)       (2.6)          (5.8)        (8.7)
                          -------     -------      ---------    ---------
    Total segment revenues
     including Closed
     Block                 856.8       861.1        2,593.8      2,566.2
      Adjustment for
       Closed Block        (22.7)      (20.1)         (80.1)       (79.8)
      Net realized gains
       (losses)              9.5        14.7           50.5         56.7
                          -------     -------      ---------    ---------
    Total revenues        $843.6      $855.7       $2,564.2     $2,543.1
                          =======     =======      =========    =========

Segment income (loss)
beforeincome taxes and
minority interest:
  Risk Management
    Property and Casualty  $23.5       $35.9          $98.0       $119.0
    Corporate Risk
     Management Services     0.3         9.0            6.8         18.9
                          -------     -------      ---------    ---------
      Subtotal              23.8        44.9          104.8        137.9
  Retirement and Asset
   Accumulation
    Allmerica Financial
     Services               38.6        37.8          123.9         99.6
    Allmerica Asset
     Management              6.9         5.2           17.0         13.8
                          -------     -------      ---------    ---------
      Subtotal              45.5        43.0          140.9        113.4
  Corporate                 (9.3)      (11.8)         (35.6)       (30.8)
                          -------     -------      ---------    ---------
    Segment income before
     income taxes and
     minority interest      60.0        76.1          210.1        220.5
Adjustments to segment
 income:
    Net realized investment
     gains, net of
     amortization            4.8        17.1           39.4         59.3
    Loss on exiting
     reinsurance pools     (25.3)        0.0          (25.3)         0.0
    Sales practice
     litigation expense    (31.0)        0.0          (31.0)         0.0
    Loss on cession of
     disability income
     business                0.0         0.0            0.0        (53.9)
    Other items              0.0        (3.1)          (0.9)        (5.6)
                          -------     -------      ---------    ---------
Income before taxes and
 minority interest         $ 8.5       $90.1         $192.3       $220.3
                          =======     =======      =========    =========


                        Identifiable Assets       Deferred Acquisition Costs
                      (Unaudited)                (Unaudited)
                      September 30, December 31,  September 30,  December 31,
(In millions)             1998          1997          1998          1997
Risk Management
  Property and Casualty  $ 5,591.5    $ 5,650.4      $ 167.7       $ 167.2
  Corporate Risk
   Management Services       667.1        621.9          2.7           2.9
                          ---------    ---------      -------       -------
    Subtotal               6,258.6      6,272.3        170.4         170.1
Retirement and Asset
 Accumulation
  Allmerica Financial
   Services               16,979.6     15,159.2        937.2         794.5
  Allmerica Asset
   Management              1,764.4      1,035.1          0.7           0.9
                         ----------   ----------     --------       -------
    Subtotal              18,744.0     16,194.3        937.9         795.4
Corporate                    230.9         82.4          0.0           0.0
                         ----------   ----------     --------       -------
Total                    $25,233.5    $22,549.0      $1,108.3       $965.5
                         ==========   ==========     ========       =======


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

The weighted average number of shares of common stock and equivalents which were utilized in the calculation of basic earnings per share were 60.0 million and 52.9 million for the nine months ended September 30, 1998 and 1997, respectively and 60.0 million and 58.2 million for the quarters ended September 30, 1998 and 1997, respectively. The weighted average shares outstanding used in the calculation of diluted earnings per share include the
0.5 million and 0.1 million share effect of dilutive employee stock options and grants for the nine months ended September 30, 1998 and 1997, respectively, and a 0.6 million and 0.2 million share effect of dilutive employee stock options and grants for the quarter ended September 30, 1998 and 1997, respectively. This difference causes a $0.02 per share difference between basic and diluted earnings per share for the quarter and nine months ended September 30, 1998.

9. Commitments and Contingencies

Litigation

In July 1997, a lawsuit on behalf of a punitive class was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In October 1997, plaintiffs voluntarily dismissed the Louisiana suit and filed a substantially similar action in Federal District Court in Worcester, Massachusetts. The Company and the plaintiffs have entered into a settlement agreement which they will present to the court for approval. Although the Company believes it has meritorious defenses to plaintiffs' claims, it concluded that this settlement was best for the Company. Accordingly, AFC recognized a $31.0 million pre-tax expense during the third quarter of 1998 related to this litigation. Although the Company believes it has established an appropriate reserve, this reserve may be revised based on changes in the Company's estimate of the ultimate cost of the settlement.

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

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC") its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance holding company), The Hanover Insurance Company ("Hanover", a wholly-owned subsidiary of Allmerica P&C), Citizens Corporation ("Citizens", an 83.2%-owned subsidiary of Hanover), Citizens Insurance Company of America (a wholly-owned subsidiary of Citizens) and certain other insurance and non-insurance subsidiaries.

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

The contribution from the Closed Block is included in `Other income' in the interim Consolidated Financial Statements. The pre-tax contribution from the Closed Block was $0.1 million and $6.1 million for the third quarter and nine months ended September 30, 1998, respectively, compared to $2.3 million and $8.3 million for the third quarter and nine months ended September 30, 1997, respectively.

The following table presents the results of operations of the Closed Block combined with the results of operations outside the Closed Block for all periods presented. Management's discussion and analysis addresses the results of operations as combined unless otherwise noted.


                                    (Unaudited)            (Unaudited)
                                   Quarter Ended        Nine Months Ended
                                    September 30,         September 30,
(In millions)                     1998        1997      1998         1997
REVENUES
  Premiums                        $579.5      $594.9    $1,776.3     $1,775.0
  Universal life and investment
   product policy fees              75.0         1.4       217.2        174.8
  Net investment income            166.5       177.6       502.4        538.3
  Net realized investment gains      7.5        14.8        50.1         57.8
  Other income                      35.6        27.2        97.9         78.1
                                  -------     -------   ---------    ---------
      Total revenues               864.1       875.9     2,643.9      2,624.0
                                  -------     -------   ---------    ---------

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims,
   losses and loss adjustment
   expenses                        543.6       534.4     1,626.4      1,594.5
  Policy acquisition expenses      112.5       114.9       346.2        346.8
  Loss from exiting reinsurance
   pools                            31.0         0.0        31.0          0.0
  Sales practice litigation
   expenses                         25.3         0.0        25.3          0.0
  Loss from cession of disability
   income business                   0.0         0.0         0.0         53.9
   Other operating expenses        143.2       136.5       422.7        408.5
                                  -------     -------   ---------    ---------
      Total benefits, losses and
       expenses                    855.6       785.8     2,451.6      2,403.7
                                  -------     -------   ---------    ---------
Income before federal income
 taxes                               8.5        90.1       192.3        220.3
                                  -------     -------   ---------    ---------

Federal income tax expense
 (benefit):
   Current                          13.1        33.8       57.0          66.2
   Deferred                        (22.0)       (9.8)     (23.3)        (13.2)
                                  -------     -------   ---------    ---------
    Total federal income tax
     expense                        (8.9)       24.0       33.7          53.0
                                  -------     -------   ---------    ---------
Income before minority interest     17.4        66.1      158.6         167.3

Minority interest:
    Distributions on mandatorily
     redeemable preferred
     securities of a subsidiary
     trust holding solely junior
     subordinated debentures of
     the Company                    (4.0)       (4.1)     (12.0)        (10.5)
    Equity in earnings              (5.2)       (1.3)     (11.3)        (42.5)
                                  -------     -------   ---------    ---------
                                    (9.2)       (5.4)     (23.3)        (53.0)
                                  -------     -------   ---------    ---------
Net income                        $  8.2      $ 60.7    $ 135.3      $  114.3
                                  =======     =======   =========    =========

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

Results of Operations

Consolidated Overview

The Company's consolidated net income decreased $52.5 million, or 86.5%, to $8.2 million, and increased $21.0 million, or 18.4%, to $135.3 million, for the third quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Net income includes certain items which management believes are not indicative of overall operating trends, such as net realized investment gains and losses, net gains and losses on disposals of businesses, extraordinary items, the cumulative effect of accounting changes, and certain other items. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of adjusted net income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, adjusted net income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

For purposes of assessing each segment's contribution to adjusted net income, management evaluates the results of these segments on a pre-tax basis. The following table reflects each segment's contribution to adjusted net income and a reconciliation to consolidated net income as adjusted for these items.


                                (Unaudited)              (Unaudited)
                               Quarter Ended          Nine Months Ended
                               September 30,             September 30,
(In millions)                1998         1997        1998          1997
Segment income (loss)
 before income taxes and
 minority interest:
  Risk Management
    Property and Casualty    $23.5        $35.9       $98.0         $119.0
    Corporate Risk
     Management Services       0.3          9.0         6.8           18.9
                             ------       ------     -------        -------
    Subtotal                  23.8         44.9       104.8          137.9
  Retirement and Asset
   Accumulation
    Allmerica Financial
     Services                 38.6         37.8       123.9           99.6
    Allmerica Asset
     Management                6.9          5.2        17.0           13.8
                             ------       ------     -------        -------
    Subtotal                  45.5         43.0       140.9          113.4
  Corporate                   (9.3)       (11.8)      (35.6)         (30.8)
                             ------       ------     -------        -------
    Segment income before
     income taxes and
     minority interest        60.0         76.1       210.1          220.5
                             ------       ------     -------        -------
Federal income taxes on
 segment income              (10.7)       (19.1)      (41.4)         (53.1)
Minority interest:
  Distributions on Capital
   Securities                 (4.0)        (4.1)      (12.0)         (10.5)
  Equity in earnings          (1.9)        (0.5)       (7.4)         (31.6)
                             ------       ------     -------        -------
Adjusted net income           43.4         52.4       149.3          125.3

Adjustments (net of taxes,
 minority interest and
 amortization,as applicable):
   Net realized investment
    gains                      1.4         10.1        23.2           26.8
   Sales practice litigation
    expense                  (20.2)         0.0       (20.2)           0.0
   Loss from exiting
    reinsurance pools        (16.4)         0.0       (16.4)           0.0
   Loss on cession of
    disability income
    business                   0.0          0.0         0.0          (35.0)
   Other items                 0.0         (1.8)       (0.6)          (2.8)
                             ------       ------     -------        -------
Net income                   $ 8.2        $60.7      $135.3         $114.3
                             ======       ======     =======        =======


Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

The Company's segment income before taxes and minority interest declined $16.1 million, or 21.2%, to $60.0 million in the third quarter of 1998, compared to the same period in 1997. This decrease is primarily attributable to reduced income of $21.1 million from the Risk Management segment, partially offset by increased income of $2.5 million from the Retirement and Asset Accumulation segment and decreased losses of $2.5 million in the Corporate segment. Property and Casualty segment income decreased $12.4 million primarily attributable to a $19.3 million increase in catastrophe losses, as well as a decrease in net premiums earned and net investment income. These decreases were partially offset by a $9.4 million increase in favorable development on prior year reserves and a decrease in policy acquisition and other operating expenses. The decrease in Corporate Risk Management segment income of $8.7 million is due to unfavorable loss experience in the risk sharing and long-term disability product lines totaling approximately $7.3 million, as well as increased expenses related to claims processing costs of approximately $3.2 million. Allmerica Asset Management segment income increased $1.7 million for the third quarter of 1998 primarily due to the receipt of a $2.6 million equity participation payment from a mortgage loan, partially offset by a decline in interest margins on GICs. The increase of $0.8 million in the Allmerica Financial Services segment is primarily attributable to higher asset based fee income driven by growth in the variable annuity and variable universal life product lines. This increase was largely offset by losses on hedge fund partnership investments during the quarter. The Corporate segment's decreased net loss primarily reflects the absence of expenses related to the Company's merger with Allmerica P&C on July 16, 1997, as well as the Company's exit from certain non-insurance business during 1998.

The effective tax rate for segment income was 17.8% for the third quarter of 1998 compared to 25.1% for the third quarter of 1997. The decrease in tax rates was principally driven by the reduction in underwriting income from the Property and Casualty segment.

Net realized gains on investments were $1.4 million in the third quarter of 1998, resulting primarily from after-tax net realized gains on equity securities of $32.4 million, partially offset by after-tax net realized losses of $16.9 million and $12.0 million on fixed maturities and hedge fund partnerships, respectively. During the third quarter of 1997, net realized gains on investments of $10.1 million resulted primarily from sales of equity securities in the Property and Casualty segment.

In July 1997, a lawsuit on behalf of a punitive class was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In October 1997, plaintiffs voluntarily dismissed the Louisiana suit and filed a substantially similar action in Federal District Court in Worcester, Massachusetts. The Company and the plaintiffs have entered into a settlement agreement which they will present to the court for approval. Although the Company believes it has meritorious defenses to plaintiffs' claims, it concluded that this settlement was best for the Company. Accordingly, AFC recognized a $20.2 million expense, net of taxes, during the third quarter of 1998 related to this litigation. Although the Company believes it has established an appropriate reserve, this reserve may be revised based on changes in the Company's estimate of the ultimate cost of the settlement.

Effective July 1, 1998, the Company entered into a reinsurance agreement with a highly rated reinsurer that cedes current and future underwriting losses, including unfavorable development of prior year reserves, up to a $40.0 million maximum, relating to the Company's accident and health assumed reinsurance pool business. These pools consist primarily of the Corporate Risk Management segment's assumed stop loss business, small group managed care pools, long-term disability and long-term care pools, student accident and special risk business. The agreement is consistent with management's decision to exit this line of business, which the Company expects to run-off over the next three years. As a result of this transaction, the Company recognized a $16.4 million loss, net of taxes, in the third quarter of 1998.

Minority interest on segment income increased in the current period as compared to the prior year due primarily to the aforementioned merger with Allmerica P&C. Prior to the acquisition, minority interest reflected 40.5% of the results of operations from this subsidiary.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September
 30, 1997

The Company's segment income before taxes and minority interest decreased $10.4 million, or 4.7%, to $210.1 million during the first nine months of 1998. This decrease is primarily attributable to reduced income of $33.1 million and increased losses of $4.8 million from the Risk Management and Corporate segments, respectively, partially offset by increased income of $27.5 million from the Retirement and Asset Accumulation segment. Property and Casualty segment income declined $21.0 million for the first nine months of 1998 primarily attributable to an increase in catastrophe losses of $56.5 million, partially offset by a $16.5 million increase in favorable development on prior year reserves and lower policy acquisition and other underwriting expenses. The $12.1 million decrease in Corporate Risk Management segment income was primarily due to unfavorable loss experience in the risk-sharing and long-term disability lines of business and increased operating expenses. The increase of $24.3 million in the Allmerica Financial Services segment was primarily attributable to growth from new deposits and market appreciation in the variable annuity and variable universal life assets resulting in increased fee revenue. The increase in segment income of $3.2 million in the Allmerica Asset Management segment resulted primarily from the aforementioned $2.6 million equity participation payment from a mortgage loan. The operating loss in the Corporate segment increased $4.8 million, primarily due to the absence of $8.1 million of net investment income earned on the proceeds from the prior year issuance of Capital Securities, and to increased overhead costs. This was partially offset by additional net investment income generated by transfers of investments from the Property and Casualty segment.

The effective tax rate for segment income was 19.7% for the first nine months of 1998 compared to 24.1% for the same time period in 1997. The decrease in tax rates was principally driven by the reduction in underwriting income from the Property and Casualty segment.

Net realized gains on investments were $23.2 million during the first nine months of 1998, primarily due to after-tax net realized gains from sales of appreciated equity securities of $45.4 million, partially offset by $8.6 million of after-tax realized losses from sales of fixed maturities. During the nine months of 1997, net realized gains on investments of $26.8 million resulted primarily from the sale of appreciated equity securities, due to the Company's strategy of shifting to a higher level of debt securities, as well as sales of real estate investment properties.

Effective October 1, 1997, the Company ceded substantially all of its individual disability income line of business. The Company recognized a $35.0 million loss, net of taxes, during the first quarter of 1997 upon entering into an agreement in principal to transfer the business.

Minority interest on segment income decreased in the current period as compared to the prior year due primarily to the Company's merger with Allmerica P&C on July 16, 1997. Prior to the acquisition, minority interest reflected 40.5% of the results of operations from this subsidiary.

Risk Management

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty segment.

                                   (Unaudited)         (Unaudited)
                                  Quarter Ended      Nine Months Ended
                                  September 30,        September 30,
(In millions)                    1998     1997        1998        1997
Segment revenues
  Net premiums earned            $487.2   $493.4       $1,476.5   $1,454.4
  Net investment income            56.1     62.1          170.8      187.8
  Other income                      1.7      1.1            7.1        3.4
                                 ------   ------       --------   --------
Total segment revenues            545.0    556.6        1,654.4    1,645.6

Losses and loss adjustment
  expenses <F1>                   385.5    373.7        1,135.5    1,084.1
Policy acquisition and other
  operating expenses              136.0    147.0          420.9      442.5
                                 ------   ------       --------   --------
Segment income before taxes and
  minority interest              $ 23.5   $ 35.9       $   98.0   $  119.0
                                 ======   ======       ========   ========

<FN1> Includes policyholders' dividends of $2.5 million, $2.8 million, $8.1 million and $6.9 million for the quarters ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, respectively.


Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

Property and Casualty segment's income before taxes and minority interest decreased $12.4 million, to $23.5 million, in the third quarter of 1998, compared to $35.9 million, for the same period in 1997. This decrease is primarily attributable to a $19.3 million increase in catastrophe losses, to $28.5 million for the third quarter of 1998, compared to $9.2 million for the comparable quarter of 1997, as well as decreases in net premiums earned and net investment income. These decreases were partially offset by a $9.4 million increase in favorable development on prior year reserves and a decrease in policy acquisition and other operating expenses. Net investment income before taxes decreased $6.0 million, or 9.7%, to $56.1 million during the third quarter of 1998, compared to $62.1 million in the comparable quarter of 1997.The decrease is primarily the result of a decrease in average invested assets at Hanover and a $2.1 million decrease in limited partnership income at both Hanover and Citizens. The average pre-tax yield on debt securities was 6.6% and 6.7% for the third quarter of 1998, and 1997, respectively.


LINE OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 62.2% and 61.7% of total net premiums earned in the third quarter of 1998 and 1997, respectively.


                                                                   Total
(Unaudited)                                                      Property
Quarter Ended September 30,    Hanover          Citizens        & Casualty
(In millions)                1998    1997     1998    1997     1998    1997

Net premiums earned          $152.9  $158.8   $150.2  $145.7  $303.1   $304.5

Losses and loss adjustment
 expenses                     114.8   128.6    124.3   114.1   239.1    242.7

Policy acquisition and
 other underwriting
 expenses                      46.5    52.8     35.9    37.0    82.4     89.8
                             ------- -------  ------- ------- -------  -------
Underwriting loss            $ (8.4) $(22.6)  $(10.0) $ (5.4) $(18.4)  $(28.0)
                             ======= =======  ======= ======= =======  =======

Revenues

Personal lines' net premiums earned decreased $1.4 million, or 0.5%, to $303.1 million during the third quarter of 1998, compared to $304.5 million in the third quarter of 1997. Hanover's personal lines' net premiums earned decreased $5.9 million, or 3.7%, to $152.9 million during the third quarter of 1998. This decrease is primarily due to decreases in policies in force, since
September 30, 1997, of 4.5% and 3.9%, in the personal automobile and homeowner's lines, respectively. This decline is associated with the Company's decision last year to exit certain Western and Southern states. A mandated 4.0% decrease in Massachusetts' personal automobile rates which became effective January 1, 1998, also contributed to the decrease in net premiums earned.

Citizens' personal lines' net premiums earned increased $4.5 million, or 3.1%, to $150.2 million for the quarter ended September 30, 1998, from $145.7 million for the quarter ended September 30, 1997. This increase is primarily attributable to a twelve month average rate increase of 15.9% in the homeowner's line. This is partially offset by a decrease in policies in force since September 30, 1997, of 2.5% and 1.8% in the personal automobile and homeowner's lines, respectively.

While management has taken steps to increase penetration in the affinity groups and has initiated other marketing programs, the Company believes that heightened competition may continue to impact premium growth in the personal segment.

Underwriting results

The personal lines' underwriting results in the third quarter of 1998 improved $9.6 million, to a loss of $18.4 million, compared to a loss of $28.0 million for the same period in 1997. Hanover's underwriting results improved $14.2 million, to a loss of $8.4 million. Citizens' underwriting results deteriorated $4.6 million, to a loss of $10.0 million.

The improvement in Hanover's underwriting results is primarily attributable to favorable non-catastrophe current year claims activity in the personal automobile line and an aggregate $2.0 million increase in favorable development on prior year reserves in the personal automobile and homeowner's lines. This was partially offset by a $6.1 million increase in catastrophe losses, primarily in the homeowner's line.

The deterioration in Citizens' underwriting results is attributed to an increase in losses and loss adjustment expense (LAE) of $10.2 million, or 8.9%, to $124.3 million. This increase is primarily the result of a $7.4 million increase in catastrophe losses, to $14.3 million for the quarter ended September 30, 1998, from $6.9 million for the same period ended 1997, primarily in the homeowner's line.

Policy acquisition and other underwriting expenses in the personal lines decreased $7.4 million, or 8.2%, to $82.4 million in the third quarter of 1998, primarily reflecting reductions in employee related expenses at both Hanover and Citizens.

Commercial Lines of Business

The commercial lines of business represented 37.8% and 38.3% of total net premiums earned in the third quarter of 1998 and 1997, respectively.

                                                                Total
(Unaudited)                                                    Property
Quarter Ended September 30,      Hanover        Citizens     & Casualty
(In millions)                 1998    1997    1998    1997   1998   1997

Net premiums earned         $ 113.5  $120.0  $70.6   $68.9  $184.1 $188.9

Losses and loss adjustment
  expenses                     87.2    70.7   56.7    57.5   143.9  128.2

Policy acquisition and
other underwriting expenses    37.5    39.4   16.6    17.7   54.1   57.1

Policyholders' dividends        1.6     1.5    0.9     1.3    2.5    2.8
                              ------  -----   -----   -----  -----  -----
Underwriting (loss) profit  $ (12.8) $  8.4  $(3.6)  $(7.6)$(16.4) $ 0.8
                              ======  =====   =====   =====  =====  =====

Revenues

Commercial lines' net premiums earned decreased $4.8 million, or 2.5%, to $184.1 million for the quarter ended September 30, 1998, from $188.9 for the quarter ended September 30, 1997. Hanover's commercial lines' net premiums earned decreased $6.5 million, or 5.4%, to $113.5 million. This decrease is primarily related to the Company's disposal of the majority of its assumed reinsurance business, which contributed $0.9 million in net premiums earned for the quarter ended September 30, 1998, compared to $9.1 million for the same period of 1997. Also contributing to this decrease is a twelve month average rate decrease of 12.0% in the workers' compensation line. These decreases were partially offset by increases in policies in force since September 30,1997, in the workers' compensation and commercial automobile lines of 10.9% and 9.4%, respectively.

Citizens' commercial lines' net premiums earned increased $1.7 million, or 2.5%, to $70.6 million, in the third quarter of 1998. This increase primarily reflects growth in policies in force of 11.9% in the commercial multiple peril line since September 30, 1997, and twelve month average rate increases of 8.0% and 6.2% in the commercial multiple peril and commercial automobile lines, respectively. These increases are partially offset by a 13.6% decrease in policies in force and a twelve month average rate decrease of 6.6% in the workers' compensation line. Management believes competitive conditions in the workers' compensation line may impact future growth in net premiums earned.

Underwriting results

The commercial lines' underwriting results in the third quarter of 1998 deteriorated $17.2 million, to a loss of $16.4 million compared to a gain of $0.8 million for the same period in 1997. Hanover's underwriting results declined $21.2 million, to a loss of $12.8 million. Citizens' underwriting results improved $4.0 million, to a loss of $3.6 million.

The deterioration in Hanover's underwriting results reflects a $16.5 million increase in losses and LAE, attributed to unfavorable current year claims activity in the workers' compensation and commercial multiple peril lines, as well as a $3.7 million increase in catastrophe losses.

The improvement in Citizens' underwriting results reflects an aggregate $6.1 million increase in favorable development on prior year reserves, partially offset by a $2.1 million increase in catastrophe losses, primarily in the commercial multiple peril line.

Policy acquisition and other underwriting expenses in the commercial lines decreased $3.0 million, or 5.3%, to $54.1 million in the third quarter of 1998, primarily reflecting reductions in employee related expenses at both Hanover and Citizens.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Property and Casualty's segment income before taxes and minority interest decreased $21.0 million, or 17.6%, to $98.0 million for the nine months ended September 30 1998, compared to $119.0 million, for the same period in 1997. This decrease is primarily attributable to an increase in catastrophe losses of $56.5 million, partially offset by a $16.5 million increase in favorable development on prior year reserves and lower policy acquisition and other underwriting expenses. Net investment income before taxes decreased $17.0 million, or 9.1%, to $170.8 million during the first nine months of 1998, compared to $187.8 million in the comparable period of 1997. The decrease is primarily the result of a decrease in Hanover's average invested assets and a $6.2 decrease in limited partnership income at both Hanover and Citizens. The average pre-tax yield on debt securities was 6.7% and 6.8% for the nine months ended September 30,1998 and 1997, respectively.

LINE OF BUSINESS RESULTS

Personal Lines of Business

The personal lines of business represented 62.0% and 61.8% of total net premiums earned in the nine months ended September 30, 1998 and 1997, respectively.

                                                                 Total
(Unaudited)                                                     Property
Nine Months Ended September 30,  Hanover        Citizens       & Casualty
(In millions)                 1998    1997    1998    1997    1998   1997

Net premiums earned         $ 466.3  $466.7  $448.6  $432.7  $914.9  $899.4

Losses and loss adjustment
expenses                      359.2   362.1   349.0   336.0   708.2   698.1

Policy acquisition and
other underwriting expenses   136.4   147.9   112.2   112.6   248.6   260.5
                              ------  -----   ------  -----   ------  ------
Underwriting loss           $ (29.3) $(43.3) $(12.6) $(15.9) $(41.9) $(59.2)
                              ======  =====   ======  =====   ======  ======

Revenues

Personal lines' net premiums earned increased $15.5 million, or 1.7%, to $914.9 million during the nine months ended September 30, 1998, compared to $899.4 million in the same period of 1997. Hanover's personal lines' net premiums earned decreased $0.4 million, or 0.1%, to $466.3 million during the nine months ended September 30, 1998. This decrease is primarily due to decreases in policies in force, since September 30, 1997, of 4.5% and 3.9%, in the personal automobile and homeowner's lines, respectively. This decline is associated with the Company's decision last year to exit certain Western and Southern states. A mandated 4.0% decrease in Massachusetts' personal automobile rates which became effective January 1, 1998, also contributed to the decrease in net premiums earned.

Citizens' personal lines' net premiums earned increased $15.9 million, or 3.7%, to $448.6 million for the nine months ended September 30, 1998, from $432.7 million for the nine months ended September 30, 1997. This increase is primarily attributable to a twelve month average rate increase of 15.9% in the homeowner's line, partially offset by decreases in policies in force since September 30, 1997, of 2.5% and 1.8% in the personal automobile and homeowner's lines, respectively.

Underwriting results

The personal lines' underwriting results for the nine months ended September 30, 1998, improved $17.3 million, to a loss of $41.9 million, compared to a loss of $59.2 million for the same period in 1997. Hanover's underwriting results improved $14.0 million, to a loss of $29.3 million. Citizens' underwriting results improved $3.3 million, to a loss of $12.6 million.

The improvement in Hanover's underwriting results is primarily attributable to an $11.1 million total increase in favorable development on prior year reserves in the personal automobile and homeowner's lines, as well as favorable current year claims activity in the personal automobile line. This was partially offset by a $16.4 million increase in catastrophe losses, primarily in the homeowner's line.

The improvement in Citizens' underwriting results is attributable to improved current year claims activity in both the personal automobile and homeowner's lines, and a $3.2 million increase in favorable development on prior year reserves. This is significantly offset by an increase in catastrophe losses of $18.1 million over the prior year, primarily in the homeowner's line.

Policy acquisition and other underwriting expenses in the personal lines decreased $11.9 million, or 4.6%, to $248.6 million in the first nine months of 1998, primarily reflecting reductions in employee related expenses at both Hanover and Citizens.

Commercial Lines of Business

The commercial lines of business represented 38.0% and 38.2% of total net premiums earned in the nine months ended September 30, 1998 and 1997, respectively.


                                                                 Total
(Unaudited)                                                     Property
Nine Months Ended September 30,  Hanover        Citizens       & Casualty
(In millions)                 1998    1997    1998    1997    1998   1997

Net premiums earned         $ 351.0  $353.1  $210.6  $201.9  $561.6  $555.0

Losses and loss adjustment
  expenses                    250.1   227.3   169.1   151.8   419.2   379.1

Policy acquisition and
  other underwriting expenses 120.5   129.9    52.0    52.5   172.5   182.4

Policyholders' dividends        4.4     2.2     3.7     4.7     8.1     6.9
                              ------  -----   ------  -----   ------  ------
Underwriting  loss          $ (24.0) $ (6.3) $(14.2) $ (7.1) $(38.2) $(13.4)
                              ======  ======  ======  ======  ======  ======



Revenues

Commercial lines' net premiums earned increased $6.6 million, or 1.2%, to $561.6 million in the nine months ended September 30, 1998, from $555.0 million in the same period of 1997. Hanover's commercial lines' net premiums earned decreased $2.1 million, or 0.6%, to $351.0 million. This decrease is attributable to the effect of the Company's disposal of the majority of its assumed reinsurance business, which contributed $7.8 million and $24.9 million in net premium earned during the nine months ended September 30, 1998, and 1997, respectively. This is partially offset by increases in policies in force in the workers' compensation and commercial automobile lines of 10.9% and 9.4%, respectively since September 30, 1997.

Citizens' commercial lines' net premiums earned increased $8.7 million, or 4.3%, to $210.6 million, for the nine months ended September 30, 1998, from $201.9 million, for the nine months ended September 30, 1997. The increase in net premiums earned primarily reflects growth in policies in force of 11.9% in the commercial multiple peril line since September 30, 1997, and twelve month average rate increases of 8.0% and 6.2% in the commercial multiple peril and commercial automobile lines, respectively. These increases are partially offset by a 13.6% decrease in policies in force and a twelve month average rate decrease of 6.6% in the workers' compensation line.

Underwriting results

The commercial lines' underwriting loss for the nine months ended September 30, 1998, increased $24.8 million, to a loss of $38.2 million, compared to a loss of $13.4 million for the same period in 1997. Hanover's underwriting results declined $17.7 million, to a loss of $24.0 million. Citizens' underwriting results deteriorated $7.1 million, to an underwriting loss of $14.2 million.

The deterioration in Hanover's underwriting results is attributable to an increase in catastrophe losses of $10.5 million, primarily in the commercial multiple peril line, as well as unfavorable current year claims activity in the workers' compensation and commercial multiple peril lines. This is partially offset by a $4.9 million increase in favorable development on prior year reserves.


The deterioration in Citizens' underwriting results is primarily attributable to an $11.5 million increase in catastrophe losses, primarily in the commercial multiple peril line, and unfavorable current year claims activity in the workers' compensation line. These increases are partially offset by favorable current year claims activity in the commercial multiple peril and commercial automobile lines.

Policy acquisition and other underwriting expenses in the commercial lines decreased $9.9 million, or 5.4%, to $172.5 million in the nine months ended September 30, 1998, primarily reflecting reductions in employee related expenses.

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


                                                (Unaudited)
                                             Nine Months Ended
                                                September 30,
(In millions)                               1998           1997
Reserve for losses and LAE, beginning of
  period                                   $2,615.4       $2,744.1
Incurred losses and LAE, net of
  reinsurance recoverable:
    Provision for insured events of the
    current year                            1,220.3        1,156.5
    Decrease in provision for insured
    events of prior years                     (92.9)         (76.4)
                                           --------       --------
Total incurred losses and LAE               1,127.4        1,080.1

Payments, net of reinsurance
  recoverable:
    Losses and LAE attributable to
    insured events of current year           551.7           536.9
    Losses and LAE attributable to
    insured events of prior years            587.9           592.8
                                           -------        --------
Total payments                             1,139.7         1,129.7
Change in reinsurance recoverable on
  unpaid losses                              (16.8)          (54.1)
Other                                          0.0            (7.4)
                                          --------        --------
Reserve for losses and LAE, end of
  period                                  $2,586.4        $2,663.0
                                          ========        ========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $92.9 million and $76.4 million for the nine months ended September 30, 1998, and 1997, respectively. Hanover's favorable development increased $16.4 million to $55.0 million during 1998, from $38.6 million in 1997. This increase is primarily attributable to a reduction in LAE, in most major lines, due to claims process improvement initiatives. Favorable reserve development at Citizens increased $.1 million, to $37.9 million, from $37.8 million, for the nine months ended September 30, 1998 and September 30, 1997, respectively. The overall favorable reserve development in both years primarily reflects the initiatives taken by the Company to manage claims adjusting costs and a modest shift over the past few years of the workers' compensation business to Western and Northern Michigan which have demonstrated more favorable loss experience than Eastern Michigan.

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

Page 27
<PAGE 27>


INVESTMENT RESULTS

Net investment income before taxes decreased $6.0 million, or 9.7%, to $56.1 million during the third quarter of 1998, compared to $62.1 million in the comparable quarter of 1997. The decrease is primarily the result of a decrease in Hanover's average invested assets as a result of asset transfers of $117.1 million and $53.9 million to the Corporate Segment in April 1998 and December 1997, respectively. Also contributing to this decrease is a $2.1 million decrease in limited partnership income to a loss of $0.9 million in 1998, from income of $1.2 million in 1997. The limited partnerships pursue investment opportunities primarily through global fixed-income trading strategies. The average pre-tax yield on debt securities was 6.6% and 6.7% for the third quarter of 1998 and 1997, respectively.

Net investment income before taxes decreased $17.0 million, or 9.1%, to $170.8 million during the nine months ended September 30, 1998, compared to $187.8 million in the comparable period of 1997. The decrease is primarily the result of the aforementioned decrease in Hanover's average invested assets and a $6.2 million decrease in limited partnership income to a loss of $0.9 million in 1997, from income of $5.3 million in 1997. The average pre-tax yield on debt securities was 6.7% and 6.8% for the nine months ended September 30, 1998 and 1997, respectively.


Corporate Risk Management Services

The following table summarizes the results of operations for the Corporate Risk Management Services segment for the periods indicated.


                                 (Unaudited)          (Unaudited)
                                Quarter Ended       Nine Months Ended
                                 September 30,        September 30,
(In millions)                  1998      1997       1998     1997
Premiums and premium
  equivalents
    Premiums                  $ 82.8    $ 84.9      $252.1   $247.9
    Premium equivalents        173.1     150.3       504.9    448.5
                              ------    ------      ------   ------
Total premiums and premium
  equivalents                 $255.9    $235.2      $757.0   $696.4
                              ======    ======      ======   ======

Segment revenues
  Premiums                    $ 82.8    $ 84.9      $252.1   $247.9
  Net investment income          4.4       6.0        15.8     17.5
  Other income                  15.1      12.3        42.8     36.5
                              ------    ------      ------   ------
Total segment revenues         102.3     103.2       310.7    301.9

Policy benefits, claims and
  losses                        60.7      59.3       186.2    178.1
Policy acquisition expenses      0.4       0.8         2.4      2.5
Other operating expenses        40.9      34.1       115.3    102.4
                              ------    ------      ------   ------
Segment income before taxes   $  0.3     $ 9.0      $  6.8   $ 18.9
                              ======    ======      ======   ======

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30,
1997

Segment income before taxes decreased $8.7 million, or 96.7%, to $0.3 million in the third quarter of 1998. This decrease was primarily due to unfavorable loss experience in the risk-sharing and long-term disability product lines totaling approximately $7.3 million, as well as increased expenses related to claims processing costs of approximately $3.2 million. These decreases were partially offset by favorable loss experience in the fully insured medical and dental product lines of approximately $1.7 million. In addition, segment results reflect the Company's entrance into an agreement with a highly rated reinsurer to cede the excess underwriting losses of the accident and health assumed reinsurance pool business, effective July 1, 1998. As a result of this transaction, segment income before taxes for the accident and health assumed reinsurance pool business improved $0.7 million, primarily attributable to a decrease in losses.

Premiums decreased $2.1 million, or 2.5%, to $82.8 million. This decrease was primarily due to total decreases of $5.6 million in the fully insured medical and dental and the accident and health assumed reinsurance pool business. The decline in fully insured medical and dental product lines primarily reflects the Company's cancellation of several large unprofitable accounts. Decreases were partially offset by growth in the group life, risk sharing, and affinity group life and health reinsurance product lines totaling approximately $3.5 million.

Other income increased $2.8 million, or 22.8%, to $15.1 million due to an increase in administrative service fees.

Policy benefits, claims and losses increased $1.4 million, or 2.4%, to $60.7 million. This increase is principally attributable to increases of $6.3 million and $2.0 million from the risk-sharing and group life business, respectively, due to growth in these product lines as well as less favorable loss experience. In addition, long-term disability policy benefits increased $1.7 million due to less favorable loss experience. These increases were partially offset by lower policy benefits of $5.1 million due to more favorable loss experience in the remaining policies of the fully insured medical and dental product lines. This favorable loss experience is primarily related to the aforementioned cancellation of several large unprofitable accounts. Lower benefits on the Company's accident and health assumed reinsurance pool business resulted from the aforementioned reinsurance transaction.

Operating expenses increased $6.8 million, or 19.9%, to $40.9 million, primarily due to increased claims processing, customer service, and technology expenses, as well as increased commissions, expense allowances, and premium taxes.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended
 September 30, 1997

Segment income before taxes decreased $12.1 million, or 64.0%, to $6.8 million in the nine months ended September 30, 1998. This decrease was primarily due to unfavorable loss experience in the risk-sharing and long-term disability lines of approximately $7.5 million, and to increased operating expenses of $12.9 million, primarily from higher claims processing and customer service costs. These decreases were partially offset by a $6.3 million increase in administrative fees, and to favorable loss experience in the fully insured medical and dental product lines of $1.2 million. In addition, segment results reflect the Company's entrance into an agreement with a highly rated reinsurer to cede the excess underwriting losses of the accident and health assumed reinsurance pool business, effective July 1, 1998. After consideration of this transaction, segment income before taxes declined $0.7 million in the accident and health assumed reinsurance pool business, primarily due to unfavorable experience in the first half of 1998, which more than offset the effect of a breakeven combined ratio for the third quarter.

Premiums increased $4.2 million, or 1.7%, to $252.1 million, primarily due to growth in the risk sharing product line of $5.1 million, accident and health assumed reinsurance pool business of $3.8 million, and the group life product line of $2.8 million. These increases were partially offset by decreases in fully insured medical and dental products of $7.9 million, which reflect the cancellation of several large unprofitable accounts.

Other income increased $6.3 million, or 17.3%, to $42.8 million during the nine months ended September 30, 1998, due to an increase in administrative service fees.

Policy benefits, claims and losses increased $8.1 million, or 4.5%, to $186.2 million. This increase is primarily attributable to increases of $10.5 million in the risk sharing product line due to growth and unfavorable experience. Increased policy benefits totaling $2.2 million in the group life and $2.2 million in the long-term disability product line were primarily due to growth and unfavorable loss experience, respectively. In addition, benefits increased $4.9 million in the accident and health reinsurance pool business primarily due to growth and unfavorable loss experience through the second quarter of 1998.
This increase was partially offset by the effects of the aforementioned reinsurance transaction in the third quarter of 1998 which resulted in a decrease in losses during this time period. These increases were partially offset by reduced losses in the fully insured medical and dental product lines totaling $9.1 million, primarily due to improved loss experience.

Operating expenses increased $12.9 million, or 12.6%, to $115.3 million primarily due to increased claims processing, customer service, and technology expenses, as well as growth related increases in commissions, expense allowances, and premium taxes.

Retirement and Asset Accumulation

Allmerica Financial Services

The following table summarizes the results of operations, including the Closed Block, for the Allmerica Financial Services segment for the periods indicated.


                                 (Unaudited)          (Unaudited)
                                Quarter Ended       Nine Months Ended
                                 September 30,        September 30,
(In millions)                  1998      1997       1998     1997

Segment revenues
  Premiums                    $  9.5   $ 16.6       $ 47.7   $ 72.7
  Fees                          75.0     61.4        217.2    174.8
  Net investment income         72.6     85.6        229.0    257.5
  Other income                  17.3     13.5         44.1     38.3
                              ------   ------       ------   ------
Total segment revenues         174.4    177.1        538.0    543.3


Policy benefits, claims and
  losses                        73.6    85.7         241.5    280.2
Policy acquisition expenses     15.0    15.7          45.1     46.2
Other operating expenses        47.2    37.9         127.5    117.3
                              ------  ------        ------   ------
Segment income before taxes   $ 38.6  $ 37.8        $123.9   $ 99.6
                               ======  ======       ======   ======


Quarter Ended September 30, 1998 Compared to Quarter Ended September
30, 1997

Segment income before taxes increased $0.8 million, or 2.1%, to $38.6 million. This increase is primarily attributable to higher asset based fee income driven by growth in the variable annuity and variable universal life product lines, as well as a reduction in employee related costs resulting from the restructuring of defined benefit plan and defined contribution plan business during the fourth quarter of 1997. These items were partially offset by losses incurred on hedge fund partnership investments during the third quarter of 1998.

Premiums decreased $7.1 million, or 42.8%, to $9.5 million. This decrease is due primarily to the cession in 1997 of substantially all of the Company's individual disability income block of business, which contributed premiums of $7.0 million in the third quarter of 1997 compared to $0.1 million in the same period of 1998.

The increase in fee revenue of $13.6 million, or 22.1%, to $75.0 million is due to additional deposits and appreciation on variable products' account balances. Fees from individual annuities increased $10.5 million, or 43.0%, to $34.9 million in the third quarter of 1998. Distribution arrangements with several third party mutual fund advisors continue to contribute to the increase in annuity sales. Fees from individual variable universal life policies increased $3.0 million, or 22.6%, to $16.3 million in the third quarter of 1998. These increases were partially offset by a continued decline in fees from non-variable universal life of $1.0 million. The Company expects fees from this product to continue decreasing as policies in force and related contract values decline.

Net investment income decreased $13.0 million, or 15.2%, to $72.6 million. This decrease is primarily due to losses incurred on hedge fund partnership investments of $9.3 million, a reduction in average fixed maturities invested resulting from the aforementioned cession of the individual disability income line of business, and to transfers to the separate accounts in the annuity and retirement product lines.

Other income increased $3.8 million, or 28.1%, to $17.3 million, primarily as a result of higher distribution and investment management fee income attributable to growth in variable product assets under management.

Policy benefits, claims and losses decreased $12.1 million, or 14.1%, to $73.6 million. This decrease is primarily due to the aforementioned cession of substantially all of the individual disability income line of business, which incurred policy benefits of $10.9 million in the third quarter of 1997, compared to $0.7 million in the third quarter of 1998. Also contributing to the overall decrease was improved mortality experience in the universal life product lines as a result of the January 1, 1998 reinsurance of a significant portion of the mortality risk in these product lines.

Policy acquisition expenses decreased $0.7 million, or 4.5%, to $15.0 million. This decrease is due primarily to lower policy acquisition expenses in the individual universal life and variable universal life lines of business, which is due to a change in mortality assumptions in 1997. This change was consistent with the January 1, 1998 reinsurance of a significant portion of the related mortality risk on these lines. This decrease was partially offset by higher policy acquisition expenses in the individual variable annuity product line, due to growth.

Other operating expenses increased $9.3 million, or 24.5%, to $47.2 million. This increase was primarily attributable to continued growth in the variable product lines, and to increased interest expense due to an increase in commercial paper used to manage short-term cash flows. These increases were partially offset by reductions in employee related costs resulting from the restructuring of defined benefit plan and defined contribution plan business during the fourth quarter of 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Segment income before taxes increased $24.3 million, or 24.4%, to $123.9 million. This increase is primarily attributable to continued growth from new deposits and market appreciation in the variable annuity and variable universal life assets resulting in increased fee revenue, and a reduction in employee related costs resulting from the restructuring of defined benefit plan and defined contribution plan business during the fourth quarter of 1997, partially offset by losses incurred on hedge fund partnership investments during the third quarter of 1998.Premiums decreased $25.0 million, or 34.4%, to $47.7 million during the nine months ended September 30, 1998. This decrease is due primarily to the cession in 1997 of substantially all of the Company's individual disability income line of business, which contributed premiums of $23.4 million in the nine months ended September 30, 1997, compared to $0.5 million for the same period in 1998. The remaining decrease in premiums is a result of the Company's continued shift in focus from traditional life insurance products to variable life insurance and annuity products.

The increase in fee revenue of $42.4 million, or 24.3%, to $217.2 million is due to additional deposits and appreciation on variable products' account balances. Fees from individual annuities increased $35.7 million, or 57.2%, to $98.1 million in the first nine months of 1998. Distribution arrangements with several third party mutual fund advisors continue to contribute to the increase in annuity sales in 1998. Fees from individual variable universal life policies increased $8.7 million, or 22.4%, to $47.5 million in the first nine months of 1998. These increases were partially offset by a continued decline in fees from non-variable universal life of $3.8 million.

Net investment income decreased $28.5 million, or 11.1%, to $229.0 primarily due to a reduction in average fixed maturities invested resulting from the aforementioned cession of the individual disability income line of business, losses incurred on hedge fund investments in the current year, and transfers to the separate accounts in the annuity and retirement product lines.

Other income increased $5.8 million, or 15.1%, to $44.1 million. This increase is primarily attributable to higher investment management fee income resulting from growth in variable product assets under management.

Policy benefits, claims and losses decreased $38.7 million, or 13.8%, to $241.5 million. This decrease is primarily due to the cession of substantially all of the individual disability income line of business, which incurred policy benefits of $30.8 million in the first nine months of 1997, compared to $1.8 million for the same period in 1998. Also contributing to the overall decrease was a reduction in interest credited on group retirement products of $5.2 million due to the aforementioned shift to the separate accounts, and to improved mortality experience in the traditional life line of business of $1.5 million.

Policy acquisition expenses decreased $1.1 million, or 2.4%, to $45.1 million. This decrease is due, in part, to the aforementioned cession in 1997 of the individual disability income line of business. In addition, a decrease in amortization in the individual universal life and variable universal life lines of business resulted from the change in mortality assumptions in 1997, which are consistent with the aforementioned reinsurance transaction. These decreases were substantially offset by higher policy acquisition expenses in the individual variable annuity lines, due to growth.

Other operating expenses increased $10.2 million, or 8.7%, to $127.5 million. This increase was primarily attributable to continued growth in the variable product lines, and to increased interest expense due to an increase in commercial paper used to manage short-term cash flows. These increases were partially offset by reductions in employee related costs resulting from the restructuring of defined benefit plan and defined contribution plan business during the fourth quarter of 1997.

Interest Margins

The results of the Allmerica Financial Services segment depend, in part, on the maintenance of profitable margins between investment results from investment assets supporting universal life and general account annuity products and the interest credited on those products.

The following table sets forth interest earned, interest credited and the related interest margin.


                                  (Unaudited)            (Unaudited)
                                Quarter Ended        Nine Months Ended
                                 September 30,          September 30,
(In millions)                  1998      1997          1998     1997

Net investment income          $33.2     $34.4         $100.7  $105.0
Less: Interest credited         23.8      24.6           67.6    73.8
                               -----     -----         ------  ------
Interest margins <F1>          $ 9.4     $ 9.8         $ 33.1  $ 31.2
                               =====     =====         ======  ======

<F1>Interest margins represent the difference between income earned on investment assets and interest credited to customers' universal life and general account annuity policies. Earnings on surplus assets are excluded from net investment income in the calculation of the above interest margins.

Interest margins were relatively consistent in 1998 as compared to 1997.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.


                                 (Unaudited)          (Unaudited)
                                Quarter Ended       Nine Months Ended
                                 September 30,        September 30,
(In millions)                    1998     1997        1998    1997

Segment revenues:
  Net investment income<F1>      $30.2    $20.2       $79.4   $63.2
  Fees and other income:
      External                     1.1      0.2         2.3     1.6
      Internal                     1.5      1.9         4.9     5.0
                                 -----    -----       -----   -----
Total segment revenues            32.8     22.3        86.6    69.8


Policy benefits, claims
  and losses<F1>                  23.8     15.0        63.2    49.2
Other operating expenses           2.1      2.1         6.4     6.8
                                 -----    -----       -----   -----
Segment income before taxes      $ 6.9    $ 5.2       $17.0   $13.8
                                 =====    =====       =====   =====

<F1> For all periods presented, net investment income and policy benefits, claims and losses primarily reflect the income earned and interest credited, respectively, on GICs. Interest margins on GICs reflect the difference between income earned on deposits from policyholder contracts and interest credited to these policies.


Quarter Ended September 30, 1998 compared to Quarter Ended September 30,
1997

Segment income before taxes increased $1.7 million, or 32.7%, to $6.9 million primarily as a result of a 1998 payment of $2.6 million from a mortgage loan equity participation interest. Excluding this item, segment income before taxes decreased $0.9 million, or 17.3%, to $4.3 million. This decrease primarily reflects a decline in interest margins on traditional GICs, partially offset by growth in income from assets under management. Interest margins on traditional GICs declined $4.3 million, which more than offset a $2.9 million increase in interest margins from floating rate GICs. Interest margins on traditional GICs decreased as a result of a decline in investment portfolio yields and from the continuing runoff of the traditional GIC portfolio. This decline was partially offset by increased deposits generated by floating rate GICs.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

Segment income before taxes increased $3.2 million, or 23.2% to $17.0 million. The increase is primarily attributable to the 1998 receipt of the aforementioned $2.6 million equity participation payment from a mortgage loan. Excluding this item, segment income before taxes increased $0.6 million, or 4.3%, to $14.4 million. This increase reflects growth in assets under management, partially offset by lower interest margins on traditional GICs. Interest margins on traditional GICs declined $7.0 million, which more than offset a $6.6 million increase in interest margins from floating rate GICs. Interest margins on traditional GICs decreased as a result of a decline in investment portfolio yields and from the continuing runoff of the traditional GIC portfolio. This decline was partially offset by increased deposits generated by floating rate GICs.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.


                                 (Unaudited)           (Unaudited)
                                Quarter Ended        Nine Months Ended
                                 September 30,         September 30,
(In millions)                   1998      1997        1998     1997

Segment revenues
  Investment and other
    income                      $ 3.8   $  4.5        $ 9.9    $ 14.3
  Interest expense                3.8      4.9         11.4      12.5
  Other operating expenses        9.3     11.4         34.1      32.6
                                ------   ------       -------  -------
Segment loss before taxes
  and minority interest         $(9.3)  $(11.8)       $(35.6)  $(30.8)
                                ======   ======       =======  =======

Quarter Ended September 30, 1998 compared to Quarter Ended September 30,
 1997

Segment loss before taxes and minority interest decreased $2.5 million, or 21.2%, to $9.3 million in the third quarter of 1998 primarily due to reduced interest and other expenses.

Net investment and other income decreased $0.7 million in 1998, primarily from the absence of $2.3 million of short-term income generated by the temporary investment of the net proceeds from the issuance of Capital Securities in 1997. This was partially offset by increased income from fixed maturities, due to higher average invested assets resulting from transfers of $125 million and $195 million from the Property and Casualty segment in April 1998 and December 1997, respectively.

Interest expense for both periods relates principally to the interest paid on the Senior Debentures of the Company. Interest expense in 1997 also reflects $1.1 million of Allmerica P&C merger-related interest expense.

Other operating expenses for the quarter ended September 30, 1998 decreased $2.1 million, or 18.4%. This expense category consists primarily of certain non-insurance subsidiary expenses and corporate overhead expenses, which reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, Corporate Technology, Corporate Finance, Human Resources and the legal department. The decrease in other operating expenses primarily reflects the Company's exit from certain non-insurance businesses during 1998, partially offset by higher corporate overhead costs.

Nine Months Ended September 30, 1998 compared to Nine Months Ended
 September 30, 1997

Segment loss before taxes and minority interest increased $4.8 million, or 15.6%, to $35.6 million for the nine months ended September 30, 1998 primarily due to lower net investment income. Net investment and other income decreased $4.4 million in 1998 primarily from the absence of $8.1 million of short-term income generated by the temporary investment of the net proceeds from the issuance of Capital Securities in 1997. This was partially offset by additional income due to higher average invested assets from the aforementioned transfers of assets from the Property and Casualty segment.

Interest expense for both periods relates principally to the interest paid on the Senior Debentures of the Company. Interest expense in 1997 also reflects $1.1 million of merger-related interest expense.

Other operating expenses increased $1.5 million, or 4.6%, primarily due to $3.6 million of higher corporate overhead costs, partially offset by the absence of certain non-insurance subsidiary expenses.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:

                         September 30, 1998 <F1>     December 31, 1997 <F1>
                        Carrying     % of Total       Carrying  % of Total
(Dollars in millions)    Value     Carrying Value      Value   Carrying Value
Fixed Maturities <F2>  $ 8,335.3       80.5%          $7,726.6     79.8%
Equity securities <F2>     371.9        3.6              479.0      4.9
Mortgages                  698.6        6.8              679.5      7.0
Policy loans               365.9        3.5              360.7      3.7
Real estate                 25.1        0.2               50.3      0.5
Cash and cash equivalents  414.3        4.0              240.1      2.5
Other invested assets      139.2        1.4              148.3      1.6
                       ---------      -----            --------    -----
  Total                $10,350.3      100.0%           $9,684.5    100.0%
                       =========      =====            ========    =====

<FN1> Includes Closed Block invested assets with a carrying value of
$771.0 million and $768.8 million at September 30, 1998 and December 31, 1997, respectively.
<FN2> The Company carries the fixed maturities and equity securities in its investment portfolio at market value.


Total investment assets increased $665.8 million, or 6.9%, to $10.4 billion during 1998. Fixed maturities increased $608.7 million, or 7.9%. The increase in fixed maturities was primarily due to an increase in funds available for investment generated from the sale of "floating rate" GICs. Equity securities decreased $107.1 million, or 22.4% to $371.9 million during 1998 primarily due to the sale of equity securities during the third quarter of 1998. Real estate decreased $25.2 million, or 50.1%, to $25.1 million during the nine months of 1998 due to continued sales of investment properties. The Company intends to sell its remaining holdings in the real estate portfolio.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 82.9% and 82.5% of the Company's total fixed maturity portfolio at September 30, 1998 and December 31, 1997, respectively. In 1997, there was a modest shift to higher yielding debt securities, including longer duration and non-investment grade securities. The average yield on debt securities was 7.3% and 7.6% for the nine months ended September 30, 1998 and 1997, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

The following table illustrates asset valuation allowances and additions to or deductions from such allowances for the periods indicated.


(Dollars in millions)             Mortgages   Real Estate   Total

Year Ended December 31, 1997
  Beginning balance                 $19.6       $ 14.9      $34.5
  Provision                           2.5          6.0        8.5
  Write-offs <F1>                    (1.4)       (20.9)     (22.3)
                                    ------       ------     ------
  Ending balance                    $20.7       $  0.0      $20.7
Valuation allowance as a
  percentage of carrying value
    before reserves                   3.0%         0.0%       3.0%

Nine months ended September
  30, 1998
  Provision (benefits)               (7.1)         0.0       (7.1)
  Write-offs <F1>                    (2.3)         0.0       (2.3)
                                    ------      ------      ------
  Ending balance                    $11.3       $  0.0      $11.3
                                    ======      ======      ======
Valuation allowance as a
  percentage of carrying value
    before reserves                   1.6%        0.0%        1.6%

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

The benefit from federal income taxes before minority interest was $8.9 million during the third quarter of 1998 compared to a provision of $24.0 million during the same period in 1997. The benefit and provision resulted in consolidated effective federal tax rates of (104.0%) and 26.6%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were (36.7%) and 36.8% during the third quarter of 1998 and 1997, respectively. The decrease in the rate for AFLIAC and FAFLIC and its non-insurance subsidiaries resulted primarily from a $10.8 million tax benefit and an $8.9 million tax benefit related to the Company's 1998 sales practice litigation expense and loss from exiting the Company's accident and health reinsurance pool business, respectively.
The effective tax rates for Allmerica P&C and its subsidiaries were 12.3% and 14.5% during the third quarter of 1998 and 1997, respectively. The decrease in the rate for the Allmerica P&C and its subsidiaries primarily reflects lower underwriting income in 1998.

The provision for federal income taxes before minority interest was $33.7 million during the first nine months of 1998 compared to $53.0 million during the same period in 1997. These provisions resulted in consolidated effective federal tax rates of 17.5% and 24.1%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 29.1% and 39.2% during the first nine months of 1998 and 1997, respectively. The decrease in the rate for AFLIAC and FAFLIC and its non-insurance subsidiaries resulted primarily from a $10.8 million tax benefit and an $8.9 million tax benefit related to the Company's 1998 sales practice litigation expense and loss from exiting the Company's accident and health reinsurance pool business, respectively, partially offset by prior year's tax benefit related to a loss from cession of disability income business. The effective tax rates for Allmerica P&C and its subsidiaries were 11.8% and 17.1% during the first nine months of 1998 and 1997, respectively. The decrease in the rate for the Allmerica P&C subsidiaries primarily reflects higher underwriting losses in 1998.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance s subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined.

Sources of cash for the Company's insurance subsidiaries are from premiums and fees collected, investment income and maturing investments. Primary cash outflows are paid benefits, claims, losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to benefits, claims, losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements.

Net cash used in operating activities was $5.9 million for the first nine months of 1998, compared to $53.9 million provided by operating activities during the same period in 1997. The change in 1998 resulted primarily from the timing of recoveries of reinsurance related to the universal life and variable universal life reinsurance agreement, which was effective January 1, 1998. Also, cash was used in 1998 operations to fund increased commissions and other deferrable expenses related to continued growth in the variable annuity product lines of the Allmerica Financial Services segment, and to pay the Internal Revenue Service for current audits of prior tax years. These cash uses were partially offset by a change in the timing of reinsurance payments relating to the Property and Casualty segment.

Net cash used in investing activities was $546.7 million during the first nine months of 1998, as compared to $186.0 million during the same period in 1997. This change is primarily due to greater net purchases of fixed maturities resulting from an increase in funds available from floating rate GIC deposits, partially offset by increased net sales of equity securities during the nine months ended September 30, 1998.

Net cash provided by financing activities was $726.7 million during the first nine months of 1998, as compared to $114.2 million during the comparable prior year period. In 1998, cash provided by financing activities was positively impacted by net GIC deposits of $710.6 million compared to net GIC withdrawals of $327.4 million in the prior year. This increase was partially offset by the 1997 receipt of net proceeds of $296.3 million from the issuance of mandatorily redeemable preferred securities of a subsidiary trust holding solely junior debentures of the Company.

AFC has sufficient funds at the holding company or available through dividends from FAFLIC and Allmerica P&C to meet its obligations to pay interest on the Senior Debentures, Capital Securities and dividends, when and if declared by the Board of Directors, on the common stock. On January 12, 1998, FAFLIC's Board of Directors declared a common stock dividend to AFC of $50.0 million, to be paid in installments upon the Company's request. As of September 30, 1998, approximately $35.0 million has been paid, with the remaining balance to be paid during the fourth quarter of 1998. Whether the Company will pay dividends in the future depends upon the costs of administering a dividend program as compared to the benefits conferred, and upon the earnings and financial condition of AFC.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. Effective May 29, 1998, AFC entered into a committed syndicated credit agreement with Chase Manhattan Bank as the administrative agent. This agreement, which replaces lines of credit previously held by FAFLIC and Allmerica P&C, provides for a $150.0 million credit facility, which expires on May 28, 1999. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. There were no amounts outstanding under this credit facility agreement during the period. Additionally, the Company had commercial paper borrowings outstanding at September 30, 1998 of $59.0 million.

Contingencies

In July 1997, a lawsuit on behalf of a punitive class was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In October 1997, plaintiffs voluntarily dismissed the Louisiana suit and filed a substantially similar action in Federal District Court in Worcester, Massachusetts. The Company and the plaintiffs have entered into a settlement agreement which they will present to the court for approval. Although the Company believes it has meritorious defenses to plaintiffs' claims, it concluded that this settlement was best for the Company. Accordingly, AFC recognized a $31.0 million pre-tax expense during the third quarter of 1998 related to this litigation. Although the Company believes it has established an appropriate reserve, this reserve may be revised based on changes in the Company's estimate of the ultimate cost of this settlement.

Recent Developments

On October 27, 1998, Allmerica Financial Corporation announced that it, or one of its wholly-owned subsidiaries, shortly will commence a cash tender offer to acquire the outstanding shares of Citizens Corporation common stock that it or its subsidiaries do not already own at a price of $29.00 per share. On November 2, 1998, the Allmerica Financial Corporation commenced the tender offer which, unless extended, will expire on December 2, 1998. Based on the number of shares of Citizens Corporation common stock held by unaffiliated stockholders, the transaction is valued at approximately $171 million. Citizens Corporation has established a special committee of the Board of Directors, consisting of directors unaffiliated with AFC, to study the offer and make a recommendation to Citizens Corporation stockholders.

Since the announcement by AFC of its intention to commence a tender offer to acquire all of the outstanding shares of Citizens Corporation Common Stock that it or its subsidiaries do not own, five lawsuits have been commenced by Citizens stockholders in Delaware Court of Chancery: Susser v. O'Brien, et. al., Civil Action No. 16745; Specht v. O'Brien, et. al.,
Civil Action No. 16746; Steiner v. O'Brien, et. al., Civil Action No. 16747; Finkelstein v. O'Brien, et. al., Civil Action No. 16748; McKinnie v. O'Brien, et. al., Civil Action No. 16749. Each of the actions purports to be a class action brought on behalf of the Citizens stockholders unaffiliated with AFC and asserts claims against AFC, Citizens Corporation and the members of the Citizens Corporation Board of Directors.
The actions each allege that, through the conduct of the defendants, AFC has proposed to acquire the shares owned by unaffiliated Citizens stockholders at an unfair and inadequate price, in violation of fiduciary duties allegedly owed by the defendant to the unaffiliated Citizens stockholders. The various complaints purport by their terms to seek injunctive relief preventing consummation of the tender offer and related merger, or rescission if they are successfully consummated, and compensatory damages. No motion for the injunctive relief has been filed. The complaints have been formally served upon the defendants with regard to Susser v. O'Brien, et. al., Civil Action No. 16745, and the time within which the defendants have to respond to the complaints has not expired.
For the four remaining lawsuits, the complaints have not yet been formally served upon the defendants and the time within which the defendants have to respond to the complaints accordingly has not expired. The defendants anticipate that the complaints will be consolidated into a single action. Allmerica Financial believes the actions to be without merit, and it intends to defend the action vigorously.

On October 27, 1998, the Board of Directors of Allmerica Financial Corporation authorized the repurchase of up to $200.0 million of its issued common stock.

On October 29, 1998, the Company announced that, in restructuring its Risk Management business, it will incur a loss of approximately $10 million to $12 million in the fourth quarter of 1998. In addition to exiting the Company's accident and health assumed reinsurance pool business, the Corporate Risk Management segment will exit its administrative services only business, close nearly half of its nationwide sales offices, and take additional expense reductions in the home office. Further expense improvements in the Property and Casualty segment are anticipated from the consolidation of field support activities from fourteen regional branches into three hub locations. The Company has also commenced the implementation of additional technology enhancements, which enable agents to issue small commercial and personal lines policies on a largely automated basis.

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

Based on a third party assessment, the Company determined that significant portions of its software required modification or replacement to enable its computer systems to properly process dates beyond December 31, 1999. The Company is presently modifying or replacing and believes this action will resolve the Year 2000 issue. However, if such modifications and conversions are not made, or are not completed timely, or should there be serious unanticipated interruptions from unknown sources, the Year 2000 issue could have a material adverse impact on the operations of the Company. Specifically, the Company could experience, among other things, an interruption in its ability to collect and process premiums, process claim payments, safeguard and manage its invested assets, accurately maintain policyholder information, accurately maintain accounting records, and perform customer service. Any of these specific events, depending on duration, could have a material adverse impact on the results of operations and the financial position of the Company.

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

The Company will utilize both internal and external resources to reprogram or replace, and test both information technology and embedded technology
systems for Year 2000 modifications.   The Company plans to complete the
mission critical elements of the Year 2000 by December 31, 1998. The cost of the Year 2000 project will be expensed as incurred over the next two years and is being funded primarily through a reallocation of resources from discretionary projects. Therefore, the Year 2000 project is not expected to result in any significant incremental technology cost and is not expected to have a material effect on the results of operations. Through September 30, 1998, the Company has incurred and expensed approximately $47 million related to the assessment of, and preliminary efforts in connection with, the project and the development of a remediation plan. The total remaining cost of the project is estimated at between $30-40 million.

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

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather;
(ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance and annuity products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiations at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's, A.M. Best, and Duff & Phelps; (xiv) lower appreciation on and decline in value of managed investments, resulting in reduced variable products' assets and related fees; (xv) possible claims and liabilities relating to sales practices for insurance products; (xvi) uncertainty related to the Year 2000 issue; (xvii) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts; and (xviii) potential liabilities associated with the Company's tender offer for shares of Citizens Corporation common stock held by unaffiliated stockholders.

                      PART II - OTHER INFORMATION

               ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits

           EX - 27       Financial Data Schedule

(b)     Reports on Form 8K

On October 15, 1998, a report on Form 8-K was filed reporting under item 5, Other Events, that third quarter results will be negatively impacted by an estimated $0.25 to $0.30 per share as a result of losses relating to increased frequency of catastrophes and lower investment income.

On October 27, 1998, a report on Form 8-K was filed reporting under item 5, Other Events, that Allmerica Financial Corporation announced that it, or a subsidiary, will shortly commence a cash tender offer to acquire all of the outstanding shares of Citizens Corporation common stock that it does not already own at a price of $29.00 per share

On November 3, 1998, a report on Form 8-K was filed reporting under item 5, other Events, that Allmerica Financial Corporation announced its financial results for the three months ended September 30, 1998. The Company also announced that the Board of Directors of AFC authorized the repurchase of up to $200.0 million of its issued common stock.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Allmerica Financial Corporation
                       -------------------------------
                                 Registrant


Dated    November 13, 1998
         -----------------                      /s/ John F. O'Brien
                                                -------------------
                                                John F. O'Brien
                                                President and Chief
                                                Executive Officer

Dated    November 13, 1998
         -----------------
                                                /s/ Edward J. Parry III
                                                -----------------------
                                                Edward J. Parry III.
                                                Vice President, Chief
                                                Financial Officer
                                                And Treasurer

                            EXHIBIT INDEX


Exhibit Number     Exhibit
--------------     -------

27                 Financial Data Schedule