Form 10-K
period 1998-12-31
ALLMERICA FINANCIAL CORP
filed 1999-03-29
CIK 944695

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

  For the fiscal year ended: December 31, 1998

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

      Registrant's telephone number, including area code: (508) 855-1000

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class of securities     Name of Exchange on which Registered
  ---------------------------------     ------------------------------------
Common Stock, $.01 par value, together
      with Stock Purchase Rights              New York Stock Exchange
  7 5/8% Senior Debentures due 2025           New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sales price of March 15, 1999 the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant was $2,983,288,029.

  The number of shares outstanding of the registrant's common stock, $.01 par value, was 56,729,421 shares outstanding as of March 15, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Allmerica Financial Corporation's Annual Report to Shareholders for 1998 are incorporated by reference in Parts I, II, and IV. Portions of Allmerica Financial Corporation's Proxy Statement of Annual Meeting of Shareholders to be held May 11, 1999 are incorporated by reference in Part III.

                Total number of pages, including cover page: 51

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

                                    ITEM I

                                   BUSINESS

Organization

  Allmerica Financial Corporation ("AFC" or the "Company") is a non-insurance holding company organized as a Delaware corporation in 1995. The consolidated financial statements of AFC include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC") its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance holding company), The Hanover Insurance Company ("Hanover", a wholly-owned subsidiary of Allmerica P&C), Citizens Corporation (formerly an 82.5% owned subsidiary of Hanover), Citizens Insurance Company of America ("Citizens", a wholly-owned subsidiary of Citizens Corporation) and certain other insurance and non-insurance subsidiaries.

  On December 3, 1998, a wholly owned subsidiary of the Company completed a cash tender offer to acquire the outstanding shares of Citizens Corporation common stock that AFC or its subsidiaries did not already own at a price of $33.25 per share. Approximately 99.8% of publicly held shares of Citizens Corporation common stock were tendered. On December 14, 1998, the Company completed a short-form merger, acquiring all shares of common stock of Citizens Corporation not purchased in the tender offer, through the merger of its wholly-owned subsidiary with Citizens Corporation.

Financial Information About Operating Segments

  The Company offers financial products and services in two major areas: Risk Management and Retirement and Asset Accumulation. Within these broad areas, the Company conducts business principally in four operating segments. These segments are Property and Casualty; Corporate Risk Management Services; Allmerica Financial Services; and Allmerica Asset Management. In addition to the four operating segments, the Company also has a Corporate segment, which consists primarily of cash, investments, Corporate debt and Capital Securities.

  Information with respect to each of the Company's segments is included in "Segment Results" on pages 26-39 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 15 on pages 77 and 78 of the Notes to the Consolidated Financial Statements included in the 1998 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

Description of Business by Segment

  Following is a discussion of each of the Company's operating segments.

Risk Management

Property and Casualty

 General

  The Company's Property and Casualty segment is composed of its wholly-owned subsidiary, Allmerica P&C, which consists of The Hanover Insurance Company and its wholly-owned subsidiary, Citizens Corporation. For the year ended December 31, 1998, the Property and Casualty segment accounted for approximately $2,204.8 million, or 65.4%, of consolidated segment revenues and approximately $151.4 million, or 50.7%, of consolidated segment income before taxes and minority interest. The Company primarily underwrites personal and commercial property and casualty insurance through this segment, with Hanover's principal operations located in the Northeast and Citizens' in Michigan. Both Hanover and Citizens have a historically strong regional focus and both place heavy emphasis on underwriting profitability and loss reserve adequacy. As of December 31, 1997, according to A.M. Best, the Property and Casualty segment ranks as the 24th largest property and casualty insurance group in the United States based on net premiums written.

  The Company strives to maintain a clear focus on the core disciplines of underwriting, pricing, claims adjusting, marketing and sales. In particular, the Property and Casualty segment seeks to achieve and maintain underwriting profitability in each of its major product lines. The Company's overall strategy is to improve profitability through operating efficiencies and to pursue measured growth in profitable markets.

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

  In 1998, the Company, in the Property and Casualty segment, began efforts to consolidate processing centers from 14 regional branches to 3 regional business centers. The three regional business centers are located in Atlanta, Georgia; Howell, Michigan; and Worcester, Massachusetts. The Company will continue to maintain its local market presence through branch/sales underwriting offices located throughout the country. In addition to the consolidation of offices, the Property and Casualty segment began deploying imaging and workflow technology in the centers which are expected to provide greater efficiencies and enable expense reductions. This technology allows the field agents direct access to underwriting documentation, which management believes will result in increased service levels and reduced cycle time.

  In 1998, the Company initiated a multi-functional team concept in servicing its personal lines of business. This arrangement provides for Company resources to focus on more than one area of the business including underwriting, policy processing and customer service when interacting with agents. The Company believes this approach will allow for closer alignment and enhanced service to our agents along with increased efficiencies.

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

  Since the Company offers property and casualty insurance products predominately through independent agents, fostering a close, supportive relationship with each agency is critical to the continued growth of the business. The Company, in the Property and Casualty segment, compensates agents based on profitability, in addition to regular commission. This practice motivates its agents to write policies for customers with above-average profit characteristics. By offering its independent agents a consistent source of products demanded by the agents' customers, the Company believes that an increasing number of its agents will rely on it as their principal supplier of insurance products. The Property and Casualty segment has implemented a number of programs designed to strengthen its relationship with its agencies. These initiatives include the formation of a National Agency Advisory Council at Hanover, and a Regional Agents Advisory Council at Citizens, consisting of agent representatives. These councils seek to coordinate marketing efforts, support implementation of the Company's strategies and enhance local market presence. Citizens' position as a principal provider with many of its agencies is evidenced by its high average premiums written per agency of approximately $1.6 million in 1998 in Michigan.

  Over the past few years, the Company has begun to exploit the benefits of worksite marketing as a distribution channel for personal property and casualty lines. This worksite distribution channel offers discounted insurance products that are individually written to employees and members of organizations which have established a marketing agreement with the Company. Management believes that advantages of competitive pricing, effective consumer awareness campaigns at sponsoring organizations, the convenience of payroll deducted premiums and word of mouth advertising will contribute to the effectiveness of the worksite distribution channel. Also, the Company, through the Property and Casualty segment, is exploring sales through banks and electronic commerce. Additionally, the Company expects to be well positioned to integrate other insurance products offered by its other subsidiaries in order to maximize corporate worksite marketing relationships.

  Citizens develops and markets franchise programs that are tailored for members of associations and organizations, including its Citizens Best program for senior citizens.

  The Company, in the Property and Casualty segment, is not dependent upon a single customer or a few customers, for which the loss of any one or more would have an adverse effect upon the segment's insurance operations.

  Hanover

  Hanover accounted for approximately $1,083.7 million, or 55.1%, of the Property and Casualty segment's consolidated net premium earned in 1998. Hanover's products are marketed predominantly through independent agencies which provide specialized knowledge of property and casualty products, local market conditions and targeted customer characteristics.

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

  Although Hanover's strategic planning and certain of its administrative functions are centralized in the home office, the Company is committed to maintaining the local market presence afforded by Hanover's twelve branch/sales underwriting offices. These offices provide knowledge of local regulatory and competitive conditions, and have developed close relationships with Hanover's independent agents, who provide specialized knowledge of property and casualty products, local market conditions and target market characteristics. Hanover believes that the selection of attractive markets in which to pursue profitable growth depends upon maintaining its local market presence to enhance underwriting results and identify favorable markets.

  Citizens

  Citizens accounted for approximately $882.6 million, or 44.9%, of the Property and Casualty segment's consolidated net premium earned in 1998. Citizens' products are also marketed through independent agencies which provide specialized knowledge of property and casualty products, local market conditions and targeted customer characteristics.

  Citizens seeks to pursue profitable growth in existing markets by establishing long-term relationships with larger, well-established agencies. To solidify its relationship with higher quality agents, Citizens offers enhanced profit sharing agreements, recognition awards and maintains local presence through five branch/sales underwriting offices, three claims offices in Michigan and one claim office in Indiana. In addition, Citizens continues to maintain long-term pricing and underwriting integrity to remain a stable market for the independent agents.

  Citizens has been successful in developing and marketing groups in both personal and commercial segments that are tailored for members of associations, financial institutions and employers in Michigan, Indiana and Ohio. The organizations may choose to make Citizens' programs available to their members or employees based on an evaluation of Citizens' rates, service and regulation, but each risk is individually underwritten and each customer is issued a separate policy. Associations and organizations receive no payment for making Citizens' franchise programs available to their members or employees. As of December 31, 1998, Citizens had 144 group programs in-force, 116 of which were in personal lines and 28 of which were in commercial lines. Revenue from personal and commercial lines groups accounts for nearly 50 percent of Citizens' total premium volume.

  Citizens continues to expand its use of the Company's ACI technology, which enables agents to electronically submit personal lines policies for review and rating. In addition, agents are authorized to bind Citizens on risks. The agents are guided by Citizens' written underwriting rules and practices. These rules and practices set forth eligibility rules for various policies and coverages, unacceptable risks, and maximum and minimum limits of liability. Violation of these rules and practices is grounds for termination of the agency's contract to represent Citizens.

 Residual Markets and Pooling Arrangements

  As a condition of its license to do business in various states, the Company is required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will write them voluntarily. The Company's participation in such shared markets or pooling mechanisms is generally proportional to the Property and Casualty segment's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. The Company incurred an underwriting loss from participation in such mechanisms, mandatory pools and underwriting associations of $11.6 million, $12.9 million and $5.3 million in 1998, 1997 and 1996, respectively, relating primarily to coverages for personal and commercial automobile, personal and commercial property, and workers' compensation. The increase in the underwriting loss since 1996 is primarily related to Hanover's participation in the Massachusetts Commonwealth Automobile Reinsurers ("CAR") pool which is consistent with the rate decrease and higher actual loss activity experienced in the overall Massachusetts automobile market.

  Assigned Risk Plans

  Assigned risk plans are the most common type of shared market mechanism. Many states, including Massachusetts, Illinois, New Jersey and New York operate assigned risk plans. The plan assigns applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant's state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy was voluntarily written.

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

  A type of reinsurance mechanism that exists in New Jersey, The New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF"), covers no-fault first party medical losses in excess of $0.08 million. All automobile insurers in this state are required to participate in the reinsurance mechanism. Insurers are reimbursed for their covered losses in excess of the threshold. Funding for this fund comes from assessments against automobile insurers based upon their proportionate market share of the state's automobile liability insurance market. The NJUCJF currently has an unfunded liability for future payment years. It calculates assessments against insurers on the basis of a two-year cash flow analysis.

  At December 31, 1998, CAR was the only reinsurer which represented 10% or more of the Property and Casualty segment's reinsurance business. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to CAR. Net premiums earned and losses and loss adjustment expenses ("LAE") ceded to CAR for the years ended December 31, 1998, 1997 and 1996 were $34.3 million and $38.1 million, $32.3 million and $28.2 million, and $38.0 million and $21.8 million, respectively.

  The Company ceded to the Michigan Catastrophic Claims Association ("MCCA") premiums earned of $3.7 million, $9.8 million and $50.5 million in 1998, 1997 and 1996, respectively. Losses and loss adjustment expenses ceded in 1998, 1997 and 1996 were $18.0 million, $(0.8) million and $(52.9) million, respectively. The decrease in earned premiums ceded to MCCA reflects a reduction in premiums charged per policyholder by MCCA. Additionally, on March 18, 1998, MCCA announced plans to refund $1.2 billion of its surplus to its member insurance companies. The action occurred because the associations' surplus increased beyond a level necessary to cover its expected losses and expenses. Because policyholders are the ultimate payers of the MCCA premium, this extraordinary return of MCCA surplus was passed through to policyholders. On June 2, 1998, the Company recorded a $124.2 million one-time reduction of direct and ceded written premiums as a result of a return of excess surplus from the MCCA. This transaction had no impact on the total net premiums recorded by the Company in 1998.

  At December 31, 1998 and 1997, the Company, in the Property and Casualty segment, had reinsurance recoverable on paid and unpaid losses from CAR of $41.0 million and $45.7 million, respectively, and from MCCA of $250.4 million and $280.2 million, respectively. Management believes that in the current regulatory climate, the Company, in the Property and Casualty segment, is unlikely to incur any material loss or become unable to pay claims as a result of nonpayment of amounts owed to it by CAR, because CAR is a mandated pool supported by all insurance companies licensed to write automobile insurance in the Commonwealth of Massachusetts. In addition, the MCCA (i) is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, (iii) all amounts owed to the Company by the MCCA have been paid when due, and (iv) the MCCA is supported by assessments permitted by statute.

  Reference is made to Note 17 on pages 78 and 79 and Note 21 on pages 81 and 82 of the Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

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

  During the past few years, the competitive environment in Massachusetts has increased substantially. Approximately 36% of Hanover's personal automobile business is currently written in this state. Effective January 1, 1999 Massachusetts's personal automobile rates increased 0.7% as mandated by the Massachusetts Division of Insurance. Effective January 1, 1998 and January 1, 1997 Massachusetts's personal automobile rates decreased 4.0% and 6.2%, respectively, as mandated by the Massachusetts Division of Insurance. The Massachusetts Division of Insurance allows for sponsoring organizations to receive discounts on their auto insurance premiums. Currently, Hanover offers more than 100 group programs throughout the state, including a large group plan in the state with approximately 347,000 eligible members. In 1998, Hanover offered a 10% discount on automobile insurance for its safest drivers. In 1999, the discount for safe drivers will be between 3% and 7%. As a result, policyholders have the ability to reduce their insurance premiums by as much as 17% by combining "safe driver" and "group" discounts. Management has implemented these discounts in an effort to retain the Property and Casualty segment's market share in Massachusetts. These discounts, together with any future mandated rate decreases, may unfavorably impact premium growth in Massachusetts.

  In Michigan, Citizens competes in personal lines with a number of direct writers and regional and local companies. Citizens is the largest writer of property and casualty insurance in Michigan through independent agents. Citizens' principal competition in the Michigan homeowners line is from direct writers, including State Farm Group. Citizens also faces competition from the two largest direct writers in Michigan, Auto Club Michigan Group and State Farm Group, in the personal automobile line. In February 1996, an amendment to the Essential Insurance Act became effective in Michigan. This amendment eliminates personal automobile and homeowners insurance territorial rating restrictions and limits merit ratings for automobile policies. This legislation has removed barriers to entrance into the market for national agency companies, which has resulted in increased competition in Michigan in the personal lines of property and casualty insurance. This was, in part, due to Michigan's prior insurance regulatory environment which required such companies to develop and implement special incentive programs designed to encourage agents to identify and sell insurance to individuals with lower risk profiles consistent with the constraints of Michigan law.

  Citizens faces commercial lines competition principally from national agency companies, and regional and local companies. Citizens is the second leading writer in Michigan in its three primary commercial lines combined: commercial automobile, workers' compensation, and commercial multiple peril. The commercial industry has been in a downturn over the past several years due primarily to price competition. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of excess capacity in the industry. The current commercial lines market is extremely competitive due to a continuing soft market in which capacity is high and prices are low. Because of the commitment at both Hanover and Citizens to focus on underwriting profitability and a refusal to write business at inadequate prices, this highly competitive commercial lines market has impacted the Property and Casualty segment's growth in commercial lines. In Michigan, Citizens workers' compensation line is the largest commercial line in terms of premiums written. Over the past few years, competition has caused Citizens to reduce workers' compensation insurance rates five times; 8.5%, 7.0%, 6.4%, 8.7% and 1.9% effective May 1, 1995, December 1, 1995, June 1, 1996, March 1, 1997, and January 1, 1998,
respectively.

  Since there is no one dominant competitor in any of the markets in which the Property and Casualty segment competes, management believes there is opportunity for future growth.

 Underwriting

  Pricing

  The manner in which the Company prices products takes into consideration the expected frequency and severity of losses, the costs of providing the necessary coverage (including the cost of administering policy benefits, sales and other administrative and overhead costs) and a margin for profit.

  The Company, in the Property and Casualty segment, seeks to achieve a target combined ratio in each of its product lines regardless of market conditions. This strategy seeks to achieve measured growth and consistent profitability on a continuing basis. The Company concentrates on its established major product lines, and accordingly, does not typically pursue the development of products with relatively unpredictable risk profiles. In addition, the Company utilizes its extensive knowledge of local markets, including knowledge of regulatory requirements, to achieve superior underwriting results. Hanover and Citizens rely on information provided by their local agents and both also rely on the knowledge of its staff in the local branch offices. As regional companies with significant market share in a number of states, Hanover and Citizens can apply its extensive knowledge and experience in making underwriting and rate setting decisions.

  Claims

  The Company employs experienced claims adjusters, appraisers, medical specialists, managers and attorneys in order to manage its claims. The Company, in the Property and Casualty segment, has field claims adjusters strategically located throughout its operating territories. All claims staff members work closely with the agents to settle claims rapidly and cost-effectively.

  Claims office adjusting staff are supported by general adjusters on large property losses, automobile and heavy equipment damage appraisers on automobile material damage losses and medical specialists whose principal concentration is in workers' compensation and no-fault automobile injury cases. In addition, the claims offices are supported by staff attorneys who specialize in litigation defense and claim settlements. The Property and Casualty segment also has special units which investigate suspected insurance fraud and abuse.

  The Company, in the Property and Casualty segment, utilizes claims processing technology which allows smaller and more routine claims to be processed at centralized locations. The Company expects that approximately 70% of its personal lines claims will be processed at these locations, thereby increasing efficiency and reducing operating costs.

  Citizens has a program under which participating agents have settlement authority for many property loss claims. Based upon the program experience, the Property and Casualty segment believes that this program contributes to lower LAE experience and to its higher customer satisfaction ratings by permitting the early and direct settlement of such small claims. Approximately 30.0% of the number of total paid claims reported to Citizens during 1998, 1997 and 1996 were settled under this program.

  Hanover and Citizens have increased usage of the managed care expertise of the Allmerica Financial's Corporate Risk Management Services segment in the analysis of medical services and pricing in the management of workers' compensation and medical claims on its automobile policies. The Company believes that this capability has reduced costs and provided more efficient service to customers.

  Property and casualty insurers are subject to claims arising out of catastrophes which may have a significant impact on their results of operations and financial condition. The Property and Casualty segment may experience catastrophe losses in the future which could have a material adverse impact on the Company. Catastrophes can be caused by various events including hurricanes, earthquakes, tornadoes, wind, hail, fires and explosions, and the incidence and severity of catastrophes are inherently unpredictable. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and business property insurance have in the past generated the vast majority of catastrophe-related claims.

 Reserve for Unpaid Losses and Loss Adjustment Expenses

  Reference is made to "Reserve for Losses and Loss Adjustment Expenses" on pages 33, 34 and 35 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1998 Annual Report to Shareholders, which is incorporated herein by reference.

  The Company's actuaries, in the Property and Casualty segment, review the reserves each quarter and certify the reserves annually as required for statutory filings.

  The Property and Casualty segment regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information,
(iii) historical loss experience of the Property and Casualty segment and the industry, (iv) the relatively short-term nature of most policies and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

  Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE.

  The Company, in the Property and Casualty segment, does not use discounting techniques in establishing reserves for losses and LAE, nor has it participated in any loss portfolio transfers or other similar transactions.

  The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities ("Statutory Reserve") to reserves determined in accordance with generally accepted accounting principles ("GAAP Reserve") at December 31, as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (In millions)
   Statutory reserve for losses and LAE........... $2,011.7  $2,047.2  $2,113.2
   GAAP adjustments:
     Reinsurance recoverable on unpaid losses.....    591.7     576.7     626.9
     Other(*).....................................     (6.1)     (8.5)      4.0
                                                   --------  --------  --------
   GAAP reserve for losses and LAE................ $2,597.3  $2,615.4  $2,744.1
                                                   ========  ========  ========

--------
(*) Primarily represents other statutory liabilities reclassified as loss adjustment expense reserves for GAAP reporting and purchase accounting adjustments.

 Analysis of Losses and Loss Adjustment Expenses Reserve Development

  The following table sets forth the development of net reserves for unpaid losses and LAE from 1988 through 1998 for the Company.

                                                       Year ended December 31,
                  ----------------------------------------------------------------------------------------------------
                    1998     1997     1996     1995     1994     1993     1992     1991     1990      1989      1988
                  -------- -------- -------- -------- -------- -------- -------- -------- --------  --------  --------
                                                            (In millions)
Net reserve for
 losses and
 LAE(1).........  $2,005.5 $2,038.7 $2,117.2 $2,132.5 $2,109.3 $2,019.6 $1,936.9 $1,772.4 $1,550.6  $1,326.3  $1,150.9
Cumulative
 amount paid as
 of(2):
One year later..       --     643.0    732.1    627.6    614.3    566.9    564.3    569.0    561.5     521.1     465.3
Two years
 later..........       --       --   1,054.3  1,008.3    940.7    884.4    862.7    888.0    874.5     820.2     725.3
Three years
 later..........       --       --       --   1,217.8  1,172.8  1,078.1  1,068.4  1,077.1  1,074.3   1,009.3     901.5
Four years
 later..........       --       --       --       --   1,300.4  1,210.9  1,184.1  1,207.1  1,186.4   1,130.1   1,009.7
Five years
 later..........       --       --       --       --       --   1,289.5  1,267.5  1,279.4  1,265.4   1,192.7   1,078.8
Six years
 later..........       --       --       --       --       --       --   1,323.1  1,337.2  1,314.2   1,240.9   1,116.2
Seven years
 later..........       --       --       --       --       --       --       --   1,377.3  1,355.3   1,271.4   1,147.4
Eight years
 later..........       --       --       --       --       --       --       --       --   1,385.9   1,301.6   1,170.4
Nine years
 later..........       --       --       --       --       --       --       --       --       --    1,324.0   1,192.5
Ten years
 later..........       --       --       --       --       --       --       --       --       --        --    1,209.8
Net reserve re-
 estimated as
 of(3):
End of year.....   2,005.5  2,038.7  2,117.2  2,132.5  2,109.3  2,019.6  1,936.9  1,772.4  1,550.6   1,326.3   1,150.9
One year later..       --   1,911.5  1,989.3  1,991.1  1,971.7  1,891.5  1,868.1  1,755.0  1,601.5   1,412.4   1,220.4
Two years
 later..........       --       --   1,902.8  1,874.3  1,859.4  1,767.4  1,762.8  1,717.7  1,601.9   1,449.0   1,262.0
Three years
 later..........       --       --       --   1,826.8  1,780.3  1,691.5  1,703.3  1,670.8  1,614.3   1,471.7   1,290.2
Four years
 later..........       --       --       --       --   1,766.2  1,676.3  1,658.9  1,654.1  1,597.6   1,484.7   1,312.3
Five years
 later..........       --       --       --       --       --   1,653.7  1,637.3  1,634.6  1,594.3   1,482.3   1,322.1
Six years
 later..........       --       --       --       --       --       --   1,650.5  1,630.6  1,588.7   1,486.9   1,328.6
Seven years
 later..........       --       --       --       --       --       --       --   1,644.2  1,593.1   1,488.4   1,340.7
Eight years
 later..........       --       --       --       --       --       --       --       --   1,621.9   1,552.1   1,403.7
Nine years
 later..........       --       --       --       --       --       --       --       --       --    1,524.7   1,412.8
Ten years
 later..........       --       --       --       --       --       --       --       --       --        --    1,380.8
                  -------- -------- -------- -------- -------- -------- -------- -------- --------  --------  --------
(Deficiency)
 Redundancy,
 net(4,5).......  $    --  $  127.2 $  214.4 $  305.7 $  343.1 $  365.9 $  286.4 $  128.2 $  (71.3) $ (198.4) $ (229.9)
                  ======== ======== ======== ======== ======== ======== ======== ======== ========  ========  ========

--------
(1) Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves.
(2) Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.
(3) Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.
(4) Cumulative deficiency or redundancy at December 31, 1998 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.
(5) The following table sets forth the development of gross reserve for unpaid losses and LAE from 1992 through 1998 for the Company:

                                                Year Ended December 31,
                             --------------------------------------------------------------
                               1998     1997     1996     1995     1994     1993     1992
                             -------- -------- -------- -------- -------- -------- --------
                                                     (In millions)
   Reserve for losses and
    LAE:
    Gross liability........  $2,597.2 $2,615.4 $2,744.1 $2,896.0 $2,821.7 $2,717.3 $2,598.9
    Reinsurance
     recoverable...........     591.7    576.7    626.9    763.5    712.4    697.7    662.0
                             -------- -------- -------- -------- -------- -------- --------
    Net liability..........  $2,005.5 $2,038.7 $2,117.2 $2,132.5 $2,109.3 $2,019.6 $1,936.9
                             ======== ======== ======== ======== ======== ======== ========
   One year later:
    Gross re-estimated
     liability.............           $2,472.6 $2,541.9 $2,587.8 $2,593.5 $2,500.5 $2,460.5
    Re-estimated
     recoverable...........              561.1    552.6    596.7    621.8    609.0    592.4
                                      -------- -------- -------- -------- -------- --------
    Net re-estimated
     liability.............           $1,911.5 $1,989.3 $1,991.1 $1,971.7 $1,891.5 $1,868.1
                                      ======== ======== ======== ======== ======== ========
   Two years later:
    Gross re-estimated
     liability.............                    $2,424.5 $2,427.7 $2,339.2 $2,333.3 $2,341.9
    Re-estimated
     recoverable...........                       521.7    553.4    479.8    565.9    579.1
                                               -------- -------- -------- -------- --------
    Net re-estimated
     liability.............                    $1,902.8 $1,874.3 $1,859.4 $1,767.4 $1,762.8
                                               ======== ======== ======== ======== ========
   Three years later:
    Gross re-estimated
     liability.............                             $2,358.6 $2,227.0 $2,145.5 $2,257.3
    Re-estimated
     recoverable...........                                531.8    446.7    454.0    554.0
                                                        -------- -------- -------- --------
    Net re-estimated
     liability.............                             $1,826.8 $1,780.3 $1,691.5 $1,703.3
                                                        ======== ======== ======== ========
   Four years later:
    Gross re-estimated
     liability.............                                      $2,220.9 $2,102.0 $2,168.2
    Re-estimated
     recoverable...........                                         454.7    425.7    509.3
                                                                 -------- -------- --------
    Net re-estimated
     liability.............                                      $1,766.2 $1,676.3 $1,658.9
                                                                 ======== ======== ========
   Five years later:
    Gross re-estimated
     liability.............                                               $2,091.7 $2,027.3
    Re-estimated
     recoverable...........                                                  438.0    390.0
                                                                          -------- --------
    Net re-estimated
     liability.............                                               $1,653.7 $1,637.3
                                                                          ======== ========
   Six years later:
    Gross re-estimated
     liability.............                                                        $2,022.6
    Re-estimated
     recoverable...........                                                           372.1
                                                                                   --------
    Net re-estimated
     liability.............                                                        $1,650.5
                                                                                   ========

 Reinsurance

  The Company, in the Property and Casualty segment, maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. This includes both excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. The Company, in the Property and Casualty segment, has reinsurance for casualty business.

  Under the 1998 casualty reinsurance program, the reinsurers are responsible for 100% of the amount of each loss in excess of $0.5 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Amounts in excess of $60.5 million in the workers' compensation line are retained 100% by the Company while amounts in excess of $30.5 million in the general liability line are retained by the Company.

  Effective July 1, 1998, the Company maintained a property reinsurance program in which the reinsurers are responsible for 100% of each loss in excess of $0.5 million per occurrence up to $19.5 million for inland marine and commercial auto physical damage. All other property business is 100% covered by reinsurers for each loss in excess of $1.0 million per occurrence up to $19.0 million.

  Effective January 1, 1998, the Company, in the Property and Casualty segment, modified its catastrophe reinsurance program to include a higher retention. Under the 1998 catastrophe reinsurance program, the Company retains $45.0 million of loss per occurrence, 10% of all aggregate loss amounts in excess of $45.0 million up to $230.0 million and all amounts in excess of $230.0 million. In 1998 and 1997, the Company, in the Property and Casualty segment, recovered $3.0 million and $1.2 million on its catastrophe coverage, respectively.

  Effective January 1, 1999, the Company entered into a Whole Account Aggregate Excess of Loss reinsurance agreement with a highly rated reinsurer. The reinsurance agreement provides accident year coverage for the three years 1999 to 2001 for Allmerica P&C operations. The annual and aggregate limits on this agreement are $150.0 million and $300.0 million, respectively. The program covers losses and allocated LAE, including those incurred but not yet reported, in excess of an agreed upon whole account loss and allocated LAE ratio.

  The Company, in the Property and Casualty segment, cedes to reinsurers a portion of its risk and pays a fee based upon premiums received on all policies subject to such reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

  The Company, in the Property and Casualty segment, is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include CAR and MCCA.

  Reference is made to "Reinsurance" in Note 17 on pages 78 and 79 of the Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders, which is incorporated herein by reference.

  Reference is also made to "Reinsurance Facilities and Pools" on pages 6 and 7 of this Form 10-K which is incorporated herein by reference.

Corporate Risk Management Services

 General

  The Corporate Risk Management Services segment provides managed care medical group insurance products and administrative services as well as other group insurance coverages, such as group life, dental and disability products, to corporate employers. As of December 31, 1998, this segment insured and/or provided administrative services to the employee benefit plans of over 2,600 employers covering 615,199 employee lives. For the year ended December 31, 1998, this segment accounted for approximately $414.1 million, or 12.3%, of consolidated segment revenues and income of $7.6 million, or 2.5%, of consolidated segment income before taxes and minority interest.

  The Company's strategy emphasizes risk sharing arrangements rather than traditional indemnity medical insurance products. The Company's risk sharing arrangements consist of providing stop-loss indemnity insurance coverage for self-insured employers with 100 to 5,000 employees together with managed care and administrative services for coverage provided by the employer and the Company. This risk sharing approach enables the Company to provide more managed care, administrative and other services with less exposure to losses than traditional indemnity medical insurance. The Company also continues to emphasize the sale of multiple product benefits packages, which include CRMS' group life, dental and disability products, to these same employers. The Company believes a multiple product benefits package provides greater profitability for the Company due to increased price pressure relating to the sale of single products. Additionally, due to the Company's strategy to emphasize risk sharing arrangements rather than traditional indemnity medical insurance products, the Company increased certain fully insured medical rates during 1998.

In addition, the Company entered into an agreement with a highly rated reinsurer to cede the underwriting losses of its accident and health assumed reinsurance pool business, effective July 1, 1998. This reinsurance agreement is consistent with the Company's restructuring initiative in its Corporate Risk Management Services segment, whereby it announced its exit from the accident and health assumed reinsurance pool business. Additionally, in 1998, the Company decided to exit its administrative service only business as part of its restructuring plan.

  The Company continues to leverage the CRMS segment's managed care and claims management expertise to capitalize on opportunities with its Property and Casualty segment affiliates. Legislation in many states permits the cost containment approaches that have been used to manage employee medical and disability costs to be applied to control workers' compensation and the medical component of automobile insurance. In response, the Company has utilized CRMS' expertise in medical management and claims processing for its Property and Casualty segment's workers' compensation business and the medical component of its automobile insurance business. Health care and other claims professionals ensure that appropriate medical care is provided to insureds and that bills from health care providers are reasonable. This integrated managed care and claims adjudication system now manages medical claims covered by workers' compensation, automobile insurance and health benefit plans. The Company believes that its capability of providing 24-hour managed care to effectively manage claims for both casualty and health benefit products can result in reduced costs and serve its customers more efficiently.

  In addition, the Company is focused on the continued development of its integrated benefits products MedCompONE and Integrated DisabilityONE. MedCompONE integrates workers' compensation coverage with group medical coverage. Group disability coverage, both short term and long term, can also be included. Integrated DisabilityONE integrates workers' compensation coverage with group disability coverage. The integrated services that are provided to employers include claims management and processing, account management, administrative services, and underwriting. The Company believes these products provide customers ease of administration, as well as cost savings due to their interaction with only one carrier. Integrated claims management, including return to work management of all disability claims, helps employers contain the cost of claims, claims handling and claims management services provided to employers through its MedCompONE product. Both MedCompONE and Integrated DisabilityONE are totally integrated claim management and plan administration programs designed to minimize the overall costs of occupational and non-occupational illness and injury.

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

  The Company believes that the proposed federal and state health care reforms would, if enacted, substantially expand access to and mandate the amounts of health care coverage while limiting or eliminating insurer's flexibility and restrict the profitability of health insurers and managed care providers. The Company cannot predict whether any of the current proposals will be enacted or assess the particular impact such proposals may have on the Company's Corporate Risk Management Services' business.

 Products

  The following table summarizes premiums by product line for the CRMS segment for the years ended December 31.

                                                           1998    1997   1996
                                                         -------- ------ ------
                                                             (In millions)
   Health
     Medical
       Fully insured.................................... $   35.2 $ 41.9 $ 40.6
       Risk sharing.....................................     82.9   81.1   83.2
     Dental
       Fully insured....................................     24.6   30.0   21.3
       Risk sharing.....................................      2.6    2.4    2.7
     Short-term disability
       Fully insured....................................      6.8    6.8    6.5
       Risk sharing.....................................      0.3    0.3    0.5
     Long-term disability
       Fully insured....................................      9.3    9.2    8.5
   Reinsurance assumed (1)..............................     71.7   69.3   57.5
   Stop loss (2)........................................     38.8   31.0   26.4
                                                         -------- ------ ------
   Total health.........................................    272.2  272.0  247.2
   Accidental death & dismemberment.....................      5.5    5.3    5.0
   Other reinsurance assumed............................      4.2    5.5    0.4
   Life.................................................     54.1   50.2   50.3
                                                         -------- ------ ------
   Total CRMS premiums.................................. $  336.0 $333.0 $302.9
                                                         ======== ====== ======
   ASO (3).............................................. $   33.7 $ 27.6 $ 23.8
                                                         ======== ====== ======
   Total premiums and premium equivalents............... $1,020.0 $936.6 $884.3
                                                         ======== ====== ======

--------
(1) Represents special risk arrangements whereby the Company assumes a limited amount of risk by participating in a pool administered by a third party. Such arrangements provide insurance coverage to companies for certain high limit and excess loss risks. In 1998, the Company has exited substantially all of these special risk arrangements by reinsuring the underwriting losses from this business.
(2) Represents premiums primarily related to customized products sold to customers providing for stop loss coverage only or in conjunction with administrative services.
(3) Administrative services only ("ASO") fees are included in other income in the financial information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Shareholders, which is incorporated herein by reference. In 1998, the Company decided to exit its administrative service only business as part of its restructuring plan.

 Risk Sharing Arrangements

  The Company participates in risk sharing arrangements primarily for medical, dental and short-term disability coverage. In accordance with its strategy to emphasize risk sharing arrangements with its customers, the Company offers several funding options that allow employers to share in the risk of their plan. Partially self funded plans provide employers with a self-insured arrangement in which the Company provides claims administration and other services selected by the employer. In addition, the Company provides specific and aggregate stop-loss insurance coverage for these plans. The Company also provides minimum premium arrangements for its insured plans.

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

 Special Risk Arrangements

  The Company has decided to exit the special risk market through a reinsurance agreement which cedes the underwriting losses related to this business. Special risk arrangements provided for a limited share of the risk to be taken through reinsurance pools. These programs provided a variety of insurance coverages, including high limit AD&D, high limit disability income, excess loss medical reinsurance for self-funded plans, organ transplant, occupational accident and travel accident.

 Traditional Products

  The Company offers full indemnity products for medical, surgical and hospital expense coverage resulting from illness or injury. Many options are available for deductible amounts and coinsurance levels.

 Marketing

  The Company sells its CRMS segment's products and services primarily through approximately 30 sales representatives employed by the Company. These representatives assist independent producers (for example, agents, brokers and consultants who represent the purchasers of the Company's products) in the marketing of these products, and provide assistance with plan design issues and ongoing service.

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

  The Company participates in a catastrophic reinsurance pool for this segment for coverage against catastrophic life losses from the same event. Under the pool arrangement, the Company shares in approximately 3.2% of the pool's losses. The Company purchases reinsurance which limits the Company's share of annual pool claim losses to $500,000.

  With respect to this segment's group health policies, the Company purchases specific stop-loss coverage for individual major medical claims over $350,000 once such excess claims exceed a minimum aggregate limit of $3.7 million. The Company also purchases catastrophic coverage for three or more claims arising from the same event. Under this coverage the Company is reimbursed for medical and long term disability claims paid in excess of $500,000 in total as a result of the event. The Company purchases reinsurance protection for substantially all of its long term disability payments, covering a specific percent, which generally approximates 50%, of each long term disability policy. Effective October 1, 1998, the Company purchased reinsurance on the

MedCompONE block of business. Under this coverage, the Company is reimbursed 50% for all combined claims up to $500,000 with additional excess coverage for claims over $500,000.

  The Company writes a specific and aggregate stop loss product on business underwritten and administered by certain third parties. The risk associated with these plans is ceded to a group of reinsurers, including FAFLIC, who share in the risk assumed. The Company also assumes risk from a number of other pools that cover stop loss, occupational accident, long term care, and long term disability insurance. As part of the strategy of exiting the accident and health assumed reinsurance pool business, the Company entered into an agreement that cedes the underwriting loss from this business from July 1, 1998 to December 31, 2000 up to an aggregate of $40.0 million. Due to the nature of this business, the run-off related to this block could continue beyond the termination of this reinsurance agreement.

  For the year ended December 31, 1998, the Company ceded approximately $91.9 million of premiums associated with its aggregate stop loss policies and approximately $11.1 million of premiums for the remaining direct insurance coverages. As of December 31, 1998, the Company had $29.6 million due from reinsurers.

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

  The Company is taking advantage of its capabilities as a multi-line insurer to offer employers in the middle market (200 employees to 5,000 employees) an integrated solution to their workers' compensation, group medical and group disability programs. The majority of other carriers and TPAs in the integrated marketplace are offering only group disability with workers' compensation. The Company believes it is well-positioned to deliver workers' compensation, group disability and group medical on an integrated basis, which provides the Company with a competitive advantage.

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

Retirement and Asset Accumulation

Allmerica Financial Services

 General

  The Allmerica Financial Services segment includes the individual financial products and the group retirement products and services businesses of FAFLIC and its wholly-owned subsidiary, AFLIAC, as well as the Company's registered investment advisor and broker-dealer affiliates. Through this segment, the Company is a leading provider of investment-oriented life insurance and annuities to upper income individuals and small businesses throughout the United States. These products are marketed through the Company's career agency force of 603 agents, to mutual fund providers for their variable annuity customers, and on a wholesale basis to financial planners and broker-dealers. For the year ended December 31, 1998, the Allmerica Financial Services segment accounted for $625.6 million, or 18.6%, of consolidated segment revenues and $166.7 million, or 55.8%, of consolidated segment income before taxes and minority interest.

  The Company offers a diverse line of products tailored to its customer market, including variable annuities, variable universal life, group retirement plan products, retirement plan funding products and universal life. The main components of the Company's current strategy in this segment are to:
(i) emphasize investment-oriented insurance products, particularly variable annuities and variable universal life insurance, (ii) continue to develop alternative distribution channels, (iii) leverage the Company's technological resources to support marketing and client service initiatives, (iv) improve the productivity of the career agency distribution system and (v) implement a targeted marketing approach emphasizing value-added service. Prior to 1998, the group retirement plan products were offered through the Company's Institutional Services segment.

  Throughout 1998, a significant distribution system in this segment is the career agent sales force. Virtually all of the Company's career agents are registered broker-dealer representatives, licensed to sell all of Allmerica Financial Services investment products, as well as its insurance products. The Company has implemented a performance-based compensation system which rewards agents and agencies based upon sales of products which provide greater profits for the Company. The Company has also instituted higher performance standards for agency retention, and requires that such standards be achieved earlier, in order to elevate the productivity of its agent sales force.

  In addition to its agency distribution system, the Company has established several other distribution channels, which have made significant contributions to the overall growth of variable product sales in this segment. Products sold through these channels include Allmerica Select life and annuity products, which are distributed through independent broker-dealers and financial planners, as well as annuity products sold through alliances with mutual fund partners such as Delaware Group ("Delaware"), Pioneer Group ("Pioneer"), Zurich Kemper Investments ("Kemper") and Fulcrum Trust ("Fulcrum"). New deposits from additional distribution channels have grown from 46.5% of statutory annuity premiums and deposits in 1996 to 72.3% in 1998. The Company's strategy is to pursue additional distribution channels and to seek to increase sales under its existing distribution channels.

  The Company has developed a number of new marketing and client service initiatives in order to encourage sales of its products and improve customer satisfaction. As part of its focus on the sale of investment-oriented insurance products, the Company has emphasized a financial planning approach utilizing face-to-face presentations and seminar programs to address different client needs. In order to identify a favorable prospective client base, the Company has developed a system utilizing advanced demographic screening and telemarketing techniques. The Company also regularly delivers seminars focused on retirement planning to these prospective clients. During 1998, the Company delivered approximately 600 seminars nationally with an average of more than 50 attendees.

  The Company has also utilized its technological resources to support its marketing and client service initiatives in this segment. The Company has developed automated portfolio re-balancing capabilities and graphical quarterly report statements, which are used to establish and monitor the desired mix of investments by individual contract and policyholders.

  According to 1998 A.M. Best's Policy Reports, the Company is among the ten largest writers of individual variable annuity contracts and individual variable universal life insurance policies in the United States in 1997, based on statutory premiums and deposits. Sales of variable products represented approximately 98.0%, 95.7% and 91.8% of this segment's statutory premiums and deposits in 1998, 1997 and 1996, respectively. Statutory premiums and deposits, a common industry benchmark for sales achievement, totaled $4,101.9 million, $3,188.8 million and $2,036.5 million in 1998, 1997 and 1996, respectively.

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

  In the past, legislation has been proposed that would have curtailed the tax-favored treatment of the life insurance and annuity products offered by the Company. These proposals were not enacted; however, such proposals or similar proposals are currently under consideration by Congress. If these or similar proposals directed at limiting the tax-favored treatment of life insurance policies and annuity contracts were enacted, market demand for such products offered by the Company would be adversely affected. The Company cannot predict the impact of such effects.

 Products

  The following table reflects premiums and deposits on a statutory accounting practices ("SAP") basis, including universal life and investment-oriented contract deposits, for the segment's major product lines, including the Closed Block, for the years ended December 31, 1998, 1997 and 1996. Receipts from various products are treated differently under GAAP and SAP. Under GAAP, universal life, variable universal life and annuity deposits are not included in revenues but are recorded directly to policyholder account balances.

                                                       1998     1997     1996
                                                     -------- -------- --------
                                                           (In millions)
   Statutory Premiums and Deposits
     Variable universal life........................ $  158.7 $  148.8 $  117.2
     Group variable universal life..................     73.3     68.3      7.4
     Separate account annuities.....................  2,585.9  2,186.1  1,160.9
     General account annuities (1)..................    622.2    234.7    147.9
     Retirement investment account annuities........     20.1     21.8     24.5
     Group annuities................................    561.6    387.2    412.2
     Universal life.................................     23.6     60.7     71.6
     Traditional life...............................     55.9     58.4     61.9
     Individual health..............................      0.6     22.8     32.9
                                                     -------- -------- --------
       Total statutory premiums and deposits........ $4,101.9 $3,188.8 $2,036.5
                                                     ======== ======== ========

--------
(1) The general account includes approximately $373.0 million of deposits made in conjunction with the introduction of a new annuity program which provides, for a limited time, enhanced crediting rates on deposits made into the Company's general account. Under this program, the funds are then transferred ratably, over a limited period of time, into the Company's separate account investments.

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

  The Company seeks to achieve product distinction with respect to its variable products on the basis of quality and diversity of the separate account investment options underlying these products. The Company's variable universal life and annuity products offer a variety of account investment options with choices ranging from money market funds to international equity funds. The number of these investment options has increased from 60 in 1996 to 98 in 1998, including those underlying the products sold through alternative distribution channels. For management of these separate accounts, the Company supplements its in-house expertise in managing fixed income assets with the equity management expertise of well-known mutual fund advisors, such as Fidelity Investments, as well as other independent management firms who specialize in the management of institutional assets. Additionally, the Company utilizes the services of an experienced investment consultant to the pension industry to assist it in the selection of these institutional managers and in the ongoing monitoring of their performance.

 Retirement Products

  In addition to the above, the Company provides consulting and investment services to defined benefit and defined contribution retirement plans of corporate employers, as well as the sale of group annuities to corporate pension plans. The Company also offers participant recordkeeping and administrative services to defined benefit and defined contribution retirement plans. Participants in defined contribution plans serviced by the Company have the option to invest their contributions to the plan in the Company's general account or choose from one of the Company's separate account investment options. Currently, the Company provides administration and recordkeeping for approximately 530 qualified pension and profit sharing plans, which have assets totaling $1.8 billion, and cover approximately 77,000 participants. To address the decrease in the market for defined benefit plans sponsored by employers, the Company has focused on increasing sales of defined contribution plans, targeting plans with less than 500 participants. Based on internal studies, management believes the size of this market provides the greatest opportunity in this line of business.

 Traditional Products

  The Company's primary insurance products contained in this segment are traditional life insurance products, including whole life and universal life, as well as fixed annuities and retirement plan funding products.

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

 Distribution

  A significant distribution channel for this segment is its national career agency sales force of 603 agents, housed in 19 general agencies located in or adjacent to most of the major metropolitan centers in the United States. Virtually all of these agents are licensed both as insurance agents and securities broker-dealers by the National Association of Securities Dealers ("NASD"), qualifying them to sell the full range of the Company's products. The Company has focused on improving the productivity and reducing the cost of its career agency system through performance-based compensation, higher performance standards for agency retention and agency training programs. The Company also regularly conducts comprehensive financial planning seminars and face-to-face presentations to address different investment objectives of clients. During 1998, total statutory premiums and deposits from sales of variable annuities through the agency sales force totaled $871.3 million, compared to $782.2 million in 1997.

  The Company has established several distribution channels for this segment's products utilizing independent broker-dealers and financial planners. Through these distribution channels, the Company has obtained access to over 400 distribution firms employing over 55,000 sales personnel. In addition, establishment of these channels has enabled the Company to offer a broader range of investment options through alliances with Delaware, Pioneer, Kemper and Fulcrum mutual funds. During 1998, total statutory premiums and deposits from sales of variable annuities through additional distribution channels totaled $2,334.5 million, compared to $1,621.6 million in 1997.

  Additionally, the Company offers its group retirement products for sale directly at the worksite through trained and licensed sales representatives. In addition to the Home Office, the Company maintains seven regional sales and service offices located in strategic financial markets. By using education and personalized consulting to increase employee purchases, the Company seeks to lower acquisition costs and increase employee participation levels.

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

 Insurance Reserves

  The Company has established liabilities for policyholders' account balances and future policy benefits in the consolidated balance sheets included in the 1998 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference, to meet obligations on various policies and contracts. Policyholders' account balances for universal life and investment-type policies are equal to cumulative account balances: deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the basis of assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation), which are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration.

 Reinsurance

  Consistent with the general practice in the life insurance industry, the Company has reinsured portions of the coverage provided by this segment's insurance products with other insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. The Company maintains a gross reserve for reinsurance liabilities. The Company ceded approximately 3.1% of this segment's total statutory life insurance premiums in 1998.

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

  The Company seeks to enter into reinsurance treaties with highly rated reinsurers. All of the reinsurers utilized by this segment have received an A.M. Best rating of "A- (Excellent)" or better (Best's Insurance Reports, 1998 edition). The Company believes that it has established appropriate reinsurance coverage for this segment based upon its net retained insured liabilities compared to its surplus. Based on its review of its reinsurers' financial positions and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

  The Company also obtains catastrophe reinsurance for life insurance in this segment through a catastrophe accident pool. The maximum pool reinsurance available per company is $50.0 million and the maximum pool reinsurance available for a single event is $125.0 million. Any amounts in excess of these limits are the responsibility of the company suffering the loss. Each participant in the pool pays a premium based on the share of claims paid by the pool. The Company's share of pool losses is approximately 2.5%. There have been three claims for which the Company's share was approximately $80,000 since the Company entered the pool on January 1, 1989. Approximately 125 companies currently participate in this pool.

  Effective January 1, 1998, the Company entered into an agreement with a highly rated reinsurer to reinsure the mortality risk on the universal life and variable universal life lines of business. Management believes that this agreement will continue to have an immaterial effect on the results of operations and financial position of the Company. In addition, during 1997, the Company entered into a 100% coinsurance agreement to reinsure substantially all of its individual disability income business.

 Competition

  There is strong competition among insurance companies seeking clients for the types of insurance, annuities and investment products sold by the Company in this segment. As of December 31, 1998, there were approximately 1,500 companies that offer life insurance in the United States, most of which offer one or more products similar to those offered by the Company. In some cases these products are offered through similar marketing techniques. In addition, the Company may face additional competition from banks and other financial institutions should current regulatory restrictions on the sale of insurance and securities by these institutions be repealed.

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

Allmerica Asset Management

 General

  Through the Allmerica Asset Management segment, the Company offers Stable Value Products, such as Guaranteed Interest Contracts (GICs), to ERISA-qualified retirement plans as well as other non-ERISA institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs. In addition, this segment contains a Registered Investment Advisor, which provides investment advisory services to affiliates and to other institutions, such as insurance companies, retirement plans and mutual funds.

  Prior to 1998, the Company offered GICs through its Institutional Services segment in FAFLIC, primarily to ERISA-qualified defined contribution and defined benefit retirement plans. In 1998, management of these products was transferred to Allmerica Asset Management, though the issuance of GICs continues to be through FAFLIC. In 1997, the Company began offering floating rate GICs, a specific type of GIC designed for non-ERISA institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs.

  For the year ended December 31, 1998, this segment accounted for approximately $121.7 million, or 3.6%, of consolidated segment revenues, and income of $23.7 million, or 7.9%, of consolidated segment income before taxes and minority interest.

 Products and Services

  Stable Value Products

  Three types of Stable Value Products are offered: the traditional GIC, the synthetic GIC, and the non-qualified GIC, often referred to as "Funding Agreements" or "floating rate GICs". The traditional GIC is issued to ERISA-qualified retirement plans, and provides a fixed guaranteed interest rate and fixed maturity for each contract. Some of the traditional GICs provide for a specific lump sum deposit and no withdrawals prior to maturity. Other traditional GICs allow for window deposits and/or benefit-sensitive withdrawals prior to maturity, for which the Company builds an additional risk charge into the guaranteed interest rate. The synthetic GIC is similar to the traditional GIC, except that the underlying investments are generally held and managed by a third party, in accordance with specific investment guidelines, and the Company periodically resets the guaranteed interest rate for in-force funds, based on the actual investment experience of the funds. The floating rate GIC is similar to the traditional GIC, except that it is issued to non-ERISA institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs. This market tends to prefer short duration instruments, so it is typical for the floating rate GIC to have short maturities and periodic interest rate resets, based on an index such as LIBOR.

  During 1998, total traditional GIC sales were less than $10.0 million and floating rate GIC sales were approximately $1.1 billion, up from $250.0 million in 1997. There were no sales of synthetic GICs. The continued low volume of traditional and synthetic GIC sales reflects the Company's decision to sell these products only when the profit margins meet the Company's standards. The Company expects to continue its sales of floating rate GICs in 1999.

  Investment Advisory Services

  Through its registered investment advisor, Allmerica Asset Management, Inc., the Company provides investment advisory services to affiliates and to other institutions, including unaffiliated insurance companies, retirement plans, foundations and mutual funds. At December 31, 1998, Allmerica Asset Management had assets under management of approximately $13.2 billion, of which approximately $1.4 billion represented assets managed for third party clients (i.e. entities unaffiliated with the Company). Assets under management for third party clients grew by over $1.0 billion during 1998.

  Distribution

  The Company distributes Stable Value Products through brokers, GIC investment managers and directly from the Home Office. Investment advisory services are marketed directly.

  Competition

  Prior to 1995, all GIC sales consisted of traditional GICs. Around that time, increased sensitivity to claims-paying ratings of GIC issuers, a reduction in the amount of new funds allocated to the purchase of GICs in general, and an increase in availability of non-traditional GIC alternatives, resulted in an increasingly difficult market in which to sell traditional GICs. At that time, the Company introduced its synthetic GIC, selling about $110.0 million of this product in the first year. Since then, increased competition in the synthetic GIC market has driven margins on new business down to extremely low levels.

  The Company introduced its floating rate GIC product in the latter part of 1997. There are approximately two dozen insurance companies that compete in the floating rate GIC market. Floating rate GICs are one of a variety of instruments being purchased by the buyers in this market, and the Company views these other instruments as comprising the primary competition. Short-term commercial paper issued by corporations is the most common of these competing instruments. The primary factors affecting the ability to sell are the yields offered, short term ratings (and to a lesser extent, claims paying ratings) and product structure. With its expertise in asset/liability management, the Company is able to offer yields that are very competitive with comparably rated instruments, and a variety of product structures, while earning an attractive return on capital, with low volatility.

Investment Portfolio

 General

  At December 31, 1998, the Company held $10.4 billion of investment assets, including $770.5 million of investment assets in the Closed Block. These investments are generally of high quality and broadly diversified across asset classes and individual investment risks. The major categories of investment assets are: fixed maturities, which includes both investment grade and below investment grade public and private debt securities; equity securities; mortgage loans, principally on commercial properties; real estate, which consists primarily of investments in commercial properties; policy loans and other long-term investments. The remainder of the investment assets is comprised of cash and cash equivalents.

  Management has an integrated approach to developing an investment strategy for the Company that maximizes income, while incorporating overall asset allocation, business segment objectives, and asset/liability management tailored to specific insurance or investment product requirements. The Company's integrated approach and the execution of the investment strategy are founded upon a value orientation. The Company's investment professionals seek to identify undervalued securities in the markets through extensive fundamental research and credit analysis. Management believes this research-driven, value orientation is a key to achieving the overall investment objectives of producing superior rates of return, preserving capital and meeting the financial goals of the Company's business segments.

  The appropriate asset allocation for the Company (the selection of broad investment categories such as fixed maturities, equity securities, mortgages and real estate) is determined by management initially through a process that focuses overall on the types of businesses in each segment that the Company engages in and the level of surplus (net worth) required to support these businesses.

  At the segment level, the Company has developed an asset/liability management approach tailored to specific insurance, investment product and income objectives. The investment assets of the Company are then managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, management develops investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Specific investments frequently meet the requirements of, and are acquired by, more than one investment portfolio (or investment segment of the general account of FAFLIC or AFLIAC, with each investment segment holding a pro rata interest in such investments and the cash flows therefrom). Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and its exposure to individual borrowers, industries, sectors and, in the case of mortgages and real estate, property types and geographic locations. In 1998, management continued its strategy of shifting portfolio holdings from equity securities to higher quality fixed maturity securities, as well as decreasing overall investment exposure in certain limited partnership investments, to meet income objectives. All investments held by the Company's insurance subsidiaries are subject to diversification requirements under insurance laws.

  Consistent with this management approach, portfolio managers maintain close working relationships with the managers of related product lines within the Property and Casualty, Corporate Risk Management Services, Allmerica Financial Services and Allmerica Asset Management segments. Changes in the outlook for investment markets or the returns generated by portfolio holdings are reflected as appropriate on a timely basis in the pricing of the Company's products and services.

Rating Agencies

  Insurance companies are rated by rating agencies to provide both industry and participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims.

  FAFLIC, AFLIAC, Hanover and Citizens all received an A.M. Best financial condition rating of A (Excellent) in 1998.

  FAFLIC and AFLIAC were given Duff & Phelps claims-paying ability ratings of AA (Very High) in May 1998.

  FAFLIC, AFLIAC and Hanover were given Moody's financial strength ratings of A1 (Good) in December 1998.

  FAFLIC, AFLIAC and Hanover, together with its subsidiaries, including Citizens Insurance, were given S&P claims-paying ability rating of AA- (Excellent) as of March 10, 1999.

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

                                    ITEM 2

                                  PROPERTIES

  The Company's headquarters are located at 440 Lincoln Street, Worcester, Massachusetts, and consist primarily of approximately 758,000 rentable square feet of office and conference space owned in fee and include the headquarters of Hanover.

  Citizens owns its home office, located at 645 W. Grand River, Howell, Michigan, which is approximately 127,000 rentable square feet. Citizens also owns a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 209,000 rentable square feet, where various business operations are conducted.

  The Company leases office space for its sales force throughout the United States. The leased property houses agency offices and group insurance sales offices. Hanover also leases offices throughout the country for its field employees.

  The Company believes that its facilities are adequate for its present needs in all material respects.

                                    ITEM 3

                               LEGAL PROCEEDINGS

  Reference is made to Note 21 on page 81 of the Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

Sales Practices

  In July 1997, a lawsuit on behalf of a putative class was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In October 1997, the plaintiffs voluntarily dismissed the Louisiana suit and filed a substantially similar action in Federal District Court in Worcester, Massachusetts. In early November 1998, the Company and the plaintiffs entered into a settlement agreement. The court granted preliminary approval of the settlement on December 4, 1998, and has scheduled a hearing in March 1999 to consider final approval. Accordingly, AFC recognized a $20.2 million expense, net of taxes, during the third quarter of 1998 related to this litigation. Although the Company believes that this expense reflects appropriate recognition of its obligation under the settlement, this estimate assumes the availability of insurance coverage for certain claims, and the estimate may be revised based on an amount of reimbursement actually tendered by AFC's insurance carriers, if any, and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

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

                                    PART II

                                    ITEM 5

                   MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED SHAREHOLDER MATTERS

Common Stock and Shareholder Ownership

  The common stock of Allmerica Financial Corporation is traded on the New York Stock Exchange under the symbol "AFC". On March 15, 1999, the Company had 50,432 shareholders of record and 56,729,421 million shares outstanding. On the same date, the trading price of the Company's common stock was $52 7/8 per share.

Common Stock Prices and Dividends

                                                       High     Low    Dividends
                                                      ------- -------- ---------
1998
  First Quarter...................................... $66 3/8 $42 5/16   $0.05
  Second Quarter..................................... $72 1/8 $61 5/16   $0.05
  Third Quarter...................................... $72 1/8 $57 5/16   $0.05
  Fourth Quarter..................................... $57 7/8 $39 1/4      --
1997
  First Quarter...................................... $40 1/4 $32 5/8    $0.05
  Second Quarter..................................... $40 3/8 $33 1/2    $0.05
  Third Quarter...................................... $45 1/4 $39 1/4    $0.05
  Fourth Quarter..................................... $51     $42 7/8    $0.05

1998 Dividend Schedule

  Allmerica Financial Corporation declared no cash dividend during the fourth quarter of 1998. The Company has announced its intention to change its common stock dividend schedule from a quarterly basis to an annual basis. In addition, the Company anticipates an annual dividend of $0.25 per share as compared to prior years' quarterly dividends of $0.05 per share. The payment of future dividends, if any, on the Company's Common Stock will be a business decision made by the Board of Directors from time to time based upon the results of operations and financial condition of the Company and such other factors as the Board of Directors considers relevant.

  Dividends paid by the Company may be funded from dividends paid to the Company from its subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. Reference is made to "Liquidity and Capital Resources" on pages 44-45 of Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 14 on page 76 of the Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

                                    ITEM 6

                            SELECTED FINANCIAL DATA

  Reference is made to the "Five Year Summary of Selected Financial Highlights" on page 25 of the 1998 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26-47 of the 1998 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 7A

           QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 40-43 of the 1998 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to the Consolidated Financial Statements on pages 49-53 and the accompanying Notes to Consolidated Financial Statements on pages 54-83 of the 1998 Annual Report to Shareholders which meet the requirements of Regulation S-X, and which include a summary of quarterly results of consolidated operations (see Note 23 of Notes to Consolidated Financial Statements--page 83), which is incorporated herein by reference.

                                    ITEM 9

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

                                    ITEM 10

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

  Information regarding Directors of the Company is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1999, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is biographical information concerning the executive officers of the Company.

John F. O'Brien, 55
 Director, Chief Executive Officer and President of the Company since February 1995

  See biography under "Directors of the Registrant" above.

Bruce C. Anderson, 54
 Vice President of the Company since February 1995

  Mr. Anderson has been Vice President of AFC since February 1995 and Vice President of Allmerica P&C and Citizens since March 1997. Mr. Anderson has been employed by FAFLIC since 1967 and has been Vice President and Director of FAFLIC since October 1984 and April 1996, respectively. In addition, Mr. Anderson is a director and/or executive officer at various other non-public affiliates.

Robert E. Bruce, 48
 Vice President of the Company since July 1997

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

John P. Kavanaugh, 44
 Vice President and Chief Investment Officer of the Company since 1996

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

John F. Kelly, 60
 Vice President and General Counsel of the Company since February 1995

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

J. Barry May, 51
 Vice President of the Company since February 1997

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

James R. McAuliffe, 54
 Vice President of the Company since February 1995

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

Edward J. Parry, III, 39
 Vice President and Treasurer of the Company since February 1995
 Chief Financial Officer of the Company since December 1996

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

Richard M. Reilly, 60
 Vice President of the Company since February 1997

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

Robert P. Restrepo, 48
 Vice President of the Company since May 1998

  Mr. Restrepo has been Vice President of AFC and President, Chief Executive Officer and Director of Allmerica P&C since May 1998. Prior to joining AFC, Mr. Restrepo was Chief Executive Officer, Personal Lines at Travelers Property and Casualty, a member of the Travelers Group from January 1996 to May 1998. Additionally, Mr. Restrepo was the Senior Vice President, Personal Lines at Aetna Life & Casualty Company from March 1991 to January 1996. Mr. Restrepo is also a director and/or executive officer at various other non-public affiliates of AFC.

Eric A. Simonsen, 53
 Vice President of the Company since February 1995

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

Phillip E. Soule, 49
 Vice President of the Company since February 1997

  Mr. Soule has been Vice President of AFC, Citizens, and FAFLIC since February 1997, March 1997 and February 1987, respectively, and of Allmerica P&C since September 1996. He was Vice President of AFC from February 1995 through December 1995. Mr. Soule has been employed by FAFLIC since 1972 in various capacities.

                                    ITEM 11

                            EXECUTIVE COMPENSATION

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1999, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    ITEM 12

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1999, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    ITEM 13

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1999, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

                                    ITEM 14

       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

  The consolidated financial statements and accompanying notes thereto on pages 49 through 83 of the 1998 Annual Report to Shareholders have been incorporated herein by reference in their entirety.

                                                                        Annual
                                                                        Report
                                                                        Page(s)
                                                                        -------
   Report of Independent Accountants..................................      48
   Consolidated Statements of Income for the years ended December 31,
    1998, 1997
    and 1996..........................................................      49
   Consolidated Balance Sheets as of December 31, 1998 and 1997.......      50
   Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 1998, 1997 and 1996..................................      51
   Consolidated Statements of Comprehensive Income for the years ended
    December 31, 1998, 1997 and 1996..................................      52
   Consolidated Statements of Cash Flows for the years ended December
    31, 1998, 1997
    and 1996..........................................................      53
   Notes to Consolidated Financial Statements.........................   54-83

(a)(2) Financial Statement Schedules

                                                                   Page No. in
 Schedule                                                          this Report
 --------                                                          -----------
          Report of Independent Accountants on Financial
          Statement Schedules....................................        39
   I      Summary of Investments--Other than Investments in
          Related Parties........................................        40
   II     Condensed Financial Information of Registrant..........     41-43
   III    Supplementary Insurance Information....................     44-46
   IV     Reinsurance............................................        47
   V      Valuation and Qualifying Accounts......................        48
   VI     Supplemental Information concerning Property/Casualty
          Insurance Operations...................................        49

(a)(3) Exhibit Index

  Exhibits filed as part of this Form 10-K are as follows:

    2.1 Plan of Reorganization.+
    2.2 Stock and Asset Purchase Agreement by an among State Mutual Life
        Assurance Company of America, 440 Financial Group of Worcester, Inc.,
        and The Shareholder Services Group, Inc. dated as of March 9, 1995.+
    3.1 Certificate of Incorporation of AFC.+
    3.2 By-Laws of AFC.+
    4   Specimen Certificate of Common Stock.+
    4.1 Form of Indenture relating to the Debentures between the Registrant and
        State Street Bank & Trust Company, as trustee.++
    4.2 Form of Global Debenture.++
    4.3 Amended and Restated Declaration of Trust of AFC Capital Trust I dated
        February 3, 1997.+++++
    4.4 Indenture dated February 3, 1997 relating to the Junior Subordinated
        Debentures of AFC.+++++
    4.5 Series A Capital Securities Guarantee Agreement dated February 3,
        1997.+++++
    4.6 Common Securities Guarantee Agreement dated February 3, 1997.+++++

    4.8  Rights Agreement dated as of December 16, 1997, between the
         Registrant and First Chicago Trust Company of New York as Rights
         Agent, filed as Exhibit 1 to the Company's Form 8-A dated
         December 17, 1997 is incorporated herein by reference.
   10.3  Administrative Services Agreement between State Mutual Life
         Assurance Company of America and The Hanover Insurance Company, dated July 19, 1989.+
   10.4  First Allmerica Financial Life Insurance Company Employees'
         401(k) Matched Savings Plan incorporated by reference to Exhibit
         10.1 to the Allmerica Financial Corporation Registration
         Statement on Form 8-K (No. 333-576) and incorporated herein by reference originally filed with the Commission on January 24, 1996.
   10.5  State Mutual Life Assurance Company of America Excess Benefit
         Retirement Plan.+
   10.6  State Mutual Life Assurance Company of America Supplemental
         Executive Retirement Plan.+
   10.7  State Mutual Incentive Compensation Plan.+
   10.8  State Mutual Companies Long-Term Performance Unit Plan.+
   10.9 Indenture of Lease between State Mutual Life Assurance Company of America and the Hanover Insurance Company dated July 3, 1984 and corrected First Amendment to Indenture of Lease dated
         December 20, 1993.+
   10.12 Lease dated March 23, 1993 by and between Aetna Life Insurance
         Company and State Mutual Life Assurance Company of America, including amendments thereto, relating to property in Atlanta, Georgia.+
   10.13 Stockholder Services Agreement dated as of January 1, 1992 between Private Healthcare Systems, Inc. and State Mutual Life
         Assurance Company of America, the successor to its wholly-owned subsidiary, Group Healthcare Network, Inc.+
   10.14 Lease dated January 26, 1995 by and between Citizens Insurance and Upper Peninsula Commission for Area Progress, Inc., including amendments thereto, relating to property in Escanaba, Michigan.+
   10.16 Trust Indenture for the State Mutual Life Assurance Company of
         America Employees' 401(k) Matched Savings Plan between State
         Mutual Life Assurance Company of America and Bank of
         Boston/Worcester.+
   10.17 State Mutual Life Assurance Company of America Non-Qualified
         Executive Retirement Plan.+
   10.18 State Mutual Life Assurance Company of America Non-Qualified
         Executive Deferred Compensation Plan.+
   10.19 The Allmerica Financial Cash Balance Pension Plan incorporated by reference to Exhibit 10.19 to the Allmerica Financial
         Corporation September 30, 1995 report on Form 10-Q and incorporated herein by reference.
   10.20 The Allmerica Financial Corporation Employment Continuity
         Plan.++++++
   10.21 Amended and Restated Form of Non-Solicitation Agreement executed by substantially all of the executive officers of AFC incorporated by reference to Exhibit 10.21 to the Allmerica
         Financial Corporation June 30, 1997 report on Form 10-Q and incorporated herein by reference.
   10.23 Amended Allmerica Financial Corporation Long-Term Stock
         Incentive Plan.+++++++
   10.24 The Allmerica Financial Corporation Director Stock Ownership
         Plan incorporated by reference to Exhibit 10.21 to the Allmerica
         Financial Corporation June 30, 1996 report on Form 10-Q and incorporated herein by reference.
   10.25 Reinsurance Agreement dated September 29, 1997 between First
         Allmerica Financial Life Insurance Company and Metropolitan Life
         Insurance Company.+++++++
   10.26 Consolidated Service Agreement between Allmerica Financial
         Corporation and its subsidiaries, dated January 1, 1998.+++++++
   10.27 Deferral Agreement, dated April 4, 1997, between Allmerica
         Financial Corporation and John F. O'Brien.+++++++
   10.28 Severance Agreement, dated September 25, 1997, between First
         Allmerica Financial Life Insurance Company and Larry C.
         Renfro.+++++++

   10.29 Credit agreement dated as of June 17, 1998 between the Registrant and the Chase Manhattan Bank incorporated by reference to Exhibit 10.29 to the Allmerica Financial Corporation June 30, 1998 report on Form 10-Q and incorporated herein by reference.
   10.30 Form of Deferral Agreement executed by substantially all of the executive officers of AFC dated January 30, 1998.
   10.31 Form of Restricted Stock Agreement, dated January 30, 1998 and executed by substantially all of the executive officers of AFC.
   10.32 Form of Converted Stock Agreement, dated January 30, 1998 and executed by substantially all of the executive officers of AFC.
   10.33 Employment Agreement, dated May 13, 1998 between First Allmerica
         Financial Life Insurance Company and Robert P. Restrepo, Jr.
   10.34 Restricted Stock Agreement, dated May 26, 1998, between Allmerica
         Financial Corporation and Robert P. Restrepo, Jr.
   10.35 Credit agreement dated as of December 1, 1998 between the Registrant and the Chase Manhattan Bank.
   13    The following sections of the Annual Report to Shareholders for 1998
         ("1998 Annual Report") which are expressly incorporated by reference into this Annual Report on Form 10-K:
         . Management's Discussion and Analysis of Financial Condition and
           Results of Operations at pages 26 through 47 of the 1998 Annual
           Report.
         . Consolidated Financial Statements and Notes thereto at pages 49 through 83 of the 1998 Annual Report.
         . Independent Auditors' Report at page 48 of the 1998 Annual Report.
         . The information appearing under the caption "Five Year Summary of
           Selected Financial Highlights" at page 25 of the 1998 Annual Report.
         . The information appearing under the caption "Shareholder
           Information" at page 85 of the 1998 Annual Report.
   21    Subsidiaries of AFC.
   23    Consent of PricewaterhouseCoopers LLP.
   24    Power of Attorney.
   27    Financial Data Schedule.
   99.1  Internal Revenue Service Ruling dated April 15, 1995.+
   99.2  Important Factors Regarding Forward Looking Statements.

--------
      + Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's Registration Statement on Form S-1 (No. 33-91766) originally filed with the Commission on May 1, 1995.
     ++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's Registration Statement on Form S-1 (No. 33-96764) originally filed with the Commission on September 11, 1995.
    +++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's 1995 Annual Report on Form 10-K originally filed with the Commission on March 28, 1996.
   ++++ Incorporated by herein by reference to Exhibit I of the Current Report of the Registrant (Commission File No. 1-13754) filed February 20, 1997.
  +++++ Incorporated herein by reference to Exhibits 2, 3, 4, 5 and 6, respectively, contained in the Registrant's Current Report on Form 8-K filed on February 5, 1997.
 ++++++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's 1996 Annual Report on Form 10-K originally filed with the Commission on March 24, 1997.
+++++++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's 1997 Annual Report on Form 10-K originally filed with the Commission on March 27, 1998

(b) Reports on Form 8-K

  On October 15, 1998, Allmerica Financial Corporation announced that third quarter operating earnings will be impacted by an estimated $0.25 to $0.30 per share as a result of losses relating to increased frequency of catastrophes and lower investment income.

  On October 27, 1998, Allmerica Financial Corporation announced that it, or a subsidiary, would commence a cash tender offer to acquire all of the outstanding shares of Citizens Corporation that it did not already own.

  On October 29, 1998, Allmerica Financial Corporation announced its financial results for the three months ended September 30, 1998.

  On November 16, 1998, Allmerica Financial Corporation and Citizens Corporation announced that pursuant to an agreement between the Special Committee of the Board of Directors of Citizens Corporation and Allmerica Financial Corporation, the offer price in the outstanding Offer to Purchase by Allmerica was increased and amended to $33.25 per share in cash. The Citizens Special Committee agreed to recommend that Citizens stockholders accept the revised offer price and tender their shares.

  On November 24, 1998, Allmerica Financial Corporation announced that fourth quarter results will be negatively impacted by an estimated $11 million in pre-tax catastrophe losses as a result of a sustained wind storm that struck Michigan during early November 1998.

  On December 4, 1998, Allmerica Financial Corporation announced that it reached a settlement agreement in a class action lawsuit in connection with the sale of life insurance policies issued by the Company from 1978 to May 31, 1998. The settlement agreement is subject to a court determination that it is fair and reasonable, and to court approval. The fairness hearing is expected to be held during the spring of 1999.

  On December 14, 1998, Allmerica Financial Corporation issued a press release relating to the consummation of the merger of Citizens Acquisition Corporation with and into Citizens Corporation. As a result of such merger, Citizens Corporation became a wholly-owned subsidiary of Allmerica Financial Corporation.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Allmerica Financial Corporation
                                                        Registrant

Date: March 24, 1999                                /s/ John F. O'Brien
                                          By: _________________________________
                                                     John F. O'Brien,
                                                  Chairman of the Board,
                                                Chief Executive Officer and
                                                         President
  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 1999                                /s/ John F. O'Brien
                                          By: _________________________________
                                                     John F. O'Brien,
                                                  Chairman of the Board,
                                                Chief Executive Officer and
                                                         President

Date: March 24, 1999                             /s/ Edward J. Parry, III
                                          By: _________________________________
                                                   Edward J. Parry III,
                                              Vice President, Chief Financial
                                             Officer, Treasurer and Principal
                                                    Accounting Officer

Date: March 24, 1999                                        *
                                          By: _________________________________
                                                   Michael P. Angelini,
                                                         Director

Date: March 24, 1999                                        *
                                          By: _________________________________
                                                     Gail L. Harrison,
                                                         Director

Date: March 24, 1999
                                          By: _________________________________
                                                   Robert P. Henderson,
                                                         Director

Date: March 24, 1999                                        *
                                          By: _________________________________
                                                    M. Howard Jacobson,
                                                         Director

Date: March 24, 1999                                        *
                                          By: _________________________________
                                                    J. Terrence Murray,
                                                         Director

Date: March 24, 1999                                        *
                                          By: _________________________________
                                                     Robert J. Murray,
                                                         Director

Date: March 24, 1999                                         *
                                          By: _________________________________
                                                     John L. Sprague,
                                                         Director

Date: March 24, 1999                                         *
                                          By: _________________________________
                                                    Robert G. Stachler,
                                                         Director

Date: March 24, 1999                                         *
                                          By: _________________________________
                                                    Herbert M. Varnum,
                                                         Director

Date: March 24, 1999                                         *
                                          By: _________________________________
                                                     Richard M. Wall,
                                                         Director

                                                    /s/ Edward J. Parry
                                          *By: ________________________________
                                                     Edward J. Parry,
                                                     Attorney-in-fact

                     Report of Independent Accountants on
                         Financial Statement Schedules

To the Board of Directors
 of Allmerica Financial Corporation

Our audits of the consolidated financial statements referred to in our report dated February 2, 1999, appearing in the Allmerica Financial Corporation 1998 Annual Report to Shareholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
_____________________________________
PricewaterhouseCoopers LLP
Boston, Massachusetts
February 2, 1999

                                                                      Schedule I

                        ALLMERICA FINANCIAL CORPORATION
       Summary of Investments--Other than Investments in Related Parties
                               December 31, 1998

                                                                   Amount at
                                                                  which shown
                                                                 in the balance
Type of Investment                              Cost (1)  Value      sheet
------------------                              -------- ------- --------------
                                                         (In millions)
Fixed maturities:
  Bonds:
    United States Government and government
     agencies and authorities.................. $  213.1 $ 201.4    $  201.4
    States, municipalities and political
     subdivisions..............................  2,408.9 2,486.7     2,486.7
    Foreign governments........................    107.9   111.1       111.1
    Public utilities...........................    431.3   434.6       434.6
    All other corporate bonds..................  4,161.6 4,244.0     4,244.0
  Redeemable preferred stocks..................    295.4   303.0       303.0
                                                -------- -------    --------
    Total fixed maturities.....................  7,618.2 7,780.8     7,780.8
                                                -------- -------    --------
Equity securities:
  Common stocks:
    Public utilities...........................      3.7     4.6         4.6
    Banks, trust and insurance companies.......      9.1    16.7        16.7
    Industrial, miscellaneous and all other....    215.6   353.9       353.9
  Nonredeemable preferred stocks...............     24.7    21.9        21.9
                                                -------- -------    --------
    Total equity securities....................    253.1   397.1       397.1
                                                -------- -------    --------
Mortgage loans on real estate..................    562.3  XXXXXX       562.3
Real estate (2)................................     20.4  XXXXXX        20.4
Policy loans...................................    154.3  XXXXXX       154.3
Other long-term investments....................    142.7  XXXXXX       142.7
                                                --------            --------
    Total investments.......................... $8,751.0  XXXXXX    $9,057.6
                                                ========            ========

--------
(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2) Includes $14.5 million of real estate acquired through foreclosure.

                                                                    Schedule II

                        ALLMERICA FINANCIAL CORPORATION
                 Condensed Financial Information of Registrant
                              Parent Company Only
             Statements of Income for the Years Ended December 31,

                                                        1998    1997    1996
                                                       ------  ------  ------
                                                          (In millions)
Revenues
  Net investment income............................... $  7.1  $ 11.4  $  2.7
  Net realized investment gains (losses)..............    1.7    (0.2)   (0.9)
                                                       ------  ------  ------
    Total revenues....................................    8.8    11.2     1.8
                                                       ------  ------  ------
Expenses
  Interest expense....................................   40.5    41.1    15.3
  Operating expenses..................................    2.5     5.0     3.3
                                                       ------  ------  ------
    Total expenses....................................   43.0    46.1    18.6
                                                       ------  ------  ------
Net income before federal income taxes and equity in
 net income of unconsolidated subsidiaries............  (34.2)  (34.9)  (16.8)
Income tax benefit:
  Federal.............................................   12.4    11.8     5.9
  State...............................................    0.5     0.5     --
Equity in net income of unconsolidated subsidiaries...  222.5   231.8   192.8
                                                       ------  ------  ------
Net income............................................ $201.2  $209.2  $181.9
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

                                                                    Schedule II
                                                                    (continued)

                        ALLMERICA FINANCIAL CORPORATION
                 Condensed Financial Information of Registrant
                              Parent Company Only

                                Balance Sheets

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                               (In millions,
                                                             except share and
                                                              per share data)
Assets
  Fixed maturities-at fair value (amortized cost of $0.8 and
   $3.4).................................................... $    0.9  $    3.5
  Cash and cash equivalents.................................      2.9       0.9
  Investment in unconsolidated subsidiaries.................  3,008.0   2,898.7
  Receivable from subsidiaries..............................     43.9       --
  Other assets..............................................      0.5      12.8
                                                             --------  --------
    Total assets............................................ $3,056.2  $2,915.9
                                                             ========  ========
Liabilities
  Expenses and taxes payable................................ $   34.7  $   10.0
  Interest and dividends payable............................     13.0      15.8
  Short-term debt...........................................     41.1       --
  Long-term debt............................................    508.8     508.8
                                                             --------  --------
    Total liabilities.......................................    597.6     534.6
                                                             --------  --------
Shareholders' Equity
  Preferred stock, par value $0.01 per share, 20.0 million
   shares authorized, none issued...........................      --        --
  Common stock, par value $0.01 per share, 300.0 million
   shares authorized, 60.4 million and 60.0 million shares
   issued at December 31, 1998 and December 31, 1997,
   respectively.............................................      0.6       0.6
  Additional paid-in capital................................  1,768.8   1,755.1
  Accumulated other comprehensive income....................    180.5     217.3
  Retained earnings.........................................    599.9     408.3
  Treasury stock at cost (1.8 million shares)...............    (91.2)      --
                                                             --------  --------
    Total shareholders' equity..............................  2,458.6   2,381.3
                                                             --------  --------
    Total liabilities and shareholders' equity.............. $3,056.2  $2,915.9
                                                             ========  ========

  The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

                        ALLMERICA FINANCIAL CORPORATION
                 Condensed Financial Information of Registrant
                              Parent Company Only

           Statement of Cash Flows for the Years Ended December 31,

                                                      1998     1997     1996
                                                     -------  -------  -------
                                                          (In millions)
Cash flows from operating activities
 Net income......................................... $ 201.2  $ 209.2  $ 181.9
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in undistributed income of subsidiaries....  (222.5)  (231.8)  (192.8)
  Net realized investment (gains) losses............    (1.7)     0.2      0.9
  Change in expenses and taxes payable..............    24.7      0.9      0.9
  Change in interest and dividends payable..........    (2.8)    10.0      0.1
  Change in receivable from subsidiaries............   (43.9)     --       --
  Other, net........................................     8.0     (0.3)    (3.8)
                                                     -------  -------  -------
Net cash used in operating activities...............   (37.0)   (11.8)   (12.8)
                                                     -------  -------  -------
Cash flows from investing activities
 Capital contributed to unconsolidated
  subsidiaries......................................   (95.7)   (79.9)     --
 Proceeds from disposals and maturities of
  available-for-sale fixed maturities...............   123.9     98.7     32.7
 Purchase of available-for-sale fixed maturities....     --     (74.9)   (59.6)
 Purchase of minority interest in Allmerica P&C.....     --    (425.6)     --
 Proceeds from sale of common stock of subsidiary...     --     195.0      --
 Purchase of equity securities......................     --       --      (0.7)
                                                     -------  -------  -------
Net cash provided by (used in) investing
 activities.........................................    28.2   (286.7)   (27.6)
                                                     -------  -------  -------
Cash flow from financing activities
 Increase in long-term debt.........................     --       9.3      --
 Dividend received from FAFLIC......................    50.0      --       --
 Net proceeds from issuance of commercial paper.....    41.1      --       --
 Net proceeds from issuance of common stock.........    11.4      2.8      --
 Proceeds from the issuance of mandatorily
  redeemable preferred securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company.........................     --     296.3      --
 Treasury stock purchase............................   (82.7)     --       --
 Dividends paid to shareholders.....................    (9.0)   (11.5)   (10.0)
                                                     -------  -------  -------
Net cash provided by (used in) financing
 activities.........................................    10.8    296.9    (10.0)
                                                     -------  -------  -------
Net change in cash and cash equivalents.............     2.0     (1.6)   (50.4)
Cash and cash equivalents at beginning of the
 period.............................................     0.9      2.5     52.9
                                                     -------  -------  -------
Cash and cash equivalents at end of the period...... $   2.9  $   0.9  $   2.5
                                                     =======  =======  =======

  The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                    Schedule III

                        ALLMERICA FINANCIAL CORPORATION
                      Supplementary Insurance Information

                               December 31, 1998

                                Future
                                policy                                                       Amortiza-
                              benefits,             Other                         Benefits,   tion of
                    Deferred   losses,              policy                         claims,    deferred
                     policy   claims and          claims and          Net invest- losses and   policy     Other    Prem-
                    acquisi-     loss    Unearned  benefits  Premium     ment     settlement  acquisi-  operating   iums
                   tion costs  expenses  premiums  payable   revenue    income     expenses  tion costs expenses  written
                   ---------- ---------- -------- ---------- -------- ----------- ---------- ---------- --------- --------
                                                                (In millions)
Risk Management
Property and Ca-
 sualty..........   $  164.9   $2,597.3   $834.9   $   10.5  $1,966.3   $228.9     $1,493.7    $379.7    $187.1   $1,955.1
Corporate Risk
 Management
 Services........        2.6      358.1      5.2       10.9     336.0     20.7        248.9       3.2     185.6        --
Retirement and
 Asset
 Accumulation
Allmerica Finan-
 cial Services...      993.1    2,663.1      3.1      823.8       2.7    253.1        219.3      69.6     211.6        --
Allmerica Asset
 Management......        0.6        --       --     1,791.8       --     111.4         89.3       0.3       8.4        --
Corporate........        --         --       --         --        --      11.9          --        --       63.8        --
Eliminations.....        --         --       --         --        --      (1.8)         --        --       (7.6)       --
                    --------   --------   ------   --------  --------   ------     --------    ------    ------   --------
 Total...........   $1,161.2   $5,618.5   $843.2   $2,637.0  $2,305.0   $624.2     $2,051.2    $452.8    $648.9   $1,955.1
                    ========   ========   ======   ========  ========   ======     ========    ======    ======   ========

                        ALLMERICA FINANCIAL CORPORATION
                      Supplementary Insurance Information

                               December 31, 1997

                                Future
                                policy                                                       Amortiza-
                              benefits,             Other                         Benefits,   tion of
                    Deferred   losses,              policy                         claims,    deferred
                     policy   claims and          claims and          Net invest- losses and   policy     Other    Prem-
                    acquisi-     loss    Unearned  benefits  Premium     ment     settlement  acquisi-  operating   iums
                   tion costs  expenses  premiums  payable   revenue    income     expenses  tion costs expenses  written
                   ---------- ---------- -------- ---------- -------- ----------- ---------- ---------- --------- --------
                                                                (In millions)
Risk Management
Property and Ca-
 sualty..........    $167.2    $2,615.4   $838.3   $   10.8  $1,953.1   $253.3     $1,445.5    $399.9    $198.4   $1,991.8
Corporate Risk
 Management
 Services........       2.9       331.4      6.3        9.2     333.0     23.1        238.9       3.3     136.8        --
Retirement and
 Asset
 Accumulation
Allmerica Finan-
 cial Services...     794.5     2,476.9      2.2      847.5      24.9    281.6        256.1       8.1     217.8        --
Allmerica Asset
 Management......       0.9         --       --       985.2       0.1     82.5         64.2       0.5       8.0        --
Corporate........       --          --       --         --        --      14.0          --        --       64.1        --
Eliminations.....       --          --       --         --        --      (1.1)         --        --      (11.5)       --
                     ------    --------   ------   --------  --------   ------     --------    ------    ------   --------
 Total...........    $965.5    $5,423.7   $846.8   $1,852.7  $2,311.1   $653.4     $2,004.7    $411.8    $613.6   $1,991.8
                     ======    ========   ======   ========  ========   ======     ========    ======    ======   ========

                        ALLMERICA FINANCIAL CORPORATION
                      Supplementary Insurance Information

                               December 31, 1996

                                Future
                                policy                                                       Amortiza-
                              benefits,             Other                         Benefits,   tion of
                    Deferred   losses,              policy                         claims,    deferred
                     policy   claims and          claims and          Net invest- losses and   policy     Other    Prem-
                    acquisi-     loss    Unearned  benefits  Premium     ment     settlement  acquisi-  operating   iums
                   tion costs  expenses  premiums  payable   revenue    income     expenses  tion costs expenses  written
                   ---------- ---------- -------- ---------- -------- ----------- ---------- ---------- --------- --------
                                                                (In millions)
Risk Management
Property and Ca-
 sualty..........    $164.2    $2,744.1   $815.1   $   12.8  $1,898.3   $233.2     $1,383.4    $396.6    $195.1   $1,914.4
Corporate Risk
 Management
 Services........       2.9       299.0      4.7       11.1     302.9     22.1        211.3       3.1     128.0        --
Retirement and
 Asset Accumulation
Allmerica Finan-
 cial Services...     654.7     2,514.7      2.7      935.2      35.1    311.2        273.1      57.3     154.3        --
Allmerica Asset
 Management......       0.9         --       --     1,101.3       --     101.5         89.2       0.5       9.3        --
Corporate........       --          --       --         --        --       5.5          --        --       64.9        --
Eliminations.....       --          --       --         --        --      (0.9)         --        --      (12.7)       --
                     ------    --------   ------   --------  --------   ------     --------    ------    ------   --------
 Total...........    $822.7    $5,557.8   $822.5   $2,060.4  $2,236.3   $672.6     $1,957.0    $457.5    $538.9   $1,914.4
                     ======    ========   ======   ========  ========   ======     ========    ======    ======   ========

                                                                     Schedule IV

                        ALLMERICA FINANCIAL CORPORATION
                                  Reinsurance

                                  December 31,

                                                  Assumed            Percentage
                                       Ceded to    From              of Amount
                               Gross     Other     Other      Net     Assumed
                              Amount   Companies Companies  Amount     to Net
                             --------- --------- --------- --------- ----------
                                               (In millions)
1998
Life insurance in force..... $44,790.9 $23,886.9  $555.4   $21,459.4    2.59%
                             ========= =========  ======   =========   =====
Premiums:
  Life insurance............ $    73.8 $    13.9  $  3.8   $    63.7    5.97%
  Accident and health
   insurance................     342.8     175.9   108.1       275.0   39.31%
  Property and casualty
   insurance................   1,967.9      66.1    64.5     1,966.3    3.28%
                             --------- ---------  ------   ---------
Total premiums.............. $ 2,384.5 $   255.9  $176.4   $ 2,305.0    7.65%
                             ========= =========  ======   =========   =====
1997
Life insurance in force..... $44,902.9 $ 7,237.1  $308.9   $37,974.7    0.81%
                             ========= =========  ======   =========   =====
Premiums:
  Life insurance............ $    70.0 $    15.6  $  8.7   $    63.1   13.79%
  Accident and health
   insurance................     347.4     154.5   102.0       294.9   34.59%
  Property and casualty
   insurance................   2,046.2     195.1   102.0     1,953.1    5.22%
                             --------- ---------  ------   ---------
Total premiums.............. $ 2,463.6 $   365.2  $212.7   $ 2,311.1    9.20%
                             ========= =========  ======   =========   =====
1996
Life insurance in force..... $41,943.1 $ 7,135.8  $559.2   $35,366.5    1.58%
                             ========= =========  ======   =========   =====
Premiums:
  Life insurance............ $    72.0 $    18.1  $  5.9   $    59.8    9.87%
  Accident and health
   insurance................     317.1     120.8    81.9       278.2   29.44%
  Property and casualty
   insurance................   2,018.5     232.6   112.4     1,898.3    5.92%
                             --------- ---------  ------   ---------
Total premiums.............. $ 2,407.6 $   371.5  $200.2   $ 2,236.3    8.95%
                             ========= =========  ======   =========   =====

                                                                      Schedule V

                        ALLMERICA FINANCIAL CORPORATION
                       Valuation and Qualifying Accounts

                                  December 31,

                                            Additions
                                      --------------------- Deductions
                          Balance at  Charged to Charged to    from    Balance at
                         Beginning of Costs and    Other    Allowance    End of
                            Period     Expense    Accounts   Account     Period
                         ------------ ---------- ---------- ---------- ----------
                                              (In millions)
1998
Mortgage loans..........    $20.7       $(6.8)      $--       $ 2.4      $11.5
Allowance for doubtful
 accounts...............      6.1         4.4        --         5.1        5.4
                            -----       -----       ----      -----      -----
                            $26.8       $(2.4)      $--       $ 7.5      $16.9
                            =====       =====       ====      =====      =====
1997
Mortgage loans..........    $19.6       $ 2.5       $--       $ 1.4      $20.7
Real estate.............     14.9         6.0        --        20.9        --
Allowance for doubtful
 accounts...............      4.5         5.7        --         4.1        6.1
                            -----       -----       ----      -----      -----
                            $39.0       $14.2       $ --      $26.4      $26.8
                            =====       =====       ====      =====      =====
1996
Mortgage loans..........    $33.8       $ 5.5       $--       $19.7      $19.6
Real estate.............     19.6         --         --         4.7       14.9
Allowance for doubtful
 accounts...............      4.6         6.8        --         6.9        4.5
                            -----       -----       ----      -----      -----
                            $58.0       $12.3       $ --      $31.3      $39.0
                            =====       =====       ====      =====      =====

                                                                    Schedule VI

                        ALLMERICA FINANCIAL CORPORATION
Supplemental Information Concerning Property and Casualty Insurance Operations

                       For the Years Ended December 31,

                                                      Discount, if
                                         Reserves for     any,
                              Deferred    Losses and    Deducted
                               Policy        Loss         from                   Net       Net
                             Acquisition  Adjustment    Previous    Unearned   Premiums Investment
Affiliation with Registrant     Costs    Expenses(2)   Column(1)   Premiums(2)  Earned    Income
---------------------------  ----------- ------------ ------------ ----------- -------- ----------
                                                         (In millions)
Consolidated Property and
 Casualty
 Subsidiaries
  1998....................     $164.9      $2,597.3       $--        $834.9    $1,966.3   $228.9
                               ======      ========       ====       ======    ========   ======
  1997....................     $167.2      $2,615.4       $--        $838.3    $1,953.1   $253.3
                               ======      ========       ====       ======    ========   ======
  1996....................     $164.2      $2,744.1       $--        $815.1    $1,898.3   $233.2
                               ======      ========       ====       ======    ========   ======

                                              Amortization
                         Losses and Loss      of Deferred  Paid Losses
                       Adjustment Expenses       Policy     and Loss     Net
                     ------------------------ Acquisition  Adjustment  Premiums
                     Current Year Prior Years   Expenses    Expenses   Written
                     ------------ ----------- ------------ ----------- --------
  1998..............   $1,609.0     $(127.2)     $379.7     $1,514.9   $1,955.1
                       ========     =======      ======     ========   ========
  1997..............   $1,564.1     $(127.9)     $399.9     $1,507.2   $1,991.8
                       ========     =======      ======     ========   ========
  1996..............   $1,513.3     $(141.4)     $396.6     $1,387.2   $1,914.4
                       ========     =======      ======     ========   ========

--------
(1) The Company does not employ any discounting techniques.
(2) Reserves for losses and loss adjustment expenses are shown gross of $591.7 million, $576.7 million and $626.9 million of reinsurance recoverable on unpaid losses in 1998, 1997 and 1996, respectively. Unearned premiums are shown gross of prepaid premiums of $37.9 million, $30.0 million and $45.5 million in 1998, 1997 and 1996, respectively.