Form 10-Q
period 1999-03-31
ALLMERICA FINANCIAL CORP
filed 1999-05-14
CIK 944695

FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                                 (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended:           March 31, 1999

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 54,419,422 shares of common stock outstanding, as of May 1, 1999.

                                31
              Total Number of Pages Included in This Document

                         TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Statements of Income                            3
         Consolidated Balance Sheets                                  4
         Consolidated Statements of Shareholders' Equity              5
         Consolidated Statements of Comprehensive Income              6
         Consolidated Statements of Cash Flows                        7
         Notes to Interim Consolidated Financial Statements      8 - 13

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   14 - 28



PART II. 	OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             29

SIGNATURES                                                           30

                       PART I - FINANCIAL INFORMATION
                        ITEM I - FINANCIAL STATEMENTS

                       ALLMERICA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME



                                           (Unaudited)
                                        Three Months Ended
                                             March 31,
(In millions, except per
share data)                               1999        1998

REVENUES
 Premiums                               $ 539.3     $ 577.5
 Universal life and investment
  product policy fees                      82.9        69.5
 Net investment income                    159.1       155.1
 Net realized investment gains            131.4        29.2
 Other income                              40.9        32.6
                                        -------     -------
   Total revenues                         953.6       863.9
                                        -------     -------

BENEFITS, LOSSES AND EXPENSES
 Policy benefits, claims, losses
  and loss adjustment expenses            502.0       506.8
 Policy acquisition expenses               93.4       117.2
 Other operating expenses                 150.7       140.6
                                        -------     -------
   Total benefits, losses and expenses    746.1       764.6
                                        -------     -------

Income before federal income taxes        207.5        99.3
                                        -------     -------

Federal income tax expense(benefit)
 Current                                   55.7        29.8
 Deferred                                  (6.3)       (5.6)
                                        -------     --------
   Total federal income tax expense        49.4        24.2
                                        -------     --------
Income before minority interest           158.1        75.1

Minority interest:
 Distributions on mandatorily
  redeemable preferred
  securities of a subsidiary
  trust holding solely junior
  subordinated debentures
  of the Company                           (4.0)       (4.0)
 Equity in earnings                         0.0        (4.3)
                                         -------     -------
                                           (4.0)       (8.3)
                                         -------     -------
Net income                               $154.1      $ 66.8
                                         =======     =======

PER SHARE DATA
  Basic
   Net income                            $  2.69     $  1.11
                                         =======     =======
   Weighted average shares
    outstanding                             57.3        59.9
                                         =======     =======
  Diluted
   Net income                            $  2.67     $  1.11
                                         =======     =======
   Weighted average shares
    outstanding                             57.7        60.3
                                         =======     =======

  Dividends declared to shareholders     $  0.00     $  0.05
                                         =======     =======

            The accompanying notes are an integral part of
              these consolidated financial statements.

                  ALLMERICA FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS

                                           (Unaudited)
                                             March 31,      December 31,
(In millions, except per share data)           1999              1998
ASSETS
Investments:
 Fixed maturities-at fair value (amortized
  cost of $8,086.2 and $7,618.2)              $ 8,203.8        $ 7,780.8
 Equity securities-at fair value (cost of
  $85.6 and $253.1)                                98.5            397.1
 Mortgage loans                                   538.5            562.3
 Policy loans                                     157.1            154.3
 Real estate and other long-term investments      165.2            163.1
                                              ---------        ---------
  Total investments                             9,163.1          9,057.6
                                              ---------        ---------
 Cash and cash equivalents                        495.1            550.3
 Accrued investment income                        139.1            142.3
 Deferred policy acquisition costs              1,224.3          1,161.2
 Reinsurance receivable on paid and unpaid
  losses, benefits and unearned premiums        1,203.7          1,136.0
 Deferred federal income taxes                     81.0             19.8
 Premiums, accounts and notes receivable, net     536.6            510.5
 Other assets                                     483.6            529.4
 Closed Block assets                              805.3            803.1
 Separate account assets                       14,329.4         13,697.7
                                              ---------        ---------
  Total assets                                $28,461.2        $27,607.9
                                              =========        =========

LIABILITIES
 Policy liabilities and accruals:
  Future policy benefits                      $ 2,816.9        $ 2,802.2
  Outstanding claims, losses and loss
   adjustment expenses                          2,834.7          2,816.3
  Unearned premiums                               861.1            843.2
  Contractholder deposit funds and other
   policy liabilities                           2,907.9          2,637.0
                                              ---------        ---------
 Total policy liabilities and accruals          9,420.6          9,098.7
                                              ---------        ---------
 Expenses and taxes payable                       803.5            716.1
 Reinsurance premiums payable                      68.7             50.2
 Short-term debt                                   84.7            221.3
 Long-term debt                                   199.5            199.5
 Closed Block liabilities                         874.1            872.0
 Separate account liabilities                  14,322.6         13,691.5
                                              ---------        ---------
  Total liabilities                            25,773.7         24,849.3
                                              ---------        ---------

Minority interest:
 Mandatorily redeemable preferred securities
  of a subsidiary trust holding solely junior
  subordinated debentures of the Company          300.0            300.0
                                              ---------        ---------

Commitments and contingencies  (Note 10)

SHAREHOLDERS' EQUITY
 Preferred stock, $0.01 par value, 20.0
  million shares authorized, none issued            0.0              0.0
 Common stock, $0.01 par value, 300.0
  million shares authorized, 60.4 million
  shares issued                                     0.6              0.6
 Additional paid-in capital                     1,770.2          1,768.8
 Accumulated other comprehensive income            75.3            180.5
 Retained earnings                                754.0            599.9
 Treasury stock at cost (4.0 million and 1.8
  million shares)                                (212.6)           (91.2)
                                              ---------        ---------
  Total shareholders' equity                    2,387.5          2,458.6
                                              ---------        ---------
   Total liabilities and shareholders' equity $28,461.2        $27,607.9
                                              =========        =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                      ALLMERICA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                    (Unaudited)
                                                Three Months Ended
                                                    March 31,
(In millions)                                   1999         1998

PREFERRED STOCK
 Balance at beginning and end of period       $    0.0     $    0.0
                                              --------     --------
COMMON STOCK
 Balance at beginning and end of period            0.6          0.6
                                              --------     --------

ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of period                1,768.8      1,755.0
  Issuance of common stock                         1.4          8.4
                                              --------     --------
 Balance at end of period                      1,770.2      1,763.4
                                              --------     --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
 NET UNREALIZED APPRECIATION ON INVESTMENTS
 Balance at beginning of period                  180.5        217.9
  Net(depreciation) appreciation on
   available-for-sale securities                (161.6)        25.1
  Benefit (provision) for deferred federal
   income taxes                                   56.4         (9.0)
  Minority interest                                0.0         (0.7)
                                              --------     --------
   Other comprehensive income                   (105.2)        15.4
                                              --------     --------
 Balance at end of period                         75.3        233.3
                                              --------     --------

RETAINED EARNINGS
 Balance at beginning of period                  599.9        407.8
   Net income                                    154.1         66.8
   Dividends to shareholders                       0.0         (3.1)
                                               -------     --------
 Balance at end of period                        754.0        471.5
                                              --------     --------

TREASURY STOCK
 Balance at beginning of period                  (91.2)         0.0
   Shares purchased at cost                     (121.4)         0.0
                                              --------     --------
 Balance at end of period                       (212.6)         0.0
                                              --------     --------
Total shareholders' equity                    $2,387.5     $2,468.8
                                              ========     ========


               The accompanying notes are an integral part of
                  these consolidated financial statements.

                       ALLMERICA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   (Unaudited)
                                                Three Months Ended
                                                    March 31,
(In millions)                                   1999          1998

Net income                                     $154.1        $ 66.8

Other comprehensive income
 Net(depreciation) appreciation on
  available-for-sale securities                (161.6)         25.1
 Benefit (provision) for deferred federal
  income taxes                                   56.4          (9.0)
 Minority interest                                0.0          (0.7)
                                               -------      --------
   Other comprehensive income                  (105.2)         15.4
                                               -------      --------
Comprehensive income                           $ 48.9       $  82.2
                                               =======      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)
                                                    Three Months Ended
                                                        March 31,
(In millions)                                       1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $154.1       $ 66.8
 Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Minority interest                                   0.0          4.3
  Net realized gains                               (132.2)       (29.2)
  Net amortization and depreciation                   8.8          7.7
  Deferred federal income taxes                      (6.3)        (5.6)
  Change in deferred acquisition costs              (52.8)       (33.9)
  Change in premiums and notes receivable,
   net of reinsurance payable                        (7.5)         2.3
  Change in accrued investment income                 2.6          5.5
  Change in policy liabilities and
   accruals, net                                     46.7          3.1
  Change in reinsurance receivable                  (67.6)       (54.6)
  Change in expenses and taxes payable               48.6        (53.0)
  Separate account activity, net                     47.4          1.1
  Other, net                                         (3.8)         9.7
                                                  -------      --------
     Net cash provided by (used in)
        operating activities                         38.0        (75.8)
                                                  -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from disposals and maturities of
  available-for-sale fixed maturities               630.5        568.8
 Proceeds from disposals of equity securities       352.6         45.5
 Proceeds from disposals of other
  investments                                        14.9         37.0
 Proceeds from mortgages matured or collected        29.7         62.8
 Purchase of available-for-sale fixed maturities (1,078.1)      (829.1)
 Purchase of equity securities                      (48.1)       (32.7)
 Purchase of other investments                      (16.3)       (50.7)
 Capital expenditures                                (8.7)        (1.7)
                                                   -------      -------
   Net cash used in investing activities           (123.5)      (200.1)
                                                   -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Deposits and interest credited to
  contractholder deposit funds                      697.3        443.5
 Withdrawals from contractholder deposit funds     (418.1)      (207.9)
 Change in short-term debt                         (136.5)         7.1
 Proceeds from issuance of common stock               0.5          8.4
 Purchase of treasury shares                       (121.4)         0.0
 Dividends paid to shareholders                       0.0         (3.3)
                                                  --------     --------
   Net cash provided by financing activities         21.8        247.8
                                                  --------     --------

Net change in cash and cash equivalents             (63.7)       (28.1)
Net change in cash held in the Closed Block           8.5         25.1
Cash and cash equivalents, beginning of period      550.3        215.1
                                                  --------     --------
Cash and cash equivalents, end of period           $495.1       $212.1
                                                  --------     --------


             The accompanying notes are an integral part of these
                     consolidated financial statements.

                     ALLMERICA FINANCIAL CORPORATION
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of Allmerica Financial Corporation ("AFC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q.

The interim consolidated financial statements of AFC include the accounts of First Allmerica Financial Life Insurance Company ("FAFLIC"), its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance holding company), The Hanover Insurance Company ("Hanover", a wholly-owned subsidiary of Allmerica P&C), Citizens Corporation (a wholly-owned non-insurance holding company of Hanover), and Citizens Insurance Company of America ("Citizens", a wholly-owned subsidiary of Citizens Corporation). The Closed Block assets and liabilities and its results of operations are presented in the consolidated financial statements as single line items. Unless specifically stated, all disclosures contained herein supporting the consolidated financial statements exclude the Closed Block related amounts. All significant intercompany accounts and transactions have been eliminated.

In December 1998, the Company acquired all of the outstanding common stock of Citizens Corporation that it did not already own. Prior to this acquisition, the financial statements reflect minority interest in Citizens Corporation and its wholly-owned subsidiary, Citizens, of 17.5% (see Note 3).

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1998 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which establishes accounting and reporting standards for derivative instruments. Statement No. 133 requires that an entity recognize all derivatives as either assets or liabilities at fair value in the statement of financial position, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures. This statement is effective for fiscal years beginning after June 15, 1999. The Company is currently assessing the impact of the adoption of Statement No. 133.

In December 1997, the AICPA issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SoP No. 97-3"). SoP No. 97-3 provides guidance on when a liability should be recognized for guaranty fund and other assessments and how to measure the liability. This statement allows for the discounting of the liability if the amount and timing of the cash payments are fixed and determinable. In addition, it provides criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges. This statement is effective for fiscal years beginning after December 15, 1998. The adoption of SoP No.
97-3 had no effect on the results of operations or financial position of the Company.

3. Acquisition of Minority Interest of Citizens Corporation

On December 3, 1998, Citizens Acquisition Corporation, a wholly-owned subsidiary of the Company, completed a cash tender offer to acquire the outstanding shares of Citizens Corporation common stock that AFC or its subsidiaries did not already own at a price of $33.25 per share. Approximately 99.8% of publicly held shares of Citizens Corporation common stock were tendered. On December 14, 1998, the Company completed a short-form merger, acquiring all shares of common stock of Citizens Corporation not purchased in its tender offer, through the merger of its wholly-owned subsidiary, Citizens Acquisition Corporation with Citizens Corporation at a price of $33.25 per share. Total consideration for the transactions amounted to $195.9 million. The acquisition has been recognized as a purchase. The minority interest acquired totaled $158.5 million. A total of $40.8 million representing the excess of the purchase price over the fair values of the net assets acquired, net of deferred taxes, has been allocated to goodwill and is being amortized over a 40-year period.

The Company's consolidated results of operations include minority interest in Citizens Corporation prior to December 3, 1998. The unaudited proforma information below presents consolidated results of operations as if the acquisition had occurred at the beginning of 1998.

The following unaudited pro forma information is not necessarily indicative of the consolidated results of operations of the combined Company had the acquisition occurred at the beginning of 1998, nor is it necessarily indicative of future results.

                                                       (Unaudited)
                                                    Three Months Ended
                                                        March 31,
(In millions)                                             1998
Revenue                                                 $860.2
                                                        =======
Net realized capital gains included in revenue          $ 28.6
                                                        =======
Income before taxes and minority interest               $ 95.3
Income taxes                                             (22.9)
Minority interest:
  Distributions on mandatorily redeemable
  preferred securities of a subsidiary trust
  holding solely junior subordinated
  debentures of the Company                               (4.0)
                                                        -------
Net income                                              $ 68.4
                                                        =======
Net income per common share (basic and diluted)         $ 1.14
                                                        =======
Weighted average shares outstanding(basic and diluted)    60.3
                                                        =======

4. Significant Transactions

Effective January 1, 1999, the Company entered into a Whole Account Aggregate Excess of Loss reinsurance agreement with a highly rated reinsurer. The reinsurance agreement provides accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business, and is subject to cancellation or commutation annually at the Company's option. The program covers losses and allocated loss adjustment expenses ("LAE"), including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate coverage limits for losses and allocated LAE are $150.0 million and $300.0 million, respectively. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized a net benefit of $19.9 million, based on annual and quarterly estimates of losses and allocated loss adjustment expenses for accident year 1999.

During March 1999, the Company completed the repurchase of $200.0 million of its common stock under its October, 1998 repurchase program authorized by the Board of Directors of AFC. On March 23, 1999, the Board of Directors of AFC authorized the repurchase of up to an additional $200.0 million of its issued common stock. As of March 31, 1999, under this additional program the Company had repurchased an additional $4.0 million of its issued common stock.

5. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 1999 and 1998, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

6. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized (losses) gains to the net balance shown in the Statement of Comprehensive Income:

                                                       (Unaudited)
                                                    Three Months Ended
                                                        March 31,
(In millions)                                       1999         1998
Unrealized (losses) gains on securities:
  Unrealized holding (losses) gains
  arising during period (net of taxes
  and minority interest of $(26.2) million and
  $16.1 million in 1999 and 1998)                  $ (11.3)     $ 30.8
Less: reclassification adjustment
  for gains included in net income
  (net of taxes and minority interest
  of $30.2 million and $6.4 million in
  1999 and 1998)                                      93.9        15.4
                                                   --------     -------
Other comprehensive income                         $(105.2)     $ 15.4
                                                   ========     =======

7. Closed Block

Included in other income in the Consolidated Statements of Income in the first three months of 1999 and 1998 is a net pre-tax contribution from the Closed Block of $4.6 million and $2.4 million, respectively.
Summarized financial information of the Closed Block is as follows:

                                           (Unaudited)
                                             March 31,      December 31,
(In millions)                                  1999              1998
ASSETS
  Fixed maturities-at fair value
  (amortized cost of $410.0 and $399.1)       $416.3           $414.2
  Mortgage loans                               134.4            136.0
  Policy loans                                 208.3            210.9
  Cash and cash equivalents                      0.9              9.4
  Accrued investment income                     14.6             14.1
  Deferred policy acquisition costs             14.6             15.6
  Other assets                                  16.2              2.9
                                              ------           ------
    Total assets                              $805.3           $803.1
                                              ======           ======
LIABILITIES
  Policy liabilities and accruals             $854.3           $862.9
  Other liabilities                             19.8              9.1
                                              ------           ------
    Total liabilities                         $874.1           $872.0
                                              ======           ======

                                                       (Unaudited)
                                                    Three Months Ended
                                                        March 31,
(In millions)                                       1999         1998
REVENUES
  Premiums                                         $27.2        $28.2
  Net investment income                             13.1         13.2
  Net realized investment gains                      0.8          0.0
                                                   -----        -----
    Total revenues                                  41.1         41.4
                                                   -----        -----
BENEFITS AND EXPENSES
  Policy benefits                                   35.5         37.7
  Policy acquisition expenses                        0.5          0.7
  Other operating expenses                           0.5          0.6
                                                   -----        -----
    Total benefits and expenses                     36.5         39.0
                                                   -----        -----
       Contribution from the Closed Block          $ 4.6        $ 2.4
                                                   =====        =====

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

8. Segment Information

The Company offers financial products and services in two major areas:
Risk Management and Asset Accumulation. Within these broad areas, the Company conducts business principally in three operating segments. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company's reportable segments is included below.

In 1999, the Company reorganized its Property and Casualty and Corporate Risk Management Services operations within the Risk Management segment. Under the new structure, the Risk Management segment manages its business through five distribution channels identified as Hanover North, Hanover South, Citizens Midwest, Allmerica Voluntary Benefits, and Allmerica Specialty.

The Risk Management segment's property and casualty business is offered primarily through the Hanover North, Hanover South and Citizens Midwest distribution channels utilizing the Company's independent agent network primarily in the Northeast, Midwest and Southeast United States, maintaining a strong regional focus. Allmerica Voluntary Benefits focuses on worksite distribution, which offers discounted property and casualty products through employer sponsored programs. This distribution channel also offers products to members of affinity groups and other organizations including the affinity group life and health business. During the first two quarters of 1999, Allmerica Voluntary Benefits will include only the Company's worksite group property and casualty business and affinity group life and health business. Beginning in the third quarter of 1999, Allmerica Voluntary Benefits will also include affinity group property and casualty business which is currently included in Citizens Midwest, Hanover North and Hanover South. Allmerica Specialty offers group life and health products, as well as special niche property and casualty products in selected markets. In addition, the Allmerica Specialty distribution channel provides self-insurance administrative services for individual and group risks and writes excess reinsurance coverage for the self-insurance program. Previously, group life and health business, affinity group life and health business and self-insurance administrative services were included in the Corporate Risk Management Services segment while all other Risk Management business was reflected in the Property and Casualty segment.

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products distributed via retail channels as well as group retirement products, such as defined benefit and 401(k) plans and tax-sheltered annuities distributed to institutions. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in Guaranteed Investment Contracts ("GICs") such as traditional GICs, synthetic GICs and other funding agreements. Funding agreements are investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates, and to other institutions, such as insurance companies and pension plans.

In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, Corporate Technology, Corporate Finance, Human Resources and the Legal department.

Management evaluates the results of the aforementioned segments based on a pre-tax and minority interest basis. Segment income is determined by adjusting net income for net realized investment gains and losses, net gains and losses on disposals of businesses, extraordinary items, the cumulative effect of accounting changes and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of segment income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments for the periods indicated.

                                                       (Unaudited)
                                                    Three Months Ended
                                                        March 31,
(In millions)                                       1999         1998
Segment revenues:
  Risk Management                                  $619.1       $658.6
                                                   -------      -------
  Asset Accumulation
   Allmerica Financial Services                     204.7        191.2
   Allmerica Asset Management                        34.3         23.9
                                                   -------      -------
     Subtotal                                       239.0        215.1
                                                   -------      -------
  Corporate                                           1.2          2.0
  Intersegment revenues                              (1.4)        (2.1)
                                                   -------      -------
   Total segment revenues including Closed Block    857.9        873.6
Adjustments to segment revenues:
  Adjustment for Closed Block                       (35.7)       (38.9)
  Net realized gains                                131.4         29.2
                                                   -------      -------
   Total revenues                                  $953.6       $863.9
                                                   =======      =======
Segment income (loss) before income taxes
and minority interest:
  Risk Management                                  $ 35.2       $ 42.3
                                                   -------      -------
  Asset Accumulation
   Allmerica Financial Services                      48.9         42.2
   Allmerica Asset Management                         5.7          3.9
                                                   -------      -------
     Subtotal                                        54.6         46.1
                                                   -------      -------
  Corporate                                         (16.0)       (12.3)
                                                   -------      -------
   Segment income before income taxes and
    minority interest                                 73.8         76.1
Adjustments to segment income:
  Net realized investment gains,
   net of amortization                               133.7         23.9
  Other items                                          0.0         (0.7)
                                                    -------      -------
Income before taxes and minority interest           $207.5       $ 99.3
                                                    =======      =======

                       Identifiable Assets   Deferred Acquisition Costs
                       (Unaudited)           (Unaudited)
                       March 31,  December 31, March 31,  December 31,
(In millions)           1999        1998         1999         1998

Risk Management        $ 6,215.2     $ 6,219.0   $  166.9    $  167.5
                       ---------     ---------   --------    --------
Asset Accumulation
  Allmerica Financial
   Services             19,978.9      19,416.6    1,056.9       993.1
  Allmerica Asset
   Management            2,237.6       1,810.9        0.5         0.6
                       ---------     ---------   ---------    --------
   Subtotal             22,216.5      21,227.5    1,057.4       993.7
Corporate                   29.5         161.4        0.0         0.0
                       ---------     ---------   ---------    --------
  Total                $28,461.2     $27,607.9   $1,224.3    $1,161.2
                       =========     =========   ========    ========

9. Earnings Per Share

The weighted average number of shares of common stock and equivalents which were utilized in the calculation of basic earnings per share were
57.3 million and 59.9 million for the three months ended March 31, 1999 and 1998, respectively. This differs from the weighted average shares outstanding used in the calculation of diluted earnings per share due to the 0.3 million share effect of dilutive employee stock options and the
0.1 million share effect of non-vested stock grants for the periods ended March 31, 1999 and 1998. This difference in weighted average shares outstanding causes a $0.02 per share difference between basic and diluted earnings per share for the period ended March 31, 1999 and was of insufficient magnitude to cause any difference between basic and diluted earnings per share for the period ended March 31, 1998.

10. Commitments and Contingencies

Litigation

In July 1997, a lawsuit on behalf of a putative class was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In October 1997, the plaintiffs voluntarily dismissed the Louisiana suit and filed a substantially similar action in Federal District Court in Worcester, Massachusetts. In early November 1998, the Company and the plaintiffs entered into a settlement agreement. The court granted preliminary approval of the settlement on December 4, 1998, and following a hearing on March 19, 1999, the judge took the matter under advisement pending his final determination. Accordingly, AFC recognized a $31.0 million pre-tax expense during the third quarter of 1998 related to this litigation. Although the Company believes that this expense reflects appropriate recognition of its obligation under the settlement, this estimate assumes the availability of insurance coverage for certain claims, and the estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

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

INTRODUCTION

The results of operations for Allmerica Financial Corporation and Subsidiaries ("AFC" or "the Company") include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC") its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C," a wholly-owned non-insurance holding company), The
Hanover Insurance Company ("Hanover," a wholly-owned subsidiary of Allmerica P&C), Citizens Corporation (a wholly-owned non-insurance holding company of Hanover), Citizens Insurance Company of America ("Citizens," a wholly-owned subsidiary of Citizens Corporation) and certain other insurance and non-insurance subsidiaries.

In December 1998, the Company acquired all of the outstanding common stock of Citizens Corporation that it did not already own. Prior to this acquisition, the results of operations reflect minority interest in Citizens Corporation and its wholly owned subsidiary, Citizens of 17.5%.


Description of Operating Segments

The Company offers financial products and services in two major areas: Risk Management and Asset Accumulation. Within these broad areas, the Company conducts business principally in three operating segments. These segments are Risk Management, Allmerica Financial Services, and Allmerica Asset Management. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company's reportable segments is included below.

In 1999, the Company reorganized its Property and Casualty and Corporate Risk Management Services operations within the Risk Management segment. Under the new structure, the Risk Management segment manages its business through five distribution channels identified as Hanover North, Hanover South, Citizens Midwest, Allmerica Voluntary Benefits, and Allmerica Specialty.

The Risk Management segment's property and casualty business is offered primarily through the Hanover North, Hanover South and Citizens Midwest distribution channels utilizing the Company's independent agent network primarily in the Northeast, Midwest and Southeast United States, maintaining a strong regional focus. Allmerica Voluntary Benefits focuses on worksite distribution, which offers discounted property and casualty products through employer sponsored programs. This distribution channel also offers products to members of affinity groups and other organizations including the affinity group life and health business. During the first two quarters of 1999, Allmerica Voluntary Benefits will include only the Company's worksite group property and casualty business and affinity group life and health business. Beginning in the third quarter of 1999, Allmerica Voluntary Benefits will also include affinity group property and casualty business which is currently included in Citizens Midwest, Hanover North and Hanover South. Allmerica Specialty offers group life and health products, as well as special niche property and casualty products in selected markets. In addition, the Allmerica Specialty distribution channel provides self-insurance administrative services for individual and group risks and writes excess reinsurance coverage for the self-insurance program. Previously, group life and health business, affinity group life and health business and self-insurance administrative services were included in the Corporate Risk Management Services segment while all other Risk Management business was reflected in the Property and Casualty segment.

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products distributed via retail channels as well as group retirement products, such as defined benefit and 401(k) plans and tax-sheltered annuities distributed to institutions. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in Guaranteed Investment Contracts ("GICs") such as traditional
GIC, synthetic GIC and other funding agreements.   Funding agreements are
investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates, and to other institutions, such as insurance companies and pension plans.

In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, Corporate Technology, Corporate Finance, Human Resources and the Legal department.

Results of Operations

Consolidated Overview

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

The Company's consolidated net income for the first quarter increased $87.3 million, or 130.7%, to $154.1 million, compared to the same period in 1998. Net income includes certain items which management believes are not indicative of overall operating trends, such as net realized investment gains and losses, net gains and losses on disposals of businesses, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of adjusted net income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, adjusted net income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

For purposes of assessing each segment's contribution to adjusted net income, management evaluates the results of these segments on a pre-tax and minority interest basis. The following table reflects each segment's contribution to adjusted net income and reconciliation to consolidated net income as adjusted for these items.


                                                     (Unaudited)
                                                  Three Months Ended
                                                      March 31,
(In millions)                                      1999          1998

Segment income (loss) before income taxes
  and minority interest:
   Risk Management                                $  35.2       $  42.3
                                                   -------       -------
   Asset Accumulation
       Allmerica Financial Services                  48.9          42.2
       Allmerica Asset Management                     5.7           3.9
                                                   -------       -------
       Subtotal                                      54.6          46.1
   Corporate                                        (16.0)        (12.3)
                                                   -------       -------
    Segment income before income taxes
       and minority interest                         73.8          76.1

  Federal income taxes on segment income            (15.0)        (17.9)
  Minority interest on preferred dividends           (4.0)         (4.0)
  Minority interest on segment income                 0.0          (3.8)
                                                   -------       -------
Adjusted net income                                  54.8          50.4
Adjustments (net of taxes, minority interest
             and amortization, as applicable):

   Net realized investment gains                     99.3          17.0
   Other items                                        0.0          (0.6)
                                                   -------       -------
Net income                                        $ 154.1       $  66.8
                                                   =======       =======



The Company's segment income before taxes and minority interest decreased $2.3 million, or 3.0%, to $73.8 million in the first quarter of 1999. This decrease is attributable to reduced income of $7.1 million from the Risk Management segment and an increased loss of $3.7 million in the Corporate segment, partially offset by increased income from the Asset Accumulation group of $8.5 million. The decrease in the Risk Management segment was primarily attributable to a $33.6 million increase in catastrophe losses, partially offset by a benefit of $19.9 million resulting from a Whole Account Aggregate Excess of Loss reinsurance treaty ("aggregate excess of loss reinsurance treaty") entered into during the first quarter of 1999.
In addition, policy acquisition and other underwriting expenses decreased $7.2 million reflecting a decrease in earned premium and declining information systems costs. The operating loss in the Corporate segment increased primarily due to higher technology costs, as well as a slight reduction in net investment income. These items were partially offset by an increase in the Allmerica Financial Services segment of $6.7 million, principally due to higher asset-based fee income resulting from growth in the variable annuity and variable universal life product lines, net of related expenses. Additionally, Allmerica Asset Management segment income increased $1.8 million due to growth in income from assets under management and increased interest margins on GICs.

The effective tax rate for segment income was 20.3% for the first quarter of 1999 compared to 23.5% for the first quarter of 1998. The decrease in the tax rate was principally driven by a change in reserves for prior year tax liability and an increase in low income housing tax credits.

Net realized gains on investments after taxes were $99.3 million in the first quarter of 1999, resulting primarily from net realized gains on equity securities of $101.9 million, partially offset by net realized losses on fixed maturities of $9.1 million. This increase in net realized gains relates principally to the sale of $310.0 million of appreciated equities in the property and casualty investment portfolio. During the first quarter of 1998, net realized gains on investments after taxes and minority interest of $17.0 million resulted primarily from net realized gains on equity securities and fixed maturities of $10.7 million and $6.5 million, respectively.

Segment Results

The following is management's discussion and analysis of the Company's results of operations by business segment. The segment results are presented before taxes and minority interest and other items which management believes are not indicative of overall operating trends, including realized gains and losses.

Risk Management

The following table summarizes the results of operations for the Risk Management segment:


                                                     (Unaudited)
                                                  Three Months Ended
                                                      March 31,
(In millions)                                      1999          1998

Net premiums written                              $ 558.2       $ 574.6
                                                   -------       -------
Net premiums earned                               $ 538.6       $ 576.8
                                                   -------       -------

Underwriting loss <F1>                              (31.1)        (28.6)
Net investment and other income                      66.3          70.9
                                                   -------       -------
Segment income before taxes                       $  35.2       $  42.3
                                                   =======       =======

<F1> Includes gross profit on administrative services in addition to underwriting results.



Three Months Ended March 31, 1999 Compared to Three Months Ended
March 31, 1998

Premium
Risk Management's net premiums written decreased $16.4 million, or 2.9%, to $558.2 million during the first quarter of 1999, compared to $574.6 million in the first quarter of 1998. The decrease is primarily attributable to an aggregate excess of loss reinsurance treaty entered into during the first quarter of 1999, resulting in additional ceded premiums written of $25.4 million. Excluding the impact of the reinsurance treaty, net premiums written increased $9.0 million or 1.6%, attributable to increases of $11.7 million, and $1.9 million in the property & casualty commercial and personal lines, respectively. The increase in commercial lines is driven by a 2.4% increase in policies in force since March 31, 1998 and a 2.5% rate increase in Michigan commercial policies. These increases are partially offset by a $4.6 million decrease in group life and health net premiums written.

Risk Management net premiums earned decreased $38.2 million primarily resulting from a $25.4 million decrease in net premiums earned due to the aforementioned aggregate excess of loss reinsurance treaty. In addition, net premiums earned decreased $4.6 million for group life and health and $4.2 million in the personal auto line. Group life and health's decrease is attributable to the Company's decision to exit its accident and health assumed reinsurance pool business. The decrease in the personal auto line is primarily attributable to rate decreases in the state of Michigan of 2.0% and 3.6% in the third quarter of 1998 and first quarter of 1999, respectively, as well as a decrease in personal auto policies in force of 3.2% since March 31, 1998, primarily in Hanover South and Citizens Midwest.

Underwriting results
Risk Management's underwriting loss increased $2.5 million to $31.1 million in the first quarter of 1999, compared to $28.6 million in the first quarter of 1998. The decline in underwriting results is primarily attributable to a $33.6 million increase in catastrophe losses to $43.7 million in the first quarter of 1999, compared to $10.1 million for the same period in 1998.
This increase is partially offset by a net increase in underwriting results of $19.6 million as a result of the aggregate excess of loss reinsurance treaty. Policy acquisition and other underwriting expenses, excluding a $5.1 million favorable impact from the aforementioned aggregate excess of loss treaty, decreased $7.2 million or 4.0% in 1999, to $173.2 million primarily reflecting the decrease in net premiums earned and declining information systems costs.

The following table summarizes the results of operations for the distribution channels of the Risk Management segment:


                                          (Unaudited)
                               Three Months Ended March 31, 1999
                   Hanover Hanover Citizens Voluntary Allmerica
(In millions)       North   South   Midwest  Benefits Specialty Other  Total
Net premiums
  written           $194.4  $50.6   $206.7    $18.6     $87.6   $ 0.3  $558.2
Underwriting (loss)
  profit <F1>       $ (9.9) $(3.1)  $(14.0)   $(4.2)    $ 1.4   $(1.3) $(31.1)
Statutory combined
   ratio <F2>        106.3% 107.7%   118.4%   108.9%     99.0%    N/M   105.1%

<F1> Includes gross profit on administrative services in addition to underwriting results.

<F2> Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio.




                                          (Unaudited)
                               Three Months Ended March 31, 1998
                Hanover Hanover Citizens Voluntary Allmerica
(In millions)    North   South   Midwest  Benefits Specialty  Other Total
Net premiums
  written         $172.3  $53.4   $234.7    $16.9     $87.3   $10.0 $574.6
Underwriting (loss)
   profit <F1>    $(23.0) $ 1.0   $  1.9    $(4.4)    $(7.6)  $ 3.5 $(28.6)
Statutory combined
   ratio <F2>      113.9%  99.4%    99.4%   148.9%    134.6%    N/M  104.8%

<F1> Includes gross profit on administrative services in addition to underwriting results.

<F2> Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio.




Hanover North
Hanover North net premiums written increased $22.1 million, or 12.8% to $194.4 million in the first quarter of 1999. This increase is primarily due to an $11.5 million increase in net premiums written in the personal auto line primarily driven by a 6.4% rate increase in Massachusetts resulting from the Company's decision to reduce group and safe driver discounts. In addition, Hanover North commercial lines net premiums written increased $11.2 million in the first quarter of 1999 over the same period in 1998. These increases are partially offset by a $3.7 million decrease in net premiums written resulting from the aforementioned aggregate excess of loss reinsurance treaty.

Hanover North's underwriting results improved $13.1 million from an underwriting loss of $23.0 million for the first quarter of 1998, to a loss of $9.9 million in 1999. The decrease in underwriting loss is attributable to improved severity per claim in personal lines resulting in a decrease in the statutory loss ratio for all lines to 63.1% in the first quarter of 1999, from 69.6% for the same period in 1998. In addition, net premiums earned increased $2.7 million, or 1.6%, to $176.7 million in the first quarter of 1999. This growth is attributed to the 6.4% rate increase in Massachusetts, noted above, and a 2.7% increase in policies in force for all lines.

Hanover South
Hanover South had a decrease in net premiums written of 5.2% to $50.6 million in the first quarter of 1999. The decrease is primarily due to a $3.4 million, or 22.7% decrease in the personal automobile lines net premiums written, driven by a 27.5% decrease in policies in force since March 31, 1998.

Underwriting results deteriorated $4.1 million from an underwriting gain of $1.0 million for the first quarter of 1998, to a loss of $3.1 million in 1999. The decrease in underwriting results is attributable to an $8.3 million decrease in net premiums earned to $49.4 million in the first quarter of 1999 and a $3.6 million increase in catastrophe losses to $5.8 million in the first quarter of 1999 compared to $2.2 million in 1998. The decrease in net premiums earned is due to the aforementioned decrease in personal auto policies in force, as well as a 20.1% decrease in homeowners policies in force. These declines in policies in force are attributable to the Company's decision to exit certain markets in the South. Partially offsetting these unfavorable impacts to underwriting results is a decline in personal auto claims activity.

Citizens Midwest
Citizens Midwest net premiums written decreased 11.9% to $206.7 million in the first quarter of 1999, primarily due to the $20.4 million decrease in net premiums written from the aggregate excess of loss reinsurance treaty. In addition, Citizens Midwest personal auto net premiums written decreased $6.0 million to $120.2 million for the first quarter of 1999, compared to the first quarter of 1998, due to rate decreases of 2.0% and 3.6% in the third quarter of 1998 and first quarter of 1999, respectively, in the Michigan personal auto line.

Citizens Midwest's underwriting results deteriorated $15.9 million from an underwriting gain of $1.9 million for the first quarter of 1998, to a loss of $14.0 million in 1999. The increase in underwriting loss is attributable to a $32.0 million increase in catastrophe losses to $31.7 million in the first quarter of 1999 compared to $(0.3) million in 1998. In addition, net premiums earned were $206.4 million for the three months ended March 31, 1999, a decrease of $27.1 million from the same period in 1998. This decrease is primarily due to the $20.4 million decrease in net premiums earned from the aggregate excess of loss reinsurance treaty. In addition, personal auto net premiums earned decreased $4.9 million as a result of the rate decreases noted above and a 1.5% decrease in policies in force. Management believes that continued competitive conditions in Michigan in the personal auto line may continue to impact future growth in net premiums earned. These unfavorable factors were partially offset by a $16.1 million favorable underwriting impact in Citizens Midwest from the aggregate excess of loss reinsurance treaty.

Voluntary Benefits
Voluntary Benefit net premiums written, increased 10.1% to $18.6 million in the first quarter of 1999 compared to $16.9 million for the same period in 1998. The increase is primarily due to a decrease in group discounts in the personal auto line. In addition, policies in force have increased 5.5% since March 31, 1998. Net premiums earned were $13.7 million and $12.4 million for the three months ended March 31, 1999 and 1998, respectively. Underwriting results improved $0.2 million from an underwriting loss of $4.4 million for the first quarter of 1998, to a loss of $4.2 million in 1999. The decrease in underwriting loss is attributable to favorable claim activity and improved severity per claim in the personal auto line of business.

Specialty Markets
Specialty Markets net premiums written increased 0.3% to $87.6 million in the first quarter of 1999, compared to $87.3 million for the same period in 1998. Net premiums earned were $89.7 million and $84.8 million for the periods ended March 31, 1999 and 1998, respectively. Underwriting results improved $9.0 million from an underwriting loss of $7.6 million for the first quarter of 1998, to a gain of $1.4 million in 1999. The improvement in underwriting results is attributable to a $2.4 million increase in administrative service fee income and favorable current year claim activity in the group life and health and special niche property & casualty products.

Investment Results
Net investment income before tax was $63.2 million and $65.0 million in the first quarter of 1999 and 1998, respectively. This primarily reflects a reduction in average invested assets as a result of a $117.1 million transfer of assets to the Corporate segment in April 1998. Average pre-tax yields on debt securities decreased to 6.7% in 1999 compared to 6.8% for 1998. Average invested assets decreased $219.7 million, or 5.1%, to $4,057.7 million in 1999 compared to $4,277.4 million in 1998.

Reserve for Losses and Loss Adjustment Expenses
The Risk Management segment maintains reserves for its property & casualty products to provide for the Company's ultimate liability for losses and loss adjustment expenses ("LAE") with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and judicial theories of liability and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, and where the technological, judicial and political climates involving these types of claims are changing.

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the year such changes are determined to be needed and recorded.

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:


                                                     (Unaudited)
                                                  Three Months Ended
                                                      March 31,
(In millions)                                      1999          1998

Reserve for losses and LAE, beginning of year     $2,597.3      $2,615.4
  Incurred losses and LAE, net of
    reinsurance recoverable:
      Provision for insured events of
        current year                                 397.0         396.0
      Decrease in provision for insured
        events of prior years                        (46.7)        (28.5)
                                                   --------      --------
  Total incurred losses and LAE                      350.3         367.5
                                                   --------      --------
  Payments, net of reinsurance recoverable:
      Losses and LAE attributable to insured
        events of current year                       139.3         116.2
      Losses and LAE attributable to
        insured events of prior years                229.5         260.2
                                                   --------      --------
  Total payments                                     368.8         376.4
  Change in reinsurance recoverable
    on unpaid losses                                  34.6          (1.1)
                                                   --------      --------
Reserve for losses and LAE, end of year           $2,613.4      $2,605.4
                                                   ========      ========



As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $46.7 million and $28.5 million for the first three months ended March 31, 1999 and 1998, respectively, reflecting increased favorable development on reserves for both losses and loss adjustment expenses.

Favorable development on prior years' loss reserves was $27.8 million and $10.4 million for the three months ended March 31, 1999 and 1998, respectively. This increase of $17.4 million is primarily due to improved personal auto results in Hanover North and commercial auto results in Citizens Midwest. Favorable development on prior year's loss adjustment expense reserves was $18.9 million and $18.1 million for the first quarters in 1999 and 1998, respectively. This favorable development in both periods is primarily attributable to claims process improvement initiatives taken by the Company over the past two years.


This favorable development reflects the Company's reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on the Company varies by product. Property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses, are known. Consequently, the Company attempts, in establishing rates, to anticipate the potential impact of inflation in the projection of ultimate costs. The impact of inflation has been relatively insignificant in recent years. However, inflation could contribute to increased losses and LAE in the future.

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

Reinsurance
The Risk Management segment maintains a reinsurance program designed to protect against large or unusual losses and allocated LAE activity. This includes excess of loss reinsurance and catastrophe reinsurance. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. Effective January 1, 1999, the Company retains $45.0 million of loss per occurrence, 10% of all aggregate loss amounts in excess of $45.0 million up to $230.0 million and all amounts in excess of $230.0 million under its catastrophe reinsurance program.

Under the Company's casualty reinsurance program, the reinsurers are responsible for 100% of the amount of each loss in excess of $0.5 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Amounts in excess of $60.5 million, in the workers' compensation line, are retained 100% by the Company, while amounts in excess of $30.5 million, in the general liability line, are retained 100% by the Company.

Effective January 1, 1999, the Company entered into a Whole Account Aggregate Excess of Loss reinsurance agreement with a highly rated reinsurer. The reinsurance agreement provides accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business, and is subject to cancellation or commutation annually at the Company's option. The program covers losses and allocated loss adjustment expenses, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate coverage limits for losses and allocated LAE are $150.0 million and $300.0 million, respectively. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized a net benefit of $19.9 million, based on annual and quarterly estimates of losses and allocated loss adjustment expenses for accident year 1999. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE, and on the possible cancellation or commutation of the agreement. The agreement may increase or decrease income in future periods.


The Company, in the Risk Management segment, is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangement include the Commonwealth Automobile Reinsurers (CAR) and the Michigan Catastrophic Claims Association (MCCA).

As part of the strategy of exiting the accident and health assumed reinsurance pool business, the Company entered into an agreement that cedes the underwriting loss from this business from July 1, 1998 to December 31, 2000 up to an aggregate of $40.0 million. All amounts in excess of $40.0 million will be 100% retained by the Company.

Asset Accumulation

Allmerica Financial Services

The following table summarizes the results of operations, including the Closed Block, for the Allmerica Financial Services segment for the periods indicated.


                                                     (Unaudited)
                                                  Three Months Ended
                                                      March 31,
(In millions)                                      1999          1998

Segment  revenues
   Premiums                                       $ 27.9        $ 28.9
   Fees                                             82.9          69.5
   Investment and other income                      93.9          92.8
                                                   -----         -----
Total segment revenues                             204.7         191.2

Policy benefits, claims and losses                  98.4          93.5
Policy acquisition and other operating expenses     57.4          55.5
                                                   -----         -----
Segment income before taxes                       $ 48.9        $ 42.2
                                                   =====         =====




Three Months Ended March 31, 1999 Compared to Three Months Ended
March 31, 1998

Segment income before taxes increased $6.7 million, or 15.9%, to $48.9 million in the first quarter of 1999. This increase is primarily attributable to higher asset-based fee income driven by growth in the variable annuity and variable universal life product lines, partially offset by higher policy benefits and other operating expenses incurred as a result of this growth.

Segment revenues increased $13.5 million, or 7.1%, in 1999 primarily due to increased fees and other income, partially offset by a decrease in net investment income. Fee income from annuities and individual variable universal life policies increased $15.3 million, or 34.4%, in the first quarter of 1999 due to additional deposits and market appreciation. In addition, other income increased $5.1 million due primarily to higher investment management fees resulting from growth and appreciation in variable product assets under management. These increases were partially offset by reduced income from mortgage loans. Additionally, decreases in net investment income resulted from a reduction in average invested assets due to the run-off of non-variable universal life business and cancellation of certain accounts in the group retirement business, as well as an ongoing shift in assets from the general account to the separate accounts.

Policy benefits, claims and losses increased $4.9 million, or 5.2%, to $98.4 million in the first quarter of 1999. This increase is primarily due to the Company's establishment of a $7.4 million mortality reserve related to the variable annuity line of business, additional growth in this line, and the introduction in the second quarter of 1998 of a new annuity program which provides, for a limited time, enhanced crediting rates on deposits made into the Company's general account. Partially offsetting these increases were more favorable mortality experience in the Closed Block and non-variable universal life line of business, as well as decreased interest credited due to cancellations of certain accounts in the group retirement business.

Policy acquisition and other operating expenses increased $1.9 million, or 3.4%, in the first quarter of 1999. This increase primarily results from ongoing growth in the variable product lines, as well as increased operating expenses related to the Company's investment management business. In addition, other operating expenses related to claims handling costs in the individual disability line of business and trail commissions in the annuity line of business increased $2.0 million and $1.6 million, respectively. Partially offsetting these increases is an $11.0 million net decrease in deferred policy acquisition expenses related to the implementation of a new valuation system for the variable annuity line of business.

Interest Margins

The results of the Allmerica Financial Services segment depend, in part, on the maintenance of profitable margins between investment results from investment assets supporting universal life and general account annuity products and the interest credited on those products.

The following table sets forth interest earned, interest credited and the related interest margin.


                                                     (Unaudited)
                                                  Three Months Ended
                                                      March 31,
(In millions)                                      1999          1998

Net investment income                             $28.3         $32.9
Less: Interest credited                            23.5          23.1
                                                   ----          ----
Interest margins <F1>                             $ 4.8         $ 9.8
                                                   ====          ====


<F1> Interest margins represent the difference between income earned on investment assets and interest credited to customers' universal life and general account annuity policies. Earnings on surplus assets are excluded from net investment income in the calculation of the above interest margins.




Interest margins decreased in the first three months of 1999 due to reduced income from mortgage loans, a shift in assets to other product lines, and to the introduction of the aforementioned annuity program with enhanced crediting rates.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.


                                                     (Unaudited)
                                                  Three Months Ended
                                                      March 31,
(In millions)                                      1999          1998

Interest margins on GICs
  Net investment income                           $31.4         $21.6
  Interest credited                                26.6          17.5
                                                   ----          ----
    Net interest margin                             4.8           4.1
                                                   ----          ----
   Other income and expenses
     External fees and other income                 1.4           0.6
     Internal fees and other income                 1.5           1.7
     Other operating expenses                       2.0           2.5
                                                   ----          ----
Segment income before taxes                       $ 5.7         $ 3.9
                                                   ====          ====

Three Months Ended March 31, 1999 compared to Three Months Ended
March 31, 1998

Segment income before taxes increased $1.8 million, or 46.2%, to $5.7 million. This increase is attributable to growth in income from assets under management and increased interest margins on GICs. External fees increased as a result of new deposits from money market fund and other fixed income fund clients. Interest margins on GICs increased slightly since the first quarter of 1998, primarily as a result of continued sales of funding agreements.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.


                                             (Unaudited)
                                           Three Months Ended
                                                March 31,
(In millions)                             1999            1998
Segment revenues
  Investment and other income           $   1.2         $   2.0

  Interest expense                          3.8             3.8
  Other operating expenses                 13.4            10.5
                                         -------         -------
Segment loss before taxes and
  minority interest                     $ (16.0)        $ (12.3)
                                         =======         =======

Three Months Ended March 31, 1999 compared to Three Months Ended
March 31,1998

Segment loss before taxes and minority interest increased $3.7 million, or 30.1%, to $16.0 million in the first quarter of 1999 primarily due to an increase in expenses and a reduction in investment income. Other operating expenses consist primarily of corporate overhead expenses, which reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, Corporate Technology, Corporate Finance, Human Resources and the Legal department. The $2.9 million increase in other operating expenses is primarily the result of increased corporate technology costs. Additionally, investment income decreased primarily due to the sale of fixed maturity investments to fund the Company's stock repurchase program.

Interest expense for both periods relates solely to the interest paid on the Senior Debentures of the Company.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:

                           March 31, 1999<F1>          December 31,1998<F1>
                        Carrying     % of Total     Carrying     % of Total
(Dollars in millions)    Value     Carrying Value    Value     Carrying Value

Fixed maturities<F2>   $ 8,620.1        82.7%       $ 8,195.0       79.0%
Equity securities<F2>       98.5         0.9            397.1        3.8
Mortgages                  672.9         6.5            698.3        6.7
Policy loans               365.4         3.5            365.2        3.5
Cash and cash
  equivalents              496.0         4.8            559.7        5.4
Real estate and other
  invested assets          165.2         1.6            163.1        1.6
                      -----------     -------      -----------    -------
   Total               $10,418.1       100.0%       $10,378.4      100.0%
                      ===========     =======      ===========    =======

<F1>  Includes Closed Block invested assets with a carrying value of
      $759.9 million and $770.5 million at March 31, 1999 and December 31, 1998, respectively.
<F2>  The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets increased $39.7 million, or 0.4%, to $10.4 billion during the first quarter of 1999. This increase results primarily from increased fixed maturities of $425.1 million, partially offset by a decrease of $298.6 million of equity securities. The increase in fixed maturities is principally due to new funding agreement deposits. In January 1999, sales of equity securities resulted in proceeds of $310.0 million and realized gains of $116.0 million. In addition, mortgages decreased $25.4 million principally due to loan repayments.

Proceeds from the equity sales were used, in part, to repay the loan used to fund the acquisition of minority interest of Citizens Corporation. In addition, the decrease in cash and cash equivalents was due, in part, to the repurchase of AFC common stock under the stock repurchase program. The cancellation of certain accounts in the group retirement business and the maturation of several traditional GICs also reduced the cash balances.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 85.5% and 84.7% of the Company's total fixed maturity portfolio at March 31, 1999 and December 31, 1998, respectively. The average yield on debt securities was 7.1% and 7.4% for the three months ended March 31, 1999 and 1998, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

The following table illustrates the asset valuation allowance and additions to or deductions from such allowance for the periods indicated.


(Dollars in millions)                            Mortgages
Year Ended December 31, 1998
     Beginning balance                           $    20.7
     Benefit                                          (6.8)
     Write-offs <F1>                                  (2.4)
                                                 ----------
     Ending balance                              $    11.5
Valuation allowance as a
  percentage of carrying value
     before reserves                                   1.6%

Three months ended March 31, 1999
     Ending balance                              $    11.5
                                                 ==========
Valuation allowance as a
  percentage of carrying value
     before reserves                                   1.7%

<F1>  Write-offs reflect asset sales, foreclosures and forgiveness of debt upon restructurings.

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

Provision for federal income taxes before minority interest was $49.4 million during the first quarter of 1999 compared to $24.2 million during the same period in 1998. These provisions resulted in consolidated effective federal tax rates of 23.8% and 24.4%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 29.8% and 31.6% during the first quarter of 1999 and 1998, respectively. The effective tax rates for Allmerica P&C and its subsidiaries were 20.7% and 13.7% during the first quarter of 1999 and 1998, respectively. The increase in the rate for the Allmerica P&C subsidiaries primarily reflects a larger proportion of pre-tax income from realized capital gains in 1999.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. On March 12, 1999, Hanover declared a dividend to Allmerica P&C of $125.0 million, which was paid April 1, 1999. These funds were subsequently used to repurchase certain shares of Allmerica P&C's common stock held by AFC.

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

Net cash provided by operating activities was $38.0 million during the first quarter of 1999, compared to cash used in operating activities of $75.8 million for the same period of 1998. The change in 1999 was primarily due to the timing of settlements related to receivable balances with the Company's Separate Accounts. This receipt of cash was partially offset by cash used to fund increased commissions and other deferrable expenses related to continued growth in the variable annuity product lines of the Allmerica Financial Services segment.

Net cash used in investing activities was $123.5 million during the first three months of 1999, compared to $200.1 million during the same period in 1998. This change is primarily due to the $310.0 million sale of equity securities in January 1999, partially offset by increased net purchases of fixed maturities. Fixed maturity purchases totaling $187.3 million resulted from an increase in funds available from funding agreement sales. In addition, net proceeds from real estate and other long-term investments decreased $26.2 million.

Net cash provided by financing activities was $21.8 million during the first three months of 1999, as compared to $247.8 million during the comparable prior year period. In 1999, cash was used to repay $150.0 million in short term debt used to finance the acquisition of the minority interest of Citizens Corporation, and to repurchase AFC common stock with an aggregate cost of $121.4 million. These uses of cash were partially offset by an increase in net GIC deposits of $43.6 million during the first quarter as compared to the same period in 1998.

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

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. AFC has $150.0 million available under a committed syndicated credit agreement which expires on May 28, 1999. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, as designated base rate or the eurodollar rate plus applicable margin. At March 31, 1999, no amounts were outstanding under this agreement. The Company had $84.7 million of commercial paper borrowings outstanding at March 31, 1999. AFC had no repurchase agreements outstanding as of March 31, 1999.

Contingencies

In July 1997, a lawsuit on behalf of a putative class was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In October 1997, the plaintiffs voluntarily dismissed the Louisiana suit and filed a substantially similar action in Federal District Court in Worcester, Massachusetts. In early November 1998, the Company and the plaintiffs entered into a settlement agreement. The court granted preliminary approval of the settlement on December 4, 1998, and following a hearing on March 19, 1999, the judge took the matter under advisement pending his final determination. Accordingly, AFC recognized a $31.0 million pre-tax expense during the third quarter of 1998 related to this litigation. Although the Company believes that this expense reflects appropriate recognition of its obligation under the settlement, this estimate assumes the availability of insurance coverage for certain claims, and the estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In the Company's opinion, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company's consolidated financial statements. However, liabilities related to these proceedings could be established in the near term if estimates of the ultimate resolution of these proceedings are revised.

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

Based on a third party assessment, the Company determined that significant portions of its software require modification or replacement to enable its computer systems to process dates beyond December 31, 1999. The Company is presently completing the process of modifying or replacing existing software and believes that this action will resolve the Year 2000 issue. However, if such modifications and conversions are not made, or are not completed timely, or should there be serious unanticipated interruptions from unknown sources, the Year 2000 issue could have a material adverse impact on the operations of the Company. Specifically, the Company could experience, among other things, an interruption in its ability to collect and process premiums, process claim payments, safeguard and manage its invested assets, accurately maintain policyholder information, accurately maintain accounting records, and perform customer service. Any of these specific events, depending on duration, could have a material adverse impact on the results of operations and the financial position of the Company.

The Company has initiated formal communications with all of its suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company's total Year 2000 project cost and estimates to complete the project include the estimated costs and time associated with the Company's involvement on a third party's Year 2000 program, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.
The Company does not believe that it has material exposure to contingencies related to the Year 2000 issue for the products it has sold. Although the Company does not believe that there is a material contingency associated with the Year 2000 issue, there can be no assurance that exposure for material contingencies will not arise.

The cost of the Year 2000 project will be expensed as incurred and is being funded primarily through a reallocation of resources from discretionary projects and a reduction in systems maintenance and support costs.
Therefore, the Year 2000 project is not expected to result in any significant incremental technology cost, except as described above, and is not expected to have a material effect on the results of operations. The Company has incurred and expensed approximately $57 million related to the assessment plan development and substantial completion of the Year 2000 project, through March 31, 1999. The total remaining cost of the project is estimated at between $10-20 million.

Approximately 10% of the Company's Year 2000 resources to be utilized in 1999 have been allocated to the Company's remediation plan, which has three mission critical elements: internal systems, desktop systems, and external partners.

Internal Systems

Over 99% of the Company's internal systems have been corrected, tested for year 2000 dates, and returned to production. The remaining systems, which include relatively small systems waiting for vendor upgrade or scheduled for elimination or replacement, are targeted to be completed by June 30, 1999.

Desktop Systems

The Company has verified that all desktop computers are capable of correctly processing year 2000 dates. Additionally, over 99% of the third party software installed on the Company's desktop machines has been confirmed capable of processing year 2000 dates properly. The remaining desktop systems are expected to be upgraded, eliminated, or replaced by June 30, 1999.

External Partners

The Company has verified that 85% of its electronic interfaces will process year 2000 dates correctly. Eighty-four percent of the Property and Casualty agents have confirmed that they are capable of properly processing year 2000 dates. In addition, the Company has verified that 84% of its non-electronic partners are capable of properly processing year 2000 dates. Most external partners have informed the Company that they expect to be compliant. The Company hopes for full compliance of external partners by July 1, 1999.

In partnership with an outside consulting firm, the Company has completed an enterprise-wide Year 2000 business risk identification and assessment. The Continuity of Operations Plan (COOP) requirements have been identified for all business units of the Company and applicable plans are currently being developed. These plans will contain immediate steps needed to keep business functions operating while unforeseen Year 2000 issues are being addressed.
It outlines responses to situations that may affect critical business functions and also provides triage guidance, a documented order of actions to respond to problems. During the triage process, business priorities are established and "Critical Points of Failure" are identified as having a significant impact on the business. The Company's contingency plans are designed to keep business unit operations functioning in the event of a failure or delay due to year 2000 record format and date calculation changes. All plans, including individual plans by business segment, are scheduled to be completed by September 30, 1999. Contingency planning will utilize approximately 15% of the Company's Year 2000 resources in 1999.

The remaining 75% of the Company's Year 2000 resources will be utilized to address on-going compliance issues. These include periodic reviews of applications, installation and testing of new hardware and software packages, testing new software maintenance and testing internally developed software.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party responsiveness and modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the Year 2000 readiness of suppliers and business partners, and similar uncertainties.

Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes", "anticipated", "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2 to the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance and annuity products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiations at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching;
(xii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's, A.M.
Best, and Duff & Phelps; (xiv) lower appreciation on and decline in value of managed investments, resulting in reduced variable products, assets and related fees; (xv) possible claims relating to sales practices for insurance products; (xvi) uncertainty related to the Year 2000 issue; (xvii) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts; (xviii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products; and (xix) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets.

                        PART II - OTHER INFORMATION
                ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits

           EX - 27            Financial Data Schedule

(b)     Reports on Form 8K

On February 5, 1999, Allmerica Financial Corporation announced its financial results for the year ended December 31, 1998 and that first quarter results will be negatively impacted by catastrophe losses resulting from severe winter storms and adverse weather.

On March 24, 1999, Allmerica Financial Corporation announced that the Company's board of directors has authorized the expenditure of up to an additional $200 million to repurchase outstanding shares of its own common stock in an ongoing stock repurchase program.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     Allmerica Financial Corporation
                              Registrant



Dated    May 13, 1999
                                                    /s/ John F. O'Brien
                                                    John F. O'Brien
                                                    President and Chief
                                                    Executive Officer

Dated    May 13, 1999
                                                    /s/ Edward J. Parry III
                                                    Edward J. Parry III
                                                    Vice President,
                                                    Chief Financial Officer,
                                                    and Treasurer

                            EXHIBIT INDEX


Exhibit Number          Exhibit                                Page

27                      Financial Data Schedule                -