Form 10-Q
period 1999-06-30
ALLMERICA FINANCIAL CORP
filed 1999-08-13
CIK 944695

FORM 10-Q

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended:       June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from: _________to __________
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 54,202,576 shares of common stock outstanding, as of August 1, 1999.
                                   39
              Total Number of Pages Included in This Document
                      Exhibit Index is on Page 40

                              TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION



  Item 1.  Financial Statements
         Consolidated Statements of Income                             3
         Consolidated Balance Sheets                                   4
         Consolidated Statements of Shareholders' Equity               5
         Consolidated Statements of Comprehensive Income               6
         Consolidated Statements of Cash Flows                         7
         Notes to Interim Consolidated Financial Statements            8


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                  15


PART II. OTHER INFORMATION



  Item 4.  Submission of Matters to a Vote of Security Holders        37
  Item 6.  Exhibits and Reports on Form 8-K                           38


SIGNATURES                                                            39

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                         ALLMERICA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                           (Unaudited)         (Unaudited)
                                          Quarter Ended     Six Months Ended
                                            June 30,            June 30,

(In millions, except per share data)     1999      1998      1999      1998

REVENUES
  Premiums                             $ 494.7   $ 499.0   $ 953.0   $ 991.1
  Universal life and investment
    product policy fees                   88.6      72.7     171.5     142.2
  Net investment income                  158.2     149.3     312.5     298.7
  Net realized investment
    (losses) gains                        (5.5)     11.3     126.3      40.2
  Other income                            28.8      25.1      57.7      47.9
                                       -------   -------   -------   -------
             Total revenues              764.8     757.4   1,621.0   1,520.1
                                       -------   -------   -------   -------

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims, losses
    and loss adjustment expenses         440.2     456.0     883.4     900.7
  Policy acquisition expenses            111.9     114.0     204.6     230.4
  Other operating expenses               119.9     104.8     237.7     212.0
                                       -------   -------   -------   -------
      Total benefits, losses and
        expenses                         672.0     674.8   1,325.7   1,343.1
                                       -------   -------   -------   -------

Income from continuing operations
  before federal income taxes             92.8      82.6     295.3     177.0
                                       -------   -------   -------   -------

Federal income tax expense (benefit)
  Current                                 19.0      14.2      73.2      42.3
  Deferred                                 3.0       3.4      (3.5)     (2.1)
                                       -------   -------   -------   -------
    Total federal income tax expense      22.0      17.6      69.7      40.2
                                       -------   -------   -------   -------

Income from continuing operations
  before minority interest                70.8      65.0     225.6     136.8
                                       -------   -------   -------   -------

Minority interest:
  Distributions on mandatorily
    redeemable preferred securities
    of a subsidiary trust holding
    solely junior subordinated
    debentures of the Company             (4.0)     (4.0)     (8.0)     (8.0)
  Equity in earnings                       0.0      (1.8)      0.0      (6.1)
                                       -------   -------   -------   -------
                                          (4.0)     (5.8)     (8.0)    (14.1)

Income from continuing operations         66.8      59.2     217.6     122.7

(Loss) income from operations of
  discontinued business (less
  applicable income taxes (benefit)
  of $(3.5) and $0.7 for the quarters
  ended June 30, 1999 and 1998 and
  $(1.8) and $2.4 for the six months
  ended June 30, 1999 and 1998            (6.6)      1.1      (3.3)      4.4
                                       -------   -------   -------   -------

Net income                             $  60.2   $  60.3   $ 214.3   $ 127.1
                                       =======   =======   =======   =======


PER SHARE DATA
  Basic
    Income from continuing
      operations                       $  1.22   $  0.98   $  3.89   $  2.05
    (Loss) income from
      discontinued operations            (0.12)     0.02     (0.06)     0.07
                                       -------   -------   -------   -------
                                       $  1.10   $  1.00   $  3.83   $  2.12
                                       =======   =======   =======   =======
    Weighted average shares
      outstanding                         54.5      60.0      55.9      59.9
                                       =======   =======   =======   =======
  Diluted
    Income from continuing
      operations                       $  1.21   $  0.98   $  3.86   $  2.03
    (Loss) income from
       discontinued operations           (0.12)     0.02     (0.06)     0.07
                                       -------   -------   -------   -------
    Net income                         $  1.09   $  1.00   $  3.80   $  2.10
                                       =======   =======   =======   =======
    Weighted average shares
      outstanding                         55.1      60.5      56.4      60.4
                                       =======   =======   =======   =======

  Dividends declared to
    shareholders                       $   0.0   $  0.05   $   0.0   $  0.10
                                       =======   =======   =======   =======

       The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)
                                                   June 30,       December 31,
(In millions, except per share data)                 1999            1998
ASSETS
  Investments:
    Fixed maturities-at fair value (amortized
      cost of $8,056.2 and $7,618.2)              $  8,044.3     $  7,780.8
    Equity securities-at fair value (cost of
      $87.4 and $253.1)                                106.4          397.1
    Mortgage loans                                     555.7          562.3
    Policy loans                                       160.5          154.3
    Real estate and other long-term
      investments                                      176.8          163.1
                                                  ----------     ----------
        Total investments                            9,043.7        9,057.6
                                                  ----------     ----------
  Cash and cash equivalents                            578.0          550.3
  Accrued investment income                            140.8          142.3
  Deferred policy acquisition costs                  1,284.5        1,161.2
  Reinsurance receivable on paid and unpaid
    losses, benefits and unearned premiums           1,152.6        1,136.0
  Deferred federal income taxes                        112.8           19.8
  Premiums, accounts and notes receivable, net         611.6          510.5
  Other assets                                         483.5          529.4
  Closed Block assets                                  783.0          803.1
  Separate account assets                           15,635.9       13,697.7
                                                  ----------     ----------
    Total assets                                  $ 29,826.4     $ 27,607.9
                                                  ==========     ==========

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                        $  2,870.0     $  2,802.2
    Outstanding claims, losses and loss
      adjustment expenses                            2,793.0        2,816.3
    Unearned premiums                                  871.2          843.2
    Contractholder deposit funds and other
      policy liabilities                             3,200.7        2,637.0
                                                  ----------     ----------
        Total policy liabilities and accruals        9,734.9        9,098.7
                                                  ----------     ----------
  Expenses and taxes payable                           707.6          716.1
  Reinsurance premiums payable                          95.1           50.2
  Short-term debt                                       50.2          221.3
  Long-term debt                                       199.5          199.5
  Closed Block liabilities                             855.2          872.0
  Separate account liabilities                      15,635.2       13,691.5
                                                  ----------     ----------
    Total liabilities                               27,277.7       24,849.3
                                                  ----------     ----------
Minority interest:
  Mandatorily redeemable preferred securities
    of a subsidiary trust holding solely junior
    subordinated debentures of the Company             300.0          300.0
                                                  ----------     ----------

Commitments and contingencies  (Note 11)

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 20.0
    million shares authorized, none issued               0.0            0.0
  Common stock, $0.01 par value, 300.0
    million shares authorized, 60.4 million
    shares issued                                        0.6            0.6
  Additional paid-in capital                         1,771.1        1,768.8
  Accumulated other comprehensive income                 2.3          180.5
  Retained earnings                                    814.2          599.9
  Treasury stock at cost (6.2 million and 1.8
    million shares)                                   (339.5)         (91.2)
                                                  ----------     ----------
      Total shareholders' equity                     2,248.7        2,458.6
                                                  ----------     ----------
        Total liabilities and shareholders'
          equity                                  $ 29,826.4     $ 27,607.9
                                                  ==========     ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       (Unaudited)
                                                    Six Months Ended
                                                         June 30,
(In millions)                                        1999          1998
PREFERRED STOCK
  Balance at beginning and end of period          $     0.0      $     0.0
                                                  ----------     ----------

COMMON STOCK
  Balance at beginning and end of period                0.6            0.6
                                                  ----------     ----------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period                    1,768.8        1,755.0
    Issuance of common stock                            2.3           11.3
                                                  ----------     ----------
  Balance at end of period                          1,771.1        1,766.3
                                                  ----------     ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
  NET UNREALIZED APPRECIATION ON INVESTMENTS
    Balance at beginning of period                    180.5          217.9
      Net (depreciation) appreciation on
        available-for-sale securities                (274.0)          44.1
      Benefit (provision) for deferred federal
        income taxes                                   95.8          (15.7)
      Minority interest                                 0.0           (2.7)
                                                  ----------     ----------
        Other comprehensive (loss) income            (178.2)          25.7
                                                  ----------     ----------
     Balance at end of period                           2.3          243.6
                                                  ----------     ----------

RETAINED EARNINGS
  Balance at beginning of period                      599.9          407.8
    Net income                                        214.3          127.1
    Dividends to shareholders                           0.0           (6.0)
                                                  ----------     ----------
  Balance at end of period                            814.2          528.9
                                                  ----------     ----------

TREASURY STOCK
  Balance at beginning of period                      (91.2)           0.0
    Shares purchased at cost                         (250.2)           0.0
    Shares reissued at cost                             1.9            0.0
                                                  ----------     ----------
  Balance at end of period                           (339.5)           0.0
                                                  ----------     ----------

         Total shareholders' equity               $ 2,248.7      $ 2,539.4
                                                  ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                            (Unaudited)       (Unaudited)
                                           Quarter Ended   Six Months Ended
                                             June 30,           June 30,
(In millions)                            1999       1998     1999     1998

Net income                             $  60.2   $  60.3   $ 214.3   $ 127.1

Other comprehensive income:
  Net (depreciation) appreciation on
    available-for-sale securities       (112.4)     19.0    (274.0)     44.1
  Benefit (provision) for deferred
    federal income taxes                  39.4      (6.7)     95.8     (15.7)
  Minority interest                        0.0      (2.0)      0.0      (2.7)
                                        -------   -------   -------   -------
    Other comprehensive (loss) income    (73.0)     10.3    (178.2)     25.7
                                        -------   -------   -------   -------
Comprehensive (loss) income            $ (12.8)  $  70.6   $  36.1   $ 152.8
                                        =======   =======   =======   =======


        The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (Unaudited)
                                                      Six Months Ended
                                                           June 30,
(In millions)                                         1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $   214.3     $   127.1
    Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
     Minority interest                                  0.0           6.1
     Net realized gains                              (126.9)        (42.6)
     Net amortization and depreciation                 17.8          16.1
     Deferred federal income taxes                     (0.3)         (1.4)
     Change in deferred acquisition costs             (97.4)        (86.8)
     Change in premiums and notes receivable,
       net of reinsurance payable                     (55.9)         (4.0)
     Change in accrued investment income                1.3          (3.5)
     Change in policy liabilities and
       accruals, net                                   63.8          23.9
     Change in reinsurance receivable                 (16.6)        (63.3)
     Change in expenses and taxes payable             (10.9)        (54.9)
     Separate account activity, net                    53.5           1.1
     Other, net                                       (10.2)         (8.3)
                                                   ---------     ---------
        Net cash provided by (used in)
          operating activities                         32.5         (90.5)
                                                   ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals and maturities of
    available-for-sale fixed maturities             1,390.5       1,263.5
  Proceeds from disposals of equity securities        371.4          61.1
  Proceeds from disposals of other investments         20.6          49.9
  Proceeds from mortgages matured or collected         49.3          92.2
  Purchase of available-for-sale fixed maturities  (1,854.7)     (1,770.3)
  Purchase of equity securities                       (67.1)        (90.6)
  Purchase of other investments                       (71.8)       (110.6)
  Capital expenditures                                (15.9)        (11.7)
  Other investing activities, net                       0.0          11.4
                                                   ---------     ---------
        Net cash used in investing activities        (177.7)       (505.1)
                                                   ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to
    contractholder deposit funds                    1,246.6         844.8
  Withdrawals from contractholder deposit funds      (668.5)       (259.4)
  Change in short-term debt                          (171.1)         13.6
  Change in long-term debt                              0.0          (2.6)
  Proceeds from issuance of common stock                0.2           9.8
  Purchase of treasury shares                        (250.2)          0.0
  Reissuance of treasury shares                         1.9           0.0
  Dividends paid to shareholders                        0.0          (6.6)
                                                    --------       -------
        Net cash provided by financing activities     158.9         599.6
                                                    --------       -------
Net change in cash and cash equivalents                13.7           4.0
Net change in cash held in the Closed Block            14.0          16.9
Cash and cash equivalents, beginning of period        550.3         215.1
                                                    --------       -------
Cash and cash equivalents, end of period          $   578.0     $   236.0
                                                    ========       =======

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

The interim consolidated financial statements of AFC include the accounts of First Allmerica Financial Life Insurance Company ("FAFLIC"), its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), non-insurance subsidiaries (principally brokerage and investment advisory subsidiaries), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance holding company), The Hanover Insurance Company ("Hanover", a wholly-owned subsidiary of Allmerica P&C), Citizens Corporation (a wholly-owned subsidiary of Hanover), and Citizens Insurance Company of America ("Citizens", a wholly-owned subsidiary of Citizens Corporation). The Closed Block assets and liabilities and its results of operations are presented in the consolidated financial statements as single line items. Unless specifically stated, all disclosures contained herein supporting the consolidated financial statements exclude the Closed Block related amounts. All significant intercompany accounts and transactions have been eliminated.

In December 1998, the Company acquired all of the outstanding common stock of Citizens Corporation that it did not already own. Prior to this acquisition, the financial statements reflect minority interest in Citizens Corporation and its wholly-owned subsidiary, Citizens, of 17.5% (see Note 4).

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1998 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which establishes accounting and reporting standards for derivative instruments. Statement No. 133 requires that an entity recognize all derivatives as either assets or liabilities at fair value in the statement of financial position, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures. This statement is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the impact of the adoption of Statement No. 133.

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

3. Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). The Company is pursuing a sale of its EBS business during the second half of 1999. During the third quarter of 1998, the Company ceased writing new premium in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the Company's group life and health insurance business, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"
("APB No. 30").As permitted by APB No. 30, the Consolidated Balance Sheet has not been segregated between continuing and discontinued operations. At June 30, 1999, the businesses had assets of approximately $469.3 million consisting primarily of invested assets, premiums and fees receivable, and reinsurance recoverables, and liabilities of approximately $445.2 million consisting primarily of policy liabilities. Revenues for the discontinued operations were $89.7 million and $99.3 million for the quarters ended June 30, 1999 and 1998, respectively, and $187.1 million and $200.5 million for the six months ended June 30, 1999 and 1998, respectively.

4. Acquisition of Minority Interest of Citizens Corporation

On December 3, 1998, Citizens Acquisition Corporation, a wholly-owned subsidiary of the Company, completed a cash tender offer to acquire the outstanding shares of Citizens Corporation common stock that AFC or its subsidiaries did not already own at a price of $33.25 per share. Approximately 99.8% of publicly held shares of Citizens Corporation common stock were tendered. On December 14, 1998, the Company completed a short-form merger, acquiring all shares of common stock of Citizens Corporation not purchased in its tender offer, through the merger of its wholly-owned subsidiary, Citizens
Acquisition Corporation, with Citizens Corporation at a price of $33.25 per share. Total consideration for the transactions amounted to $195.9 million. The acquisition has been recognized as a purchase.
The minority interest acquired totaled $158.5 million. A total of $40.8 million representing the excess of the purchase price over the fair values of the net assets acquired, net of deferred taxes, has been allocated to goodwill and is being amortized over a 40-year period.

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


                                                  (Unaudited)
                                               Six Months Ended
(In millions, except per share data)            June 30, 1998
Revenue                                            $1,513.2
                                                   =========
Net realized capital gains included in revenue     $   39.4
                                                   =========
Income before taxes and minority interest          $  169.6
Income taxes                                          (37.8)
Minority interest:
   Distributions on mandatorily redeemable
     preferred securities of a subsidiary
     trust holding solely junior subordinated
     debentures of the Company                         (8.0)
                                                   ---------
Income from continuing operations                     123.8
Income from operations of discontinued business         4.4
                                                   ---------
Net income                                         $  128.2
                                                   =========

PER SHARE DATA
Basic
     Income from continuing operations             $   2.07
                                                   =========
     Weighted average shares outstanding               59.9
                                                   =========
Diluted
     Income form continuing operations             $   2.05
                                                   =========
     Weighted average shares outstanding               60.4
                                                   =========

5. Significant Transactions

Effective January 1, 1999, the Company entered into a whole account aggregate excess of loss reinsurance agreement with a highly rated reinsurer. The reinsurance agreement provides accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business, and is subject to cancellation or commutation annually at the Company's option. The program covers losses and allocated loss adjustment expenses ("LAE"), including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate coverage limits for losses and allocated LAE are $150.0 million and $300.0 million, respectively. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50.0-67.0% depending on the size of the loss, and increased by a ceding commission of 20.0% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized a net (expense) benefit of $(3.0) million and $16.9 million, for the quarter and six months ended June 30, 1999, based on year-to-date and annual estimates of losses and allocated loss adjustment expenses for accident year 1999.

During March 1999, the Company completed the repurchase of $200.0 million of its common stock under its October, 1998 repurchase program authorized by the Board of Directors of AFC. On March 23, 1999, the Board of Directors of AFC authorized the repurchase of up to an additional $200.0 million of its issued common stock. As of June 30, 1999, under this additional program, the Company had repurchased an additional $132.6 million of its issued common stock.

6. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 1999 and 1998, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

7. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized
(losses) gains to the net balance shown in the Statement of Comprehensive Income:



                                       (Unaudited)         (Unaudited)
                                      Quarter Ended      Six Months Ended
                                         June 30,            June 30,
(In millions)                         1999      1998     1999      1998
Unrealized (losses) gains on
  securities:
    Unrealized holding (losses)
      gains arising during period
      (net of taxes and minority
      interest of $(34.8) million
      and $13.1 million for the
      quarters ended June 30, 1999
      and 1998 and $(61.0) million
      and $29.2 million for the six
      months ended June 30, 1999
      and 1998)                     $ (77.7) $  13.3   $ (89.0)  $ 44.1
    Less: reclassification
      adjustment for gains included
      in net income (net of taxes
      and minority interest of $(4.6)
      million and $4.4 million for
      the quarters ended June 30,
      1999 and 1998 and $34.8
      million and $10.8 million for
      the six months ended June 30,
      1999 and 1998)                   (4.7)     3.0      89.2     18.4
                                      ------   ------   -------   ------
Other comprehensive (loss) income   $ (73.0) $  10.3   $(178.2)  $ 25.7
                                      ======   ======   =======   ======

8. Closed Block

Included in other income in the Consolidated Statements of Income is a net pre-tax contribution from the Closed Block of $2.5 million and $7.1 million for the second quarter and six months ended June 30, 1999, respectively, compared to $3.6 million and $6.0 million for the second quarter and six months ended June 30, 1998, respectively. Summarized financial information of the Closed Block is as follows:

                                              (Unaudited)
                                                June 30,      December 31,
(In millions)                                    1999          1998

ASSETS
  Fixed maturities-at fair value
    (amortized cost of $415.0 and $399.1)       $410.7        $414.2
  Mortgage loans                                 133.0         136.0
  Policy loans                                   205.0         210.9
  Cash and cash equivalents                        0.0           9.4
  Accrued investment income                       14.2          14.1
  Deferred policy acquisition costs               14.1          15.6
  Other assets                                     6.0           2.9
                                                 ------        ------
    Total assets                                $783.0        $803.1
                                                 ======        ======

LIABILITIES
  Policy liabilities and accruals               $843.6        $862.9
  Other liabilities                               11.6           9.1
                                                 ------        ------
    Total liabilities                           $855.2        $872.0
                                                 ======        ======


                                       (Unaudited)         (Unaudited)
                                      Quarter Ended      Six Months Ended
                                         June 30,            June 30,
(In millions)                         1999      1998     1999      1998
REVENUES
  Premiums                           $ 8.4     $ 9.0     $35.6     $37.2
  Net investment income               13.5      13.2      26.6      26.4
  Net realized investment (losses)
    gains                             (0.3)      1.6       0.5       1.6
                                     ------    ------    ------    ------
      Total revenues                  21.6      23.8      62.7      65.2
                                     ------    ------    ------    ------
BENEFITS AND EXPENSES
  Policy benefits                     18.9      19.7      54.4      57.4
  Policy acquisition expenses          0.6       0.6       1.1       1.3
  Other operating expenses            (0.4)     (0.1)      0.1       0.5
                                     ------    ------    ------    ------
      Total benefits and expenses     19.1      20.2      55.6      59.2
                                     ------    ------    ------    ------
       Contribution from the
         Closed Block               $  2.5     $ 3.6     $ 7.1     $ 6.0
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

9. Segment Information

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

In 1999, the Company reorganized its Property and Casualty and Corporate Risk Management Services operations within the Risk Management segment. Under the new structure, the Risk Management segment manages its business through five distribution channels identified as Hanover North, Hanover South, Citizens Midwest, Allmerica Voluntary Benefits, and Allmerica Specialty. During the second quarter of 1999, the Company approved a plan to exit its group life and health business, consisting of its EBS business and its reinsurance pool business. Results of operations from this business, relating to both the current and the prior periods, have been segregated and reported as a component of discontinued operations in the Consolidated Statements of Income. Operating results from this business were previously reported in the Allmerica Voluntary Benefits and Allmerica Specialty distribution channels. Prior to 1999, results of the group life and health business were included in the Corporate Risk Management Services segment, while all other Risk Management business was reflected in the Property and Casualty segment.

The Risk Management segment's property and casualty business is offered primarily through the Hanover North, Hanover South and Citizens Midwest distribution channels utilizing the Company's independent agent network primarily in the Northeast, Midwest and Southeast United States, maintaining a strong regional focus. Allmerica Voluntary Benefits focuses on worksite distribution, which offers discounted property and casualty products through employer sponsored programs. In addition, the affinity group property and casualty business, which was included in Citizens Midwest, Hanover North and Hanover South in the first quarter of 1999, is now included in the Allmerica Voluntary Benefits distribution channel. This change is consistent with the resegmentation which was presented in the first quarter of 1999 and with the way results are regularly evaluated by the chief operating decision maker. Accordingly, results for all periods presented have been restated to reflect this change. Allmerica Specialty offers special niche property and casualty products in selected markets.

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

Management evaluates the results of the aforementioned segments based on a pre-tax and minority interest basis. Segment income is determined by adjusting net income for net realized investment gains and losses, net gains and losses on disposals of businesses, dicontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of segment income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments for the periods indicated.


                                       (Unaudited)         (Unaudited)
                                      Quarter Ended      Six Months Ended
                                         June 30,            June 30,
(In millions)                         1999      1998     1999      1998
Segment revenues:
  Risk Management                    $554.5    $560.4   $1,075.8  $1,118.1
                                     -------   -------  --------  --------
  Asset Accumulation
    Allmerica Financial Services      193.9     172.4      398.6     363.6
    Allmerica Asset Management         40.5      29.9       74.8      53.8
                                     -------   -------  --------  --------
      Subtotal                        234.4     202.3      473.4     417.4
                                     -------   -------  --------  --------
  Corporate                             2.4       4.1        3.6       6.1
  Intersegment revenues                (1.9)     (0.5)      (2.5)     (2.5)
                                     -------   -------  --------  --------
    Total segment revenues
      including Closed Block          789.4     766.3    1,550.3   1,539.1
Adjustments to segment revenues:
      Adjustment for Closed Block     (19.1)    (20.2)     (55.6)    (59.2)
      Net realized (losses) gains      (5.5)     11.3      126.3      40.2
                                     -------   -------  --------  --------
    Total revenues                   $764.8    $757.4   $1,621.0  $1,520.1
                                     =======   =======  ========  ========
Segment income (loss) before income
 taxes and minority interest:
  Risk Management                    $ 55.3    $ 34.9   $  85.1   $   72.6
                                     -------   -------  --------  --------
  Asset Accumulation
    Allmerica Financial Services       47.7      44.2      96.6       86.4
    Allmerica Asset Management          6.8       6.2      12.5       10.1
                                     -------   -------  --------  --------
      Subtotal                         54.5      50.4     109.1       96.5
                                     -------   -------  --------  --------
  Corporate                           (13.5)    (12.7)    (29.5)     (25.0)
                                     -------   -------  --------  --------
    Segment income before income
     taxes and minority interest       96.3      72.6     164.7      144.1
Adjustments to segment income:
  Net realized investment (losses)
   gains, net of amortization          (3.5)     10.1     130.6       33.7
  Other items                           0.0      (0.1)      0.0       (0.8)
                                     -------   -------  --------  --------
Income from continuing operations
  before taxes and minority interest $ 92.8    $ 82.6   $ 295.3     $177.0
                                     =======   =======  ========  ========


                        Identifiable Assets    Deferred Acquisition Costs
                       (Unaudited)              (Unaudited)
                         June 30,  December 31,   June 30,   December 31
(In millions)              1999      1998           1999        1998
Risk Management        $ 5,810.6  $ 6,219.0     $  169.2     $  167.5
                       ---------  ---------     --------     --------
Asset Accumulation
  Allmerica Financial
   Services             21,306.0   19,416.6      1,114.8        993.1
  Allmerica Asset
   Management            2,482.9    1,810.9          0.5          0.6
                       ---------  ---------     --------     --------
    Subtotal            23,788.9   21,227.5      1,115.3        993.7
  Corporate                226.9      161.4          0.0          0.0
                       ---------  ---------     --------     --------
  Total                $29,826.4  $27,607.9     $1,284.5     $1,161.2
                       =========  =========     ========     ========

10. Earnings Per Share


                                       (Unaudited)         (Unaudited)
                                      Quarter Ended      Six Months Ended
                                         June 30,            June 30,
(In millions, except per share data)  1999      1998     1999      1998
Basic shares used in the
  calculation of earnings per share   54.5      60.0     55.9      59.9
Dilutive effect of securities:
    Employee stock options             0.4       0.4      0.3       0.4
    Non-vested stock grants            0.2       0.1      0.2       0.1
                                      ----      ----     ----      ----
Diluted shares used in the
calculation of earnings per share     55.1      60.5     56.4      60.4
                                      ====      ====     ====      ====
Per share effect of dilutive
  securities on net income and
  income from continuing operations  $0.01     $ 0.0    $0.03     $0.02
                                      ====      ====     ====      ====


11. Commitments and Contingencies

Litigation

In July 1997, a lawsuit on behalf of a putative class was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In October 1997, the plaintiffs voluntarily dismissed the Louisiana suit and filed a substantially similar action in Federal District Court in Worcester, Massachusetts. In early November 1998, the Company and the plaintiffs entered into a settlement agreement. The court granted preliminary approval of the settlement on December 4,
1998. On May 19, 1999, the court issued an order certifying the class for settlement purposes and granting final approval of the settlement agreement. AFC recognized a $31.0 million pre-tax expense during the
third quarter of 1998 related to this litigation.   Although the Company
believes that this expense reflects appropriate recognition of its obligation under the settlement, this estimate assumes the availability of insurance coverage for certain claims, and the estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers, if any, and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

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

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of AFC, First Allmerica Financial Life Insurance Company ("FAFLIC"), its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C," a wholly-owned non-insurance holding company), The Hanover Insurance Company ("Hanover," a wholly-owned subsidiary of Allmerica P&C), Citizens Corporation (a wholly-owned non-insurance subsidiary of Hanover), Citizens Insurance Company of America ("Citizens," a wholly-owned subsidiary of Citizens Corporation) and certain other insurance and non-insurance subsidiaries.

In December 1998, the Company acquired all of the outstanding common stock of Citizens Corporation that it did not already own. Prior to this acquisition, the results of operations reflect minority interest in Citizens Corporation and its wholly owned subsidiary, Citizens, of 17.5%.

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

In 1999, the Company reorganized its Property and Casualty and Corporate Risk Management Services operations within the Risk Management segment. Under the new structure, the Risk Management segment manages its business through five distribution channels identified as Hanover North, Hanover South, Citizens Midwest, Allmerica Voluntary Benefits, and Allmerica Specialty. During the second quarter of 1999, the Company approved a plan to exit its group life and health business, consisting of its Employee Benefit Services ("EBS") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). Results of operations from this business, relating to both the current and the prior periods, have been segregated and reported as a component of discontinued operations in the Consolidated Statements of Income. Operating results from this business were previously reported in the Allmerica Voluntary Benefits and Allmerica Specialty distribution channels. Prior to 1999, results of the group life and health business were included in the Corporate Risk Management Services segment, while all other Risk Management business was reflected in the Property and Casualty segment.

The Risk Management segment's property and casualty business is offered primarily through the Hanover North, Hanover South and Citizens Midwest distribution channels utilizing the Company's independent agent network primarily in the Northeast, Midwest and Southeast United States, maintaining a strong regional focus. Allmerica Voluntary Benefits focuses on worksite distribution, which offers discounted property and casualty products through employer sponsored programs. In addition, the affinity group property and casualty business, which was included in Citizens Midwest, Hanover North and Hanover South in the first quarter of 1999, is also included in the Allmerica Voluntary Benefits distribution channel. This change is consistent with the resegmentation which was presented in the first quarter of 1999 and with the way results are regularly evaluated by the chief operating decision maker. Accordingly, results for all periods presented have been restated to reflect this change. Allmerica Specialty offers special niche property and casualty products in selected markets.

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


Results of Operations

Consolidated Overview

The Company's consolidated net income for the second quarter decreased
$0.1 million, or 0.2%, to $60.2 million, compared to $60.3 million for the same period in 1998. Consolidated net income for the first six months increased $87.2 million, or 68.6%, to $214.3 million, compared to $127.1 million for the first six months of 1998. Net income includes certain items which management believes are not indicative of overall operating trends, such as net realized investment gains and losses, net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of adjusted net income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, adjusted net income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

For purposes of assessing each segment's contribution to adjusted net income, management evaluates the results of these segments on a pre-tax and minority interest basis. The following table reflects each segment's contribution to adjusted net income and reconciliation to consolidated net income as adjusted for these items.

Page 16


                                       (Unaudited)         (Unaudited)
                                      Quarter Ended      Six Months Ended
                                         June 30,            June 30,
(In millions)                         1999      1998     1999      1998

Segment income (loss) before income
  taxes and minority interest:
    Risk Management                   $ 55.3   $ 34.9    $ 85.1    $ 72.6
                                      ------   ------    ------    ------
    Asset Accumulation
      Allmerica Financial Services      47.7     44.2      96.6      86.4
      Allmerica Asset Management         6.8      6.2      12.5      10.1
                                      ------   ------    ------    ------
      Subtotal                          54.5     50.4     109.1      96.5
    Corporate                          (13.5)   (12.7)    (29.5)    (25.0)
                                      ------   ------    ------    ------
      Segment income before income
       taxes and minority interest      96.3     72.6     164.7     144.1

  Federal income taxes on segment
    income                             (19.3)   (12.2)    (32.4)    (28.6)
  Minority interest on preferred
    dividends                           (4.0)    (4.0)     (8.0)     (8.0)
  Minority interest on segment
    income                               0.0     (1.7)      0.0      (5.5)
                                      ------   ------    ------    ------
Adjusted net income                     73.0     54.7     124.3     102.0
Adjustments (net of taxes,
  minority interest and
  amortization, as applicable):
    Net realized investment
      (losses) gains                    (6.2)     4.5      93.3      21.3
    Other items                          0.0      0.0       0.0      (0.6)
                                      ------   ------    ------    ------
Net income from continuing
  operations                            66.8     59.2     217.6     122.7
    Discontinued operations:
      (Loss) income from operations
        of discontinued group life and
        health business (net of
        applicable taxes)               (6.6)     1.1     (3.3)       4.4
                                      ------   ------    ------    ------
Net income                            $ 60.2   $ 60.3   $214.3     $127.1
                                      ======   ======    ======    ======



Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

The Company's segment income before taxes and minority interest increased $23.7 million, or 32.6%, to $96.3 million in the second quarter of 1999. This increase is attributable to increased income of $20.4 million from the Risk Management segment and $4.1 million from the Asset Accumulation group. The increase in the Risk Management segment was primarily attributable to a $34.6 million decrease in catastrophe losses, partially offset by unfavorable current year claims activity in both the commercial multiple peril and homeowners' lines. The increase in the Allmerica Financial Services segment is primarily attributable to higher asset-based fee income driven by growth and market appreciation in the variable annuity and variable universal life product lines, net of related expenses. Additionally, Allmerica Asset Management segment income increased $0.6 million primarily due to growth in income from assets under management.

The effective tax rate for segment income was 20.2% for the second quarter of 1999 compared to 16.8% for the second quarter of 1998. The increase in the tax rate was principally driven by the decrease in the proportion of tax-exempt income to pre-tax operating income.

Net realized losses on investments after taxes were $6.2 million in the second quarter of 1999, resulting primarily from net realized losses on fixed maturities of $7.4 million. During the second quarter of 1998, net realized gains on investments after taxes and minority interest of $4.5 million resulted primarily from net realized gains on fixed maturities and equity securities of $3.5 million and $1.4 million, respectively.

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its EBS business and its reinsurance pool business . The Company is pursuing a sale of its EBS business during the second half of 1999. During the third quarter of 1998, the Company ceased writing new premium in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the Company's group life and health insurance business, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30").

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The Company's segment income before taxes and minority interest increased $20.6 million, or 14.3%, to $164.7 million in the first six months of 1999. This increase is attributable to increased income of $12.6 million from the Asset Accumulation group and $12.5 million from the Risk Management segment, partially offset by additional losses of $4.5 million in the Corporate segment. The increase in the Allmerica Financial Services segment of $10.2 million was primarily attributable to higher asset-based fee income resulting from growth and market appreciation in the variable annuity and variable universal life product lines, net of related expenses. The increase in the Allmerica Asset Management segment of $2.4 million is principally due to growth in income from assets under management and increased interest margins on GICs. Risk Management segment income for the first six months of 1999 resulted primarily from a $16.9 million favorable impact related to the whole account aggregate excess of loss reinsurance treaty ("aggregate excess of loss reinsurance treaty") entered into during the first quarter of 1999. The operating loss in the Corporate segment increased primarily due to a reduction in net investment income as well as higher technology costs.

The effective tax rate for segment income was 19.7% for the first six months of 1999 compared to 19.8% for the first six months of 1998. The decrease in the tax rate was principally driven by a change in reserves for prior year tax liability, partially offset by a decrease in the proportion of tax-exempt income to pre-tax operating income.

Net realized gains on investments after taxes were $93.3 million in the first six months of 1999, resulting primarily from net realized gains on equity securities and partnership investments of $99.1 million and $4.1 million, respectively, partially offset by $16.4 million of after-tax realized losses from impairments recognized on fixed maturities. The increase in net realized gains on equity securities relates principally to the sale of $310.0 million of appreciated equities in the property and casualty investment portfolio. During the first six months of 1998, net realized gains on investments after taxes and minority interest of $21.3 million resulted primarily from net realized gains on equity securities and fixed maturities of $12.3 million and $9.6 million, respectively.

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

Risk Management

The following table summarizes the results of operations for the Risk Management segment:


                                       (Unaudited)         (Unaudited)
                                      Quarter Ended      Six Months Ended
                                         June 30,            June 30,
(In millions)                         1999      1998     1999      1998
Net premiums written                  $505.2    $501.8   $982.4    $991.0
                                      ------    ------   ------    ------
Net premiums earned                   $494.6    $498.7   $952.2    $990.1
                                      ------    ------   ------    ------

Underwriting loss                     $ (1.2)   $(20.7)  $(31.7)   $(45.1)
Net investment and other income         56.5      55.6    116.8     117.7
                                      ------    ------   ------    ------

Segment income before taxes and
  minority interest                   $ 55.3    $ 34.9   $ 85.1    $ 72.6
                                      ======    ======   ======    ======

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Premium

Risk Management's net premiums written increased $3.4 million, or 0.7%, to $505.2 million for the quarter ended June 30, 1999, compared to $501.8 million for the same period in 1998. This is primarily attributable to an increase in net premiums written in the workers' compensation line of $6.8 million, or 15.5%, primarily due to an increase in policies in force of 7.2% since June 30, 1998, and to a decrease of $3.7 million in ceded premium under the aggregate excess of loss reinsurance treaty. These increases in net premiums written are partially offset by a $5.2 million decrease in personal automobile net premiums written primarily attributed to an average rate decrease of 3.6% and a 1.8% decline of policies in force since June 30, 1998.

Risk Management's net premiums earned decreased $4.1 million, or 0.8%, to $494.6 million for the quarter ended June 30, 1999, compared to $498.7 million for the same period in 1998. This decrease is primarily attributable to an $8.4 million decrease in the personal automobile line, to $224.3 million for the quarter ended June 30, 1999, from $232.7
million for the same quarter in 1998.   The decrease in the personal
automobile line's net premiums earned is primarily attributable to an average rate decrease of 3.6% since June 30, 1998, as well as to a decrease in policies in force of 1.8% since June 30, 1998. This was partially offset by increased net premiums earned of $3.7 million from the aforementioned aggregate excess of loss reinsurance treaty. Management believes that competitive conditions in the personal automobile line may continue to impact future growth in net premiums earned.

Underwriting results

Risk Management's underwriting loss decreased $19.5 million to $1.2 million for the quarter ended June 30, 1999, compared to $20.7 million for the same period in 1998. The decrease is primarily attributable to a $34.6 million decrease in catastrophe losses, to $9.2 million for the quarter ended June 30, 1999, from $43.8 million for the same period in 1998. In addition, there was improved severity of $16.0 million in the personal automobile line, partially offset by unfavorable current year claims activity in both the commercial multiple peril and homeowners lines. Policy acquisition and other underwriting expenses increased $4.0 million to $144.0 million for the quarter ended June 30, 1999, compared to $140.0 million for the same period in 1998. Underwriting results were also unfavorably impacted by a $3.0 million reduction in net recoverability on the aforementioned aggregate excess of loss reinsurance treaty.

Distribution channel results

The following table summarizes the results of operations for the distribution channels of the Risk Management segment:


                                       (Unaudited)
                                 Quarter Ended June 30,1999
(In millions,  Hanover Hanover Citizens Voluntary  Allmerica
except ratios)  North   South   Midwest  Benefits  Specialty  Other<FN2> Total
Net premiums
  written     $168.0  $ 49.9  $138.9   $138.5     $ 10.0     $(0.1)   $505.2
Underwriting
  profit
  (loss)      $  7.0  $ (2.6) $ (0.8)  $  1.0     $ (3.5)    $(2.3)   $ (1.2)
Statutory
  combined
  ratio <FN1>   97.3   103.4   100.9     98.2      140.8      N/M      100.1

<FN1> Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio.

<FN2> Includes results from certain property and casualty business which the Company has exited, as well as purchase accounting adjustments.


                                       (Unaudited)
                                  Quarter Ended June 30,1998
(In millions, Hanover Hanover Citizens Voluntary  Allmerica
except ratios) North   South   Midwest  Benefits  Specialty Other<FN2> Total
Net premiums
  written     $159.4  $ 52.4  $140.2   $134.0     $ 14.8     $ 1.0   $501.8
Underwriting
  (loss)
  profit      $ (1.9)  $(2.4) $(14.9)  $ (1.3)    $  0.9     $(1.1)  $(20.7)
Statutory
  combined
  ratio <FN1>  102.3   105.4   110.0    103.8       91.4       N/M    105.0

<FN1> Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio.

<FN2> Includes results from certain property and casualty business which the Company has exited, as well as purchase accounting adjustments.

Hanover North

Hanover North's net premiums written increased $8.6 million, or 5.4%, to $168.0 million for the quarter ended June 30, 1999, compared to $159.4 million for the same period in 1998. This increase is primarily attributable to a $6.9 million increase in net premiums written in the commercial lines. In addition, there was a $1.7 million increase in the personal lines.

Hanover North's underwriting results improved $8.9 million to an underwriting profit of $7.0 million for the quarter ended June 30, 1999, compared to an underwriting loss of $1.9 million for the same period in 1998. This improvement in underwriting results is primarily attributable to an increase in net premiums earned of $13.8 million, or 8.9%, to $169.5 million for the quarter ended June 30, 1999, compared to $155.7 million for the same period in 1998, reflecting growth in all of the major lines. Also contributing to the improvement in underwriting results is a $5.1 million decrease in catastrophes, which is partially offset by unfavorable claims activity, primarily in the workers' compensation and commercial multiple peril lines.

Hanover South

Hanover South's net premiums written decreased $2.5 million, or 4.8%, to $49.9 million for the quarter ended June 30, 1999, compared to $52.4 million for the same period in 1998. The decrease is primarily due to a $2.2 million, or 16.8%, decrease in personal automobile net premiums written due to the exit of certain states in the South.

Underwriting results deteriorated $0.2 million to an underwriting loss of $2.6 million for the quarter ended June 30, 1999, compared to $2.4 million for the same period in 1998. The decrease in underwriting results is primarily attributable to a $2.7 million and a $0.5 million deterioration in the commercial multiple peril and workers' compensation lines, respectively, offset by a $3.2 million decrease in catastrophe losses.

Citizens Midwest

Citizens Midwest's net premiums written decreased $1.3 million, or 0.9%, to $138.9 million for the quarter ended June 30, 1999, compared to $140.2 million for the same period in 1998. This decrease is primarily attributable to a decrease in the personal automobile line of $4.8 million, to $37.8 million, for the quarter ended June 30, 1999, compared to $42.6 million for the same period in 1998. This decrease is attributable to rate decreases in the Michigan personal automobile line of 2.0% and 3.6% in the third quarter of 1998 and first quarter of 1999, respectively. This is significantly offset by increases of $2.5 million and $2.0 million in the workers' compensation and homeowners lines, respectively, for the quarter ended June 30, 1999.

Citizens Midwest's underwriting results improved $14.1 million to an underwriting loss of $0.8 million for the quarter ended June 30, 1999, compared to an underwriting loss of $14.9 million for the same period in 1998. The improvement in underwriting results is primarily attributable to an $18.5 million decrease in catastrophe losses to $0.7 million for the quarter ended June 30, 1999, compared to $19.2 million for the same period in 1998. The decrease in catastrophes is partially offset by unfavorable claims activity in the commercial lines.

Voluntary Benefits

Voluntary Benefits' net premiums written increased $4.5 million, or 3.4%, to $138.5 million for the quarter ended June 30, 1999, compared to $134.0 million for the same period in 1998. The increase is primarily due to increases in policies in force in the homeowners line and a decrease in group discounts in the personal automobile line. Net premiums earned were $129.4 million and $131.5 million for the quarters ended June 30, 1999 and 1998, respectively.

Underwriting results improved $2.3 million to an underwriting profit of $1.0 million for the quarter ended June 30, 1999, compared to an underwriting loss of $1.3 million for the same period in 1998. The improvement in underwriting results is attributable to a $7.8 million decrease in catastrophe losses, and to improved severity in the personal automobile line. This is partially offset by a $2.4 million increase in policy acquisition and other underwriting expenses and to a $2.1 million decrease in net premiums earned.

Specialty Markets

Specialty Markets' net premiums written decreased $4.8 million, or 32.4%, to $10.0 million for the second quarter ended June 30, 1999, compared to $14.8 million for the same period in 1998. Net premiums earned were $12.3 million and $9.5 million for the quarters ended June 30, 1999 and 1998, respectively.

Underwriting results deteriorated $4.4 million to a loss of $3.5 million for the quarter ended June 30, 1999, compared to an underwriting gain of $0.9 million for same period in 1998.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Premium

Risk Management's net premiums written decreased $8.6 million, or 0.9%, to $982.4 million during the six months ended June 30, 1999, compared to $991.0 million in 1998. This decrease is primarily attributable to an aggregate excess of loss reinsurance treaty entered into during the first quarter of 1999, resulting in additional ceded premiums written of $21.9 million. Excluding the impact of the reinsurance treaty, net premiums written increased $13.3 million, or 1.3%, primarily due to increases of $9.2 million and $5.9 million in the workers' compensation and commercial multiple peril lines, respectively, during 1999. The increase in the workers' compensation line is primarily attributable to an increase in policies in force of 7.2% since June 30, 1998. The increase in the commercial multiple peril line is principally due to a 1.3% rate increase and an increase in policies in force of 1.2% since June 30, 1998.

Risk Management's net premiums earned decreased $37.9 million primarily attributable to a $21.9 million decrease due to the aforementioned aggregate excess of loss reinsurance treaty. In addition, net premiums earned decreased $12.6 million in the personal automobile line due to a 3.6% rate decrease and to a 1.8% decrease in policies in force since June 30, 1998.

Underwriting results

Risk Management's underwriting loss decreased $13.4 million, to $31.7 million, for the six months ended June 30, 1999, compared to an underwriting loss of $45.1 million for the same period in 1998. The improvement in underwriting results is primarily attributable to a $16.9 million favorable impact from the aggregate excess of loss reinsurance treaty. Excluding the impact of the aggregate excess of loss reinsurance treaty, underwriting results decreased $3.5 million. This decrease is due to a deterioration in current year commercial lines' claim activity, partially offset by a decrease in policy acquisition and other underwriting expenses. This decline in policy acquisition and other underwriting expenses primarily reflects a decrease in net premiums earned and declining information systems costs, relating to the year 2000 issue

Distribution channel results

The following table summarizes the results of operations for the distribution channels of the Risk Management segment:


                                     (Unaudited)
                            Six Months Ended June 30,1999
(In millions, Hanover Hanover Citizens Voluntary  Allmerica
except ratios) North   South   Midwest  Benefits  Specialty  Other<FN2> Total
Net premiums
  written     $331.7  $100.5  $262.4   $266.2     $ 21.4     $ 0.2   $982.4
Underwriting
  profit
  (loss)      $ (1.7) $ (5.7) $(12.7)  $ (2.5)    $ (3.9)    $(5.2)  $(31.7)
Statutory
  combined
  ratio <FN1>  100.1   103.8   105.2     99.5      123.5      N/M     102.5

<FN1> Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio.

<FN2> Includes results from certain property and casualty business which the Company has exited, as well as purchase accounting adjustments.




                                   (Unaudited)
                          Six Months Ended June 30,1998
(In millions, Hanover Hanover Citizens Voluntary  Allmerica
except ratios) North   South   Midwest  Benefits  Specialty  Other<FN2> Total
Net premiums
  written     $307.0  $105.8  $280.9   $268.0     $ 22.4     $ 6.9   $991.0
Underwriting
  profit
  (loss)      $(27.7) $ (1.4) $(21.0)  $  6.3     $ (1.8)    $ 0.5   $(45.1)
Statutory
  combined
  ratio <FN1>  109.6   102.5   107.0     99.4      104.3      N/M     104.8

<FN1> Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio.

<FN2> Includes results from certain property and casualty business which the Company has exited, as well as purchase accounting adjustments.


Hanover North

Hanover North's net premiums written increased $24.7 million, or 8.0%, to $331.7 million for the six months ended June 30, 1999, compared to $307.0 million for the same period in 1998. Net premiums written in the commercial lines increased $16.5 million, or 12.2%, to $151.6 million for the six months ended June 30, 1999, primarily due to an increase in policies in force. Personal lines' net premiums written increased $8.2 million to $180.1 million, primarily driven by a 5.8% rate increase in the Massachusetts personal automobile line resulting from the Company's decision to reduce safe driver discounts.

Hanover North's underwriting results improved $26.0 million to a loss of $1.7 million for the six months ended June 30, 1999, compared to an underwriting loss of $27.7 million for the same period in 1998. The improvement in underwriting results is primarily attributable to improved current year severity in the personal lines, as well as additional favorable development on prior year's loss reserves in the personal automobile line. In addition, catastrophe losses decreased $7.1 million for the six months ended June 30, 1999, compared to the same period in 1998.

Hanover South

Hanover South's net premiums written decreased $5.3 million, or 5.0%, to $100.5 million for the six months ended June 30, 1999, compared to $105.8 million for the same period in 1998. The decrease is primarily due to a $5.6 million, or 19.9%, decrease in the personal automobile line's net premiums written driven by a 24.1% decrease in policies in force. This decline is attributable to the Company's decision to exit certain markets in the South.

Underwriting results deteriorated $4.3 million from an underwriting loss of $1.4 million for the six months ended June 30, 1998, to a loss of $5.7 million for the same period in 1999. The decrease in underwriting results is primarily attributable to a $5.9 million deterioration in commercial lines' claim activity. In addition, loss activity in the homeowners line increased $1.2 million for the six months ended June 30, 1999, compared to the same period in 1998. Partially offsetting these unfavorable factors is a $3.5 million increase in underwriting results as a result of the aggregate excess of loss reinsurance treaty.

Citizens Midwest

Citizens Midwest's net premiums written decreased $18.5 million, or 6.6%, to $262.4 million for the six months ended June 30, 1999. This decrease is primarily attributable to a $10.3 million decrease in the personal automobile line's net premiums written to $81.3 million for the period ended June 30, 1999, compared to $91.6 million in the same period in 1998. This decline is due to rate decreases in the Michigan personal automobile line of 2.0% and 3.6% in the third quarter of 1998 and first quarter of 1999, respectively. In addition, Citizens Midwest's net premiums written decreased $4.9 million as a result of additional premiums ceded under the aggregate excess of loss reinsurance treaty.

Citizens Midwest's underwriting results improved $8.3 million to an underwriting loss of $12.7 million for the six months ended June 30, 1999, from an underwriting loss of $21.0 million for the same period in 1998. The improvement in the underwriting results is attributable to a $5.5 million decrease in catastrophe losses to $13.2 million in 1999, compared to $18.7 million in 1998. In addition, underwriting results were favorably impacted $3.9 million due to the aforementioned aggregate excess of loss reinsurance treaty.

Voluntary Benefits

Voluntary Benefits' net premiums written decreased $1.8 million, or 0.7%, to $266.2 million for the six months ended June 30, 1999, compared to $268.0 million for the same period in 1998. This decrease is primarily due to a $12.6 million decrease in net premiums written from the aggregate excess of loss reinsurance treaty. Excluding the impact of this reinsurance treaty, net premiums written increased $10.8 million, or 4.0%, attributable to the Company's decision to reduce group and safe driver discounts offered in Massachusetts.

Underwriting results deteriorated $8.8 million to a loss of $2.5 million for the six months ended June 30, 1999, from an underwriting gain of $6.3 million for the for the same period in 1998. The deterioration in underwriting results is primarily attributable to an $11.2 million increase in catastrophe losses to $23.9 million in 1999, compared to $12.7 million in 1998. In addition, underwriting results are adversely impacted by increased loss activity in the personal automobile line. Partially offsetting these unfavorable factors is a $10.1 million increase in underwriting results due to the aggregate excess of loss reinsurance treaty.

Specialty Markets

Specialty Markets' net premiums written decreased slightly to $21.4 million for the six months ended June 30, 1999, compared to $22.4 million for the same period in 1998. Net premiums earned increased $11.5 million to $26.1 million for the six months ended June 30, 1999, from $14.6 million for the same period in 1998.

Underwriting results deteriorated $2.1 million to an underwriting loss of $3.9 million for the six months ended June 30, 1999, compared to an underwriting loss of $1.8 million for the period ended June 30, 1998.
The deterioration in underwriting results is primarily attributable to case reserve strengthening and an increase in underwriting expenses.

Investment Results

Net investment income before tax was $113.5 million and $115.3 million in the first six months of 1999 and 1998, respectively. This primarily reflects a reduction in average invested assets of $317.5 million, or 7.5%, to $3,900.5 million in 1999, compared to $4,218.0 million in 1998.
This reduction in average invested assets is due to transfers of cash and securities of $350.0 million to the Corporate segment during the second quarter of 1999. Average pre-tax yields on debt securities were 6.7% in 1999 and 1998.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:


                                                       (Unaudited)
                                                    Six Months Ended
                                                        June 30,
(In millions)                                      1999          1998

Reserve for losses and LAE, beginning of year      $2,597.3      $2,615.4
  Incurred losses and LAE, net of
   reinsurance recoverable:
    Provision for insured events of current year      795.6         812.5
    Decrease in provision for
      insured events of prior years                   (96.1)        (68.1)
                                                   ---------     ---------
  Total incurred losses and LAE                    $  699.5      $  744.4
                                                   ---------     ---------
  Payments, net of reinsurance recoverable:
    Losses and LAE attributable to
      insured events of current year                  342.1         335.2
    Losses and LAE attributable to
      insured events of prior years                   424.2         433.6
                                                   ---------     ---------
  Total payments                                   $  766.3      $  768.8
                                                   ---------     ---------
  Change in reinsurance recoverable on
    unpaid losses                                      44.3         (11.3)
                                                   ---------     ---------
Reserve for losses and LAE, end of year            $2,574.8      $2,579.7
                                                   =========     =========


As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $96.1 million and $68.1 million for the six months ended June 30, 1999 and 1998, respectively, reflecting increased favorable development on reserves for both losses and loss adjustment expenses.

Favorable development on prior years' loss reserves was $52.0 million and $29.5 million for the six months ended June 30, 1999 and 1998, respectively. This increase of $22.5 million is primarily due to improved personal automobile results in the Northeast. Favorable development on prior year's loss adjustment expense reserves was $44.1 million and $38.6 million for the six months ended June 30, 1999 and 1998, respectively. This favorable development in both periods is primarily attributable to claims process improvement initiatives taken by the Company over the past two years.

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

Effective January 1, 1999, the Company entered into a whole account aggregate excess of loss reinsurance agreement with a highly rated reinsurer. The reinsurance agreement provides accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business, and is subject to cancellation or commutation annually at the Company's option. The program covers losses and allocated loss adjustment expenses, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate coverage limits for losses and allocated LAE are $150.0 million and $300.0 million, respectively. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50.0-67.0% depending on the size of the loss, and increased by a ceding commission of 20.0% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized a net (expense) benefit of $(3.0) and $16.9 million for the quarter and six months ended June 30, 1999, based on year-to-date and annual estimates of losses and allocated loss adjustment expenses for accident year 1999. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE, and on the possible cancellation or commutation of the agreement. The agreement may increase or decrease income in future periods.

The Company, in the Risk Management segment, is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include the Commonwealth Automobile Reinsurers and the Michigan Catastrophic Claims Association.

Asset Accumulation

Allmerica Financial Services

The following table summarizes the results of operations, including the Closed Block, for the Allmerica Financial Services segment for the periods indicated.

                                         (Unaudited)         (Unaudited)
                                        Quarter  Ended     Six Months Ended
                                           June 30,            June 30,
(In millions)                            1999      1998     1999      1998
Segment  revenues
  Premiums                             $   8.5   $   9.3   $  36.4   $  38.2
  Fees                                    88.6      72.7     171.5     142.2
  Investment and other income             96.8      90.4     190.7     183.2
                                       -------   -------   -------   -------
Total segment revenues                   193.9     172.4     398.6     363.6

Policy benefits, claims and losses        75.8      74.4     174.2     167.9
Policy acquisition and
  other operating expenses                70.4      53.8     127.8     109.3
                                       -------   -------   -------   -------
Segment income before taxes            $  47.7   $  44.2   $  96.6   $  86.4
                                       =======   =======   =======   =======


Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Segment income before taxes increased $3.5 million, or 7.9%, to $47.7 million during the second quarter of 1999. This increase is primarily attributable to higher asset-based fee income driven by growth and market appreciation in the variable annuity and variable universal life product lines, partially offset by higher policy benefits and other operating expenses.

Segment revenues increased $21.5 million, or 12.5%, in 1999 primarily due to increased fees and other income. Fee income from annuities and individual variable universal life policies increased $16.2 million, or 32.5%, in the second quarter of 1999 due to additional deposits and market appreciation. In addition, other income increased $4.6 million due primarily to higher investment management fees resulting from growth and appreciation in variable product assets under management. Financial Profiles, a third quarter 1998 acquisition, contributed $1.9 million of this $4.6 million increase.

Policy benefits, claims and losses increased $1.4 million, or 1.9%, to $75.8 million in the second quarter of 1999. This increase was primarily due to a $1.9 million increase in the mortality reserve related to the variable annuity line of business, additional growth in this line, and the introduction in 1998 of a new annuity program which provides, for a limited time, enhanced crediting rates on deposits made into the Company's general account. These increases were offset by more favorable mortality experience in the Closed Block and individual variable universal life lines of business, as well as decreased interest credited due to cancellations of certain accounts in the group retirement business.

Policy acquisition and other operating expenses increased $16.6 million, or 30.9%, in the second quarter of 1999. This increase primarily results from ongoing growth in the variable product lines. Also, policy acquisition expenses increased $2.5 million related to the implementation of an enhanced valuation system for the annuity line of business earlier in 1999. In addition, other operating expenses relating to Financial Profiles and trail commissions in the annuity line of business increased $2.3 million and $2.2 million, respectively.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Segment income before taxes increased $10.2 million, or 11.8%, to $96.6 million in the first half of 1999. This increase is primarily attributable to higher asset-based fee income driven by growth and market appreciation in the variable annuity and variable universal life product lines, partially offset by higher policy benefits and operating expenses.

Segment revenues increased $35.0 million, or 9.6%, in 1999 primarily due to increased fees and other income. Fee income from annuities and individual variable universal life policies increased $31.5 million, or 33.4%, in the first six months of 1999 compared to the same period in 1998 due to additional deposits and market appreciation. In addition, investment and other income increased $7.5 million due primarily to higher investment management fees resulting from growth and appreciation in variable product assets under management and the aforementioned acquisition of Financial Profiles. These increases were partially offset by a decrease in premiums of $1.8 million and a decline in fees of $1.4 million primarily from the Company's continued shift in focus from traditional and non-variable universal life insurance products to variable life insurance and annuity products.

Policy benefits, claims and losses increased $6.3 million, or 3.8%, to $174.2 million during the first half of 1999. This increase was primarily due to the Company's establishment of a $7.4 million mortality reserve in the first quarter of 1999 related to the variable annuity line of business, a second quarter increase in this reserve of $1.9 million, and additional growth in this line. In addition, annuity reserves increased $5.4 million due to the introduction of the aforementioned new annuity program, with enhanced crediting rates. These increases were offset by more favorable mortality experience in the universal life, Closed Block and individual variable universal life lines of business, as well as decreased interest credited due to cancellations of certain accounts in the group retirement business.

Policy acquisition and other operating expenses increased $18.5 million, or 16.9%, in the six months ended June 30, 1999. This increase was primarily due to growth in the variable product lines. In addition, Financial Profiles, which was acquired in the third quarter of 1998, generated $4.2 million of expenses during the first half of 1999. Partially offsetting these increases is an $8.5 million decline in policy acquisition expenses resulting from the implementation of an enhanced valuation system for the annuity line of business in the first quarter of 1999. This decline consists of a one-time increase in the deferred acquisition asset of $13.5 million, partially offset by increased ongoing deferred acquisition expenses of approximately $5.0 million.

Interest Margins

The results of the Allmerica Financial Services segment depend, in part, on the maintenance of profitable margins between investment results from investment assets supporting universal life and general account annuity products and the interest credited on those products.

The following table sets forth interest earned, interest credited and the related interest margin.

                                           (Unaudited)       (Unaudited)
                                          Quarter Ended    Six Months Ended
                                             June 30,           June 30,
(In millions)                             1999      1998     1999     1998

Net investment income                  $  30.9   $  34.6   $  59.2   $  67.5
Less: Interest credited                   23.9      20.7      47.4      43.8
                                       -------   -------   -------   -------

Interest margins <FN1>                 $   7.0   $  13.9   $  11.8   $  23.7
                                       =======   =======   =======   =======

<FN1>  Interest margins represent the difference between income earned on investment assets and interest credited to customers' universal life and general account annuity policies. Earnings on surplus assets are excluded from net investment income in the calculation of the above interest margins.

Interest margins decreased in the first six months of 1999 due to reduced income from mortgage loans, a shift in assets to the variable product lines, and to the introduction of the aforementioned annuity program with enhanced crediting rates.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.

                                          (Unaudited)         (Unaudited)
                                         Quarter Ended      Six Months Ended
                                            June 30,            June 30,
(In millions)                            1999      1998      1999     1998

Interest margins
  Net investment income                $  36.9   $  27.6   $  68.3   $  49.2
    Interest credited                     31.5      21.9      58.1      39.4
                                       -------   -------   -------   -------
      Net interest margin                  5.4       5.7      10.2       9.8
                                       -------   -------   -------   -------
    Other income and expenses
      External investment advisory
        fees and other income              1.6       0.6       3.0       1.2
      Internal investment advisory
        fees and other income              2.0       1.7       3.5       3.4
      Other operating expenses             2.2       1.8       4.2       4.3
                                       -------   -------   -------   -------
Segment income before taxes            $   6.8   $   6.2   $  12.5   $  10.1
                                       =======   =======   =======   =======


Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Income in the Allmerica Asset Management segment is generated by interest margins earned on the Company's GICs and funding agreements, as well as investment advisory fees earned on assets under management. Investment advisory services are provided to affiliates and third parties, such as money market and other fixed income clients. Related fees are based upon asset balances under the Company's management. Segment income before taxes increased $0.6 million, or 9.7%, to $6.8 million. This increase is primarily attributable to increased investment advisory fees resulting from increased assets under management from new and existing money market and other external fixed income fund clients. These increases were partially offset by a slight decrease in interest margins due to the absence, in 1999, of approximately $0.4 million of mortgage prepayment fees received in 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Segment income before taxes increased $2.4 million, or 23.8%, to $12.5 million. This increase is primarily attributable to growth in investment advisory fees on assets under management and improved interest margins. Assets under management grew in the first half of 1999 as a result of increased business from new and existing money market and other external fixed income fund clients. Interest margins on GICs increased slightly since the first half of 1998, due to continued sales of funding agreements, partially offset by withdrawals of traditional GICs and to the absence, in 1999, of approximately $0.8 million of mortgage prepayyment fees received in 1998. Funding agreement deposits in the first six months of 1999 increased approximately $252.2 million.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.


                                         (Unaudited)         (Unaudited)
                                        Quarter Ended     Six Months Ended
                                           June 30,            June 30,
(In millions)                            1999     1998       1999     1998

Segment revenues
  Investment and other income          $   2.4   $   4.1   $   3.6   $   6.1

  Interest expense                         3.8       3.8       7.6       7.6
  Other operating expenses                12.1      13.0      25.5      23.5
                                       -------   -------   -------   -------
Segment loss before taxes
  and minority interest                $ (13.5)  $ (12.7)  $ (29.5)  $ (25.0)
                                       =======   =======   =======   =======


Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Segment loss before taxes and minority interest increased $0.8 million, or
6.3 %, to $13.5 million in the second quarter of 1999 primarily due to a $1.7 million decrease in investment and other income, partially offset by a $0.9 million decrease in other operating expenses. Investment income declined $1.5 million during the second quarter of 1999 due to lower average invested assets. This decline primarily reflects the sale of investments which were used to fund the Company's stock repurchase program, partially offset by assets transferred from the Risk Management segment of $125.0 million and $225.0 million in April and May of 1999, respectively.

Interest expense for both periods relates solely to the interest paid on the Senior Debentures of the Company.

Other operating expenses for the quarter ended June 30, 1999 decreased $0.9 million, or 6.9%. This expense category consists primarily of corporate overhead expenses, which reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, Corporate Technology, Corporate Finance, Human Resources and the Legal department. The decrease in other operating expenses primarily reflects the Company's exit from certain non-insurance businesses during 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Segment loss before taxes and minority interest increased $4.5 million, or 18.0%, to $29.5 million for the six months ended June 30, 1999. Investment and other income decreased $2.5 million in 1999 primarily from lower average invested assets. This decline primarily resulted from the sale of investments used to fund the Company's stock repurchase program, partially offset by the aforementioned transfers of assets from the Risk Management segment.

Interest expense for both periods relates solely to the interest paid on the Senior Debentures of the Company.

Other operating expenses increased $2.0 million, or 8.5%, primarily due to $3.2 million of higher corporate technology and overhead costs, partially offset by decreased expenses resulting from the Company's exit from certain non-insurance businesses in 1998.

Discontinued Operations

On June 30, 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its EBS business and its accident and health assumed reinsurance pool business. The Company is pursuing a sale of its EBS business during the second half of 1999. During the third quarter of 1998, the Company ceased writing new premium in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the Company's group life and health insurance business, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with APB No. 30.

The following table summarizes the results of operations for the discontinued group life and health insurance business for the periods indicated.


                                         (Unaudited)         (Unaudited)
                                        Quarter Ended     Six Months Ended
                                           June 30,            June 30,
(In millions)                             1999     1998      1999     1998

Revenues
  Premiums                             $  74.3   $  83.1   $ 155.3   $ 168.5
  Net investment and other income         15.4      16.2      31.8      32.0
                                       -------   -------   -------   -------
Total revenues                            89.7      99.3     187.1     200.5

Policy benefits, claims and losses        69.0      62.6     127.8     124.7
Policy acquisition and other
  operating expenses                      30.8      34.7      64.4      69.0
                                       -------   -------   -------   -------
(Loss) income from operations of
  discontinued group  life and
  health business before federal
  income taxes                           (10.1)      1.8      (5.1)      6.8
Federal income tax (benefit)
    expense                               (3.5)      0.7      (1.8)      2.4
                                        -------   -------   -------   -------
(Loss) income from operations of
  discontinued group life and
  health business, net of taxes        $  (6.6)  $   1.1   $  (3.3)  $   4.4
                                       =======   =======   =======   =======


Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Income from operations before federal income taxes decreased $11.9 million to a loss of $10.1 million during the second quarter of 1999. Losses in the assumed reinsurance pool business totaled $13.0 million in the current quarter as compared to income of $0.9 million in the prior year. This was partially offset by a $2.0 million increase in income from the EBS business to $3.3 million in 1999.

Premiums declined $8.8 million, or 10.6%, in 1999, primarily resulting from a $10.8 million charge related to unrecoverable receivables in the accident and health assumed reinsurance pool business. In addition, premiums declined $1.6 million in the fully insured medical product line, due to the Company's decision, in 1998, to cancel several large, unprofitable accounts. These decreases were partially offset by an increase in assumed premiums of $4.0 million in the accident and health assumed reinsurance pool business, as well as $1.7 million of growth in the affinity group life and health business.

Policy benefits, claims and losses increased $6.4 million, or 10.2% in 1999, primarily due to $8.6 million in reserve increases in the accident and health assumed reinsurance pool business, net of applicable reinsurance. In addition, losses increased $1.9 million and $1.7 million in the risk sharing and affinity group life and health lines of business, respectively, due to growth and unfavorable loss experience. Partially offsetting these increases was favorable loss experience in the fully insured medical, dental and disability product lines totaling $5.9 million.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Income from operations before federal income taxes decreased $11.9 million to a loss of $5.1 million during the first six months of 1999. Losses in the assumed reinsurance pool business totaled $11.8 million in the period ended June 30, 1999 as compared to income of $2.0 million in the prior year. This was partially offset by a $3.5 million increase in income from the EBS business to $8.2 million in 1999.

Premiums declined $13.2 million, or 7.8%, in 1999, primarily resulting from the aforementioned charge related to unrecoverable receivables in the accident and health assumed reinsurance business. In addition, premiums declined $6.3 million in the fully insured medical and dental product lines due to the Company's decision, in 1998, to cancel several large, unprofitable accounts. These decreases were partially offset by an increase of $3.6 million in the risk sharing line of business due to growth.

Policy benefits, claims and losses increased $3.1 million, or 2.5%, in 1999, primarily due to the aforementioned reserve increases in the accident and health assumed reinsurance business. In addition, losses increased $5.1 million due to growth and unfavorable experience in the risk sharing lines of business. Partially offsetting these increases were decreased losses in the fully insured medical, dental and disability product lines totaling $10.0 million resulting from favorable experience through the first six months of 1999.

The Company believes that its current reserves for the accident and health assumed reinsurance pool business appropriately reflect both current claims and unreported losses. However, due to the inherent volatility in this business, possible issues related to the enforceability of reinsurance treaties in the industry, and to its recent history of increased losses, there can be no assurance that either current reserves are adequate or that future losses will not arise. Although the Company has discontinued its participation in these reinsurance pools, claims related to prior years may occur and/or develop unfavorably.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:


                                June 30, 1999 <FN1>   December 31, 1998 <FN1>

                                         % of Total             % of Total
                                Carrying   Carrying    Carrying   Carrying
(Dollars in millions)             Value     Value       Value      Value
Fixed maturities <FN2>          $ 8,455.0   81.6%      $ 8,195.0   79.0%
Equity securities <FN2>             106.4    1.0           397.1    3.8
Mortgages                           688.7    6.7           698.3    6.7
Policy loans                        365.5    3.5           365.2    3.5
Cash and cash equivalents           573.3    5.5           559.7    5.4
Real estate and other
  invested assets                   176.8    1.7           163.1    1.6
                                -----------------      -----------------
    Total                       $10,365.7  100.0%      $10,378.4  100.0%
                                =================      =================

<FN1>  Includes Closed Block invested assets with a carrying value of
$744.0 million and $770.5 million at June 30, 1999 and December 31, 1998, respectively.
<FN2>  The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets decreased $12.7 million, or 0.1%, to $10.4 billion during the first six months of 1999. This decrease resulted primarily from decreased equity securities of $290.7 million, partially offset by an increase of $260.0 million of fixed maturities. In January 1999, sales of equity securities resulted in proceeds of $310.0 million and realized gains of $116.0 million. Proceeds from the equity securities were used, in part, to repay the loan used to fund the acquisition of minority interest of Citizens Corporation. The increase in fixed maturities is principally due to new funding agreement deposits, partially offset by sales used for the repurchase of AFC common stock under the stock repurchase program. In addition, real estate and other long-term investments increased $13.7 million, primarily due to the investment in new partnerships.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 85.4% and 84.7% of the Company's total fixed maturity portfolio at June 30, 1999 and December 31, 1998, respectively. The average yield on debt securities was 7.1% and 7.3% for the six months ended June 30, 1999 and 1998, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

The following table illustrates the asset valuation allowance and additions to or deductions from such allowance for the periods indicated.


(Dollars in millions)                                  Mortgages

Year Ended December 31, 1998
  Beginning balance                                    $  20.7
  Benefit                                                 (6.8)
  Write-offs (1)                                          (2.4)
                                                       --------
  Ending balance                                       $  11.5
Valuation allowance as a percentage of
  carrying value before reserves                           1.6  %

Six months ended June 30, 1999
  Provision                                                0.0
  Write-offs <FN1>                                        (0.1)
                                                       --------
  Ending balance                                       $  11.4
                                                       ========
Valuation allowance as a percentage of
  carrying value before reserves                           1.6  %

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

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Provision for federal income taxes before minority interest and discontinued operations was $22.0 million during the second quarter of 1999 compared to $17.6 million during the same period in 1998. These provisions resulted in consolidated effective federal tax rates of 23.9% and 21.4%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 22.1% and 32.7% during the second quarter of 1999 and 1998, respectively. The effective tax rates for Allmerica P&C and its subsidiaries were 25.6% and 9.1% during the second quarter of 1999 and 1998, respectively. The decrease in the rate for AFLIAC and FAFLIC and its subsidiaries is primarily the result of a smaller proportion of pre-tax income from realized capital gains in 1999. The increase in the rate for the Allmerica P&C subsidiaries is primarily the result of a decrease in the proportion of tax exempt income to pre-tax income.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The provision for federal income taxes before minority interest and discontinued operations was $69.7 million during the first six months of 1999 compared to $40.2 million during the same period in 1998. These provisions resulted in consolidated effective federal tax rates of 23.6% and 22.7%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 26.4% and 31.8% during the first six months of 1999 and 1998, respectively. The effective tax rates for Allmerica P&C and its subsidiaries were 22.0% and 11.4% during the first six months of 1999 and 1998, respectively. The decrease in the rate for AFLIAC and FAFLIC and its subsidiaries is primarily the result of a smaller proportion of pre-tax income from realized capital gains in 1999. The increase in the rate for the Allmerica P&C subsidiaries is primarily the result of a decrease in the proportion of tax exempt income to pre-tax income, as well as a larger proportion of pre-tax income from realized capital gains in 1999.

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

During 1999, AFC received $350.0 million in extraordinary dividends from its property and casualty businesses. These funds were principally used to repurchase $250.2 million of AFC common stock and pay $20.3 million of interest expense on the Senior Debentures and Capital Securities. During the third quarter of 1999, the Company expects to use the remaining funds from the aforementioned dividends, as well as anticipated proceeds from sales of AFC holding company investments, to fund a $125.0 million capital contribution from AFC to FAFLIC. As of July 1, 1999, FAFLIC's ownership of Allmerica P&C, as well as several non-insurance subsidiaries, were transferred from FAFLIC to AFC. Under an agreement with the Commonwealth of Massachusetts Insurance Commissioner ("the Commissioner"), AFC will contribute the aforementioned $125.0 million and maintain FAFLIC's statutory surplus at specified levels during the following six years. Future capital contributions from AFC to FAFLIC may be required. In addition, any dividend from FAFLIC to AFC during the years 2000 and 2001 would require the prior approval of the Commissioner.

During the first six months of 1998, Hanover and FAFLIC declared dividends to AFC of $125.0 million and $50.0 million, respectively. These funds were transferred to the holding company in anticipation of the fourth quarter 1998 acquisition of the minority interest of Citizens and were temporarily invested in short-term securities. In addition, AFC paid $20.3 million of interest expense during the first half of 1998 on the Senior Debentures and Capital Securities.

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

Net cash provided by operating activities was $32.5 million during the first six months of 1999, compared to cash used in operating activities of $90.5 million for the same period of 1998. The change in 1999 was primarily due to the timing of settlements related to receivable balances with the Company's Separate Accounts. This receipt of cash was partially offset by cash used to fund increased commissions and other deferrable expenses related to continued growth in the variable annuity product lines of the Allmerica Financial Services segment.

Net cash used in investing activities declined $327.4 million, to $177.7 million, during the first six months of 1999. This change is primarily due to $310.0 million of sales of equity securities in January 1999.

Net cash provided by financing activities decreased $440.7 million to $158.9 million during the first six months of 1999, as compared to $599.6 million during the same period in 1998. In 1999, the Company repurchased AFC common stock with an aggregate cost of $250.2 million. In addition, cash was used to repay $150.0 million in short term debt used to finance the acquisition of the minority interest of Citizens Corporation.

AFC has sufficient funds at the holding company or available through dividends from FAFLIC and Allmerica P&C to meet its obligations to pay interest on the Senior Debentures, Capital Securities and dividends, when and if declared by the Board of Directors, on the common stock. Whether the Company will pay dividends in the future depends upon the costs of administering a dividend program as compared to the benefits conferred, and upon the earnings and financial condition of AFC. On July 27, 1999, the Board of Directors declared an annual dividend of $0.25 per share on the issued and outstanding common stock of the Company, payable November 15, 1999 to shareholders of record at the close of business November 1, 1999.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. AFC has $150.0 million available under a committed syndicated credit agreement which expires on May 28, 2000. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. At June 30, 1999, no amounts were outstanding under this agreement. The Company had $50.2 million of commercial paper borrowings outstanding at June 30, 1999.

Contingencies

In July 1997, a lawsuit on behalf of a putative class was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In October 1997, the plaintiffs voluntarily dismissed the Louisiana suit and filed a substantially similar action in Federal District Court in Worcester, Massachusetts. In early November 1998, the Company and the plaintiffs entered into a settlement agreement. The court granted preliminary approval of the settlement on December 4, 1998. On May 19, 1999, the court issued an order certifying the class for settlement purposes and granting final approval of the settlement agreement. AFC recognized a $31.0 million pre-tax expense during the third quarter of 1998 related to this litigation. Although the Company believes that this expense reflects appropriate recognition of its obligation under the settlement, this estimate assumes the availability of insurance coverage for certain claims, and the estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers, if any, and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In the Company's opinion, the ultimate resolution of these proceedings will not have a material effect on the Company's consolidated financial statements. However, liabilities related to these proceedings could be established in the near term if estimates of the ultimate resolution of these proceedings are revised.

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

The cost of the Year 2000 project will be expensed as incurred and is being funded primarily through a reallocation of resources from discretionary projects and a reduction in systems maintenance and support costs. Therefore, the Year 2000 project is not expected to result in any significant incremental technology cost, except as described above, and is not expected to have a material effect on the results of operations. The Company has incurred and expensed approximately $59 million related to the assessment plan development and substantial completion of the Year 2000 project, through June 30, 1999. The total remaining cost of the project is estimated at between $10-20 million.

Approximately 10% of the Company's Year 2000 resources to be utilized in 1999 have been allocated to the Company's remediation plan, which has three mission critical elements: internal systems, desktop systems, and external partners.

Internal Systems

All of the 613 AFC systems inventoried have been corrected, tested for year 2000 dates, and returned to production.

Desktop Systems

The Company has verified that all desktop computers are capable of correctly processing year 2000 dates. Additionally, over 99% of the third party software installed on the Company's desktop machines has been confirmed capable of processing year 2000 dates properly. Any remaining desktop systems will be upgraded, eliminated, or replaced prior to year end.

External Partners

The Company has tested and verified that 97% of its electronic interfaces will process year 2000 dates correctly. Ninety-two percent of the property and casualty agents have confirmed that they are capable of properly processing year 2000 dates. In addition, the Company has verified, through a process that included, where appropriate, testing, written disclosure and personal contact, that 86% of its non-electronic partners are capable of properly processing year 2000 dates. Most external partners have informed the Company that they expect to be compliant. The Company hopes for full compliance of external partners in the third quarter of 1999, however, external partner compliance is not under the Company's control. As such, the Company has initiated a proactive program to track these remaining external partners. Action plans are being developed to mitigate the risk of interruption of essential business processes should it be determined that the Company's year 2000 readiness criteria for external partners will not be met by September 30, 1999.

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

Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance and annuity products; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiations at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's, A.M. Best, and Duff & Phelps; (xiv) lower appreciation on and decline in value of managed investments, resulting in reduced variable products, assets and related fees; (xv) possible claims relating to sales practices for insurance products; (xvi) uncertainty related to the Year 2000 issue; (xvii) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts; (xviii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products; (xix) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets; and (xx) losses resulting from the Company's participation in certain reinsurance pools.

                           PART II - OTHER INFORMATION

          ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


This registrant's annual shareholder's meeting was held on May 11, 1999. All four directors nominated for reelection by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulations 14A of the Securities and Exchange Act of 1934. Messrs. Gerson and Murray were elected to serve a three-year term. Mr. Henderson was elected to serve a two-year term. Mr. Sprague was elected to serve a one-year term. The following votes were cast:



                                   VOTES FOR           WITHHELD

Samuel J. Gerson                   41,356,558          474,962
Robert P. Henderson                41,534,971          476,549
Robert J. Murray                   41,542,064          469,456
John L. Sprague                    41,537,674          473,846


The other directors whose terms were continued after the Annual Meeting are Mr. Michael P. Angelini, Mr. E. Gordon Gee, Ms. Gail L. Harrison, Mr. M Howard Jacobson, Mr. J. Terrence Murray, Mr. John F. O'Brien, Mr. Robert G. Stachler and Mr. Herbert M. Varnum.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Independent Public Accountants of the Company for 1999: for 41,733,083; against 75,568; abstain 202,869.

Shareholders approved a Short-Term Incentive Compensation Plan: for 39,893,835; against 1,561,335; abstain 556,350.

                          PART II - OTHER INFORMATION
                    ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

       EX - 10.36  Amendment to the Credit Agreement dated as of June 17,
                   1998 between the Registrant and the Chase Manhattan Bank.
       EX - 10.37  Allmerica Financial Corporation Short-Term Incentive
                   Compensation Plan. +
       EX - 27     Financial Data Schedule
       EX - 99.2   Important Factors Regarding Forward Looking Statements



               + Incorporated herein by reference to Exhibit A contained in the Registrants current Proxy Statement (Commission File No. 001-13754) filed March 31, 1999.



(b)  Reports on Form 8K

       On April 29, 1999, Allmerica Financial Corporation announced its financial results for the three months ended March 31, 1999.

       On May 25, 1999, Allmerica Financial Corporation announced that a settlement agreement in a class action lawsuit against the Company and three of its subsidiaries received final approval in U.S. District Court in Worcester. The class action lawsuit related to the sale of approximately 400,000 policies from 1978 to May 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Allmerica Financial Corporation
                                   Registrant



Dated   August 12, 1999
                                        /s/ John F. O'Brien
                                        John F. O'Brien
                                        President and Chief Executive Officer

Dated   August 12, 1999
                                        /s/ Edward J. Parry III
                                        Edward J. Parry III
                                        Vice President, Chief Financial
                                        Officer, and Treasurer

                                  EXHIBIT INDEX


Exhibit Number       Exhibit


   10.36 Amendment to the Credit Agreement dated as of June 17, 1998 between the Registrant and the Chase Manhattan Bank.

   10.37             Allmerica Financial Corporation Short-term
                     Incentive Compensation Plan. +

   27                Financial Data Schedule

   99.2              Important Factors Regarding Forward Looking
                     Statements

     +               Incorporated herein by reference to Exhibit
                     A contained in the Registrants current
                     Proxy Statement (Commission File No. 001-
                     13754) filed March 31, 1999.