Form 10-Q
period 1999-09-30
ALLMERICA FINANCIAL CORP
filed 1999-11-15
CIK 944695

FORM 10-Q

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended:  September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from: __________to __________
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 54,256,498 shares of common stock outstanding, as of November 1, 1999.

                                   38
              Total Number of Pages Included in This Document
                      Exhibit Index is on Page 39

                                 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION



  Item 1.  Financial Statements

           Consolidated Statements of Income                         3
           Consolidated Balance Sheets                               4
           Consolidated Statements of Shareholders' Equity           5
           Consolidated Statements of Comprehensive Income           6
           Consolidated Statements of Cash Flows                     7
           Notes to Interim Consolidated Financial Statements        8


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            15


PART II.   OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                         37


SIGNATURES                                                          38

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                         ALLMERICA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions, except per share data)   1999      1998       1999      1998
REVENUES
  Premiums                           $  499.9  $  487.9   $1,452.9  $1,479.0
  Universal life and investment
    product policy fees                  91.4      75.0      262.9     217.2
  Net investment income                 157.3     148.7      469.8     447.4
  Net realized investment
    (losses) gains                      (19.8)      8.9      106.5      49.1
  Other income                           32.9      24.5       90.6      72.4
                                      -------   -------    -------   -------
       Total revenues                   761.7     745.0    2,382.7   2,265.1
                                      -------   -------    -------   -------

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims, losses
    and loss adjustment expenses        451.8     463.7    1,335.2   1,364.4
  Policy acquisition expenses           111.9     111.2      316.5     341.6
  Sales practice litigation expense       0.0      31.0        0.0      31.0
  Other operating expenses              120.5     105.9      358.2     317.9
                                      -------   -------    -------   -------
       Total benefits, losses
         and expenses                   684.2     711.8    2,009.9   2,054.9
                                      -------   -------    -------   -------
Income from continuing operations
  before federal income taxes            77.5      33.2      372.8     210.2
                                      -------   -------    -------   -------
Federal income tax expense(benefit):
  Current                                 9.5      22.1       82.7      62.0
  Deferred                                4.9     (22.4)       1.4     (22.1)
                                      -------   -------    -------   -------
    Total federal income tax
      expense (benefit)                  14.4      (0.3)      84.1      39.9
                                      -------   -------    -------   -------
Income from continuing operations
  before minority interest               63.1      33.5      288.7     170.3
                                      -------   -------    -------   -------
Minority interest:
  Distributions on mandatorily
    redeemable preferred securities
    of a subsidiary trust holding
    solely junior subordinated
    debentures of the Company            (4.0)     (4.0)     (12.0)    (12.0)
  Equity in earnings                      0.0      (5.2)       0.0     (11.3)
                                       -------   -------    -------   -------
                                         (4.0)     (9.2)     (12.0)    (23.3)
                                       -------   -------    -------   -------
Income from continuing operations        59.1      24.3      276.7     147.0


Loss from operations of discontinued
  business (less applicable income
  taxes (benefit) of $(8.4) and
  $(8.6) for the quarters ended
  September 30, 1999 and 1998, and
  $(10.1) and $(6.2) for the nine
  months ended September  30, 1999
  and 1998)                             (15.5)    (16.1)     (18.8)    (11.7)
Loss on disposal of group life and
  health business, including
  provision of $73.0 for operating
  losses during phase-out period for
  the quarter and nine months ended
  September 30, 1999 (less applicable
  income taxes (benefit) of $(16.4))    (30.5)      0.0      (30.5)      0.0
                                      -------   -------    -------   -------
Net income                           $   13.1  $    8.2   $  227.4  $  135.3
                                      =======   =======    =======   =======
PER SHARE DATA
  Basic
    Income from continuing
       operations                    $   1.09  $   0.40   $   5.00  $   2.45
    Loss from operations of
       discontinued business (less
       applicable income taxes
       (benefit) of $(0.15) and
       $(0.14) for the quarters ended
       September 30, 1999 and 1998,
       and $(0.18) and $(0.11) for
       the nine months ended
       September 30, 1999 and 1998)     (0.29)    (0.26)     (0.34)    (0.19)
    Loss on disposal of group life
       and health business, including
       provision of $1.35 and 1.32
       for operating losses during
       phase-out period for the
       quarter and nine months
       ended September 30, 1999,
       (less applicable income
       taxes (benefit) of $(0.30) for
       the quarter and nine months
       ended September 30, 1999)        (0.56)     0.00      (0.55)     0.00
                                      -------   -------    -------   -------
    Net income                       $   0.24  $   0.14   $   4.11  $   2.26
                                      =======   =======    =======   =======
    Weighted average shares
      outstanding                        54.1      60.0       55.3      60.0
                                      =======   =======    =======   =======
  Diluted
    Income from continuing
      operations                     $   1.08  $  0.40    $   4.96  $   2.43
    Loss from operations of
      discontinued business (less
      applicable income taxes
      (benefit) of $(0.15) and
      $(0.16) for the quarters ended
      September 30, 1999 and 1998,
      and $(0.18) and $(0.11) for the
      nine months ended September 30,
      1999 and 1998)                    (0.28)    (0.27)     (0.34)    (0.19)
    Loss on disposal of group life
      and health business, including
      provision of $1.33 and $1.31
      for operating losses during
      phase-out period for the
      quarter and nine months ended
      September 30, 1999,(less
      applicable income taxes
      (benefit) of $(0.30) and
      $(0.29) for the quarter and
      nine months ended
      September 30, 1999)               (0.56)     0.00      (0.55)     0.00
                                      -------   -------    -------   -------
    Net income                       $   0.24  $   0.13   $   4.07  $   2.24
                                      =======   =======    =======   =======
    Weighted average shares
      outstanding                        54.7      60.6       55.8      60.5
                                      =======   =======    =======   =======
    Dividends declared to
      shareholders                   $   0.25  $   0.05   $   0.25  $   0.15
                                      =======   =======    =======   =======

          The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                         (Unaudited)
                                        September 30,      December 31,
(In millions, except per share data)        1999               1998
ASSETS
  Investments:
    Fixed maturities-at fair value
      (amortized cost of $7,364.8 and
      $7,618.2)                          $  7,273.5         $  7,780.8
    Equity securities-at fair value
      (cost of $87.1 and $253.1)              100.9              397.1
    Mortgage loans                            546.4              562.3
    Policy loans                              164.9              154.3
    Real estate and other long-term
      investment                              180.0              163.1
                                          ---------          ---------
        Total investments                   8,265.7            9,057.6
                                          ---------          ---------
  Cash and cash equivalents                   999.3              550.3
  Accrued investment income                   127.4              142.3
  Premiums, accounts and notes
    receivable, net                           600.9              510.5
  Reinsurance receivable on paid and
    unpaid losses, benefits and
    unearned premiums                       1,204.8            1,136.0
  Deferred policy acquisition costs         1,333.6            1,161.2
  Deferred federal income taxes               152.8               19.8
  Other assets                                516.3              529.4
  Closed Block assets                         776.3              803.1
  Separate account assets                  15,102.9           13,697.7
                                          ---------          ---------
        Total assets                     $ 29,080.0         $ 27,607.9
                                          =========          =========

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits               $  2,862.8         $  2,802.2
    Outstanding claims, losses and
      loss adjustment expenses              2,855.8            2,816.3
    Unearned premiums                         910.8              843.2
    Contractholder deposit funds and
      other policy liabilities              2,973.2            2,637.0
                                          ---------          ---------
        Total policy liabilities and
          accruals                          9,602.6            9,098.7
                                          ---------          ---------
  Expenses and taxes payable                  736.0              716.1
  Reinsurance premiums payable                 48.3               50.2
  Short-term debt                              43.8              221.3
  Long-term debt                              199.5              199.5
  Closed Block liabilities                    848.0              872.0
  Separate account liabilities             15,102.1           13,691.5
                                          ---------          ---------
        Total liabilities                  26,580.3           24,849.3
                                          ---------          ---------
  Minority interest:
    Mandatorily redeemable preferred
      securities of a subsidiary trust
      holding solely junior
      subordinated debentures of
      the Company                             300.0              300.0
                                          ---------          ---------
  Commitments and contingencies
    (Note 11)

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value,
    20.0 million shares authorized,
    none issued                                 0.0                0.0
  Common stock, $0.01 par value, 300.0
    million shares authorized,
    60.4 million shares issued                  0.6                0.6
  Additional paid-in capital                1,772.9            1,768.8
  Accumulated other comprehensive income      (48.6)             180.5
  Retained earnings                           813.8              599.9
  Treasury stock at cost (6.2 million and
    1.8 million shares)                      (339.0)             (91.2)
                                          ---------          ---------
        Total shareholders' equity          2,199.7            2,458.6
                                          ---------          ---------
          Total liabilities and
             shareholders' equity        $ 29,080.0         $ 27,607.9
                                          =========          =========

          The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     (Unaudited)
                                                  Nine Months Ended
                                                    September 30,
(In millions)                                    1999           1998
PREFERRED STOCK
  Balance at beginning and end of period       $     0.0     $     0.0
                                                --------      --------

COMMON STOCK
  Balance at beginning and end of period             0.6           0.6
                                                --------      --------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period                 1,768.8       1,755.0
    Issuance of common stock                         4.1          12.6
                                                --------      --------
  Balance at end of period                       1,772.9       1,767.6
                                                --------      --------

ACCUMULATED OTHER COMPREHENSIVE INCOME
  NET UNREALIZED APPRECIATION ON INVESTMENTS
    Balance at beginning of period                 180.5         217.9
      Net depreciation on available-for-
        sale securities                           (368.4)        (64.4)
      Benefit for deferred federal
        income taxes                               139.3          22.3
      Minority interest                              0.0           2.3
                                                --------      --------
        Other comprehensive loss                  (229.1)        (39.8)
                                                --------      --------
    Balance at end of period                       (48.6)        178.1
                                                --------      --------

RETAINED EARNINGS
  Balance at beginning of period                   599.9         407.8
    Net income                                     227.4         135.3
    Dividends to shareholders                      (13.5)         (9.1)
                                                --------      --------
  Balance at end of period                         813.8         534.0
                                                --------      --------

TREASURY STOCK
  Balance at beginning of period                   (91.2)          0.0
    Shares purchased at cost                      (250.2)          0.0
    Shares reissued at cost                          2.4           0.0
                                                --------      --------
  Balance at end of period                        (339.0)          0.0
                                                --------      --------
        Total shareholders' equity             $ 2,199.7     $ 2,480.3
                                                ========      ========

          The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions)                          1999      1998       1999      1998

Net income                           $  13.1   $   8.2    $ 227.4   $ 135.3

Other comprehensive income:
  Net depreciation on
    available-for-sale securities      (94.4)   (108.5)    (368.4)    (64.4)
  Benefit for deferred
    federal income taxes                43.5      38.0      139.3      22.3
  Minority interest                      0.0       5.0        0.0       2.3
                                      ------    ------     ------    ------
    Other comprehensive loss           (50.9)    (65.5)    (229.1)    (39.8)
                                      ------    ------     ------    ------
Comprehensive (loss)income           $ (37.8)  $ (57.3)   $  (1.7)  $  95.5
                                      ======    ======     ======    ======


          The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (Unaudited)
                                                  Nine Months Ended
                                                    September 30,
(In millions)                                    1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $   227.4       $   135.3
    Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
    Minority interest                               0.0            11.3
    Net realized gains                           (106.3)          (50.2)
    Net amortization and depreciation              25.8            24.3
    Loss on disposal of group life and
      health business                              30.5             0.0
    Loss from exiting reinsurance pools             0.0            25.3
    Sales practice litigation expense               0.0            31.0
    Deferred federal income taxes                   1.4           (23.3)
    Change in deferred acquisition costs         (140.0)         (143.2)
    Change in premiums and notes receivable,
      net of reinsurance payable                  (92.1)           42.9
    Change in accrued investment income            14.0             1.2
    Change in policy liabilities and
       accruals, net                              157.8           177.9
    Change in reinsurance receivable              (69.0)          (84.9)
    Change in expenses and taxes payable          (50.5)         (108.3)
    Separate account activity, net                  5.4             1.3
    Other, net                                     10.9           (33.5)
                                               --------        --------
        Net cash provided by
          operating activities                     15.3             7.1
                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals and maturities
    of available-for-sale fixed maturities      2,281.1         1,394.4
  Proceeds from disposals of equity
    securities                                    376.9           228.3
  Proceeds from disposals of other
    investments                                    27.3            79.4
  Proceeds from mortgages matured or
    collected                                      86.5           147.5
  Purchase of available-for-sale fixed
    maturities                                 (2,065.9)       (2,051.5)
  Purchase of equity securities                   (71.5)         (111.3)
  Purchase of other investments                  (113.8)         (221.3)
  Capital expenditures                            (24.0)          (17.7)
  Purchase of Financial Profiles, Inc.              0.0           (13.0)
  Other investing activities, net                   0.0             5.5
                                               --------        --------
        Net cash provided by (used in)
          investing activities                    496.6          (559.7)
                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to
    contractholder deposit funds                1,368.0         1,167.0
  Withdrawals from contractholder deposit
    funds                                      (1,014.8)         (456.5)
  Change in short-term debt                      (177.5)           25.5
  Change in long-term debt                          0.0            (2.6)
  Proceeds from issuance of common stock            0.2            11.2
  Purchase of treasury shares                    (250.2)           (8.0)
  Reissuance of treasury shares                     2.4             0.0
  Dividends paid to shareholders                    0.0            (9.9)
                                               --------        --------
        Net cash (used in) provided by
          financing activities                    (71.9)          726.7
                                               --------        --------

Net change in cash and cash equivalents           440.0           174.1
Net change in cash held in the Closed Block         9.0            21.1
Cash and cash equivalents, beginning of period    550.3           215.1
                                               --------        --------
Cash and cash equivalents, end of period      $   999.3       $   410.3
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

The interim consolidated financial statements of AFC include the accounts of First Allmerica Financial Life Insurance Company ("FAFLIC"); its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"); non-insurance subsidiaries (principally brokerage and investment advisory services); Allmerica Asset Management, Inc. ("AAM", a wholly-owned non-insurance subsidiary of AFC); Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance subsidiary of AAM); The Hanover Insurance Company ("Hanover", a wholly-owned subsidiary of Allmerica P&C); Citizens Corporation (a wholly-owned subsidiary of Hanover); and Citizens Insurance Company of America ("Citizens", a wholly-owned subsidiary of Citizens Corporation). The Closed Block assets and liabilities and its results of operations are presented in the consolidated financial statements as single line items. Unless specifically stated, all disclosures contained herein supporting the consolidated financial statements exclude the Closed Block related amounts. All significant intercompany accounts and transactions have been eliminated.

In December 1998, the Company acquired all of the outstanding common stock of Citizens Corporation that it did not already own. Prior to this acquisition, the financial statements reflect minority interest in Citizens Corporation and its wholly-owned subsidiary, Citizens, of 17.5% (see Note 4).

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1998 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

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

3.  Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters ("AGU") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During the third quarter of 1998, the Company ceased writing new premium in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. On October 6, 1999, the Company entered into an agreement with Great-West Life and Annuity Insurance Company of Denver, which provides for the sale of the Company's EBS business effective March 1, 2000. The Company has recorded a $30.5 million loss, net of taxes, on the disposal of its group life and health business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheet has not been segregated between continuing and discontinued operations. At September 30, 1999, the discontinued segment had assets of approximately $528.7 million consisting primarily of invested assets, premiums and fees receivable, and reinsurance recoverables, and liabilities of approximately $475.6 million consisting primarily of policy liabilities. Revenues for the discontinued operations were $91.9 million and $98.6 million for the quarters ended September 30, 1999 and 1998, respectively, and $279.0 million and $299.1 million for the nine months ended September 30, 1999 and 1998, respectively.

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

                                                      (Unaudited)
                                                   Nine Months Ended
                                                     September 30,
(In millions, except per share data)                     1998
Revenue                                               $ 2,252.8
                                                       ========

Net realized capital gains included in revenue        $    46.1
                                                       ========

Income before taxes and minority interest             $   197.1
Income taxes                                              (35.6)
Minority interest:
  Distributions on mandatorily redeemable
  preferred securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company                               (12.0)
                                                       --------
Income from continuing operations                         149.5
Income from operations of discontinued business           (11.7)
                                                       --------
Net income                                            $   137.8
                                                       ========

PER SHARE DATA
Basic
  Income from continuing operations                   $    2.49
                                                       ========
  Weighted average shares outstanding                      60.0
                                                       ========
Diluted
  Income from continuing operations                   $    2.47
                                                       ========
  Weighted average shares outstanding                      60.5
                                                       ========


5.  Significant Transactions

Effective January 1, 1999, the Company entered into a whole account aggregate excess of loss reinsurance agreement with a highly rated reinsurer. The reinsurance agreement provides accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business, and is subject to cancellation or commutation annually at the Company's option. The program covers losses and allocated loss adjustment expenses ("LAE"), including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate coverage limits for losses and allocated LAE are $150.0 million and $300.0 million, respectively. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50.0-67.0% depending on the size of the loss, and increased by a ceding commission of 20.0% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized no benefit for the third quarter and a net benefit of $16.9 million for the nine months ended September 30, 1999, based on year-to-date and annual estimates of losses and allocated loss adjustment expenses for accident year 1999.

During March 1999, the Company completed the repurchase of $200.0 million of its common stock under its October, 1998 repurchase program authorized by the Board of Directors of AFC. On March 23, 1999, the Board of Directors of AFC authorized the repurchase of up to an additional $200.0 million of its issued common stock. As of September 30, 1999, under this additional program, the Company had repurchased an additional $132.6 million of its issued common stock.

6.  Federal Income Taxes

Federal income tax expense for the nine months ended September 30, 1999 and 1998, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

7.  Other Comprehensive Income

The following table provides a reconciliation of gross unrealized losses to the net balance shown in the Statements of Comprehensive Income:

                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions)                          1999      1998       1999      1998
Unrealized (losses) gains on
  securities:
    Unrealized holding losses
      arising during period
      (net of taxes and minority
      interest of $(48.2) million
      and $(39.7) million for the
      quarters ended September 30,
      1999 and 1998 and $(109.2)
      million and $(10.5) million
      for the nine months ended
      September 30, 1999 and 1998)    $  (67.0) $  (64.2)  $ (156.0) $  (20.1)
    Less:  reclassification
      adjustment for (losses) gains
      included in net income (net of
      taxes and minority interest of
      $(4.7) million and $3.3 million
      for the quarters ended
      September 30, 1999 and 1998 and
      $30.1 million and $14.1 million
      for the nine months ended
      September 30, 1999 and 1998)       (16.1)      1.3       73.1      19.7
                                       -------   -------    -------   -------
Other comprehensive loss              $  (50.9) $  (65.5)  $ (229.1) $  (39.8)
                                       =======   =======    =======   =======


8.  Closed Block

Included in other income in the Consolidated Statements of Income is a net pre-tax contribution from the Closed Block of $3.3 million and $10.4 million for the quarter and nine months ended September 30, 1999, respectively, compared to $0.1 million and $6.1 million for the quarter and nine months ended September 30, 1998, respectively. Summarized financial information of the Closed Block is as follows:

                                         (Unaudited)
                                        September 30,      December 31,
(In millions)                               1999               1998
ASSETS
  Fixed maturities-at fair
    value (amortized cost
    of $407.2 and $399.1)                $   398.4          $   414.2
  Mortgage loans                             137.5              136.0
  Policy loans                               203.0              210.9
  Cash and cash equivalents                    0.4                9.4
  Accrued investment income                   15.0               14.1
  Deferred policy acquisition costs           13.6               15.6
  Other assets                                 8.4                2.9
                                          --------           --------
      Total assets                       $   776.3          $   803.1
                                          ========           ========

LIABILITIES
  Policy liabilities and accruals        $   840.2          $   862.9
  Other liabilities                            7.8                9.1
                                          --------           --------
      Total liabilities                  $   848.0          $   872.0
                                          ========           ========


                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions)                          1999      1998       1999      1998
REVENUES
  Premiums                           $   8.0   $   9.1   $  43.6   $  46.3
  Net investment income                 13.9      13.5      40.5      39.9
  Net realized investment losses        (0.7)     (2.0)     (0.2)     (0.4)
                                      ------    ------    ------    ------
    Total revenues                      21.2      20.6      83.9      85.8
                                      ------    ------    ------    ------

BENEFITS AND EXPENSES
  Policy benefits                       17.2      19.5      71.6      76.9
  Policy acquisition expenses            0.6       0.9       1.7       2.2
  Other operating expenses               0.1       0.1       0.2       0.6
                                      ------    ------    ------    ------
    Total benefits and expenses         17.9      20.5      73.5      79.7
                                      ------    ------    ------    ------
      Contribution from the
        Closed Block                 $   3.3   $   0.1   $  10.4   $   6.1
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

In 1999, the Company reorganized its Property and Casualty and Corporate Risk Management Services operations within the Risk Management segment. Under the new structure, the Risk Management segment manages its business through five distribution channels identified as Hanover North, Hanover South, Citizens Midwest, Allmerica Voluntary Benefits, and Allmerica Specialty. During the second quarter of 1999, the Company approved a plan to exit its group life and health business, consisting of its EBS business, its AGU business and its reinsurance pool business. Results of operations from this business, relating to both the current and the prior periods, have been segregated and reported as a component of discontinued operations in the Consolidated Statements of Income. Operating results from this business were previously reported in the Allmerica Voluntary Benefits and Allmerica Specialty distribution channels. Prior to 1999, results of the group life and health business were included in the Corporate Risk Management Services segment, while all other Risk Management business was reflected in the Property and Casualty segment.

The Risk Management segment's property and casualty business is offered primarily through the Hanover North, Hanover South and Citizens Midwest distribution channels utilizing the Company's independent agent network primarily in the Northeast, Midwest and Southeast United States, maintaining a strong regional focus. Allmerica Voluntary Benefits focuses on worksite distribution, which offers discounted property and casualty products through employer sponsored programs, and affinity group property and casualty business. Allmerica Specialty offers special niche property and casualty products in selected markets.

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products distributed via retail channels as well as group retirement products, such as defined benefit and 401(k) plans and tax-sheltered annuities distributed to institutions. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in Guaranteed Investment Contracts ("GICs") such as the traditional GIC, synthetic GIC and other funding agreements. Funding agreements are investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates, and to other institutions, such as insurance companies and pension plans.

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

Management evaluates the results of the aforementioned segments based on a pre-tax and minority interest basis. Segment income is determined by adjusting net income for net realized investment gains and losses, net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of segment income enhances understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments for the periods indicated.

                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions)                          1999      1998       1999      1998
Segment revenues:
  Risk Management                    $  558.4  $  549.3  $1,634.2  $1,667.4
                                      -------   -------   -------   -------
  Asset Accumulation:
    Allmerica Financial Services        200.2     174.4     598.8     538.0
    Allmerica Asset Management           41.5      32.8     116.3      86.6
                                      -------   -------   -------   -------
      Subtotal                          241.7     207.2     715.1     624.6
                                      -------   -------   -------   -------
  Corporate                               1.3       3.8       4.9       9.9
  Intersegment revenues                  (1.3)     (1.5)     (4.3)     (5.8)
                                      -------   -------   -------   -------
      Total segment revenues
        including Closed Block          800.1     758.8   2,349.9   2,296.1
Adjustments to segment
  revenues:
    Adjustment for Closed Block         (18.6)    (22.7)    (73.7)    (80.1)
    Net realized (losses) gains         (19.8)      8.9     106.5      49.1
                                      -------   -------   -------   -------
      Total revenues                 $  761.7  $  745.0  $2,382.7  $2,265.1
                                      =======   =======   =======   =======
Segment income (loss) before federal
 income taxes and minority interest:
  Risk Management                    $   49.5  $   24.6  $  134.6  $   97.2
                                      -------   -------   -------   -------
  Asset Accumulation:
    Allmerica Financial Services         54.7      39.1     151.3     125.5
    Allmerica Asset Management            5.7       6.9      18.2      17.0
                                      -------   -------   -------   -------
      Subtotal                           60.4      46.0     169.5     142.5
                                      -------   -------   -------   -------
  Corporate                             (13.7)    (10.6)    (43.2)    (35.6)
                                      -------   -------   -------   -------
      Segment income before federal
       income taxes and minority
       interest                          96.2      60.0     260.9     204.1
Adjustments to segment income:
  Net realized investment (losses)
    gains, net of amortization          (18.7)      4.2     111.9      37.9
  Sales practice litigation expense       0.0     (31.0)      0.0     (31.0)
  Other items                             0.0       0.0       0.0      (0.8)
                                      -------   -------   -------   -------
Income from continuing operations
  before federal income taxes and
  minority interest                  $   77.5  $   33.2  $  372.8  $  210.2
                                      =======   =======   =======   =======




                        Identifiable Assets       Deferred Acquisition Costs
                      (Unaudited)                   (Unaudited)
                     September 30,  December 31,   September 30,  December 31,
(In millions)             1999           1998           1999          1998
Risk Management         $ 5,894.1   $ 6,219.0       $   175.6       $   167.5
                         --------    --------        --------        --------
Asset Accumulation:
  Allmerica Financial
    Services             20,863.5    19,416.6         1,157.6           993.1
  Allmerica Asset
    Management            2,231.3     1,810.9             0.4             0.6
                         --------    --------        --------        --------
    Subtotal             23,094.8    21,227.5         1,158.0           993.7
Corporate                    91.1       161.4             0.0             0.0
                         --------    --------        --------        --------
  Total                 $29,080.0   $27,607.9       $ 1,333.6       $ 1,161.2
                         ========    ========        ========        ========


10.  Earnings Per Share

                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions, except per share data)   1999      1998       1999      1998
Basic shares used in the
  calculation of earnings
  per share                            54.1      60.0       55.3      60.0
Dilutive effect of securities:
    Employee stock options              0.4       0.4        0.3       0.4
    Non-vested stock grants             0.2       0.2        0.2       0.1
                                      -----     -----     ------    ------
Diluted shares used in the
  calculation of earnings per share    54.7      60.6       55.8      60.5
                                      =====     =====     ======    ======

Per share effect of dilutive
  securities on income
  from continuing operations         $ 0.01    $ 0.00    $  0.04   $  0.02
                                      =====     =====     ======    ======
Per share effect of dilutive
  securities on net income           $ 0.00    $ 0.01    $  0.04   $  0.02
                                      =====     =====     ======    ======


11.  Commitments and Contingencies

Litigation

In July 1997, a lawsuit on behalf of a putative class was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In October 1997, the plaintiffs voluntarily dismissed the Louisiana suit and filed a substantially similar action in Federal District Court in Worcester, Massachusetts. In early November 1998, the Company and the plaintiffs entered into a settlement agreement. The court granted preliminary approval of the settlement on December 4, 1998. On May 19, 1999, the court issued an order certifying the class for settlement purposes and granting final approval of the settlement agreement. AFC recognized a $31.0 million pre-tax expense
during the third quarter of 1998 related to this litigation.   Although the
Company believes that this expense reflects appropriate recognition of its obligation under the settlement, this estimate assumes the availability of insurance coverage for certain claims, and the estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers, and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

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

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of AFC; First Allmerica Financial Life Insurance Company ("FAFLIC"); its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"); Allmerica Asset Management, Inc. ("AAM", a wholly owned non-insurance subsidiary of AFC);Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C," a wholly-owned non-insurance subsidiary of AAM); The Hanover Insurance Company ("Hanover," a wholly-owned subsidiary of Allmerica P&C); Citizens Corporation (a wholly-owned non-insurance subsidiary of Hanover); Citizens Insurance Company of America ("Citizens," a wholly-owned subsidiary of Citizens Corporation) and certain other insurance and non-insurance subsidiaries.

In December 1998, the Company acquired all of the outstanding common stock of Citizens Corporation that it did not already own. Prior to this acquisition, the results of operations reflect minority interest in Citizens Corporation and its wholly-owned subsidiary, Citizens, of 17.5%.


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

In 1999, the Company reorganized its Property and Casualty and Corporate Risk Management Services operations within the Risk Management segment. Under the new structure, the Risk Management segment manages its business through five distribution channels identified as Hanover North, Hanover South, Citizens Midwest, Allmerica Voluntary Benefits, and Allmerica Specialty. During the second quarter of 1999, the Company approved a plan to exit its group life and health business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters ("AGU") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). Results of operations from this business, relating to both the current and the prior periods, have been segregated and reported as a component of discontinued operations in the Consolidated Statements of Income. Operating results from this business were previously reported in the Allmerica Voluntary Benefits and Allmerica Specialty distribution channels. Prior to 1999, results of the group life and health business were included in the Corporate Risk Management Services segment, while all other Risk Management business was reflected in the Property and Casualty segment.

The Risk Management segment's property and casualty business is offered primarily through the Hanover North, Hanover South and Citizens Midwest distribution channels utilizing the Company's independent agent network primarily in the Northeast, Midwest and Southeast United States, maintaining a strong regional focus. Allmerica Voluntary Benefits focuses on worksite distribution, which offers discounted property and casualty products through employer sponsored programs, and affinity group property and casualty business. Allmerica Specialty offers special niche property and casualty products in selected markets.

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products distributed via retail channels as well as group retirement products, such as defined benefit and 401(k) plans and tax-sheltered annuities distributed to institutions. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in Guaranteed Investment Contracts ("GICs") such as the traditional GIC, synthetic GIC and other funding agreements. Funding agreements are investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates, and to other institutions, such as insurance companies and pension plans.

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


Results of Operations

Consolidated Overview

The Company's consolidated net income for the third quarter increased $4.9 million, or 59.8%, to $13.1 million, compared to $8.2 million for the same period in 1998. Consolidated net income for the first nine months increased $92.1 million, or 68.1%, to $227.4 million, compared to $135.3 million for the first nine months of 1998. Net income includes certain items which management believes are not indicative of overall operating trends, such as net realized investment gains and losses, net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of adjusted net income enhances understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, adjusted net income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

For purposes of assessing each segment's contribution to adjusted net income, management evaluates the results of these segments on a pre-tax and minority interest basis. The following table reflects each segment's contribution to adjusted net income and reconciliation to consolidated net income as adjusted for these items.

                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions)                          1999      1998       1999      1998
Segment income (loss) before federal
 income taxes and minority
 interest:
  Risk Management                    $  49.5   $  24.6    $ 134.6   $  97.2
                                      ------    ------     ------    ------
  Asset Accumulation
    Allmerica Financial Services        54.7      39.1      151.3     125.5
    Allmerica Asset Management           5.7       6.9       18.2      17.0
                                      ------    ------     ------    ------
      Subtotal                          60.4      46.0      169.5     142.5
  Corporate                            (13.7)    (10.6)     (43.2)    (35.6)
                                      ------    ------     ------    ------
    Segment income before federal
      income taxes and minority
      interest                          96.2      60.0      260.9     204.1

  Federal income taxes on
    segment income                     (16.4)    (10.7)     (48.8)    (39.3)
  Minority interest on
    preferred dividends                 (4.0)     (4.0)     (12.0)    (12.0)
  Minority interest on segment
    income                               0.0      (1.9)       0.0      (7.4)
                                      ------    ------     ------    ------
Adjusted net income                     75.8      43.4      200.1     145.4
Adjustments (net of taxes,
  minority interest and
  amortization, as applicable):
    Net realized investment
      (losses) gains                   (16.7)      1.1       76.6      22.4
    Other items                          0.0     (20.2)       0.0     (20.8)
                                      ------    ------     ------    ------
Income from continuing
  operations                            59.1      24.3      276.7     147.0
    Discontinued operations:
      Loss from operations of
        discontinued group life and
        health business (net of
        applicable taxes)              (15.5)    (16.1)     (18.8)    (11.7)
      Loss on disposal of group life
        and health business (net of
        applicable taxes)              (30.5)      0.0      (30.5)      0.0
                                      ------    ------     ------    ------
Net income                           $  13.1   $   8.2    $ 227.4   $ 135.3
                                      ======    ======     ======    ======

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

The Company's segment income before taxes and minority interest increased $36.2 million, or 60.3%, to $96.2 million in the third quarter of 1999. This increase is primarily attributable to increased income of $24.9 million from the Risk Management segment and $15.6 million from the Allmerica Financial Services segment. The increase in the Risk Management segment was primarily attributable to a $20.6 million increase in favorable development on prior years' reserves and decreased catastrophe losses of $8.3 million. The increase in the Allmerica Financial Services segment is primarily attributable to higher asset-based fee income driven by growth and market appreciation principally in the variable annuity product line, as well as in the variable universal life product line, net of related expenses. These increases were partially offset by a decrease of $1.2 million in the Allmerica Asset Management segment primarily due to the absence, in 1999, of a $2.6 million equity participation payment from a mortgage loan in 1998, partially offset by increased interest margins on GICs. Additionally, the operating loss in the Corporate segment increased primarily due to a reduction in net investment income.

The effective tax rate for segment income was 17.0% for the third quarter of 1999 compared to 17.6% for the third quarter of 1998. The decrease in the tax rate was primarily a result of a change in reserves for prior years tax liabilities.

Net realized losses on investments after taxes were $16.7 million in the third quarter of 1999, resulting primarily from net realized losses on fixed maturities and equity securities of $11.0 million and $5.9 million, respectively. During the third quarter of 1998, net realized gains on investments after taxes and minority interest of $1.1 million resulted primarily from net realized gains on equity securities of $32.4 million, partially offset by net realized losses of $16.9 million and $12.0 million on fixed maturities and hedge fund partnerships, respectively.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The Company's segment income before taxes and minority interest increased $56.8 million, or 27.8%, to $260.9 million in the first nine months of 1999. This increase is attributable to increased income of $37.4 million from the Risk Management segment, $25.8 million from the Allmerica Financial
Services segment and $1.2 million from the Allmerica Asset Management segment, partially offset by additional losses of $7.6 million in the Corporate segment. Risk Management segment income for the first nine months of 1999 is primarily attributable to a $49.0 million increase in favorable development on prior year reserves and a $16.9 million favorable impact related to the whole account aggregate excess of loss reinsurance treaty ("aggregate excess of loss reinsurance treaty") entered into during the first quarter of 1999. Partially offsetting these favorable impacts is a $27.1 million increase in current year claim activity, primarily in the commercial lines. The increase in the Allmerica Financial Services segment of $25.8 million was primarily attributable to higher asset-based fee income resulting from growth and market appreciation principally in the variable annuity product line, as well as in the variable universal life product line, net of related expenses. The increase in the Allmerica Asset Management segment of $1.2 million is principally due to increased interest margins on GICs and growth in income from assets under management, partially offset by the aforementioned mortgage loan equity participation interest received in 1998. The operating loss in the Corporate segment increased primarily due to a reduction in net investment income.

The effective tax rate for segment income was 18.7% for the first nine months of 1999 compared to 19.3% for the first nine months of 1998. The decrease in the tax rate was primarily a result of a change in reserves for prior years tax liabilities.

Net realized gains on investments after taxes were $76.6 million in the first nine months of 1999, resulting primarily from net realized gains on equity securities and partnership investments of $93.2 million and $4.0 million, respectively, partially offset by $22.2 million of after-tax realized losses from impairments recognized on fixed maturities. The increase in net realized gains on equity securities relates principally to the sale of $310.0 million of appreciated equities in the property and casualty investment portfolio. During the first nine months of 1998, net realized gains on investments after taxes and minority interest of $22.4 million resulted primarily from net realized gains from sales of appreciated equity securities of $45.4 million, partially offset by $12.0 million and $8.6 million of losses from hedge fund partnerships and fixed maturities, respectively.

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its EBS business, its AGU business and its reinsurance pool business. During the third quarter of 1998, the Company ceased writing new premium in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. On October 6, 1999, the Company entered into an agreement with Great-West Life and Annuity Insurance Company of Denver, which provides for the sale of the Company's EBS business effective March 1, 2000. The Company has recorded a $30.5 million loss, net of taxes, on the disposal of its group life and health business.

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

Risk Management

The following table summarizes the results of operations for the Risk Management segment:

                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions)                          1999      1998       1999      1998
Net premiums written                 $ 522.9   $ 510.1    $1,505.3  $1,501.1
                                      ------    ------     -------   -------
Net premiums earned                  $ 499.6   $ 487.5    $1,451.8  $1,477.6
                                      ------    ------     -------   -------
Underwriting loss                    $  (5.7)  $ (32.3)   $  (37.4) $  (77.4)
Net investment and other
  income                                55.2      56.9       172.0     174.6
                                      ------    ------     -------   -------
Segment income before taxes
  and minority interest              $  49.5   $  24.6    $  134.6  $   97.2
                                      ======    ======     =======   =======


Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Premium
Risk Management's net premiums written increased $12.8 million, or 2.5%, to $522.9 million for the quarter ended September 30, 1999, compared to $510.1 million for the same period in 1998. This increase is primarily attributable to an increase in net premiums written in the workers' compensation line of $8.0 million, or 18.3%, in addition to an increase in net premiums written in the commercial automobile line of $5.1 million, or 10.9%. These increases in net premiums written are primarily due to increases in policies in force of 12.6% in the workers' compensation line and 5.6% in the commercial automobile line since September 30, 1998.

Risk Management's net premiums earned increased $12.1 million, or 2.5%, to $499.6 million for the quarter ended September 30, 1999, compared to $487.5 million for the same period in 1998. This increase is primarily attributable to an increase in net premiums earned in the workers' compensation line of $5.8 million, or 13.2%, in addition to an increase in net premiums earned in the commercial multiple peril line of $6.0 million, or 8.6%. The increase in the workers' compensation line is primarily attributed to the aforementioned increase in policies in force of 12.6% since September 30, 1998. The increase in the commercial multiple peril line is the result of an increase in policies in force of 2.8% since September 30, 1998, and an average rate increase of 2.6% since September 30, 1998.

Underwriting results
Risk Management's underwriting loss decreased $26.6 million to $5.7 million for the quarter ended September 30, 1999, compared to $32.3 million for the same period in 1998. The decrease is primarily attributable to a $20.6 million increase in favorable development on prior years' reserves. Catastrophe losses decreased $8.3 million to $20.2 million for the quarter ended September 30, 1999. In addition, homeowners' current accident year losses excluding catastrophes improved due to decreased frequency and severity. Policy acquisition and other underwriting expenses increased $7.1 million to $141.1 million for the quarter ended September 30, 1999, compared to $134.0 million for the same period in 1998. This increase is primarily due to an increase in net earned premiums and expenses associated with a business technology project to automate the commercial lines underwriting process.

Distribution channel results
The following table summarizes the results of operations for the distribution channels of the Risk Management segment:


                                     (Unaudited)
                           Quarter Ended September 30, 1999
(In millions,  Hanover  Hanover  Citizens  Voluntary Allmerica  Other
except ratios) North    South    Midwest   Benefits  Specialty  <FN2>  Total
Net premiums
  written     $164.8   $ 49.4    $142.4   $153.3     $ 10.0   $  3.0    $522.9
Underwriting
  (loss)
  profit      $ (6.9)  $ (1.5)   $  5.1   $  0.7     $ (3.4)  $  0.3    $
(5.7)
Statutory
  combined
  ratio <FN1>  103.8    103.3     101.1     97.9      117.1      N/M     101.3

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


                                     (Unaudited)
                           Quarter Ended September 30, 1998
(In millions,  Hanover  Hanover  Citizens  Voluntary Allmerica Other
except ratios) North    South    Midwest   Benefits  Specialty  <FN2>  Total
Net premiums
  written     $159.3   $ 51.8    $145.3   $139.2     $ 12.7   $  1.8    $510.1
Underwriting
  (loss)      $ (8.9)  $ (4.8)   $(14.8)  $ (1.2)    $ (0.1)  $ (2.5)
$(32.3)
Statutory
  combined
  ratio <FN1>  104.7    105.1     110.2    102.6      102.4       N/M
106.1

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

Hanover North
Hanover North's net premiums written increased $5.5 million, or 3.5%, to $164.8 million for the quarter ended September 30, 1999, compared to $159.3 million for the same period in 1998. This increase is primarily attributable to a $6.9 million increase in net premiums written in the commercial lines due to an aggregate increase in policies in force of 8.6% since September 30, 1998. This was partially offset by a decrease of $0.9 million, or 3.3%, in the homeowners' line.

Hanover North's underwriting results improved $2.0 million to an underwriting loss of $6.9 million for the quarter ended September 30, 1999, compared to an underwriting loss of $8.9 million for the same period in 1998. This improvement in underwriting results is driven by a decrease of $8.1 million in non-catastrophe claim activity primarily in the workers' compensation and homeowners' lines. This is partially offset by a $1.5 million increase in catastrophes and an increase in policy acquisition and other underwriting expenses.

Hanover South
Hanover South's net premiums written decreased $2.4 million, or 4.6%, to $49.4 million for the quarter ended September 30, 1999, compared to $51.8 million for the same period in 1998. The decrease is primarily due to a $3.3 million, or 24.3%, decrease in personal automobile net premiums written due to the exit from certain states in the South.

Underwriting results improved $3.3 million to an underwriting loss of $1.5 million for the quarter ended September 30, 1999, compared to $4.8 million for the same period in 1998. The improvement in underwriting results is primarily attributable to a $3.2 million decrease in policy acquisition and other underwriting expenses due to consolidation of operations in the southern region.

Citizens Midwest
Citizens Midwest's net premiums written decreased $2.9 million, or 2.0%, to $142.4 million for the quarter ended September 30, 1999, compared to $145.3 million for the same period in 1998. This decrease is primarily attributable to a decrease in the personal automobile line of $7.1 million, or 15.1%, to $39.8 million, for the quarter ended September 30, 1999. This decrease is attributable to rate decreases in the Michigan personal automobile line of 3.6% and 3.7% in the first quarter and third quarter of 1999, respectively, due to continued competitive conditions in Michigan. In addition, homeowners' net premiums written decreased $2.8 million due to a 9.7% decrease in policies in force since September 30, 1998. These decreases are significantly offset by increases of $3.8 million and $2.9 million in the workers' compensation and commercial multiple peril lines, respectively, for the quarter ended September 30, 1999.

Citizens Midwest's underwriting results improved $19.9 million to an underwriting profit of $5.1 million for the quarter ended September 30, 1999, compared to an underwriting loss of $14.8 million for the same period in 1998. The improvement in underwriting results is primarily the result of favorable claims activity in the homeowners' and workers' compensation lines, and a $3.4 million decrease in catastrophe losses to $3.4 million for the quarter ended September 30, 1999. Policy acquisition and other underwriting expenses decreased $4.8 million primarily due to consolidation of regional operations.

Voluntary Benefits
Voluntary Benefits' net premiums written increased $14.1 million, or 10.1%, to $153.3 million for the quarter ended September 30, 1999, compared to $139.2 million for the same period in 1998. This increase is primarily due to growth of $8.9 million, or 8.4%, in the personal automobile line attributable to a 3.9% increase in policies in force since September 30, 1998. In addition, homeowners' net written premium increased $3.3 million, or 10.7%, primarily due to an increase in policies in force of 4.8%. Net premiums earned were $140.0 million and $130.7 million for the quarters ended September 30, 1999 and 1998, respectively.

Underwriting results improved $1.9 million to an underwriting profit of $0.7 million for the quarter ended September 30, 1999, compared to an underwriting loss of $1.2 million for the same period in 1998. The improvement in underwriting results is attributable to a $5.9 million decrease in catastrophe losses, and to improved severity in the personal automobile line. This is partially offset by a $5.6 million increase in policy acquisition and other underwriting expenses primarily attributed to premium growth and increased marketing initiatives.

Specialty Markets
Specialty Markets' net premiums written decreased $2.7 million, or 21.3%, to $10.0 million for the quarter ended September 30, 1999, compared to $12.7 million for the same period in 1998. Net premiums earned were $13.3 million and $11.4 million for the quarters ended September 30, 1999 and 1998, respectively.

Underwriting results deteriorated $3.3 million to a loss of $3.4 million for the quarter ended September 30, 1999, compared to an underwriting loss of $0.1 million for same period in 1998. This deterioration in the underwriting loss is primarily attributable to unfavorable claims activity.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Premium
Risk Management's net premiums written increased $4.2 million, or 0.3%, to $1,505.3 million for the nine months ended September 30, 1999, compared to $1,501.1 million in 1998. Net premiums written include ceded premiums of $21.9 million for the aggregate excess of loss reinsurance treaty entered into during the first quarter of 1999. Excluding the impact of this reinsurance treaty, net premiums written increased $26.1 million, or 1.7%, primarily due to increases of $17.2 million and $7.0 million in the workers' compensation and commercial automobile lines, respectively. The increase in the workers' compensation line is primarily attributable to an increase in policies in force of 12.6% since September 30, 1998. The increase in the commercial automobile line is principally due to a 3.0% rate increase and an increase in policies in force of 5.6% since September 30, 1998.

Risk Management's net premiums earned decreased $25.8 million primarily as a result of a $21.9 million decrease due to the aforementioned aggregate excess of loss reinsurance treaty. In addition, net premiums earned decreased $13.8 million in the personal automobile line due to a 3.3% rate decrease and to a 0.9% decrease in policies in force since September 30, 1998. These decreases are partially offset by increases of $6.6 million and $4.5 million in the workers' compensation and commercial automobile lines, respectively.

Underwriting results
Risk Management's underwriting loss decreased $40.0 million, to $37.4 million, for the nine months ended September 30, 1999, compared to an underwriting loss of $77.4 million for the same period in 1998. The improvement in underwriting results is primarily attributable to a $49.0 million increase in favorable development on prior year reserves and a $16.9 million favorable impact from the aggregate excess of loss reinsurance treaty. In addition, catastrophe losses decreased $9.3 million for the nine months ended September 30, 1999. Partially offsetting these favorable impacts is a $27.1 million increase in current year claim activity, primarily in the commercial lines, and an $8.1 million deterioration in involuntary pool underwriting results.

Distribution channel results

The following table summarizes the results of operations for the distribution channels of the Risk Management segment:

                                      (Unaudited)
                            Nine Months Ended September 30, 1999
(In millions,  Hanover  Hanover  Citizens  Voluntary Allmerica Other
except ratios) North    South    Midwest   Benefits  Specialty  <FN2>  Total
Net premiums
  written     $496.5   $149.9    $404.8   $419.5     $ 31.4   $  3.2  $1,505.3
Underwriting
  loss        $ (9.1)  $ (8.0)   $ (3.6)  $ (7.4)    $ (2.0)  $ (7.3) $
(37.4)
Statutory
  combined
  ratio<FN1>   103.9    107.1     105.2    106.7      104.4      N/M     102.0

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


                                       (Unaudited)
                           Nine Months Ended September 30, 1998
(In millions,  Hanover  Hanover  Citizens  Voluntary Allmerica Other
except ratios) North    South    Midwest   Benefits  Specialty  <FN2> Total
Net premiums
  written     $466.3   $157.6    $426.2   $407.2     $ 35.1   $  8.7  $1,501.1
Underwriting
  (loss)
  profit      $(36.6)  $ (6.2)   $(35.8)  $  5.1     $ (1.9)  $ (2.0) $
(77.4)
Statutory
  combined
  ratio<FN1>   107.6    103.0     108.5    100.7      101.9      N/M     105.4

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

Hanover North
Hanover North's net premiums written increased $30.2 million, or 6.5%, to $496.5 million for the nine months ended September 30, 1999, compared to $466.3 million for the same period in 1998. Net premiums written in the commercial lines increased $21.7 million, or 12.6%, for the nine months ended September 30, 1999, primarily due to an increase in policies in force of 8.6% since September 30, 1998. Personal automobile net premiums written increased $6.1 million to $203.7 million, primarily driven by a 5.8% rate increase in the Massachusetts personal automobile line resulting from the Company's decision to reduce safe driver discounts.

Hanover North's underwriting results improved $27.5 million to an underwriting loss of $9.1 million for the nine months ended September 30, 1999, compared to an underwriting loss of $36.6 million for the same period in 1998. The improvement in underwriting results is primarily attributable to improved current year severity in the personal lines, as well as an increase in favorable development on prior years' loss reserves in the personal automobile line. In addition, catastrophe losses decreased $5.6 million.

Hanover South
Hanover South's net premiums written decreased $7.7 million, or 4.9%, to $149.9 million for the nine months ended September 30, 1999, compared to $157.6 million for the same period in 1998. The decrease is primarily due to an $8.9 million, or 21.3%, decrease in the personal automobile line's net premiums written, driven by a 21.0% decrease in policies in force since September 30, 1998. This decline is attributable to the Company's decision to exit certain markets in the South.

Underwriting results deteriorated $1.8 million from an underwriting loss of $6.2 million for the nine months ended September 30, 1998, to a loss of $8.0 million for the same period in 1999. The decrease in underwriting results is primarily attributable to a $2.8 million deterioration in workers' compensation claims activity. This increase is partially offset by a decrease in loss activity in the personal automobile line.

Citizens Midwest
Citizens Midwest's net premiums written decreased $21.4 million, or 5.0%, to $404.8 million for the nine months ended September 30, 1999. This decrease is primarily attributable to a $17.4 million decrease in the personal automobile line's net premiums written to $121.1 million for the period ended September 30, 1999, compared to $138.5 million in the same period in 1998. This decline is due to rate decreases in the Michigan personal automobile line of 3.6% and 3.7% in the and first quarter and third quarter of 1999, respectively, due to continued competitive conditions in Michigan. In addition, Citizens Midwest's net premiums written decreased $4.9 million as a result of additional premiums ceded under the aggregate excess of loss reinsurance treaty.

Citizens Midwest's underwriting results improved $32.2 million to an underwriting loss of $3.6 million for the nine months ended September 30, 1999, from an underwriting loss of $35.8 million for the same period in 1998. The improvement in underwriting results is attributable to an $8.9 million decrease in catastrophe losses to $16.6 million in 1999, compared to $25.5 million in 1998. In addition, reductions in homeowners' and workers' compensation non-catastrophe claims activity totaling $7.3 million and $8.3 million, respectively, also contributed to this improvement. Results were also favorably impacted by $3.9 million due to the aforementioned aggregate excess of loss reinsurance treaty.

Voluntary Benefits
Voluntary Benefits' net premiums written increased $12.3 million, or 3.0%, to $419.5 million for the nine months ended September 30, 1999, compared to $407.2 million for the same period in 1998. This increase is primarily attributed to an increase in policies in force of 4.8%. This increase is partially offset by a $12.6 million increase in ceded premiums written under the aggregate excess of loss reinsurance treaty.

Underwriting results deteriorated $12.5 million to a loss of $7.4 million for the nine months ended September 30, 1999, from an underwriting gain of $5.1 million for the same period in 1998. The deterioration in underwriting results is primarily attributable to a $5.3 million increase in catastrophe losses to $31.1 million in 1999, and increased non-catastrophe claims activity in the homeowners' line. The deterioration in underwriting results is also attributed to a $5.7 million increase in policy acquisition and other underwriting expenses. Partially offsetting these unfavorable factors is a $10.1 million increase in underwriting results due to the aggregate excess of loss reinsurance treaty.

Specialty Markets
Specialty Markets' net premiums written decreased to $31.4 million for the nine months ended September 30, 1999, compared to $35.1 million for the same period in 1998. Net premiums earned increased $13.4 million to $39.4 million for the nine months ended September 30, 1999, from $26.0 million for the same period in 1998.

Underwriting results for the nine months ended September 30, 1999 remained consistent with the prior year.

Investment Results
Net investment income was $167.8 million and $171.5 million in the first nine months of 1999 and 1998, respectively. This primarily reflects a reduction in average fixed maturity assets of $90.9 million, or 2.5%, to $3,581.0 million in 1999 compared to $3,671.9 million in 1998. The reduction in average fixed maturities is due to transfers of securities to the Corporate segment during the second quarter of 1999. Average pre-tax yields on debt securities were 6.6% in 1999 and 6.7% in 1998.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

                                                        (Unaudited)
                                                      Nine Months Ended
                                                        September 30,
(In millions)                                      1999                1998
Reserve for losses and LAE, beginning of period $  2,597.3         $  2,615.4
  Incurred losses and LAE, net of
    reinsurance recoverable:
      Provision for insured events of
        current year                               1,208.3            1,220.3
      Decrease in provision for insured
        events of prior years                       (141.9)             (92.9)
                                                 ---------          ---------
  Total incurred losses and LAE                    1,066.4            1,127.4
                                                 ---------          ---------
  Payments, net of reinsurance recoverable:
      Losses and LAE attributable to
        insured events of current year               587.2              558.8
      Losses and LAE attributable to
        insured events of prior years                517.2              587.9
                                                 ---------          ---------
  Total payments                                   1,104.4            1,146.7
                                                 ---------          ---------
  Change in reinsurance recoverable
     on unpaid losses                                 62.2               (9.7)
                                                 ---------          ---------
Reserve for losses and LAE, end of period       $  2,621.5         $  2,586.4
                                                 =========          =========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $141.9 million and $92.9 million for the nine months ended September 30, 1999 and 1998, respectively, reflecting increased favorable development on reserves for both losses and loss adjustment expenses.

Favorable development on prior years' loss reserves was $76.8 million and $35.6 million for the nine months ended September 30, 1999 and 1998, respectively. This increase of $41.2 million is primarily due to improved personal automobile results in the Northeast and increased reinsurance recoverables in the commercial multiple peril line. Favorable development on prior year's loss adjustment expense reserves was $65.1 million and $57.3 million for the nine months ended September 30, 1999 and 1998, respectively. This favorable development in both periods is primarily attributable to claims process improvement initiatives taken by the Company over the past two years.

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

Effective January 1, 1999, the Company entered into a whole account aggregate excess of loss reinsurance agreement with a highly rated reinsurer. The reinsurance agreement provides accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business, and is subject to cancellation or commutation annually at the Company's option. The program covers losses and allocated loss adjustment expenses, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate coverage limits for losses and allocated LAE are $150.0 million and $300.0 million, respectively. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50.0-67.0% depending on the size of the loss, and increased by a ceding commission of 20.0% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized no benefit for the third quarter and a net benefit of $16.9 million for the nine months ended September 30, 1999, based on year-to-date and annual estimates of losses and allocated loss adjustment expenses for accident year 1999. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE, and on the possible cancellation or commutation of the agreement. The agreement may increase or decrease income in future periods.

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

                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions)                          1999      1998       1999      1998
Segment revenues
  Premiums                           $   8.3   $   9.5    $  44.7   $  47.7
  Fees                                  91.4      75.0      262.9     217.2
  Investment and other income          100.5      89.9      291.2     273.1
                                      ------    ------     ------    ------
Total segment revenues                 200.2     174.4      598.8     538.0

Policy benefits, claims and losses      71.2      73.6      245.4     241.5
Policy acquisition and
  other operating expenses              74.3      61.7      202.1     171.0
                                      ------    ------     ------    ------
Segment income before taxes          $  54.7   $  39.1    $ 151.3   $ 125.5
                                      ======    ======     ======    ======


Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Segment income before taxes increased $15.6 million, or 39.9%, to $54.7 million during the third quarter of 1999. This increase is primarily attributable to higher asset-based fee income driven by growth and market appreciation principally in the variable annuity product, line as well as in the variable universal life product line, partially offset by higher policy acquisition and other operating expenses. In addition, segment income in 1998 was negatively impacted by losses incurred on hedge fund partnership investments.

Segment revenues increased $25.8 million, or 14.8%, in 1999 primarily due to increased fees and other income. Fee income from annuities and individual variable universal life policies increased $17.9 million, or 35.0%, in the third quarter of 1999 due to additional deposits and market appreciation. In addition, other income increased $6.1 million due primarily to higher investment management fees resulting from growth and appreciation in variable product assets under management. Financial Profiles, a financial software company acquired during the third quarter of 1998, contributed $1.5 million of this $6.1 million increase. Net investment income increased $4.5 million quarter over quarter primarily due to the absence of hedge fund losses which were incurred in 1998.

Policy benefits, claims and losses decreased $2.4 million, or 3.3%, to $71.2 million in the third quarter of 1999. This decrease was primarily due to more favorable mortality experience in the traditional life line of business, as well as decreased interest credited due to cancellations of certain accounts in the group retirement business and asset transfers to the separate accounts. These decreases were partially offset by an increase in the mortality reserve related to the variable annuity line of business, additional growth in this line, and the introduction in 1998 of a new annuity program which provides, for a limited time, enhanced crediting rates on deposits made into the Company's general account.

Policy acquisition and other operating expenses increased $12.6 million, or 20.4%, in the third quarter of 1999. This increase primarily results from ongoing growth in the variable product lines. In addition, other operating expenses relating to trail commissions in the annuity line of business and to Financial Profiles increased $2.7 million and $1.6 million, respectively. Also, policy acquisition expenses increased $2.5 million related to the implementation of an enhanced valuation system for the annuity line of business earlier in 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Segment income before taxes increased $25.8 million, or 20.6%, to $151.3 million in the first nine months of 1999. This increase is primarily attributable to higher asset-based fee income driven by growth and market appreciation principally in the variable annuity product line, as well as in the universal life product line, partially offset by higher policy benefits and operating expenses. In addition, segment income in 1998 was negatively impacted by losses incurred on hedge fund partnership investments.

Segment revenues increased $60.8 million, or 11.3%, in 1999 primarily due to increased fees and other income. Fee income from annuities and individual variable universal life policies increased $49.4 million, or 33.9%, in the first nine months of 1999 compared to the same period in 1998 due to additional deposits and market appreciation. In addition, investment and other income increased $18.1 million due primarily to higher investment management fees resulting from growth and appreciation in variable product assets under management and the aforementioned acquisition of Financial Profiles. Also, net investment income increased $2.3 million over the prior year principally due to the absence of hedge fund losses which were incurred in 1998. These increases were partially offset by a decrease in premiums of $3.0 million and a decline in fees of $2.4 million primarily from the Company's continued shift in focus from traditional and non-variable universal life insurance products to variable life insurance and annuity products.

Policy benefits, claims and losses increased $3.9 million, or 1.6%, to $245.4 million during the first nine months of 1999. This increase was primarily due to the Company's establishment of a $7.4 million mortality reserve in the first quarter of 1999 related to the variable annuity line of business, subsequent increases in this reserve of $3.5 million, and additional growth in this line. In addition, annuity reserves increased $6.7 million due to the introduction of the aforementioned new annuity program with enhanced crediting rates. These increases were partially offset by more favorable mortality experience in the Closed Block and individual variable universal life line of business, as well as decreased interest credited due to cancellations of certain accounts in the group retirement business.

Policy acquisition and other operating expenses increased $31.1 million, or 18.2%, in the nine months ended September 30, 1999. This increase was primarily due to growth in the variable product lines. In addition, other operating expenses relating to trail commissions in the annuity line of business and to Financial Profiles increased $6.5 million and $5.9 million, respectively. Partially offsetting these increases is a $6.0 million decline in policy acquisition expenses resulting from the implementation of an enhanced valuation system for the annuity line of business in the first quarter of 1999. This decline consists of a one-time increase in the deferred acquisition cost asset of $13.5 million, partially offset by increased ongoing deferred acquisition expenses of approximately $7.5 million.

Statutory Premiums and Deposits

The following table sets forth statutory premiums and deposits by product for the Allmerica Financial Services segment.

                                      (Unaudited)          (Unaudited)
                                     Quarter Ended       Nine Months Ended
                                     September 30,         September 30,
(In millions)                      1999       1998       1999       1998
Insurance:
   Traditional life                $   13.8   $    9.8   $   62.5   $   45.5
   Universal life                      21.5        5.5       54.1       19.8
   Variable universal life             45.7       39.2      134.8      115.8
   Individual health                    0.1        0.1        0.2        0.5
   Group variable universal life       13.0       12.1       30.6       23.2
                                    -------    -------    -------    -------
Total Insurance                        94.1       66.7      282.2      204.8
                                    -------    -------    -------    -------
Annuities:
   Separate account annuities         429.9      652.9    1,439.0    2,120.0
   General account annuities          201.5      207.4      663.3      382.5
   Retirement investment accounts       4.0        4.2       13.5       16.4
                                    -------    -------    -------    -------
      Total individual annuities      635.4      864.5    2,115.8    2,518.9

   Group annuities                    107.9      125.3      302.2      402.0
                                    -------    -------    -------    -------
      Total annuities                 743.3      989.8    2,418.0    2,920.9
                                    -------    -------    -------    -------
Total premiums and deposits        $  837.4   $1,056.5   $2,700.2   $3,125.7
                                    =======    =======    =======    =======


Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Total premiums and deposits decreased by $219.1 million, or 20.7%, in the third quarter of 1999. This decrease is due primarily to lower individual and group annuity deposits, partially offset by increased universal and variable universal life insurance premiums. The decrease in individual annuity deposits was caused by a sharp decrease in sales among third party mutual fund advisors within the broker-dealer and financial planner distribution channels. Decreases in sales at three specific advisors are responsible for $220.2 million of the $229.1 million overall contraction within this line. The decrease of $17.4 million in group annuity deposits is due primarily to cancellations of certain accounts within the group retirement business.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

For the nine months ended September 30, 1999, total premiums and deposits decreased $425.5 million, or 13.6 %, to $2,700.2 million. This decrease is due primarily to the aforementioned decline in third party mutual fund advisor sales, which through the nine months ended September 30, 1999, have decreased $421.5 million over the same period in the prior year. In addition, group annuity deposits are down slightly due primarily to cancellations of certain accounts within the group retirement business.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.

                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions)                          1999      1998       1999      1998
Interest margins:
  Net investment income              $  38.7   $  30.2    $ 107.0   $  79.4
  Interest credited                     33.6      23.8       91.7      63.2
                                      ------    ------     ------    ------
    Net interest margin                  5.1       6.4       15.3      16.2
                                      ------    ------     ------    ------

  Other income and expenses:
    External investment advisory
      fees and other income              1.4       1.1        4.4       2.3
    Internal investment advisory
      fees and other income              1.4       1.5        4.9       4.9
    Other operating expenses             2.2       2.1        6.4       6.4
                                      ------    ------     ------    ------
Segment income before taxes          $   5.7   $   6.9    $  18.2   $  17.0
                                      ======    ======     ======    ======

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Income in the Allmerica Asset Management segment is generated by interest margins earned on the Company's GICs and funding agreements, as well as investment advisory fees earned on assets under management. Investment advisory services are provided to affiliates and third parties, such as money market and other fixed income clients. Related fees are based upon asset balances under the Company's management. Segment income before taxes decreased $1.2 million, or 17.4%, to $5.7 million. This decrease is primarily attributable to a one-time $2.6 million mortgage loan equity participation interest received in 1998. In addition, a slight decrease in segment income is attributable to the sale of income producing securities in anticipation of funding agreement withdrawals in the fourth quarter of 1999. Management expects income from the GIC product line to be unfavorably impacted in future periods due to the anticipated funding agreement withdrawals. These decreases were partially offset by increased margins on GICs due to growth in the funding agreement business, as well as increased investment advisory fees resulting from increased assets under management from new and existing money market and other external fixed income fund clients.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Segment income before taxes increased $1.2 million, or 7.1%, to $18.2 million. This increase is primarily attributable to improved interest margins on GICs and to growth in investment advisory fees on assets under management. Excluding the 1998 effect of approximately $3.9 million, relating primarily to the aforementioned mortgage loan equity participation interest and mortgage prepayment fees, interest margins on GICs increased $3.0 million in 1999.
This increase is due to continued sales of funding agreements, partially offset by withdrawals of traditional GICs. Outstanding GIC deposits increased approximately $460.1 million as compared to the prior year. In addition, income from assets under management grew $2.1 million in 1999 as a result of increased business from new and existing money market and other external fixed income fund clients.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions)                          1999      1998       1999      1998
Segment revenues
  Investment and other income        $   1.3   $   3.8    $   4.9   $   9.9

 Interest expense                        3.9       3.8       11.5      11.4
 Other operating expenses               11.1      10.6       36.6      34.1
                                      ------    ------     ------    ------
Segment loss before taxes
  and minority interest              $ (13.7)  $ (10.6)   $ (43.2)  $ (35.6)
                                      ======    ======     ======    ======

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Segment loss before taxes and minority interest increased $3.1 million, or 29.2%, to $13.7 million in the third quarter of 1999 primarily due to a $2.5 million decrease in investment and other income and a $0.5 million increase in other operating expenses. Investment income declined $2.1 million during the third quarter of 1999 due to lower average invested assets. This decline primarily reflects the sale of investments used to fund the Company's stock repurchase program and the transfer of $125.0 million of assets from AFC to FAFLIC as part of a 1999 capital contribution. These decreases were partially offset by assets transferred from the Risk Management segment totaling $125.0 million and $225.0 million in April and May of 1999, respectively.

Interest expense for both periods relates primarily to the interest paid on the Senior Debentures of the Company.

Other operating expenses for the quarter ended September 30, 1999 increased $0.5 million, or 4.7%. This expense category consists primarily of corporate overhead expenses, which reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, Corporate Technology, Corporate Finance, Human Resources and the Legal department. The increase in other operating expenses primarily reflects higher corporate technology and overhead costs.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Segment loss before taxes and minority interest increased $7.6 million, or 21.3%, to $43.2 million for the nine months ended September 30, 1999. Investment and other income decreased $5.0 million in 1999 primarily from lower average invested assets. This decline primarily resulted from the sale of investments used to fund the Company's stock repurchase program and the aforementioned capital contribution to FAFLIC. These decreases were partially offset by the aforementioned transfers of assets from the Risk Management segment.

Interest expense for both periods relates primarily to the interest paid on the Senior Debentures of the Company.

Other operating expenses increased $2.5 million, or 7.3%, primarily due to $3.9 million of higher corporate technology and overhead costs, partially offset by decreased expenses resulting from the Company's exit from certain non-insurance businesses in 1998.

Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its EBS business, its AGU business and its reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. The operating results of the discontinued segment have been reported in the Consolidated Statements of Income as discontinued operations in accordance with APB Opinion No. 30.

Reinsurance Pools
The reinsurance pools business consist primarily of assumed medical stop loss business, the medical and disability portions of workers' compensation risks, small group managed care pools, long-term disability and long-term care pools, student accident and special risk business. During the third quarter of 1998, the Company announced that it ceased writing new premium in the reinsurance pool business, subject to certain contractual obligations. Concurrent with the decision to exit the reinsurance pool business, the Company entered into a reinsurance agreement that cedes current and future underwriting losses, including unfavorable development of prior year reserves, up to a $40.0 million maximum, relating to the reinsurance pool business. As a result of this transaction, the Company recognized a $25.3 million loss in the third quarter of 1998. In the third quarter of 1999, the Company recognized estimated future losses future losses of $46.2 million.

EBS
The EBS business unit provides managed care products and offers group life, medical, dental, and disability insurance to the middle market. On October 6, 1999, the Company entered into an agreement with Great-West Life and Annuity Insurance Company of Denver, which provides for the sale of the Company's EBS business effective March 1, 2000. The sales transaction effectively transfers the business upon renewal subjecting the Company to losses on its existing book during the runoff period. As required by APB Opinion No. 30, the loss from disposal of the discontinued segment includes estimated net proceeds from the aforementioned sale of the Company's EBS business of $26.1 million, as well as an estimated future losses of $15.7 million, expected from the runoff of EBS after the June 30,1999 measurement date. Accordingly, the Company recognized a net gain from disposal of discontinued EBS business of $10.4 million. Net proceeds for the sale of $26.1 million are comprised of the sales price, which is a function of persistency levels at March 1, 2000 and 2001, less estimated costs of sale, including severance, legal, and retirement.

AGU
AGU operates as a Managing Group Underwriting unit offering members of affinity groups medical, life and disability insurance. Estimated future losses expected from runoff are $11.1 million.



The following table summarizes the loss from operations and disposal for the discontinued group life and health insurance business for the periods indicated.

                                        (Unaudited)          (Unaudited)
                                       Quarter Ended       Nine Months Ended
                                       September 30,         September 30,
(In millions)                          1999      1998       1999      1998
Loss from operations of
  discontinued group life and
  health business before
  federal income taxes               $  23.9   $  24.7    $  28.9   $  17.9
Federal income tax benefit              (8.4)     (8.6)     (10.1)     (6.2)
                                      ------    ------     ------    ------
Loss from operations of
  discontinued group life
  and health business, net
  of taxes                              15.5      16.1       18.8      11.7
                                      ------    ------     ------    ------
Loss from disposal of
 discontinued group life and
 health business before
 federal income taxes                   46.9       0.0       46.9       0.0
Federal income tax benefit             (16.4)      0.0      (16.4)      0.0
                                      ------    ------     ------    ------
Loss income from disposal of
  discontinued group life
  and health business, net
  of taxes                              30.5       0.0       30.5       0.0
                                      ------    ------     ------    ------
Net loss from discontinued
  segment                            $  46.0   $  16.1    $  49.3   $  11.7
                                      ======    ======     ======    ======


Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

The $23.9 million loss from operations for the quarter ended September 30, 1999 results from additional reserves provided for accident claims related to prior years. The loss from operations for the quarter ended September 30, 1998 reflects primarily the $25.3 million loss recognized from the aforementioned reinsurance agreement.

As required by APB Opinion No. 30, the loss from disposal of the discontinued segment includes estimated proceeds from the aforementioned sale of the Company's EBS business, as well as an estimate of future losses expected from the runoff of the discontinued operations after the June 30, 1999 measurement date. Accordingly, the Company recognized a loss from disposal of its group life and health business of $46.9 million, which is comprised of the following (in millions):

       Proceeds from sale                        $     26.1
       Losses expected from runoff:
           EBS                                        (15.7)
           Reinsurance pools                          (46.2)
           AGU                                        (11.1)
                                                  ---------
                                                 $    (46.9)
                                                  =========

The provision for anticipated future losses on the runoff of discontinued operations was established based on estimates of cash flows from the assets supporting the discontinued products offset by estimates of cash flows expected to meet the obligations of outstanding contracts and estimates of cash flows expected to meet operational funding requirements. To the extent that actual future losses differ from these estimates, the Company's reported results from the disposal of the discontinued segment would be affected. The Company believes the provision established appropriately reflects future results. However, due to the inherent volatility in this segment, and to its history of increased losses there can be no assurance that current reserves are adequate and future losses will not arise.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The $28.9 million loss from operations for the nine months ended September
30, 1999 results primarily from the aforementioned additional reserves provided for accident claims related to prior years. The loss from operations for the nine months ended September 30, 1998 of $17.9 million, reflects primarily the $25.3 million loss recognized from the aforementioned reinsurance agreement.


Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:

                          September 30, 1999<FN1>      December 31, 1998<FN1>
                         Carrying    % of Total       Carrying    % of Total
(Dollars in millions)     Value    Carrying Value      Value    Carrying Value
Fixed maturities<FN2>   $ 7,671.9       76.7%        $ 8,195.0       79.0%
Equity securities<FN2>      100.9        1.0             397.1        3.8
Mortgages                   683.9        6.8             698.3        6.7
Policy loans                367.9        3.7             365.2        3.5
Cash and cash equivalents   999.7       10.0             559.7        5.4
Real estate and other
  invested assets           180.0        1.8             163.1        1.6
                         --------------------         --------------------
    Total               $10,004.3      100.0%        $10,378.4      100.0%
                         ====================         ====================

<FN1>  Includes Closed Block invested assets with a carrying value of $739.3 million and $770.5 million at September 30, 1999 and December 31, 1998, respectively.
<FN2>  The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets decreased $374.1 million, or 3.6%, to $10.0 billion during the first nine months of 1999. This decrease resulted primarily from decreased fixed maturities of $523.1 million and equity securities of $296.2 million, partially offset by an increase of $440.0 million of cash and cash equivalents. The change in fixed maturities is principally due to new funding agreement deposits which are more than offset by sales of assets in anticipation of funding agreement redemptions, sales used for the repurchase of AFC common stock under the stock repurchase program and a shift in assets from the general to the separate accounts. In January 1999, sales of equity securities resulted in proceeds of $310.0 million and realized gains of $116.0 million. Proceeds from the equity securities were used, in part, to repay the loan used to fund the acquisition of minority interest of Citizens Corporation. In addition, cash and cash equivalents increased $440.0 million in anticipation of the aforementioned funding agreement redemptions.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 84.5% and 84.7% of the Company's total fixed maturity portfolio at September 30, 1999 and December 31, 1998, respectively. The average yield on debt securities was 7.2% and 7.3% for the nine months ended September 30, 1999 and 1998, respectively. Although management expects that a substantial portion of new funds will be invested in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

The following table illustrates the asset valuation allowance and additions to or deductions from such allowance for the periods indicated.


(Dollars in millions)                               Mortgages
Year Ended December 31, 1998
  Beginning balance                                 $   20.7
  Benefit                                               (6.8)
  Write-offs<FN1>                                       (2.4)
                                                     -------
    Ending balance                                  $   11.5

Valuation allowance as a percentage
  of carrying value before reserves                      1.6 %

Nine months ended September 30, 1999
  Provision                                             (0.5)
  Write-offs<FN1>                                       (0.1)
                                                     -------
    Ending balance                                  $   10.9
                                                     =======

Valuation allowance as a percentage
  of carrying value before reserves                      1.6 %

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

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Provision for federal income taxes before minority interest and discontinued operations was $14.4 million during the third quarter of 1999 compared to a benefit of $0.3 million during the same period in 1998. The provision and benefit resulted in consolidated effective federal tax rates of 18.6% and (0.9%), respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 25.0% and 40.0% during the third quarter of 1999 and 1998, respectively. The effective tax rates for Allmerica P&C and its subsidiaries were 12.7% and 12.3% during the third quarter of 1999 and 1998, respectively. The tax rate for AFLIAC and FAFLIC and its non-insurance subsidiaries for 1999 primarily reflects a change in the reserves for prior years tax liabilities. In 1998, a tax benefit from AFLIAC and FAFLIC and its non-insurance subsidiaries resulted from a net loss primarily related to the Company's sales practice litigation expense. The increase in the rate for the Allmerica P&C subsidiaries is primarily the result of a decrease in the proportion of tax exempt income to pre-tax income.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The provision for federal income taxes before minority interest and discontinued operations was $84.1 million during the first nine months of 1999 compared to $39.9 million during the same period in 1998. These provisions resulted in consolidated effective federal tax rates of 22.6% and 19.0%, respectively. The effective tax rates for AFLIAC and FAFLIC and its non-insurance subsidiaries were 26.0% and 30.3% during the first nine months of 1999 and 1998, respectively. The effective tax rates for Allmerica P&C and its subsidiaries were 20.3% and 11.8% during the first nine months of 1999 and 1998, respectively. The 1999 tax rate for AFLIAC and FAFLIC and its non-insurance subsidiaries primarily reflects a change in the reserves for prior years tax liabilities, whereas the 1998 tax rate primarily reflects lower pre-tax income due to the aforementioned sales practice litigation expense. The increase in the rate for the Allmerica P&C subsidiaries is primarily the result of a larger proportion of pre-tax income from realized capital gains in 1999, as well as improved underwriting results.

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

During 1999, AFC received $350.0 million in extraordinary dividends from its property and casualty businesses. These funds were principally used to repurchase $250.2 million of AFC common stock and pay $39.9 million of interest expense on the Senior Debentures and Capital Securities. Any additional dividends from the property and casualty insurance companies to AFC prior to April 2000 would require regulatory approval. During the third quarter of 1999, the Company used the remaining funds from the aforementioned dividends, as well as proceeds from sales of AFC holding Company investments, to fund a $125.0 million capital contribution from AFC to FAFLIC. As of July 1, 1999, FAFLIC's ownership of Allmerica P&C, as well as several non-insurance subsidiaries, were transferred from FAFLIC to AFC. Under an agreement with the Commonwealth of Massachusetts Insurance Commissioner ("the Commissioner"), AFC contributed the aforementioned $125.0 million and agreed to maintain FAFLIC's statutory surplus at specified levels during the following six years. Future capital contributions from AFC to FAFLIC may be required. In addition, any dividend from FAFLIC to AFC during the remainder of 1999 and the years 2000 and 2001 would require the prior approval of the Commissioner.

During the first nine months of 1998, Hanover and FAFLIC declared dividends to AFC of $125.0 million and $50.0 million, respectively. These funds were transferred to the holding company in anticipation of the fourth quarter 1998 acquisition of the minority interest of Citizens and were temporarily invested in short-term securities. In addition, AFC paid $39.9 million of interest expense during the first nine months of 1998 on the Senior Debentures and Capital Securities.

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

Net cash provided by operating activities was $15.3 million during the first nine months of 1999, as compared to $7.1 million for the same period of 1998. The increase in 1999 primarily resulted from the timing of recoveries of reinsurance related to the universal life and variable universal life reinsurance agreement, partially offset by a change in timing of reinsurance payments relating to the property and casualty segment.

Net cash provided by investing activities increased $1,056.3 million to $496.6 million during the first nine months of 1999, as compared to cash used in investing activities of $559.7 for the same period of 1998. This change is primarily due to $215.2 million in net sales and maturities of available-for-sale securities in 1999 as compared to net purchases of $657.1 million during 1998. In addition, net sales of equity securities increased approximately $188.4 million in 1999.

Net cash used in financing activities was $71.9 million during the first nine months of 1999, as compared to cash provided by financing activities of $726.7 million during the same period in 1998. During 1999, the Company experienced a reduction of $357.3 million in net deposits for funding agreements as compared to the first nine months of 1998. Also during 1999, the Company repurchased AFC common stock with an aggregate cost of $250.2 million. In addition, cash was used to repay $150.0 million in short term debt used to finance the acquisition of the minority interest of Citizens Corporation.

AFC has sufficient funds at the holding company or available through dividends from FAFLIC and Allmerica P&C, or through available credit facilities to meet its obligations to pay interest on the Senior Debentures, Capital Securities and dividends, when and if declared by the Board of Directors, on the common stock. Whether the Company will pay dividends in the future depends upon the costs of administering a dividend program as compared to the benefits conferred, and upon the earnings and financial condition of AFC. On July 27, 1999, the Board of Directors declared an annual dividend of $0.25 per share on the issued and outstanding common stock of the Company, payable November 15, 1999 to shareholders of record at the close of business November 1, 1999.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. AFC has $150.0 million available under a committed syndicated credit agreement which expires on May 28, 2000. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. At September 30, 1999, no amounts were outstanding under this agreement. The Company had $43.8 million of commercial paper borrowings outstanding at September 30, 1999.

Contingencies

In July 1997, a lawsuit on behalf of a putative class was instituted in Louisiana against AFC and certain of its subsidiaries by individual plaintiffs alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In October 1997, the plaintiffs voluntarily dismissed the Louisiana suit and filed a substantially similar action in Federal District Court in Worcester, Massachusetts. In early November 1998, the Company and the plaintiffs entered into a settlement agreement. The court granted preliminary approval of the settlement on December 4, 1998. On May 19, 1999, the court issued an order certifying the class for settlement purposes and granting final approval of the settlement agreement. AFC recognized a $31.0 million pre-tax expense during the third quarter of 1998 related to this litigation. Although the Company believes that this expense reflects appropriate recognition of its obligation under the settlement, this estimate assumes the availability of insurance coverage for certain claims, and the estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers, and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

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

The cost of the Year 2000 project will be expensed as incurred and is being funded primarily through a reallocation of resources from discretionary projects and a reduction in systems maintenance and support costs. Therefore, the Year 2000 project is not expected to result in any significant incremental technology cost, except as described above, and is not expected to have a material effect on the results of operations. The Company has incurred and expensed approximately $61 million related to the assessment plan development and substantial completion of the Year 2000 project, through September 30, 1999. The total remaining cost of the project is estimated at between $10-15 million.

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

External Partners

The Company has tested and verified that 99% of its electronic interfaces will process year 2000 dates correctly. Ninety-seven percent of the property and casualty agents have confirmed that they are capable of properly processing year 2000 dates. In addition, the Company has verified, through a process that included, where appropriate, testing, written disclosure and personal contact, that 94% of its non-electronic partners are capable of properly processing year 2000 dates. Most external partners have informed the Company that they expect to be compliant. The Company expects full compliance of external partners in the fourth quarter of 1999, however, external partner compliance is not under the Company's control. As such, the Company has initiated a proactive program to track these remaining external partners. Action plans are under development for those external partners not verified as ready.

In partnership with an outside consulting firm, the Company has completed an enterprise-wide Year 2000 business risk identification and assessment. The Continuity of Operations Plan (COOP) requirements have been identified for all business units of the Company and applicable plans are currently being developed. These plans will contain immediate steps needed to keep business functions operating while unforeseen Year 2000 issues are being addressed. They outline responses to situations that may affect critical business functions and also provide triage guidance, a documented order of actions to respond to problems. During the triage process, business priorities are established and "Critical Points of Failure" are identified as having a significant impact on the business. The Company's contingency plans along with specialized Rapid Response Teams are designed to keep business unit operations functioning in the event of a failure or delay due to year 2000 record format and date calculation changes. As of September 30, 1999, 96% of the Company's contingency plans are complete. The Company expects the remainder will be completed during the fourth quarter of 1999. Contingency planning will utilize approximately 15% of the Company's Year 2000 resources in 1999.

The remaining 75% of the Company's Year 2000 resources will be utilized to address on-going compliance issues. These include periodic reviews of applications, implementation of system control guidelines which includes procedures to limit the amount of change introduced to its production and infrastructure systems environment, installation and testing of new hardware and software packages, testing new software maintenance and testing internally developed software.

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

Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as
Exhibit 99-2 to the Company's June 30, 1999 Form 10-Q.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance and annuity products; as well as continued compliance with state and federal regulations; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiations at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching;
(xii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's, A.M. Best, and Duff & Phelps; (xiv) lower appreciation on and decline in value of managed investments, resulting in reduced variable products, assets and related fees;
(xv) possible claims relating to sales practices for insurance products; (xvi) uncertainty related to the Year 2000 issue; (xvii) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts; (xviii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products;
(xix) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets; and (xx) losses resulting from the Company's participation in certain reinsurance pools.

                          PART II - OTHER INFORMATION
                   ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K


(a)     Exhibits

           EX - 27        Financial Data Schedule


(b)     Reports on Form 8K

On July 29, 1999, Allmerica Financial Corporation announced its financial results for second quarter 1999 and its intent to exit its group life and health insurance business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Allmerica Financial Corporation
                                  Registrant



Dated    November 12, 1999
                                        /s/ John F. O'Brien
                                        -------------------------------------
                                        John F. O'Brien
                                        President and Chief Executive Officer

Dated   November 12, 1999
                                        /s/ Edward J. Parry III
                                        -------------------------------------
                                        Edward J. Parry III
                                        Vice President, Chief Financial
                                          Officer, and Treasurer


Page38

                                  EXHIBIT INDEX


Exhibit Number         Exhibit

27                     Financial Data Schedule