Form 10-K
period 1999-12-31
ALLMERICA FINANCIAL CORP
filed 2000-03-30
CIK 944695

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

  For the fiscal year ended: December 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sales price of March 22, 2000 the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant was $2,477,327,537.

  The number of shares outstanding of the registrant's common stock, $.01 par value, was 53,545,299 shares outstanding as of March 22, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Allmerica Financial Corporation's Annual Report to Shareholders for 1999 are incorporated by reference in Parts I, II, and IV. Portions of Allmerica Financial Corporation's Proxy Statement of Annual Meeting of Shareholders to be held May 16, 2000 are incorporated by reference in Part III.

                Total number of pages, including cover page: 45

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

                                    ITEM I

                                   BUSINESS

Organization

  Allmerica Financial Corporation ("AFC" or the "Company") is a non-insurance holding company organized as a Delaware corporation in 1995. The consolidated financial statements of AFC include the accounts of AFC; First Allmerica Financial Life Insurance Company ("FAFLIC"); its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"); Allmerica Asset Management, Inc. ("AAM", a wholly-owned non-insurance subsidiary of AFC); Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance subsidiary of AAM); The Hanover Insurance Company ("Hanover", a wholly-owned subsidiary of Allmerica P&C); Citizens Corporation (a wholly-owned non-insurance subsidiary of Hanover); and Citizens Insurance Company of America ("Citizens", a wholly-owned subsidiary of Citizens Corporation).

  During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During the third quarter of 1998, the Company ceased writing new premium in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

  Information with respect to the Company's discontinued operations is included in "Discontinued Operations" on pages 35-36 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 on page 58 of the Notes to the Consolidated Financial Statements included in the 1999 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

Financial Information About Operating Segments

  The Company offers financial products and services in two major areas: Risk Management and Asset Accumulation. Within these broad areas, the Company conducts business principally in three operating segments. These segments are Risk Management, Allmerica Financial Services, and Allmerica Asset Management. In addition to the three operating segments, the Company also has a Corporate segment, which consists primarily of cash, investments, Corporate debt and Capital Securities.

  Information with respect to each of the Company's segments is included in "Results of Operations" on pages 22-35 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 16 on pages 73-75 of the Notes to the Consolidated Financial Statements included in the 1999 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

Description of Business by Segment

  Following is a discussion of each of the Company's operating segments.

Risk Management

 General

  The Company's Risk Management segment consists primarily of its property and casualty operations, which are generated through The Hanover Insurance Company and Citizens Insurance Company of America. For the year ended December 31, 1999, the Risk Management segment accounted for approximately $2,189.4 million, or 71.7%, of consolidated segment revenues and approximately $199.6 million, or 54.0%, of consolidated segment income before taxes and minority interest. The Company primarily underwrites personal and commercial property and casualty insurance through regional specialized distribution channels utilizing the Company's independent agent network primarily in the Northeast, Midwest and Southeast United States. The Allmerica Voluntary Benefits distribution channel focuses on worksite distribution, offering discounted property and casualty products through employer sponsored programs, and affinity group property and casualty business. Special niche property and casualty products in selected markets are offered through the Allmerica Specialty distribution channel. The Company, in its Risk Management segment, continues to have a strong regional focus and places heavy emphasis on underwriting profitability and loss reserve adequacy. As of December 31, 1998, according to A.M. Best, the Risk Management segment of AFC ranks as the 25th largest property and casualty insurance group in the United States based on net premiums written.

  The Company strives to maintain a clear focus on the core disciplines of underwriting, pricing, claims adjusting, marketing and sales. In particular, the Risk Management segment seeks to achieve and maintain underwriting profitability in each of its major product lines. The Company's overall strategy is to improve profitability through operating efficiencies and to pursue measured growth in profitable markets.

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

  In 1999, the Risk Management segment completed efforts to consolidate processing centers from 14 regional branches to 3 regional business centers. These regional business centers are located in Atlanta, Georgia; Howell, Michigan; and Worcester, Massachusetts. The Company will continue to maintain its local market presence through branch sales and underwriting offices located throughout the country. In addition to the consolidation of offices, the Risk Management segment began deploying imaging and workflow technology in the business centers which are expected to provide greater efficiencies and enable expense reductions. This technology allows the field agents direct access to underwriting documentation and policy information, which management believes will result in increased service levels and reduced policy quote-to-issue cycle time. In addition, the Company continues to expand its use of agency-Company interface technology, which enables agents to electronically submit personal lines policies for review and rating by the Company. The Company believes that these investments in technology will result in capacity for enhanced customer service by reducing the time required to approve and make policies effective.

 Lines of Business

  The Company underwrites personal and commercial property and casualty insurance coverage. The personal lines principally include personal automobile and homeowners' coverage. The commercial lines principally include workers' compensation, commercial automobile and commercial multiple peril coverage.

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

 Customers, Marketing and Distribution

  The Company is licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia. As of December 31, 1999, approximately 39% of AFC's property and casualty written premium is generated in the state of Michigan. The Company's other primary markets include Massachusetts, New York, New Jersey, Maine and Indiana.

  The Company markets property and casualty products through its regional distribution channels: Hanover North, Hanover South, and Citizens Midwest. The Company also markets employer and group sponsored property and casualty products through the Allmerica Voluntary Benefits distribution channel. Additionally, the Company sells special niche property and casualty products through the Allmerica Specialty distribution channel.

  The regional distribution channels predominantly market property and casualty insurance products through more than 2,500 independent insurance agencies and seek to establish long-term relationships with larger, well-established agencies. In selecting agencies for new appointments, the Company considers the following criteria: a record of profitability and financial stability, an experienced and professional staff, a marketing plan for future growth and a succession plan for management. Once appointed, each agency's performance is carefully monitored.

  Independent agents provide specialized knowledge of property and casualty products, local market conditions and targeted customer characteristics. Since the Company offers property and casualty insurance products predominately through independent agents, fostering a close, supportive relationship with each agency is critical to the continued growth of the business. The Company, in the Risk Management segment, compensates agents based on profitability, in addition to regular commission. This practice motivates its agents to write policies for customers with above-average profit characteristics. By offering its independent agents a consistent source of products demanded by the agents' customers, the Company believes that an increasing number of its agents will rely on it as their principal supplier of insurance products. The Risk Management segment sponsors an Agents Advisory Council as a forum to enhance relationships between AFC and its agents. The Council seeks to work together with the Company to provide products and services that help clients better manage the risks they face and to coordinate marketing efforts, support implementation of the Company's strategies, and enhance local market presence. In Michigan, the Company's position as a principal provider with many of its agencies is evidenced by its high average premiums written per agency of approximately $1.4 million in 1999.

  Over the past few years, the Company has begun to exploit the benefits of worksite marketing as a distribution channel for personal property and casualty lines through its Allmerica Voluntary Benefits channel. This distribution channel offers discounted insurance products that are individually written to employees and members of organizations which have established a marketing agreement with the Company, as well as franchise programs that are tailored for members of associations and organizations, including programs for senior citizens. For instance, the Company has developed and marketed groups in both the personal and commercial segments that are tailored for members of associations, financial institutions and employers in Michigan, Indiana and Ohio. The organizations may choose to make the programs available to their members or employees based on an evaluation of rates, service and regulation, but each risk is individually underwritten and each customer is issued a separate policy. Associations and organizations receive no payment for making franchise programs available to their members or employees. As of December 31, 1999, approximately $413.0 million of written premiums in the Voluntary Benefits distribution channel related to the Midwest, accounting for over 40% of the Company's total property and casualty premium volume in the region. Management believes that advantages of competitive pricing, effective consumer awareness campaigns targeted at sponsoring organizations, the convenience of payroll deducted premiums and word of mouth advertising will contribute to the effectiveness of worksite and affinity sales through this channel, as well as provide for lower distribution expenses. The Company, through the Risk Management segment, is also exploring sales through banks and electronic commerce. Additionally, the Company expects to be well positioned to integrate other insurance products offered by its other subsidiaries in order to maximize corporate worksite marketing relationships.

  AFC pursues measured growth in existing markets through local management operations that apply extensive knowledge of markets to offer competitive products and services as well as through the establishment of long-term relationships with larger, well-established agencies. The Company believes that the selection of markets in which to pursue profitable growth is dependent upon maintaining its local market presence to enhance underwriting results and identify favorable markets. Although its administrative functions are centralized in its headquarters, the Company is committed to maintaining the local market presence afforded by its seventeen branch sales and underwriting offices. These offices provide knowledge of local regulatory and competitive conditions, and have developed close relationships with the independent agents.

  During 1999, AFC introduced a new businessowner policy ("BOP") product called the Dimension 2000+ Businessowner Policy, which is designed to replace the traditional BOP product for certain classes of customers. This new product is targeted toward small business, providing broadened coverage and enabling ease of conducting business. Dimension 2000+ utilizes a point-of-sale system providing full quote-to-issue capabilities, which create efficiencies in processing. The product is scheduled for full deployment in 2000.

  The Company, in the Risk Management segment, is not dependent upon a single customer or a few customers, for which the loss of any one or more would have an adverse effect upon the segment's insurance operations.

 Residual Markets and Pooling Arrangements

  As a condition of its license to do business in various states, the Company is required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will write them voluntarily. The Company's participation in such shared markets or pooling mechanisms is generally proportional to the Risk Management segment's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. The Company incurred an underwriting loss from participation in such mechanisms, mandatory pools and underwriting associations of $13.7 million, $11.6 million and $12.9 million in 1999, 1998 and 1997, respectively, relating primarily to coverages for personal and commercial automobile, personal and commercial property, and workers' compensation. The increase in the underwriting loss since 1998 is primarily related to Hanover's participation in the Massachusetts Commonwealth Automobile Reinsurers ("CAR") pool which is consistent with an increase in the participation ratio and higher actual loss activity experienced in the overall Massachusetts automobile market.

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

  A type of reinsurance mechanism that exists in New Jersey, The New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF"), covers no-fault first party medical losses of retentions in excess of $75,000 up to $175,000. All automobile insurers in this state are required to participate in the reinsurance mechanism. Insurers are reimbursed for their covered losses in excess of the threshold. Funding for this fund comes from assessments against automobile insurers based upon their proportionate market share of the state's automobile liability insurance market. The NJUCJF currently has an unfunded liability for future payment years. It calculates assessments against insurers on the basis of a two-year cash flow analysis.

  As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to the Massachusetts Commonwealth Automobile Reinsurers ("CAR"). Net premiums earned and losses and loss adjustment expenses ("LAE") ceded to CAR were $42.8 million and $42.6 million in 1999, $34.3 million and $38.1 million in 1998, and $32.3 million and $28.2 million in 1997. At December 31, 1999, CAR represented 10% or more of the Company's reinsurance business.

  The Company ceded to the Michigan Catastrophic Claims Association ("MCCA") premiums earned and losses and loss adjustment expenses of $3.7 million and $75.3 million in 1999, $3.7 million and $18.0 million in 1998, and $9.8 million and $(0.8) million in 1997. At December 31, 1999, the MCCA represented 10% or more of the Company's reinsurance business.

  On June 2, 1998, the Company recorded a $124.2 million one-time reduction of direct and ceded written premiums as a result of a return of excess surplus from the MCCA. This transaction is not reflected in the ceded premium and loss amounts above and had no impact on the total net premiums recorded by the Company in 1998.

  At December 31, 1999 and 1998, the Company, in the Risk Management segment, had reinsurance recoverable on paid and unpaid losses from CAR of $44.6 million and $41.0 million, respectively, and from MCCA of $285.6 million and $250.4 million, respectively. Management believes that in the current regulatory climate, the Company, in the Risk Management segment, is unlikely to incur any material loss or become unable to pay claims as a result of nonpayment of amounts owed to it by CAR, because CAR is a mandated pool supported by all insurance companies licensed to write automobile insurance in the Commonwealth of Massachusetts. In addition, with respect to MCCA (i) it is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, (iii) all amounts owed to the Company by the MCCA have been paid when due, and (iv) the MCCA is supported by assessments permitted by statute.

  Reference is made to Note 18 on pages 75 and 76 and Note 22 on page 78 of the Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

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

  Other Mechanisms

  The principal shared market mechanisms for property insurance are the Fair Access to Insurance Requirements Plans ("FAIR Plans"), the formation of which was required by the federal government as a condition to an insurer's ability to obtain federal riot reinsurance coverage following the riots and civil disorder that occurred during the 1960's. These plans, created as mechanisms similar to automobile assigned risk plans, were designed to increase the availability of property insurance in urban areas. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The individual state FAIR Plans are created pursuant to statute or regulation. The property shared market mechanisms provide basic fire insurance and extended coverage protection for dwellings and certain commercial properties that could not be insured in the voluntary market. A few states also include a basic homeowners form of coverage in their shared market mechanism. Approximately 30 states have FAIR Plans including Massachusetts, New York and New Jersey.

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

 Competition

  The property and casualty industry is highly competitive among national agency companies, direct writers, and regional and local insurers on the basis of both price and service. National agency companies sell insurance through independent agents and usually concentrate on commercial lines of property and casualty insurance. Direct writers, including those with exclusive agent representation, dominate the personal lines of property and casualty insurance and operate on a national, regional or single state basis. Regional and local companies sell through independent agents in one or several states in the same region and usually compete in both personal and commercial lines. The Company, through its regional distribution channels, markets through independent agents and, therefore, competes with other independent agency companies for business in each of the agencies representing them.

  In Massachusetts, the Company faces competition in personal lines primarily from direct writers and regional and local companies. In its commercial lines, the Company faces competition primarily from national agency companies and regional and local companies. Due to the number of companies in AFC's principal property and casualty insurance marketplace, management believes that its emphasis on maintaining a local presence in its markets, through the use of the regional distribution channels, coupled with investments in operating and client technologies, will enable it to compete effectively.

  During the past few years, the competitive environment in Massachusetts has increased substantially. Approximately 22% of AFC's personal automobile business is written in this state. Effective for both January 1, 2000 and January 1, 1999, Massachusetts's personal automobile rates increased 0.7% as mandated by the Massachusetts Division of Insurance. Effective January 1, 1998, Massachusetts's personal automobile rates decreased 4.0% as mandated by the Massachusetts Division of Insurance. The Massachusetts Division of Insurance allows for sponsoring organizations to receive discounts on their auto insurance premiums. Currently, the Company offers more than 150 group programs throughout the state, including a large group plan in the state with approximately 425,000 eligible members. In 1999, the Company offered a 7% discount on automobile insurance for its safest drivers. In 2000, the discount for safe drivers will be 6%. As a result, policyholders have the ability to reduce their insurance premiums by approximately 10% by combining "safe driver" and "group" discounts. Management has implemented these discounts in an effort to retain the Risk Management segment's market share in Massachusetts. These discounts, together with any future mandated rate decreases, may unfavorably impact premium growth in Massachusetts.

  In Michigan, the Company competes in personal lines with a number of national direct writers and regional and local companies. According to A.M. Best, as of December 31, 1998, the Company is the largest writer of property and casualty insurance in Michigan through independent agents based upon direct written premiums. Almost half of the Company's Michigan business is in the personal automobile line. In Michigan personal lines, AFC ranked fourth with 8% of the market. AFC's principal personal lines competition is from Auto Club of Michigan and State Farm Group. The personal lines market has seen intense competition in recent years, with many of the Company's competitors committing to market share growth resulting in pricing competition in the automobile and homeowners lines. During 1999, the Company's reduced auto rates by approximately 11% as a result of this competitive environment.

  In Michigan, AFC's commercial lines competition is principally from national agency companies, and regional and local companies. AFC is the largest commercial lines writer in Michigan with 7% of the market share. The commercial industry has been in a profitability downturn over the past several years primarily due to price competition. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of capacity in the industry. The current commercial lines market is extremely competitive due to the increasing number of competitors, which continues to cause lower prices. This highly competitive commercial lines market has constrained the Risk Management segment's growth in commercial lines premium as a result of AFC's commitment to and focus on underwriting profitability, and a refusal to write business at prices the Company views as inadequate. In Michigan, the Company's workers' compensation line is the largest commercial line in terms of premiums written. Over the past few years, competition has caused the Company to reduce workers' compensation rates five times; 6.4%, 8.7%, 1.9%, 3.3%, and 3.3% effective June 1, 1996, March 1, 1997, January 1,
1998, July 1, 1998, and February 1, 1999, respectively.

  Because there is no one dominant competitor in any of the markets in which the Risk Management segment competes, management believes there is opportunity for future growth.

 Underwriting

  Pricing

  The manner in which the Company prices products takes into consideration the expected frequency and severity of losses, the costs of providing the necessary coverage (including the cost of administering policy benefits, sales and other administrative and overhead costs) and a margin for profit.

  The Company, in the Risk Management segment, seeks to achieve a target combined ratio in each of its product lines regardless of market conditions. This strategy will better enable the Company to achieve measured growth and consistent profitability on a continuing basis. The Company concentrates on its established major product lines, and accordingly, does not typically pursue the development of products with relatively unpredictable risk profiles. In addition, the Company utilizes its extensive knowledge of local markets, including knowledge of regulatory requirements, to achieve superior underwriting results. AFC relies on information provided by its local agents and on the knowledge of its staff in the local branch offices. Since the Risk Management segment maintains a strong regional focus and a significant market share in a number of states, the Company can apply its extensive knowledge and experience in making underwriting and rate setting decisions.

  Claims

  The Company employs experienced claims adjusters, appraisers, medical specialists, managers and attorneys in order to manage its claims. The Company, in the Risk Management segment, has field claims adjusters strategically located throughout its operating territories. All claims staff members work closely with the agents to settle claims rapidly and cost-effectively.

  Claims office adjusting staff are supported by general adjusters on large property losses, automobile and heavy equipment damage appraisers on automobile material damage losses and medical specialists whose principal concentration is in workers' compensation and no-fault automobile injury cases. In addition, the claims offices are supported by staff attorneys who specialize in litigation defense and claim settlements. The Risk Management segment also has special units which investigate suspected insurance fraud and abuse.

  The Company, in the Risk Management segment, utilizes claims processing technology which allows smaller and more routine claims to be processed at centralized locations. Approximately 70% of the Company's personal lines claims are currently being processed at these locations, which has helped to increase efficiency and reduce operating costs.

  The Risk Management segment has a program under which participating agents have settlement authority for many property loss claims. Based upon the program's experience, the Company believes that this program contributes to lower LAE experience and to higher customer satisfaction ratings by permitting the early and direct settlement of these small claims. Approximately 30.0% of the number of total paid claims reported to the Midwest distribution channel during 1999, 1998 and 1997, were settled under this program.

  Property and casualty insurers are subject to claims arising out of catastrophes which may have a significant impact on their results of operations and financial condition. The Risk Management segment may experience catastrophe losses in the future which could have a material adverse impact on the Company. Catastrophes can be caused by various events including hurricanes, earthquakes, tornadoes, wind, hail, fires and explosions, and the incidence and severity of catastrophes are inherently unpredictable. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and business property insurance have in the past generated the vast majority of catastrophe-related claims.

 Reserve for Unpaid Losses and Loss Adjustment Expenses

  Reference is made to "Reserve for Losses and Loss Adjustment Expenses" on pages 30 and 31 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1999 Annual Report to Shareholders, which is incorporated herein by reference.

  The Company's actuaries, in the Risk Management segment, review the reserves each quarter and certify the reserves annually as required for statutory filings. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE.

  The Risk Management segment regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information,
(iii) historical loss experience of the Risk Management segment and the industry, (iv) the relatively short-term nature of most policies and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

  The Company, in the Risk Management segment, does not use discounting techniques in establishing reserves for losses and LAE, nor has it participated in any loss portfolio transfers or other similar transactions.

  The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities ("Statutory Reserve") to reserves determined in accordance with generally accepted accounting principles ("GAAP Reserve") at December 31, as follows:

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (In millions)
   Statutory reserve for losses and LAE.......... $1,926.6  $2,011.7  $2,047.2
   GAAP adjustments:
     Reinsurance recoverable on unpaid losses....    694.2     591.7     576.7
     Other(*)....................................     (2.1)     (6.1)     (8.5)
                                                  --------  --------  --------
   GAAP reserve for losses and LAE............... $2,618.7  $2,597.3  $2,615.4
                                                  ========  ========  ========

--------
(*) Primarily represents other statutory liabilities reclassified as loss adjustment expense reserves for GAAP reporting and purchase accounting adjustments.

 Analysis of Losses and Loss Adjustment Expenses Reserve Development

  The following table sets forth the development of net reserves for unpaid losses and LAE from 1989 through 1999 for the Company.

                                                       Year ended December 31,
                  ---------------------------------------------------------------------------------------------------
                    1999     1998     1997     1996     1995     1994     1993     1992     1991     1990      1989
                  -------- -------- -------- -------- -------- -------- -------- -------- -------- --------  --------
                                                            (In, millions)
Net reserve for
 losses and
 LAE(1).........  $1,924.5 $2,005.5 $2,038.7 $2,117.2 $2,132.5 $2,109.3 $2,019.6 $1,936.9 $1,772.4 $1,550.6  $1,326.3
Cumulative
 amount paid as
 of(2):
One year later..       --     638.0    643.0    732.1    627.6    614.3    566.9    564.3    569.0    561.5     521.1
Two years
 later..........       --       --     967.4  1,054.3  1,008.3    940.7    884.4    862.7    888.0    874.5     820.2
Three years
 later..........       --       --       --   1,235.0  1,217.8  1,172.8  1,078.1  1,068.4  1,077.1  1,074.3   1,009.3
Four years
 later..........       --       --       --       --   1,325.9  1,300.4  1,210.9  1,184.1  1,207.1  1,186.4   1,130.1
Five years
 later..........       --       --       --       --       --   1,369.9  1,289.5  1,267.5  1,279.4  1,265.4   1,192.7
Six years
 later..........       --       --       --       --       --       --   1,353.3  1,323.1  1,337.2  1,314.2   1,240.9
Seven years
 later..........       --       --       --       --       --       --       --   1,355.8  1,377.3  1,355.3   1,271.4
Eight years
 later..........       --       --       --       --       --       --       --       --   1,404.1  1,385.9   1,301.6
Nine years
 later..........       --       --       --       --       --       --       --       --       --   1,409.2   1,324.0
Ten years
 later..........       --       --       --       --       --       --       --       --       --       --    1,343.4
Net reserve re-
 estimated as
 of(3):
End of year.....   1,924.5  2,005.5  2,038.7  2,117.2  2,132.5  2,109.3  2,019.6  1,936.9  1,772.4  1,550.6   1,326.3
One year later..       --   1,822.1  1,911.5  1,989.3  1,991.1  1,971.7  1,891.5  1,868.1  1,755.0  1,601.5   1,412.4
Two years
 later..........       --       --   1,796.8  1,902.8  1,874.3  1,859.4  1,767.4  1,762.8  1,717.7  1,601.9   1,449.0
Three years
 later..........       --       --       --   1,832.5  1,826.8  1,780.3  1,691.5  1,703.3  1,670.8  1,614.3   1,471.7
Four years
 later..........       --       --       --       --   1,780.7  1,766.2  1,676.3  1,658.9  1,654.1  1,597.6   1,484.7
Five years
 later..........       --       --       --       --       --   1,735.6  1,653.7  1,637.3  1,634.6  1,594.3   1,482.3
Six years
 later..........       --       --       --       --       --       --   1,630.3  1,650.5  1,630.6  1,588.7   1,486.9
Seven years
 later..........       --       --       --       --       --       --       --   1,627.2  1,644.2  1,593.1   1,488.4
Eight years
 later..........       --       --       --       --       --       --       --       --   1,626.1  1,621.9   1,552.1
Nine years
 later..........       --       --       --       --       --       --       --       --       --   1,593.4   1,524.7
Ten years
 later..........       --                --       --       --       --       --       --       --       --    1,499.1
                  -------- -------- -------- -------- -------- -------- -------- -------- -------- --------  --------
(Deficiency)
 Redundancy, net
 (4,5)..........  $    --  $  183.4 $  241.9 $  284.7 $  351.8 $  373.7 $  389.3 $  309.7 $  146.3 $  (42.8) $ (172.8)
                  ======== ======== ======== ======== ======== ======== ======== ======== ======== ========  ========

--------
(1) Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves.
(2) Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.
(3) Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.
(4) Cumulative deficiency or redundancy at December 31, 1999 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.
(5) The following table sets forth the development of gross reserve for unpaid losses and LAE from 1992 through 1999 for the Company:

                                                  Year Ended December 31,
                          -----------------------------------------------------------------------
                            1999     1998     1997     1996     1995     1994     1993     1992
                          -------- -------- -------- -------- -------- -------- -------- --------
                                                       (In millions)
Reserve for losses and
 LAE:
 Gross liability........  $2,618.7 $2,597.2 $2,615.4 $2,744.1 $2,896.0 $2,821.7 $2,717.3 $2,598.9
 Reinsurance
  recoverable...........     694.2    591.7    576.7    626.9    763.5    712.4    697.7    662.0
                          -------- -------- -------- -------- -------- -------- -------- --------
 Net liability..........  $1,924.5 $2,005.5 $2,038.7 $2,117.2 $2,132.5 $2,109.3 $2,019.6 $1,936.9
                          ======== ======== ======== ======== ======== ======== ======== ========
One year later:
 Gross re-estimated
  liability.............           $2,432.9 $2,472.6 $2,541.9 $2,587.8 $2,593.5 $2,500.5 $2,460.5
 Re-estimated
  recoverable...........              610.8    561.1    552.6    596.7    621.8    609.0    592.4
                                   -------- -------- -------- -------- -------- -------- --------
 Net re-estimated
  liability.............           $1,822.1 $1,911.5 $1,989.3 $1,991.1 $1,971.7 $1,891.5 $1,868.1
                                   ======== ======== ======== ======== ======== ======== ========
Two years later:
 Gross re-estimated
  liability.............                    $2,379.3 $2,424.5 $2,427.7 $2,339.2 $2,333.3 $2,341.9
 Re-estimated
  recoverable...........                       582.5    521.7    553.4    479.8    565.9    579.1
                                            -------- -------- -------- -------- -------- --------
 Net re-estimated
  liability.............                    $1,796.8 $1,902.8 $1,874.3 $1,859.4 $1,767.4 $1,762.8
                                            ======== ======== ======== ======== ======== ========
Three years later:
 Gross re-estimated
  liability.............                             $2,395.3 $2,358.6 $2,227.0 $2,145.5 $2,257.3
 Re-estimated
  recoverable...........                                562.8    531.8    446.7    454.0    554.0
                                                     -------- -------- -------- -------- --------
 Net re-estimated
  liability.............                             $1,832.5 $1,826.8 $1,780.3 $1,691.5 $1,703.3
                                                     ======== ======== ======== ======== ========
Four years later:
 Gross re-estimated
  liability.............                                      $2,359.5 $2,220.9 $2,102.0 $2,168.2
 Re-estimated
  recoverable...........                                         578.8    454.7    425.7    509.3
                                                              -------- -------- -------- --------
 Net re-estimated
  liability.............                                      $1,780.7 $1,766.2 $1,676.3 $1,658.9
                                                              ======== ======== ======== ========
Five years later:
 Gross re-estimated
  liability.............                                               $2,215.2 $2,091.7 $2,027.3
 Re-estimated
  recoverable...........                                                  479.6    438.0    390.0
                                                                       -------- -------- --------
 Net re-estimated
  liability.............                                               $1,735.6 $1,653.7 $1,637.3
                                                                       ======== ======== ========
Six years later:
 Gross re-estimated
  liability.............                                                        $2,096.6 $2,022.6
 Re-estimated
  recoverable...........                                                           466.3    372.1
                                                                                -------- --------
 Net re-estimated
  liability.............                                                        $1,630.3 $1,650.5
                                                                                ======== ========
Seven years later:
 Gross re-estimated
  liability.............                                                                 $2,050.1
 Re-estimated
  recoverable...........                                                                    422.9
                                                                                         --------
 Net re-estimated
  liability.............                                                                 $1,627.2
                                                                                         ========

 Reinsurance

  The Company, in the Risk Management segment, maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. This includes both excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. In addition the Company, in the Risk Management segment, has reinsurance for casualty business. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance.

  Under the 1999 casualty reinsurance program, the reinsurers are responsible for 100% of the amount of each loss in excess of $0.5 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Amounts in excess of $60.5 million in the workers' compensation line are retained 100% by the Company while amounts in excess of $30.5 million in the general liability line are retained by the Company.

  Effective July 1, 1999, the Company maintains a property reinsurance program in which the reinsurers are responsible for 100% of each loss in excess of $0.5 million per occurrence up to $19.5 million for inland marine and commercial auto physical damage. All other property business is 100% covered by reinsurers for each loss in excess of $1.5 million per occurrence up to $18.5 million. Amounts in excess of $19.5 million for inland marine and commercial auto physical damage are 100% retained by the Company while amounts in excess of $18.5 million in all other property lines are retained by the Company.

  Under the Company's 1999 and 1998 catastrophe reinsurance program, AFC retains $45.0 million of loss per occurrence, 10% of all aggregate loss amounts in excess of $45.0 million up to $230.0 million and all amounts in excess of $230.0 million. In 1998 and 1997, the Company, in the Risk Management segment, recovered $3.0 million and $1.2 million, on its catastrophe coverage, respectively. The Company did not have any catastrophe coverage recoveries in 1999. Effective January 1, 2000, the Company modified its catastrophe reinsurance program. Under this new program, AFC retains $45.0 million of loss per hurricane occurrence and $25.0 million of loss per occurrence for all other exposures, 10% of all aggregate loss amounts in excess of $45.0 million, or $25.0 million for non-hurricane losses, up to $65.0 million, 20% of all aggregate loss amounts in excess of $65.0 million up to $230.0 million and all amounts in excess of $230.0 million. Additionally, effective January 1, 2000, the Company purchased a property catastrophe aggregate treaty which provides for annual aggregate coverage totaling 80% of $50.0 million in excess of $60.0 million for catastrophe losses as defined by the Company. The Company's retention will be calculated cumulatively, in the aggregate, on a quarterly basis with the aggregate losses comprised of all catastrophe losses that exceed $0.5 million in each loss occurrence. The maximum contribution from the Company for any one-loss occurrence for the purposes of calculating the aggregate retention will be $25.0 million.

  Effective January 1, 1999, the Company entered into a whole account aggregate excess of loss reinsurance agreement with a highly rated reinsurer. The reinsurance agreement provides accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business. The program covers losses and allocated LAE, including those incurred but not yet reported in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate limits for losses and allocated LAE are $150.0 million and $300.0 million, respectively. In accordance with the provisions of this contract, the Company has exercised its option to cancel this contract effective January 1, 2000.

  The Company, in the Risk Management segment, cedes to reinsurers a portion of its risk and pays a fee based upon premiums received on all policies subject to such reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

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

  Reference is made to "Reinsurance" in Note 18 on pages 75 and 76 of the Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated herein by reference.

  Reference is also made to "Reinsurance Facilities and Pools" on page 6 of this Form 10-K which is incorporated herein by reference.

Asset Accumulation

Allmerica Financial Services

 General

  The Allmerica Financial Services segment includes the individual financial products and the group retirement products and services businesses of FAFLIC and its wholly-owned subsidiary, AFLIAC, as well as the Company's registered investment advisor and broker-dealer affiliates. Through this segment, the Company is a leading provider of investment-oriented life insurance and annuities to upper income individuals and small businesses throughout the United States. These products are marketed through the Company's career agency force of 690 agents, to mutual fund providers for their variable annuity customers, and on a wholesale basis to financial planners and broker-dealers. For the year ended December 31, 1999, the Allmerica Financial Services segment accounted for $714.8 million, or 23.4%, of consolidated segment operating revenues and $205.5 million, or 55.6%, of consolidated segment income before taxes and minority interest.

  The Company offers a diverse line of products tailored to its customer market, including variable annuities, variable universal life, group retirement plan products, retirement plan funding products and universal life. The main components of the Company's current strategy in this segment are to:
(i) emphasize investment-oriented insurance products, particularly variable annuities and variable universal life insurance, (ii) continue to develop additional distribution channels, (iii) leverage the Company's technological resources to support marketing and client service initiatives, (iv) improve the productivity of the career agency distribution system and (v) implement a targeted marketing approach emphasizing value-added service.

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

  In addition to its agency distribution system, the Company has established several other distribution channels, which have made significant contributions to the overall growth of variable product sales in this segment. Products sold through these additional channels include Allmerica Select life and annuity products, which are distributed through independent broker-dealers and financial planners, as well as annuity products sold through alliances with mutual fund partners such as Zurich Kemper Investments ("Kemper"), Pioneer Group ("Pioneer"), Delaware Group ("Delaware"), and Fulcrum Trust ("Fulcrum"). The Company's strategy is to continue to pursue additional distribution channels and to seek to increase sales under its existing distribution channels.

  The Company has developed a number of new marketing and client service initiatives in order to encourage sales of its products and improve customer satisfaction. As part of its focus on the sale of investment-oriented insurance products, the Company has emphasized a financial planning approach utilizing face-to-face presentations and seminar programs to address different client needs. In order to identify a favorable prospective client base, the Company has developed a system utilizing advanced demographic screening and telemarketing techniques. The Company also regularly delivers seminars focused on retirement planning to these prospective clients. During 1999, the Company delivered approximately 675 seminars nationally with a total of more than 20,000 attendees.

  The Company has also utilized its technological resources to support its marketing and client service initiatives in this segment. The Company has developed automated portfolio re-balancing capabilities and graphical quarterly report statements, which are used to establish and monitor the desired mix of investments by individual contract and policyholders.

  According to 1999 A.M Best's Policy Reports, the Company is among the twenty largest writers of individual variable annuity contracts and individual variable universal life insurance policies in the United States in 1998, based on statutory premiums and deposits. Sales of variable products represented approximately 95.9%, 98.0% and 95.7% of this segment's statutory premiums and deposits in 1999, 1998 and 1997, respectively. Statutory premiums and deposits, a common industry benchmark for sales achievement, totaled $3,609.5 million, $4,101.9 million and $3,188.8 million in 1999, 1998 and 1997, respectively.

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

 Products

  The following table reflects premiums and deposits on a statutory accounting practices ("SAP") basis, including universal life and investment-oriented contract deposits, for the segment's major product lines, including the Closed Block, for the years ended December 31, 1999, 1998 and 1997. Receipts from various products are treated differently under GAAP and SAP. Under GAAP, universal life, variable universal life and annuity deposits are not included in revenues but are recorded directly to policyholder account balances.

                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (In millions)
   Statutory Premiums and Deposits
     Variable universal life........................ $  187.0 $  158.7 $  148.8
     Group variable universal life..................     94.9     73.3     68.3
     Separate account annuities.....................  1,922.2  2,583.6  2,169.1
     General account annuities (1)..................    830.2    622.2    234.7
     Retirement investment account annuities........     16.4     20.1     21.8
     Group annuities................................    409.3    563.9    404.2
     Universal life.................................     71.8     23.6     60.7
     Traditional life...............................     77.4     55.9     58.4
     Individual health..............................      0.3      0.6     22.8
                                                     -------- -------- --------
   Total statutory premiums and deposits............ $3,609.5 $4,101.9 $3,188.8
                                                     ======== ======== ========

--------
(1) The general account includes approximately $590.5 million in 1999 and $373.0 million in 1998 of deposits made in association with an annuity program which provides, for a limited time, enhanced crediting rates on deposits made into the Company's general account and transferred ratably, over a period of time, into the Company's separate accounts.

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

  The Company seeks to achieve product distinction with respect to its variable products on the basis of quality and diversity of the separate account investment options underlying these products. The Company's variable universal life and annuity products offer a variety of account investment options with choices ranging from money market funds to international equity funds. The number of these investment options has increased from 69 in 1997 to 133 in 1999, including those underlying the products sold through alternative distribution channels. For management of these separate accounts, the Company supplements its in-house expertise in managing fixed income assets with the equity management expertise of well-known mutual fund advisors, such as Fidelity Investments, as well as other independent management firms who specialize in the management of institutional assets. Additionally, the Company utilizes the services of an experienced investment consultant to the pension industry to assist it in the selection of these institutional managers and in the ongoing monitoring of their performance.

 Retirement Products

  In addition to the above, the Company provides consulting and investment services to defined benefit and defined contribution retirement plans of corporate employers, as well as the sale of group annuities to corporate pension plans. The Company also offers participant recordkeeping and administrative services to defined benefit and defined contribution retirement plans. Participants in defined contribution plans serviced by the Company have the option to invest their contributions to the plan in the Company's general account or choose from one of the Company's separate account investment options. Currently, the Company provides administration and recordkeeping for approximately 580 qualified pension and profit sharing plans, which have assets totaling $1.8 billion, and cover approximately 62,000 participants. To address the decrease in the market for defined benefit plans sponsored by employers, the Company has focused on increasing sales of defined contribution plans, targeting plans with less than 500 participants. Based on internal studies, management believes the size of this market provides the greatest opportunity in this line of business.

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

 Distribution

  A significant distribution channel for this segment is its national career agency sales force of 690 agents, housed in 19 general agencies located in or adjacent to most of the major metropolitan centers in the United States. Virtually all of these agents are licensed both as insurance agents and securities broker-dealers by the National Association of Securities Dealers ("NASD"), qualifying them to sell the full range of the Company's products. The Company has focused on improving the productivity and reducing the cost of its career agency system through performance-based compensation, higher performance standards for agency retention and agency training programs. The Company also regularly conducts comprehensive financial planning seminars and face-to-face presentations to address different investment objectives of clients. During 1999, total statutory premiums and deposits from sales of variable annuities through the agency sales force totaled $930.1 million, compared to $871.3 million and $782.2 million in 1998 and 1997, respectively.

  The Company has established several distribution channels for this segment's products utilizing independent broker-dealers and financial planners and continues to pursue additional relationships in this marketplace. Through these distribution channels, the Company has obtained access to over 470 distribution firms employing over 70,000 sales personnel. In addition, establishment of these channels has enabled the Company to offer a broader range of investment options through alliances with Kemper, Pioneer, Delaware, and Fulcrum mutual funds. During 1999, total statutory premiums and deposits from sales of variable annuities through additional distribution channels totaled $1,822.3 million, compared to $2,334.5 million and $1,621.6 million in 1998 and 1997, respectively.

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

 Insurance Reserves

  The Company has established liabilities for policyholders' account balances and future policy benefits in the Consolidated Balance Sheets included in the 1999 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference, to meet obligations on various policies and contracts. Policyholders' account balances for universal life and investment-type policies are equal to cumulative account balances: deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the basis of assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation), which are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration.

 Reinsurance

  Consistent with the general practice in the life insurance industry, the Company has reinsured portions of the coverage provided by this segment's insurance products with other insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. The Company maintains a gross reserve for reinsurance liabilities. The Company ceded approximately 3.8% of this segment's total statutory life insurance premiums in 1999.

  With respect to life policies of the Allmerica Financial Services segment, the Company has reinsurance agreements in place, established on an annual term, for both automatic and facultative reinsurance. Under automatic reinsurance. The Company's retention is currently $2.0 million per life. The reinsurer is automatically bound for up to three times the Company's retention, or $6.0 million, with certain restrictions that determine the binding authority with the various reinsurers. For life policies greater than $8.0 million, the Company obtains facultative reinsurance. Under facultative reinsurance, the facultative reinsurer reviews all of the underwriting information relating to the policies prior to issuing the reinsurance and reinsures on a policy by policy basis. Depending on the nature of the risk and the size of the policy, the facultative reinsurance could be provided by one company or several. The Company sometimes facultatively reinsures certain policies under $2.0 million which do not satisfy the Company's underwriting guidelines.

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

 Competition

  There is strong competition among insurance companies seeking clients for the types of insurance, annuities and investment products sold by the Company in this segment. As of December 31, 1999, there were approximately 1,600 companies that offer life insurance in the United States, most of which offer one or more products similar to those offered by the Company. In some cases these products are offered through similar marketing techniques. In addition, the Company may face additional competition from banks and other financial institutions should current regulatory restrictions on the sale of insurance and securities by these institutions be repealed.

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

Allmerica Asset Management

 General

  Through the Allmerica Asset Management segment, the Company offers Stable Value Products, such as Guaranteed Investment Contracts ("GICs"), to ERISA-qualified retirement plans as well as other non-ERISA institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral reinvestment programs. The Company primarily offers funding agreements, also referred to as floating rate GICs, a specific type of GIC, to these non-ERISA institutional buyers. In 1999, the Company established a European Medium Term Note program, also referred to as Euro-GICs, for the purpose of providing an additional market for the issuance of funding agreements. In addition, this segment contains a Registered Investment Advisor, which provides investment advisory services to affiliates and to other institutions, such as insurance companies, retirement plans and mutual funds.

  For the year ended December 31, 1999, this segment accounted for approximately $150.5 million, or 4.9%, of consolidated segment revenues, and income of $23.5 million, or 6.4%, of consolidated segment income before taxes and minority interest.

 Products and Services

  Stable Value Products

  Three types of Stable Value Products are offered: the traditional GIC, the synthetic GIC and the non-qualified GIC, often referred to as funding agreements. The traditional GIC is issued to ERISA-qualified retirement plans, and provides a fixed guaranteed interest rate and fixed maturity for each contract. Some of the traditional GICs provide for a specific lump sum deposit and no withdrawals prior to maturity. Other traditional GICs allow for window deposits and/or benefit-sensitive withdrawals prior to maturity, for which the Company builds an additional risk charge into the guaranteed interest rate. The synthetic GIC is similar to the traditional GIC, except that the underlying investments are generally held and managed by a third party, in accordance with specific investment guidelines, and the Company periodically resets the guaranteed interest rate for in-force funds, based on the actual investment experience of the funds. The funding agreement is similar to the traditional GIC, except that it is issued to non-ERISA institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral reinvestment programs. This market tends to prefer short duration instruments, so it is typical for the funding agreements sold in this market to have short maturities and periodic interest rate resets, based on an index such as LIBOR. Periodically, buyers prefer to invest in instruments with longer maturities and either fixed or floating rate characteristics. The Company is able to structure its funding agreements to accommodate these buyers. Funding agreements sold through the Euro-GIC program tend to have longer maturities, from 3-10 years, and may utilize either fixed or floating interest rates, and be denominated in either United States or foreign currencies.

  During 1999, funding agreement sales were approximately $1.0 billion, as compared to $1.1 billion and $250.0 million in 1998 and 1997, respectively. During 1999 deposits of approximately $880.0 million were short maturity floating rate products, while $153.0 million were longer maturity products, including Euro-GIC sales of approximately $53.0 million. In addition, traditional GIC sales totaled approximately $3.0 million, $0.3 million, and $1.1 million in 1999, 1998, and 1997, respectively. There were no sales of synthetic GICs in 1999, 1998, or 1997, and the notional amount of this portfolio decreased to less than $4.0 million during 1999. The continued low volume of traditional and synthetic GIC sales reflects the Company's decision to sell these products only when the profit margins meet the Company's standards. The Company expects to continue its sales of funding agreements in 2000.

 Investment Advisory Services

  Through its registered investment advisor, Allmerica Asset Management, Inc., the Company provides investment advisory services to affiliates and to other institutions, including unaffiliated insurance companies, retirement plans, foundations and mutual funds. At December 31, 1999, Allmerica Asset Management had assets under management of approximately $13.3 billion, of which approximately $2.1 billion represented assets managed for third party clients (i.e. entities unaffiliated with the Company). Assets under management for third party clients grew by approximately $700.0 million during 1999.

 Distribution

  The Company distributes Stable Value Products through brokers, investment bankers, GIC investment managers and directly from the Home Office. Investment advisory services are marketed directly.

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

  The Company introduced its funding agreement product in the latter part of 1997. There are approximately two dozen insurance companies that compete in the funding agreement market. Funding agreements are one of a variety of instruments being purchased by the buyers in this market, and the Company views these other instruments as comprising the primary competition. Short-term commercial paper issued by corporations is the most common of these competing instruments. The primary factors affecting the ability to sell are the yields offered, short term ratings (and to a lesser extent, claims paying ratings) and product structure. With its expertise in asset/liability management, the Company is able to offer yields that are very competitive with comparably rated instruments, and a variety of product structures, while earning an attractive return on capital, with low volatility. During the third quarter of 1999, uncertainties in the short maturity floating rate funding agreement market prompted a number of investors to terminate their funding agreements with the Company and request the return of their funds. All termination requests received by the Company were paid in a timely manner, and no such requests have been received since the third quarter.

  The Company introduced its Euro-GIC product in the latter part of 1999. Currently, there are less than twelve insurance companies that compete in this market. Euro-GICs are one of a variety of instruments being purchased by institutional investors in a competitive European market. The Company considers these other instruments as comprising the primary competition, of which medium term notes issued by corporations are the most common form of these competing instruments. The primary factors affecting the ability to sell Euro-GICs are the yields offered, the credit ratings assigned to the program, and the familiarity of the Company name among investors in Europe. As such, the Company periodically sends representatives to Europe to meet with potential investors and has established new relationships with several investment banking firms who manage the distribution of this product.

Investment Portfolio

 General

  At December 31, 1999, the Company held $9.1 billion of investment assets, including $732.9 million of investment assets in the Closed Block. These investments are generally of high quality and broadly diversified across asset classes and individual investment risks. The major categories of investment assets are: fixed maturities, which includes both investment grade and below investment grade public and private debt securities; equity securities; mortgage loans, principally on commercial properties; real estate, which consists primarily of investments in commercial properties; policy loans and other long-term investments. The remainder of the investment assets is comprised of cash and cash equivalents.

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

  At the segment level, the Company has developed an asset/liability management approach tailored to specific insurance, investment product and income objectives. The investment assets of the Company are then managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, management develops investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Specific investments frequently meet the requirements of, and are acquired by, more than one investment portfolio (or investment segment of the general account of FAFLIC or AFLIAC, with each investment segment holding a pro rata interest in such investments and the cash flows therefrom). Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and its exposure to individual borrowers, industries, sectors and, in the case of mortgages and real estate, property types and geographic locations. In 1999, management continued its strategy of shifting portfolio holdings from equity securities to higher quality fixed maturity securities. All investments held by the Company's insurance subsidiaries are subject to diversification requirements under insurance laws.

  Consistent with this management approach, portfolio managers maintain close working relationships with the managers of related product lines within the Risk Management, Allmerica Financial Services and Allmerica Asset Management segments. Changes in the outlook for investment markets or the returns generated by portfolio holdings are reflected as appropriate on a timely basis in the pricing of the Company's products and services.

Rating Agencies

  Insurance companies are rated by rating agencies to provide both industry and participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims.

  FAFLIC, AFLIAC, Hanover and Citizens all received an A.M. Best financial condition rating of A (Excellent) in February 2000.

  FAFLIC and AFLIAC received Duff & Phelps claims-paying ability ratings of AA (Very High) in March 2000.

  FAFLIC, AFLIAC and Hanover received Moody's financial strength ratings of A1
(Good) in February 2000.

  FAFLIC, AFLIAC and Hanover, together with its subsidiaries, including Citizens Insurance, received S&P claims-paying ability rating of AA- (Excellent) as of February 3, 2000.

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

  Citizens owns its home office, located at 645 W. Grand River, Howell, Michigan, which is approximately 137,000 rentable square feet. Citizens also owns a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 207,000 rentable square feet, where various business operations are conducted.

  The Company leases office space for its sales force throughout the United States. The leased property houses agency offices and group insurance sales offices. Hanover also leases offices throughout the country for its field employees.

  The Company believes that its facilities are adequate for its present needs in all material respects.

                                    ITEM 3

                               LEGAL PROCEEDINGS

  Reference is made to Note 22 on page 78 of the Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

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

                                    PART II

                                    ITEM 5

                   MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED SHAREHOLDER MATTERS

Common Stock and Shareholder Ownership

  The common stock of Allmerica Financial Corporation is traded on the New York Stock Exchange under the symbol "AFC". On March 22, 2000, the Company had 47,919 shareholders of record and 53.5 million shares outstanding. On the same date, the trading price of the Company's common stock was $46.50 per share.

Common Stock Prices and Dividends

                                                      High      Low    Dividends
                                                    --------- -------- ---------
1999
  First Quarter.................................... $57 7/8   $50 3/16     --
  Second Quarter................................... $62 1/4   $54 1/2      --
  Third Quarter.................................... $64 7/16  $47 9/16   $0.25
  Fourth Quarter................................... $59 11/16 $46 1/2      --
1998
  First Quarter.................................... $66 3/8   $42 5/16   $0.05
  Second Quarter................................... $72 1/8   $61 5/16   $0.05
  Third Quarter.................................... $72 1/8   $57 5/16   $0.05
  Fourth Quarter................................... $57 7/8   $39 1/4      --

1999 Dividend Schedule

  Allmerica Financial Corporation declared an annual cash dividend of $0.25 per share on July 27, 1999, which was paid on November 15, 1999. The record date for such dividend was November 1, 1999. The payment of future dividends, if any, on the Company's Common Stock will be a business decision made by the Board of Directors from time to time based upon the results of operations and financial condition of the Company and such other factors as the Board of Directors considers relevant.

  Dividends paid by the Company may be funded from dividends paid to the Company from its subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. Reference is made to "Liquidity and Capital Resources" on pages 44 and 45 of Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 15 on page 73 of the Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

                                    ITEM 6

                            SELECTED FINANCIAL DATA

  Reference is made to the "Five Year Summary of Selected Financial Highlights" on page 21 of the 1999 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22-47 of the 1999 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 7A

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Reference is made to "Market Risk and Risk Management Policies" on pages 37-43 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1999 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to the Consolidated Financial Statements on pages 49-53 and the accompanying Notes to Consolidated Financial Statements on pages 54-79 of the 1999 Annual Report to Shareholders which meet the requirements of Regulation S-X, and which include a summary of quarterly results of consolidated operations (see Note 24 of Notes to Consolidated Financial Statements--page 79), which is incorporated herein by reference.

                                    ITEM 9

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

                                    ITEM 10

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

  Information regarding Directors of the Company is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2000, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is biographical information concerning the executive officers of the Company.

John F. O'Brien, 56

 Director, Chief Executive Officer and President of the Company since February 1995

  See biography under "Directors of the Registrant" above.

Bruce C. Anderson, 55

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

Mark R. Colborn, 51

 Vice President of the Company since 2000

  Mr. Colborn has been Vice President of AFC since March 2000. In addition, Mr. Colborn has served as Vice President of AFLIAC since July 1992 and FAFLIC since June 1992. He is also an executive officer at various other non-public affiliates of AFC.

John P. Kavanaugh, 45

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

J. Kendall Huber, 45

 Vice President and General Counsel of the Company since March 2000

  Mr. Huber has been Vice President, General Counsel and Assistant Secretary of AFC since March 2000. Prior to joining AFC, Mr. Huber was Executive Vice President, General Counsel, and Secretary of Promus Hotel Corporation from February 1999 to January 2000. Previously, Mr. Huber was Vice President and Deputy General Counsel of Legg Mason, Inc., from November 1998 to January 1999. He has also served as Vice President and Deputy General Counsel of USF&G Corporation, where he was employed from March 1990 to August 1998.

Edward J. Parry, III, 40

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

Richard M. Reilly, 61

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

Robert P. Restrepo, 49

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

Eric A. Simonsen, 54

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

                                    ITEM 11

                            EXECUTIVE COMPENSATION

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2000, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    ITEM 12

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2000, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    ITEM 13

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2000, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

                                    ITEM 14

       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

  The consolidated financial statements and accompanying notes thereto on pages 49 through 79 of the 1999 Annual Report to Shareholders have been incorporated herein by reference in their entirety.

                                                                        Annual
                                                                        Report
                                                                        Page(s)
                                                                        -------
Report of Independent Accountants.....................................      48
Consolidated Statements of Income for the years ended December 31,
 1999, 1998 and 1997..................................................      49
Consolidated Balance Sheets as of December 31, 1999 and 1998..........      50
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1999, 1998 and 1997.....................................      51
Consolidated Statements of Comprehensive Income for the years ended
 December 31, 1999, 1998 and 1997.....................................      52
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997..................................................      53
Notes to Consolidated Financial Statements............................   54-79

(a)(2) Financial Statement Schedules

                                                                   Page No. in
 Schedule                                                          this Report
 --------                                                          -----------
          Report of Independent Accountants on Financial
          Statement Schedules....................................        35
 I        Summary of Investments--Other than Investments in
          Related Parties........................................        36
 II       Condensed Financial Information of Registrant..........     37-39
 III      Supplementary Insurance Information....................     40-42
 IV       Reinsurance............................................        43
 V        Valuation and Qualifying Accounts......................        44
 VI       Supplemental Information concerning Property/Casualty
          Insurance Operations...................................        45

(a)(3) Exhibit Index

  Exhibits filed as part of this Form 10-K are as follows:

   2.1 Plan of Reorganization.+
   2.2 Stock and Asset Purchase Agreement by and among State Mutual Life
       Assurance Company of America, 440 Financial Group of Worcester, Inc.,
       and The Shareholder Services Group, Inc. dated as of March 9, 1995.+
   3.1 Certificate of Incorporation of AFC.+
   3.2 By-Laws of AFC.+
   4   Specimen Certificate of Common Stock.+
   4.1 Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee.++
   4.2 Form of Global Debenture.++
   4.3 Amended and Restated Declaration of Trust of AFC Capital Trust I dated
       February 3, 1997.+++++
   4.4 Indenture dated February 3, 1997 relating to the Junior Subordinated
       Debentures of AFC.+++++
   4.5 Series A Capital Securities Guarantee Agreement dated February 3,
       1997.+++++
   4.6 Common Securities Guarantee Agreement dated February 3, 1997.+++++

   4.8   Rights Agreement dated as of December 16, 1997, between the
         Registrant and First Chicago Trust Company of New York as Rights
         Agent, filed as Exhibit 1 to the Company's Form 8-A dated December
         17, 1997 is incorporated herein by reference.
   10.3  Administrative Services Agreement between State Mutual Life
         Assurance Company of America and The Hanover Insurance Company, dated July 19, 1989.+
   10.4  First Allmerica Financial Life Insurance Company Employees' 401(k)
         Matched Savings Plan incorporated by reference to Exhibit 10.1 to the Allmerica Financial Corporation Registration Statement on Form
         8-K (No. 333-576) and incorporated herein by reference originally filed with the Commission on January 24, 1996.
   10.5  State Mutual Life Assurance Company of America Excess Benefit
         Retirement Plan.+
   10.6  State Mutual Life Assurance Company of America Supplemental
         Executive Retirement Plan.+
   10.7  State Mutual Incentive Compensation Plan.+
   10.8  State Mutual Companies Long-Term Performance Unit Plan.+
   10.9  Indenture of Lease between State Mutual Life Assurance Company of
         America and the Hanover Insurance Company dated July 3, 1984 and corrected First Amendment to Indenture of Lease dated December 20,
         1993.+
   10.12 Lease dated March 23, 1993 by and between Aetna Life Insurance
         Company and State Mutual Life Assurance Company of America, including amendments thereto, relating to property in Atlanta, Georgia.+
   10.13 Stockholder Services Agreement dated as of January 1, 1992 between
         Private Healthcare Systems, Inc. and State Mutual Life Assurance
         Company of America, the successor to its wholly-owned subsidiary, Group Healthcare Network, Inc.+
   10.14 Lease dated January 26, 1995 by and between Citizens Insurance and
         Upper Peninsula Commission for Area Progress, Inc., including amendments thereto, relating to property in Escanaba, Michigan.+
   10.16 Trust Indenture for the State Mutual Life Assurance Company of
         America Employees' 401(k) Matched Savings Plan between State Mutual
         Life Assurance Company of America and Bank of Boston/Worcester.+
   10.17 State Mutual Life Assurance Company of America Non-Qualified
         Executive Retirement Plan.+
   10.18 State Mutual Life Assurance Company of America Non-Qualified
         Executive Deferred Compensation Plan.+
   10.19 The Allmerica Financial Cash Balance Pension Plan incorporated by reference to Exhibit 10.19 to the Allmerica Financial Corporation
         September 30, 1995 report on Form 10-Q and incorporated herein by reference.
   10.20 The Allmerica Financial Corporation Employment Continuity
         Plan.++++++
   10.21 Amended and Restated Form of Non-Solicitation Agreement executed by substantially all of the executive officers of AFC incorporated by reference to Exhibit 10.21 to the Allmerica Financial Corporation
         June 30, 1997 report on Form 10-Q and incorporated herein by reference.
   10.23 Amended Allmerica Financial Corporation Long-Term Stock Incentive
         Plan.+++++++
   10.24 The Allmerica Financial Corporation Director Stock Ownership Plan incorporated by reference to Exhibit 10.21 to the Allmerica
         Financial Corporation June 30, 1996 report on Form 10-Q and incorporated herein by reference.
   10.25 Reinsurance Agreement dated September 29, 1997 between First
         Allmerica Financial Life Insurance Company and Metropolitan Life
         Insurance Company.+++++++
   10.26 Consolidated Service Agreement between Allmerica Financial
         Corporation and its subsidiaries, dated January 1, 1998.+++++++
   10.27 Deferral Agreement, dated April 4, 1997, between Allmerica Financial
         Corporation and John F. O'Brien.+++++++
   10.28 Severance Agreement, dated September 25, 1997, between First
         Allmerica Financial Life Insurance Company and Larry C.
         Renfro.+++++++
   10.29 Credit agreement dated as of June 17, 1998 between the Registrant and the Chase Manhattan Bank.++++++++

   10.30 Form of Deferral Agreement executed by substantially all of the executive officers of AFC dated January 30, 1998.++++++++
   10.31 Form of Restricted Stock Agreement, dated January 30, 1998 and executed by substantially all of the executive officers of
         AFC.++++++++
   10.32 Form of Converted Stock Agreement, dated January 30, 1998 and executed by substantially all of the executive officers of
         AFC.++++++++
   10.33 Employment Agreement, dated May 13, 1998 between First Allmerica
         Financial Life Insurance Company and Robert P. Restrepo, Jr.++++++++
   10.34 Restricted Stock Agreement, dated May 26, 1998, between Allmerica
         Financial Corporation and Robert P. Restrepo, Jr.++++++++
   10.35 Credit agreement dated as of December 1, 1998 between the Registrant and the Chase Manhattan Bank.++++++++
   10.36 Amendment to the Credit Agreement dated as of June 17, 1998 between the Registrant and the Chase Manhattan Bank incorporated by reference to Exhibit 10.36 to the Allmerica Financial Corporation
         June 30, 1999 report on Form 10-Q and incorporated herein by reference.
   10.37 Allmerica Financial Corporation Short-Term Incentive Compensation
         Plan incorporated herein by reference to Exhibit A contained in the
         Registrant's Proxy Statement (Commission File
         No. 001-13754) originally filed with the Commission on March 31,
         1999.
   13    The following sections of the Annual Report to Shareholders for 1999
         ("1999 Annual Report") which are expressly incorporated by reference into this Annual Report on Form 10-K:
         .  Management's Discussion and Analysis of Financial Condition and
            Results of Operations at pages 22 through 47 of the 1999 Annual
            Report.
         .  Consolidated Financial Statements and Notes thereto at pages 49 through 79 of the 1999 Annual Report.
         .  Report of Independent Accountants at page 48 of the 1999 Annual
            Report.
         .  The information appearing under the caption "Five Year Summary of
            Selected Financial Highlights" at page 21 of the 1999 Annual
            Report.
         .  The information appearing under the caption "Shareholder
            Information" at page 81 of the 1999 Annual Report.
   21    Subsidiaries of AFC.
   23    Consent of Independent Accountants.
   24    Power of Attorney.
   27    Financial Data Schedule.
   99.1  Internal Revenue Service Ruling dated April 15, 1995.+
   99.2  Important Factors Regarding Forward Looking Statements.

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

+++++++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's 1997 Annual Report on Form 10-K originally filed with the Commission on March 27, 1998
++++++++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's 1998 Annual Report Form 10-K originally filed with the Commission on March 29, 1999.

(b) Reports on Form 8-K

  On October 7, 1999, Allmerica Financial Corporation announced that it has reached an agreement to sell its group life and health insurance business to Great-West Life & Annuity Insurance Company of Denver.

  On October 28, 1999, Allmerica Financial Corporation announced its financial results for the three months ended September 30, 1999.

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

                                              Allmerica Financial Corporation
                                                        Registrant

Date: March 23,2000                                 /s/ John F. O'Brien
                                          By: _________________________________
                                                     John F. O'Brien,
                                                  Chairman of the Board,
                                                Chief Executive Officer and
                                                         President
  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2000                                /s/ John F. O'Brien
                                          By: _________________________________
                                                     John F. O'Brien,
                                                  Chairman of the Board,
                                                Chief Executive Officer and
                                                         President

Date: March 23, 2000                             /s/ Edward J. Parry, III
                                          By: _________________________________
                                                   Edward J. Parry III,
                                              Vice President, Chief Financial
                                             Officer, Treasurer and Principal
                                                    Accounting Officer

Date: March 23, 2000                                        *
                                          By: _________________________________
                                                   Michael P. Angelini,
                                                         Director

Date: March 23, 2000                                        *
                                          By: _________________________________
                                                      E. Gordon Gee,
                                                         Director

Date: March 23, 2000                                        *
                                          By: _________________________________
                                                     Samuel J. Gerson,
                                                         Director

Date: March 23, 2000                                        *
                                          By: _________________________________
                                                     Gail L. Harrison,
                                                         Director

Date: March 23, 2000                                        *
                                          By: _________________________________
                                                   Robert P. Henderson,
                                                         Director

Date: March 23, 2000                                        *
                                          By: _________________________________
                                                    M Howard Jacobson,
                                                         Director

Date: March 23, 2000                                        *
                                          By: _________________________________
                                                     Wendell J. Knox,
                                                         Director

Date: March 23, 2000
                                          By: _________________________________
                                                     Terrence Murray,
                                                         Director

Date: March 23, 2000                                        *
                                          By: _________________________________
                                                     Robert J. Murray,
                                                         Director

Date: March 23, 2000                                         *
                                          By: _________________________________
                                                     John L. Sprague,
                                                         Director

Date: March 23, 2000                                         *
                                          By: _________________________________
                                                    Robert G. Stachler,
                                                         Director

Date: March 23, 2000                                         *
                                          By: _________________________________
                                                    Herbert M. Varnum,
                                                         Director

                                                    /s/ Edward J. Parry
                                          *By: ________________________________
                                                     Edward J. Parry,
                                                     Attorney-in-fact

                     Report of Independent Accountants on
                         Financial Statement Schedules

To the Board of Directors
 of Allmerica Financial Corporation

Our audits of the consolidated financial statements referred to in our report dated February 1, 2000, appearing in the Allmerica Financial Corporation 1999 Annual Report to Shareholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
_____________________________________
PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2000

                                                                      Schedule I

                        ALLMERICA FINANCIAL CORPORATION
       Summary of Investments--Other than Investments in Related Parties
                               December 31, 1999

                                                                   Amount at
                                                                  which shown
                                                                 in the balance
Type of Investment                              Cost(1)   Value      sheet
------------------                              -------- ------- --------------
                                                         (In millions)
Fixed maturities:
  Bonds:
    United States Government and government
     agencies and authorities.................. $  188.8 $ 189.4    $  189.4
    States, municipalities and political
     subdivisions..............................  2,189.8 2,137.6     2,137.6
    Foreign governments........................     89.0    91.9        91.9
    Public utilities...........................    359.9   349.0       349.0
    All other corporate bonds..................  3,976.1 3,886.0     3,886.0
  Redeemable preferred stocks..................    291.4   279.9       279.9
                                                -------- -------    --------
    Total fixed maturities.....................  7,095.0 6,933.8     6,933.8
                                                -------- -------    --------
Equity securities:
  Common stocks:
    Public utilities...........................      --      1.3         1.3
    Banks, trust and insurance companies.......      0.1     3.0         3.0
    Industrial, miscellaneous and all other....     28.4    57.8        57.8
  Nonredeemable preferred stocks...............     21.0    21.1        21.1
                                                -------- -------    --------
    Total equity securities....................     49.5    83.2        83.2
                                                -------- -------    --------
Mortgage loans on real estate..................    521.2  XXXXXX       521.2
Real estate(2).................................     12.6  XXXXXX        12.6
Policy loans...................................    170.5  XXXXXX       170.5
Other long-term investments....................    177.0  XXXXXX       167.4
                                                -------- -------    --------
    Total investments.......................... $8,025.8  XXXXXX    $7,888.7
                                                ======== =======    ========

--------
(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2) Includes $10.9 million of real estate acquired through foreclosure.

                                                                    Schedule II

                        ALLMERICA FINANCIAL CORPORATION
                 Condensed Financial Information of Registrant
                              Parent Company Only
             Statements of Income for the Years Ended December 31,

                                                         1999    1998    1997
                                                        ------  ------  ------
Revenues
  Net investment income...............................  $  5.3  $  7.1  $ 11.4
  Net realized investment (losses) gains..............    (0.4)    1.7    (0.2)
                                                        ------  ------  ------
    Total revenues....................................     4.9     8.8    11.2
                                                        ------  ------  ------
Expenses
  Interest expense....................................    40.6    40.5    41.1
  Operating expenses..................................     2.3     2.5     5.0
                                                        ------  ------  ------
    Total expenses....................................    42.9    43.0    46.1
                                                        ------  ------  ------
Net loss before federal income taxes and equity in net
 income of unconsolidated subsidiaries................   (38.0)  (34.2)  (34.9)
Income tax benefit:
  Federal.............................................    14.2    12.4    11.8
  State...............................................     0.3     0.5     0.5
Equity in net income of unconsolidated subsidiaries...   319.3   222.5   231.8
                                                        ------  ------  ------
Net income............................................  $295.8  $201.2  $209.2
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

                                                                    Schedule II
                                                                    (continued)

                        ALLMERICA FINANCIAL CORPORATION
                 Condensed Financial Information of Registrant
                              Parent Company Only

                                Balance Sheets

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                              (In millions,
                                                              except share
                                                              and per share
                                                                  data)
Assets
  Fixed maturities-at fair value (amortized cost of $0.8 in
   1998)................................................... $    --   $    0.9
  Cash and cash equivalents................................      5.6       2.9
  Investment in unconsolidated subsidiaries................  2,761.5   3,008.0
  Receivable from subsidiaries.............................     47.2      43.9
  Other assets.............................................      7.4       0.5
                                                            --------  --------
    Total assets........................................... $2,821.7  $3,056.2
                                                            ========  ========
Liabilities
  Expenses and taxes payable............................... $   14.8  $   34.7
  Interest and dividends payable...........................     13.3      13.0
  Short-term debt..........................................     44.6      41.1
  Long-term debt...........................................    508.8     508.8
                                                            --------  --------
    Total liabilities......................................    581.5     597.6
                                                            --------  --------
Shareholders' Equity
  Preferred stock, par value $0.01 per share, 20.0 million
   shares authorized, none issued..........................      --        --
  Common stock, par value $0.01 per share, 300.0 million
   shares authorized, 60.4 million shares issued at both
   December 31, 1999 and December 31, 1998.................      0.6       0.6
  Additional paid-in capital...............................  1,770.5   1,768.8
  Accumulated other comprehensive income...................    (75.3)    180.5
  Retained earnings........................................    882.2     599.9
  Treasury stock at cost (6.2 and 1.8 million shares)......   (337.8)    (91.2)
                                                            --------  --------
    Total shareholders' equity.............................  2,240.2   2,458.6
                                                            --------  --------
    Total liabilities and shareholders' equity............. $2,821.7  $3,056.2
                                                            ========  ========

  The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

                        ALLMERICA FINANCIAL CORPORATION
                 Condensed Financial Information of Registrant
                              Parent Company Only

           Statement of Cash Flows for the Years Ended December 31,

                                                      1999     1998     1997
                                                     -------  -------  -------
                                                          (In millions)
Cash flows from operating activities
 Net income......................................... $ 295.8  $ 201.2  $ 209.2
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Equity in undistributed income of subsidiaries....  (319.3)  (222.5)  (231.8)
  Net realized investment (gains) losses............     0.4     (1.7)     0.2
  Change in expenses and taxes payable..............    (2.8)    24.7      0.9
  Change in interest and dividends payable..........     0.3     (2.8)    10.0
  Change in receivable from subsidiaries............     3.3    (43.9)     --
  Other, net........................................     1.7      8.0     (0.3)
                                                     -------  -------  -------
Net cash used in operating activities...............   (20.6)   (37.0)   (11.8)
                                                     -------  -------  -------
Cash flows from investing activities
 Capital contributed to unconsolidated
  subsidiaries......................................   (54.1)   (95.7)   (79.9)
 Proceeds from disposals and maturities of
  available-for-sale fixed maturities...............    84.6    123.9     98.7
 Purchase of available-for-sale fixed maturities....   (41.4)     --     (74.9)
 Purchase of minority interest in Allmerica P&C.....     --       --    (425.6)
 Proceeds from sale of common stock of subsidiary...   247.6      --     195.0
                                                     -------  -------  -------
Net cash provided by (used in) investing
 activities.........................................   236.7     28.2   (286.7)
                                                     -------  -------  -------
Cash flow from financing activities
 Increase in long-term debt.........................     --       --       9.3
 Dividend received from unconsolidated
  subsidiaries......................................    39.5     50.0      --
 Net proceeds from issuance of commercial paper.....     3.5     41.1      --
 Net proceeds from issuance of common stock.........     1.1     11.4      2.8
 Proceeds from the issuance of mandatorily
  redeemable preferred securities of a subsidiary
  trust holding solely junior subordinated
  debentures of the Company.........................     --       --     296.3
 Treasury stock purchased at cost...................  (250.2)   (82.7)     --
 Treasury stock reissued at cost....................     6.2      --       --
 Dividends paid to shareholders.....................   (13.5)    (9.0)   (11.5)
                                                     -------  -------  -------
Net cash (used in) provided by financing
 activities.........................................  (213.4)    10.8    296.9
                                                     -------  -------  -------
Net change in cash and cash equivalents.............     2.7      2.0     (1.6)
Cash and cash equivalents at beginning of the
 period.............................................     2.9      0.9      2.5
                                                     -------  -------  -------
Cash and cash equivalents at end of the period...... $   5.6  $   2.9  $   0.9
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

                                                                    Schedule III

                        ALLMERICA FINANCIAL CORPORATION
                      Supplementary Insurance Information

                               December 31, 1999

                                 Future
                                 policy                                                      Amortization
                               benefits,             Other                        Benefits,       of
                    Deferred    losses,              policy                        claims,     deferred
                     policy    claims and          claims and             Net     losses and    policy      Other
                   acquisition    loss    Unearned  benefits  Premium  investment settlement acquisition  operating Premiums
                      costs     expenses  premiums  payable   revenue    income    expenses     costs     expenses  written
                   ----------- ---------- -------- ---------- -------- ---------- ---------- ------------ --------- --------
                                                                 (In millions)
Risk Management..   $  173.3    $3,003.8   $887.2   $   24.8  $1,948.2   $221.4    $1,420.3     $370.6     $197.0   $1,977.0
Asset
 Accumulation
Allmerica
 Financial
 Services........    1,213.1     2,659.8      3.0      700.2       2.3    251.1       232.1       59.1      211.7        --
Allmerica Asset
 Management......        0.4         --       --     1,316.0       --     138.2       118.3        0.2        8.5        --
Corporate........        --          --       --         --        --       6.0         --         --        65.3        --
Eliminations.....        --          --       --         --        --      (1.0)        --         --        (5.9)       --
                    --------    --------   ------   --------  --------   ------    --------     ------     ------   --------
 Total...........   $1,386.8    $5,663.6   $890.2   $2,041.0  $1,950.5   $615.7    $1,770.7     $429.9     $476.6   $1,977.0
                    ========    ========   ======   ========  ========   ======    ========     ======     ======   ========

                        ALLMERICA FINANCIAL CORPORATION
                      Supplementary Insurance Information

                               December 31, 1998

                                 Future
                                 policy                                                      Amortization
                               benefits,             Other                        Benefits,       of
                    Deferred    losses,              policy                        claims,     deferred
                     policy    claims and          claims and             Net     losses and    policy      Other
                   acquisition    loss    Unearned  benefits  Premium  investment settlement acquisition  operating Premiums
                      costs     expenses  premiums  payable   revenue    income    expenses     costs     expenses  written
                   ----------- ---------- -------- ---------- -------- ---------- ---------- ------------ --------- --------
                                                                 (In millions)
Risk Management..   $  167.5    $2,955.4   $840.1   $   21.4  $1,967.9   $229.8    $1,495.4     $379.7     $206.4   $1,956.7
Asset
 Accumulation
Allmerica
 Financial
 Services........      993.1     2,663.1      3.1      823.8       2.7    253.1       219.3       69.6      209.3        --
Allmerica Asset
 Management......        0.6         --       --     1,791.8       --     111.4        89.3        0.3        8.4        --
Corporate........        --          --       --         --        --      11.9         --         --        63.8        --
Eliminations.....        --          --       --         --        --      (1.8)        --         --        (7.6)       --
                    --------    --------   ------   --------  --------   ------    --------     ------     ------   --------
 Total...........   $1,161.2    $5,618.5   $843.2   $2,637.0  $1,970.6   $604.4    $1,804.0     $449.6     $480.3   $1,956.7
                    ========    ========   ======   ========  ========   ======    ========     ======     ======   ========

                        ALLMERICA FINANCIAL CORPORATION
                      Supplementary Insurance Information

                               December 31, 1997

                                 Future
                                 policy                                                      Amortization
                               benefits,             Other                        Benefits,       of
                    Deferred    losses,              policy                        claims,     deferred
                     policy    claims and          claims and             Net     losses and    policy      Other
                   acquisition    loss    Unearned  benefits  Premium  investment settlement acquisition  operating Premiums
                      costs     expenses  premiums  payable   revenue    income    expenses     costs     expenses  written
                   ----------- ---------- -------- ---------- -------- ---------- ---------- ------------ --------- --------
                                                                 (In millions)
Risk Management..    $170.1     $2,946.8   $844.6   $   20.0  $1,955.5   $254.1    $1,443.7     $399.9     $215.5   $1,659.6
Asset
 Accumulation
Allmerica
 Financial
 Services........     794.5      2,476.9      2.2      847.5      24.9    281.6       256.1        8.1      217.8        --
Allmerica Asset
 Management......       0.9          --       --       985.2       0.1     82.5        64.2        0.5        8.0        --
Corporate........       --           --       --         --        --      14.0         --         --        64.1        --
Eliminations.....       --           --       --         --        --      (1.1)        --         --       (11.5)       --
                     ------     --------   ------   --------  --------   ------    --------     ------     ------   --------
 Total...........    $965.5     $5,423.7   $846.8   $1,852.7  $1,980.5   $631.1    $1,764.0     $408.5     $493.9   $1,659.6
                     ======     ========   ======   ========  ========   ======    ========     ======     ======   ========

                                                                     Schedule IV

                        ALLMERICA FINANCIAL CORPORATION
                                  Reinsurance

                                  December 31,

                                                  Assumed            Percentage
                                       Ceded to    from              of amount
                               Gross     other     other      Net     assumed
                              amount   companies companies  amount     to net
                             --------- --------- --------- --------- ----------
                                               (In millions)
1999
Life insurance in force..... $41,393.1 $21,251.5  $374.2   $20,515.8    1.82%
                             ========= =========  ======   =========   =====
Premiums:
  Life insurance............ $    21.3 $    18.6  $  0.7   $     3.4   20.59%
  Accident and health
   insurance................      32.2      31.4     --          0.8     --
  Property and casualty
   insurance................   2,135.0     261.7    73.0     1,946.3    3.75%
                             --------- ---------  ------   ---------
Total premiums.............. $ 2,188.5 $   311.7  $ 73.7   $ 1,950.5    3.78%
                             ========= =========  ======   =========   =====
1998
Life insurance in force..... $44,790.9 $23,886.9  $555.4   $21,459.4    2.59%
                             ========= =========  ======   =========   =====
Premiums:
  Life insurance............ $    15.8 $    13.3  $  0.7   $     3.2   21.88%
  Accident and health
   insurance................      35.6      34.5     --          1.1     --
  Property and casualty
   insurance................   1,967.9      66.1    64.5     1,966.3    3.28%
                             --------- ---------  ------   ---------
Total premiums.............. $ 2,019.3 $   113.9  $ 65.2   $ 1,970.6    3.31%
                             ========= =========  ======   =========   =====
1997
Life insurance in force..... $44,902.9 $ 7,237.1  $308.9   $37,974.7    0.81%
                             ========= =========  ======   =========   =====
Premiums:
  Life insurance............ $    16.7 $    14.9  $  0.6   $     2.4   25.00%
  Accident and health
   insurance................      39.2      14.2     --         25.0     --
  Property and casualty
   insurance................   2,046.2     195.1   102.0     1,953.1    5.22%
                             --------- ---------  ------   ---------
Total premiums.............. $ 2,102.1 $   224.2  $102.6   $ 1,980.5    5.18%
                             ========= =========  ======   =========   =====

                                                                      Schedule V

                        ALLMERICA FINANCIAL CORPORATION
                       Valuation and Qualifying Accounts

                                  December 31,

                                           Additions
                                      -------------------
                                                          Deductions
                           Balance at Charged to Charged     from     Balance
                           beginning  costs and  to other allowance   at end
                           of period   expense   accounts  account   of period
                           ---------- ---------- -------- ---------- ---------
                                              (In millions)
1999
Mortgage loans............   $11.5      $(2.4)     $--      $ 3.3      $ 5.8
Allowance for doubtful
 accounts.................     5.4        5.6       --        5.2        5.8
                             -----      -----      ----     -----      -----
                             $16.9      $ 3.2      $--      $ 8.5      $11.6
                             =====      =====      ====     =====      =====
1998
Mortgage loans............   $20.7      $(6.8)     $--      $ 2.4      $11.5
Allowance for doubtful
 accounts.................     6.1        4.4       --        5.1        5.4
                             -----      -----      ----     -----      -----
                             $26.8      $(2.4)     $--      $ 7.5      $16.9
                             =====      =====      ====     =====      =====
1997
Mortgage loans............   $19.6      $ 2.5      $--      $ 1.4      $20.7
Real estate...............    14.9        6.0       --       20.9        --
Allowance for doubtful
 accounts.................     4.5        5.7       --        4.1        6.1
                             -----      -----      ----     -----      -----
                             $39.0      $14.2      $--      $26.4      $26.8
                             =====      =====      ====     =====      =====

                                                                    Schedule VI

                        ALLMERICA FINANCIAL CORPORATION
Supplemental Information Concerning Property and Casualty Insurance Operations

                       For the Years Ended December 31,

                                      Reserves   Discount,
                                         for      if any,
                          Deferred   losses and  deducted
                           policy       loss       from                  Net       Net
    Affiliation with     acquisition adjustment  previous   Unearned   premiums investment
       Registrant           costs    expenses(2) column(1) premiums(2)  earned    income
    ----------------     ----------- ----------- --------- ----------- -------- ----------
                                                   (In millions)
Consolidated Property
 and Casualty
 Subsidiaries
  1999..................   $167.3     $2,618.7     $--       $883.3    $1,946.3   $220.5
                           ======     ========     ====      ======    ========   ======
  1998..................   $164.9     $2,597.3     $--       $834.9    $1,966.3   $228.9
                           ======     ========     ====      ======    ========   ======
  1997..................   $167.2     $2,615.4     $--       $838.3    $1,953.1   $253.3
                           ======     ========     ====      ======    ========   ======

                                               Amortization    Paid
                          Losses and loss      of deferred    losses
                        adjustment expenses       policy     and loss    Net
                      ------------------------ acquisition  adjustment premiums
                      Current Year Prior Years   expenses    expenses  written
                      ------------ ----------- ------------ ---------- --------
  1999...............   $1,601.4     $(183.4)     $370.6     $1,499.1  $1,975.4
                        ========     =======      ======     ========  ========
  1998...............   $1,609.0     $(127.2)     $379.7     $1,514.9  $1,955.1
                        ========     =======      ======     ========  ========
  1997...............   $1,564.1     $(127.9)     $399.9     $1,507.2  $1,991.8
                        ========     =======      ======     ========  ========

--------
(1) The Company does not employ any discounting techniques.
(2) Reserves for losses and loss adjustment expenses are shown gross of $694.2 million, $591.7 million and $576.7 million of reinsurance recoverable on unpaid losses in 1999, 1998 and 1997, respectively. Unearned premiums are shown gross of prepaid premiums of $57.4 million, $37.9 million and $30.0 million in 1999, 1998 and 1997, respectively.