Form 10-Q
period 2000-03-31
ALLMERICA FINANCIAL CORP
filed 2000-05-15
CIK 944695

FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:   March 31, 2000

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 53,660,690 shares of common stock outstanding, as of May 1, 2000.

                                      31
            Total Number of Pages Included in This Document
                    Exhibit Index is on Page 31

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


  Item 1. Financial Statements

          Consolidated Statements of Income                        3
          Consolidated Balance Sheets                              4
          Consolidated Statements of Shareholders' Equity          5
          Consolidated Statements of Comprehensive Income          6
          Consolidated Statements of Cash Flows                    7
          Notes to Interim Consolidated Financial Statements    8-13

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations        14-27


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                        28


SIGNATURES                                                        29

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                         ALLMERICA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                      (Unaudited)
                                                  Three Months Ended
                                                        March 31,
(In millions, except per share data)                2000        1999
REVENUES
  Premiums                                        $ 497.5      $ 458.3
  Universal life and investment
    product policy fees                             102.5         82.9
  Net investment income                             142.3        154.3
  Net realized investment (losses) gains            (46.8)       131.8
  Other income                                       36.7         28.9
                                                   ------       ------
    Total revenues                                  732.2        856.2
                                                   ------       ------

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims, losses
    and loss adjustment expenses                    453.4        443.2
  Policy acquisition expenses                       117.1         92.7
  Other operating expenses                          120.0        117.8
                                                   ------       ------
    Total benefits, losses and expenses             690.5        653.7
                                                   ------       ------

  Income from continuing operations before
    federal income taxes                             41.7        202.5
                                                   ------       ------
  Federal income tax expense (benefit)
    Current                                          (6.7)        54.0
    Deferred                                         14.2         (6.3)
                                                   ------       ------
      Total federal income tax expense                7.5         47.7
                                                   ------       ------
  Income from continuing operations before
    minority interest                                34.2        154.8

  Minority interest:
    Distributions on mandatorily redeemable
      preferred securities of a subsidiary
      trust holding solely junior subordinated
      debentures of the Company                      (4.0)        (4.0)
                                                   ------       ------
  Income from continuing operations                  30.2        150.8

  Income from operations of discontinued
    business (less applicable income taxes of
    $1.7 for the quarter ended March 31, 1999)        -            3.3
                                                   ------       ------
  Net income                                      $  30.2      $ 154.1
                                                   ======       ======

PER SHARE DATA
  Basic
    Income from continuing operations             $  0.56      $  2.63

    Income from operations of discontinued
      business (less applicable income taxes
      of $0.03 for the quarter ended
      March 31, 1999)                                  -          0.06
                                                   ------       ------
    Net income                                    $  0.56      $  2.69
                                                   ======       ======
    Weighted average shares outstanding              53.9         57.3
                                                   ======       ======

  Diluted
    Income from continuing operations             $  0.56      $  2.61

    Income from operations of discontinued
      business (less applicable income taxes
      of $0.03 for the quarter ended
      March 31, 1999)                                  -          0.06
                                                   ------       ------
    Net income                                    $  0.56      $  2.67
                                                   ======       ======
    Weighted average shares outstanding              54.3         57.7
                                                   ======       ======

         The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)
                                                 March 31,      December 31,
(In millions, except per share data)               2000            1999
ASSETS
  Investments:
    Fixed maturities-at fair value
      (amortized cost of $7,342.2 and
      $7,095.0)                                 $  7,211.8      $  6,933.8
    Equity securities-at fair value
      (cost of $40.6 and $49.5)                       77.7            83.2
    Mortgage loans                                   506.6           521.2
    Policy loans                                     175.0           170.5
    Real estate and other long-term
      investments                                    176.6           180.0
                                                  --------        --------
        Total investments                          8,147.7         7,888.7
                                                  --------        --------
  Cash and cash equivalents                          302.7           442.2
  Accrued investment income                          126.8           134.7
  Deferred policy acquisition costs                1,442.2         1,386.8
  Reinsurance receivable on paid and unpaid
    losses, benefits and unearned premiums         1,276.7         1,279.9
  Deferred federal income taxes                      109.3           141.7
  Premiums, accounts and notes receivable, net       602.2           583.5
  Other assets                                       485.8           510.2
  Closed Block assets                                765.2           772.3
  Separate account assets                         18,595.5        17,629.6
                                                 ---------       ---------
    Total assets                                $ 31,854.1      $ 30,769.6
                                                 =========       =========


LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                      $  2,726.0      $  2,825.0
    Outstanding claims, losses and loss
      adjustment expenses                          2,833.3         2,838.6
    Unearned premiums                                920.7           890.2
    Contractholder deposit funds and other
      policy liabilities                           2,216.1         2,041.0
                                                  --------        --------
        Total policy liabilities and accruals      8,696.1         8,594.8
                                                  --------        --------
  Expenses and taxes payable                         772.9           795.5
  Reinsurance premiums payable                        64.3            73.0
  Trust instruments supported by funding
    obligations                                       77.9            50.6
  Short-term debt                                     48.1            45.0
  Long-term debt                                     199.5           199.5
  Closed Block liabilities                           833.0           842.1
  Separate account liabilities                    18,594.6        17,628.9
                                                  --------        --------
    Total liabilities                             29,286.4        28,229.4
                                                  --------        --------

  Minority interest:
    Mandatorily redeemable preferred
      securities of a subsidiary trust
      holding solely junior subordinated
      debentures of the Company                      300.0           300.0
                                                  --------        --------

  Commitments and contingencies  (Note 10)

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 20.0
    million shares authorized, none issued             -               -
  Common stock, $0.01 par value, 300.0
    million shares authorized, 60.4 million
    shares issued                                      0.6             0.6
  Additional paid-in capital                       1,761.5         1,770.5
  Accumulated other comprehensive income             (49.4)          (75.3)
  Retained earnings                                  912.4           882.2
  Treasury stock at cost (6.4 million and
    6.2 million shares)                             (357.4)         (337.8)
                                                  --------        --------
      Total shareholders' equity                   2,267.7         2,240.2
                                                  --------        --------
        Total liabilities and shareholders'
          equity                                $ 31,854.1      $ 30,769.6
                                                  ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     (Unaudited)
                                                  Three Months Ended
                                                       March 31,
(In millions)                                       2000         1999
PREFERRED STOCK
  Balance at beginning and end of period         $     -      $     -
                                                   -------      -------

COMMON STOCK
  Balance at beginning and end of period               0.6          0.6
                                                   -------      -------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period                   1,770.5      1,768.8
    Issuance of common stock                           -            0.6
    Unearned compensation related to
      restricted stock                                (9.0)         0.8
                                                   -------      -------
  Balance at end of period                         1,761.5      1,770.2
                                                   -------      -------

ACCUMULATED OTHER COMPREHENSIVE INCOME
  NET UNREALIZED APPRECIATION ON INVESTMENTS
    Balance at beginning of period                   (75.3)       180.5
      Net appreciation (depreciation) on
        available-for-sale securities                 39.9       (161.6)
      (Provision) benefit for deferred
        federal income taxes                         (14.0)        56.4
                                                   -------      -------
          Other comprehensive gain (loss)             25.9       (105.2)
                                                   -------      -------
    Balance at end of period                         (49.4)        75.3
                                                   -------      -------

RETAINED EARNINGS
  Balance at beginning of period                     882.2        599.9
    Net income                                        30.2        154.1
    Dividends to shareholders                          -            -
                                                   -------      -------
  Balance at end of period                           912.4        754.0
                                                   -------      -------

TREASURY STOCK
  Balance at beginning of period                    (337.8)       (91.2)
    Shares purchased at cost                         (30.5)      (121.4)
    Shares reissued at cost                           10.9          -
                                                   -------      -------
  Balance at end of period                          (357.4)      (212.6)
                                                   -------      -------

      Total shareholders' equity                 $ 2,267.7    $ 2,387.5
                                                   =======      =======

        The accompanying notes are an integral part of these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     (Unaudited)
                                                 Three Months Ended
                                                      March 31,
(In millions)                                       2000         1999

Net income                                        $  30.2       $ 154.1

Other comprehensive income
  Net appreciation (depreciation) on
    available-for-sale securities                    39.9        (161.6)
  (Provision) benefit for deferred
    federal income taxes                            (14.0)         56.4
                                                   ------        ------
      Other comprehensive income (loss)              25.9        (105.2)
                                                   ------        ------
Comprehensive income                              $  56.1       $  48.9
                                                   ======        ======


        The accompanying notes are an integral part of these consolidated financial statements.

                          ALLMERICA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (Unaudited)
                                                    Three Months Ended
                                                         March 31,
(In millions)                                        2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $    30.2     $   154.1
  Adjustments to reconcile net income to net
  cash (used in) provided by operating
  activities:
  Net realized losses (gains)                         47.1        (132.2)
  Net amortization and depreciation                    7.7           8.8
  Deferred federal income taxes                       18.7          (6.3)
  Change in deferred acquisition costs               (53.1)        (52.8)
  Change in premiums and notes receivable,
    net of reinsurance payable                       (27.3)         (7.5)
  Change in accrued investment income                  7.5           2.6
  Change in policy liabilities and
    accruals, net                                   (117.4)         46.7
  Change in reinsurance receivable                     3.1         (67.6)
  Change in expenses and taxes payable               (27.7)         48.6
  Separate account activity, net                      (0.1)         47.4
  Other, net                                           8.3          (3.8)
                                                  --------      --------
      Net cash (used in) provided by
        operating activities                        (103.0)         38.0
                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals and maturities of
   available-for-sale fixed maturities               867.6         531.0
  Proceeds from disposals of equity securities         8.8         352.6
  Proceeds from disposals of other investments         4.8          14.9
  Proceeds from mortgages matured or collected        24.6          29.7
  Purchase of available-for-sale fixed
    maturities                                    (1,167.5)       (978.6)
  Purchase of equity securities                       (0.1)        (48.1)
  Purchase of other investments                      (18.0)        (16.3)
  Capital expenditures                                (2.4)         (8.7)
                                                  --------      ---------
      Net cash used in investing activities         (282.2)       (123.5)
                                                  --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to
    contractholder deposit funds                     602.2         697.3
  Withdrawals from contractholder deposit
    funds                                           (391.9)       (418.1)
  Change in trust instruments supported by
    funding obligations                               27.3           -
  Change in short-term debt                            3.1        (136.5)
  Proceeds from issuance of common stock               -             0.5
  Treasury stock purchased at cost                   (30.5)       (121.4)
  Treasury stock reissued at cost                     10.9           -
                                                  --------      --------
      Net cash provided by financing activities      221.1          21.8
                                                  --------      --------

Net change in cash and cash equivalents             (164.1)        (63.7)
Net change in cash held in the Closed Block           24.6           8.5
Cash and cash equivalents, beginning of period       442.2         550.3
                                                  --------      --------
Cash and cash equivalents, end of period         $   302.7     $   495.1
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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1999 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

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

3. Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters ("AGU") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During the third quarter of 1998, the Company ceased writing new premium in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. The Company also recorded a $30.5 million loss, net of taxes, on the disposal of this segment, including $13.8 million of after tax losses generated after the June 30, 1999 measurement date. In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver and received consideration of $22.0 million, based on renewal rights for existing policies. Additional consideration may be received in 2001, based on premium in force as of March, 2001. However, existing policy obligations remain with the Company.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At March 31, 2000, the discontinued segment had assets of approximately $560.9 million consisting primarily of invested assets, premiums and fees receivable, and reinsurance recoverables, and liabilities of approximately $501.8 million consisting primarily of policy liabilities. Revenues for the discontinued operations were $77.7 million and $97.8 million for the quarters ended March 31, 2000 and 1999, respectively.

4. Significant Transactions

As of March, 31, 2000, the Company has repurchased approximately $361.6 million, or approximately 6.7 million shares of its common stock under programs authorized by the Board of Directors (the "Board"). As of March 31, 2000, The Board had authorized total stock repurchases of $500.0 million, leaving approximately $138.4 million available to the Company for future repurchases.

Effective January 1, 1999, the Company entered into a Whole Account Aggregate Excess of Loss reinsurance agreement. The reinsurance agreement provided accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business, and was subject to cancellation or commutation annually at the Company's option. The program covered losses and allocated loss adjustment expenses ("LAE"), including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate coverage limits for losses and allocated
LAE are $150.0 million and $300.0 million, respectively. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized a net benefit of $15.9 million for the year ended December 31, 1999, based on annual estimates of losses and allocated loss adjustment expenses for accident year 1999. There has been no material effect on operating results in 2000. In accordance with the provisions of this contract, the Company has exercised its option to cancel this contract effective January 1, 2000. No significant benefit or loss was recognized in the first quarter of 2000. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.

5. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2000 and 1999, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

6. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statement of Comprehensive Income:


                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31,
(In millions)                                          2000          1999
Unrealized gains (losses) on securities:
  Unrealized holding losses arising during period
    (net of taxes (benefit) of $1.0 million and
    $(26.2) million in 2000 and 1999)                $  (11.2)    $  (11.3)
  Less:  reclassification adjustment for (losses)
    gains included in net income (net of (benefit)
    taxes of $(13.0) million and $30.2 million in
    2000 and 1999)                                      (37.1)        93.9
                                                      -------      -------
Other comprehensive income (loss)                    $   25.9     $ (105.2)
                                                      =======      =======

7. Closed Block

Included in other income in the Consolidated Statements of Income in the first three months of 2000 and 1999 is a net pre-tax contribution from the Closed Block of $3.2 million and $4.6 million, respectively. Summarized financial information of the Closed Block is as follows:

                                                 (Unaudited)
                                                   March 31,   December 31,
(In millions)                                        2000         1999
ASSETS
  Fixed maturities-at fair value (amortized
    cost of $406.3 and $387.4)                    $  390.9      $  372.9
  Mortgage loans                                     135.3         136.3
  Policy loans                                       197.6         201.1
  Cash and cash equivalents                            -            22.6
  Accrued investment income                           14.4          14.0
  Deferred policy acquisition costs                   12.0          13.1
  Other assets                                        15.0          12.3
                                                   -------       -------
    Total assets                                  $  765.2      $  772.3
                                                   =======       =======

LIABILITIES
  Policy liabilities and accruals                 $  825.7      $  835.2
  Other liabilities                                    7.3           6.9
                                                   -------       -------
    Total liabilities                             $  833.0      $  842.1
                                                   =======       =======

                                                        (Unaudited)
                                                        Three Months
                                                           Ended
                                                          March 31,
(In millions)                                         2000           1999
REVENUES
  Premiums                                        $   26.0       $   27.2
  Net investment income                               13.2           13.1
  Net realized investment (losses) gains              (0.3)           0.8
                                                   -------        -------
    Total revenues                                    38.9           41.1
                                                   -------        -------

BENEFITS AND EXPENSES
  Policy benefits                                     34.8           35.5
  Policy acquisition expenses                          0.6            0.5
  Other operating expenses                             0.3            0.5
                                                   -------        -------
    Total benefits and expenses                       35.7           36.5
                                                   -------        -------

      Contribution from the Closed Block          $    3.2       $    4.6
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

8. Segment Information

The Company offers financial products and services in two major areas: Risk Management and Asset Accumulation. Within these broad areas, the Company conducts business principally in three operating segments. These segments are Risk Management, Allmerica Financial Services and Allmerica Asset Management. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company's reportable segments is included below.

The Risk Management Segment manages its products through three distribution channels identified as Standard Markets, Sponsored Markets, and Specialty Markets. Standard Markets consists of the aggregate operating results for the three channels previously characterized as Hanover North, Hanover South and Citizens Midwest. Maintaining a strong regional focus, Standard Markets sells property and casualty insurance products through independent agents and brokers primarily in the Northeast, Midwest and Southeast United States. Sponsored Markets offers products to members of affinity groups and other organizations. This distribution channel also focuses on worksite distribution, which offers discounted property and casualty (automobile and homeowners) insurance through employer sponsored programs. Specialty Markets offers specialty or program business nationwide. This channel focuses on niche classes of risks and leverages specific underwriting processes.

During the second quarter of 1999, the Company approved a plan to exit its group life and health business, consisting of its EBS business, its AGU business and its reinsurance pool business. Results of operations from this business, relating to both the current and the prior periods, have been segregated and reported as a component of discontinued operations in the Consolidated Statements of Income. Operating results from this business were previously reported in the Sponsored Markets and Specialty Markets distribution channels. Prior to 1999, results of the group life and health business were included in the Corporate Risk Management Services segment, while all other Risk Management business was reflected in the Property and Casualty segment.

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products distributed via retail channels as well as group retirement products, such as defined benefit and 401(k) plans and tax-sheltered annuities distributed to institutions. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in Guaranteed Investment Contracts ("GICs"), such as short term and long term funding agreements. Short term funding agreements are investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. Long term funding agreements are investment contracts issued to various businesses or charitable trusts, which are used to support debt issued by the trust to foreign and domestic institutional buyers, such as banks, insurance companies, and pension plans. These funding agreements have long maturities and may be issued a with a fixed or variable interest rates based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients. Income in the Allmerica Asset Management segment is generated by interest margins earned on the Company's GICs, as well as investment advisory fees earned on assets under management.

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

Management evaluates the results of the aforementioned segments based on a pre-tax and minority interest basis. Segment income is determined by adjusting net income for net realized investment gains and losses, net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of segment income, which excludes these items, enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments for the periods indicated.

                                                            (Unaudited)
                                                        Three Months Ended
                                                             March 31,
(In millions)                                            2000          1999
Segment revenues:
  Risk Management                                     $  557.5     $  521.3
                                                       -------      -------
  Asset Accumulation:
    Allmerica Financial Services                         228.3        204.7
    Allmerica Asset Management                            29.3         34.3
                                                       -------      -------
      Subtotal                                           257.6        239.0
                                                       -------      -------
  Corporate                                                1.0          1.2
  Intersegment revenues                                   (1.1)        (1.4)
                                                       -------      -------
    Total segment revenues including Closed Block        815.0        760.1
Adjustments to segment revenues:
  Adjustment for Closed Block                            (36.0)       (35.7)
  Net realized (losses) gains                            (46.8)       131.8
                                                       -------      -------
    Total revenues                                    $  732.2     $  856.2
                                                       =======      =======

Segment income (loss) before federal income taxes
  and minority interest:
  Risk Management                                     $   43.1     $   29.8
  Asset Accumulation:
    Allmerica Financial Services                          54.4         48.9
    Allmerica Asset Management                             5.1          5.7
                                                       -------      -------
      Subtotal                                            59.5         54.6
                                                       -------      -------
  Corporate                                              (14.5)       (16.0)
                                                       -------      -------
    Segment income before federal income taxes and
      minority interest                                   88.1         68.4
Adjustments to segment income:
  Net realized investment (losses) gains, net of
    amortization                                         (46.4)       134.1
                                                       -------      -------
    Income from continuing operations before
      federal income taxes and minority interest      $   41.7     $  202.5
                                                       =======      =======


                              Identifiable Assets      Deferred Acquisition
                                                             Costs
                                  (Unaudited)              (Unaudited)
                             March 31,  December 31,  March 31,  December 31,
(In millions)                   2000        1999         2000        1999
Risk Management              $ 5,924.7   $ 5,869.0    $   176.4   $   173.3
                              --------    --------     --------    --------
Asset Accumulation
  Allmerica Financial
    Services                  24,250.2    23,435.7      1,265.5     1,213.1
  Allmerica Asset Management   1,635.6     1,387.6          0.3         0.4
                              --------     --------     --------    --------
    Subtotal                  25,885.8    24,823.3      1,265.8     1,213.5
Corporate                         43.6        77.3          -           -
                              --------    --------     --------     -------
  Total                      $31,854.1   $30,769.6    $ 1,442.2   $ 1,386.8
                              ========    ========     ========    ========


9. Earnings Per Share

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

                                                           (Unaudited)
                                                          Quarter Ended
                                                            March 31,
(In millions, except per share data)                    2000         1999

Basic shares used in the calculation of
  earnings per share                                    53.9         57.3
Dilutive effect of securities:
    Employee stock options                               0.2          0.3
    Non-vested stock grants                              0.2          0.1
                                                       -----        -----
Diluted shares used in the calculation
  of earnings per share                                 54.3         57.7
                                                       =====        =====

Per share effect of dilutive securities on
  income from continuing operations                   $  -         $ 0.02
                                                       =====        =====
Per share effect of dilutive securities on
  net income                                          $  -         $ 0.02
                                                       =====        =====

10. Commitments and Contingencies

Litigation

In 1997, a lawsuit on behalf of a putative class was instituted against the Company alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In November 1998, the Company and the plaintiffs entered into a settlement agreement and in May, 1999, the Federal District Court in Worcester, Massachusetts approved the settlement agreement and certified the class for this purpose. AFC recognized a $31.0 million pre-tax expense in 1998 related to this litigation. Although the Company believes that this expense reflects appropriate recognition of its obligation under the settlement, this estimate assumes the availability of insurance coverage for certain claims, and the estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers, and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

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

                                  PART I
                                  ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the interim consolidated results of operations and financial condition of the Company should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere herein and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1999 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of AFC; First Allmerica Financial Life Insurance Company ("FAFLIC"); its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"); Allmerica Asset Management, Inc. ("AAM," a wholly-owned non-insurance subsidiary of AFC); Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C," a wholly-owned non-insurance subsidiary of AAM); The Hanover Insurance Company ("Hanover," a wholly-owned subsidiary of Allmerica P&C); Citizens Corporation (a wholly-owned non-insurance subsidiary of Hanover); Citizens Insurance Company of America ("Citizens," a wholly-owned subsidiary of Citizens Corporation) and certain other insurance and non-insurance subsidiaries.



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

The Risk Management Segment manages its products through three distribution channels identified as Standard Markets, Sponsored Markets, and Specialty Markets. Standard Markets consists of the aggregate operating results for the three channels previously characterized as Hanover North, Hanover South and Citizens Midwest. Maintaining a strong regional focus, Standard Markets sells property and casualty insurance products through independent agents and brokers primarily in the Northeast, Midwest and Southeast United States. Sponsored Markets offers products to members of affinity groups and other organizations. This distribution channel also focuses on worksite distribution, which offers discounted property and casualty (automobile and homeowners) insurance through employer sponsored programs. Specialty Markets offers specialty or program business nationwide. This channel focuses on niche classes of risks and leverages specific underwriting processes.

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products distributed via retail channels as well as group retirement products, such as defined benefit and 401(k) plans and tax-sheltered annuities distributed to institutions. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in Guaranteed Investment Contracts ("GICs") such as short term and long term funding agreements. Short term funding agreements are investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. Long term funding agreements are investment contracts issued to various business or charitable trusts, which are used to support debt issued by the trust to foreign and domestic institutional buyers, such
as banks, insurance companies, and pension plans.   These funding agreements
have long maturities and may be issued with a fixed or variable interest rate based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients.

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


Results of Operations

Consolidated Overview

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

The Company's consolidated net income for the first quarter decreased $123.9 million, or 80.4%, to $30.2 million, compared to the same period in 1999.
The reduction in net income resulted from net realized investment losses, net of taxes, of $36.2 million in the first quarter of 2000, compared to net realized investment gains, net of taxes, of $99.5 million in the same period of the prior year, partially offset by increase in segment income, discussed below. Net income includes certain items which management believes are not indicative of overall operating trends, such as net realized investment gains and losses, net gains and losses on disposals of businesses, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of "Adjusted Net Income", which excludes these items, enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, adjusted net income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

For purposes of assessing each segment's contribution to adjusted net income, management evaluates the results of these segments on a pre-tax and minority interest basis. The following table reflects each segment's contribution to adjusted net income and reconciliation to consolidated net income as adjusted for these items.



                                                     (Unaudited)
                                                 Three Months Ended
                                                      March 31,
(In millions)                                      2000      1999

Segment income (loss) before federal
  income taxes and minority interest:
    Risk Management                               $  43.1   $  29.8
                                                   ------    ------
    Asset Accumulation
      Allmerica Financial Services                   54.4      48.9
      Allmerica Asset Management                      5.1       5.7
                                                   ------    ------
      Subtotal                                       59.5      54.6
    Corporate                                       (14.5)    (16.0)
                                                   -------   ------
      Segment income before federal income
        taxes and minority interest                  88.1      68.4

    Federal income taxes on segment income          (17.7)    (13.1)
    Minority interest on preferred dividends         (4.0)     (4.0)
                                                   ------    ------
Adjusted net income                                  66.4      51.3
Adjustments (net of taxes, minority interest
  and amortization, as applicable):
   Net realized investment (losses) gains           (36.2)     99.5
                                                   ------    ------
Income from continuing operations                    30.2     150.8
  Discontinued operations:
   Income from operations of discontinued group
    life and health business (net of applicable
    taxes)                                            -         3.3
                                                   ------    ------
Net income                                        $  30.2   $ 154.1
                                                   ======    ======

The Company's segment income before taxes and minority interest increased $19.7 million, or 28.8%, to $88.1 million in the first quarter of 2000.
This increase is attributable to increased income of $13.3 million from the Risk Management segment, increased income from the Asset Accumulation group of $4.9 million, and a decreased loss of $1.5 million in the Corporate segment. The increase in the Risk Management segment was primarily attributable to decreased catastrophe losses of $28.5 million, partially offset by the absence of a 1999 favorable impact of $19.9 million related to the whole account aggregate excess of loss reinsurance treaty ("aggregate excess of loss reinsurance treaty") entered into in the first quarter of 1999. In addition, other operating expenses decreased $2.7 million, net of a $5.1 million favorable impact from the aforementioned aggregate excess of loss treaty. In accordance with the provisions of this contract, the Company exercised its option to cancel this contract effective January 1, 2000. Allmerica Financial Services increased $5.5 million, principally due to higher asset-based fee income driven by growth in the variable annuity and variable universal life product lines, net of related expenses. The operating loss in the Corporate segment decreased primarily due to lower corporate overhead costs. These items were partially offset by a decrease in the Allmerica Asset Management segment income of $0.6 million principally due to decreassed interest margins on GICs,partially offset by growth in income from assets under management.

The effective tax rate for segment income was 20.1% for the first quarter of 2000 compared to 19.2% for the first quarter of 1999. The increase in the tax rate was principally driven by a decrease in tax exempt investment income.

Net realized losses on investments, after taxes, were $36.2 million in the first quarter of 2000, resulting from losses on sales of fixed maturities. These losses relate principally to sales of $437.8 million of fixed income securities in the Risk Management portfolios in order to increase yields.
In addition, the Company recognized $7.7 million in pre-tax realized losses due to impairments of fixed maturities.During the first quarter of 1999, net realized gains on investments, after taxes, and minority interest of $99.3 million resulted primarily from $101.9 million of net realized gains from sales of $310.0 million of equity securities. This was partially offset by net realized losses on fixed maturities of $9.1 million, including losses of $16.8 million from impairments.

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

Risk Management

The following table summarizes the results of operations for the Risk Management segment:

                                                     (Unaudited)
                                                  Three Months Ended
                                                       March 31,
(In millions)                                       2000         1999
Revenues
  Net premiums earned                             $ 497.0      $ 457.6
  Net investment income                              55.2         58.4
  Other income                                        5.3          5.3
                                                   ------       ------
    Total operating revenue                         557.5        521.3

Losses and operating expenses
  Policy benefits, claims, losses
    and loss adjustment expenses <FN1>              375.7        353.7
  Policy acquisition expenses                        92.1         88.5
  Other operating expenses                           46.6         49.3
                                                   ------       ------
    Total losses and operating expenses             514.4        491.5
                                                   ------       ------

Segment income                                    $  43.1      $  29.8
                                                   ======       ======

<FN1>
Includes policyholders' dividends of $2.7 million and $4.2 million for the quarters ended March 31, 2000 and 1999, respectively.


Three Months Ended March 31, 2000 Compared to Three Months Ended
March 31, 1999

Premium
Risk Management's net premiums earned increased $39.4 million, or 8.6%, to $497.0 million during the first quarter of 2000. First quarter 1999 results reflected a $25.4 million decrease in net premiums earned, resulting from cessions under the aggregate excess of loss reinsurance treaty. Excluding the impact of the reinsurance treaty, net premiums earned increased $14.0 million, or 2.9%. This is primarily attributable to increases of $5.8 million, or 12.8%, $3.3 million, or 7.0%, and $2.9 million, or 4.1% in the workers' compensation, commercial automobile, and commercial multiple peril lines, respectively. The increase in the workers' compensation line is the result of an increase of 4.4% in policies in force since March 31, 1999 and a 3.6% rate increase over prior year. In addition, commercial automobile rates increased 3.3% over prior year and policies in force increased 3.0% since March 31, 1999. The increase in the commercial multiple peril line is primarily the result of an increase of 4.1% in policies in force since March
31, 1999. Also, homeowners' earned premium increased $2.3 million, or 3.6%, resulting primarily from a 3.3% rate increase in the state of Michigan since
March 31, 1999.  Partially offsetting these increases is a $1.2 million, or
 .5%, decrease in personal automobile earned premiums as a result of a 7.3% rate decrease in the state of Michigan offset by an 8.0% increase in policies in forces in the Northeast since March 31, 1999.

Segment Income
Risk Management's segment income increased $13.3 million, or 44.6%, to $43.1 million in the first quarter of 2000. A net benefit of $19.9 million is included in 1999 segment income as a result of the aggregate excess of loss reinsurance treaty. Excluding the impact from this treaty, the total improvement of $33.2 million in segment income is primarily attributable to a $28.5 million decrease in catastrophe losses to $15.2 million for the first quarter of 2000, compared to $43.7 million for the same period in 1999. In addition, other operating expenses decreased $2.7 million, net of a $5.1 million favorable impact from the aforementioned aggregate excess of loss treaty. This decrease is primarily the result of continued efficiencies gained through consolidation of underwriting processes. Partially offsetting these favorable items is a $3.2 million decrease in net investment income to $55.2 million, primarily due to a decrease in average invested assets.

The following table summarizes the results of operations for the distribution channels of the Risk Management segment. Operating results for the distribution channels represent statutory underwriting profit (loss).
Statutory underwriting results differ from GAAP underwriting results primarily due to the deferral and amortization of certain expenses. Segment income represents the aggregate of statutory underwriting results, GAAP net investment income, other income and expenses, and other statutory to GAAP adjustments.


                                              (Unaudited)
                                   Three Months Ended March 31, 2000
                            Standard  Sponsored Specialty
(In millions)                Markets   Markets   Markets    Other       Total

Statutory underwriting
 (loss) profit               $ (18.3)  $   2.0   $  (1.3)  $  (2.4)  $ (20.0)
                             --------------------------------------
Reconciliation to segment
 income:
  Net investment income                                                 55.2
  Other income and
   expenses, net                                                         2.6
  Other Statutory to GAAP
    adjustments                                                          5.3
                                                                     --------
Segment income                                                       $  43.1
                                                                     ========
Statutory net
 premiums written            $ 369.2   $ 151.6   $   6.4   $   0.3   $ 527.5
                             ------------------------------------------------
Statutory combined
 ratio <FN1>                   103.7      96.6     120.3       N/M     102.5

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

                                            (Unaudited)
                                 Three Months Ended March 31, 2000
                            Standard  Sponsored Specialty
(In millions)               Markets   Markets   Markets     Other     Total
Statutory underwriting
 (loss)                     $ (22.7)  $  (5.1)  $  (0.1)  $  (1.1)  $ (29.0)
                            ----------------------------------------
Reconciliation to
 segment income:
  Net investment income                                                58.4
  Other income and
   expenses, net                                                        1.9
  Other Statutory
   to GAAP adjustments                                                 (1.5)
                                                                    --------
Segment income                                                      $  29.8

Statutory net
 premiums written           $ 338.1   $ 127.7   $  11.4   $   0.4   $ 477.6
                            ------------------------------------------------
Statutory combined
 ratio <FN1>                  105.4     102.9     108.5       N/M     105.1

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

N/M - Not meaningful

Standard Markets
Standard Markets' net premiums written increased $31.1 million, or 9.2%, to $369.2 million for the first quarter of 2000. First quarter 1999 results reflected a $12.9 million decrease in net premiums written, resulting from cessions under the aforementioned aggregate excess of loss agreement. Excluding the impact from this treaty, net premiums written increased $18.2 million, or 5.2%, resulting from increases of $5.8 million, or 12.4%, $4.7 million, or 6.7%, and $4.2 million, or 8.4%, in the commercial automobile, commercial multiple peril, and workers' compensation lines, respectively. The increase in the commercial automobile line is primarily the result of a 9.0% rate increase in the state of Michigan and an increase of 3.2% in policies in force since March 31, 1999. In addition, commercial multiple peril and workers' compensation policies in force increased 4.7% and 3.2%, respectively, over prior year. Rate increases of 17.2% and 2.6% in the states of Illinois and Michigan, respectively, also contributed to increased workers' compensation net premiums written in the first quarter 2000. Also, net premiums written increased $2.9 million, or 9.4%, and $0.7 million, or 0.5%, for the first quarter of 2000 in the homeowners' and personal automobile lines, respectively. The increase in the homeowners' line is the result of a 3.3% rate increase in the state of Michigan and a 2.1% increase in policies in force in the Northeast since March 31, 1999. Personal automobile net premiumss written increased primarily as a result of a 1.0% rate increase in the state of Massachusetts over the same period in 1999.

Standard Markets' underwriting results improved $4.4 million, or 19.4%, to an underwriting loss of $18.3 million for the first quarter of 2000. A net benefit of $10.3 million is included in 1999 underwriting results relating to the aggregate excess of loss reinsurance treaty. Excluding the impact from this treaty, the total improvement of $14.7 million in underwriting results is primarily attributable to a $9.8 million decrease in catastrophe losses to $14.7 million for the first quarter of 2000, compared to $24.5 million for the same period in 1999. In addition, an increase in favorable development on prior years' loss reserves in the commercial automobile line, and improved current year claims severity in the personal automobile line contributed to the improvement in underwriting results. Partially offsetting these favorable items is an increase in current year claims' frequency in the workers' compensation line.


Sponsored Markets
Sponsored Markets' net premiums written increased $23.9 million, or 18.7%, to $151.6 million for the first quarter of 2000. First quarter 1999 results reflected a $12.3 million decrease in net premiums written, resulting from cessions under the aforementioned aggregate excess of loss agreement. Excluding the impact of this treaty, net premiums written increased $11.6 million, or 8.3%, primarily attributable to an $8.0 million, or 6.6%, increase in the personal automobile line. This is primarily the result of an increase of 3.4% in policies in force over the same period in 1999 and the aforementioned rate increase in Massachusetts. In addition, homeowners' net premiums written increased $1.8 million, primarily attributable to a 4.6% increase in policies in force and the aforementioned rate increase in Michigan.

Sponsored Markets' underwriting results improved $7.1 million to an underwriting profit of $2.0 million for the first quarter of 2000. A net benefit of $9.6 million is included in 1999 underwriting results as a result of the aggregate excess of loss reinsurance treaty. Excluding the impact from this treaty, the total improvement of $16.7 million in underwriting results is primarily attributable to an $18.7 million decrease in catastrophe losses to $0.5 million in the first quarter of 2000, compared to $19.2 million for the same period in 1999. Partially offsetting the decrease in catastrophe losses is an increase in non-catastrophe current year claims' severity in the homeowners' line.


Specialty Markets
Specialty Markets' net premiums written decreased $5.0 million, or 43.9%, to $6.4 million for the first quarter of 2000. This decrease is primarily attributable to an increase in ceded premiums written as a result of greater
utilization of reinsurance.   In addition, commercial multiple peril
policies in force experienced a 10.7% reduction since March 31, 1999. The Company continually assesses the profitability of each individual program and exits programs that do not meet established guidelines.

Specialty Markets' underwriting results deteriorated $1.2 million to an underwriting loss of $1.3 million for the first quarter of 2000. The deterioration in underwriting results is primarily the result of an increase in current year claims' frequency in the commercial automobile line.


Investment Results
Net investment income before tax was $55.2 million and $58.4 million in the first quarter of 2000 and 1999, respectively. This primarily reflects a reduction in average invested assets of $359.9 million, or 8.9%, to $3,697.8 million in 2000, compared to $4,057.7 million in 1999. This reduction in average invested assets is due to transfers of cash and securities of $350.0 million to the corporate segment during the second quarter of 1999. Average pre-tax yields on debt securities increased to 6.7% in 2000, compared to 6.6% for 1999.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

                                                         (Unaudited)
                                                     Three Months Ended
                                                          March 31,
(In millions)                                         2000           1999

Reserve for losses and LAE, beginning of period     $ 2,615.9     $ 2,597.3
  Incurred losses and LAE, net of reinsurance
    recoverable:
    Provision for insured events of current year        416.7         397.0
    Decrease in provision for insured events of
      prior years                                       (43.7)        (46.7)
                                                     --------      --------
  Total incurred losses and LAE                         373.0         350.3
                                                     --------      --------
  Payments, net of reinsurance recoverable:
    Losses and LAE attributable to insured events
      of current year                                   119.5         139.3
    Losses and LAE attributable to insured events
      of prior years                                    246.7         229.5
                                                     --------      --------
  Total payments                                        366.2         368.8
                                                     --------      --------
  Change in reinsurance recoverable on unpaid
    losses                                                2.0          34.6
                                                     --------      --------
Reserve for losses and LAE, end of period           $ 2,624.7     $ 2,613.4
                                                     ========      ========


As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $43.7 million and $46.7 million for the first three months ended March 31, 2000 and 1999, respectively, reflecting favorable development on reserves for both losses and loss adjustment expenses.

Favorable development on prior years' loss reserves was $29.0 million and $27.8 million for the three months ended March 31, 2000 and 1999, respectively. This increase of $1.2 million is primarily due to improved personal automobile results in the Northeast and commercial automobile results in Michigan. Favorable development on prior year's loss adjustment expense reserves was $14.7 million and $18.9 million for the first quarters in 2000 and 1999, respectively. This favorable development in both periods is primarily attributable to claims process improvement initiatives taken by the Company over the past three years.

This favorable development reflects the Company's reserving philosophy consistently applied over these periods. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on the Company varies by product. Property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses are known. Consequently, the Company attempts, in establishing rates, to anticipate the potential impact of inflation in the projection of ultimate costs. The impact of inflation has been relatively insignificant in recent years. However, inflation could contribute to increased losses and LAE in the future.

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

Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. In 1999, the Company retained $45.0 million of loss per occurrence, 10% of all aggregate loss amounts in excess of $45.0 million up to $230.0 million and all amounts in excess of $230.0 million under its catastrophe reinsurance program. Effective January 1, 2000, the Company retains $45.0 million of loss per hurricane occurrence and $25.0 million of loss per occurrence for all other exposures, 10% of all aggregate loss amounts in excess of $45.0 million, or $25.0 million for non-hurricane losses, up to $65.0 million, 20% of all aggregate loss amounts in excess of $65.0 million up to $230.0 million and all amounts in excess of $230.0 million under its catastrophe per occurrence reinsurance program. Additionally, effective January 1, 2000, the Company purchased a property catastrophe aggregate treaty which provides for 80% of $50.0 million in the annual aggregate excess of $60.0 million in the annual for catastrophe losses as defined by the Company. The Company's retention will be calculated cumulatively, in the aggregate, on a quarterly basis with the aggregate losses comprised of all catastrophe losses that exceed $0.5 million each and every loss occurrence. The maximum contribution from any one-loss occurrence for the purposes of calculating the aggregate retention will be $25.0 million.

Under the Company's casualty reinsurance program, the reinsurers are responsible for 43% of the amount of each loss in excess of $0.5 million per occurrence up to $0.5 million and 100% of the amount of each loss in excess of $1.0 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Amounts in excess of $60.5 million, in the workers' compensation line, are retained 100% by the Company, while amounts in excess of $30.5 million, in the general liability line, are retained 100% by the Company.

Effective January 1, 1999, the Company entered into a Whole Account Aggregate Excess of Loss reinsurance. The reinsurance agreement provided accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business, and is subject to cancellation or commutation annually at the Company's option. The program covered losses and allocated loss adjustment expenses ("LAE"), including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate coverage limits for losses and allocated LAE were $150.0 million and $300.0 million, respectively. The effect of this agreement on results of operations in each reporting period was based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized a net benefit of $15.9 million for the year ended December 31, 1999, based on annual estimates of losses and allocated loss adjustment expenses for accident year 1999. There has been no material effect on operating results in 2000. In accordance with the provisions of this contract, the Company has exercised its option to cancel this contract effective January 1, 2000. No significant benefit or loss was recognized in the first quarter of 2000. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.

The Company, in the Risk Management segment, is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangement include the Massachusetts Commonwealth Automobile Reinsurers (CAR) and the Michigan Catastrophic Claims Association (MCCA).

Asset Accumulation

Allmerica Financial Services

The following table summarizes the results of operations, including the Closed Block, for the Allmerica Financial Services segment for the periods indicated.

                                                       (Unaudited)
                                                   Three Months Ended
                                                        March 31,
(In millions)                                       2000          1999
Segment  revenues
  Premiums                                       $  26.5       $  27.9
  Fees                                             102.5          82.9
  Investment and other income                       99.3          93.9
                                                  ------        ------
Total segment revenues                             228.3         204.7

Policy benefits, claims and losses                  90.7          98.4
Policy acquisition and other operating expenses     83.2          57.4
                                                  ------        ------

Segment income                                   $  54.4       $  48.9
                                                  ======        ======

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

Segment income increased $5.5 million, or 11.2%, to $54.4 million in the first quarter of 2000. This increase is primarily attributable to higher asset-based fee income driven by growth in the variable annuity and variable universal life product lines, partially offset by higher policy acquisition and other operating expenses.

Segment revenues increased $23.6 million, or 11.5%, in 2000 primarily due to increased fees and other income. Fee income from annuities and individual variable universal life policies increased $18.4 million, or 30.8%, in the first quarter of 2000 primarily due to market appreciation and additional deposits. Market appreciation generated approximately $10.6 million of this growth, while new deposits and surrender charges generated approximately $4.0 million and $3.8 million, respectively. The growth in annuity deposits resulted from the introduction of a "bonus" product in the fourth quarter of 1999, which provides cash back to the policyholder in the form of a credit applied to the policyholder's account value. Sales of bonus annuities, which totaled $339.5 million in the first quarter of 2000, were partially offset by a decrease in traditional annuity sales at two specific third party mutual fund advisors within the broker-dealer and financial planner distribution channels. In addition, investment and other income increased $5.4 million primarily due to higher investment management fees and brokerage income resulting from appreciation and growth in variable product assets under management. These increases were partially offset by a $3.6 million decline in net investment income principally due to lower mortgage loan and partnership income. Additionally, net investment income declined due to a reduction in average invested assets resulting from transfers to the separate accounts in the annuity and group retirement product lines, as well as cancellations of certain accounts in the group retirement business.

Policy benefits, claims and losses decreased $7.7 million, or 7.8%, to $90.7 million in the first quarter of 2000. This decrease is primarily attributable to the absence of a $5.4 million mortality reserve established in the variable annuity line of business during the first quarter of 1999. In addition, lower policy benefits resulted from a reduction in policies in force in the universal life product line, as well as decreased interest credited due to the aforementioned transfers to the separate accounts and cancellations in the group retirement business.

Policy acquisition and other operating expenses increased $25.8 million, or 44.9%, in the first quarter of 2000. This increase primarily reflects the absence of a one-time increase to the deferred acquisition cost asset of $13.5 million in 1999 resulting from the implementation of an enhanced valuation system for the annuity line of business. Also, the increase in policy acquisition and other operating expenses reflects growth in the individual variable annuity, variable universal life, and brokerage and investment management product lines. Policy acquisition costs in 2000 include additional amortization of approximately $3.5 million related to increased surrenders.

Statutory Premiums and Deposits

The following table sets forth statutory premiums and deposits by product for the Allmerica Financial Services segment.


                                                  Unaudited
                                             Three Months Ended
                                                  March 31,
(In millions)                                2000           1999
Insurance:
  Traditional life                       $    29.8      $    31.4
  Universal life                              17.9           16.7
  Variable universal life                     51.2           45.3
  Individual health                            0.1            0.1
  Group variable universal life               11.5           10.4
                                          --------       --------
    Total insurance                          110.5          103.9
                                          --------       --------

Annuities:
  Separate account annuities                 678.9          498.6
  General account annuities                  138.7          210.3
  Retirement investment accounts               3.5            5.9
                                          --------       --------
    Total individual annuities               821.1          714.8

  Group annuities                            168.6           82.1
                                          --------       --------
    Total annuities                          989.7          796.9
                                          --------       --------

Total premiums and deposits              $ 1,100.2      $   900.8
                                          ========       ========

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

For the three months ended March 31, 2000, total premiums and deposits increased $199.4 million, or 22.1%, to $1,100.2 million. This increase is primarily due to higher separate account and group annuity deposits, partially offset by a decline in general account annuity deposits. The growth in individual separate account annuity deposits results from the aforementioned introduction of a bonus product in the fourth quarter of 1999, partially offset by a decrease in traditional annuity sales at two specific third party mutual fund advisors within the broker-dealer and financial planner distribution channels. The bonus annuity product is primarily distributed through third party mutual fund advisors and the broker-dealer distribution channels. In addition, group annuity deposits increased in the first quarter of 2000 due to new sales and additional business from existing contracts. These increases were partially offset by lower deposits from general account annuities due to the decreased utilization of an annuity program introduced in 1998, which provided for a limited time, enhanced crediting rates on deposits made into the Company's general account and transferred ratably over a period of time into the Company's separate accounts.


Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.

                                               (Unaudited)
                                           Three Months Ended
                                                March 31,
(In millions)                               2000          1999
Interest margins on GICs
  Net investment income                  $  26.4       $  31.4
  Interest credited                         22.4          26.6
                                          ------        ------
    Net interest margin                      4.0           4.8
                                          ------        ------
Other income and expenses
  External fees and other income             1.6           1.4
  Internal fees and other income             1.3           1.5
  Other operating expenses                   1.8           2.0
                                          ------        ------
Segment income                           $   5.1       $   5.7
                                          ======        ======

Three Months Ended March 31, 2000 compared to Three Months Ended March 31,
1999

Segment income decreased $0.6 million, or 10.5%, to $5.1 million in the first quarter of 2000. This decline primarily reflects decreased interest margins on GICs, partially offset by growth in income from assets under management as a result of increased business from existing money market and other external
fixed income fund clients.   Interest margins on GICs decreased $0.8 million
primarily due to short-term funding agreement withdrawals during the fourth quarter of 1999. These withdrawals reflected uncertainties in the market resulting in greater redemptions for the industry overall. Management expects income from the GIC product line to be unfavorably impacted in future periods due to withdrawals experienced during the fourth quarter of 1999 and a diminished market for short-term funding agreement products.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                                           (Unaudited)
                                       Three Months Ended
                                            March 31,
(In millions)                          2000            1999
Segment revenues
  Net investment income              $   1.0        $   1.2
  Interest expense                       3.8            3.8
  Other operating expenses              11.7           13.4
                                      ------         ------
Segment loss                         $ (14.5)       $ (16.0)
                                      ======         ======

Three Months Ended March 31, 2000 compared to Three Months Ended March 31,
1999

Segment loss decreased $1.5 million, or 9.4%, to $14.5 million in the first quarter of 2000 primarily due to lower corporate overhead costs, partially offset by a reduction in net investment income. Other operating expenses consist primarily of corporate overhead expenses, which reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, Corporate Technology, Corporate Finance, Human Resources and the Legal department. Other operating expenses declined $1.7 million, primarily due to lower fringe benefit and Corporate Finance costs. The reduction in net investment income of $0.2 million primarily reflects lower average invested assets resulting from investment sales used to fund the Company's stock repurchase program.

Interest expense for both periods relates solely to the interest paid on the Senior Debentures of the Company.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:

                                 (Unaudited)
                               March 31, 2000           December 31, 1999
                                   <FN1>                        <FN1>
                           Carrying   % of Total      Carrying    % of Total
(Dollars in millions)        Value  Carrying Value      Value  Carrying Value
Fixed maturities <FN2>    $ 7,602.7      82.9%        $ 7,306.7     80.6%
Equity securities <FN2>        77.7       0.8              83.2      0.9
Mortgages                     642.0       7.0             657.5      7.3
Policy loans                  372.5       4.1             371.6      4.1
Cash and cash equivalents     300.7       3.3             464.8      5.1
Real estate and other
  invested assets             176.6       1.9             180.0      2.0
                           --------    ------          --------   ------
    Total                 $ 9,172.2     100.0%        $ 9,063.8    100.0%
                           ========    ======          ========   ======

<FN1>
Includes Closed Block invested assets with a carrying value of $721.8 million and $732.9 million at March 31, 2000 and December 31, 1999, respectively.
<FN2> The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets increased $108.4 million, or 1.2%, to $9.2 billion during the first quarter of 2000. This increase resulted primarily from increased fixed maturities of $296.0 million, partially offset by decreases of $164.1 million of cash and cash equivalents and $15.5 million of mortgage loans. The increase in fixed maturities is principally due to purchases made to support new long term funding agreement deposits. The decrease in cash and cash equivalents is due to reduced cash flow from operations and the repurchase of AFC common stock under the stock repurchase program. In addition, the decrease in mortgages is principally due to loan repayments. The Company anticipates that this trend will continue, as it has discontinued originating new mortgages.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 85.2% and 84.4% of the Company's total fixed maturity portfolio at March 31, 2000 and December 31, 1999, respectively. The average yield on debt securities was 7.3% and 7.1% for the three months ended March 31, 2000 and 1999, respectively. Although management expects that new funds will be invested primarily in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

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

Provision for federal income taxes before minority interest and discontinued operations was $7.5 million during the first quarter of 2000 compared to $47.7 million during the same period in 1999. These provisions resulted in consolidated effective federal tax rates of 18.0% and 23.6%, respectively. The decrease in the rate is primarily due to capital losses in 2000 versus capital gains in 1999 and an increase in the proportion of tax-exempt interest income to the pre-tax income in 2000. Although total tax-exempt interest income decreased to $29.9 million in 2000 versus $33.5 million in 1999, its percentage of anticipated pre-tax income increased as a result of the aforementioned capital losses.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. During the first quarter of 2000, AFC did not receive significant dividend payments from its insurance subsidiaries.

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

Net cash used in operating activities was $103.0 million during the first quarter of 2000, compared to cash provided by operating activities of $38.0 million for the same period of 1999. The increased use of cash year over year is primarily the result of the cancellation and subsequent redemption of approximately $126.0 million in pension contracts. In addition, approximately $28.0 million in accrued commissions were paid on the Company's property and casualty products during the first quarter of 2000. Partially offsetting these uses of cash was the receipt of approximately $11.0 million by the Company for income tax refunds.

Net cash used in investing activities was $282.2 million during the first three months of 2000, compared to $123.5 million during the same period in 1999. The current year use of cash was primarily caused by increased purchases of fixed maturities resulting from GIC product sales. The change over the prior year is due primarily to relatively flat net proceeds from purchases and sales of equity securities in the current quarter as compared to net sales of $304.5 million for the same period in 1999.

Net cash provided by financing activities was $221.1 million during the first three months of 2000, as compared to $21.8 million during the comparable prior year period. The change in 2000 is due primarily to the absence of a $150.0 million repayment of short term debt which occurred during the first quarter of 1999, and a $90.0 million year over year reduction in cash used for the Company's share repurchase program. These changes were partially offset by a decrease in net funding agreement deposits of $41.6 million during the first three months of 2000 as compared to the same period in 1999.

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

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. AFC has $150.0 million available under a committed syndicated credit agreement which expires on May 28, 2000. The Company intends to renew this agreement. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, as designated base rate or the eurodollar rate plus applicable margin. At March 31, 2000, no amounts were outstanding under this agreement. The Company had $48.4 million of commercial paper borrowings outstanding at March 31, 2000. AFC had no repurchase agreements outstanding as of March 31, 2000.

Contingencies

The Company's insurance subsidiaries are routinely engaged in various legal proceedings arising in the normal course of business, including claims for punitive damages. Additional information on other litigation and claims may be found in Note 10 "Commitments and Contingencies - Litigation" to the consolidated financial statements. In the opinion of management, none of such contingencies are expected to have a material effect on the Company's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.

Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes", "anticipated", "expects" and similar expressions are intended to identify forward-looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as
Exhibit 99-2 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include among others, the following possibilities:
(i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry;
(iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations;
(v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiations at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's, A.M. Best, and Duff & Phelps; (xiv) lower appreciation on and decline in value of managed investments, resulting in reduced variable products, assets and related fees; (xv) possible claims relating to sales practices for insurance products; (xvi) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts;
(xvii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products; (xviii) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets;
(xix) losses resulting from the Company's participation in certain reinsurance pools and (xx) adverse results of regulatory audits related to the Company's prior years' federal income tax filings.

                           PART II - OTHER INFORMATION
                     ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

     EX - 27    Financial Data Schedule

(b)  Reports on Form 8K

     On February 3, 2000, Allmerica Financial Corporation announced its financial results for the fourth quarter 1999. A copy of Allmerica Financial Corporation's Fourth Quarter Statistical Supplement is attached to the filing as Exhibit 99.1.

     On March 21, 2000, Allmerica Financial Corporation announced that the Company's board of directors has authorized the expenditure of up to an additional $100 million to repurchase outstanding shares of its own common stock in an ongoing stock repurchase program.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Allmerica Financial Corporation
                                 Registrant



Dated    May 12, 2000
                                   /S/ John F. O'Brien
                                   ------------------------------------------
                                   John F. O'Brien
                                   President and Chief Executive Officer

Dated    May 12, 2000
                                   /S/ Edward J. Parry III
                                   ------------------------------------------
                                   Edward J. Parry III
                                   Vice President and Chief Financial Officer

                                EXHIBIT INDEX


Exhibit Number      Exhibit                                           Page

  27                Financial Data Schedule                             -