Form 10-Q
period 2000-06-30
ALLMERICA FINANCIAL CORP
filed 2000-08-14
CIK 944695

FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:   June 30, 2000

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 53,065,530 shares of common stock outstanding, as of August 1, 2000.

                                     34
              Total Number of Pages Included in This Document
                      Exhibit Index is on Page 35

                                  TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


  Item 1. Financial Statements

          Consolidated Statements of Income                       3
          Consolidated Balance Sheets                             4
          Consolidated Statements of Shareholders' Equity         5
          Consolidated Statements of Comprehensive Income         6
          Consolidated Statements of Cash Flows                   7
          Notes to Interim Consolidated Financial Statements   8-14

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations       15-31


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders    32
  Item 6. Exhibits and Reports on Form 8-K                       33


SIGNATURES                                                       34

                          PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                         ALLMERICA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


[CAPTION]

                                         (Unaudited)       (Unaudited)
                                        Quarter Ended    Six Months Ended
                                          June 30,          June 30,
(In millions, except per share data)     2000    1999      2000      1999
REVENUES
 Premiums                               $520.1  $494.7   $1,017.6  $  953.0
 Universal life and investment
  product policy fees                    102.7    88.6      205.2     171.5
 Net investment income                   146.6   158.2      288.9     312.5
 Net realized investment (losses)
  gains                                  (20.4)   (5.5)     (67.2)    126.3
 Other income                             36.8    28.8       73.5      57.7
                                        ---------------  -------------------
   Total revenues                        785.8   764.8    1,518.0   1,621.0
                                        ---------------  -------------------
BENEFITS, LOSSES AND EXPENSES
 Policy benefits, claims, losses and
  loss adjustment expenses               462.2   440.2      915.6     883.4
 Policy acquisition expenses             115.0   111.9      232.1     204.6
 Other operating expenses                128.3   119.9      248.3     237.7
 Restructuring costs                      20.3     0.0       20.3       0.0
                                        ---------------  -------------------
   Total benefits, losses and expenses   725.8   672.0    1,416.3   1,325.7
                                        ---------------  -------------------
 Income from continuing operations
  before federal income taxes             60.0    92.8      101.7     295.3
                                        ---------------  -------------------
  Federal income tax expense (benefit)
   Current                                 1.5    19.0       (5.2)     73.2
   Deferred                                6.9     3.0       21.1      (3.5)
                                        ---------------  -------------------
    Total federal income tax expense       8.4    22.0       15.9      69.7
                                        ---------------  -------------------
 Income from continuing operations
  before minority interest                51.6    70.8       85.8     225.6

 Minority interest:
  Distributions on mandatorily
   redeemable preferred securities
   of a subsidiary trust holding
   solely junior subordinated
   debentures of the Company              (4.0)   (4.0)      (8.0)     (8.0)
                                        ---------------  -------------------
 Income from continuing operations        47.6    66.8       77.8     217.6

 Loss from operations of discontinued
  business (less applicable income
  tax benefit of $3.5 for the quarter
  ended June 30, 1999 and $1.8 for the
  six months ended June 30, 1999)          0.0   (6.6)       0.0      (3.3)
                                        ---------------  -------------------
 Net income                             $ 47.6  $ 60.2   $   77.8  $  214.3
                                        ===============  ===================

PER SHARE DATA
 Basic
  Income from continuing operations     $ 0.89  $ 1.22   $   1.45  $   3.89
  Loss from operations of discontinued
   business (less applicable income
   tax benefit of $0.06 for the quarter
   ended June 30, 1999 and $0.03 for
   the six months ended June 30, 1999)    0.00   (0.12)      0.00     (0.06)
                                        ---------------  -------------------
  Net income                            $ 0.89  $ 1.10   $   1.45  $   3.83
                                        ===============  ===================
  Weighted average shares outstanding     53.4    54.5       53.7      55.9
                                        ===============  ===================
 Diluted
 Income from continuing operations      $ 0.88  $ 1.21   $   1.43  $   3.86
 Loss from operations of discontinued
  business (less applicable income tax
  benefit of $0.06 for the quarter
  ended June 30, 1999 and $0.03 for
  the six months ended June 30, 1999)     0.00   (0.12)      0.00     (0.06)
                                        ---------------  -------------------
 Net income                             $ 0.88  $ 1.09   $   1.43  $   3.80
                                        ===============  ===================
 Weighted average shares outstanding      54.1    55.1       54.2      56.4
                                        ===============  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                  June 30,      December 31,
(In millions, except per share data)                2000           1999
ASSETS
 Investments:
  Fixed maturities-at fair value (amortized
   cost of $7,540.5 and $7,095.0)                $ 7,396.2      $ 6,933.8
  Equity securities-at fair value (cost of
   $41.3 and $49.5)                                   69.1           83.2
  Mortgage loans                                     500.3          521.2
  Policy loans                                       181.1          170.5
  Other long-term investments                        174.7          180.0
                                                 ----------     ----------
    Total investments                              8,321.4        7,888.7
                                                 ----------     ----------
 Cash and cash equivalents                           327.2          442.2
 Accrued investment income                           131.5          134.7
 Premiums, accounts and notes receivable, net        628.8          583.5
 Reinsurance receivable on paid and unpaid
  losses, benefits and unearned premiums           1,303.3        1,279.9
 Deferred policy acquisition costs                 1,505.9        1,386.8
 Deferred federal income taxes                       113.7          141.7
 Other assets                                        510.8          510.2
 Closed Block assets                                 768.5          772.3
 Separate account assets                          18,477.5       17,629.6
                                                 ----------     ----------
   Total assets                                  $32,088.6      $30,769.6
                                                  ==========     ==========

LIABILITIES
 Policy liabilities and accruals:
  Future policy benefits                         $ 2,685.1      $ 2,825.0
  Outstanding claims, losses and loss
   adjustment expenses                             2,825.1        2,838.6
  Unearned premiums                                  964.4          890.2
  Contractholder deposit funds and other
   policy liabilities                              2,196.3        2,041.0
                                                 ----------     ----------
   Total policy liabilities and accruals           8,670.9        8,594.8
                                                 ----------     ----------
 Expenses and taxes payable                          783.5          795.5
 Reinsurance premiums payable                         89.8           73.0
 Trust instruments supported by funding
  obligations                                        403.5           50.6
 Short-term debt                                      51.4           45.0
 Long-term debt                                      199.5          199.5
 Closed Block liabilities                            824.9          842.1
 Separate account liabilities                     18,476.5       17,628.9
                                                 ----------     ----------
   Total liabilities                              29,500.0       28,229.4
                                                 ----------     ----------
 Minority interest:
  Mandatorily redeemable preferred securities
   of a subsidiary trust holding solely junior
   subordinated debentures of the Company            300.0          300.0
                                                 ----------     ----------
 Commitments and contingencies  (Note 10)

SHAREHOLDERS' EQUITY
 Preferred stock, $0.01 par value,
  20.0 million shares authorized, none issued          0.0            0.0
 Common stock, $0.01 par value,
  300.0 million shares authorized,
  60.4 million shares issued                           0.6            0.6
 Additional paid-in capital                        1,762.3        1,770.5
 Accumulated other comprehensive income              (63.7)         (75.3)
 Retained earnings                                   960.0          882.2
 Treasury stock at cost (7.1 million and
  6.2 million shares)                               (370.6)        (337.8)
                                                 ----------     ----------
   Total shareholders' equity                      2,288.6        2,240.2
                                                 ----------     ----------
    Total liabilities and shareholders' equity   $32,088.6      $30,769.6
                                                 ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                        (Unaudited)
                                                     Six Months Ended
                                                         June 30,
(In millions)                                        2000          1999

PREFERRED STOCK
 Balance at beginning and end of period           $     0.0     $     0.0
                                                  ----------    ----------
COMMON STOCK
 Balance at beginning and end of period                 0.6           0.6
                                                  ----------    ----------
ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of period                     1,770.5       1,768.8
  Issuance of common stock                              0.0           4.8
  Unearned compensation related to restricted
   stock                                               (8.2)         (2.5)
                                                  ----------    ----------
 Balance at end of period                           1,762.3       1,771.1
                                                  ----------    ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
 NET UNREALIZED (DEPPRECIATION) APPRECIATION ON
 INVESTMENTS
  Balance at beginning of period                      (75.3)        180.5
   Net appreciation (depreciation) on
    available-for-sale securities                      17.6        (274.0)
   (Provision) benefit for deferred federal
    income taxes                                       (6.0)         95.8
                                                  ----------    ----------
     Other comprehensive gain (loss)                   11.6        (178.2)
                                                  ----------    ----------
  Balance at end of period                            (63.7)          2.3
                                                  ----------    ----------
RETAINED EARNINGS
 Balance at beginning of period                       882.2         599.9
  Net income                                           77.8         214.3
  Dividends to shareholders                             0.0           0.0
                                                  ----------    ----------
 Balance at end of period                             960.0         814.2
                                                  ----------    ----------
TREASURY STOCK
 Balance at beginning of period                      (337.8)        (91.2)
  Shares purchased at cost                            (46.8)       (250.2)
  Shares reissued at cost                              14.0           1.9
                                                  ----------    ----------
 Balance at end of period                            (370.6)       (339.5)
                                                  ----------    ----------

     Total shareholders' equity                   $ 2,288.6     $ 2,248.7
                                                  ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                         (Unaudited)        (Unaudited)
                                        Quarter Ended     Six Months Ended
                                          June 30,            June 30,
(In millions)                           2000      1999      2000      1999

Net income                             $  47.6   $  60.2   $  77.8   $ 214.3

Other comprehensive income:
 Net (depreciation) appreciation on
  available-for-sale securities          (22.3)   (112.4)     17.6    (274.0)
 Benefit (provision) for deferred
  federal income taxes                     8.0      39.4      (6.0)     95.8
                                       --------  --------  --------  --------
  Other comprehensive (loss) income      (14.3)    (73.0)     11.6    (178.2)
                                       --------  --------  --------  --------
Comprehensive income (loss)            $  33.3   $ (12.8)  $  89.4   $  36.1
                                       ========  ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                      ALLMERICA FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           (Unaudited)
                                                        Six Months Ended
                                                            June 30,
(In millions)                                            2000       1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $   77.8    $  214.3
  Adjustments to reconcile net income to net
  cash (used in) provided by operating
  activities:
   Net realized losses (gains)                            70.8      (126.9)
   Net amortization and depreciation                      13.9        17.8
   Deferred federal income taxes                          22.0        (0.3)
   Change in deferred acquisition costs                 (116.7)      (97.4)
   Change in premiums and notes receivable,
     net of reinsurance payable                          (28.2)      (55.9)
   Change in accrued investment income                     2.7         1.3
   Change in policy liabilities and
     accruals, net                                       (98.9)       63.8
   Change in reinsurance receivable                      (23.5)      (16.6)
   Change in expenses and taxes payable                  (39.7)      (10.9)
   Separate account activity, net                         (0.3)       53.5
   Other, net                                             (8.2)      (10.2)
                                                      ---------   ---------
      Net cash (used in) provided by
        operating activities                            (128.3)       32.5
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals and maturities of
   available-for-sale fixed maturities                 1,504.9     1,390.5
  Proceeds from disposals of equity securities            11.8       371.4
  Proceeds from disposals of other investments            27.9        20.6
  Proceeds from mortgages matured or collected            40.5        49.3
  Purchase of available-for-sale fixed
    maturities                                        (2,001.8)   (1,854.7)
  Purchase of equity securities                           (0.8)      (67.1)
  Purchase of other investments                          (58.7)      (71.8)
  Capital expenditures                                    (6.3)      (15.9)
                                                      ---------   ---------
      Net cash used in investing activities             (482.5)     (177.7)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to
    contractholder deposit funds                         629.9     1,246.6
  Withdrawals from contractholder deposit
    funds                                               (469.5)     (668.5)
  Change in trust instruments supported by
    funding obligations                                  352.9         0.0
  Change in short-term debt                                6.4      (171.1)
  Proceeds from issuance of common stock                   0.0         0.2
  Treasury stock purchased at cost                       (46.8)     (250.2)
  Treasury stock reissued at cost                         14.0         1.9
                                                      ---------   ---------
      Net cash provided by financing activities          486.9       158.9
                                                      ---------   ---------

Net change in cash and cash equivalents                 (123.9)       13.7
Net change in cash held in the Closed Block                8.9        14.0
Cash and cash equivalents, beginning of period           442.2       550.3
                                                      ---------   ---------
Cash and cash equivalents, end of period              $  327.2    $  578.0
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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1999 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN44"). FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee, the criteria for determining a noncompensatory plan, the accounting for changes to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination, and other stock compensation related issues. FIN 44 is effective July 1, 2000, but to the extent that it covers certain events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which establishes accounting and reporting standards for derivative instruments. Statement No. 133 requires that an entity recognize all derivatives as either assets or liabilities at fair value in the statement of financial position, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("Statement No. 138"), which further addresses the accounting for hedges and the application of certain exceptions to Statement No. 133. These statements are effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the impact of the adoption of Statement No. 133 and Statement No. 138.

3. Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee
Benefit Services ("EBS") business, its Affinity Group Underwriters ("AGU") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During the third quarter of 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. The Company also recorded a $30.5 million loss, net of taxes, on the disposal of this segment, including $23.0 million of after tax losses generated after the June 30, 1999 measurement date.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver and received consideration of approximately $22 million, based on renewal rights for existing policies. Additional consideration may be received in 2001, based on premium in force as of March, 2001. However, the Company retained policy liabilities estimated at $193.6 million at June 30, 2000 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At June 30, 2000, the discontinued segment had assets of approximately $534.4 million consisting primarily of invested assets, premiums and fees receivable, and reinsurance recoverables, and liabilities of approximately $470.8 million consisting primarily of policy liabilities. Revenues for the discontinued operations were $58.2 million and $89.7 million for the quarters ended June 30, 2000 and 1999, respectively, and $135.7 million and $187.1 million for the six months ended June 30, 2000 and 1999, respectively.

4. Significant Transactions

As of June 30, 2000, the Company has repurchased approximately $377.9 million, or approximately 7.0 million shares, of its common stock under programs authorized by the Board of Directors (the "Board"). As of June 30, 2000, the Board had authorized total stock repurchases of $500.0 million, leaving approximately $122.1 million available to the Company for future repurchases.

During the second quarter of 2000, the Company adopted a formal company-wide restructuring plan. This plan is the result of a corporate initiative that began in the fall of 1999, intended to reduce expenses and enhance revenues. As a result of the Company's restructuring plan, it recognized a pre-tax charge of $21.0 million for the quarter ended June 30, 2000 as reflected in restructuring costs in the Consolidated Statements of Income. Approximately $4.6 million of this charge relates to severance and other employee related costs resulting from the elimination of approximately 360 positions, of which 97 have been eliminated as of June 30, 2000. All levels of employees, from staff to senior management, were affected by the restructuring. In addition, approximately $16.4 million of this charge relates to other restructuring costs, consisting of one-time project costs, lease cancellations and the present value of idle leased space. As of June 30, 2000, the Company has made payments of approximately $9.1 million related to this restructuring plan, of which approximately $0.6 million relates to severance and other employee related costs.

Effective January 1, 1999, the Company entered into a Whole Account Aggregate Excess of Loss reinsurance agreement. The reinsurance agreement provided accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business, and was subject to cancellation or commutation annually at the Company's option. In accordance with the provisions of this contract, the Company exercised its option to cancel this contract effective January 1, 2000. The program covered losses and allocated loss adjustment expenses ("LAE"), including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate coverage limits for losses and allocated LAE are $150.0 million and $300.0 million, respectively. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized a net (benefit) expense of $(3.0) million and $16.9 million, for the quarter and six months ended June 30, 1999, and a net benefit of $15.9 million for the year ended December 31, 1999, based on annual estimates of losses and allocated loss adjustment expenses for accident year 1999. No significant benefit or loss was recognized in the first six months of 2000 related to accident year 1999. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.

On October 29, 1998, the Company announced that it had adopted a formal restructuring plan for its Risk Management segment. As a result of this restructuring initiative, the Company recognized a pre-tax loss of $9.0 million in 1998. This loss was reduced by $1.9 million and $0.7 million during the fourth quarter of 1999 and the second quarter of 2000, respectively. The $1.9 million reduction resulted from the reinstatement of 66 positions, whereas the $0.7 million reduction resulted from anticipated idle lease space subsequently utilized. Payments of approximately $0.5 million, $4.8 million and $0.1 million have been made by the Company in 2000, 1999 and 1998, respectively.

5. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 2000 and 1999, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

6. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized (losses) gains to the net balance shown in the Statements of Comprehensive Income:

                                              (Unaudited)      (Unaudited)
                                             Quarter Ended   Six Months Ended
                                               June 30          June 30
(In millions)                                2000     1999     2000    1999
Unrealized (losses) gains on securities:
  Unrealized holding losses arising
    during period (net of income tax
    benefit of $17.9 million and $34.8
    million for the quarters ended
    June 30, 2000 and 1999 and $16.9
    million and $61.0 million for the six
    months ended June 30, 2000 and 1999)    $(35.7) $(77.7) $(46.9) $(89.0)
  Less:  reclassification adjustment
    for (losses) gains included in net
    income (net of income tax (benefit) of
    $(9.9) million and $(4.6) million for
    the quarters ended June 30, 2000 and
    1999 and $(22.9) million and $34.8
    million for the six months ended June
    30, 2000 and 1999)                       (21.4)   (4.7)  (58.5)   89.2
                                            ------- -------  ------ -------
Other comprehensive (loss) income           $(14.3) $(73.0) $ 11.6  $(178.2)
                                            ======= =======  ====== =======


7. Closed Block

Included in other income in the Consolidated Statements of Income is a net pre-tax contribution from the Closed Block of $1.6 million and $4.8 million for the second quarter and six months ended June 30, 2000, respectively, compared to $2.5 million and $7.1 million for the second quarter and six months ended June 30, 1999, respectively. Summarized financial information of the Closed Block is as follows:

                                          (Unaudited)
                                            June 30,  December 31,
(In millions)                                 2000        1999
ASSETS
  Fixed maturities-at fair value
    (amortized cost of $391.4 and $387.4)   $374.9      $372.9
  Mortgage loans                             150.4       136.3
  Policy loans                               196.4       201.1
  Cash and cash equivalents                   13.7        22.6
  Accrued investment income                   14.5        14.0
  Deferred policy acquisition costs           11.8        13.1
  Other assets                                 6.8        12.3
                                            -------     -------
Total assets                                $768.5      $772.3
                                            =======     =======
LIABILITIES
  Policy liabilities and accruals           $821.7      $835.2
  Other liabilities                            3.2         6.9
                                            -------     -------
    Total liabilities                       $824.9      $842.1
                                            =======     =======


                                              (Unaudited)     (Unaudited)
                                             Quarter Ended  Six Months Ended
                                               June 30,         June 30,
(In millions)                                2000     1999    2000     1999
REVENUES
  Premiums                                  $ 8.3    $ 8.4   $34.3    $35.6
  Net investment income                      13.8     13.5    27.0     26.6
  Net realized investment (losses) gains     (3.3)    (0.3)   (3.6)     0.5
                                            ------   ------  ------   -----
    Total revenues                           18.8     21.6    57.7     62.7
                                            ------   ------  ------   -----

BENEFITS AND EXPENSES
  Policy benefits                            16.9     18.9    51.7     54.4
  Policy acquisition expenses                 0.4      0.6     1.0      1.1
  Other operating expenses                   (0.1)    (0.4)    0.2      0.1
                                            ------   ------  ------   -----
    Total benefits and expenses              17.2     19.1    52.9     55.6
                                            ------   ------  ------   -----

      Contribution from the Closed Block    $ 1.6    $ 2.5   $ 4.8    $ 7.1
                                            ======   ======  ======   =====

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

8. Segment Information

The Company offers financial products and services in two major areas: Risk Management and Asset Accumulation. Within these broad areas, the Company conducts business principally in three operating segments. These segments are Risk Management, Allmerica Financial Services and Allmerica Asset Management. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in decidiing how to allocate resources and in assessing performance. A summary of the Company's reportable segments is included below.

The Risk Management Segment manages its products through three distribution channels identified as Standard Markets, Sponsored Markets, and Specialty Markets. Standard Markets consists of the aggregate operating results for the three channels previously characterized as Hanover North, Hanover South and Citizens Midwest. Maintaining a strong regional focus, Standard Markets sells property and casualty insurance products through independent agents and brokers primarily in the Northeast, Midwest and Southeast United States. Sponsored Markets offers property and casualty products to members of affinity groups and other organizations. This distribution channel also focuses on worksite distribution, which offers discounted property and casualty (automobile and homeowners) insurance through employer sponsored programs. Specialty Markets offers specialty or program property and casualty business nationwide. This channel focuses on niche classes of risks and leverages specific underwriting processes.

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

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products distributed via retail channels, as well as group retirement products, such as defined benefit and 401(k) plans and tax-sheltered annuities distributed to institutions. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in Guaranteed Investment Contracts ("GICs"), such as short term and long term funding agreements. Short term funding agreements are investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. Long term funding agreements are investment contracts issued to various businesses or charitable trusts, which are used to support debt issued by the trust to foreign and domestic institutional buyers, such as banks, insurance companies, and pension plans. These funding agreements have long maturities and may be issued with a fixed or variable interest rate based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients. Income in the Allmerica Asset Management segment is generated by interest margins earned on the Company's GICs, as well as investment advisory fees earned on assets under management.

In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, technology, finance, human resources and legal.

Management evaluates the results of the aforementioned segments based on a pre-tax and minority interest basis. Segment income is determined by adjusting net income for net realized investment gains and losses, net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of segment income, which excludes these items, enhances understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments for the periods indicated.

                                            (Unaudited)      (Unaudited)
                                           Quarter Ended   Six Months Ended
                                             June 30,          June 30,
(In millions)                              2000     1999      2000     1999
Segment revenues:

 Risk Management                          $579.4   $554.5  $1,136.9 $1,075.8
                                          ------   ------  -------- --------
 Asset Accumulation:
  Allmerica Financial Services             212.2    193.9     440.5    398.6
  Allmerica Asset Management                34.9     40.5      64.2     74.8
                                          ------   ------  -------- --------
    Subtotal                               247.1    234.4     504.7    473.4
                                          ------   ------  -------- --------
  Corporate                                  1.7      2.4       2.7      3.6
  Intersegment revenues                     (1.5)    (1.9)     (2.6)    (2.5)
                                          ------   ------  -------- --------
    Total segment revenues including
      Closed Block                         826.7    789.4   1,641.7  1,550.3
Adjustments to segment revenues:
 Adjustment for Closed Block               (20.5)   (19.1)    (56.5)   (55.6)
 Net realized (losses) gains               (20.4)    (5.5)    (67.2)   126.3
                                          ------   ------  -------- --------
    Total revenues                        $785.8   $764.8  $1,518.0 $1,621.0
                                          ======   ======  ======== ========
Segment income (loss) before federal
  income taxes and minority interest:
 Risk Management                          $ 53.9   $ 55.3  $   97.0 $   85.1
                                          ------   ------  -------- --------
 Asset Accumulation:
    Allmerica Financial Services            55.5     47.7     109.9     96.6
    Allmerica Asset Management               4.6      6.8       9.7     12.5
                                          ------   ------  -------- --------
       Subtotal                             60.1     54.5     119.6    109.1
                                          ------   ------  -------- --------
 Corporate                                 (12.2)   (13.5)    (26.7)   (29.5)
                                          ------   ------  -------- --------
    Segment income before federal income
      taxes and minority interest          101.8     96.3     189.9    164.7
Adjustments to segment income:
 Net realized investment (losses) gains,
    net of amortization                    (21.5)    (3.5)    (67.9)   130.6
 Restructuring costs                       (20.3)     0.0     (20.3)     0.0
                                          ------   ------  -------- --------
    Income from continuing operations
      before federal income taxes and
      minority interest                   $ 60.0   $ 92.8  $  101.7 $  295.3
                                          ======   ======  ======== ========



                            Identifiable Assets       Deferred Acquisition
                                                             Costs
                                (Unaudited)                (Unaudited)
                           June 30,   December 31,   June 30,    December 31,
(In millions)                2000         1999         2000          1999
Risk Management            $ 5,897.1  $ 5,869.0      $  183.5     $  173.3
                           ---------  ---------      --------     ---------
Asset Accumulation
  Allmerica Financial
    Services                24,147.8   23,435.7       1,322.1      1,213.1
  Allmerica Asset
    Management               1,915.3    1,387.6           0.3          0.4
                           ---------  ---------      --------     ---------
    Subtotal                26,063.1   24,823.3       1,322.4      1,213.5
Corporate                      128.4       77.3           0.0          0.0
                           ---------  ---------      --------     ---------
  Total                    $32,088.6  $30,769.6      $1,505.9     $1,386.8
                           =========  =========      ========     =========


9. Earnings Per Share

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:


                                             (Unaudited)      (Unaudited)
                                            Quarter Ended   Six Months Ended
                                              June 30,          June 30,
(In millions, except per share data)        2000     1999    2000     1999
Basic shares used in the calculation of
  earnings per share                         53.4     54.5    53.7     55.9
Dilutive effect of securities:
    Employee stock options                    0.4      0.4     0.3      0.3
    Non-vested stock grants                   0.3      0.2     0.2      0.2
                                           ------   ------  -------  -------

Diluted shares used in the calculation
  of earnings per share                      54.1     55.1    54.2     56.4
                                           ======   ======  =======  =======

Per share effect of dilutive securities
  on income from continuing operations
  and net income                           $ 0.01   $ 0.01  $ 0.02   $ 0.03
                                           ======   ======  ======   ======


10. Commitments and Contingencies

Litigation

In 1997, a lawsuit on behalf of a putative class was instituted against the Company alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In November 1998, the Company and the plaintiffs entered into a settlement agreement and in May 1999, the Federal District Court in Worcester, Massachusetts approved the settlement agreement and certified the class for this purpose. AFC recognized a $31.0 million pre-tax expense in 1998 related to this litigation. Although the Company believes that this expense reflects appropriate recognition of its obligation under the settlement, this estimate assumes the availability of insurance coverage for certain claims, and the estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers, and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

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

The Risk Management Segment manages its products through three distribution channels identified as Standard Markets, Sponsored Markets, and Specialty Markets. Standard Markets consists of the aggregate operating results for the three channels previously characterized as Hanover North, Hanover South and Citizens Midwest. Maintaining a strong regional focus, Standard Markets sells property and casualty insurance products through independent agents and brokers primarily in the Northeast, Midwest and Southeast United States. Sponsored Markets offers property and casualty products to members of affinity groups and other organizations. This distribution channel also focuses on worksite distribution, which offers discounted property and casualty (automobile and homeowners) insurance through employer sponsored programs. Specialty Markets offers specialty or program property and casualty business nationwide. This channel focuses on niche classes of risks and leverages specific underwriting processes.

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products distributed via retail channels, as well as group retirement products, such as defined benefit and 401(k) plans and tax-sheltered annuities distributed to institutions. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in Guaranteed Investment Contracts ("GICs"), such as short term and long term funding agreements. Short term funding agreements are investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. Long term funding agreements are investment contracts issued to various business or charitable trusts, which are used to support debt issued by the trust to foreign and domestic institutional buyers, such as banks, insurance companies, and pension plans. These funding agreements have long maturities and may be issued with a fixed or variable interest rate based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients.

In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, technology, finance, human resources and legal.

Results of Operations

Consolidated Overview

The Company's consolidated net income for the second quarter decreased $12.6 million, or 20.9%, to $47.6 million, compared to the same period in 1999.
The reduction in net income in the second quarter resulted primarily from $13.2 million of restructuring costs. Consolidated net income for the first six months decreased $136.5 million, or 63.7%, to $77.8 million, compared to $214.3 million for the first six months of 1999. The reduction in net income resulted primarily from net realized investment losses, net of taxes, of $49.9 million during the first six months of 2000, compared to net realized investment gains, net of taxes, of $93.3 million during the first six months of 1999. Net income includes certain items which management believes are not indicative of overall operating trends, such as net realized investment gains and losses, net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of "Adjusted Net Income", which excludes these items, enhances understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, adjusted net income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

For purposes of assessing each segment's contribution to adjusted net income, management evaluates the results of these segments on a pre-tax and minority interest basis. The following table reflects each segment's contribution to adjusted net income and reconciliation to consolidated net income as adjusted for these items.


                                            (Unaudited)        (Unaudited)
                                           Quarter Ended    Six Months Ended
                                              June 30,           June 30,
(In millions)                              2000     1999      2000     1999
Segment income (loss) before federal
 income taxes and minority interest:
  Risk Management                         $ 53.9   $ 55.3    $ 97.0   $ 85.1
                                          -------  -------   -------  -------
  Asset Accumulation
   Allmerica Financial Services             55.5     47.7     109.9     96.6
   Allmerica Asset Management                4.6      6.8       9.7     12.5
                                          -------  -------   -------  -------
   Subtotal                                 60.1     54.5     119.6    109.1
  Corporate                                (12.2)   (13.5)    (26.7)   (29.5)
                                          -------  -------   -------  -------
   Segment income before federal income
     taxes and minority interest           101.8     96.3     189.9    164.7

 Federal income taxes on segment income    (23.3)   (19.3)    (41.0)   (32.4)
 Minority interest on preferred dividends   (4.0)    (4.0)     (8.0)    (8.0)
                                          -------  -------   -------  -------
Adjusted net income                         74.5     73.0     140.9    124.3
Adjustments (net of taxes, minority
 interest and amortization, as
 applicable):
  Net realized investment (losses) gains   (13.7)    (6.2)    (49.9)    93.3
  Restructuring costs                      (13.2)     0.0     (13.2)     0.0
                                          -------  -------   -------  -------
Income from continuing operations           47.6     66.8      77.8    217.6
 Discontinued operations:
  Loss from operations of discontinued
   group life and health business (net
   of applicable taxes)                      0.0     (6.6)      0.0     (3.3)
                                          -------  -------   -------  -------
Net income                                $ 47.6   $ 60.2    $ 77.8   $214.3
                                          =======  =======   =======  =======

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

The Company's segment income before taxes and minority interest increased $5.5 million, or 5.7%, to $101.8 million in the second quarter of 2000.
This increase is attributable to increased income from the Asset Accumulation group of $5.6 million and a decreased loss of $1.3 million in the Corporate segment, partially offset by decreased income of $1.4 million from the Risk Management segment. Allmerica Financial Services' segment income increased $7.8 million, principally due to higher asset-based fee income driven by additional deposits and market appreciation in the variable product lines, partially offset by higher policy acquisition and other operating expenses. The operating loss in the Corporate segment decreased primarily due to lower corporate overhead costs, partially offset by a reduction in net investment income. These items were partially offset by a decrease in the Allmerica Asset Management segment income of $2.2 million principally due to decreased earnings on GICs resulting from short-term funding agreement withdrawals during the fourth quarter of 1999 and a shift to lower yielding long-term funding agreements in 2000. In addition, the decrease in the Risk
Management segment was primarily attributable to increased catastrophe losses of $8.6 million, partially offset by a decrease in other operating expenses of $6.3 million.

The effective tax rate for segment income was 22.9% for the second quarter of 2000 compared to 20.2% for the second quarter of 1999. The increase in the tax rate was driven, in part, by a decrease in tax-exempt investment income.

Net realized losses on investments, after taxes, were $13.7 million in the second quarter of 2000, resulting primarily from $10.4 million in after tax realized losses due to impairments of fixed maturities. In addition, the Company recognized losses of approximately $6.0 million on sales of $407.0 million of fixed maturities. During the second quarter of 1999, net realized losses on investments after taxes of $6.2 million resulted primarily from net realized losses of $7.4 million on sales of fixed maturities.

During the second quarter of 2000, the Company recognized a one-time after-tax restructuring charge of $13.2 million. This charge is the result of a formal company-wide restructuring plan, intended to reduce expenses and enhance revenues.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The Company's segment income before taxes and minority interest increased $25.2 million, or 15.3%, to $189.9 million in the first six months of 2000. This increase is attributable to increased income of $11.9 million from the Risk Management segment, $10.5 million from the Asset Accumulation group and a decreased loss of $2.8 million in the Corporate segment. The increase in the Allmerica Financial Services segment of $13.3 million is primarily attributable to higher asset-based fee income driven by additional deposits and market appreciation in the variable product lines, partially offset by higher policy acquisition and other operating expenses. Included in Risk Management's 1999 segment income is a net benefit of $16.9 million related to the aggregate excess of loss reinsurance treaty. Excluding the impact from this treaty, Risk Management segment income increased $28.8 million, primarily attributable to a $19.9 million decrease in catastrophe losses, as well as decreased operating expenses of $4.7 million. The operating loss in the Corporate segment decreased primarily due to lower corporate overhead costs, partially offset by a reduction in net investment income. These items were partially offset by a decrease in the Allmerica Asset Management segment of $2.8 million principally due to decreased earnings on GICs. This decline resulted from short-term funding agreement withdrawals during the fourth quarter of 1999 and a shift to lower yielding long-term funding agreements in 2000.

The effective tax rate for segment income was 21.6% for the first six months of 2000 compared to 19.7% for the first six months of 1999. The increase in the tax rate was, in part, driven by a decrease in tax-exempt investment income.

Net realized losses on investments after taxes were $49.9 million in the first six months of 2000, primarily attributable to after tax net realized losses of $38.1 million resulting from the sale of $1,052.2 million of fixed income securities. In addition, the Company recognized $14.7 million in after tax realized losses due to impairments of fixed maturities. During the first six months of 1999, net realized gains on investments after taxes of $93.3 million resulted primarily from net realized gains on equity securities and partnership investments of $99.1 million and $4.1 million, respectively, partially offset by $16.4 million of after-tax realized losses from impairments recognized on fixed maturities.


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

Risk Management

The following table summarizes the results of operations for the Risk Management segment:


                                          (Unaudited)        (Unaudited)
                                         Quarter Ended     Six Months Ended
                                            June 30,           June 30,
(In millions)                            2000    1999       2000       1999
Segment revenues
 Net premiums earned                    $519.6   $494.6   $1,016.6   $  952.2
 Net investment income                    54.4     55.1      109.6      113.5
 Other income                              5.4      4.8       10.7       10.1
                                        -------  -------  ---------  ---------
   Total segment revenues                579.4    554.5    1,136.9    1,075.8

Losses and operating expenses
 Policy benefits, claims, losses and
  loss adjustment expenses <FN1>         383.6    351.8      759.3      705.5
 Policy acquisition expenses              93.9     93.1      186.0      181.6
 Other operating expenses                 48.0     54.3       94.6      103.6
                                        -------  -------  ---------  ---------
   Total losses and operating expenses   525.5    499.2    1,039.9      990.7
                                        -------  -------  ---------  ---------
Segment income                          $ 53.9   $ 55.3   $   97.0   $   85.1
                                        =======  =======  =========  =========

<FN1>
Includes policyholders' dividends of $3.7 million and $1.9 million for the quarters ended June 30, 2000 and 1999, respectively, and $6.4 million and $6.1 million for the six months ended June 30, 2000 and 1999, respectively.

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Premium

Risk Management's net premiums earned increased $25.0 million, or 5.1%, to $519.6 million during the quarter ended June 30, 2000. This is primarily attributable to increases of $7.8 million, or 3.5%, $7.2 million, or 15.2%, $7.2 million, or 14.6% and $4.1 million, or 5.8%, in the personal automobile, commercial automobile, workers' compensation and commercial multiple peril lines, respectively. The increase in personal automobile net premiums earned is primarily the result of a 2.8% increase in policies in force since
June 30,1999. The increase in the commercial automobile line is the result of a 7.9% rate increase over prior year and an increase of 1.8% in policies in force since June 30, 1999. In addition, workers' compensation rates increased 7.3% over prior year and policies in force increased 2.8% since June 30, 1999. The increase in the commercial multiple peril line is primarily the result of an increase of 3.0% in policies in force since
June 30, 1999 and a 2.1% rate increase over prior year.

Segment Income

Risk Management's segment income deteriorated $1.4 million, or 2.5%, to $53.9 million for the quarter ended June 30, 2000. The deterioration in segment income is primarily attributable to an $8.6 million increase in catastrophe losses to $17.8 million for the second quarter of 2000, resulting from windstorms in the Midwest. Partially offsetting the increased catastrophe losses, other operating expenses decreased $6.3 million, or 11.6%. This decrease is primarily the result of continued efficiencies gained through consolidation of underwriting processes. Second quarter 2000 results also reflect a decrease in favorable development on prior years' loss reserves, primarily in the personal lines, offset by improved current year claims activity in the commercial lines.

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


                                             (Unaudited)
                                      Quarter Ended June 30, 2000
                           Standard  Sponsored  Specialty
(In millions)               Markets   Markets    Markets    Other     Total
Statutory underwriting
 (loss) profit              $ (14.5)  $   0.4    $  1.5    $  (0.8)  $ (13.4)
                            -----------------------------------------
Reconciliation to segment
 income:
  Net investment income                                                 54.4
  Other income and
   expenses, net                                                         2.8
  Other Statutory to GAAP
   adjustments                                                          10.1
                                                                     --------
Segment income                                                       $  53.9
                                                                     ========
Statutory net premiums
 written                    $ 393.0   $ 151.1    $ 11.9    $   2.4   $ 558.4
                            -------------------------------------------------
Statutory combined ratio
 <FN1>                        101.5      98.5      79.5        N/M     100.4
                            -------------------------------------------------

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


N/M - Not meaningful

(Unaudited)
                                      Quarter Ended June 30, 1999
                           Standard  Sponsored  Specialty
(In millions)               Markets   Markets    Markets    Other     Total
Statutory underwriting
 (loss)                     $  (1.2)  $  (2.5)    $  0.0    $   0.0  $  (3.7)
                            -----------------------------------------
Reconciliation to segment
 income:
  Net investment income                                                 55.1
  Other income and
   expenses, net                                                         1.4
  Other Statutory to GAAP
   adjustments                                                           2.5
                                                                     --------
Segment income                                                       $  55.3
                                                                     ========
Statutory net premiums
 written                    $ 355.9   $ 138.4    $ 10.0    $  (0.1)  $ 504.2
                            -------------------------------------------------
Statutory combined ratio
 <FN1>                        100.1     100.1     106.4        N/M     100.1
                            -------------------------------------------------

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


N/M - Not meaningful

Standard Markets
Standard Markets' net premiums written increased $37.1 million, or 10.4%, to $393.0 million for the quarter ended June 30, 2000. This improvement is primarily attributable to increases of $11.0 million, or 9.6%, $10.1 million, or 20.6%, $9.9 million, or 14.3%, and $6.0 million, or 12.6%, in the personal automobile, commercial automobile, commercial multiple peril, and workers' compensation lines, respectively. The increase in the personal automobile line is primarily the result of a 7.5% increase in policies in force in the Northeast since June 30, 1999 and a 1.0% rate increase in Massachusetts. These favorable items are partially offset by an 8.8% decrease in policies in force in the Midwest over prior year. The increase in commercial automobile net premiums written is primarily the result of rate increases of 9.4% and 2.0% in Michigan and Massachusetts, respectively. Commercial multiple peril net premiums written increased primarily due to rate increases of 13.5% and 12.4% in Michigan and New York, respectively, and a 2.6% increase in policies in force since June 30, 1999. In addition, rate increases of 14.8% and 9.4% in the states of Maine and Michigan, respectively, contributed to increased workers' compensation net premiums written for the quarter ended June 30, 2000. Also, workers' compensation policies in force increased 2.6% since June 30, 1999.

Standard Markets' underwriting results deteriorated $13.3 million to an underwriting loss of $14.5 million for the quarter ended June 30, 2000 compared to the same period in 1999. This is primarily attributable to a decrease in favorable development on prior years' loss reserves in the personal automobile, workers compensation, and homeowners lines. An increase in current year claims frequency in the personal automobile line also contributed to the deterioration in underwriting results. In addition, as a result of windstorms in the Midwest, catastrophe losses increased $3.6 million to $8.1 million for the second quarter of 2000, compared to $4.5 million for the same period in 1999. Partially offsetting these unfavorable items are an increase in favorable development on prior years' loss reserves in the commercial multiple peril line and a decrease in underwriting expenses over the same period in 1999.

Sponsored Markets
Sponsored Markets' net premiums written increased $12.7 million, or 9.2%, to $151.1 million for the quarter ended June 30, 2000. This increase is primarily attributable to a $9.3 million, or 8.8%, increase in the personal automobile line primarily resulting from an increase of 4.1% in policies in force over the same period in 1999 and the aforementioned Massachusetts rate increase. In addition, homeowners' net premiums written increased $3.5 million, or 11.9%, primarily attributable to a 4.8% rate increase in Michigan and a 4.0% increase in policies in force since June 30, 1999.

Sponsored Markets' underwriting results improved $2.9 million to an underwriting profit of $0.4 million for the quarter ended June 30, 2000. The improvement in underwriting results is primarily attributable to an improvement in current year claims frequency in the homeowners line. In addition, underwriting expenses decreased $3.2 million for the second quarter of 2000. Partially offsetting these favorable items is a $5.0 million increase in catastrophes to $9.7 million in the second quarter of 2000, compared to $4.7 million for the same period in 1999.

Specialty Markets
Specialty Markets' net premiums written increased $1.9 million, or 19.0%, to $11.9 million for the quarter ended June 30, 2000. This increase is primarily attributable to an increase in policies in force, partially offset by greater utilization of reinsurance. The Company continually assesses the profitability of each individual program and seeks to exit programs that do not meet established Company underwriting guidelines.

Specialty Markets' underwriting results improved $1.5 million to an underwriting profit of $1.5 million for the quarter ended June 30, 2000. The improvement in underwriting results is primarily the result of a decrease in underwriting and loss adjustment expenses compared to the same period in 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Premium

Risk Management's net premiums earned increased $64.4 million, or 6.8%, to $1,016.6 million for the six months ended June 30, 2000. The 1999 results reflected ceded premiums of $21.9 million under the aggregate excess of loss reinsurance treaty. Excluding the impact of this treaty, net premiums earned increased $42.5 million, or 4.4%. This is primarily attributable to increases of $13.0 million, or 13.7%, $10.7 million, or 11.3%, and $7.6 million, or 5.4%, in the workers' compensation, commercial automobile, and commercial multiple peril lines, respectively. The increase in the workers' compensation line is the result of the aforementioned 14.8% and 9.4% rate increases over prior year in the states of Maine and Michigan, respectively, and an increase of 2.8% in policies in force since June 30, 1999. The increase in commercial automobile net premiums earned is primarily the result of a 7.9% rate increase since June 30, 1999. The increase in the commercial multiple peril line is primarily the result of a 6.9% rate increase over prior year and a 3.0% increase in policies in force since June 30, 1999. Personal automobile net premiums earned increased as well, by $6.5 million, or 1.5%, attributable to a 7.5% increase in policies in force in the Northeast since June 30, 1999 and a 1.0% Massachusetts rate increase, partially offset by a 7.3% rate decrease in Michigan. In addition, homeowners' earned premium increased $4.6 million, or 3.6%, resulting primarily from a 4.8% rate increase in Michigan since June 30, 1999.

Segment Income

Risk Management's segment income increased $11.9 million, or 14.0%, to $97.0 million for the six months ended June 30, 2000. A net benefit of $16.9 million is included in 1999 segment income as a result of the aggregate excess of loss reinsurance treaty. Excluding the impact from this treaty, the total improvement of $28.8 million in segment income is primarily attributable to a $19.9 million decrease in catastrophe losses to $33.0 million for the six months ended June 30, 2000, compared to $52.9 million for the same period in 1999. In addition, other operating expenses decreased $4.7 million, excluding a $4.3 million favorable impact in 1999 from the aforementioned aggregate excess of loss treaty. This decrease is primarily the result of continued efficiencies gained through consolidation of underwriting processes. Also, improvement in current year claims frequency and an increase in favorable development on prior years' loss reserves in the commercial multiple peril line contributed to the improvement in segment income over prior year. Partially offsetting these favorable items are a decrease in favorable development on prior years' loss reserves in the personal lines and a $3.9 million decrease in net investment income to $109.6 million, primarily due to a decrease in average invested assets.

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


                                            (Unaudited)
                                   Six Months Ended June 30, 2000
                           Standard  Sponsored  Specialty
(In millions)               Markets   Markets    Markets   Other     Total
Statutory underwriting
 (loss) profit              $ (32.8)  $   2.4    $  0.2   $  (3.2)  $  (33.4)
                            -----------------------------------------
Reconciliation to segment
 income:
  Net investment income                                                109.6
  Other income and
   expenses, net                                                         5.4
  Other Statutory to GAAP
   adjustments                                                          15.4
                                                                    ---------
Segment income                                                      $   97.0
                                                                    =========
Statutory net premiums
 written                    $ 762.2   $ 302.7    $ 18.3   $   2.7   $1,085.9
                            -------------------------------------------------
Statutory combined ratio
 <FN1>                        102.6      97.7      95.6       N/M      101.4
                            -------------------------------------------------

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


N/M - Not meaningful


                                            (Unaudited)
                                  Six Months Ended June 30, 1999
                           Standard  Sponsored  Specialty
(In millions)               Markets   Markets    Markets   Other     Total
Statutory underwriting
 (loss)                     $ (23.9)  $  (7.6)   $ (0.1)  $  (1.1)  $  (32.7)
                            -----------------------------------------
Reconciliation to segment
 income:
  Net investment income                                                113.5
  Other income and
   expenses, net                                                         3.3
  Other Statutory to GAAP
   adjustments                                                           1.0
                                                                    ---------
Segment income                                                      $   85.1
                                                                    =========
Statutory net premiums
 written                    $ 694.0   $ 266.1    $ 21.4   $   0.3   $  981.8
                            -------------------------------------------------
Statutory combined ratio
 <FN1>                        102.6     101.5     107.5       N/M      102.5
                            -------------------------------------------------

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

N/M - Not meaningful

Standard Markets
Standard Markets' net premiums written increased $68.2 million, or 9.8%, to $762.2 million for the six months ended June 30, 2000. The 1999 results reflected ceded premiums of $9.3 million under the aforementioned aggregate excess of loss agreement. Excluding the impact from this treaty, net premiums written increased $58.9 million, or 8.4%, resulting from increases of $15.9 million, or 16.6%, $15.0 million, or 10.8%, $11.7 million, or 4.8%, and $10.2 million, or 10.4%, in the commercial automobile, commercial multiple peril, personal automobile, and workers' compensation lines, respectively. The increase in the commercial automobile line is primarily the result of rate increases of 9.4% and 2.0% in the states of Michigan and Massachusetts, respectively, since June 30, 1999. In addition, the commercial multiple peril line experienced a

10.9% rate increase in Michigan over prior year and policies in force increased 2.6% since June 30, 1999. Increases in rate and policies in force of 7.3% and 2.0%, respectively, over prior year contributed to increased workers' compensation net premiums written for the six months ended June 30, 2000. Also, net premiums written increased $11.7 million, or 4.8%, for the six months ended June 30, 2000 in the personal automobile lines. The increase in the personal automobile line is primarily the result of a 1.0% rate increase in Massachusetts over the same period in 1999 and a 1.5% policies in force increase since June 30, 1999.

Standard Markets' underwriting results deteriorated $8.9 million, or 37.2%, to an underwriting loss of $32.8 million for the six months ended
June 30, 2000. A net benefit of $7.5 million is included in 1999 underwriting results relating to the aggregate excess of loss reinsurance treaty. Excluding the impact from this treaty, the total deterioration of $1.4 million in underwriting results is primarily attributable to a decrease in favorable development on prior years' loss reserves in the personal automobile line, partially offset by improved current year claims frequency in the commercial multiple peril line. In addition, catastrophe losses decreased $6.2 million to $22.8 million for the six months ended June 30, 2000, compared to $29.0 million for the same period in 1999.

Sponsored Markets
Sponsored Markets' net premiums written increased $36.6 million, or 13.8%, to $302.7 million for the six months ended June 30, 2000. The 1999 results reflected ceded premiums of $12.6 million under the aforementioned aggregate excess of loss agreement. Excluding the impact of this treaty, net premiums written increased $24.0 million, or 8.6%, primarily attributable to a $17.3 million, or 7.6%, increase in the personal automobile line. This is primarily the result of a 4.1% increase in policies in force over the same period in 1999 and the aforementioned 1.0% rate increase in Massachusetts. In addition, homeowners' net premiums written increased $5.0 million, or 10.2%, primarily attributable to the aforementioned 4.8% rate increase in Michigan and a 4.0% increase in policies in force.

Sponsored Markets' underwriting results improved $10.0 million to an underwriting profit of $2.4 million for the six months ended June 30, 2000. A net benefit of $9.9 million is included in 1999 underwriting results as a result of the aggregate excess of loss reinsurance treaty. Excluding the impact from this treaty, the total improvement of $19.9 million in underwriting results is primarily attributable to an $13.7 million decrease in catastrophe losses to $10.2 million for the six months ended June 30, 2000,compared to $23.9 million for the same period in 1999. In addition, improved current year claims frequency in the personal automobile line and decreased underwriting expenses contributed to the improvement in underwriting results. Partially offsetting these favorable items is a decrease in favorable development on prior years' loss reserves in the homeowners line.

Specialty Markets
Specialty Markets' net premiums written decreased $3.1 million, or 14.5%, to $18.3 million for the six months ended June 30, 2000. This decrease is primarily attributable to an increase in ceded premiums written as a result of greater utilization of reinsurance. The Company continually assesses the profitability of each individual program and seeks to exit programs that do not meet established Company underwriting guidelines.

Specialty Markets' underwriting results improved $0.3 million to an underwriting profit of $0.2 million for the six months ended June 30, 2000. The improvement in underwriting results is primarily the result of a decrease in current year claims activity in a specialty commercial automobile line.

Investment Results
Net investment income before tax was $109.6 million and $113.5 million for the six months ended June 30, 2000 and 1999, respectively. This primarily reflects a reduction in average invested assets of $244.7 million, or 6.3%, to $3,655.8 million in 2000, compared to $3,900.5 million in 1999. This reduction in average invested assets is due to transfers of cash and securities of $108.0 million and $350.0 million to the corporate segment during the second quarter of 2000 and 1999. Average pre-tax yields on debt securities remained constant at 6.7% in 2000 and 1999.

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

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Changes in prior reserve estimates are reflected in results of operations in the period such changes are determined to be needed and recorded.

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

CAPTION>

                                                       (Unaudited)
                                                     Six Months Ended
                                                         June 30,
(In millions)                                       2000          1999
Reserve for losses and LAE, beginning of period   $ 2,615.9     $ 2,597.3
 Incurred losses and LAE, net of reinsurance
  recoverable:
   Provision for insured events of current year       821.5         795.6
   Decrease in provision for insured events
    of prior years                                    (69.6)        (96.1)
                                                  ----------    ----------
 Total incurred losses and LAE                        751.9         699.5
                                                  ----------    ----------
 Payments, net of reinsurance recoverable:
  Losses and LAE attributable to insured events
   of current year                                    341.8         342.1
  Losses and LAE attributable to insured events
   of prior years                                     421.8         424.2
                                                  ----------    ----------
 Total payments                                       763.6         766.3
                                                  ----------    ----------
 Change in reinsurance recoverable on unpaid
  losses                                               18.0          44.3
                                                  ----------    ----------
Reserve for losses and LAE, end of period         $ 2,622.2     $ 2,574.8
                                                  ==========    ==========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $69.6 million and $96.1 million for the six months ended June 30, 2000 and 1999, respectively, reflecting favorable development on reserves for both losses and loss adjustment expenses.

Favorable development on prior years' loss reserves was $38.2 million and $52.0 million for the six months ended June 30, 2000 and 1999, respectively. This decrease of $13.8 million is primarily due to decreased personal automobile favorable development in the Northeast. Favorable development on prior years' loss adjustment expense reserves was $31.4 million and $44.1 million for the six months ended June 30, 2000 and 1999, respectively. The favorable development in both periods is primarily attributable to claims process improvement initiatives taken by the Company over the past two years.

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

Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. Effective January 1, 2000, the Company modified its catastrophe program. Under this new program, AFC retains $45.0 million of loss per hurricane occurrence and $25.0 million of loss per occurrence for all other exposures, 10% of all aggregate loss amounts in excess of $45.0 million, or $25.0 million for non-hurricane losses, up to $65.0 million, 20% of all aggregate loss amounts in excess of $65.0 million up to $230.0 million and all amounts in excess of $230.0 million. Additionally, effective January 1, 2000, the Company purchased a property catastrophe aggregate treaty which provides for annual aggregate coverage totaling 80% of $50.0 million in excess of $60.0 million for catastrophe losses as defined by the Company. The Company's retention will be calculated cumulatively, in the aggregate, on a quarterly basis with the aggregate losses comprised of all catastrophe losses that exceed $0.5 million each loss occurrence. The maximum contribution from the Company for any one-loss occurrence for the purposes of calculating the aggregate retention will be $25.0 million.
In 1999, the Company retained $45.0 million of loss per occurrence, 10% of all aggregate loss amounts in excess of $45.0 million up to $230.0 million and all amounts in excess of $230.0 million under its catastrophe reinsurance program.

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

Effective January 1, 1999, the Company entered into a Whole Account Aggregate Excess of Loss reinsurance agreement. The reinsurance agreement provided accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business, and was subject to cancellation or commutation annually at the Company's option. In accordance with the provisions of this contract, the Company exercised its option to cancel this contract effective January 1, 2000. The program covered losses and allocated loss adjustment expenses, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate coverage limits for losses and allocated LAE are $150.0 million and $300.0 million, respectively. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized a net (benefit) expense of $(3.0) million and $16.9 million, for the quarter and six months ended June 30, 1999, and a net benefit of $15.9 million for the year ended December 31, 1999, based on annual estimates of losses and allocated loss adjustment expenses for accident year 1999 No significant benefit or loss was recognized in the first six months of 2000 related to accident year 1999. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.

The Company, in the Risk Management segment, is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangement include the Massachusetts Commonwealth Automobile Reinsurers and the Michigan Catastrophic Claims Association.

Asset Accumulation

Allmerica Financial Services

The following table summarizes the results of operations, including the Closed Block, for the Allmerica Financial Services segment for the periods indicated.


                                        (Unaudited)         (Unaudited)
                                      Quarter  Ended     Six Months Ended
                                         June 30,             June 30,
(In millions)                         2000      1999      2000      1999
Segment  revenues
 Premiums                             $   8.8   $   8.5   $  35.3   $  36.4
 Fees                                   102.7      88.6     205.2     171.5
 Investment and other income            100.7      96.8     200.0     190.7
                                      -------   -------   -------   -------
Total segment revenues                  212.2     193.9     440.5     398.6

Policy benefits, claims and losses       70.0      75.8     160.7     174.2
Policy acquisition and other
 operating expenses                      86.7      70.4     169.9     127.8
                                      -------   -------   -------   -------
Segment income                        $  55.5   $  47.7   $ 109.9   $  96.6
                                      =======   =======   =======   =======

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Segment income increased $7.8 million, or 16.4%, to $55.5 million during the second quarter of 2000. This increase is primarily attributable to higher asset-based fee income driven by additional deposits and market appreciation in the variable annuity and variable universal life product lines, partially offset by higher policy acquisition and other operating expenses.

Segment revenues increased $18.3 million, or 9.4%, in the second quarter of 2000 primarily due to increased fees and other income. Fee income from variable annuity and individual variable universal life policies increased $13.7 million, or 20.7%, in the second quarter of 2000 due to additional deposits and market appreciation. New deposits generated approximately $7.0 million of this growth, while market appreciation generated approximately $6.7 million. The growth in annuity deposits resulted from the introduction of a "bonus" product in the fourth quarter of 1999, which provides cash back to the policyholder in the form of a credit applied to the policyholder's account value. Sales of bonus annuities, which totaled $333.8 million in the second quarter of 2000 were partially offset by a $54.8 million decline in traditional annuity sales at three specific third party mutual fund advisors within the broker-dealer and financial planner distribution channels. In addition, investment and other income increased $3.9 million principally due to higher investment management fees and brokerage income resulting from appreciation and additional deposits in variable product assets under management. These increases were partially offset by a decline in net investment income due to a reduction in average assets primarily resulting from transfers to the separate accounts in the annuity and group retirement product lines, as well as cancellations of certain accounts in the group retirement business.

Policy benefits, claims and losses decreased $5.8 million, or 7.7%, to $70.0 million in the second quarter of 2000. This decrease was due to improved mortality experience in the Closed Block in the current period and lower participation in the annuity program introduced in 1998 which provided, for a limited time, enhanced crediting rates on general account deposits.
In addition, there was a reduction in interest credited on group retirement products due to runoff and asset transfers from the general account to the separate account.

Policy acquisition and other operating expenses increased $16.3 million, or 23.2%, in the second quarter of 2000. This increase primarily results from ongoing growth in the individual variable annuity, variable universal life, and brokerage and investment management product lines.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Segment income increased $13.3 million, or 13.8%, to $109.9 million in the first half of 2000. This increase is primarily attributable to higher asset-based fee income driven by market appreciation and additional deposits in the variable annuity and life product lines, partially offset by higher policy acquisition and other operating expenses.

Segment revenues increased $41.9 million, or 10.5%, in 2000 primarily due to increased fees and other income. Fee income from annuities and variable life policies increased $32.1 million, or 25.5%, in the first six months of 2000, primarily due to market appreciation and additional deposits. Market appreciation generated approximately $16.5 million of this growth, while new deposits generated approximately $15.6 million. The growth in annuity deposits resulted from the introduction of the aforementioned "bonus" product. Sales of bonus annuities, which totaled $673.7 million in the first six months of 2000, were partially offset by a $135.3 million decrease in traditional annuity sales at three specific third party mutual fund advisors within the broker-dealer and financial planner distribution channels. In addition, investment and other income increased $9.3 million primarily due to higher investment management fees and brokerage income resulting from appreciation and additional deposits in variable product assets under management. These increases were partially offset by an $8.8 million decline in net investment income primarily due to decreased average invested assets resulting from transfers to the separate accounts in the annuity and group retirement product lines. In addition, the decline in net investment income reflects lower income from bonds due to defaults in 2000.

Policy benefits, claims and losses decreased $13.5 million, or 7.7%, to $160.7 million in the first six months of 2000. This decrease is primarily attributable to the absence of a $5.4 million mortality reserve established in the variable annuity line of business during the first quarter of 1999. In addition, lower policy benefits resulted from improved mortality in the Closed Block, as well as decreased interest credited due to the aforementioned transfers to the separate accounts and cancellations in the group retirement business.

Policy acquisition and other operating expenses increased $42.1 million, or 32.9%, in the first six months of 2000. This increase primarily reflects the absence of a one-time increase to the deferred acquisition cost asset of $13.5 million in 1999 resulting from the implementation of an enhanced valuation system for the annuity line of business. Also, the increase in policy acquisition and other operating expenses reflects growth in the individual variable annuity, variable universal life, and brokerage and investment management product lines. Policy acquisition costs in 2000 include additional amortization of approximately $3.5 million related to increased surrenders.

Statutory Premiums and Deposits

The following table sets forth statutory premiums and deposits by product for the Allmerica Financial Services segment.


                                         (Unaudited)        (Unaudited)
                                        Quarter Ended     Six Months Ended
                                           June 30,           June 30,
(In millions)                           2000     1999       2000      1999
 Insurance
  Traditional life                     $ 13.9   $ 17.3   $   43.7   $   48.7
  Universal life                         15.5     15.9       33.4       32.6
  Variable universal life                51.5     43.8      102.7       89.1
  Individual health                       0.0      0.0        0.1        0.1
  Group variable universal life          18.6      7.2       30.1       17.6
                                       -------  -------  ---------  ---------
   Total insurance                       99.5     84.2      210.0      188.1
                                       -------  -------  ---------  ---------
 Annuities:
  Separate account annuities            676.5    510.5    1,355.4    1,009.1
  General account annuities             125.4    251.5      264.1      461.8
  Retirement investment accounts          2.6      3.6        6.1        9.5
                                       -------  -------  ---------  ---------
   Total individual annuities           804.5    765.6    1,625.6    1,480.4

  Group annuities                        90.7    112.2      259.3      194.3
                                       -------  -------  ---------  ---------
   Total annuities                      895.2    877.8    1,884.9    1,674.7
                                       -------  -------  ---------  ---------
 Total premiums and deposits           $994.7   $962.0   $2,094.9   $1,862.8
                                       =======  =======  =========  =========

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Total premiums and deposits increased $32.7 million, or 3.4%, to $994.7 million. These increases are primarily due to higher separate account annuity deposits, partially offset by a decline in general account and group annuity deposits. The growth in individual separate account annuity deposits results from the aforementioned introduction of a bonus product in the fourth quarter of 1999, partially offset by a decrease in traditional annuity sales at three specific third party mutual fund advisors within the broker-dealer and financial planner distribution channels. The bonus annuity product is primarily distributed through third party mutual fund advisors and the broker-dealer distribution channels. These increases were partially offset by lower deposits from general account annuities due to the decreased utilization of an annuity program introduced in 1998, which provided for a limited time, enhanced crediting rates on deposits made into the Company's general account and transferred ratably over a period of time into the Company's separate accounts.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

For the six months ended June 30, 2000, total premiums and deposits increased $232.1 million, or 12.5%, to $2,094.9 million. These increases are primarily due to higher separate account and group annuity deposits, partially offset by a decline in general account annuity deposits. The growth in individual separate account annuity deposits results from the introduction of the aforementioned bonus product, partially offset by the decrease in traditional annuity sales at three specific third party mutual fund advisors. In addition, group annuity deposits increased in 2000 due to new sales and additional business from existing contracts. These increases were partially offset by lower deposits from general account annuities due to the decreased utilization of the aforementioned annuity program with enhanced crediting rates.


Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.

                                         (Unaudited)        (Unaudited)
                                        Quarter Ended     Six Months Ended
                                           June 30,           June 30,
(In millions)                           2000     1999       2000     1999
Interest margins on GICs
 Net investment income                 $ 32.1   $ 36.9    $ 58.5   $ 68.3
 Interest credited                       28.5     31.5      50.9     58.1
                                       ------   ------    ------   ------
  Net interest margin                     3.6      5.4       7.6     10.2
                                       ------   ------    ------   ------
Other income and expenses
 External fees and other income           1.5      1.6       3.1      3.0
 Internal fees and other income           1.3      2.0       2.6      3.5
 Other operating expenses                 1.8      2.2       3.6      4.2
                                       ------   ------    ------   ------
Segment income                         $  4.6   $  6.8    $  9.7   $ 12.5
                                       ======   ======    ======   ======


Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Segment income decreased $2.2 million, or 32.4%, to $4.6 million during the second quarter of 2000. This decline is primarily due to decreased earnings on GICs resulting from short-term funding agreement withdrawals during the fourth quarter of 1999 and a shift to lower yielding long-term funding agreements in 2000. The withdrawals reflected uncertainties in the market resulting in greater redemptions for the industry overall. Management expects income from the GIC product line to be unfavorably impacted in future periods due to withdrawals experienced during the fourth quarter of 1999 and a diminished market for short-term funding agreement products.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Segment income decreased $2.8 million, or 22.4%, to $9.7 million in the first six months of 2000. This decline primarily reflects decreased earnings on GICs. Earnings on GICs decreased $2.6 million primarily due to the aforementioned short-

term funding agreement withdrawals during the fourth quarter of 1999 and a shift to lower yielding long-term funding agreements in 2000.


Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                                         (Unaudited)        (Unaudited)
                                        Quarter Ended     Six Months Ended
                                           June 30,           June 30,
(In millions)                           2000     1999      2000     1999
Segment  revenues
 Net investment income                 $  1.7   $  2.4    $  2.7   $  3.6

 Interest expense                         3.8      3.8       7.6      7.6
 Other operating expenses                10.1     12.1      21.8     25.5
                                       -------  -------   -------  -------
Segment loss                           $(12.2)  $(13.5)   $(26.7)  $(29.5)
                                       =======  =======   =======  =======


Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Segment loss decreased $1.3 million, or 9.6%, to $12.2 million in the second quarter of 2000 primarily due to lower corporate overhead costs, partially offset by a reduction in net investment income. Other operating expenses declined $2.0 million, primarily due to lower finance, technology and other corporate overhead costs. Investment income decreased $0.7 million during the second quarter of 2000 due to lower average invested assets. This decline primarily reflects the sale of investments which were used to fund the Company's stock repurchase program, as well as a decrease in assets transferred from the Risk Management segment. Assets transferred from the Risk Management segment totaled $108.0 million and $350.0 million during the second quarter of 2000 and 1999, respectively.

Interest expense for both periods relates solely to the interest paid on the Senior Debentures of the Company.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Segment loss decreased $2.8 million, or 9.5%, to $26.7 million in the first six months of 2000 primarily due to lower corporate overhead costs, partially offset by a reduction in net investment income. Other operating expenses declined $3.7 million primarily due to lower finance, technology and other corporate overhead costs. Investment income decreased $0.9 million during the first six months of 2000 due to lower average invested assets. This decline primarily reflects the aforementioned sale of investments which were used to fund the Company's stock repurchase program, as well as the aforementioned decrease in assets transferred from the Risk Management segment.

Interest expense for both periods relates solely to the interest paid on the Senior Debentures of the Company.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:

                                (Unaudited)
                               June 30, 2000 <FN1>    December 31, 1999 <FN1>

                              Carrying   % of Total    Carrying   % of Total
                                Value     Carrying       Value     Carrying
(Dollars in millions)                      Value                    Value
Fixed maturities <FN2>       $  7,771.1  82.8%       $  7,306.7   80.6%
Equity securities <FN2>            69.1   0.7              83.2    0.9
Mortgages                         650.7   6.9             657.5    7.3
Policy loans                      377.5   4.0             371.6    4.1
Cash and cash equivalents         340.9   3.6             464.8    5.1
Other invested assets             174.7   2.0             180.0    2.0
                             ------------------       ------------------
  Total                      $  9,384.0 100.0%       $  9,063.8  100.0%
                             ==================       ==================

<FN1>
Includes Closed Block invested assets with a carrying value of $735.4 million and $732.9 million at June 30, 2000 and December 31, 1999, respectively.
<FN2>
The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets increased $320.2 million, or 3.5%, to $9.4 billion during the second quarter of 2000. This increase resulted primarily from increased fixed maturities of $464.4 million, partially offset by decreases of $123.9 million of cash and cash equivalents and $14.1 million of equity securities. The increase in fixed maturities is principally due to the investment of new long term funding agreement deposits. The decrease in cash and cash equivalents is primarily due to reduced cash flow from operations and the repurchase of AFC common stock under the stock repurchase program.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues.
Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 86.4% and 84.4% of the Company's total fixed maturity portfolio at June 30, 2000 and December 31, 1999, respectively. The average yield on debt securities was 7.3% and 7.1% for the six months ended June 30, 2000 and 1999, respectively. Although management expects that new funds will be invested primarily in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

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

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Provision for federal income taxes before minority interest and discontinued operations was $8.4 million during the second quarter of 2000 compared to $22.0 million during the same period in 1999. These provisions resulted in consolidated effective federal tax rates of 14.0% and 23.7% for the quarters ended June 30, 2000 and 1999, respectively. The decrease in the rate is primarily due to increased realized losses in the second quarter of 2000 and to an increase in the proportion of tax-exempt interest income to pre-tax income. Although total tax-exempt interest income declined in the second quarter of 2000 as compared to the second quarter of 1999, its percentage of anticipated pre-tax income increased as a result of the aforementioned realized losses.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The provision for federal income taxes before minority interest and discontinued operations was $15.9 million during the first six months of 2000 compared to $69.7 million during the same period in 1999. These provisions resulted in consolidated effective federal tax rates of 15.6% and 23.6% for the six months ended June 30, 2000 and 1999, respectively. The decrease in the rate is primarily due to realized losses in the first six months of 2000 as compared to gains in the same period of 1999 and to an increase in the proportion of tax-exempt interest income to pre-tax income. Although total tax-exempt interest income decreased in the first six months of 2000, its percentage of anticipated pre-tax income increased as a result of the aforementioned realized losses.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. During the first six months of 2000, AFC received $108.0 million of dividends from its property and casualty businesses. Additional dividends from the Company's insurance subsidiaries in 2000 would be considered "extraordinary" and would require prior approval from the respective state regulators.

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

Net cash used in operating activities was $128.3 million during the first six months of 2000, compared to cash provided by operating activities of $32.5 million for the same period of 1999. The increased use of cash year over year is primarily the result of decreased net deposits from the aforementioned enhanced crediting annuity program and payments related to the Company's aforementioned new bonus annuity product. In addition, timing of cash receipts from the Company's separate accounts contributed to the decline.

Net cash used in investing activities was $482.5 million during the first six months of 2000, compared to $177.7 million during the same period in 1999. This change is primarily due to the absence in 2000 of $310.0 million of equity securities sales that occurred in January 1999.

Net cash provided by financing activities was $486.9 million during the first six months of 2000, compared to $158.9 million during the comparable prior year period. The increase in 2000 is due primarily to a $203.4 million year over year reduction in cash used for the Company's share repurchase program and the absence of a $150.0 million repayment of short-term debt which occurred during the first quarter of 1999. These changes were partially offset by a decreease in net funding agreement deposits, including trust instruments supported by funding obligations, of $64.8 million during the first six months of 2000.

AFC has sufficient funds at the holding company or available through dividends from FAFLIC and Allmerica P&C to meet its obligations to pay interest on the Senior Debentures, Capital Securities and dividends, when and if declared by the Board of Directors, on the common stock. On July 25, 2000, the Board of Directors declared an annual dividend of $0.25 per share on the issued and outstanding common stock of the Company, payable November 15, 2000 to shareholders of record at the close of business November 1, 2000. Whether the Company will pay dividends in the future depends upon the costs of administering a dividend program as compared to the benefits conferred, and upon the earnings and financial condition of AFC.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. AFC has $150.0 million available under a committed syndicated credit agreement, which expires on May 28, 2001. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. At June 30, 2000, no amounts were outstanding under this agreement. The Company had $51.4 million of commercial paper borrowings outstanding at June 30, 2000. AFC had no repurchase agreements outstanding as of June 30, 2000.

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

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations;(v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (viii) loss or retirement of key executives; (ix) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (x) termination of provider contracts or renegotiations at less cost-effective rates or terms of payment; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on genetic testing and other criteria;
(xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's, A.M. Best, and Duff & Phelps;(xiv) lower appreciation on or decline in value of the Company's managed investments or the investment markets in general, resulting in reduced variable products sales, assets and related fees; (xv) possible claims relating to sales practices for insurance products; (xvi) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts; (xvii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products; (xviii) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets; (xix) losses resulting from the Company's participation in certain reinsurance pools; (xx) adverse results of regulatory audits related to the Company's prior years' federal income tax filings, and (xxi) losses due to foreign currency fluctuations.

                            PART II - OTHER INFORMATION

         ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


This registrant's annual shareholder's meeting was held on May 16, 2000. All three directors nominated for reelection by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulations 14A of the Securities and Exchange Act of 1934.

                                 VOTES FOR                   WITHHELD
E. Gordon Gee                    39,582,537                  226,106
Gail L. Harrison                 39,591,839                  216,804
M Howard Jacobson                39,589,565                  219,078


The other directors whose terms were continued after the Annual Meeting are Mr. Michael P. Angelini, Mr. Samuel J. Gerson, Mr. Robert P. Henderson, Mr. Wendell J. Knox, Mr. Terrence Murray, Mr. Robert J. Murray, Mr. John F. O'Brien, and Mr. Herbert M. Varnum.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Independent Public Accountants of the Company for 2000: for 39,612,550; against 73,439; abstain 122,954.

                         PART II - OTHER INFORMATION
                   ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

       EX - 27 Financial Data Schedule

(b) Reports on Form 8K

       On April 28, 2000, Allmerica Financial Corporation announced its financial results for the three months ended March 31, 2000.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Allmerica Financial Corporation
                                 Registrant


Dated    August 11, 2000

                                   /S/ John F. O'Brien
                                   -----------------------------------------
                                   John F. O'Brien
                                   President and Chief Executive Officer

Dated   August 11, 2000

                                   /S/ Edward J. Parry III
                                   -----------------------------------------
                                   Edward J. Parry III
                                   Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number        Exhibit

  27                  Financial Data Schedule