Form 10-Q
period 2000-09-30
ALLMERICA FINANCIAL CORP
filed 2000-11-14
CIK 944695

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended:   September 30, 2000

                                      OR

  [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from: __________ to _________
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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 53,135,446 shares of common stock outstanding, as of November 1, 2000.

                                    36
              Total Number of Pages Included in This Document
                      Exhibit Index is on Page 37

                                 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION



 Item 1. Financial Statements

         Consolidated Statements of Income                         3
         Consolidated Balance Sheets                               4
         Consolidated Statements of Shareholders' Equity           5
         Consolidated Statements of Comprehensive Income           6
         Consolidated Statements of Cash Flows                     7
         Notes to Interim Consolidated Financial Statements     8-14


 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations         15-34


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                         35


SIGNATURES                                                        36

                        PART I - FINANCIAL INFORMATION
                        ITEM I - FINANCIAL STATEMENTS

                       ALLMERICA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME


                                         (Unaudited)        (Unaudited)
                                        Quarter Ended    Nine Months Ended
                                         September 30,     September 30,
(In millions, except per share data)     2000    1999      2000     1999
REVENUES
 Premiums                               $527.4  $499.9   $1,545.0  $1,452.9
 Universal life and investment
  product policy fees                    110.9    91.4      316.1     262.9
 Net investment income                   152.3   157.3      441.2     469.8
 Net realized investment (losses)
  gains                                  (30.7)  (19.8)     (97.9)    106.5
 Other income                             34.1    32.9      107.6      90.6
                                        --------------   ------------------
  Total revenues                         794.0   761.7    2,312.0   2,382.7

BENEFITS, LOSSES AND EXPENSES
 Policy benefits, claims, losses and
  loss adjustment expenses               479.7   451.8    1,395.3   1,335.2
 Policy acquisition expenses             107.8   111.9      339.9     316.5
 Other operating expenses                126.9   120.5      375.2     358.2
 Restructuring costs                       0.0     0.0       20.3       0.0
                                        --------------   ------------------
  Total benefits, losses and expenses    714.4   684.2    2,130.7   2,009.9
                                        --------------   ------------------
 Income from continuing operations
  before federal income taxes             79.6    77.5      181.3     372.8
                                        --------------   ------------------
  Federal income tax expense:
   Current                                 6.7     9.5        1.5      82.7
   Deferred                                6.4     4.9       27.5       1.4
                                        --------------   ------------------
    Total federal income tax expense      13.1    14.4       29.0      84.1
                                        --------------   ------------------
 Income from continuing operations
  before minority interest                66.5    63.1      152.3     288.7
 Minority interest:
 Distributions on mandatorily
  redeemable preferred securities
  of a subsidiary trust holding
  solely junior subordinated
  debentures of the Company               (4.0)   (4.0)     (12.0)    (12.0)
                                        ---------------  -------------------
 Income from continuing operations        62.5    59.1      140.3     276.7

 Loss from operations of discontinued
  business (less applicable income
  tax benefit of $8.4 for the quarter
  ended September 30, 1999 and $10.1
  for the nine months ended September
  30, 1999)                                0.0   (15.5)       0.0     (18.8)

 Loss on disposal of group life and
  health business, including provision
  of $73.0 for operating losses during
  phase-out period for the quarter and
  nine months ended September 30, 1999
  (less applicable income tax benefit
  of $16.4)                                0.0   (30.5)       0.0     (30.5)
                                        ---------------  -------------------
 Net income                             $ 62.5  $ 13.1   $  140.3  $  227.4
                                        ===============  ===================
PER SHARE DATA
 Basic
  Income from continuing operations     $ 1.18  $ 1.09     $ 2.62    $ 5.00
  Loss from operations of discontinued
   business (less applicable income
   tax benefit of $0.15 for the quarter
   ended September 30, 1999 and $0.18
   for the nine months ended September
   30, 1999)                              0.00   (0.29)      0.00     (0.34)
  Loss on disposal of group life and
   health business, including provision
   of $1.35 and $1.32 for operating
   losses during phase-out period for
   the quarter and nine months ended
   September 30, 1999, (less applicable
   income tax benefit of $0.30 for the
   quarter and nine months ended
   September 30, 1999)                    0.00   (0.56)      0.00     (0.55)
                                        ---------------   ------------------
  Net income                            $ 1.18  $ 0.24     $ 2.62    $ 4.11
                                        ===============   ==================
  Weighted average shares outstanding     53.1    54.1       53.5      55.3
                                        ===============   ==================
 Diluted
  Income from continuing operations     $ 1.16  $ 1.08     $ 2.59    $ 4.96
  Loss from operations of discontinued
   business (less applicable income tax
   benefit of $0.15 for the quarter
   ended September 30, 1999 and $0.18
   for the nine months ended September
   30, 1999)                              0.00   (0.28)      0.00     (0.34)
  Loss on disposal of group life and
   health business, including provision
   of $1.33 and $1.31 for operating
   losses during phase-out period for
   the quarter and nine months ended
   September 30, 1999, (less applicable
   income tax benefit of $0.30 and $0.29
   for the quarter and nine months ended
   September 30, 1999)                    0.00   (0.56)      0.00     (0.55)
                                        ---------------   ------------------
  Net income                            $ 1.16  $ 0.24     $ 2.59    $ 4.07
                                        ===============   ==================
  Weighted average shares outstanding     53.9    54.7       54.1      55.8
                                        ===============   ==================
  Dividends declared to shareholders    $ 0.25  $ 0.25     $ 0.25    $ 0.25
                                        ===============   ==================


The accompanying notes are an integral part of these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)
                                                September 30,    December 31,
(In millions, except per share data)                 2000            1999
ASSETS
 Investments:
  Fixed maturities-at fair value (amortized
   cost of $7,726.8 and $7,095.0)               $ 7,644.4        $ 6,933.8
  Equity securities-at fair value (cost of
   $56.5 and $49.5)                                  82.2             83.2
  Mortgage loans                                    489.9            521.2
  Policy loans                                      185.3            170.5
  Other long-term investments                       195.2            180.0
                                                ---------        ---------
    Total investments                             8,597.0          7,888.7
                                                ---------        ---------
 Cash and cash equivalents                          305.5            442.2
 Accrued investment income                          134.4            134.7
 Premiums, accounts and notes receivable, net       634.5            583.5
 Reinsurance receivable on paid and unpaid
  losses, benefits and unearned premiums          1,306.6          1,279.9
 Deferred policy acquisition costs                1,556.2          1,386.8
 Deferred federal income taxes                       90.8            141.7
 Other assets                                       573.7            510.2
 Closed Block assets                                776.0            772.3
 Separate account assets                         18,660.1         17,629.6
                                                ---------        ---------
   Total assets                                 $32,634.8        $30,769.6
                                                =========        =========
LIABILITIES
 Policy liabilities and accruals:
  Future policy benefits                        $ 2,894.6        $ 2,825.0
  Outstanding claims, losses and loss
   adjustment expenses                            2,827.4          2,838.6
  Unearned premiums                               1,001.6            890.2
  Contractholder deposit funds and other
   policy liabilities                             2,066.2          2,041.0
                                                ---------        ---------
   Total policy liabilities and accruals          8,789.8          8,594.8
                                                ---------        ---------
 Expenses and taxes payable                         795.0            795.5
 Reinsurance premiums payable                        91.2             73.0
 Trust instruments supported by funding
  obligations                                       546.8             50.6
 Short-term debt                                     53.9             45.0
 Long-term debt                                     199.5            199.5
 Closed Block liabilities                           842.1            842.1
 Separate account liabilities                    18,659.2         17,628.9
                                                ---------        ---------
   Total liabilities                             29,977.5         28,229.4
                                                ---------        ---------
 Minority interest:
  Mandatorily redeemable preferred securities
   of a subsidiary trust holding solely junior
   subordinated debentures of the Company           300.0            300.0
                                                ----------       ----------
 Commitments and contingencies  (Note 10)

SHAREHOLDERS' EQUITY
 Preferred stock, $0.01 par value,
  20.0 million shares authorized, none issued         0.0              0.0
 Common stock, $0.01 par value,
  300.0 million shares authorized,
  60.4 million shares issued                          0.6              0.6
 Additional paid-in capital                       1,764.1          1,770.5
 Accumulated other comprehensive income             (36.3)           (75.3)
 Retained earnings                                1,009.1            882.2
 Treasury stock at cost (7.1 million and
  6.2 million shares)                              (380.2)          (337.8)
                                                ----------       ----------
   Total shareholders' equity                     2,357.3          2,240.2
                                                ----------       ----------
    Total liabilities and shareholders' equity  $32,634.8        $30,769.6
                                                ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         (Unaudited)
                                                     Nine Months Ended
                                                        September 30,
(In millions)                                         2000        1999

PREFERRED STOCK
 Balance at beginning and end of period             $    0.0    $    0.0
                                                    ---------   ---------

COMMON STOCK
 Balance at beginning and end of period                  0.6         0.6
                                                    ---------   ---------
ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of period                      1,770.5     1,768.8
  Issuance of common stock                               0.6         1.3
  Unearned compensation related to restricted
   stock                                                (7.0)        2.8
                                                    ---------   ---------
 Balance at end of period                            1,764.1     1,772.9
                                                    ---------   ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME
 NET UNREALIZED APPRECIATION (DEPRECIATION) ON
 INVESTMENTS
  Balance at beginning of period                       (75.3)      180.5
   Net appreciation (depreciation) on
    available-for-sale securities                       59.9      (368.4)
   (Provision) benefit for deferred federal
    income taxes                                       (20.9)      139.3
                                                    ---------   ---------
     Other comprehensive gain (loss)                    39.0      (229.1)
                                                    ---------   ---------
  Balance at end of period                             (36.3)      (48.6)
                                                    ---------   ---------

RETAINED EARNINGS
 Balance at beginning of period                        882.2       599.9
  Net income                                           140.3       227.4
  Dividends to shareholders                            (13.4)      (13.5)
                                                    ---------   ---------
 Balance at end of period                            1,009.1       813.8
                                                    ---------   ---------

TREASURY STOCK
 Balance at beginning of period                       (337.8)      (91.2)
  Shares purchased at cost                             (61.3)     (250.2)
  Shares reissued at cost                               18.9         2.4
                                                    ---------   ---------
 Balance at end of period                             (380.2)     (339.0)
                                                    ---------   ---------

     Total shareholders' equity                     $2,357.3    $2,199.7
                                                    =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                         ALLMERICA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                              (Unaudited)       Unaudited)
                                             Quarter Ended  Nine Months Ended
                                             September 30,    September 30,
(In millions)                                2000     1999    2000     1999

Net income                                  $ 62.5   $ 13.1  $140.3   $227.4

Other comprehensive income:
 Net appreciation (depreciation) on
  available-for-sale securities               42.3    (94.4)   59.9   (368.4)
 (Provision) benefit for deferred
  federal income taxes                       (14.9)    43.5   (20.9)   139.3
                                            -------  ------  -------  -------
  Other comprehensive income (loss)           27.4    (50.9)   39.0   (229.1)
                                            -------  ------  -------  -------
Comprehensive income (loss)                 $ 89.9   $(37.8) $179.3   $ (1.7)
                                            =======  ======  =======  =======


The accompanying notes are an integral part of these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
(In millions)                                           2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $  140.3     $  227.4
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Net realized investment losses (gains)                102.6       (106.3)
   Net amortization and depreciation                      18.4         25.8
   Loss on disposal of group life and health
    business                                               0.0         30.5
   Deferred federal income taxes                          29.8          1.4
   Change in deferred acquisition costs                 (179.2)      (140.0)
   Change in premiums and notes receivable,
    net of reinsurance payable                           (32.5)       (92.1)
   Change in accrued investment income                    (0.2)        14.0
   Change in policy liabilities and accruals, net        150.4        157.8
   Change in reinsurance receivable                      (26.5)       (69.0)
   Change in expenses and taxes payable                    2.8        (50.5)
   Separate account activity, net                         (0.2)         5.4
   Other, net                                             (8.2)        10.9
                                                      ---------    ---------
      Net cash provided by operating activities          197.5         15.3
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals and maturities of
   available-for-sale fixed maturities                 2,321.2      2,281.1
  Proceeds from disposals of equity securities            11.8        376.9
  Proceeds from disposals of other investments            31.5         27.3
  Proceeds from mortgages matured or collected            83.0         86.5
  Purchase of available-for-sale fixed
    maturities                                        (3,056.7)    (2,065.9)
  Purchase of equity securities                          (16.1)       (71.5)
  Purchase of other investments                         (118.2)      (113.8)
  Purchase of company owned life insurance               (64.9)         0.0
  Capital expenditures                                    (8.4)       (24.0)
  Other, net                                              (0.1)         0.0
                                                      ---------    ---------
      Net cash (used in) provided by
        investing activities                            (816.9)       496.6
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to
    contractholder deposit funds                         588.1      1,368.0
  Withdrawals from contractholder deposit
    funds                                               (561.1)    (1,014.8)
  Change in trust instruments supported by
    funding obligations                                  496.2          0.0
  Change in short-term debt                                8.9       (177.5)
  Proceeds from issuance of common stock                   0.6          1.3
  Treasury stock purchased at cost                       (58.9)      (250.2)
  Treasury stock reissued at cost                         18.9          2.4
  Other, net                                              (1.1)        (1.1)
                                                      ---------    ---------
      Net cash provided by (used in)
        financing activities                             491.6        (71.9)
                                                      ---------    ---------

Net change in cash and cash equivalents                 (127.8)       440.0
Net change in cash held in the Closed Block               (8.9)         9.0
Cash and cash equivalents, beginning of period           442.2        550.3
                                                      ---------    ---------
Cash and cash equivalents, end of period              $  305.5     $  999.3
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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1999 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In March 2000, the FASB issued Interpretation No. 44, "Accounting for
Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44" or "the Interpretation"). FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee, the criteria for determining a noncompensatory plan, the accounting for changes to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination, and other stock compensation related issues. FIN 44 became effective July 1, 2000, with respect to new awards, modifications to outstanding awards, and changes in grantee status that occur on or after that date. In addition, the Interpretation covers certain events occurring between December 16, 1998 and the July effective date, as well as certain other events occurring between January 13, 2000 and the July effective date. To the extent that applicable events occurred in those periods, the effects of applying the Interpretation are recognized on a prospective basis beginning July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which establishes accounting and reporting standards for derivative instruments. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitments's fair value, changes in the fair value of the derivative instruments will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. To the extent any hedges are determined to be ineffecive, all or a portion of the change in value of the derivative will be recognized currently in earnings. This statement is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact that the adoption of Statement No. 133 will have on the Company's results of operations or its financial position.

3. Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee
Benefit Services ("EBS") business, its Affinity Group Underwriters ("AGU") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During the third quarter of 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. The Company also recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after tax losses from the run-off of the group life and health business of approximately $47.4 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.9 million. Subsequent to a measurement date of June 30, 1999, approximately $27.5 million of the aforementioned $47.4 million loss has been generated from the operations of the discontinued business.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver and received consideration of approximately $22 million, based on renewal rights for existing policies. Additional consideration may be received in 2001, based on premium in force as of March 2001. However, the Company retained policy liabilities estimated at $173.5 million at September 30, 2000 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At September 30, 2000, the discontinued segment had assets of approximately $505.1 million consisting primarily of invested assets, premiums and fees receivable, and reinsurance recoverables, and liabilities of approximately $419.8 million consisting primarily of policy liabilities. Revenues for the discontinued operations were $39.0 million and $91.9 million for the quarters ended September 30, 2000 and 1999, respectively, and $174.7 million and $279.0 million for the nine months ended September 30, 2000 and 1999, respectively.

4. Significant Transactions

As of September 30, 2000, the Company has repurchased approximately $391.8 million, or approximately 7.3 million shares, of its common stock under programs authorized by the Board of Directors (the "Board"). The Company repurchased approximately 1.2 million shares at cost of approximately $58.9 million in 2000 while share repurchases were approximately 4.5 million at a cost of approximately $250.2 million in 1999. As of September 30, 2000, the Board had authorized total stock repurchases of $500.0 million, leaving approximately $108.2 million available to the Company for future repurchases.

During the second quarter of 2000, the Company adopted a formal company-wide restructuring plan. This plan is the result of a corporate initiative that began in the fall of 1999, intended to reduce expenses and enhance revenues. As a result of the Company's restructuring plan, it recognized a pre-tax charge of $21.0 million during the second quarter of 2000 as reflected in restructuring costs in the Consolidated Statements of Income. Approximately $4.6 million of this charge relates to severance and other employee related costs resulting from the elimination of approximately 360 positions, of which 160 have been eliminated as of September 30, 2000. All levels of employees, from staff to senior management, were affected by the restructuring. In addition, approximately $16.4 million of this charge relates to other restructuring costs, consisting of one-time project costs, lease cancellations and the present value of idle leased space. As of September 30, 2000, the Company has made payments of approximately $12.5 million related to this restructuring plan, of which approximately $2.0 million relates to severance and other employee related costs.

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

5. Federal Income Taxes

Federal income tax expense for the nine months ended September 30, 2000 and 1999 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

6. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:


                                               (Unaudited)     (Unaudited)
                                              Quarter Ended Nine Months Ended
                                               September 30    September 30
(In millions)                                 2000     1999    2000    1999
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during period (net of income
    taxes (benefit) of $4.4 million and
    $(48.2) million for the quarters
    ended September 30, 2000 and 1999 and
    $(12.5) million and $(109.2) million
    for the nine months ended September
    30, 2000 and 1999)                       $10.9   $(67.0)  $(36.0) $(156.0)
  Less:  reclassification adjustment
    for (losses) gains included in net
    income (net of income taxes (benefit)
    of $(10.5) million and $(4.7) million
    for the quarters ended September 30,
    2000 and 1999 and $(33.4) million and
    $30.1 million for the nine months
    ended September 30, 2000 and 1999)       (16.5)   (16.1)   (75.0)    73.1
                                            -------  -------  ------- --------
Other comprehensive income (loss)           $ 27.4   $(50.9)  $ 39.0  $(229.1)
                                            =======  =======  ======= ========


7. Closed Block

Included in other income in the Consolidated Statements of Income is a net pre-tax (loss) contribution from the Closed Block of $(1.1) million and $3.7 million for the third quarter and nine months ended September 30, 2000, respectively, compared to $3.3 million and $10.4 million for the third quarter and nine months ended September 30, 1999, respectively. Summarized financial information of the Closed Block is as follows:


                                                (Unaudited)
                                               September 30,     December 31,
(In millions)                                      2000              1999
ASSETS
  Fixed maturities-at fair value
    (amortized cost of $381.9 and $387.4)      $  371.4          $  372.9
  Mortgage loans                                  148.9             136.3
  Policy loans                                    195.2             201.1
  Cash and cash equivalents                        31.5              22.6
  Accrued investment income                        14.5              14.0
  Deferred policy acquisition costs                11.4              13.1
  Other assets                                      3.1              12.3
                                               --------          ---------
    Total assets                               $  776.0          $  772.3
                                               ========          =========

LIABILITIES
  Policy liabilities and accruals              $  826.5          $  835.2
  Other liabilities                                15.6               6.9
                                               --------          ---------
    Total liabilities                          $  842.1          $  842.1
                                               ========          =========



                                            (Unaudited)        (Unaudited)
                                           Quarter Ended    Nine Months Ended
                                            September 30       September 30
(In millions)                              2000     1999       2000    1999
REVENUES
  Premiums                                $ 7.7    $ 8.0      $42.0   $43.6
  Net investment income                    13.1     13.9       40.1    40.5
  Net realized investment losses           (1.1)    (0.7)      (4.7)   (0.2)
                                          ------   ------     ------  ------
    Total revenues                         19.7     21.2       77.4    83.9
                                          ------   ------     ------  ------

BENEFITS AND EXPENSES
  Policy benefits                          20.2     17.2       71.9    71.6
  Policy acquisition expenses               0.5      0.6        1.5     1.7
  Other operating expenses                  0.1      0.1        0.3     0.2
                                          ------   ------     ------  ------
    Total benefits and expenses            20.8     17.9       73.7    73.5
                                          ------   ------     ------  ------

      (Loss) contribution from the
        Closed Block                      $(1.1)   $ 3.3      $ 3.7   $10.4
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

During the second quarter of 1999, the Company approved a plan to exit its group life and health business, consisting of its EBS business, its AGU business and its reinsurance pool business. Results of operations from this business have been segregated and reported as a component of discontinued operations in the Consolidated Statements of Income. Operating results from this business were previously reported in the Sponsored Markets and Specialty Markets distribution channels. Prior to 1999, results of the group life and health business were included in the Corporate Risk Management Services segment, while all other Risk Management business was reflected in the Property and Casualty segment.

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products, as well as group retirement products, such as defined benefit and 401(k) plans and tax-sheltered annuities. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in Guaranteed Investment Contracts ("GICs"), such as short term and long term funding agreements. Short term funding agreements are investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. Long term funding agreements are investment contracts issued to various businesses or charitable trusts, which are used to support debt issued by the trust to foreign and domestic institutional buyers, such as banks, insurance companies, and pension plans. These funding agreements have long maturities and may be issued with a fixed or variable interest rate based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients. Income in the Allmerica Asset Management segment is generated by interest margins earned on the Company's GICs, as well as investment advisory fees earned on assets under management.

In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, technology, finance, human resources and legal.

Management evaluates the results of the aforementioned segments based on a pre-tax and pre-minority interest basis. Segment income is determined by adjusting net income for net realized investment gains and losses, net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of segment income, which excludes these items, enhances understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments for the periods indicated.


                                              (Unaudited)      (Unaudited)
                                             Quarter Ended  Nine Months Ended
                                             September 30,    September 30,
(In millions)                                2000    1999     2000     1999
Segment revenues:

 Risk Management                            $588.4  $558.4  $1,725.3 $1,634.2
                                            ------  ------  -------- --------
 Asset Accumulation
  Allmerica Financial Services               216.2   200.2     656.7    598.8
  Allmerica Asset Management                  41.0    41.5     105.2    116.3
                                            ------  ------  -------- --------
    Subtotal                                 257.2   241.7     761.9    715.1
                                            ------  ------  -------- --------
 Corporate                                     2.2     1.3       4.9      4.9
 Intersegment revenues                        (1.2)   (1.3)     (3.8)    (4.3)
                                            ------  ------  -------- --------
   Total segment revenues including
     Closed Block                            846.6   800.1   2,488.3  2,349.9
Adjustments to segment revenues:
 Adjustment for Closed Block                 (21.9)  (18.6)    (78.4)   (73.7)
 Net realized (losses) gains                 (30.7)  (19.8)    (97.9)   106.5
                                            ------  ------  -------- --------
    Total revenues                          $794.0  $761.7  $2,312.0 $2,382.7
                                            ======  ======  ======== ========
Segment income (loss) before federal
  income taxes and minority interest:

 Risk Management                            $ 59.4  $ 49.5  $  156.4 $  134.6
                                            ------  ------  -------- --------
 Asset Accumulation
    Allmerica Financial Services              56.7    54.7     166.6    151.3
    Allmerica Asset Management                 5.8     5.7      15.5     18.2
                                            ------  ------  -------- --------
       Subtotal                               62.5    60.4     182.1    169.5
                                            ------  ------  -------- --------
 Corporate                                   (13.7)  (13.7)    (40.4)   (43.2)
                                            ------  ------  -------- --------
    Segment income before federal income
      taxes and minority interest            108.2    96.2     298.1    260.9
Adjustments to segment income:
 Net realized investment (losses) gains,
    net of amortization                      (28.6)  (18.7)    (96.5)   111.9
 Restructuring costs                           0.0     0.0     (20.3)     0.0
                                            ------  ------  -------- --------
  Income from continuing operations
    before federal income taxes and
    minority interest                       $ 79.6  $ 77.5  $  181.3 $  372.8
                                            ======  ======  ======== ========



                           Identifiable Assets         Deferred Acquisition
                                                              Costs
                        (Unaudited)                 (Unaudited)
                       September 30, December 31,  September 30, December 31,
(In millions)              2000          1999           2000         1999
Risk Management        $  6,055.5    $  5,869.0    $    188.3    $    173.3
                       ----------    ----------    ----------    ----------
Asset Accumulation
  Allmerica Financial
    Services             24,269.9      23,435.7       1,367.7       1,213.1
  Allmerica Asset
    Management            2,193.7       1,387.6           0.2           0.4
                       ----------    ----------    ----------    ----------
    Subtotal             26,463.6      24,823.3       1,367.9       1,213.5
Corporate                   115.7          77.3           0.0           0.0
                       ----------    ----------    ----------    ----------
  Total                $ 32,634.8    $ 30,769.6    $  1,556.2    $  1,386.8
                       ==========    ==========    ==========    ==========


9. Earnings Per Share

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:


                                             (Unaudited)       (Unaudited)
                                            Quarter Ended   Nine Months Ended
                                            September 30,     September 30,
(In millions, except per share data)        2000    1999    2000     1999
Basic shares used in the calculation of
  earnings per share                         53.1    54.1    53.5     55.3
Dilutive effect of securities:
    Employee stock options                    0.5     0.4     0.3      0.3
    Non-vested stock grants                   0.3     0.2     0.3      0.2
                                            -----   -----   -----    -----

Diluted shares used in the calculation
  of earnings per share                      53.9    54.7    54.1     55.8
                                            =====   =====   =====    =====
Per share effect of dilutive securities
  on income from continuing operations      $0.02   $0.01   $0.03    $0.04
                                            =====   =====   =====    =====
Per share effect of dilutive securities
  on net income                             $0.02   $0.00   $0.03    $0.04
                                            =====   =====   =====    =====


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

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products, as well as group retirement products, such as defined benefit and 401(k) plans and tax-sheltered annuities. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in Guaranteed Investment Contracts ("GICs"), such as short term and long term funding agreements. Short term funding agreements are investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. Long term funding agreements are investment contracts issued to various business or charitable trusts, which are used to support debt issued by the trust to foreign and domestic institutional buyers, such as banks, insurance
companies, and pension plans.   These funding agreements have long
maturities and may be issued with a fixed or variable interest rate based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients.

In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, technology, finance, human resources and legal.

Results of Operations

Consolidated Overview

Consolidated net income includes the results of each segment of the Company, which management evaluates on a pre-tax and pre-minority interest basis.
In addition, net income also includes certain items which management believes are not indicative of overall operating trends, such as net realized investment gains and losses, net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of "Adjusted Net Income", which excludes these items, enhances understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, adjusted net income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Net income for the third quarter increased $49.4 million, or 377.1%, to 62.5 million, compared to $13.1 million for the same period in 1999, primarily due to the absence in 2000 of $46.0 million after tax losses resulting from the discontinuation of the Company's group life and health business in 1999.
Net income for the first nine months of 2000 decreased $87.1 million, or 38.3%, to $140.3 million, compared to $227.4 million for the first nine months of 1999. The reduction in net income resulted primarily from a $143.9 million decline in net realized investment gains and $13.2 million of restructuring charges in 2000. These items were partially offset by the aforementioned discontinuation of the Company's group life and health business and an increase in adjusted net income.

The following table reflects adjusted net income and a reconciliation to consolidated net income. Adjusted net income consists of segment income
(loss), federal income taxes on segment income and minority interest on preferred dividends.


                                             (Unaudited)       (Unaudited)
                                            Quarter Ended   Nine Months Ended
                                            September 30,     September 30,
(In millions)                               2000    1999     2000      1999
Segment income (loss) before federal
 income taxes and minority interest:
  Risk Management                          $ 59.4  $ 49.5   $156.4    $134.6
                                           ------  ------   ------    -------
  Asset Accumulation
   Allmerica Financial Services              56.7    54.7    166.6     151.3
   Allmerica Asset Management                 5.8     5.7     15.5      18.2
                                           ------  ------   ------    -------
   Subtotal                                  62.5    60.4    182.1     169.5
  Corporate                                 (13.7)  (13.7)   (40.4)    (43.2)
                                           ------  ------   ------    -------
   Segment income before federal income
     taxes and minority interest            108.2    96.2    298.1     260.9
 Federal income taxes on segment income     (24.3)  (16.4)   (65.3)    (48.8)
 Minority interest on preferred dividends    (4.0)   (4.0)   (12.0)    (12.0)
                                           ------  ------   ------    -------
Adjusted net income                          79.9    75.8    220.8     200.1
Adjustments (net of taxes, minority
 interest and amortization, as
 applicable):
  Net realized investment (losses) gains    (17.4)  (16.7)   (67.3)     76.6
  Restructuring costs                         0.0     0.0    (13.2)      0.0
                                           ------  ------   -------   -------
Income from continuing operations            62.5    59.1    140.3     276.7
 Discontinued operations:
  Loss from operations of discontinued
   group life and health business (net
   of applicable taxes)                       0.0   (15.5)     0.0     (18.8)
  Loss on disposal of group life and
   health business (net of applicable
   taxes)                                     0.0   (30.5)     0.0     (30.5)
                                           ------  -------   ------   -------
Net income                                 $ 62.5  $ 13.1    $140.3   $227.4
                                           ======  =======   ======   =======


Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

The Company's segment income before taxes and minority interest increased $12.0 million, or 12.5%, to $108.2 million in the third quarter of 2000. This increase is attributable to increased income from Risk Management, Allmerica Financial Services and Allmerica Asset Management of $9.9 million, $2.0 million and $0.1 million, respectively. Risk Management's segment income increased primarily due to growth of net premiums earned of approximately $13.0 million, principally attributable to commercial lines rate increases and to improved loss adjustment, policy acquisition and
other operating expenses totaling $14.6 million.   In addition, decreased
catastrophe losses and net activity related to the Company's aggregate excess of loss reinsurance treaty, further discussed in the Risk Management Reinsurance section, favorably impacted segment income by $4.2 million and $2.6 million, respectively. These favorable items were partially offset by a $27.4 million decrease in favorable development on prior years' reserves. The increase in the Allmerica Financial Services segment was principally due to higher asset-based fee income driven by market appreciation and additional deposits in the variable product lines, partially offset by higher policy benefits, and policy acquisition and other operating expenses.

The effective tax rate for segment income was 22.5% for the third quarter of 2000 compared to 17.0% for the third quarter of 1999. The increase in the tax rate was driven primarily by an increase in property and casualty underwriting income and by a decrease in tax-exempt investment income.

Net realized losses on investments, after taxes, were $17.4 million in the third quarter of 2000, resulting primarily from the recognition of after tax realized losses of $13.9 million related to sales of approximately $600 million of fixed maturities. In addition, the Company recognized $6.3 million in after tax realized losses due to impairments of fixed maturities. During the third quarter of 1999, net realized losses on investments after taxes of $16.7 million resulted primarily from net realized losses of $11.0 million and $5.9 million on sales of fixed maturities and equity securities, respectively.

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. On October 6, 1999, the Company entered into an agreement with Great-West Life and Annuity Insurance Company of Denver, which provided for the sale of the Company's EBS business effective March 1, 2000. The Company has recorded a $30.5 million loss, net of taxes, on the disposal of its group life and health business.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The Company's segment income before taxes and minority interest increased $37.2 million, or 14.3%, to $298.1 million in the first nine months of 2000. This increase is attributable to increased income of $21.8 million from the Risk Management segment, $12.6 million from the Asset Accumulation group and a decreased loss of $2.8 million in the Corporate segment. The increase in the Risk Management segment is primarily attributable to growth of net premiums earned of approximately $44.0 million principally due to commercial lines rate increases and to a $24.1 million decrease in catastrophe losses. In addition, policy acquisition and other operating expenses decreased $14.4 million, excluding the effects of the aforementioned aggregate excess of loss treaty. Partially offsetting these favorable items is a $54.1 million decrease in favorable development on prior years' reserves. The increase in the Allmerica Financial
Services segment of $15.3 million is primarily attributable to higher asset-based fee income driven by market appreciation and additional deposits in the variable product lines, partially offset by higher policy acquisition and other operating expenses. The operating loss in the Corporate segment decreased primarily due to lower corporate overhead costs. These items were partially offset by a decrease in the Allmerica
Asset Management segment of $2.7 million principally due to decreased earnings on GICs. This decline resulted from short-term funding agreement withdrawals in the fourth quarter of 1999 and a shift to lower margin long-term funding agreements in 2000.

The effective tax rate for segment income was 21.9% for the first nine months of 2000 compared to 18.7% for the first nine months of 1999. The increase in the tax rate was driven primarily by an increase in property and casualty underwriting income and by a decrease in tax-exempt investment income.

Net realized losses on investments after taxes were $67.3 million in the firstnine months of 2000, primarily attributable to after tax realized losses of $57.6 million resulting from the sale of approximately $1.7 billion fixed income securities. In addition, the Company recognized $21.0 million in after tax realized losses due to impairments of fixed maturities During the first nine months of 1999, net realized gains on investments after taxes of $76.6 million resulted primarily from net realized gains on equity securities and partnership investments of $93.2 million and $4.0 million, respectively, partially offset by $22.2 million of after-tax realized losses from impairments recognized on fixed maturities.

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

Risk Management

The following table summarizes the results of operations for the Risk Management segment:


                                             (Unaudited)       (Unaudited)
                                            Quarter Ended   Nine Months Ended
                                            September 30,     September 30,
(In millions)                               2000   1999       2000    1999
Segment revenues
 Net premiums earned                       $527.2  $499.6   $1,543.8 $1,451.8
 Net investment income                       55.2    54.3      164.8    167.8
 Other income                                 6.0     4.5       16.7     14.6
                                           ------  ------   -------- --------
   Total segment revenues                   588.4   558.4    1,725.3  1,634.2

Losses and operating expenses
 Policy benefits, claims, losses and
  loss adjustment expenses <FN1>            390.9   364.2    1,150.2  1,069.7
 Policy acquisition expenses                 93.4    94.6      279.4    276.2
 Other operating expenses                    44.7    50.1      139.3    153.7
                                           ------  ------   -------- --------
   Total losses and operating expenses      529.0   508.9    1,568.9  1,499.6
                                           ------  ------   -------- --------
Segment income                             $ 59.4  $ 49.5   $  156.4 $  134.6
                                           ======  ======   ======== ========

<FN1>
Includes policyholders' dividends of $4.9 million and $2.0 million for the quarters ended September 30, 2000 and 1999, respectively, and $11.3 million and $8.1 million for the nine months ended September 30, 2000 and 1999, respectively.

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Premium

Risk Management's net premiums earned increased $27.6 million, or 5.5%, to $527.2 million during the quarter ended September 30, 2000. This is primarily attributable to increases of $9.8 million, or 4.3%, $7.5 million, or 14.9%, $6.5 million, or 10.4%, and $5.8 million, or 11.9%, in the personal automobile, commercial automobile, homeowners, and workers' compensation lines, respectively. The increase in personal automobile net premiums earned is primarily the result of a 4.9% increase in policies in force and a 1.0% Massachusetts rate increase since September 30, 1999. The increase in the commercial automobile line is the result of an overall rate increase of 7.5% over prior year. In addition, homeowners' rates increased 4.0% over prior year and policies in force increased 2.6% since September 30, 1999.
The increase in the workers' compensation line is primarily the result of a 7.7% rate increase over the prior year. Partially offsetting these increases is $5.3 million of ceded premiums under the aforementioned aggregate excess of loss reinsurance treaty in 2000.

Segment Income

Risk Management's segment income increased $9.9 million, or 20.0%, to $59.4 million for the quarter ended September 30, 2000. The improvement in segment income is primarily attributable to net premiums earned growth of approximately $13.0 million primarily as a result of commercial lines rate increases. In addition, loss adjustment expenses decreased $9.1 million and policy acquisition and other operating expenses decreased $5.5 million for the quarter ended September 30, 2000. These decreases are primarily the result of continued efficiencies gained through consolidation of claims and underwriting processes. Underwriting results were also favorably impacted by improved current year claims activity in the commercial multiple peril and personal automobile lines and a $4.2 million decrease in catastrophe losses to $16.0 million for the third quarter of 2000.
Partially offsetting these favorable items is a $27.4 million decrease in favorable development on prior years' loss and loss adjustment expense reserves primarily in the commercial multiple peril and personal automobile lines. Results were also favorably impacted by $2.6 million due to the aforementioned aggregate excess of loss reinsurance treaty.

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


                                                (Unaudited)
                                       Quarter Ended September 30, 2000
                              Standard  Sponsored  Specialty
(In millions, except ratios)   Markets   Markets    Markets   Other    Total
Statutory underwriting
 profit (loss)                $  0.0    $  6.3     $ (4.9)    $ (3.6)  $ (2.2)
                              -----------------------------------------
Reconciliation to segment
 income:
  Net investment income                                                  55.2
  Other income and
   expenses, net                                                          3.3
  Other Statutory to GAAP
   adjustments                                                            3.1
                                                                        ------
Segment income                                                          $59.4
                                                                        ======
Statutory net premiums
 written                      $388.0    $161.8     $ 10.6     $  1.1    $561.5
                              ------------------------------------------------
Statutory combined ratio
 <FN1>                          98.6      93.6      149.2       N/M       98.8
                              ------------------------------------------------

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


N/M - Not meaningful

                                                (Unaudited)
                                       Quarter Ended September 30, 1999
                              Standard  Sponsored  Specialty
(In millions, except ratios)   Markets   Markets    Markets   Other   Total
Statutory underwriting
 (loss) profit                $(3.6)    $(7.7)     $(3.3)    $ 1.8    $(12.8)
                              ---------------------------------------
Reconciliation to segment
 income:
  Net investment income                                                  54.3
  Other income and
   expenses, net                                                          0.9
  Other Statutory to GAAP
   adjustments                                                            7.1
                                                                      -------
Segment income                                                        $  49.5
                                                                      =======
Statutory net premiums
 written                      $357.5    $153.5     $ 9.6     $  3.0   $ 523.6
                              -----------------------------------------------
Statutory combined ratio
 <FN1>                          99.9     103.2      132.2       N/M     101.3
                              -----------------------------------------------

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


N/M - Not meaningful

Standard Markets
Standard Markets' net premiums written increased $30.5 million, or 8.5%, to $388.0 million for the quarter ended September 30, 2000. This improvement is primarily attributable to increases of $14.8 million, or 12.7%, $5.2 million, or 7.2%, $5.1 million, or 12.1%, and $3.8 million, or 7.6%, in the personal automobile, commercial multiple peril, homeowners, and commercial automobile lines, respectively. The increase in the personal automobile line is primarily the result of an 11.8% increase in policies in force in the Northeast since September 30, 1999 and a 1.0% rate increase in Massachusetts. These favorable items are partially offset by a 7.6% decrease in policies in force in the Midwest over the prior year. The increase in commercial multiple peril net premiums written is primarily due to rate increases of 16.0% and 5.4% in Michigan and New York, respectively, and a 2.3% increase in policies in force since September 30, 1999. In addition, homeowners' rates increased 7.2% in Michigan over the prior year and policies in force increased 1.8% since September 30, 1999. The increase in commercial automobile net premiums written is primarily the result of rate increases of 7.5%, 2.0%, and 13.8% in Michigan, Massachusetts, and New York, respectively, partially offset by a 2.3% decrease in policies in force since September 30, 1999. Partially offsetting these increases is $3.6 million of ceded premiums under the aggregate excess of loss reinsurance treaty in 2000.

Standard Markets' underwriting results improved $3.6 million to breakeven for the quarter ended September 30, 2000 compared to a $3.6 million underwriting loss in the same period in 1999. This is primarily attributable to a $5.4 million decrease in underwriting expenses for the third quarter of 2000 as a result of reductions in employee related expenses and efficiencies gained through process consolidations. In addition, catastrophe losses decreased $3.6 million to $9.2 million for the third quarter of 2000. Results were also favorably impacted by $2.7 million as a result of the aforementioned aggregate excess of loss reinsurance treaty. Partially offsetting these favorable items is a decrease in favorable development on prior years' loss reserves primarily in the commercial multiple peril line and increased current year claims frequency and severity in the workers' compensation, homeowners, and commercial automobile lines over the same period in 1999.

Sponsored Markets
Sponsored Markets' net premiums written increased $8.3 million, or 5.4%, to $161.8 million for the quarter ended September 30, 2000. This increase is primarily attributable to a $7.9 million, or 6.9%, increase in the personal automobile line resulting from a 3.9% increase in policies in force over the same period in 1999 and the aforementioned Massachusetts rate increase. In addition, homeowners' net premiums written increased $3.7 million, or 10.9%, primarily attributable to a 7.2% Michigan rate increase and a 3.5% increase in policies in force since September 30, 1999. Partially offsetting these increases is $1.7 million of ceded premiums under the aggregate excess of loss reinsurance treaty in 2000.

Sponsored Markets' underwriting results improved $14.0 million to an underwriting profit of $6.3 million for the quarter ended September 30, 2000. The improvement in underwriting results is primarily attributable to a $10.5 million decrease in loss adjustment expenses. This is the result of a decrease in legal fees and employee related expenses in third quarter 2000. In addition, underwriting expenses decreased $2.8 million for the third quarter of 2000. Results were also favorably impacted by $1.0 million due to the aforementioned aggregate excess of loss reinsurance treaty. Partially offsetting these favorable items is an increase in current year claims activity in the homeowners line.

Specialty Markets
Specialty Markets' net premiums written increased $1.0 million, or 10.4%, to $10.6 million for the quarter ended September 30, 2000. This increase is primarily attributable to a $1.8 million increase in the workers' compensation line, primarily resulting from an increase of 18.6% in policies in force over the same period in 1999. This increase is partially offset by increased ceded premiums due to greater utilization of reinsurance in the other commercial liability line. The Company continually assesses the profitability of each individual program and seeks to exit programs that do not meet established Company underwriting guidelines.

Specialty Markets' underwriting results deteriorated $1.6 million to an underwriting loss of $4.9 million for the quarter ended September 30, 2000. The deterioration in underwriting results is primarily the result of an increase in current year claims frequency in the commercial automobile line compared to the same period in 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Premium

Risk Management's net premiums earned increased $92.0 million, or 6.3%, to $1,543.8 million for the nine months ended September 30, 2000. Results reflected ceded premiums of $5.3 million and $21.9 million under the aggregate excess of loss reinsurance treaty for 2000 and 1999, respectively. Excluding the impact of this treaty, net premiums earned increased $75.4 million, or 5.1%. This is primarily attributable to increases of $18.8 million, or 13.1%, $18.0 million, or 12.4%, and $16.4 million, or 2.4%, in the workers' compensation, commercial automobile, and personal automobile lines, respectively. The increase in the workers' compensation line is the result of 27.9% and 7.5% rate increases over prior year in the states of Maine and Michigan, respectively. The increase in commercial automobile net premiums earned is primarily the result of the aforementioned Michigan, Massachusetts, and New York rate increases since September 30, 1999. The increase in the personal automobile line is primarily the result of a 4.9% increase in policies in force since September 30, 1999 and a 1.0% Massachusetts rate increase over prior year. Commercial multiple peril net premiums earned increased as well, by $11.6 million, or 5.4%, attributable to a 16.0% Michigan rate increase and a 2.3% increase in policies in force since September 30, 1999. In addition, homeowners' earned premium increased $11.1 million, or 5.8%, resulting primarily from a 7.2% rate increase in Michigan and a 2.6% increase in policies in force since September 30, 1999.

Segment Income

Risk Management's segment income increased $21.8 million, or 16.2%, to $156.4 million for the nine months ended September 30, 2000. Net benefits of $2.6 and $16.9 million are included in segment income as a result of the aggregate excess of loss reinsurance treaty in 2000 and 1999, respectively. Excluding the impact from this treaty, the total improvement of $36.1 million in segment income is primarily attributable to net premiums earned growth of approximately $44.0 million primarily as a result of commercial lines rate increases. In addition, catastrophe losses decreased $24.1 million to $49.0 million for the nine months ended September 30, 2000, compared to $73.1 million for the same period in 1999. Policy acquisition and other operating expenses decreased $14.4 million, excluding $1.1 million and $4.3 million favorable impacts in 2000 and 1999, respectively, from the aforementioned aggregate excess of loss treaty. This decrease is primarily the result of continued efficiencies gained through consolidation of underwriting processes. Partially offsetting these favorable items is a $54.1 million decrease in favorable development on prior years' loss and loss adjustment expense reserves primarily in the commercial multiple peril and personal automobile lines.

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

                                                (Unaudited)
                                    Nine Months Ended September 30, 2000
                            Standard  Sponsored  Specialty
(In millions, except ratios) Markets   Markets    Markets   Other   Total
Statutory underwriting
 (loss) profit              $  (32.8) $  8.7     $ (4.7)   $(6.8)   $  (35.6)
                            ---------------------------------------
Reconciliation to segment
 income:
  Net investment income                                                164.8
  Other income and
   expenses, net                                                         8.7
  Other Statutory to GAAP
   adjustments                                                          18.5
                                                                    --------
Segment income                                                      $  156.4
                                                                    ========
Statutory net premiums
 written                    $1,150.2  $464.5     $ 28.9    $ 3.8    $1,647.4
                            ------------------------------------------------
Statutory combined ratio
 <FN1>                         101.3    96.4      114.8       N/M      100.5
                            ------------------------------------------------

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


N/M - Not meaningful

                                                (Unaudited)
                                    Nine Months Ended September 30, 1999
                            Standard  Sponsored  Specialty
(In millions, except ratios) Markets   Markets    Markets   Other  Total
Statutory underwriting
 (loss) profit              $  (27.5) $(15.3)    $ (3.4)   $0.7    $ (45.5)
                            ---------------------------------------
Reconciliation to segment
 income:
  Net investment income                                              167.8
  Other income and
   expenses, net                                                       4.2
  Other Statutory to GAAP
   adjustments                                                         8.1
                                                                   ---------
Segment income                                                     $ 134.6
                                                                   =========
Statutory net premiums
 written                    $1,051.5  $419.6     $ 31.0    $3.3    $1,505.4
                            ------------------------------------------------
Statutory combined ratio
 <FN1>                         101.6   102.1      115.1     N/M       102.0
                            ------------------------------------------------

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


N/M - Not meaningful

Standard Markets
Standard Markets' net premiums written increased $98.7 million, or 9.4%, to $1,150.2 million for the nine months ended September 30, 2000. Results reflected ceded premiums of $3.6 million and $9.3 million under the aggregate excess of loss reinsurance treaty for 2000 and 1999, respectively. Excluding the impact from this treaty, net premiums written increased $93.0 million, or 8.8%, resulting from increases of $26.5 million, or 7.4%, $20.2 million, or 9.5%, $19.7 million, or 13.5%, and $9.6 million, or 8.4%, in the personal automobile, commercial multiple peril, commercial automobile, and homeowners lines, respectively. The increase in the personal automobile line is primarily the result of a 6.0% policies in force increase and a 1.0% rate increase in Massachusetts since September 30, 1999. In addition, the commercial multiple peril line experienced a 16.0% rate increase in Michigan and policies in force increased 2.3% since September 30, 1999. The increase in commercial automobile net premiums written is primarily the result of rate increases of 7.5%, 2.0%, and 13.8% in Michigan, Massachusetts, and New York, respectively, partially offset by a 2.3% decrease in policies in force since September 30, 1999. Homeowners' net premiums written increased as a result of a 7.2% rate increase in Michigan and a 1.8% increase in policies in force over the prior year. Also, net premiums written increased $8.9 million, or 5.9%, for the nine months ended September 30, 2000 in the workers' compensation line. This increase is primarily the result of 27.9% and 7.5% rate increases in Maine and Michigan, respectively, since September 30, 1999.

Standard Markets' underwriting results deteriorated $5.3 million, or 19.3%, to an underwriting loss of $32.8 million for the nine months ended September 30, 2000. Net benefits of $2.7 million and $7.5 million are included in underwriting results relating to the aggregate excess of loss reinsurance treaty in 2000 and 1999, respectively. Excluding the impact from this treaty, the total deterioration of $0.5 million in underwriting results is primarily attributable to a decrease in favorable development on prior years' loss reserves in the commercial multiple peril and personal automobile lines and increased claims activity in the workers' compensation line. Partially offsetting these unfavorable items are a decrease in underwriting expenses over prior year and improved current year claims frequency in the commercial multiple peril line. In addition, catastrophe losses decreased $9.8 million to $32.0 million for the nine months ended September 30, 2000, compared to $41.8 million for the same period in 1999.

Sponsored Markets
Sponsored Markets' net premiums written increased $44.9 million, or 10.7%, To $464.5 million for the nine months ended September 30, 2000. Results reflected ceded premiums of $1.7 million and $12.6 million under the aggregate excess of loss reinsurance treaty for 2000 and 1999, respectively. Excluding the impact of this treaty, net premiums written increased $34.0 million, or 7.9%, primarily attributable to a $25.2 million, or 7.4%, increase in the personal automobile line. This is primarily the result of a 3.9% increase in policies in force over the same period in 1999 and the aforementioned 1.0% rate increase in Massachusetts. In addition, homeowners' net premiums written increased $8.7 million, or 10.5%, primarily attributable to the aforementioned 7.2% Michigan rate increase and a 3.5% increase in policies in force since September 30, 1999.

Sponsored Markets' underwriting results improved $24.0 million to an underwriting profit of $8.7 million for the nine months ended September 30, 2000. Net benefits of $1.0 million and $9.9 million are included in underwriting results as a result of the aggregate excess of loss reinsurance treaty in 2000 and 1999, respectively. Excluding the impact from this treaty, the total improvement of $32.9 million in underwriting results is primarily attributable to a $14.1 million decrease in catastrophe losses to $17.0 million for the nine months ended September 30, 2000, compared to $31.1 million for the same period in 1999. In addition, a $9.7 million decrease in loss adjustment expenses resulting from a decrease in legal fees and employee related expenses in 2000 contributed to this improvement. Also, underwriting expenses decreased $7.4 million as the result of reductions in employee related expenses and efficiencies gained through process consolidations. Improved current year claims severity in the homeowners line also contributed to underwriting results for the nine months ended September 30, 2000. Partially offsetting these favorable items is a decrease in favorable development on prior years' loss reserves in the personal automobile line.

Specialty Markets
Specialty Markets' net premiums written decreased $2.1 million, or 6.8%, to $28.9 million for the nine months ended September 30, 2000. This decrease is primarily attributable to a 5.6% decrease in policies in force since September 30, 1999. In addition, an increase in ceded premiums resulting from greater utilization of reinsurance in the other commercial liability line contributed to the decrease in net premiums written. The Company continually assesses the profitability of each individual program and seeks to exit programs that do not meet established Company underwriting guidelines.

Specialty Markets' underwriting results deteriorated $1.3 million to an underwriting loss of $4.7 million for the nine months ended September 30, 2000. The deterioration in underwriting results is primarily the result of an increase in current year claims activity in the commercial automobile line.

Investment Results
Net investment income before tax was $164.8 million and $167.8 million for the nine months ended September 30, 2000 and 1999, respectively. This primarily reflects a reduction in average invested assets of $195.4 million, or 5.1%, to $3,643.7 million in 2000, compared to $3,839.1 million in 1999; partially offset by higher yields. This reduction in average invested assets is due to transfers of cash and securities of $108.0 million and $350.0 million to the corporate segment during the second quarter of 2000 and 1999, respectively. Average pre-tax yields on debt securities increased to 6.8% in 2000 compared to 6.6% in 1999.

Reserve for Losses and Loss Adjustment Expenses
The Risk Management segment maintains reserves for its property and casualty products to provide for the Company's ultimate liability for losses and loss adjustment expenses ("LAE") with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and judicial theories of liability and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, and where the technological, judicial and political climates involving these types of claims are changing.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:


                                                          (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
(In millions)                                          2000         1999
Reserve for losses and LAE, beginning of period       $2,615.9     $2,597.3
 Incurred losses and LAE, net of reinsurance
  recoverable:
   Provision for insured events of current year        1,224.8      1,208.3
   Decrease in provision for insured events
    of prior years                                       (87.5)      (141.9)
                                                      ---------    ---------
 Total incurred losses and LAE                         1,137.3      1,066.4
                                                      ---------    ---------
 Payments, net of reinsurance recoverable:
  Losses and LAE attributable to insured events
   of current year                                       589.1        587.2
  Losses and LAE attributable to insured events
   of prior years                                        561.7        517.2
                                                      ---------    ---------
 Total payments                                        1,150.8      1,104.4
                                                      ---------    ---------
 Change in reinsurance recoverable on unpaid
  losses                                                  44.5         62.2
                                                      ---------    ---------
Reserve for losses and LAE, end of period             $2,646.9     $2,621.5
                                                      =========    =========


As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $87.5 million and $141.9 million for the nine months ended September 30, 2000 and 1999, respectively, reflecting favorable development on reserves for both losses and LAE.

Favorable development on prior years' loss reserves was $39.6 million and $76.8 million for the nine months ended September 30, 2000 and 1999, respectively. This decrease of $37.2 million is primarily due to decreased personal automobile favorable development in the Northeast and deterioration in prior accident years in the commercial multiple peril line. Favorable development on prior years' LAE reserves was $47.9 million and $65.1 million for the nine months ended September 30, 2000 and 1999, respectively.
The favorable development in both periods is primarily attributable to claims process improvement initiatives taken by the Company over the past two years.

Reserves established for current year losses and LAE consider the factors that resulted in the recent favorable development of prior years' loss and LAE reserves. Accordingly, current year reserves are modestly lower, relative to those initially established for similar exposures in prior years and the Company expects continued reductions in the amount of favorable development in future years.

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

Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. Effective
January 1, 2000, the Company modified its catastrophe program. Under this new program, AFC retains $45.0 million of loss per hurricane occurrence and $25.0 million of loss per occurrence for all other exposures, 10% of all aggregate loss amounts in excess of $45.0 million, or $25.0 million for non-hurricane losses, up to $65.0 million, 20% of all aggregate loss amounts in excess of $65.0 million up to $230.0 million and all amounts in excess of $230.0 million. In 1999, the Company retained $45.0 million of loss per occurrence, 10% of all aggregate loss amounts in excess of $45.0 million up to $230.0 million and all amounts in excess of $230.0 million under its catastrophe reinsurance program. Additionally, effective January 1, 2000, the Company purchased a property catastrophe aggregate treaty which provides for annual aggregate coverage totaling 80% of $50.0 million in excess of $60.0 million for catastrophe losses. The Company's retention will be calculated cumulatively, in the aggregate, on a quarterly basis with the aggregate losses comprised of all catastrophe losses that exceed $0.5 million each loss occurrence. The maximum contribution from the Company for any one-loss occurrence for the purposes of calculating the aggregate retention will be $25.0 million.

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

Effective January 1, 1999, the Company entered into a Whole Account Aggregate Excess of Loss reinsurance agreement. The reinsurance agreement provided accident year coverage for the three years 1999 to 2001 for the Company's property and casualty business, and was subject to cancellation or commutation annually at the Company's option. In accordance with the provisions of this contract, the Company exercised its option to cancel this contract effective January 1, 2000. The program covered losses and allocated LAE, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual and aggregate coverage limits for losses and allocated LAE are $150.0 million and $300.0 million, respectively. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium.
In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized no benefit for the third quarter of 1999, a net benefit of $16.9 million for the nine months ended September 30, 1999, and a net benefit of $15.9 million for the year ended December 31, 1999, based on annual estimates of losses and allocated LAE for accident year 1999. A net benefit of $2.6 million has been recognized in the first nine months of 2000 related to accident year 1999. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.

The Company, in the Risk Management segment, is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage. These market mechanisms and pooling arrangement include the Massachusetts Commonwealth Automobile Reinsurers and the Michigan Catastrophic Claims Association.

Asset Accumulation

Allmerica Financial Services

The following table summarizes the results of operations, including the Closed Block, for the Allmerica Financial Services segment for the periods indicated.


                                            (Unaudited)       (Unaudited)
                                           Quarter Ended   Nine Months Ended
                                            September 30,     September 30,
(In millions)                              2000     1999     2000     1999
Segment  revenues
 Premiums                                 $  7.9   $  8.3   $ 43.2   $ 44.7
 Fees                                      110.9     91.4    316.1    262.9
 Investment and other income                97.4    100.5    297.4    291.2
                                          ------   ------   ------   ------
Total segment revenues                     216.2    200.2    656.7    598.8

Policy benefits, claims and losses          80.6     71.2    241.3    245.4
Policy acquisition and other
 operating expenses                         78.9     74.3    248.8    202.1
                                          ------   ------   ------   ------
Segment income                            $ 56.7   $ 54.7   $166.6   $151.3
                                          ======   ======   ======   ======


Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Segment income increased $2.0 million, or 3.7%, to $56.7 million during the third quarter of 2000. This reflects higher asset-based fee income driven by market appreciation and additional deposits in the variable annuity and variable universal life product lines, offset by higher policy benefits and policy acquisition and other operating expenses. Excluding the effect of several unusual items during each year, segment income in 2000 was essentially unchanged from the prior year.

Segment revenues increased $16.0 million, or 8.0%, in the third quarter of 2000 primarily due to increased fees and other income. Fee income from variable annuity and individual variable universal life policies increased $13.3 million, or 19.3%, in the third quarter of 2000 due to market appreciation and additional deposits. Market appreciation generated approximately $6.8 million of this growth, while new deposits generated approximately $6.3 million. The growth in annuity deposits resulted from the introduction of a "bonus" product in the fourth quarter of 1999. Sales of bonus annuities totaled $329.4 million in the third quarter of 2000. Fees from the universal life product line increased $4.8 million, or 28.4%, in the third quarter of 2000, primarily due to changes in certain actuarial assumptions.

Investment and other income decreased $3.1 million, or 3.1%, primarily due to a reduction in average invested assets resulting from transfers to the separate accounts in the annuity and group retirement product lines, as well as from cancellations of certain accounts in the group retirement business. This decrease was partially offset by higher brokerage income due to an increase in trading volume in mutual fund and general securities transactions and to increased investment management fees resulting from appreciation and additional deposits in variable product assets under management.

Policy benefits, claims and losses increased $9.4 million, or 13.2%, to $80.6 million in the third quarter of 2000. This increase is due primarily to a strengthening of universal life and Closed Block reserves in the current period which resulted in an increase in policy benefits of approximately
$5.5 million. The increase is also attributable to less favorable mortality experience, primarily in the Closed Block. These increases were partially offset by lower participation in an annuity program introduced in 1998, which provided for a limited time, enhanced crediting rates on general account deposits. In addition, there was a reduction in interest credited on group retirement products due to cancellations of certain accounts and asset transfers to the separate accounts.

Policy acquisition and other operating expenses increased $4.6 million, or 6.2%, in the third quarter of 2000. Other operating expenses increased $6.3 million primarily from ongoing growth in the variable annuity and individual variable universal life product lines and increases in technology and distribution costs. Also, brokerage commissions and administrative expenses increased due to the aforementioned growth in trading volumes for mutual fund
and general securities transactions.   This increase was partially offset by
a $1.7 million decline in policy acquisition expenses. Included in policy acquisition expenses were several unusual items, particularly approximately $33.8 million of reduced expenses related to a change in certain life products actuarial assumptions and an increase in policy acquisition expenses of approximately $25.0 million in the annuity line of business, resulting from an increase in assumed lapse rates. In 1999, policy acquisition expenses reflected a $3.3 million benefit from the refinement of an enhanced valuation system for the annuity line of business.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Segment income increased $15.3 million, or 10.1%, to $166.6 million in the first nine months of 2000. This increase is primarily attributable to higher asset-based fee income driven by market appreciation and additional deposits in the variable product lines, partially offset by higher policy acquisition and other operating expenses.

Segment revenues increased $57.9 million, or 9.7%, in 2000 primarily due to increased fees and other income. Fee income from variable annuities and individual variable universal life policies increased $45.4 million, or 23.3%, in the first nine months of 2000, primarily due to market appreciation and additional deposits. Market appreciation generated approximately $24.3 million of this growth, while new deposits generated approximately $20.8 million. The growth in annuity deposits resulted from the aforementioned introduction of a "bonus" product in the fourth quarter of 1999. Sales of bonus annuities, which totaled approximately $1.0 billion in the first nine months of 2000, were partially offset by a $134.7 million decrease in traditional annuity sales at third party mutual fund advisors within the broker-dealer and financial planner distribution channels. Fees from the universal life product line increased $3.4 million, or 6.6% in 2000, due to the aforementioned changes in certain actuarial assumptions.

Investment and other income increased $6.2 million, or 2.1%, in 2000. This increase is primarily due to higher brokerage income of $15.1 million attributable to an increase in mutual fund and general securities transaction volumes and to increased investment management fees of $6.7 million resulting from appreciation and additional deposits in variable product assets under management. These increases were partially offset by a $15.9 million decline in net investment income primarily due to decreased average invested assets resulting from transfers to the separate accounts in the annuity and group retirement product lines.

Policy benefits, claims and losses decreased $4.1 million, or 1.7%, to $241.3 million in the first nine months of 2000. This decrease is due principally to the absence of a $5.4 million mortality reserve established in the variable annuity lines of business during the first quarter of 1999 and lower participation in the aforementioned enhanced crediting rate annuity program. Also contributing to this decrease is reduced interest credited on group retirement products due to the aforementioned cancellations of certain accounts and transfers to the separate accounts. These reductions were partially offset by the aforementioned strengthening of universal life and Closed Block reserves which resulted in approximately a $5.5 million increase in the period, as well as less favorable mortality experience primarily in the Closed Block.

Policy acquisition and other operating expenses increased $46.7 million, or 23.1%, in the first nine months of 2000. Other operating expenses increased $26.2 million, primarily due to ongoing growth in the variable annuity and individual variable universal life product lines, and increases in technology and distribution costs. Also, brokerage commissions and administrative expenses increased due to the aforementioned growth in trading volumes for mutual fund and general securities transactions.
Policy acquisition expenses increased $20.5 million, primarily due to continued growth in the annuity line of business. Included in policy acquisition expenses were the aforementioned assumption changes in the universal life, variable universal life and annuity product lines.
In 1999, there was a one-time increase to the deferred acquisition cost asset of $13.5 million, resulting from the implementation of an enhanced valuation system for annuities.

Statutory Premiums and Deposits

The following table sets forth statutory premiums and deposits by product for the Allmerica Financial Services segment.



                                         (Unaudited)         (Unaudited)
                                        Quarter Ended     Nine Months Ended
                                        September 30,      September 30,
(In millions)                           2000     1999         2000     1999
 Insurance:
  Traditional life                      $  13.3  $  13.8   $   57.0  $   62.5
  Universal life                            0.7     21.5       44.1      54.1
  Variable universal life                  51.0     45.7      153.7     134.8
  Individual health                         0.1      0.1        0.2       0.2
  Group variable universal life            13.7     13.0       43.8      30.6
                                        -------  -------   --------  --------
   Total insurance                         88.8     94.1      298.8     282.2
                                        -------  -------   --------  --------
 Annuities:
  Individual annuities:
   Separate account annuities             617.7    429.9    1,973.1   1,439.0
   General account annuities              123.5    201.5      387.6     663.3
   Retirement investment accounts           2.1      4.0        8.2      13.5
                                        -------  -------   --------  --------
    Total individual annuities            743.3    635.4    2,368.9   2,115.8

  Group annuities                         119.2    107.9      378.5     302.2
                                        -------  -------   --------  --------
  Total annuities                         862.5    743.3    2,747.4   2,418.0
                                        -------  -------   --------  --------
Total premiums and deposits             $ 951.3  $ 837.4   $3,046.2  $2,700.2
                                        =======  =======   ========  ========


Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Total premiums and deposits increased $113.9 million, or 13.6%, to $951.3 million. These increases are primarily due to higher separate account annuity deposits, partially offset by a decline in general account deposits. The growth in individual separate account annuity deposits results from the introduction of a bonus product in the fourth quarter of 1999. The bonus annuity product is distributed through third party mutual fund advisors and the broker-dealer distribution channels. These increases were partially offset by lower deposits from general account annuities due to the decreased utilization of the aforementioned annuity program with enhanced crediting rates.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

For the nine months ended September 30, 2000, total premiums and deposits increased $346.0 million, or 12.8%, to $3,046.2 million. These increases are primarily due to higher separate account and group annuity deposits, partially offset by a decline in general account annuity deposits. The growth in individual separate account annuity deposits results from the introduction of the aforementioned bonus product, partially offset by a decrease in traditional annuity sales at third party mutual fund advisors. In addition, group annuity deposits increased due to new sales and additional business from existing contracts. These increases were partially offset by lower deposits from general account annuities due to the decreased utilization of the aforementioned annuity program with enhanced crediting rates.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.


                                             (Unaudited)       (Unaudited)
                                            Quarter Ended   Nine Months Ended
                                             September 30,    September 30,
(In millions)                                2000    1999     2000    1999

Interest margins on GICs
   Net investment income                   $ 38.1   $ 38.7   $ 96.6  $ 107.0
   Interest credited                         33.4     33.6     84.3     91.7
                                           -------  -------  ------- --------
      Net interest margin                     4.7      5.1     12.3     15.3
                                           -------  -------  ------- --------
Other income (expenses)
   External fees and other income             1.7      1.4      4.8      4.4
   Internal fees and other income             1.2      1.4      3.8      4.9
   Other operating expenses                  (1.8)    (2.2)    (5.4)    (6.4)
                                           -------  -------  ------- --------
Segment income                             $  5.8   $  5.7   $ 15.5  $  18.2
                                           =======  =======  ======= ========


Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Segment income increased $0.1 million, or 1.8%, to $5.8 million during the third quarter of 2000. This increase is primarily due to higher fee income related to external clients and decreased operating expenses. Income from assets under management grew in the third quarter of 2000 as a result of increased business from new and existing money market and other external fixed income fund clients. These increases were partially offset by a decrease in earnings on GICs resulting from short-term funding agreement withdrawals during the fourth quarter of 1999 and a shift to lower margin long-term funding agreements in 2000. The withdrawals reflected uncertainties in the market resulting in greater redemptions for the industry overall. Management expects income from the GIC product line to be unfavorably impacted in future periods due to withdrawals experienced during the fourth quarter of 1999 and a diminished market for short-term funding agreement products.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Segment income decreased $2.7 million, or 14.8%, to $15.5 million in the first nine months of 2000. This decline primarily reflects decreased earnings on GICs. Earnings on GICs decreased $3.0 million primarily due to the aforementioned short-term funding agreement withdrawals during the fourth quarter of 1999 and a shift to lower margin long-term funding agreements in 2000.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.


                                             (Unaudited)       (Unaudited)
                                            Quarter Ended   Nine Months Ended
                                             September 30,    September 30,
(In millions)                                2000    1999     2000    1999
Segment  revenues
  Net investment income                    $  2.2  $  1.3   $  4.9  $  4.9

  Interest expense                            3.8     3.9     11.4    11.5
  Other operating expenses                   12.1    11.1     33.9    36.6
                                           ------- -------  ------- -------
Segment loss                               $(13.7) $(13.7)  $(40.4) $(43.2)
                                           ======= =======  ======= =======

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Segment loss was consistent in the third quarter of 2000 as higher other operating expenses were offset by an increase in net investment income and a decrease in interest expense. Other operating expenses increased $1.0 million, primarily due to the timing of employee related expenses and other corporate overhead costs. Investment income increased $0.9 million during the third quarter of 2000 due to higher average invested assets. Average invested assets increased due to fewer sales of securities used to fund the Company's stock repurchase program and the absence in 2000 of a $125.0 million capital contribution made to FAFLIC from AFC.

Interest expense for both periods relates primarily to the interest paid on the Senior Debentures of the Company.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Segment loss decreased $2.8 million, or 6.5%, to $40.4 million in the first nine months of 2000 primarily due to lower facilities, finance, and other corporate overhead costs.

Interest expense for both periods relates primarily to the interest paid on the Senior Debentures of the Company.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:


                             (Unaudited)
                         September 30, 2000<FN1>     December 31, 1999<FN1>
                        Carrying    % of Total     Carrying     % of Total
(Dollars in millions)     Value   Carrying Value     Value    Carrying Value
Fixed maturities<FN2>   $8,015.8       83.1%       $7,306.7        80.6%
Equity securities<FN2>      82.2        0.9            83.2         0.9
Mortgage loans             638.8        6.6           657.5         7.3
Policy loans               380.5        3.9           371.6         4.1
Cash and cash
  equivalents              337.0        3.5           464.8         5.1
Other long-term
  investments              195.2        2.0           180.0         2.0
                        --------      ------       --------       ------
     Total              $9,649.5      100.0%       $9,063.8       100.0%
                        ========      ======       ========       ======

<FN1> Includes Closed Block invested assets with a carrying value of $747.0 million and $732.9 million at September 30, 2000 and December 31, 1999, respectively.
<FN2> The Company carries the fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets increased $585.7 million, or 6.5%, to $9.6 billion during the first nine months of 2000. This increase resulted primarily from increased fixed maturities of $709.1 million, partially offset by decreases of $127.8 million in cash and cash equivalents. The increase in fixed maturities is principally due to the investment of funds received from the sale of the Company's new long-term funding agreements. The decrease in cash and cash equivalents is primarily due to the repurchase of AFC common stock under the stock repurchase program and to the timing of investment purchases.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 87.2% and 84.4% of the Company's total fixed maturity portfolio at September 30, 2000 and December 31, 1999, respectively. The average yield on fixed maturities was 7.4% and 7.2% for the nine months ended September 30, 2000 and 1999, respectively. Although management expects that new funds will be invested primarily in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.


Market Risk and Risk Management Policies

Foreign Currency Sensitivity

A portion of the Company's investments consists of securities denominated in foreign currencies. A portion of the Company's liabilities consists of trust obligations backed by funding agreements denominated in foreign currencies. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Swiss Franc, Japanese Yen, British Pound and Euro. From time to time, the Company may also have exposure to other foreign currencies. To mitigate the short-term effect of changes in currency exchange rates, the Company regularly hedges by entering into foreign exchange swap contracts to hedge its net foreign currency exposure.

The following table for the nine months ended September 30, 2000 provides information about the Company's derivative financial instruments and other financial instruments, used for purposes other than trading, by functional currency and presents fair value information in U.S. dollar equivalents. The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including securities denominated in foreign currencies, and foreign currency forward exchange agreements. For foreign currency denominated securities with contractual maturities, the table presents principal cash flows, related weighted-average interest rates by contractual maturities, and applicable current forward foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. These notional amounts are used to calculate the contractual payments to be exchanged under the contracts.



For the Nine Months Ended                                                                                     Fair
September 30, 2000                                                                     There                  Value
(Currencies in millions)                  2000     2001     2002     2003     2004     after     Total     9/30/2000
Fixed Interest Securities
Denominated in Foreign Currencies:

  Fixed interest rate securities
   denominated in Swiss Francs            10.0      0.0      0.0      0.0      0.0       0.0      10.0      $  6.7
  Current forward foreign exchange
   rate                                  0.5798     0.0      0.0      0.0      0.0       0.0     0.5798
  Fixed interest rate securities
   denominated in British Pounds           0.0      0.0      0.0      0.0      0.0       9.5       9.5      $ 18.3
  Current forward foreign exchange
   rate                                    0.0      0.0      0.0      0.0      0.0     1.4754    1.4754


Currency Swap Agreements Related to
Fixed Interest Securities:

  Pay Swiss Francs
    Notional amount in foreign currency   10.0      0.0      0.0      0.0      0.0       0.0       10.0     $ (0.7)
    Average contract rate                0.6645     0.0      0.0      0.0      0.0       0.0      0.6645
    Current forward foreign exchange
     rate                                0.5798     0.0      0.0      0.0      0.0       0.0      0.5798

  Pay British Pounds
    Notional amount in foreign currency    0.0      0.0      0.0      0.0      0.0       9.5       9.5      $ (1.3)
    Average contract rate                  0.0      0.0      0.0      0.0      0.0     1.9800    1.9800
    Current forward foreign exchange
     rate                                  0.0      0.0      0.0      0.0      0.0     1.4754    1.4754


Liabilities Denominated in Foreign
Currencies:

  Trust instruments supported by
   funding obligations denominated
   in Euros                                 0.0   150.0      0.0      0.0      0.0     262.3     412.3      $371.7
  Current forward foreign exchange
   rate                                     0.0   0.8827     0.0      0.0      0.0     0.8827    0.8827

  Trust instruments supported by
   funding obligations denominated
   in Yen                                   0.0     0.0      0.0      0.0      0.0   7,500.0   7,500.0     $ 69.5
  Current forward foreign exchange
   rate                                     0.0     0.0      0.0      0.0      0.0     0.0092   0.0092

  Trust instruments supported by
   funding obligations denominated
   in Swiss Francs                          0.0     0.0      0.0      0.0      0.0      70.0      70.0     $ 40.9
  Current forward foreign exchange
   rate                                     0.0     0.0      0.0      0.0      0.0     0.5798    0.5798

  Trust instruments supported by
   funding obligations denominated
   in British Pounds                        0.0     0.0      0.0     30.0      0.0       0.0       30.0    $ 44.5
  Current forward foreign exchange
   rate                                     0.0     0.0      0.0    1.4754     0.0       0.0      1.4754


Currency Swap Agreements Related to
Trust Obligations:

  Pay Euros
    Notional amount in foreign currency     0.0   150.0      0.0      0.0      0.0     262.3      412.3    $(48.4)
    Average contract rate                   0.0   0.9596     0.0      0.0      0.0     0.9514     0.9544
    Current forward foreign exchange
     rate                                   0.0   0.8827     0.0      0.0      0.0     0.8827     0.8827

  Pay Yen
    Notional amount in foreign currency     0.0     0.0      0.0      0.0      0.0   7,500.0    7,500.0    $ (2.4)
    Average contract rate                   0.0     0.0      0.0      0.0      0.0     0.0094     0.0094
    Current forward foreign exchange
     rate                                   0.0     0.0      0.0      0.0      0.0     0.0092     0.0092

  Pay Swiss Francs
    Notional amount in foreign currency     0.0     0.0      0.0      0.0      0.0      70.0       70.0    $ (1.6)
    Average contract rate                   0.0     0.0      0.0      0.0      0.0     0.5964     0.5964
    Current forward foreign exchange
     rate                                   0.0     0.0      0.0      0.0      0.0     0.5798     0.5798

  Pay British Pounds
    Notional amount in foreign currency     0.0     0.0      0.0     30.0      0.0       0.0       30.0    $ (1.5)
    Average contract rate                   0.0     0.0      0.0    1.5000     0.0       0.0      1.5000
    Current forward foreign exchange
     rate                                   0.0     0.0      0.0    1.4754     0.0       0.0      1.4754




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

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Provision for federal income taxes before minority interest and discontinued operations was $13.1 million during the third quarter of 2000 compared to $14.4 million during the same period in 1999. These provisions resulted in consolidated effective federal tax rates of 16.5% and 18.6% for the quarters ended September 30, 2000 and 1999, respectively. The decrease in the rate is primarily due to increased realized losses in the third quarter of 2000 and to an increase in the proportion of tax-exempt interest income to pre-tax income. Although total tax-exempt interest income declined in the third quarter of 2000 as compared to the third quarter of 1999, its percentage of anticipated pre-tax income increased as a result of the aforementioned realized losses.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The provision for federal income taxes before minority interest and discontinued operations was $29.0 million during the first nine months of 2000 compared to $84.1 million during the same period in 1999. These provisions resulted in consolidated effective federal tax rates of 16.0% and 22.6% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the rate is primarily due to realized losses in the first nine months of 2000 as compared to gains in the same period of 1999 and to an increase in the proportion of tax-exempt interest income to pre-tax income. Although total tax-exempt interest income decreased in the first nine months of 2000, its percentage of anticipated pre-tax income increased as a result of the aforementioned realized losses.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. During the first nine months of 2000, AFC received $108.0 million of dividends from its property and casualty businesses. Additional dividends from the Company's insurance subsidiaries in 2000 would be considered "extraordinary" and would require prior approval from the respective state regulators.

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

Net cash provided by operating activities was $197.5 million during the first nine months of 2000, compared to cash provided by operating activities of $15.3 million for the same period of 1999. The increase in 2000 is primarily the result of approximately $75.0 million of decreased federal income tax payments in the current period, as well as an increase in premium collections in the property and casualty business. The increase was partially offset by payments related to the Company's aforementioned new bonus annuity product.

Net cash used in investing activities was $816.9 million during the first nine months of 2000, compared to cash provided by investing activities of $496.6 million during the same period in 1999. This $1.3 billion increase in cash used is primarily due to a $950.7 million year over year increase in purchases of fixed maturities, the absence in 2000 of $310.0 million of equity securities sales that occurred in January 1999, and the purchase of company owned life insurance totaling $64.9 million.

Net cash provided by financing activities was $491.6 million during the first nine months of 2000, compared to cash used in financing activities of $71.9 million during the same period in 1999. The change is primarily due to a $191.3 million year over year reduction in cash used for the Company's share repurchase program, an increase in net funding agreement deposits, including trust instruments supported by funding obligations, of $170.0 million during the first nine months of 2000, and the absence of a $150.0 million repayment of short-term debt which occurred during the first quarter of 1999.

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

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. AFC has $150.0 million available under a committed syndicated credit agreement, which expires on May 28, 2001. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. At September 30, 2000, no amounts were outstanding under this agreement. The Company had $53.9 million of commercial paper borrowings outstanding at September 30, 2000. AFC had no repurchase agreements outstanding as of September 30, 2000.

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

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry;
(iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) difficulties in recruiting new career agents, wholesalers and new partnership relations to support the sale of variable products; (viii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (ix) loss or retirement of key executives;
(x) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (xi) termination of provider contracts or renegotiations at less cost-effective rates or terms of payment; (xii) changes in the Company's liquidity due to changes in asset and liability matching;
(xiii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiv) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's, and A.M. Best, (xv) lower appreciation on or decline in value of the Company's managed investments or the investment markets in general, resulting in reduced variable products sales, assets and related fees and increased surrenders; (xvi) possible claims relating to sales practices for insurance products; (xvii) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts; (xviii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products; (xix) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets; (xx) losses resulting from the Company's participation in certain reinsurance pools; (xxi) adverse results of regulatory audits related to the Company's prior years' federal income tax filings, and (xxii) losses due to foreign currency fluctuations.

                            PART II - OTHER INFORMATION
                      ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits

           EX - 27    Financial Data Schedule

(b) Reports on Form 8K

On July 27, 2000, Allmerica Financial Corporation announced its financial results for the six months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Allmerica Financial Corporation
                                   Registrant



Dated   November 13, 2000                    /s/ John F. O'Brien
                                             -----------------------------
                                             John F. O'Brien
                                             President and Chief Executive
                                             Officer

Dated   November 13, 2000                    /s/ Edward J. Parry III
                                             -----------------------------
                                             Edward J. Parry III
                                             Vice President and Chief
                                             Financial Officer

                                  EXHIBIT INDEX


Exhibit Number              Exhibit

27                          Financial Data Schedule