Form 10-K
period 2000-12-31
ALLMERICA FINANCIAL CORP
filed 2001-04-02
CIK 944695

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

  For the fiscal year ended: December 31, 2000

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sales price of March 21, 2001 the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant was $2,512,119,235.

  The number of shares outstanding of the registrant's common stock, $.01 par value, was 53,157,780 shares outstanding as of March 21, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Allmerica Financial Corporation's Annual Report to Shareholders for 2000 are incorporated by reference in Parts I, II, and IV. Portions of Allmerica Financial Corporation's Proxy Statement of Annual Meeting of Shareholders to be held May 15, 2001 are incorporated by reference in Part III.

                Total number of pages, including cover page: 43
                        Exhibit Index is on pages 27-30

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

                                    ITEM 1

                                   BUSINESS

Organization

  Allmerica Financial Corporation ("AFC" or the "Company") is a non-insurance holding company organized as a Delaware corporation in 1995. The consolidated financial statements of AFC include the accounts of AFC; First Allmerica Financial Life Insurance Company ("FAFLIC"); its wholly-owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"); Allmerica Asset Management, Inc. ("AAM", a wholly-owned non-insurance subsidiary of AFC); Allmerica Property & Casualty Companies, Inc. ("Allmerica P&C", a wholly-owned non-insurance subsidiary of AAM through December 31,
2000); The Hanover Insurance Company ("Hanover", a wholly-owned subsidiary of Allmerica P&C through December 31, 2000); Citizens Corporation (a wholly-owned non-insurance subsidiary of Hanover through December 31, 2000); Citizens Insurance Company of America ("Citizens", a wholly-owned subsidiary of Citizens Corporation through December 31, 2000) and certain other insurance and non-insurance subsidiaries. On December 31, 2000, the Company dissolved Allmerica P&C and Citizens Corporation and transferred subsidiaries of Allmerica P&C to AAM and transferred subsidiaries of Citizens Corporation to Hanover.

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

  Information with respect to each of the Company's segments is included in "Results of Operations" on pages 22-34 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 15 on pages 73-74 of the Notes to the Consolidated Financial Statements included in the 2000 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

Description of Business by Segment

  Following is a discussion of each of the Company's operating segments.

Risk Management

 General

  The Company's Risk Management segment consists primarily of its property and casualty operations, which are principally generated through The Hanover Insurance Company and Citizens Insurance Company of America. For the year ended December 31, 2000, the Risk Management segment accounted for approximately $2,307.7 million, or 71.5%, of consolidated segment revenues and approximately $190.0 million, or 50.7%, of consolidated segment income before federal income taxes and minority interest. The Company underwrites personal and commercial property and casualty insurance primarily through specialized, regionally based, distribution channels. The majority of business is placed through an independent agent network concentrated in the Northeast, Midwest and Southeast United States.

  The Company strives to maintain a focus on the core disciplines of underwriting, pricing, claims adjusting, investing, marketing and sales. The Company's overall strategy is to improve profitability through operating efficiencies and to pursue measured growth in markets which are anticipated to be profitable. The Company, in its Risk Management segment, continues to have strong regional focus and places heavy emphasis on underwriting profitability and loss reserve adequacy in each major product line. The Risk Management segment of AFC was the 25th largest property and casualty insurance group in the United States based on 1999 net premiums written, according to A.M. Best.

  The industry's profitability can be affected significantly by price competition, volatile and unpredictable developments such as extreme weather conditions and natural disasters, legal developments affecting insurer liability, extracontractual liability and the size of jury awards, fluctuations in interest rates and other factors that may affect investment returns and other general economic conditions and trends, such as inflationary pressures, that may affect the adequacy of reserves.

 Lines of Business

  The Company underwrites personal and commercial property and casualty insurance coverage. The personal lines principally include personal automobile and homeowners coverage. The commercial lines principally include commercial automobile, workers' compensation and commercial multiple peril coverage.

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

 Customers, Marketing and Distribution

  AFC pursues measured growth in its existing markets through local operations that apply extensive knowledge of markets to offer competitive products and services and through the establishment of long-term relationships with larger, well-established independent agencies. The Company believes that the selection of markets in which to pursue profitable growth is dependent upon maintaining its local market presence to enhance underwriting results and identify favorable markets. The Company is committed to maintaining the local market presence afforded by its eighteen branch sales and underwriting offices. Regional business centers provide processing support and are located in Atlanta, Georgia; Howell, Michigan; and Worcester, Massachusetts. Administrative functions are centralized in its headquarters in Worcester, Massachusetts.

  During 1999, AFC introduced a new businessowner policy ("BOP") called Dimension 2000+(SM). The Company expanded the distribution of this product to additional agents in 2000. The new product is designed to replace the traditional BOP product for certain classes of customers. This product is targeted toward small business, providing broadened coverage and enabling ease of conducting business. Dimension 2000+(SM) is sold through agents and regional business centers utilizing an internet based point-of-sale system which provides full quote-to-issue capabilities. Commercial automobile policies will also be sold through this point-of-sale system. The Company believes that these investments in technology will significantly improve the service provided to agents and the timing of policy issuance.

  The Risk Management segment of the Company is not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the segment's insurance operations. Risk Management focuses on three target areas: standard, or traditional markets, sponsored program and specialty business.

  Standard Markets

  The Company markets property and casualty products primarily in the Northeast, Midwest and Southeast United States through the Standard Markets distribution channel, which at December 31, 2000 provided for more than $1,500 million of Risk Management's written premium. This channel predominantly markets property and casualty insurance products through more than 2,500 independent insurance agencies and seeks to establish long-term relationships with larger, well-established agencies. In selecting agencies for new appointments, the Company considers the following criteria: a record of profitability and financial stability, an experienced and professional staff, a marketing plan for future growth and a succession plan for management. Once appointed, each agency's performance is carefully monitored.

  Independent agents provide specialized knowledge of property and casualty products, local market conditions and targeted customer characteristics. Since the Company offers property and casualty insurance products mainly through independent agents, fostering a close, supportive relationship with each agency is critical to the continued growth of the business. The Company, in the Risk Management segment, compensates agents based on profitability, in addition to regular commission. This practice is intended to motivate its agents to write policies for customers with above-average profit characteristics. By offering its independent agents a consistent source of products demanded by the agents' customers, the Company believes that an increasing number of its agents will rely on it as their principal supplier of insurance products. The Risk Management segment sponsors an Agents Advisory Council as a forum to enhance relationships between AFC and its agents. The Council seeks to work together with the Company to provide products and services that help clients better manage the risks they face and to coordinate marketing efforts, support implementation of the Company's strategies, and enhance local market presence. In Michigan, AFC is a principal provider with many of its agencies, averaging more than $1 million of written premiums per agent in 2000.

  Sponsored Markets

  Over the past few years, the Company has begun to focus on the benefits of worksite marketing as a distribution channel for personal property and casualty lines through its Sponsored Markets channel. This distribution channel offers discounted insurance products that are individually written to employees and members of organizations which have established a marketing agreement with the Company, as well as franchise programs that are tailored for members of associations and organizations, including programs for senior citizens. For example, the Company has developed and marketed groups in both the personal and commercial segments that are tailored for members of associations, financial institutions and employers in Michigan, Indiana and Ohio. The organizations may choose to make the programs available to their members or employees based on an evaluation of rates, service and regulation, but each risk is individually underwritten and each customer is issued a separate policy. Associations and organizations receive no payment for making franchise programs available to their members or employees.

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

  As of December 31, 2000, written premium in the Sponsored Markets distribution channel was more than $600 million.

  Specialty Markets

  The Specialty Markets distribution channel offers niche property and casualty products in selected markets. This channel concentrates on commercial market segments which require specialized expertise and products, and can be marketed to on a group basis. The Company continually assesses the profitability of each individual program and seeks to exit programs that do not meet established Company underwriting guidelines. In 2000, Specialty Markets produced more than $35 million of written premium.

 Residual Markets and Pooling Arrangements

  As a condition of its license to do business in various states, the Company is required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will write them voluntarily. The Company's participation in such shared markets or pooling mechanisms is generally proportional to the Risk Management segment's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. The Company incurred an underwriting loss from participation in such mechanisms, mandatory pools and underwriting associations of $26.1 million, $24.2 million and $14.7 million in 2000, 1999 and 1998, respectively, relating primarily to coverages for personal and commercial automobile, personal and commercial property, and workers' compensation. The increase in the underwriting loss since 1998 is primarily related to Hanover's participation in the Massachusetts Commonwealth Automobile Reinsurers ("CAR") pool which is consistent with an increase in the participation ratio and higher actual loss activity experienced in the overall Massachusetts automobile market.

 Assigned Risk Plans

  Assigned risk plans are the most common type of shared market mechanism. Many states, including Illinois, New Jersey and New York operate assigned risk plans. The plan assigns applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant's state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy was voluntarily written.

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

  As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to the Massachusetts Commonwealth Automobile Reinsurers. Net premiums earned and losses and loss adjustment expenses ("LAE") ceded to CAR were $37.3 million and $44.5 million in 2000, $42.8 million and $42.6 million in 1999, and $34.3 million and $38.1 million in 1998. At December 31, 2000, CAR represented 10% or more of the Company's reinsurance business.

  A reinsurance mechanism that exists in Michigan, the Michigan Catastrophic Claims Association ("MCCA"), covers no-fault first party medical losses of retentions in excess of $250,000. All automobile insurers in this state are required to participate in this reinsurance mechanism. Insurers are reimbursed for their covered losses in excess of the $250,000 threshold. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state's automobile liability insurance market. The Company ceded to the MCCA premiums earned and losses and LAE of $3.7 million and $31.1 million in 2000, $3.7 million and $75.3 million in 1999, and $3.7 million and $18.0 million in 1998. At December 31, 2000, the MCCA represented 10% or more of the Company's reinsurance business.

  On June 2, 1998, the Company recorded a $124.2 million one-time reduction of direct and ceded written premiums as a result of a return of excess surplus from the MCCA. This transaction is not reflected in the ceded premium and loss amounts above and had no impact on the total net premiums recorded by the Company in 1998.

  At December 31, 2000 and 1999, the Company, in the Risk Management segment, had reinsurance recoverables on paid and unpaid losses from CAR of $56.4 million and $44.6 million, respectively, and from MCCA of $298.4 million and $285.6 million, respectively. Management believes that in the current regulatory climate, the Company, in the Risk Management segment, is unlikely to incur any material loss or become unable to pay claims as a result of nonpayment of amounts owed to it by CAR, because CAR is a mandated pool supported by all insurance companies licensed to write automobile insurance in the Commonwealth of Massachusetts. In addition, with respect to MCCA (i) it is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, (iii) all amounts owed to the Company by the MCCA have been paid when due, and (iv) the MCCA is supported by assessments permitted by statute.

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

  Reference is made to Note 17 on pages 74 and 75 and Note 21 on page 77 of the Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

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

 Competition

  The property and casualty industry is highly competitive among national agency companies, direct writers, and regional and local insurers on the basis of both price and service. National agency companies sell insurance through independent agents and usually concentrate on commercial lines of property and casualty insurance. Direct writers, including those with exclusive agent representation, dominate the personal lines of property and casualty insurance and operate on a national, regional or single state basis. Regional and local companies sell through independent agents in one or several states in the same region and usually compete in both personal and commercial lines. The Company, through its Standard Markets and Sponsored Markets distribution channels, markets through independent agents and, therefore, competes with other independent agency companies for business in each of the agencies representing them.

  The Company is licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia. As of December 31, 2000, approximately 36% and 18% of AFC's written premium is generated in the states of Michigan and Massachusetts, respectively. The Company's other primary markets include New York, New Jersey, Maine and Indiana.

  In Michigan, the Company competes in personal lines with a number of national direct writers and regional and local companies. According to A.M. Best, as of December 31, 1999, the Company is the largest writer of property and casualty insurance in Michigan through independent agents based upon direct written premiums. About half of the Company's Michigan business is in the personal automobile line. In Michigan personal lines, AFC ranked fourth with 9.5% of the market. AFC's principal personal lines competition is from Auto Club of Michigan and State Farm Group. The personal lines market has seen intense competition in recent years, with many of the Company's competitors seeking to grow market share which has resulted in pricing competition in the automobile line.

  In Michigan, AFC's commercial lines competition is principally from national agency companies, and regional and local companies. AFC is the largest commercial lines writer in Michigan with approximately 7% of the market. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of excess capacity in the industry. The insurance industry, including the Company, initiated commercial lines rate increases in 2000, as compared to rate decreases in prior years due primarily to price competition.

  In Massachusetts, the Company faces competition in personal lines primarily from direct writers and regional and local companies. In its commercial lines, the Company faces competition primarily from national agency companies and regional and local companies. Management believes that its emphasis on maintaining a local presence in its markets, through the use of the Standard Markets distribution channel, coupled with investments in operating and client technologies, will enable it to compete effectively.

  During the past few years, the competitive environment in Massachusetts has increased substantially. Approximately 25% of Allmerica's personal automobile business is written in Massachusetts. The Massachusetts Division of Insurance sets the rates for personal automobile business in the state. Effective January 1, 2001, rates decreased 8.3%, reversing the previous trend of 0.7% increases that occurred in both 2000 and 1999. The Massachusetts Division of Insurance allows companies to offer discounts for sponsoring organizations and safe drivers. The Company has modified some of these discounts concurrent with the rate change. In 2000, the Company offered a 6% discount on automobile insurance for its safest drivers. In 2001, the discount for safe drivers will be 2%. In addition, the Company's Sponsored Markets unit currently offers more than 150 group programs throughout the state, including a large group plan with approximately 425,000 eligible members. Management believes that rate reductions net of lower discount may unfavorably impact premiums in Massachusetts. Additionally, lower discounts could negatively impact the Company's ability to maintain market share in Massachusetts with safe drivers and Sponsored Markets.

  Because there is no one, dominant competitor in any of the markets in which the Risk Management segment competes, management believes there is opportunity for future growth.

 Underwriting

  Pricing

  The manner in which the Company prices products takes into consideration the expected frequency and severity of losses, the costs of providing the necessary coverage (including the cost of administering policy benefits, sales and other administrative and overhead costs) and a margin for profit.

  The Company, in the Risk Management segment, seeks to achieve a target combined ratio in each of its product lines regardless of market conditions. This strategy is intended to better enable the Company to achieve measured growth and consistent profitability. The Company concentrates on its established major product lines, and accordingly, does not typically pursue the development of products with relatively unpredictable risk profiles. In addition, the Company seeks to utilize its extensive knowledge of local markets, including knowledge of regulatory requirements, to achieve superior underwriting results. AFC relies on information provided by its local agents and on the knowledge of its staff in the local branch offices. Since the Risk Management segment maintains a strong regional focus and a significant market share in a number of states, the Company can apply its extensive knowledge and experience in making underwriting and rate setting decisions.

  Claims

  The Company employs experienced claims adjusters, appraisers, medical specialists, managers and attorneys in order to manage its claims. The Risk Management segment has field claims adjusters strategically located throughout its operating territories. All claims staff members work closely with the agents and seek to settle claims rapidly and in a cost-effective manner.

  Claims office adjusting staff are supported by general adjusters for large property loss claims, by automobile and heavy equipment damage appraisers for automobile material damage losses, and by medical specialists whose principal concentration is on workers' compensation and no-fault automobile injury cases. In addition, the claims offices are supported by staff attorneys who specialize in litigation defense and claim settlements. The Risk Management segment also maintains a special investigative unit which investigates suspected insurance fraud and abuse.

  The Company, in the Risk Management segment, utilizes claims processing technology which allows most of the smaller and more routine personal lines claims to be processed at centralized locations. The centralization helps to increase efficiency and reduce operating costs.

  The Risk Management segment has a program under which participating agents have settlement authority for many property loss claims. Based upon the program's experience, the Company believes that this program contributes to lower loss adjustment expense experience and to higher customer satisfaction ratings by permitting the early and direct settlement of these small claims. Approximately one-third of the total number of paid claims reported to the Midwest distribution channel were settled under this program.

  Property and casualty insurers are subject to claims arising out of catastrophes which may have a significant impact on their results of operations and financial condition. The Risk Management segment may experience catastrophe losses in the future which could have a material adverse impact on the Company. Catastrophes can be caused by various events including snow, ice storms, hurricanes, earthquakes, tornadoes, wind, hail, fires and explosions, and the incidence and severity of catastrophes are inherently unpredictable. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and business property insurance have in the past generated the vast majority of catastrophe-related claims.

 Reserve for Unpaid Losses and Loss Adjustment Expenses

  Reference is made to "Reserve for Losses and Loss Adjustment Expenses" on pages 29, 30 and 31 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

  The Company's actuaries, in the Risk Management segment, review the reserves each quarter and certify the reserves annually as required for statutory filings. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's settlement and payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE.

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

  The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities ("Statutory Reserve") to reserves determined in accordance with generally accepted accounting principles ("GAAP Reserve") at December 31, as follows:

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (In millions)
Statutory reserve for losses and LAE.............. $1,906.5  $1,926.6  $2,011.7
GAAP adjustments:
  Reinsurance recoverable on unpaid losses........    816.9     694.2     591.7
  Other(*)........................................     (4.3)     (2.1)     (6.1)
                                                   --------  --------  --------
GAAP reserve for losses and LAE................... $2,719.1  $2,618.7  $2,597.3
                                                   ========  ========  ========

--------
(*) Primarily represents other statutory liabilities reclassified as loss adjustment expense reserves for GAAP reporting and purchase accounting adjustments.

 Analysis of Losses and Loss Adjustment Expenses Reserve Development

  The following table sets forth the development of net reserves for unpaid losses and LAE from 1990 through 2000 for the Company.

                                                               Year ended December 31,
                          --------------------------------------------------------------------------------------------------
                            2000     1999     1998     1997     1996     1995     1994     1993     1992     1991     1990
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                                    (In millions)
Net reserve for
 losses and
 LAE(1)..........         $1,902.2 $1,924.5 $2,005.5 $2,038.7 $2,117.2 $2,132.5 $2,109.3 $2,019.6 $1,936.9 $1,772.4 $1,550.6
Cumulative amount
 paid as of(2):
One year later...              --     703.8    638.0    643.0    732.1    627.6    614.3    566.9    564.3    569.0    561.5
Two years later..              --       --     996.0    967.4  1,054.3  1,008.3    940.7    884.4    862.7    888.0    874.5
Three years
 later...........              --       --       --   1,180.7  1,235.0  1,217.8  1,172.8  1,078.1  1,068.4  1,077.1  1,074.3
Four years
 later...........              --       --       --       --   1,365.9  1,325.9  1,300.4  1,210.9  1,184.1  1,207.1  1,186.4
Five years
 later...........              --       --       --       --       --   1,408.8  1,369.9  1,289.5  1,267.5  1,279.4  1,265.4
Six years later..              --       --       --       --       --       --   1,427.6  1,353.3  1,323.1  1,337.2  1,314.2
Seven years
 later...........              --       --       --       --       --       --       --   1,377.2  1,355.8  1,377.3  1,355.3
Eight years
 later...........              --       --       --       --       --       --       --       --   1,387.7  1,404.1  1,385.9
Nine years
 later...........              --       --       --       --       --       --       --       --       --   1,431.6  1,409.2
Ten years later..              --       --       --       --       --       --       --       --       --       --   1,433.8
Net reserve re-
 estimated as
 of(3):
End of year......          1,902.2  1,924.5  2,005.5  2,038.7  2,117.2  2,132.5  2,109.3  2,019.6  1,936.9  1,772.4  1,550.6
One year later...              --   1,837.1  1,822.1  1,911.5  1,989.3  1,991.1  1,971.7  1,891.5  1,868.1  1,755.0  1,601.5
Two years later..              --       --   1,781.4  1,796.8  1,902.8  1,874.3  1,859.4  1,767.4  1,762.8  1,717.7  1,601.9
Three years
 later...........              --       --       --   1,734.9  1,832.5  1,826.8  1,780.3  1,691.5  1,703.3  1,670.8  1,614.3
Four years
 later...........              --       --       --       --   1,783.7  1,780.7  1,766.2  1,676.3  1,658.9  1,654.1  1,597.6
Five years
 later...........              --       --       --       --       --   1,740.1  1,735.6  1,653.7  1,637.3  1,634.6  1,594.3
Six years later..              --       --       --       --       --       --   1,699.2  1,630.3  1,650.5  1,630.6  1,588.7
Seven years
 later...........              --       --       --       --       --       --       --   1,603.9  1,627.2  1,644.2  1,593.1
Eight years
 later...........              --       --       --       --       --       --       --       --   1,607.4  1,626.1  1,621.9
Nine years
 later...........              --       --       --       --       --       --       --       --       --   1,611.8  1,593.4
Ten years later..              --       --       --       --       --       --       --       --       --       --   1,581.6
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
(Deficiency) Redundancy,
 net(4,5)........         $    --  $   87.4 $  224.1 $  303.8 $  333.4 $  392.4 $  410.0 $  415.6 $  329.5 $  160.6 $  (31.0)
                          ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

-------
(1) Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves.
(2) Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.
(3) Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.
(4) Cumulative deficiency or redundancy at December 31, 2000 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.
(5) The following table sets forth the development of gross reserve for unpaid losses and LAE from 1992 through 2000 for the Company:

                                                      Year ended December 31,
                          --------------------------------------------------------------------------------
                            2000     1999     1998     1997     1996     1995     1994     1993     1992
                          -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                           (In millions)
Reserve for losses and
 LAE:
 Gross liability........  $2,719.1 $2,618.7 $2,597.2 $2,615.4 $2,744.1 $2,896.0 $2,821.7 $2,717.3 $2,598.9
 Reinsurance
  recoverable...........     816.9    694.2    591.7    576.7    626.9    763.5    712.4    697.7    662.0
                          -------- -------- -------- -------- -------- -------- -------- -------- --------
 Net liability..........  $1,902.2 $1,924.5 $2,005.5 $2,038.7 $2,117.2 $2,132.5 $2,109.3 $2,019.6 $1,936.9
                          ======== ======== ======== ======== ======== ======== ======== ======== ========
One year later:
 Gross re-estimated
  liability.............           $2,553.4 $2,432.9 $2,472.6 $2,541.9 $2,587.8 $2,593.5 $2,500.5 $2,460.5
 Re-estimated
  recoverable...........              716.3    610.8    561.1    552.6    596.7    621.8    609.0    592.4
                                   -------- -------- -------- -------- -------- -------- -------- --------
 Net re-estimated
  liability.............           $1,837.1 $1,822.1 $1,911.5 $1,989.3 $1,991.1 $1,971.7 $1,891.5 $1,868.1
                                   ======== ======== ======== ======== ======== ======== ======== ========
Two years later:
 Gross re-estimated
  liability.............                    $2,379.6 $2,379.3 $2,424.5 $2,427.7 $2,339.2 $2,333.3 $2,341.9
 Re-estimated
  recoverable...........                       598.2    582.5    521.7    553.4    479.8    565.9    579.1
                                            -------- -------- -------- -------- -------- -------- --------
 Net re-estimated
  liability.............                    $1,781.4 $1,796.8 $1,902.8 $1,874.3 $1,859.4 $1,767.4 $1,762.8
                                            ======== ======== ======== ======== ======== ======== ========
Three years later:
 Gross re-estimated
  liability.............                             $2,305.2 $2,395.3 $2,358.6 $2,227.0 $2,145.5 $2,257.3
 Re-estimated
  recoverable...........                                570.2    562.8    531.8    446.7    454.0    554.0
                                                     -------- -------- -------- -------- -------- --------
 Net re-estimated
  liability.............                             $1,734.9 $1,832.5 $1,826.8 $1,780.3 $1,691.5 $1,703.3
                                                     ======== ======== ======== ======== ======== ========
Four years later:
 Gross re-estimated
  liability.............                                      $2,336.3 $2,359.5 $2,220.9 $2,102.0 $2,168.2
 Re-estimated
  recoverable...........                                         552.6    578.8    454.7    425.7    509.3
                                                              -------- -------- -------- -------- --------
 Net re-estimated
  liability.............                                      $1,783.7 $1,780.7 $1,766.2 $1,676.3 $1,658.9
                                                              ======== ======== ======== ======== ========
Five years later:
 Gross re-estimated
  liability.............                                               $2,299.8 $2,215.2 $2,091.7 $2,027.3
 Re-estimated
  recoverable...........                                                  559.7    479.6    438.0    390.0
                                                                       -------- -------- -------- --------
 Net re-estimated
  liability.............                                               $1,740.1 $1,735.6 $1,653.7 $1,637.3
                                                                       ======== ======== ======== ========
Six years later:
 Gross re-estimated
  liability.............                                                        $2,158.9 $2,096.6 $2,022.6
 Re-estimated
  recoverable...........                                                           459.7    466.3    372.1
                                                                                -------- -------- --------
 Net re-estimated
  liability.............                                                        $1,699.2 $1,630.3 $1,650.5
                                                                                ======== ======== ========
Seven years later:
 Gross re-estimated
  liability.............                                                                 $2,050.3 $2,050.1
 Re-estimated
  recoverable...........                                                                    446.4    422.9
                                                                                         -------- --------
 Net re-estimated
  liability.............                                                                 $1,603.9 $1,627.2
                                                                                         ======== ========
Eight years later:
 Gross re-estimated
  liability.............                                                                          $2,013.6
 Re-estimated
  recoverable...........                                                                             406.2
                                                                                                  --------
 Net re-estimated
  liability.............                                                                          $1,607.4
                                                                                                  ========

 Reinsurance

  The Company, in the Risk Management segment, maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. This includes both excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as snow, ice storms, windstorm, hail, hurricane, tornado, riot or other extraordinary events. In addition, the Company, in the Risk Management segment, has reinsurance for casualty business. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance.

  Under the Company's 2000 catastrophe reinsurance program, AFC retains $45.0 million of loss per hurricane occurrence and $25.0 million of loss per occurrence for all other exposures, 10% of all loss amounts in excess of $45.0 million or $25.0 million for non-hurricane losses, up to $65.0 million, 20% of all loss amounts in excess of $65.0 million up to $230.0 million and all amounts in excess of $230.0 million. As a result of this program, the Company ceded $16.8 million of catastrophe losses in 2000. Effective January 1, 2001, the Company modified its catastrophe reinsurance program. Under this new program, AFC retains $45.0 million of loss per hurricane occurrence and $25.0 million of loss per occurrence for all other exposures, 15% of all loss amounts in excess of $45.0 million, or $25.0 million for non-hurricane losses, up to $230.0 million, and all amounts in excess of $230.0 million.

  Effective January 1, 2000, the Company purchased a property catastrophe aggregate treaty which provides for annual aggregate coverage totaling 80% of catastrophe losses in excess of $60.0 million up to $110.0 million. The Company's retention is calculated cumulatively, in the aggregate, on a quarterly basis with the aggregate losses comprised of all catastrophe losses that exceed $0.5 million per each loss occurrence. The maximum contribution from the Company for any one-loss occurrence for the purposes of calculating the aggregate retention will be $25.0 million. As a result of this agreement, the Company ceded $18.4 million of catastrophe losses in 2000. Effective January 1, 2001, the Company modified its property catastrophe aggregate treaty. This new treaty provides for annual aggregate coverage totaling 90% of catastrophe losses in excess of $65.0 million up to $115.0 million. The Company's retention will be calculated cumulatively, in the aggregate, on a quarterly basis with the aggregate losses comprised of all catastrophe losses that exceed $0.5 million per each loss occurrence. The maximum contribution from the Company for any one-loss occurrence for the purposes of calculating the aggregate retention will be $25.0 million.

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

  Under the 2000 casualty reinsurance program, the reinsurers are responsible for 40% of the amount of each loss in excess of $0.5 million per occurrence up to $1.0 million and 100% of the amount of each loss in excess of $1.0 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covers workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Amounts in excess of $60.5 million, in the workers' compensation line, are retained 100% by the Company, while amounts in excess of $30.5 million, in the general liability line, are retained 100% by the Company.

  The Company is subject to a whole account aggregate excess of loss reinsurance agreement, which provides coverage for the 1999 accident year for the Company's property and casualty business. The program covered losses and allocated LAE, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual coverage limit for losses and allocated LAE is $150.0 million. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized net benefits of $9.8 million and $15.9 million for the years ended December 31, 2000 and 1999, respectively, based on estimates of losses and allocated LAE for accident year 1999. During 2000, premiums, and losses and LAE ceded under this treaty were $25.0 million and $34.1 million, respectively. In addition, the Company realized an additional $4.8 million benefit from commissions ceded under this contract, partially offset by $4.1 million of interest costs. Premiums, and losses and LAE ceded under this treaty in 1999 were $21.9 million and $35.0 million, respectively. In 1999, the Company realized an additional $4.3 million benefit from commissions ceded under this contract, partially offset by $1.5 million of interest costs. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.

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

  Reference is made to "Reinsurance" in Note 17 on pages 74 and 75 of the Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

  Reference is also made to "Reinsurance Facilities and Pools" on pages 5, 6 and 7 of this Form 10-K which is incorporated herein by reference.

Asset Accumulation

Allmerica Financial Services

 General

  The Allmerica Financial Services segment includes the individual financial products and the group retirement products and services businesses of FAFLIC and its wholly-owned subsidiary, AFLIAC, as well as the Company's registered investment advisor and broker-dealer affiliates. Through this segment, the Company is a leading provider of investment-oriented life insurance and annuities to upper income individuals and small businesses throughout the United States. These products are marketed through the Company's career agency force of 692 agents, to mutual fund providers for their variable annuity customers, and on a wholesale basis to financial planners and broker-dealers. For the year ended December 31, 2000, the Allmerica Financial Services segment accounted for $772.4 million, or 23.9%, of consolidated segment operating revenues and $222.8 million, or 59.5%, of consolidated segment income before taxes and minority interest.

  The Company offers a diverse line of products tailored to its customer market, including variable annuities, variable universal life, and universal life. The main components of the Company's current strategy in this segment are to: (i) emphasize investment-oriented insurance products, particularly variable annuities and variable universal life insurance, (ii) continue to expand existing and develop additional distribution channels, (iii) leverage the Company's technological resources to support marketing and client service initiatives, (iv) improve the productivity of and expand the career agency distribution system and (v) implement a targeted marketing approach emphasizing value-added service.

  The Company has also utilized its technological resources to support its marketing and client service initiatives in this segment. The Company has developed automated portfolio re-balancing capabilities and graphical quarterly report statements, which are used to establish and monitor the desired mix of investments by individual contract and policyholders.

  According to 2000 A.M Best's Policy Reports, the Company is among the twenty largest writers of individual variable annuity contracts and individual variable universal life insurance policies in the United States in 1999, based on statutory premiums and deposits. Sales of variable products represented approximately 96.7%, 95.9% and 98.0% of this segment's statutory premiums and deposits in 2000, 1999 and 1998, respectively. Statutory premiums and deposits, a common industry benchmark for sales achievement, totaled $3,938.6 million, $3,609.5 million and $4,101.9 million in 2000, 1999 and 1998, respectively.

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

  Several legislative proposals are currently under consideration by Congress that could modify or repeal the existing estate tax laws. If these or similar proposals were enacted, the market demand for some of the Company's life products could be adversely affected. The Company cannot predict the impact of such changes in tax law.

 Products

  The following table reflects premiums and deposits on a statutory accounting practices ("SAP") basis, including universal life and investment-oriented contract deposits, for the segment's major product lines, including the Closed Block, for the years ended December 31, 2000, 1999 and 1998. Receipts from various products are treated differently under GAAP and SAP. Under GAAP, universal life, variable universal life and annuity deposits are not included in revenues but are recorded directly to policyholder account balances.

                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (In millions)
   Statutory Premiums and Deposits
     Variable universal life........................ $  209.1 $  187.0 $  158.7
     Group variable universal life..................     47.7     94.9     73.3
     Separate account annuities.....................  2,555.1  1,922.2  2,583.6
     General account annuities(1)...................    524.7    830.2    622.2
     Retirement investment account annuities........      9.3     16.4     20.1
     Group annuities................................    463.1    409.3    563.9
     Universal life.................................     59.2     71.8     23.6
     Traditional life...............................     70.2     77.4     55.9
     Individual health..............................      0.2      0.3      0.6
                                                     -------- -------- --------
   Total statutory premiums and deposits............ $3,938.6 $3,609.5 $4,101.9
                                                     ======== ======== ========

--------
(1) The general account includes approximately $145.7 million in 2000 and $590.5 million in 1999 of deposits made in association with an annuity program which provides, for a limited time, enhanced crediting rates on deposits made into the Company's general account and transferred ratably, over a period of time, into the Company's separate accounts.

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

  The Company seeks to achieve product distinction with respect to its variable products on the basis of quality and diversity of the separate account investment options underlying these products. The Company's variable universal life and annuity products offer a variety of account investment options with choices ranging from money market funds to international equity funds. The number of these investment options has increased from 98 in 1998 to more than 150 in 2000, including those underlying the products sold through alternative distribution channels. For management of these separate accounts, the Company supplements its in-house expertise in managing fixed income assets with the equity management expertise of well-known mutual fund advisors, such as Fidelity Investments, as well as other independent management firms who specialize in the management of institutional assets. Additionally, the Company utilizes the services of an experienced investment consultant to the pension industry to assist it in the selection of these institutional managers and in the ongoing monitoring of their performance.

 Retirement Products

  In addition to the above, the Company provides consulting and investment services to defined benefit and defined contribution retirement plans of corporate employers. The Company also offers participant recordkeeping and administrative services to defined benefit and defined contribution retirement plans. Currently, the Company provides administration and recordkeeping for approximately 337 qualified pension and profit sharing plans, which have assets totaling $2.2 billion, and cover approximately 57,729 participants. In 2001, the Company has agreed to sell the defined contribution business to Minnesota Life Insurance Company in a transaction scheduled to close in 2001. This sale is based on the Company's conclusion that this business lacked scale to compete effectively in the 401(k) market with an annuity based product. In addition, the Company does not plan to continue marketing efforts for its defined benefit business. It expects to continue to administer its defined benefit business which, in recent years, has not experienced new sales.

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

 Distribution

  The Company's life insurance and annuity products are distributed primarily through three distribution channels; (1) "Agency", which consists of the Company's career agency force; (2) "Select", which consists of a network of third party broker-dealers; and (3) "Partners", which includes distributors of the mutual funds advised by Zurich Scudder Investments (formerly "Scudder Kemper Investments, Inc.") ("Zurich-Scudder"), Pioneer Investment Management, Inc ("Pioneer"), and Delaware Management company ("Delaware").

  The Company's national career agency sales force consists of 692 agents, housed in 19 general agencies located in or adjacent to most of the major metropolitan centers in the United States. Virtually all of these agents are licensed both as insurance agents and securities broker-dealers by the National Association of Securities Dealers ("NASD"), qualifying them to sell the full range of the Company's products. The Company has focused on improving the productivity and reducing the cost of its career agency system through performance-based compensation, higher performance standards for agency retention and agency training programs. The Company also regularly conducts comprehensive financial planning seminars and fact-to-face presentations to address different investment objectives of clients. During 2000, total statutory premiums and deposits from sales of variable annuities through the agency sales force totaled $885.7 million, compared to $930.1 million and $871.3 million in 1999 and 1998, respectively. Total statutory premiums from sales of variable life insurance through the agency sales force totaled $66.3 million in 2000, compared to $97.6 million and $48.7 million in 1999 and 1998, respectively.

  In addition, both the Select and Partners distribution channels have made significant contributions to the overall growth of variable product sales in this segment. Products sold through these channels include Allmerica Select life and annuity products, which are distributed through independent broker-dealers and financial planners, as well as annuity products sold through alliances with mutual fund partners. The Company's strategy is to increase sales under its existing distribution channels and to continue to pursue additional relationships in these markets. Through these distribution channels, the Company has obtained access to over 531 distribution firms employing over 81,892 sales personnel. In addition, establishment of these channels has enabled the Company to offer a broader range of investment options through alliances with Zurich-Scudder, Pioneer, and Delaware mutual funds as well as other financial institutions. During 2000, total statutory premiums and deposits from sales of variable annuities through additional distribution channels totaled $2,194.1 million, compared to $1,822.3 million and $2,334.5 million in 1999 and 1998, respectively. In addition, total statutory premiums from sales of variable life insurance through additional distribution channels totaled $62.1 million in 2000, compared to $55.4 million and $32.8 million in 1999 and 1998, respectively.

  The Company has developed a number of new marketing and client service initiatives in order to encourage sales of its products and improve customer satisfaction. As part of its focus on the sale of investment-oriented insurance products, the Company has emphasized a financial planning approach utilizing face-to-face presentations and seminar programs to address different client needs. In order to identify a favorable prospective client base, the Company has developed a system utilizing advanced demographic screening and telemarketing techniques. The Company also regularly delivers seminars focused on retirement planning to these prospective clients. During 2000, the Company delivered 878 seminars nationally with a total of 26,040 attendees. While developed for and primarily utilized by the agency channel, these programs are being extended to the Company's other distribution channels.

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

  The Company's product specifications are designed to prevent anti-selection. Mortality assumptions are thoroughly communicated and monitored. The underwriting department tracks the profitability indicators of business by each distribution channel, including the mix of business, percentage of substandard and declined cases and placement ratio. Ongoing internal underwriting audits, conducted at multiple levels, monitor consistency of underwriting requirements and philosophy. Routine independent underwriting audits conducted by its reinsurers have supported the Company's underwriting policies and procedures.

 Insurance Reserves

  The Company has established liabilities for policyholders' account balances and future policy benefits in the Consolidated Balance Sheets included in the 2000 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference, to meet obligations on various policies and contracts. Policyholders' account balances for universal life and investment-type policies are equal to cumulative account balances: deposits plus credited interest, less expense and mortality charges and withdrawals. The Company holds a separate reserve for annuity minimum death benefits. Future policy benefits for traditional products are computed on the basis of assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation), which are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. The Company periodically reviews both reserve assumptions and policyholder liabilities.

 Reinsurance

  Consistent with the general practice in the life insurance industry, the Company has reinsured portions of the coverage provided by this segment's insurance products with other insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. The Company maintains a gross reserve for reinsurance liabilities. The Company ceded approximately 5.2% of this segment's total statutory life insurance premiums in 2000.

  With respect to life policies of the Allmerica Financial Services segment, the Company has reinsurance agreements in place, established on an annual term, for both automatic and facultative reinsurance. Under automatic reinsurance, the Company's retention is currently $2.0 million per life. The reinsurer is automatically bound for up to three times the Company's retention, or $6.0 million, with certain restrictions that determine the binding authority with the various reinsurers. For life policies greater than $8.0 million, the Company obtains facultative reinsurance. Under facultative reinsurance, the facultative reinsurer reviews all of the underwriting information relating to the policies prior to issuing the reinsurance and reinsures on a policy by policy basis. Depending on the nature of the risk and the size of the policy, the facultative reinsurance could be provided by one company or several. The Company sometimes facultatively reinsures certain policies under $2.0 million which do not satisfy the Company's underwriting guidelines.

  The Company seeks to enter into reinsurance treaties with highly rated reinsurers. All of the reinsurers utilized by this segment have received an A.M. Best rating of "A- (Excellent)" or better (Best's Insurance Reports, 1999 edition). The Company believes that it has established appropriate reinsurance coverage for this segment based upon its net retained insured liabilities compared to its surplus. Based on its review of its reinsurers' financial positions and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

  The Company also obtains catastrophe reinsurance for life insurance in this segment through a catastrophe accident pool. The maximum pool reinsurance available per company is $50.0 million and the maximum pool reinsurance available for a single event is $125.0 million. Any amounts in excess of these limits are the responsibility of the company suffering the loss. Each participant in the pool pays a premium based on the share of claims paid by the pool. The Company's share of pool losses is approximately 0.7%. There have been three claims for which the Company's share was approximately $94,000 since the Company entered the pool on January 1, 1989. Approximately 121 companies currently participate in this pool.

  Effective January 1, 1998, the Company entered into an agreement with a highly rated reinsurer to reinsure the mortality risk on the universal life and variable universal life lines of business. In addition, the Company maintains coinsurance agreements to reinsure substantially all of its individual disability income and yearly renewable term business.

 Competition

  There is strong competition among insurance companies seeking clients for the types of insurance, annuities and investment products sold by the Company in this segment. As of December 31, 2000, there were approximately 1,500 companies that offer life insurance in the United States, most of which offer one or more products similar to those offered by the Company. In some cases these products are offered through similar marketing techniques. In addition, the Company may face additional competition from banks and other financial institutions since prior regulatory restrictions on the sale of insurance and securities by these institutions have been repealed.

  The Company believes that, based upon its extensive experience in the market, the principal competitive factors affecting the sale of its life insurance and related investment products are price, financial strength and claims-paying ratings, size and strength of distribution force, range of product lines, product quality, reputation and name recognition, value-added service and, with respect to variable insurance and annuity products, investment management performance of the underlying separate accounts.

Allmerica Asset Management

 General

  Through the Allmerica Asset Management segment, the Company offers Stable Value Products, such as Guaranteed Investment Contracts ("GICs") and funding agreements, to ERISA-qualified retirement plans as well as other non-ERISA institutional buyers, such as money market funds and securities lending collateral reinvestment programs. Also, Euro-GICs, a type of funding agreement, were issued in conjunction with a new European Medium Term Note program. In addition, this segment includes a Registered Investment Advisor, which provides investment advisory services to affiliates and to other institutions, such as insurance companies, retirement plans and mutual funds.

  For the year ended December 31, 2000, this segment accounted for approximately $149.2 million, or 4.6%, of consolidated segment revenues, and income of $22.5 million, or 6.0%, of consolidated segment income before federal income taxes and minority interest.

 Products and Services

  Stable Value Products

  The Company offers its customers the option of investing in Stable Value Products such as the traditional GIC and the non-qualified GIC, often referred to as funding agreements. The traditional GIC is issued to ERISA-qualified retirement plans, and provides a fixed guaranteed interest rate and fixed maturity for each contract. Some traditional GICs provide for a specific lump sum deposit and no withdrawals prior to maturity. Other traditional GICs allow for window deposits and/or benefit-sensitive withdrawals prior to maturity, for which the Company builds an additional risk charge into the guaranteed interest rate. The funding agreement is similar to the traditional GIC, except that it is issued to non-ERISA institutional buyers, such as money market funds and securities lending collateral reinvestment programs. This market tends to prefer short duration instruments, so it is typical for the funding agreements sold in this market to have short maturities and periodic interest rate resets, based on an index such as LIBOR. Some buyers prefer to invest in instruments with longer maturities and either fixed or floating rate characteristics. The Company is able to structure its funding agreements to accommodate these buyers. Funding agreements sold through the Euro-GIC program tend to have longer maturities, from 3-10 years, and may utilize either fixed or variable interest rates also based on an index such as LIBOR, and be denominated in either U.S. dollars or foreign currencies. Deposits from customers in 2000 were invested primarily in these longer-term funding agreements.

  During 2000, funding agreement deposits were approximately $1.1 billion, as compared to $1.0 billion and $1.1 billion in 1999 and 1998, respectively. During 2000, deposits of approximately $305 million were short maturity floating rate products, while $764 million were longer maturity products, including Euro-GIC deposits of approximately $564 million. In addition, traditional GIC deposits totaled approximately $2.0 million, $3.0 million, and $0.3 million in 2000, 1999, and 1998, respectively. The continued low volume of traditional GIC deposits reflects the Company's decision to sell these products only when the profit margins meet the Company's standards. The Company expects to continue its sales of funding agreements in 2001.

 Investment Advisory Services

  Through its registered investment advisor, Allmerica Asset Management, Inc., the Company provides investment advisory services to affiliates and to other institutions, including unaffiliated insurance companies, retirement plans, foundations and mutual funds. At December 31, 2000, Allmerica Asset Management had assets under management of approximately $14.0 billion, of which approximately $2.2 billion represented assets managed for third party clients (i.e. entities unaffiliated with the Company). Assets under management for third party clients grew by approximately $112.5 million during 2000.

 Distribution

  The Company distributes Stable Value Products through brokers, investment bankers, GIC investment managers and directly from the Home Office. Investment advisory services are marketed directly.

 Competition

  Prior to 1997, GIC deposits consisted primarily of traditional GICs. The Company introduced its funding agreement product in the latter part of 1997. There are approximately two dozen insurance companies that compete in the funding agreement market. Funding agreements are one of a variety of instruments being purchased by the buyers in this market, and the Company views these other instruments as comprising the primary competition. Short-term commercial paper issued by corporations is the most common of these competing instruments. The primary factors affecting the ability to sell are the yields offered, short term ratings (and to a lesser extent, claims paying ratings) and product structure. By utilizing asset/liability management techniques, the Company is able to offer yields and product structures that are very competitive with comparably rated instruments, while earning an attractive return on capital. During the third quarter of 1999, uncertainties in the short maturity floating rate funding agreement market prompted a number of investors to terminate their funding agreements with the Company and request the return of their funds. These termination requests received by the Company were paid in a timely manner. Management does not expect significant deposits in short-term funding agreements to continue due to a diminished market for this product.

  The Company introduced its Euro-GIC product in the latter part of 1999. Currently, there are approximately a dozen insurance companies that compete in this market. Euro-GICs are one of a variety of instruments being purchased by institutional investors in a competitive European market. The Company considers these other instruments as comprising the primary competition, of which medium term notes issued by corporations are the most common form of these competing instruments. The primary factors affecting the ability to sell Euro-GICs are the yields offered, the credit ratings assigned to the program, and the familiarity of the Company name among investors in Europe. As such, the Company periodically sends representatives to Europe to meet with potential investors and has established new relationships with several investment banking firms who manage the distribution of this product.

Investment Portfolio

 General

  At December 31, 2000, the Company held $9.7 billion of investment assets, including $736.0 million of investment assets in the Closed Block. These investments are generally of high quality and broadly diversified across asset classes and individual investment risks. The major categories of investment assets are: fixed maturities, which includes both investment grade and below investment grade public and private debt securities; equity securities; mortgage loans, principally on commercial properties; policy loans and other long-term investments. The remainder of the investment assets is comprised of cash and cash equivalents.

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

  The appropriate asset allocation for the Company (the selection of broad investment categories such as fixed maturities, equity securities and mortgages) is determined by management initially through a process that focuses overall on the types of businesses in each segment that the Company engages in and the level of surplus (net worth) required to support these businesses.

  At the segment level, the Company has developed an asset/liability management approach tailored to specific insurance, investment product and income objectives. The investment assets of the Company are then managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, management develops investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Specific investments frequently meet the requirements of, and are acquired by, more than one investment portfolio (or investment segment of the general account of FAFLIC or AFLIAC, with each investment segment holding a pro rata interest in such investments and the cash flows therefrom). Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and its exposure to individual borrowers, industries, sectors and, in the case of mortgages, property types and geographic locations. All investments held by the Company's insurance subsidiaries are subject to diversification requirements under insurance laws.

  Consistent with this management approach, portfolio managers maintain close working relationships with the managers of related product lines within the Risk Management, Allmerica Financial Services and Allmerica Asset Management segments.

Rating Agencies

  Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims.

  As of February 28, 2001, A.M. Best affirmed FAFLIC's, AFLIAC's, Hanover's and Citizens' financial condition rating of A (Ecxcellent).

  As of February 28, 2001, Standard & Poor's affirmed FAFLIC's, AFLIAC's and Hanover's, together with its subsidiaries, including Citizens Insurance, claims-paying ability rating of AA- (Excellent).

  As of February 28, 2001, Moody's affirmed FAFLIC's, AFLIAC's and Hanover's financial strength rating of A1 (Good).

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

Employees

  The Company has approximately 5,700 employees located throughout the country. Management believes relations with employees and agents are good.

                                    ITEM 2

                                  PROPERTIES

  The Company's headquarters are located at 440 Lincoln Street, Worcester, Massachusetts, and consist primarily of approximately 758,000 rentable square feet of office and conference space owned in fee and includes the headquarters of Hanover.

  Citizens owns its home office, located at 645 W. Grand River, Howell, Michigan, which is approximately 137,000 rentable square feet. Citizens also owns a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 207,000 rentable square feet, where various business operations are conducted.

  The Company leases office space for its sales force throughout the United States. The leased property houses agency offices and group insurance sales offices. Hanover and Citizens also lease offices throughout the country for its field employees.

  The Company believes that its facilities are adequate for its present needs in all material respects.

                                    ITEM 3

                               LEGAL PROCEEDINGS

  Reference is made to Note 21 on page 77 of the Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

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

                                    PART II

                                    ITEM 5

                   MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED SHAREHOLDER MATTERS

Common Stock and Shareholder Ownership

  The common stock of Allmerica Financial Corporation is traded on the New York Stock Exchange under the symbol "AFC". On March 21, 2001, the Company had 42,167 shareholders of record and 53.2 million shares outstanding. On the same date, the trading price of the Company's common stock was $48.91 per share.

Common Stock Prices and Dividends

                                                          High   Low   Dividends
                                                         ------ ------ ---------
2000
  First Quarter......................................... $53.50 $35.31     --
  Second Quarter........................................ $60.13 $46.31     --
  Third Quarter......................................... $65.44 $54.00   $0.25
  Fourth Quarter........................................ $72.50 $58.13     --
1999
  First Quarter......................................... $57.88 $50.19     --
  Second Quarter........................................ $62.25 $54.50     --
  Third Quarter......................................... $64.44 $47.56   $0.25
  Fourth Quarter........................................ $59.69 $46.50     --

2000 Dividend Schedule

  Allmerica Financial Corporation declared an annual cash dividend of $0.25 per share on July 25, 2000, which was paid on November 15, 2000. The record date for such dividend was November 1, 2000. The payment of future dividends, if any, on the Company's Common Stock will be a business decision made by the Board of Directors from time to time based upon the results of operations and financial condition of the Company and such other factors as the Board of Directors considers relevant.

  Dividends paid by the Company may be funded from dividends paid to the Company from its subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. Reference is made to "Liquidity and Capital Resources" on pages 43 and 44 of Management's Discussion and Analysis of Financial Condition and Results of Operations and to Note 14 on pages 72 and 73 of the Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

                                    ITEM 6

                            SELECTED FINANCIAL DATA

  Reference is made to the "Five Year Summary of Selected Financial Highlights" on page 21 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22-45 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 7A

           QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Reference is made to "Market Risk and Risk Management Policies" on pages 36-42 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

                                    ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to the Consolidated Financial Statements on pages 48-52 and the accompanying Notes to Consolidated Financial Statements on pages 53-78 of the 2000 Annual Report to Shareholders which meet the requirements of Regulation S-X, and which include a summary of quarterly results of consolidated operations (see Note 23 of Notes to Consolidated Financial Statements--page 78), which is incorporated herein by reference.

                                    ITEM 9

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

                                    ITEM 10

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

  Information regarding Directors of the Company is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2001, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is biographical information concerning the executive officers of the Company.

John F. O'Brien, 57

 Director, Chief Executive Officer and President of the Company since February 1995

  See biography under "Directors of the Registrant" above.

Bruce C. Anderson, 56

 Vice President of the Company since February 1995

  Mr. Anderson has been Vice President of AFC since February 1995. Mr. Anderson has been employed by FAFLIC since 1967 and has been Vice President and Director of FAFLIC since October 1984 and April 1996, respectively.

Mark R. Colborn, 52

 Vice President of the Company since March 2000

  Mr. Colborn has been Vice President of AFC since March 2000. In addition, Mr. Colborn has served as Vice President of FAFLIC since June 1992.

J. Kendall Huber, 46

 Vice President and General Counsel of the Company since March 2000

  Mr. Huber has been Vice President, General Counsel and Assistant Secretary of AFC and FAFLIC since March 2000. Prior to joining AFC, Mr. Huber was Executive Vice President, General Counsel, and Secretary of Promus Hotel Corporation from February 1999 to January 2000. Previously, Mr. Huber was Vice President and Deputy General Counsel of Legg Mason, Inc., from November 1998 to January 1999. He has also served as Vice President and Deputy General Counsel of USF&G Corporation, where he was employed from March 1990 to August 1998.

John P. Kavanaugh, 46

 Vice President and Chief Investment Officer of the Company since September
1996

  Mr. Kavanaugh has been Vice President and Chief Investment Officer of AFC since September 1996, has been employed by FAFLIC since 1983, and has been Vice President of FAFLIC since December 1991.

Edward J. Parry, III, 41

 Vice President of the Company since February 1995
 Chief Financial Officer of the Company since December 1996

  Mr. Parry has been Chief Financial Officer of AFC and FAFLIC since December 1996. He has also been Vice President of AFC since February 1995 and was Treasurer from February 1995 to March 2000. He has been a Vice President of FAFLIC since February 1993 and was Treasurer from February 1993 until March 2000.

Richard M. Reilly, 62

 Vice President of the Company since February 1997

  Mr. Reilly has been Vice President of AFC and FAFLIC since February 1997 and November 1990, respectively. He has also been a Director and Vice President of AFLIAC since November 1990 and President and Chief Executive Officer of AFLIAC since August 1995. Mr. Reilly was Vice President of AFC from February 1995 through December 1995. Additionally, Mr. Reilly has been the President of Allmerica Investment Trust, and Allmerica Securities Trust, each a registered investment company, since February 1991.

Robert P. Restrepo, Jr., 50

 Vice President of the Company since May 1998

  Mr. Restrepo has been Vice President of AFC and FAFLIC since May 1998. He was President, Chief Executive Officer and Director of Allmerica P&C from May 1998 to December 2000. Prior to joining AFC, Mr. Restrepo was Chief Executive Officer, Personal Lines at Travelers Property and Casualty, a member of the Travelers Group from January 1996 to May 1998. Additionally, Mr. Restrepo was the Senior Vice President, Personal Lines at Aetna Life & Casualty Company from March 1991 to January 1996.

Eric A. Simonsen, 55

 Vice President of the Company since February 1995

  Mr. Simonsen has been Vice President of AFC since February 1995. In addition, he has served as Vice President and as a Director of FAFLIC since September 1990 and April 1996, respectively. Mr. Simonsen was Chief Financial Officer of AFC from February 1995 to December 1996 and of FAFLIC from September 1990 to December 1996.

Gregory D. Tranter, 44

 Vice President and Chief Information Officer of the Company since October
2000

  Mr. Tranter has been Vice President and Chief Information Officer of AFC since October 2000. Mr. Tranter has been Vice President and Chief Information Officer of AFC's insurance subsidiaries since August 1998. Prior to joining AFC, Mr. Tranter was Vice President, Automation Strategy of Travelers Property & Casualty Company from April 1996 to July 1998. Mr. Tranter was employed by Aetna Life & Casualty Company from 1983 to 1996.

                                    ITEM 11

                            EXECUTIVE COMPENSATION

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2001, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    ITEM 12

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2001, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    ITEM 13

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2001, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

                                    ITEM 14

       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

  The consolidated financial statements and accompanying notes thereto on pages 48 through 78 of the 2000 Annual Report to Shareholders have been incorporated herein by reference in their entirety.

                                                                        Annual
                                                                        Report
                                                                        Page(s)
                                                                        -------
Report of Independent Accountants.....................................      46
Consolidated Statements of Income for the years ended December 31,
 2000, 1999 and 1998..................................................      48
Consolidated Balance Sheets as of December 31, 2000 and 1999..........      49
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 2000, 1999 and 1998.....................................      50
Consolidated Statements of Comprehensive Income for the years ended
 December 31, 2000, 1999 and 1998.....................................      51
Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998..................................................      52
Notes to Consolidated Financial Statements............................   53-78

(a)(2) Financial Statement Schedules

                                                                   Page No. in
 Schedule                                                          this Report
 --------                                                          -----------
          Report of Independent Accountants on Financial
          Statement Schedules....................................        33
 I        Summary of Investments--Other than Investments in
          Related Parties........................................        34
 II       Condensed Financial Information of Registrant..........     35-37
 III      Supplementary Insurance Information....................     38-40
 IV       Reinsurance............................................        41
 V        Valuation and Qualifying Accounts......................        42
 VI       Supplemental Information concerning Property/Casualty
          Insurance Operations...................................        43

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

   10.30 Form of Deferral Agreement executed by substantially all of the executive officers of AFC dated January 30, 1998.++++++++
   10.31 Form of Restricted Stock Agreement, dated January 30, 1998 and executed by substantially all of the executive officers of
         AFC.++++++++
   10.32 Form of Converted Stock Agreement, dated January 30, 1998 and executed by substantially all of the executive officers of AFC.++++++++
   10.33 Employment Arrangement, dated May 13, 1998 between First Allmerica
         Financial Life Insurance Company and Robert P. Restrepo, Jr.++++++++
   10.34 Restricted Stock Agreement, dated May 26, 1998, between Allmerica
         Financial Corporation and Robert P. Restrepo, Jr.++++++++
   10.35 Credit agreement dated as of December 1, 1998 between the Registrant and the Chase Manhattan Bank.++++++++
   10.36 Amendment to the Credit Agreement dated as of June 17, 1998 between the Registrant and the Chase Manhattan Bank incorporated by reference to Exhibit 10.36 to the Allmerica Financial Corporation June 30, 1999
         report on Form 10-Q and incorporated herein by reference.
   10.37 Allmerica Financial Corporation Short-Term Incentive Compensation Plan
         incorporated herein by reference to Exhibit A contained in the
         Registrant's Proxy Statement (Commission File No.
         001-13754) originally filed with the Commission on March 31, 1999.
   13    The following sections of the Annual Report to Shareholders for 2000
         ("2000 Annual Report") which are expressly incorporated by reference into this Annual Report on Form 10-K:
         .Management's Discussion and Analysis of Financial Condition and
         Results of Operations at pages 22 through 45 of the 2000 Annual
         Report.
         .Consolidated Financial Statements and Notes thereto at pages 48 through 78 of the 2000 Annual Report.
         .Report of Independent Accountants at page 46 of the 2000 Annual
         Report.
         .The information appearing under the caption "Five Year Summary of
         Selected Financial Highlights" at page 21 of the 2000 Annual Report.
         .The information appearing under the caption "Shareholder Information"
         at page 80 of the 2000 Annual Report.
   21    Subsidiaries of AFC.
   23    Consent of Independent Accountants
   24    Power of Attorney.
   27    Financial Data Schedule.
   99.1  Internal Revenue Service Ruling dated April 15, 1995.+
   99.2  Important Factors Regarding Forward Looking Statements.

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

  None

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

                                           Allmerica Financial Corporation
                                                       Registrant


Date: March 23, 2001                              /s/ John F. O'Brien
                                          By: _________________________________
                                                     John F. O'Brien,
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                       and President

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2001                                /s/ John F. O'Brien
                                          By: _________________________________
                                                     John F. O'Brien,
                                                  Chairman of the Board,
                                                Chief Executive Officer and
                                                         President

Date: March 23, 2001                             /s/ Edward J. Parry, III
                                          By: _________________________________
                                                   Edward J. Parry III,
                                              Vice President, Chief Financial
                                             Officer and Principal Accounting
                                                          Officer

Date: March 23, 2001                                        *
                                          By: _________________________________
                                                   Michael P. Angelini,
                                                         Director

Date: March 23, 2001                                        *
                                          By: _________________________________
                                                      E. Gordon Gee,
                                                         Director

Date: March 23, 2001                                        *
                                          By: _________________________________
                                                     Samuel J. Gerson,
                                                         Director

Date: March 23, 2001                                        *
                                          By: _________________________________
                                                     Gail L. Harrison,
                                                         Director

Date: March 23, 2001                                        *
                                          By: _________________________________
                                                   Robert P. Henderson,
                                                         Director

Date: March 23, 2001                                        *
                                          By: _________________________________
                                                    M Howard Jacobson,
                                                         Director

Date: March 23, 2001                                        *
                                          By: _________________________________
                                                     Wendell J. Knox,
                                                         Director

Date: March 23, 2001                                        *
                                          By: _________________________________
                                                     Robert J. Murray,
                                                         Director

Date: March 23, 2001                                        *
                                          By: _________________________________
                                                     Terrence Murray,
                                                         Director

Date: March 23, 2001                                         *
                                          By: _________________________________
                                                      John R. Towers,
                                                         Director

Date: March 23, 2001                                         *
                                          By: _________________________________
                                                    Herbert M. Varnum,
                                                         Director

                                                    /s/ Edward J. Parry
                                          *By: ________________________________
                                                     Edward J. Parry,
                                                     Attorney-in-fact

                     Report of Independent Accountants on
                         Financial Statement Schedules

To the Board of Directors
 of Allmerica Financial Corporation

Our audits of the consolidated financial statements referred to in our report dated February 1, 2001, appearing in the 2000 Annual Report to Shareholders of Allmerica Financial Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
_____________________________________
PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2001

                                                                      Schedule I

                        ALLMERICA FINANCIAL CORPORATION
       Summary of Investments--Other than Investments in Related Parties
                               December 31, 2000

                                                                   Amount at
                                                                  which shown
                                                                 in the balance
Type of Investment                              Cost(1)   Value       sheet
------------------                              -------- ------- --------------
                                                         (In millions)
Fixed maturities:
  Bonds:
    United States Government and government
     agencies and authorities.................. $   86.7 $  89.2    $   89.2
    States, municipalities and political
     subdivisions..............................  1,966.7 2,018.5     2,018.5
    Foreign governments........................     52.1    53.9        53.9
    Public utilities...........................    466.6   457.4       457.4
    All other corporate bonds..................  4,892.7 4,816.4     4,816.4
  Redeemable preferred stocks..................    288.5   285.1       285.1
                                                -------- -------    --------
    Total fixed maturities.....................  7,753.3 7,720.5     7,720.5
                                                -------- -------    --------
Equity securities:
  Common stocks:
    Public utilities...........................      0.1     0.2         0.2
    Banks, trust and insurance companies.......      0.1     3.0         3.0
    Industrial, miscellaneous and all other....     44.8    67.1        67.1
  Nonredeemable preferred stocks...............     15.0    15.2        15.2
                                                -------- -------    --------
    Total equity securities....................     60.0    85.5        85.5
                                                -------- -------    --------
Mortgage loans on real estate..................    472.7  XXXXXX       472.7
Policy loans...................................    189.6  XXXXXX       189.6
Other long-term investments....................    207.0  XXXXXX       193.2
                                                -------- -------    --------
    Total investments.......................... $8,682.6  XXXXXX    $8,661.5
                                                ======== =======    ========

--------
(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

                                                                    Schedule II

                        ALLMERICA FINANCIAL CORPORATION
                 Condensed Financial Information of Registrant
                              Parent Company Only
             Statements of Income for the Years Ended December 31,

                                                         2000    1999    1998
                                                        ------  ------  ------
                                                           (In millions)
Revenues
  Net investment income...............................  $  3.6  $  5.3  $  7.1
  Net realized investment gains (losses)..............     2.6    (0.4)    1.7
                                                        ------  ------  ------
    Total revenues....................................     6.2     4.9     8.8
                                                        ------  ------  ------
Expenses
  Interest expense....................................    40.6    40.6    40.5
  Operating expenses..................................     2.7     2.3     2.5
                                                        ------  ------  ------
    Total expenses....................................    43.3    42.9    43.0
                                                        ------  ------  ------
Net loss before federal income taxes and equity in net
 income of unconsolidated subsidiaries................   (37.1)  (38.0)  (34.2)
Income tax benefit:
  Federal.............................................    13.2    14.2    12.4
  State...............................................     --      0.3     0.5
Equity in net income of unconsolidated subsidiaries...   223.8   319.3   222.5
                                                        ------  ------  ------
Net income............................................  $199.9  $295.8  $201.2
                                                        ======  ======  ======

  The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

                        ALLMERICA FINANCIAL CORPORATION
                 Condensed Financial Information of Registrant
                              Parent Company Only

                                Balance Sheets

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                              (In millions,
                                                              except share
                                                              and per share
                                                                  data)
Assets
  Cash and cash equivalents................................ $   26.6  $    5.6
  Investment in unconsolidated subsidiaries................  2,922.6   2,761.5
  Receivable from subsidiaries.............................     65.3      47.2
  Other assets.............................................      8.7       7.4
                                                            --------  --------
    Total assets........................................... $3,023.2  $2,821.7
                                                            ========  ========
Liabilities
  Expenses and taxes payable............................... $   35.6  $   14.8
  Interest and dividends payable...........................     13.6      13.3
  Short-term debt..........................................     56.1      44.6
  Long-term debt...........................................    508.8     508.8
                                                            --------  --------
    Total liabilities......................................    614.1     581.5
                                                            --------  --------
Shareholders' Equity
  Preferred stock, par value $0.01 per share, 20.0 million
   shares authorized, none issued..........................      --        --
  Common stock, par value $0.01 per share, 300.0 million
   shares authorized, 60.4 million shares issued at both
   December 31, 2000 and December 31, 1999.................      0.6       0.6
  Additional paid-in capital...............................  1,765.3   1,770.5
  Accumulated other comprehensive income...................     (5.2)    (75.3)
  Retained earnings........................................  1,068.7     882.2
  Treasury stock at cost (7.7 and 6.2 million shares)......   (420.3)   (337.8)
                                                            --------  --------
    Total shareholders' equity.............................  2,409.1   2,240.2
                                                            --------  --------
    Total liabilities and shareholders' equity............. $3,023.2  $2,821.7
                                                            ========  ========

  The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

                        ALLMERICA FINANCIAL CORPORATION
                 Condensed Financial Information of Registrant
                              Parent Company Only

           Statement of Cash Flows for the Years Ended December 31,

                                                      2000     1999     1998
                                                     -------  -------  -------
                                                          (In millions)
Cash flows from operating activities
 Net income......................................... $ 199.9  $ 295.8  $ 201.2
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Equity in undistributed income of subsidiaries....  (223.8)  (319.3)  (222.5)
  Net realized investment (gains) losses............    (2.6)     0.4     (1.7)
  Change in expenses and taxes payable..............    22.5     (2.8)    24.7
  Change in interest and dividends payable..........     0.3      0.3     (2.8)
  Change in receivable from subsidiaries............   (18.1)     3.3    (43.9)
  Other, net........................................    (1.5)     1.7      8.0
                                                     -------  -------  -------
Net cash used in operating activities...............   (23.3)   (20.6)   (37.0)
                                                     -------  -------  -------
Cash flows from investing activities
 Capital contributed to unconsolidated
  subsidiaries......................................   (16.9)   (54.1)   (95.7)
 Proceeds from disposals and maturities of
  available-for-sale fixed maturities...............    33.5     84.6    123.9
 Purchase of available-for-sale fixed maturities....     --     (41.4)     --
 Proceeds from sale of common stock of subsidiary...     --     247.6      --
                                                     -------  -------  -------
Net cash provided by investing activities...........    16.6    236.7     28.2
                                                     -------  -------  -------
Cash flow from financing activities
 Dividend received from unconsolidated
  subsidiaries......................................   109.8     39.5     50.0
 Net proceeds from issuance of commercial paper.....    11.5      3.5     41.1
 Net proceeds from issuance of common stock.........     0.6      1.1     11.4
 Treasury stock purchased at cost...................  (104.1)  (250.2)   (82.7)
 Treasury stock reissued at cost....................    23.3      6.2      --
 Dividends paid to shareholders.....................   (13.4)   (13.5)    (9.0)
                                                     -------  -------  -------
Net cash provided by (used in) financing
 activities.........................................    27.7   (213.4)    10.8
                                                     -------  -------  -------
Net change in cash and cash equivalents.............    21.0      2.7      2.0
Cash and cash equivalents at beginning of the
 period.............................................     5.6      2.9      0.9
                                                     -------  -------  -------
Cash and cash equivalents at end of the period...... $  26.6  $   5.6  $   2.9
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

                                                                    Schedule III

                        ALLMERICA FINANCIAL CORPORATION
                      Supplementary Insurance Information

                               December 31, 2000

                                 Future
                                 policy                                                      Amortization
                               benefits,             Other                        Benefits,       of
                    Deferred    losses,              policy                        claims,     deferred
                     policy    claims and          claims and             Net     losses and    policy      Other
                   acquisition    loss    Unearned  benefits  Premium  investment settlement acquisition  operating Premiums
                      costs     expenses  premiums  payable   revenue    income    expenses     costs     expenses  written
                   ----------- ---------- -------- ---------- -------- ---------- ---------- ------------ --------- --------
                                                                 (In millions)
Risk Management..   $  187.2    $3,017.5   $978.8   $   25.1  $2,066.7   $218.4    $1,563.0     $373.2     $184.9   $2,153.4
Asset
 Accumulation
Allmerica
 Financial
 Services........    1,409.8     2,764.9      2.8      418.5       2.2    230.0       222.6       81.1      242.3        --
Allmerica Asset
 Management......        0.2         --       --     1,636.5       --     138.1       103.7        0.2       23.0        --
Corporate........        --          --       --         --        --       6.3         --         --        82.3        --
Eliminations.....        --          --       --         --        --      (0.9)        --         --        (7.0)       --
                    --------    --------   ------   --------  --------   ------    --------     ------     ------   --------
 Total...........   $1,597.2    $5,782.4   $981.6   $2,080.1  $2,068.9   $591.9    $1,889.3     $454.5     $525.5   $2,153.4
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
                    ========    ========   ======   ========  ========   ======    ========     ======     ======   ========

                                                                     Schedule IV

                        ALLMERICA FINANCIAL CORPORATION
                                  Reinsurance

                                  December 31,

                                                  Assumed            Percentage
                                       Ceded to    from              of amount
                               Gross     other     other      Net    assumed to
                              amount   companies companies  amount      net
                             --------- --------- --------- --------- ----------
                                               (In millions)
2000
Life insurance in force..... $30,999.4 $19,329.9  $488.3   $12,157.8    4.02%
                             ========= =========  ======   =========   =====
Premiums:
  Life insurance............ $    13.9 $    10.7  $  0.7   $     3.9   17.95%
  Accident and health
   insurance................      29.8      29.6     --          0.2     --
  Property and casualty
   insurance................   2,297.8     299.8    66.8     2,064.8    3.24%
                             --------- ---------  ------   ---------
Total premiums.............. $ 2,341.5 $   340.1  $ 67.5   $ 2,068.9    3.26%
                             ========= =========  ======   =========   =====
1999
Life insurance in force..... $41,393.1 $21,251.5  $374.2   $20,515.8    1.82%
                             ========= =========  ======   =========   =====
Premiums:
  Life insurance............ $    21.3 $    18.6  $  0.7   $     3.4   20.59%
  Accident and health
   insurance................      32.2      31.4     --          0.8     --
  Property and casualty
   insurance................   2,135.0     261.7    73.0     1,946.3    3.75%
                             --------- ---------  ------   ---------
Total premiums.............. $ 2,188.5 $   311.7  $ 73.7   $ 1,950.5    3.78%
                             ========= =========  ======   =========   =====
1998
Life insurance in force..... $44,790.9 $23,886.9  $555.4   $21,459.4    2.59%
                             ========= =========  ======   =========   =====
Premiums:
  Life insurance............ $    15.8 $    13.3  $  0.7   $     3.2   21.88%
  Accident and health
   insurance................      35.6      34.5     --          1.1     --
  Property and casualty
   insurance................   1,967.9      66.1    64.5     1,966.3    3.28%
                             --------- ---------  ------   ---------
Total premiums.............. $ 2,019.3 $   113.9  $ 65.2   $ 1,970.6    3.31%
                             ========= =========  ======   =========   =====

                                                                      Schedule V

                        ALLMERICA FINANCIAL CORPORATION
                       Valuation and Qualifying Accounts

                                  December 31,

                                            Additions
                                      ---------------------
                                                            Deductions
                          Balance at  Charged to Charged to    from    Balance at
                         beginning of costs and    other    allowance    end of
                            period     expense    accounts   account     period
                         ------------ ---------- ---------- ---------- ----------
                                              (In millions)
2000
Mortgage loans..........    $ 5.8       $(1.3)      $--        $0.1      $ 4.4
Allowance for doubtful
 accounts...............      5.8         8.4        --         7.3        6.9
                            -----       -----       ----       ----      -----
                            $11.6       $ 7.1       $--        $7.4      $11.3
                            =====       =====       ====       ====      =====
1999
Mortgage loans..........    $11.5       $(2.4)      $--        $3.3      $ 5.8
Allowance for doubtful
 accounts...............      5.4         5.6        --         5.2        5.8
                            -----       -----       ----       ----      -----
                            $16.9       $ 3.2       $--        $8.5      $11.6
                            =====       =====       ====       ====      =====
1998
Mortgage loans..........    $20.7       $(6.8)      $--        $2.4      $11.5
Allowance for doubtful
 accounts...............      6.1         4.4        --         5.1        5.4
                            -----       -----       ----       ----      -----
                            $26.8       $(2.4)      $--        $7.5      $16.9
                            =====       =====       ====       ====      =====

                                                                    Schedule VI

                        ALLMERICA FINANCIAL CORPORATION
Supplemental Information Concerning Property and Casualty Insurance Operations

                       For the Years Ended December 31,

                                      Reserves   Discount,
                                         for      if any,
                          Deferred   losses and  deducted
                           policy       loss       from                  Net       Net
    Affiliation with     acquisition adjustment  previous   Unearned   premiums investment
       Registrant           costs    expenses(2) column(1) premiums(2)  earned    income
    ----------------     ----------- ----------- --------- ----------- -------- ----------
                                                   (In millions)
Consolidated Property
 and Casualty
 Subsidiaries
  2000..................   $183.9     $2,719.1     $--       $975.9    $2,064.8   $217.9
                           ======     ========     ====      ======    ========   ======
  1999..................   $167.3     $2,618.7     $--       $883.3    $1,946.3   $220.5
                           ======     ========     ====      ======    ========   ======
  1998..................   $164.9     $2,597.3     $--       $834.9    $1,966.3   $228.9
                           ======     ========     ====      ======    ========   ======

                                              Amortization
                         Losses and loss      of deferred  Paid losses
                       adjustment expenses       policy     and loss     Net
                     ------------------------ acquisition  adjustment  premiums
                     Current Year Prior Years   expenses    expenses   written
                     ------------ ----------- ------------ ----------- --------
  2000..............   $1,634.9     $ (87.4)     $373.2     $1,574.0   $2,151.6
                       ========     =======      ======     ========   ========
  1999..............   $1,601.4     $(183.4)     $370.6     $1,499.1   $1,975.4
                       ========     =======      ======     ========   ========
  1998..............   $1,609.0     $(127.2)     $379.7     $1,514.9   $1,955.1
                       ========     =======      ======     ========   ========

--------
(1) The Company does not employ any discounting techniques.
(2) Reserves for losses and loss adjustment expenses are shown gross of $816.9 million, $694.2 million and $591.7 million of reinsurance recoverable on unpaid losses in 2000, 1999 and 1998, respectively. Unearned premiums are shown gross of prepaid premiums of $63.2 million, $57.4 million and $37.9 million in 2000, 1999 and 1998, respectively.