Form 10-Q
period 2001-03-31
ALLMERICA FINANCIAL CORP
filed 2001-05-15
CIK 944695

FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
(Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:   March 31, 2001

                                     OR

  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
            For the transition period from: _________ to _________
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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 52,755,523 shares of common stock outstanding, as of May 1, 2001.

                                     31
                   Total Number of Pages Included in This Document

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Statements of Income                             3
        Consolidated Balance Sheets                                   4
        Consolidated Statements of Shareholders' Equity               5
        Consolidated Statements of Comprehensive Income               6
        Consolidated Statements of Cash Flows                         7
        Notes to Interim Consolidated Financial Statements         8-17


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations             18-29


PART II.   OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                             30


SIGNATURES                                                           31

                      PART I - FINANCIAL INFORMATION
                      ITEM 1 - FINANCIAL STATEMENTS

                     ALLMERICA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME


                                                     (Unaudited)
                                                 Three Months Ended
                                                       March 31,
(In millions, except per share data)               2001        2000
REVENUES
  Premiums                                       $ 563.5      $ 523.5
  Universal life and investment
    product policy fees                            100.4        102.5
  Net investment income                            165.8        155.5
  Net realized investment losses                   (17.4)       (47.1)
  Other income                                      36.1         34.5
                                                 -------      -------
    Total revenues                                 848.4        768.9
                                                 -------      -------

BENEFITS, LOSSES AND EXPENSES
  Policy benefits, claims, losses
    and loss adjustment expenses                   556.7        489.2
  Policy acquisition expenses                      116.1        117.7
  Other operating expenses                         138.8        120.3
                                                 -------      -------
    Total benefits, losses and expenses            811.6        727.2
                                                 -------      -------
  Income before federal income taxes                36.8         41.7
                                                 -------      -------
  Federal income tax (benefit) expense
    Current                                         (5.4)        (6.7)
    Deferred                                        11.8         14.2
                                                 -------      -------
     Total federal income tax expense                6.4          7.5
                                                 -------      -------
  Income before minority interest and
    cumulative effect of change in
    accounting principle                            30.4         34.2

  Minority interest:
    Distributions on mandatorily redeemable
      preferred securities of a subsidiary
      trust holding solely junior subordinated
      debentures of the Company                     (4.0)        (4.0)
                                                 -------      -------
  Income before cumulative effect of change in
    in accounting principle                         26.4         30.2
  Cumulative effect of change in accounting
    principle (less applicable income tax
    benefit of $1.7 for the quarter ended
    March 31, 2001)                                 (3.2)         -
                                                 -------      -------
  Net income                                     $  23.2      $  30.2
                                                 =======      =======

PER SHARE DATA
  Basic
    Income before cumulative effect of change
      in accounting principle                    $  0.50      $  0.56
    Cumulative effect of change in
      accounting principle (less applicable
      income tax benefit of $0.03 for the
      quarter ended March 31, 2001)                (0.06)         -
                                                 -------      -------
    Net income                                   $  0.44      $  0.56
                                                 =======      =======
    Weighted average shares outstanding             52.6         53.9
                                                 =======      =======

  Diluted
    Income before cumulative effect of change
      in accounting principle                    $  0.50      $  0.56
    Cumulative effect of change in
      accounting principle (less applicable
      income tax benefit of $0.03 for the
      quarter ended March 31, 2001)                (0.06)         -
                                                 -------      -------
    Net income                                   $  0.44      $  0.56
                                                 =======      =======
    Weighted average shares outstanding             53.1         54.3
                                                 =======      =======

         The accompanying notes are an integral part of these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
                                                March 31,     December 31,
                                                  2001           2000
(In millions, except per share data)
ASSETS
  Investments:
    Fixed maturities-at fair value
      (amortized cost of $8,287.1 and
      $8,153.7)                               $  8,428.5      $  8,118.0
    Equity securities-at fair value
      (cost of $69.5 and $60.0)                     92.9            85.5
    Mortgage loans                                 600.5           617.6
    Policy loans                                   382.8           381.3
    Other long-term investments                    172.1           193.2
                                                --------        --------
      Total investments                          9,676.8         9,395.6
                                                --------        --------
  Cash and cash equivalents                        823.4           281.1
  Accrued investment income                        155.4           155.4
  Premiums, accounts and notes receivable, net     612.9           618.1
  Reinsurance receivable on paid and unpaid
    losses, benefits and unearned premiums       1,415.6         1,423.8
  Deferred policy acquisition costs              1,612.0         1,608.2
  Deferred federal income taxes                     52.0           103.8
  Other assets                                     613.9           564.6
  Separate account assets                       15,594.4        17,437.4
                                                --------        --------
    Total assets                              $ 30,556.4      $ 31,588.0
                                                ========        ========

LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits                    $  3,690.3      $  3,617.4
    Outstanding claims, losses and loss
      adjustment expenses                        2,854.2         2,880.9
    Unearned premiums                            1,005.4           981.6
    Contractholder deposit funds and other
      policy liabilities                         2,115.4         2,193.1
                                                --------        --------
        Total policy liabilities and accruals    9,665.3         9,673.0
                                                --------        --------
  Expenses and taxes payable                       791.1           768.6
  Reinsurance premiums payable                     101.0           122.3
  Trust instruments supported by funding
    obligations                                  1,338.0           621.5
  Short-term debt                                   64.6            56.6
  Long-term debt                                   199.5           199.5
  Separate account liabilities                  15,594.4        17,437.4
                                                --------        --------
    Total liabilities                           27,753.9        28,878.9
                                                --------        --------

  Minority interest:
    Mandatorily redeemable preferred
      securities of a subsidiary trust
      holding solely junior subordinated
      debentures of the Company                    300.0           300.0
                                                --------        --------

  Commitments and contingencies  (Note 12)

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 20.0
    million shares authorized, none issued           -               -
  Common stock, $0.01 par value, 300.0
    million shares authorized, 60.4 million
    shares issued                                    0.6             0.6
  Additional paid-in capital                     1,761.1         1,765.3
  Accumulated other comprehensive income            63.8            (5.2)
  Retained earnings                              1,091.9         1,068.7
  Treasury stock at cost (7.6 million and
    7.7 million shares)                           (414.9)         (420.3)
                                                --------        --------
      Total shareholders' equity                 2,502.5         2,409.1
                                                --------        --------
        Total liabilities and shareholders'
          equity                              $ 30,556.4      $ 31,588.0
                                                ========        ========


        The accompanying notes are an integral part of these consolidated financial statements.

                       ALLMERICA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                    (Unaudited)
                                                 Three Months Ended
                                                      March 31,
(In millions)                                      2001         2000
PREFERRED STOCK
  Balance at beginning and end of period        $     -      $     -
                                                  -------      -------

COMMON STOCK
  Balance at beginning and end of period              0.6          0.6
                                                  -------      -------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period                  1,765.3      1,770.5
    Unearned compensation related to
      restricted stock and other                     (4.2)        (9.0)
                                                  -------      -------
  Balance at end of period                        1,761.1      1,761.5
                                                  -------      -------

ACCUMULATED OTHER COMPREHENSIVE INCOME
  NET UNREALIZED APPRECIATION (DEPRECIATION)
    ON INVESTMENTS
      Balance at beginning of period                 (5.2)       (75.3)
        Net appreciation on available-for-sale
          securities and derivative instruments     106.1         39.9
        Provision for deferred federal income
          taxes                                     (37.1)       (14.0)
                                                  -------      -------
            Other comprehensive income               69.0         25.9
                                                  -------      -------
      Balance at end of period                       63.8        (49.4)
                                                  -------      -------

RETAINED EARNINGS
  Balance at beginning of period                  1,068.7        882.2
    Net income                                       23.2         30.2
                                                  -------      -------
  Balance at end of period                        1,091.9        912.4
                                                  -------      -------

TREASURY STOCK
  Balance at beginning of period                   (420.3)      (337.8)
    Shares purchased at cost                          -          (30.5)
    Shares reissued at cost                           5.4         10.9
                                                  -------      -------
  Balance at end of period                         (414.9)      (357.4)
                                                  -------      -------

      Total shareholders' equity                $ 2,502.5    $ 2,267.7
                                                  =======      =======


       The accompanying notes are an integral part of these consolidated financial statements.

                       ALLMERICA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                       (Unaudited)
                                                   Three Months Ended
                                                        March 31,
(In millions)                                      2001         2000

Net income                                       $  23.2       $  30.2

Other comprehensive income:
  Available-for-sale securities:
    Net appreciation during the period             115.0          39.9
    Provision for deferred federal income taxes    (40.2)        (14.0)
                                                  ------        ------
  Total available-for-sale securities               74.8          25.9
                                                  ------        ------

  Derivative instruments:
    Net depreciation during the period              (8.9)          -
    Benefit for deferred federal income taxes        3.1           -
                                                  ------        ------
  Total derivative instruments                      (5.8)          -
                                                  ------        ------
Other comprehensive income                          69.0          25.9
                                                  ------        ------

Comprehensive income                             $  92.2       $  56.1
                                                  ======        ======


      The accompanying notes are an integral part of these consolidated financial statements.

                       ALLMERICA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       (Unaudited)
                                                   Three Months Ended
                                                        March 31,
(In millions)                                       2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $    23.2     $    30.2
  Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Net realized losses                                17.4          47.1
  Net amortization and depreciation                   3.6           7.7
  Deferred federal income taxes                      11.8          14.2
  Change in deferred acquisition costs              (17.9)        (53.1)
  Change in premiums and notes receivable,
    net of reinsurance payable                      (16.0)        (27.3)
  Change in accrued investment income                 -             7.5
  Change in policy liabilities and
    accruals, net                                   167.7        (117.4)
  Change in reinsurance receivable                    8.2           3.1
  Change in expenses and taxes payable              (81.7)        (27.7)
  Separate account activity, net                      0.1          (0.1)
  Other, net                                        (23.5)         14.8
                                                  -------       -------
    Net cash provided by (used in)
      operating activities                           92.9        (101.0)
                                                  -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposals and maturities of
   available-for-sale fixed maturities              356.2         867.6
  Proceeds from disposals of equity securities        0.1           8.8
  Proceeds from disposals of other investments       24.1           4.8
  Proceeds from mortgages matured or collected       16.3          24.6
  Purchase of available-for-sale fixed
    maturities                                     (474.2)     (1,167.5)
  Purchase of equity securities                      (9.5)         (0.1)
  Purchase of other investments                      (6.5)        (18.0)
  Capital expenditures                               (3.3)         (2.4)
                                                  -------       -------
    Net cash used in investing activities           (96.8)       (282.2)
                                                  -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits and interest credited to
    contractholder deposit funds                     47.2         602.2
  Withdrawals from contractholder deposit
    funds                                          (227.9)       (391.9)
  Deposits to trust instruments supported by
    funding obligations                             728.8          27.3
  Withdrawals from trust instruments supported by
    funding obligations                             (12.3)          -
  Change in short-term debt                           8.0           3.1
  Treasury stock purchased at cost                    -           (30.5)
  Treasury stock reissued at cost                     2.4          10.9
                                                  -------       -------
    Net cash provided by financing activities       546.2         221.1
                                                  -------       -------

Net change in cash and cash equivalents             542.3        (162.1)
Cash and cash equivalents, beginning of period      281.1         464.8
                                                  -------       -------
Cash and cash equivalents, end of period        $   823.4     $   302.7
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

The interim consolidated financial statements of AFC include the accounts of First Allmerica Financial Life Insurance Company ("FAFLIC"); Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"); The Hanover Insurance Company ("Hanover"); Citizens Insurance Company of America ("Citizens"), and other insurance and non-insurance subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2000 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In December 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-3, "Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and For Certain Long-Duration Participating Contracts" ("SoP No. 00-3"). SoP No. 00-3 requires that closed block assets, liabilities, revenues and expenses be displayed together with all other assets, liabilities, revenues and expenses of the insurance enterprise based on the nature of the particular item, with appropriate disclosures relating to the closed block. In addition, the SoP provides guidance on the accounting for participating contracts issued before and after the date of demutualization, recording of closed block earnings and related policyholder dividend liabilities, and the accounting treatment for expenses and equity balances at the date of demutualization. This statement became effective for fiscal years beginning after December 15, 2000. The adoption of SoP No. 00-3 did not have a material impact on the Company's financial position or results of operations. Certain prior year amounts have been reclassified to conform to the required presentation in the current year.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which establishes accounting and reporting standards for derivative instruments. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instruments will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. To the extent any hedges are determined to be ineffective, all or a portion of the change in value of the derivative will be recognized currently in earnings. This statement became effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 on January 1, 2001. In accordance with the transition provisions of the statement, the Company recorded a $3.2 million charge, net-of-taxes, in earnings to recognize all derivative instruments at their fair values. This adjustment represents net losses that were previously deferred in other comprehensive income on derivative instruments that do not qualify for hedge accounting. The Company recorded an offsetting gain in other comprehensive income of $3.3 million, net-of-tax, to recognize these derivative instruments.

3. Summary of New Significant Accounting Policies

Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (3) a foreign-currency fair value or cash flow hedge ("foreign currency" hedge); or (4) "held for trading". Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign currency hedges are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. Lastly, changes in the fair value of derivative trading instruments are reported in current period earnings.

The Company may hold financial instruments that contain "embedded" derivative instruments. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument, or host contract, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and
(2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair-value, cash-flow, or foreign currency hedge, or as a trading derivative instrument.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, including forecasted transactions; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is no longer designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

4. Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters ("AGU") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During the third quarter of 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. The Company also recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to a measurement date of June 30, 1999, approximately $20.1 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver and received consideration of approximately $26 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $132.9 million at March 31, 2001 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At March 31, 2001 and 2000, the discontinued segment had assets of approximately $448.7 million and $560.9 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $432.7 million and $501.8 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $9.0 million and $77.7 million for the quarters ended March 31, 2001 and 2000, respectively.

5. Significant Transactions

As of March 31, 2001, the Company has repurchased approximately $436.3 million, or approximately 7.9 million shares, of its common stock under programs authorized by the Board of Directors (the "Board"). As of March 31, 2001, the Board had authorized total stock repurchases of $500.0 million, leaving approximately $63.7 million available to the Company for future repurchases.

During the second quarter of 2000, the Company adopted a formal company-wide restructuring plan. This plan is the result of a corporate initiative that began in the fall of 1999, intended to reduce expenses and enhance revenues. This plan consists of various initiatives including a series of internal reorganizations, consolidations in home office operations, consolidations in field offices, changes in distribution channels and product changes. As a result of the Company's restructuring plan, it recognized a pre-tax charge of $21.4 million during 2000. Approximately $5.7 million of this charge relates to severance and other employee related costs resulting from the elimination of approximately 360 positions, of which 222 employees have been terminated as of March 31, 2001. All levels of employees, from staff to senior management, were affected by the restructuring. In addition, approximately $15.7 million of this charge relates to other restructuring costs, consisting of one-time project costs, lease cancellations and the present value of idle leased space. As of March 31, 2001, the Company has made payments of approximately $19.5 million related to this restructuring plan, of which approximately $5.0 million relates to severance and other employee related costs.

6. Derivative Instruments

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate or foreign currency volatility. The operations of the Company are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are paid, withdrawn, mature or re-price in specified periods. The principal objective of the Company's asset/liability management activities is to provide maximum levels of net investment income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. The Company has developed an asset/liability management approach tailored to specific insurance or investment product objectives. The investment assets of the Company are managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, management develops investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and its exposure to individual markets, borrowers, industries, and sectors.

The Company uses derivative financial instruments, primarily interest rate swaps and futures contracts, with indices that correlate to balance sheet instruments to modify its indicated net interest sensitivity to levels deemed to be appropriate. Specifically, for floating rate funding agreements that are matched with fixed rate securities, the Company manages the risk of cash flow variability by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. Under interest rate swap contracts, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. Additionally, the Company uses exchange traded financial futures contracts to hedge against interest rate risk on anticipated guaranteed investment contract ("GIC") sales and other funding agreements, as well as the reinvestment of fixed maturities. The Company is exposed to interest rate risk from the time of sale of the GIC until the receipt of the deposit and purchase of the underlying asset to back the liability. Similarly, the Company is exposed to interest rate risk on fixed maturities reinvestments from the time of maturity until the purchase of new fixed maturities. The Company only trades futures contracts with nationally recognized brokers, which the Company believes have adequate capital to ensure that there is minimal danger of default.

As a result of the Company's issuance of trust instruments supported by funding obligations denominated in foreign currencies, as well as the Company's investment in securities denominated in foreign currencies, the Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Swiss Franc, Japanese Yen, British Pound and Euro. From time to time, the Company may also have exposure to other foreign currencies. To mitigate the short-term effect of changes in currency exchange rates, the Company regularly hedges by entering into foreign exchange swap contracts to hedge its net foreign currency exposure. Additionally, the Company enters into compound currency/interest rate swap contracts to hedge foreign currency and interest rate exposure on specific trust instruments supported by funding obligations. Under these swap contracts, the Company agrees to exchange interest and principal related to foreign fixed income securities and trust obligations payable in foreign currencies, at current exchange rates, for the equivalent payment in U.S. dollars translated at a specific currency exchange rate.

By using derivative instruments, the Company is exposed to credit risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain (including any accrued receivable) in a derivative. The Company regularly assesses the financial strength of its counterparties and generally enters into forward or swap agreements with counterparties rated "A" or better by nationally recognized rating agencies. Depending on the nature of the derivative transaction, bilateral collateral arrangements may be required.

The Company's derivative activities are monitored by management, who review portfolio activities and risk levels. Management also oversees all derivative transactions to ensure that the types of transactions entered into and the results obtained from those transactions are consistent with the Company's risk management strategy and with Company policies and procedures.

Fair Value Hedges

The Company enters into compound foreign currency/interest rate swaps to convert its foreign denominated fixed rate trust instruments supported by funding obligations to US dollar floating rate instruments. For the period ended March 31, 2001, the Company recognized a net gain of $0.6 million (reported as other income in the Consolidated Statements of Income), which represented the ineffective portion of all fair value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Cash Flow Hedges

The Company enters into various types of interest rate swap contracts to
hedge exposure to interest rate fluctuations.   Specifically, for floating
rate funding agreement liabilities that are matched with fixed rate securities, the Company manages the risk of cash flow variability by hedging with interest rate swap contracts. Under these swap contracts, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. The Company also purchases long futures contracts and sells short futures contracts on margin to hedge against interest rate fluctuations associated with the sale of GICs and other funding agreements, as well as the reinvestment of fixed maturities. The Company is exposed to interest rate risk from the time of sale of the GIC until the receipt of the deposit and purchase of the underlying asset to back the liability. Similarly, the Company is exposed to interest rate risk on reinvestments of fixed maturities from the time of maturity until the purchase of new fixed maturities. The Company uses US Treasury Note Futures to hedge this risk.

The Company also enters into foreign currency swap contracts to hedge foreign currency exposure on specific fixed income securities, as well as compound foreign currency/interest rate swap contracts to hedge foreign currency and interest rate exposure on specific trust instruments supported by funding obligations. Under these swap contracts, the Company agrees to exchange interest and principal related to foreign fixed maturities and trust obligations payable in foreign currencies, at current exchange rates, for the equivalent payment in U.S. dollars translated at a specific currency exchange rate.

For the period ended March 31, 2001, the Company recognized a net gain of $1.9 million, (reported as other income in the Consolidated Statements of Income), which represented the total ineffectiveness of all cash flow hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of March 31, 2001, $68.0 million of the deferred net losses on derivative instruments accumulated in other comprehensive income could be recognized in earnings during the next twelve months depending on the forward interest rate and currency rate environment. Transactions and events that (1) are expected to occur over the next twelve months and (2) will necessitate reclassifying to earnings these derivatives gains (losses) include (a) the re-pricing of variable rate trust instruments supported by funding obligations, (b) the interest payments (receipts) on foreign denominated trust instruments supported by funding obligations and foreign securities,
(c) the anticipated sale of GICs and other funding agreements, and (d) the anticipated reinvestment of fixed maturities. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

Trading Activities

The Company enters into insurance portfolio-linked and credit default swap contracts for investment purposes. Under the insurance portfolio-linked swap contracts, the Company agrees to exchange cash flows according to the performance of a specified underwriter's portfolio of insurance business.
As with interest rate swap contracts, the primary risk associated with insurance portfolio-linked swap contracts is the inability of the counterparty to meet its obligation. Under the terms of the credit default swap contracts, the Company assumes the default risk of a specific high credit quality issuer in exchange for a stated annual premium. In the case of default, the Company will pay the counterparty par value for a pre-determined security of the issuer. The primary risk associated with these transactions is the default risk of the underlying companies. The Company regularly assesses the financial strength of its counterparties and the underlying companies in default swap contracts, and generally enters into forward or swap agreements with companies rated "A" or better by nationally recognized rating agencies. Because the underlying principal of swap contracts is not exchanged, the Company's maximum exposure to counterparty credit risk is the difference in payments exchanged, which at March 31, 2001, wwas not material to the Company. The Company does not require collateral or other security to support financial instruments with credit risk. These products are not linked to specific assets and liabilities on the balance sheet or to a forecasted transaction, and therefore do not qualify for hedge accounting.

The swap contracts are marked to market with any gain or loss recognized currently. The fair values of swap contracts outstanding were $(0.3) million at March 31, 2001 and December 31, 2000. The net amount receivable or payable under insurance portfolio-linked swap contracts is recognized when the contracts are marked to market. The net increase (decrease) in realized investment gains related to these contracts was $0.1 million, $(0.7) million and $(0.2) million for the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, respectively.

The stated annual premium under credit default swap contracts is recognized currently in net investment income. There was no net increase to investment income related to credit default swap contracts for the three months ended March 31, 2001; however, there was a net increase of $0.2 million and $0.4 million for the years ended December 31, 2000 and 1999, respectively.

7. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2001 and 2000, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

8. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:


                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31,
(In millions)                                          2001          2000
Unrealized gains (losses) on available-for-sale
  securities:
  Unrealized holding gains (losses) arising
    during period (net of income taxes of $37.4
    million and $1.0 million in 2001 and 2000,
    respectively)                                     $   63.8     $  (11.2)
  Less:  reclassification adjustment for losses
    included in net income (net of income tax
    benefit of $2.8 million and $13.0 million in
    2001 and 2000, respectively)                         (11.0)       (37.1)
                                                       -------      -------
Total available-for-sale securities                       74.8         25.9
                                                       -------      -------

Unrealized losses on derivative instruments:
  Unrealized holding losses arising during period
    (net of income tax benefit of $4.2 million in
    2001)                                                 (7.5)         -
  Less:  reclassification adjustment for losses
    included in net income (net of income tax
    benefit of $1.1 million in 2001)                      (1.7)         -
                                                       -------      -------
Total derivative instruments                              (5.8)         -
                                                       -------      -------

Other comprehensive income                            $   69.0     $   25.9
                                                       =======      =======

9. Closed Block

Included in the Consolidated Statements of Income in the first three months of 2001 and 2000 is a net pre-tax contribution from the Closed Block of $5.3 million and $3.2 million, respectively. Summarized financial information of the Closed Block is as follows:


                                                   (Unaudited)
                                                     March 31,   December 31,
(In millions)                                          2001         2000
ASSETS
  Fixed maturities-at fair value (amortized
    cost of $406.7 and $400.3)                     $  411.7       $  397.5
  Mortgage loans                                      143.9          144.9
  Policy loans                                        189.7          191.7
  Cash and cash equivalents                             0.6            1.9
  Accrued investment income                            14.9           14.6
  Deferred policy acquisition costs                    10.6           11.0
  Other assets                                          3.1            6.4
                                                    -------        -------
    Total assets                                   $  774.5       $  768.0
                                                    =======        =======
LIABILITIES
  Policy liabilities and accruals                  $  816.4       $  808.9
  Policyholder dividends                                8.0           20.0
  Other liabilities                                     3.8            0.8
                                                    -------        -------
    Total liabilities                              $  828.2       $  829.7
                                                    =======        =======



                                                          (Unaudited)
                                                          Three Months
                                                             Ended
                                                            March 31,
(In millions)                                          2001           2000
REVENUES
  Premiums                                         $   25.1       $   26.0
  Net investment income                                14.0           13.2
  Net realized investment losses                        -             (0.3)
                                                    -------        -------
    Total revenues                                     39.1           38.9
                                                    -------        -------
BENEFITS AND EXPENSES
  Policy benefits                                      33.5           34.8
  Policy acquisition expenses                           -              0.6
  Other operating expenses                              0.3            0.3
                                                    -------        -------
    Total benefits and expenses                        33.8           35.7
                                                    -------        -------

      Contribution from the Closed Block           $    5.3       $    3.2
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

10. Segment Information

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

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products, as well as group retirement products, such as defined benefit and 401(k) plans and tax-sheltered annuities. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in GICs, such as short-term and long-term funding agreements. Short-term funding agreements are investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. Long-term funding agreements are investment contracts issued to various businesses or charitable trusts, which are used to support debt issued by the trust to foreign and domestic institutional buyers, such as banks, insurance companies, and pension plans. These funding agreements have long maturities and may be issued with a fixed or variable interest rate based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients.

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

Summarized below is financial information with respect to business segments:


                                                         (Unaudited)
                                                     Three Months Ended
                                                          March 31,
(In millions)                                         2001         2000
Segment revenues:
  Risk Management                                   $  601.3     $  557.5
  Asset Accumulation:
    Allmerica Financial Services                       223.2        229.3
    Allmerica Asset Management                          39.7         29.3
                                                     -------      -------
      Subtotal                                         262.9        258.6
                                                     -------      -------
  Corporate                                              1.0          1.0
  Intersegment revenues                                 (1.9)        (1.1)
                                                     -------      -------
    Total segment revenues                             863.3        816.0
Adjustments to segment revenues:
  Net realized losses                                  (17.4)       (47.1)
  Gains on derivatives                                   2.5          -
                                                     -------      -------
    Total revenues                                  $  848.4     $  768.9
                                                     =======      =======
Segment income (loss) before federal income
  taxes, minority interest, and cumulative
  effect of change in accounting principle:
  Risk Management                                   $   16.2     $   43.1
  Asset Accumulation:
    Allmerica Financial Services                        44.3         54.4
    Allmerica Asset Management                           6.0          5.1
                                                     -------      -------
      Subtotal                                          50.3         59.5
                                                     -------      -------
  Corporate                                            (16.2)       (14.5)
                                                     -------      -------
    Segment income before federal income
      taxes and minority interest                       50.3         88.1
Adjustments to segment income:
  Net realized investment losses, net of
    amortization                                       (16.0)       (46.4)
  Gains on derivatives                                   2.5          -
                                                     -------      -------
    Income before federal income taxes,
      minority interest and cumulative effect
      of change in accounting principle             $   36.8     $   41.7
                                                     =======      =======



                         Identifiable Assets      Deferred Acquisition Costs
                       (Unaudited)                 (Unaudited)
                        March 31,   December 31,     March 31,   December 31,
(In millions)             2001          2000           2001          2000
Risk Management         $  6,124.3  $  6,186.6       $   191.4   $   187.2
                         ---------   ---------        --------    --------
Asset Accumulation:
  Allmerica Financial
    Services              21,465.2    23,082.5         1,420.5     1,420.8
  Allmerica Asset
    Management             2,893.6     2,238.4             0.1         0.2
                         ---------   ---------        --------    --------
    Subtotal              24,358.8    25,320.9         1,420.6     1,421.0
Corporate                     73.3        80.5             -           -
                         ---------   ---------        --------    --------
Total                   $ 30,556.4  $ 31,588.0       $ 1,612.0   $ 1,608.2
                         =========   =========        ========    ========


11. Earnings Per Share

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:


                                                           (Unaudited)
                                                          Quarter Ended
                                                             March 31,
(In millions, except per share data)                    2001         2000

Basic shares used in the calculation of
  earnings per share                                    52.6         53.9
Dilutive effect of securities:
    Employee stock options                               0.4          0.2
    Non-vested stock grants                              0.1          0.2
                                                       -----        -----
Diluted shares used in the calculation
  of earnings per share                                 53.1         54.3
                                                       =====        =====

Per share effect of dilutive securities on
  income from continuing operations before
  cumulative effect of change in accounting
  principle                                           $  -         $  -
                                                       =====        =====
Per share effect of dilutive securities on
  net income                                          $  -         $  -
                                                       =====        =====


12. Commitments and Contingencies

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

                                     PART I
                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the interim consolidated results of operations and financial condition of the Company should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere herein and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2000 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of First Allmerica Financial Life Insurance Company ("FAFLIC"); Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"); The Hanover Insurance Company ("Hanover"); Citizens Insurance Company of America ("Citizens"); and certain other insurance and non-insurance subsidiaries.


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

The Company's consolidated net income for the first quarter decreased $7.0 million, or 23.2%, to $23.2 million, compared to $30.2 million for the same period in 2000. The reduction in net income resulted primarily from a decrease in adjusted net income of $29.2 million during the first quarter of 2001, partially offset by a $23.8 million decline in net realized investment losses.

The following table reflects adjusted net income and a reconciliation to consolidated net income. Adjusted net income consists of segment income
(loss), federal income taxes on segment income and minority interest on preferred dividends.


                                                         (Unaudited)
                                                     Three Months Ended
                                                          March 31,
(In millions)                                          2001      2000

Segment income (loss) before federal
  income taxes and minority interest:
    Risk Management                                   $  16.2   $  43.1
                                                       ------    ------
    Asset Accumulation:
      Allmerica Financial Services                       44.3      54.4
      Allmerica Asset Management                          6.0       5.1
                                                       ------    ------
      Subtotal                                           50.3      59.5
    Corporate                                           (16.2)    (14.5)
                                                       ------    ------
     Segment income before federal income
       taxes and minority interest                       50.3      88.1

    Federal income taxes on segment income               (9.1)    (17.7)
    Minority interest on preferred dividends             (4.0)     (4.0)
                                                       ------    ------
Adjusted net income                                      37.2      66.4

Adjustments (net of taxes and amortization,
  as applicable):
    Net realized investment losses                      (12.4)    (36.2)
    Gains on derivatives                                  1.6       -
                                                       ------    ------
Income before cumulative effect of change in
  accounting principle:                                  26.4      30.2
  Cumulative effect of change in accounting
    principle, net of applicable taxes                   (3.2)      -
                                                       ------    ------
Net income                                            $  23.2   $  30.2
                                                       ======    ======


The Company's segment income before taxes and minority interest decreased $37.8 million, or 42.9%, to $50.3 million in the first quarter of 2001. This decrease is attributable to $26.9 million and $10.1 million of lower income from the Risk Management and Allmerica Financial Services segments, respectively. The decrease in the Risk Management segment was primarily attributable to decreased favorable reserve development of $63.1 million, partially offset by the impact of increased premiums of approximately $22 million due to rate changes and decreased catastrophe losses of $8.4 million. Allmerica Financial Services' segment income decreased $10.1 million, principally due to increased operating expenses and lower asset-based fee income resulting primarily from a decrease in market value of assets under management in the variable product lines. These items were partially offset by an increase in the Allmerica Asset Management segment income of $0.9 million, principally due to increased earnings from GICs.

The effective tax rate for segment income was 18.2% for the first quarter of 2001 compared to 20.1% for the first quarter of 2000. The decrease in the tax rate was primarily due to lower underwriting income, to an increase in the proportion of tax-exempt investment income to pre-tax income and to an increase in the dividends received deduction associated with the Company's variable products.

Net realized losses on investments, after taxes, were $12.4 million in the first quarter of 2001, resulting primarily from impairments of fixed maturities. Management expects that there likely will be additional impairments on fixed maturities in future periods that will have a negative impact on results. During the first quarter of 2000, net realized losses on investments after taxes of $36.2 million resulted primarily from losses on sales of fixed maturities. These losses relate principally to sales of $437.8 million of fixed income securities in the Risk Management segment in order to reinvest the proceeds in higher yielding securities.

During the first quarter of 2001, the Company recognized a $3.2 million loss, net of taxes, upon adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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


Risk Management

The following table summarizes the results of operations for the Risk Management segment:

                                                        (Unaudited)
                                                     Three Months Ended
                                                          March 31,
(In millions)                                          2001         2000
Segment revenues
  Net premiums written                              $  566.7      $  527.6
                                                     =======       =======
  Net premiums earned                               $  538.0      $  497.0
  Net investment income                                 56.8          55.2
  Other income                                           6.5           5.3
                                                     -------       -------
    Total segment revenues                             601.3         557.5

Losses and operating expenses
  Losses and LAE (1)                                   437.9         375.7
  Policy acquisition expenses                           96.4          92.1
  Other operating expenses                              50.8          46.6
                                                     -------       -------
    Total losses and operating expenses                585.1         514.4
                                                     -------       -------
Segment income                                      $   16.2      $   43.1
                                                     =======       =======

(1) Includes policyholders' dividends of $2.1 million and $2.7 million for the quarters ended March 31, 2001 and 2000, respectively.


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

Risk Management's segment income decreased $26.9 million to $16.2 million in the first quarter of 2001. The decline in segment income is primarily attributable to increased losses and loss adjustment expenses ("LAE") resulting from a $63.1 million decrease in favorable development on prior years' reserves, from $43.7 million of favorable development in the first quarter of 2000 to $19.4 million of adverse development for the same period in 2001. The decrease in favorable development is related about equally to an increase in commercial lines loss costs, and to the Company's having captured, in 1999 and 2000, the accumulated benefits of its claim redesign efforts. These efforts resulted in reduced reserves related to prior accident years, primarily in the personal automobile line in the Northeast, and lower claim settlement costs. Favorable development also decreased due to approximately $15 million of adverse development, in 2001, related to fourth quarter 2000 non-catastrophe weather related claims in the Midwest. In addition, the frequency of non-catastrophe weather related losses increased $9.0 million in the first quarter of 2001 from the same period in the prior year due to the severe winter weather in the Northeast. Partially offsetting these items is the approximately $22 million impact of rate increases, primarily in the commercial lines. Improved current year claims severity in the personal automobile line and improved current year claims frequency in the workers' compensation line also favorably impacted results. In addition, catastrophe losses decreased $8.4 million, to $6.8 million for the first quarter of 2001, compared to $15.2 million for the same period in 2000.

Distribution channel results are reported using Statutory accounting principles, which are prescribed by state insurance regulators. The primary difference between statutory and generally accepted accounting principles ("GAAP") is the deferral of certain underwriting costs under GAAP that are amortized over the life of the policy. Under statutory accounting principles, these costs are recognized when incurred or paid. Management reviews the operations of this business based upon statutory results.

The following table summarizes the results of operations for the distribution channels of the Risk Management segment:


                                              (Unaudited)
                                   Three Months Ended March 31, 2001
                            Standard  Sponsored  Specialty
(In millions, except ratios) Markets   Markets    Markets   Other (2) Total

Statutory net premiums
  written                    $ 392.8   $ 161.5    $  10.7  $   0.3   $ 565.3
                              ----------------------------------------------
Statutory combined ratio (1)   104.2     112.2      127.0      N/M     107.8
                              ----------------------------------------------
Statutory underwriting loss  $ (21.0)  $ (20.5)   $  (3.1) $  (5.2)  $ (49.8)
Reconciliation to segment     ---------------------------------------
  income:
    Net investment income                                               56.8
    Other income and
     expenses, net                                                       3.5
    Other Statutory to GAAP
     adjustments                                                         5.7
                                                                      ------
Segment income                                                       $  16.2
                                                                      ======



                                              (Unaudited)
                                   Three Months Ended March 31, 2000
                            Standard  Sponsored  Specialty
(In millions, except ratios) Markets   Markets    Markets   Other (2) Total

Statutory net premiums
  written                    $ 369.2   $ 151.6    $   6.4  $   0.3   $ 527.5
                              ----------------------------------------------
Statutory combined ratio (1)   103.7      96.6      120.3      N/M     102.5
                              ----------------------------------------------
Statutory underwriting (loss)
  profit                     $ (18.3)  $   2.0   $   (1.3) $  (2.4)  $ (20.0)
Reconciliation to segment     ---------------------------------------
  income:
    Net investment income                                               55.2
    Other income and
     expenses, net                                                       2.6
    Other Statutory to GAAP
     adjustments                                                         5.3
                                                                      ------
Segment income                                                       $  43.1
                                                                      ======


(1) Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio.
(2) Includes results from certain property and casualty business which the Company has exited. The decline in underwriting results is primarily attributable to unprofitable business in California.

N/M - Not meaningful

Standard Markets
Standard Markets' net premiums written increased $23.6 million, or 6.4%, to $392.8 million for the first quarter of 2001. This is primarily the result of increases of $10.4 million, or 13.8%, $5.8 million, or 11.0%, and $3.8 million, or 3.0%, in the commercial multiple peril, commercial automobile, and personal automobile lines, respectively. The increase in the commercial multiple peril line is primarily the result of 16.2%, 11.0%, and 10.9% rate increases in Michigan, Massachusetts, and Maine, respectively, and a 4.7% policies in force increase since March 31, 2000. Commercial multiple peril policies in force increased due to continued growth in the small business owners package policy. In addition, commercial automobile rates increased 6.8%, 10.3%, and 14.3% in Michigan, Massachusetts, and New York, respectively, over the prior year. The increase in the personal automobile line is primarily the result of a 6.1% increase in policies in force partially offset by net rate decreases of 5.4% and 1.4% in Massachusetts and Michigan, respectively. Management believes that net rate reductions may continue to unfavorably impact future premiums in Massachusetts.

Standard Markets' underwriting results declined $2.7 million, or 14.8%, to an underwriting loss of $21.0 million in the first quarter of 2001. This is primarily attributable to the aforementioned decrease in favorable development on prior years' loss reserves. This is partially offset by the approximately $22 million impact of rate increases, primarily in the commercial lines. Catastrophe losses in 2001 decreased $13.6 million, to $1.1 million, compared to $14.7 million for the same period in 2000. In addition, improved current year claims severity in the personal automobile line and improved current year claims frequency in the workers' compensation line favorably impacted results for the first quarter of 2001.

Sponsored Markets
Sponsored Markets' net premiums written increased $9.9 million, or 6.5%, to $161.5 million in the first quarter of 2001. This is primarily attributable to a $6.4 million, or 5.0%, increase in the personal automobile line. Net premiums written increased in this line due to a 4.8% increase in policies in force, partially offset by the aforementioned net rate decreases in Massachusetts and Michigan. In addition, homeowners' net premiums written increased $3.3 million, primarily attributable to a 3.9% growth in policies in force and a 7.2% Michigan rate increase. Approximately 70% of Sponsored Markets' business is written in the State of Michigan.

Sponsored Markets' underwriting results declined $22.5 million to an underwriting loss of $20.5 million in the first quarter of 2001. This is primarily attributable to a decrease in favorable development due to adverse development of fourth quarter 2000 non-catastrophe weather related claims in Michigan, an increase in commercial lines loss costs, and a decline in the favorable impact from the Company's aforementioned claim redesign efforts. An increase in weather related current year claims frequency in the personal automobile line also unfavorably impacted results. In addition, catastrophe losses increased $5.1 million, to $5.6 million in the first quarter of 2001, compared to $0.5 million for the first quarter of 2000. Partially offsetting these items is improved current year claims severity in the homeowners line in 2001.

Specialty Markets
Specialty Markets' net premiums written increased $4.3 million, to $10.7 million in the first quarter of 2001. This increase is primarily attributable to 106.9% and 10.5% growth in policies in force in the commercial automobile line and the commercial multiple peril line, respectively, since March 31, 2000.

Specialty Markets' underwriting results declined $1.8 million to an underwriting loss of $3.1 million for the first quarter of 2001. The decline in underwriting results is primarily the result of an absence of ceding commission income from business that has not been renewed.

Investment Results
Net investment income before tax was $56.8 million and $55.2 million for the three months ended March 31, 2001 and 2000, respectively. The increase in net investment income in 2001 primarily reflects higher yields, partially offset by a reduction in average invested assets of $96.2 million, or 2.6%, to $3,601.6 million in 2001, compared to $3,697.8 million in 2000. This reduction in average invested assets is due to transfers of cash and securities of $108.0 million to the corporate segment during the second quarter of 2000. Average pre-tax yields on debt securities increased to 7.1% in 2001 compared to 6.7% in 2000, due to a shift in investment strategy providing for investments in taxable securities instead of tax exempt securities, to maximize after-tax investment yields.

Reserve for Losses and Loss Adjustment Expenses
The Risk Management segment maintains reserves for its property and casualty products to provide for the Company's ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and judicial theories of liability and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, and where the technological, judicial and political climates involving these types of claims are changing.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

                                                         (Unaudited)
                                                     Three Months Ended
                                                          March 31,
(In millions)                                         2001           2000

Reserve for losses and LAE, beginning of period     $ 2,719.1      $ 2,615.9
  Incurred losses and LAE, net of reinsurance
    recoverable:
    Provision for insured events of current year        416.0          416.7
    Increase (decrease) in provision for insured
      events of prior years                              19.4          (43.7)
                                                     --------       --------
  Total incurred losses and LAE                         435.4          373.0
                                                     --------       --------
  Payments, net of reinsurance recoverable:
    Losses and LAE attributable to insured events
      of current year                                   119.7          119.5
    Losses and LAE attributable to insured events
      of prior years                                    305.5          246.7
                                                     --------       --------
  Total payments                                        425.2          366.2
                                                     --------       --------
  Change in reinsurance recoverable on unpaid
    losses                                              (11.8)           2.0
                                                     --------       --------
  Reserve for losses and LAE, end of period         $ 2,717.5      $ 2,624.7
                                                     ========       ========


As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were increased by $19.4 million and decreased by $43.7 million for the quarters ended March 31, 2001 and 2000, respectively.

During the first quarter of 2001, estimated loss reserves for claims occurring in prior years increased $35.9 million. During the first quarter of 2000, favorable development on prior years' loss reserves was $29.0 million. This $64.9 million decrease is the result of an increase in commercial lines loss costs, and the Company having captured, in 1999 and 2000, the accumulated benefits of its claim redesign efforts. These efforts resulted in reduced reserves related to prior accident years, primarily in the personal automobile line in the Northeast. Favorable development also decreased due to adverse development, in 2001, related to fourth quarter 2000 non-catastrophe weather related claims in Michigan.
These claims primarily affected the personal automobile, workers' compensation and commercial automobile lines. Favorable development on prior years' loss adjustment expense reserves was $16.5 million and $14.7 million for the first quarters of 2001 and 2000, respectively. The favorable development in both periods is primarily attributable to claims process improvement initiatives taken by the Company over the past three years.
Since 1997, the Company has lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claims offices.
These measures are substantially complete.

Reserves established for current year losses and LAE consider the factors that resulted in the favorable development of prior years' loss and LAE reserves during 2000 and earlier years. Accordingly, current year reserves are modestly lower, relative to those initially established for similar exposures in prior years and the Company currently expects no significant adverse or favorable development for the remainder of the year.

Due to the nature of the business written by the Risk Management segment, the exposure to environmental liabilities is relatively small and therefore its reserves are relatively small compared to other types of liabilities. Loss and LAE reserves related to environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $36.5 million and $45.3 million, net of reinsurance of $12.5 million and $11.0 million in the first quarters of 2001 and 2000, respectively. The Company does not specifically underwrite policies that include this coverage, but as case law expands policy provisions and insurers' liability beyond the intended coverage, the Company may be required to defend such claims. The Company estimated its ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company currently believes that recorded reserves related to these claims are adequate. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on the Company varies by product. Property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses are known. Consequently, the Company attempts, in establishing rates and reserves, to anticipate the potential impact of inflation in the projection of ultimate costs. The impact of inflation has been relatively insignificant in recent years. However, inflation could contribute to increased losses and LAE in the future.

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


Asset Accumulation

Allmerica Financial Services

The following table summarizes the results of operations for the Allmerica Financial Services segment for the periods indicated.

                                                         (Unaudited)
                                                     Three Months Ended
                                                          March 31,
(In millions)                                         2001          2000
Segment revenues
  Premiums                                         $  25.5       $  26.5
  Fees                                               100.4         102.5
  Investment and other income                         97.3         100.3
                                                    ------        ------
Total segment revenues                               223.2         229.3

Policy benefits, claims and losses                    93.7          91.7
Policy acquisition and other operating expenses       85.2          83.2
                                                    ------        ------

Segment income                                     $  44.3       $  54.4
                                                    ======        ======


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

Segment income decreased $10.1 million, or 18.6%, to $44.3 million during the first quarter of 2001. This decrease primarily reflects higher operating expenses as well as lower asset-based fee income, principally attributable to market depreciation in the variable product lines.

Segment revenues decreased $6.1 million, or 2.7%, in the first quarter of 2001, primarily due to decreased fees and a decline in investment and other income. Fee income from variable annuities decreased $2.5 million, or 4.3%, in 2001. A decline in the market value of average assets under management resulted in decreased fee income of $5.7 million. This was partially offset by fees of $3.2 million from additional deposits. Non-variable universal life policy fees and group retirement product fees decreased $0.8 million and $0.6 million, respectively, in the first quarter of 2001. These decreases resulted primarily from a decline in average invested assets due to the continued shift in focus to variable life insurance and annuity products as well as to the Company's decision to cease marketing activities for new group retirement business. These decreases in fee income were partially offset by a $1.8 million, or 8.7% increase in individual variable universal life policy fees, primarily due to additional deposits.

Investment and other income decreased $3.0 million, or 3.0%, to $97.3 million. The $1.8 million reduction in investment income is primarily attributable to lower average invested assets in the annuity product lines due to prior year transfers to the separate accounts from the general account. The decrease in other income is primarily due to lower sales volumes in an independent marketing organization and to lower investment management fees resulting from decreased average assets.

Policy benefits, claims and losses increased to $2.0 million, or 2.2%, to $93.7 million in the first quarter of 2001, primarily due to less favorable mortality experience in the individual variable universal life product line.

Policy acquisition and other operating expenses increased $2.0 million, or 2.4%, to $85.2 million in the first quarter of 2001. An increase in other operating expenses of $7.2 million, or 12.7%, to $64.1 million resulted primarily from increases in technology and distribution costs. Partially offsetting this increase was a $5.2 million decrease in policy acquisition expenses. This decline primarily reflects the lower annuity profits in the current quarter which resulted in less current year amortization of related deferred costs.

Statutory Premiums and Deposits

The following table sets forth statutory premiums and deposits by product for the Allmerica Financial Services segment.


                                                        (Unaudited)
                                                    Three Months Ended
                                                         March 31,
(In millions)                                       2001           2000
Insurance:
  Traditional life                                $   16.2       $   16.6
  Universal life                                       4.6            5.8
  Variable universal life                             58.3           51.2
  Individual health                                    0.1            0.1
  Group variable universal life                       38.4           11.5
                                                   -------        -------
    Total insurance                                  117.6           85.2
                                                   -------        -------

Annuities:
  Separate account annuities                         498.4          678.9
  General account annuities                          230.4          138.7
  Retirement investment accounts                       2.3            3.5
                                                   -------        -------
    Total individual annuities                       731.1          821.1

  Group annuities                                     94.9          168.6
                                                   -------        -------
    Total annuities                                  826.0          989.7
                                                   -------        -------

Total premiums and deposits                       $  943.6       $1,074.9
                                                   =======        =======


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

For the three months ended March 31, 2001, total premiums and deposits decreased $131.3 million, or 12.2%, to $943.6 million. These decreases are primarily due to lower separate account and group annuity deposits, partially offset by higher general account annuity deposits. The Company believes that the lower separate account and group annuity deposits reflect an industry-wide trend resulting from a general decline in the equity markets. In addition, group annuity deposits decreased due to the Company's decision to cease marketing activities for new group retirement business. Partially offsetting these decreases were higher annuity deposits into the Company's general account. These additional deposits resulted from the introduction of an annuity program which provides enhanced crediting rates for one year on certain general account deposits. The Company expects that this program will end during the second quarter of 2001.

Annuity products are distributed primarily through three distribution channels: (1) "Agency", which consists of the Company's career agency force;
(2) "Select", which consists of a network of third party broker-dealers; and
(3) "Partners", which includes distributors of the mutual funds advised by Zurich Scudder Investments ("Zurich-Scudder"), Pioneer Investment
Management, Inc. and Delaware Management Company ("Delaware"). Select, Partners and Agency represented, respectively, 38%, 36%, and 26% of individual annuity deposits in the first quarter of 2001, and Zurich-Scudder represented 26% of all individual annuity deposits. During the first quarter of 2000, Select, Partners and Agency represented, respectively, 27%, 44% and 29% of individual annuity deposits. The increase in deposits within the Select channel resulted primarily from the aforementioned annuity program with enhanced crediting rates. The Company anticipates that sales through the Delaware distribution channel, which represented 3% of individual annuity deposits in the current quarter, will continue to decrease as Delaware emphasizes its proprietary products.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.


                                                        (Unaudited)
                                                    Three Months Ended
                                                         March 31,
(In millions)                                        2001          2000
Interest margins on GICs
  Net investment income                           $  36.9        $  26.4
  Interest credited                                  32.0           22.4
                                                   ------         ------
    Net interest margin                               4.9            4.0
                                                   ------         ------
Fees and other income
  External                                            1.7            1.6
  Internal                                            1.4            1.3
Other operating expenses                             (2.0)          (1.8)
                                                   ------         ------
Segment income                                    $   6.0        $   5.1
                                                   ======         ======



Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

Segment income increased $0.9 million, or 17.6%, to $6.0 million during the first quarter of 2001. This increase is primarily due to increased earnings on GICs resulting from additional long-term funding agreement deposits.
These deposits grew from approximately $420 million at March 31, 2000 to more than $1.6 billion at March 31, 2001.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.



                                                         (Unaudited)
                                                     Three Months Ended
                                                          March 31,
(In millions)                                        2001             2000
Segment  revenues
  Net investment income                           $   1.0          $   1.0

  Interest expense                                    3.8              3.8
  Other operating expenses                           13.4             11.7
                                                   ------           ------
Segment loss                                      $ (16.2)         $ (14.5)
                                                   ======           ======



Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

The segment loss increased $1.7 million, or 11.7%, to $16.2 million in the First quarter of 2001 primarily as a result of certain corporate overhead costs previously allocated to other operating segments.

Interest expense for both periods relates primarily to the interest paid on the Senior Debentures of the Company.

Investment Portfolio

The Company had investment assets diversified across several asset classes, as follows:


                                    (Unaudited)
                                  March 31, 2001       December 31, 2000
                              Carrying   % of Total   Carrying   % of Total
(Dollars in millions)           Value  Carrying Value   Value  Carrying Value
Fixed maturities (1)         $ 8,428.5      80.3%     $ 8,118.0    83.9%
Equity securities (1)             92.9       0.9           85.5     0.9
Mortgages                        600.5       5.7          617.6     6.4
Policy loans                     382.8       3.7          381.3     3.9
Cash and cash equivalents        823.4       7.8          281.1     2.9
Other long-term investments      172.1       1.6          193.2     2.0
                              --------     -----       --------   -----
  Total                      $10,500.2     100.0%     $ 9,676.7   100.0%
                              ========     =====       ========   =====

(1) The Company carries fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets increased $823.5 million, or 8.5%, to $10.5 billion during the first quarter of 2001. This increase resulted primarily from increased cash and cash equivalents of $542.3 million and fixed maturities of $310.5 million. The increase in cash and cash equivalents is primarily due to the timing of investment purchases, as well as to the introduction of an annuity program in the Allmerica Financial Services segment in March 2001. The program provides enhanced crediting rates for one year on certain general account deposits. The increase in fixed maturities is principally due to the investment of funds received from the sale of the Company's long-term funding agreements by the Allmerica Asset Management segment.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 88.0% and 88.1% of the Company's total fixed maturity portfolio at March 31, 2001 and December 31, 2000, respectively. The average yield on fixed maturities was 7.7% and 7.3% for the three months ended March 31, 2001 and 2000, respectively. Although management expects that new funds will be invested primarily in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.


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

The provision for federal income taxes before minority interest, discontinued operations and the effect of a change in accounting principle was $6.4 million during the first quarter of 2001 compared to $7.5 million during the same period in 2000. These provisions resulted in consolidated effective federal tax rates of 17.4% and 18.0% for the quarters ended March 31, 2001 and 2000, respectively. The decrease in the tax rate is primarily due to lower underwriting income and to an increase in the dividends received deduction associated with the Company's variable products. These decreases in the rate were partially offset by lower realized capital losses in 2001 as compared to 2000.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. During the first quarter of 2001, AFC did not receive any dividend payments from its insurance subsidiaries.

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

Net cash provided by operating activities was $92.9 million during the first quarter of 2001, compared to net cash used in operating activities of $101.0 million for the same period of 2000. The increase in 2001 is primarily the result of funds received from the introduction of a new annuity program with enhanced crediting rates, the timing of settlements with reinsurance companies and decreased federal income tax payments. These increases in cash were partially offset by increased loss and LAE payments in the property and casualty business.

Net cash used in investing activities was $96.8 million and $282.2 million during the first quarters of 2001 and 2000, respectively. The decrease in cash used in 2001 is primarily due to a $181.9 million year over year decrease in net purchases of fixed maturities due to the timing of investing new funding agreement deposits.

Net cash provided by financing activities was $546.2 million and $221.1 million during the first quarters of 2001 and 2000, respectively. The increase in 2001 is primarily due to an increase in net funding agreement deposits, including trust instruments supported by funding obligations, of $298.2 million and a $30.5 million year over year reduction in cash used for the Company's share repurchase program.

In the opinion of management, AFC has sufficient funds at the holding company or available through dividends from FAFLIC and Hanover, or through available credit facilities to meet its obligations to pay interest on the Senior Debentures, Capital Securities and dividends, when and if declared by the Board of Directors, on the common stock. Whether the Company will pay dividends in the future depends upon the costs of administration as compared to the benefits conferred, and upon the earnings and financial condition of AFC.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. AFC has $150.0 million available under a committed syndicated credit agreement which expires on May 28, 2001. The Company expects to renew this agreement. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. At March 31, 2001, no amounts were outstanding under this agreement. The Company had $64.6 million of commercial paper borrowings outstanding at March 31, 2001. These borrowings are used in connection with the Company's premium financing business, which is included in the Risk Management segment.


Contingencies

The Company's insurance subsidiaries are routinely engaged in various legal proceedings arising in the normal course of business, including claims for punitive damages. Additional information on other litigation and claims may be found in Note 12 "Commitments and Contingencies - Litigation" to the consolidated financial statements. In the opinion of management, none of such contingencies are expected to have a material effect on the Company's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period would be materially affected by an unfavorable outcome.


Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in the MD&A discussion, the words "believes", "anticipated", "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company insured in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) difficulties in recruiting new or retaining existing career agents, wholesalers and partnership relations to support the sale of variable products, (viii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (ix) loss or retirement of key executives; (x) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's and A.M. Best, (xiv) lower appreciation on or decline in value of the Company's managed investments or the investment markets in general, resulting in reduced variable product sales, assets and related fees and increased surrenders;
(xv) possible claims relating to sales practices for insurance products;
(xvi) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts; (xvii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products; (xviii) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets; (xix) losses resulting from the Company's participation in certain reinsurance pools; (xx) adverse results of regulatory audits related to the Company's prior years' federal income tax filings; (xxi) losses due to foreign currency fluctuations, and
(xxii) the inability to realize expense savings and enhanced revenues from restructuring initiatives.

                           PART II - OTHER INFORMATION
                     ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits

        None

(b)     Reports on Form 8K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Allmerica Financial Corporation
                                   Registrant



Dated    May 14, 2001
                                      /s/ John F. O'Brien
                                      ---------------------------------------
                                      John F. O'Brien
                                      President and Chief Executive Officer


Dated    May 14, 2001
                                      /s/ Edward J. Parry III
                                      ---------------------------------------
                                      Edward J. Parry III
                                      Vice President, Chief Financial Officer
                                      and Principal Accounting Officer