Form 10-Q
period 2001-06-30
ALLMERICA FINANCIAL CORP
filed 2001-08-14
CIK 944695

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from:___________ to ____________
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 52,811,161 shares of common stock outstanding, as of August 1, 2001.

                                       38
                 Total Number of Pages Included in This Document
                           Exhibit Index is on Page 39

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements
             Consolidated Statements of Income                              3
             Consolidated Balance Sheets                                    4
             Consolidated Statements of Shareholders' Equity                5
             Consolidated Statements of Comprehensive Income                6
             Consolidated Statements of Cash Flows                          7
             Notes to Interim Consolidated Financial Statements        8 - 17

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      18 - 34

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk     35

PART II. OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders           36
   Item 6.   Exhibits and Reports on Form 8-K                              37

SIGNATURES                                                                 38

                                              PART I - FINANCIAL INFORMATION
                                              ITEM 1 - FINANCIAL STATEMENTS

                                             ALLMERICA FINANCIAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME

                                                                      (Unaudited)            (Unaudited)
                                                                     Quarter Ended        Six Months Ended
                                                                       June 30,                June 30,
                                                                --------------------------------------------
(In millions, except per share data)                               2001       2000        2001        2000
------------------------------------------------------------------------------------------------------------
Revenues
  Premiums                                                      $  562.0   $  528.4    $1,125.5    $1,051.9
  Universal life and investment product policy fees                 99.2      102.7       199.6       205.2
  Net investment income                                            165.7      160.4       331.5       315.9
  Net realized investment losses                                   (67.3)     (23.7)      (84.7)      (70.8)
  Other income                                                      36.0       36.2        72.1        70.7
                                                                ---------  ---------   ----------  ---------
      Total revenues                                               795.6      804.0     1,644.0     1,572.9
                                                                ---------  ---------   ----------  ---------

Benefits, losses and expenses
  Policy benefits, claims, losses and loss adjustment expenses     521.4      480.1     1,078.1       969.3
  Policy acquisition expenses                                      114.3      115.4       230.4       233.1
  Other operating expenses                                         144.4      128.2       283.2       248.5
  Restructuring costs                                                -         20.3         -          20.3
                                                                ---------  ---------   ----------  ---------
      Total benefits, losses and expenses                          780.1      744.0     1,591.7     1,471.2
                                                                ---------  ---------   ----------  ---------
  Income before federal income taxes                                15.5       60.0        52.3       101.7
                                                                ---------  ---------   ----------  ---------
  Federal income tax (benefit) expense
    Current                                                        (22.8)       1.5       (28.2)       (5.2)
    Deferred                                                        21.1        6.9        32.9        21.1
                                                                ---------  ---------   ----------  ---------
      Total federal income tax (benefit) expense                    (1.7)       8.4         4.7        15.9
                                                                ---------  ---------   ----------  ---------
  Income before minority interest and cumulative effect of
     change in accounting principle                                 17.2       51.6        47.6        85.8

  Minority interest:
    Distributions on mandatorily redeemable preferred
      securities of a subsidiary trust holding solely junior
      subordinated debentures of the Company                        (4.0)      (4.0)       (8.0)       (8.0)
                                                                ---------  ---------   ----------  ---------
  Income before cumulative effect of change in accounting
    principle                                                       13.2       47.6        39.6        77.8

  Cumulative effect of change in accounting principle (less
    applicable income tax benefit of $1.7 for the six months
    ended June 30, 2001)                                             -          -          (3.2)        -
                                                                ---------  ---------   ----------  ---------
  Net income                                                    $   13.2   $   47.6    $   36.4    $   77.8
                                                                =========  =========   ==========  =========

  PER SHARE DATA
   Basic
    Income before cumulative effect of change in accounting
      principle                                                 $    0.25  $    0.89   $    0.75   $    1.45

    Cumulative effect of change in accounting principle
      (less applicable income tax benefit of $0.03 for
       the six months ended June 30, 2001)                           -          -          (0.06)       -
                                                                ---------  ---------   ----------  ---------

    Net income                                                  $    0.25  $    0.89   $    0.69   $    1.45
                                                                =========  =========   ==========  =========
    Weighted average shares outstanding                              52.6       53.4        52.6        53.7
                                                                =========  =========   ==========  =========

   Diluted
    Income before cumulative effect of change in accounting
      principle                                                 $    0.25  $    0.88   $    0.75   $    1.43

    Cumulative  effect of change in accounting principle
      (less applicable  income  tax  benefit of $0.03 for
       the six months ended June 30, 2001)                           -          -          (0.06)       -
                                                                ---------  ---------   ----------  ---------
    Net income                                                  $    0.25  $    0.88   $    0.69   $    1.43
                                                                =========  =========   ==========  =========
    Weighted average shares outstanding                              53.1       54.1        53.1        54.2
                                                                =========  =========   ==========  =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                                              ALLMERICA FINANCIAL CORPORATION
                                                CONSOLIDATED BALANCE SHEETS
                                                                               (Unaudited)
                                                                                 June 30,       December 31,
(In millions, except per share data)                                               2001             2000
-------------------------------------------------------------------------------- ----------      ----------
Assets
   Investments:
      Fixed maturities-at fair value (amortized cost of $8,910.8 and $8,153.7)  $  9,031.3      $  8,118.0
      Equity securities-at fair value (cost of $69.4 and $60.0)                       75.1            85.5
      Mortgage loans                                                                 568.8           617.6
      Policy loans                                                                   384.6           381.3
      Other long-term investments                                                    162.3           193.2
                                                                                 ----------      ----------
      Total investments                                                           10,222.1         9,395.6
                                                                                 ----------      ----------
   Cash and cash equivalents                                                         482.7           281.1
   Accrued investment income                                                         156.7           155.4
   Premiums, accounts and notes receivable, net                                      630.6           618.1
   Reinsurance receivable on paid and unpaid losses,
      benefits and unearned premiums                                               1,404.5         1,423.8
   Deferred policy acquisition costs                                               1,684.9         1,608.2
   Deferred federal income taxes                                                      46.1           103.8
   Other assets                                                                      714.8           564.6
   Separate account assets                                                        16,095.1        17,437.4
                                                                                 ----------      ----------
      Total assets                                                              $ 31,437.5      $ 31,588.0
                                                                                 ==========      ==========

Liabilities
   Policy liabilities and accruals:
      Future policy benefits                                                    $  3,906.0      $  3,617.4
      Outstanding claims, losses and loss adjustment expenses                      2,874.1         2,880.9
      Unearned premiums                                                            1,024.7           981.6
      Contractholder deposit funds and other policy liabilities                    2,170.8         2,193.1
                                                                                 ----------      ----------
      Total policy liabilities and accruals                                        9,975.6         9,673.0
                                                                                 ----------      ----------
   Expenses and taxes payable                                                        747.3           768.6
   Reinsurance premiums payable                                                      102.4           122.3
   Trust instruments supported by funding obligations                              1,445.6           621.5
   Short-term debt                                                                    69.3            56.6
   Long-term debt                                                                    199.5           199.5
   Separate account liabilities                                                   16,095.1        17,437.4
                                                                                 ----------      ----------
      Total liabilities                                                           28,634.8        28,878.9
                                                                                 ----------      ----------

   Minority interest:
      Mandatorily redeemable preferred securities of a subsidiary trust holding
        solely junior subordinated debentures of the Company                         300.0           300.0
                                                                                 ----------      ----------

   Commitments and contingencies  (Note 12)

Shareholders' equity
   Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued         -               -
   Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million
      shares issued                                                                    0.6             0.6
   Additional paid-in capital                                                      1,763.5         1,765.3
   Accumulated other comprehensive income (loss)                                      45.6           (5.2)
   Retained earnings                                                               1,105.1         1,068.7
   Treasury stock at cost (7.6 million and 7.7 million shares)                      (412.1)        (420.3)
                                                                                 ----------      ----------
      Total shareholders' equity                                                   2,502.7         2,409.1
                                                                                 ----------      ----------
        Total liabilities and shareholders' equity                              $ 31,437.5      $ 31,588.0
                                                                                 ==========      ==========



                  The accompanying notes are an integral part of these consolidated financial statements.

                                              ALLMERICA FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  (Unaudited)
                                                                                Six Months Ended
                                                                                    June 30,
                                                                            -------------------------
(In millions)                                                                 2001           2000
-----------------------------------------------------------------------------------------------------
Preferred Stock
   Balance at beginning and end of period                                  $       -      $        -
                                                                             --------      ----------

Common Stock
   Balance at beginning and end of period                                        0.6             0.6
                                                                             --------      ----------

Additional paid-in capital
   Balance at beginning of period                                            1,765.3         1,770.5
      Unearned compensation related to restricted stock and other               (1.8)           (8.2)
                                                                             --------      ----------
   Balance at end of period                                                  1,763.5         1,762.3
                                                                             --------      ----------

Accumulated Other Comprehensive Income
  Net unrealized appreciation (deppreciation) on investments
   Balance at beginning of period                                               (5.2)         (75.3)
      Net appreciation on available-for-sale securities and derivative
        instruments                                                             78.1           17.6
      Provision for deferred federal income taxes                              (27.3)          (6.0)
                                                                             --------      ----------
         Other comprehensive income                                             50.8           11.6
                                                                             --------      ----------
   Balance at end of period                                                     45.6          (63.7)
                                                                             --------      ----------

Retained earnings
   Balance at beginning of period                                            1,068.7          882.2
      Net income                                                                36.4           77.8
                                                                             --------      ----------
   Balance at end of period                                                  1,105.1          960.0
                                                                             --------      ----------

Treasury Stock
   Balance at beginning of period                                             (420.3)        (337.8)
      Shares purchased at cost                                                     -          (46.8)
      Shares reissued at cost                                                    8.2           14.0
                                                                             --------      ----------
   Balance at end of period                                                   (412.1)        (370.6)
                                                                             --------      ----------
      Total shareholders' equity                                           $ 2,502.7      $ 2,288.6
                                                                             ========      ==========




                  The accompanying notes are an integral part of these consolidated financial statements.

                                              ALLMERICA FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             (Unaudited)                (Unaudited)
                                                            Quarter Ended             Six Months Ended
                                                               June 30,                   June 30,
                                                    ----------------------------------------------------
(In millions)                                             2001          2000         2001         2000
--------------------------------------------------- ---------------------------- -----------------------

Net income                                          $   13.2       $   47.6      $  36.4      $   77.8

Other comprehensive (loss) income:
   Available-for-sale securities:
      Net (depreciation) appreciation during the
          period                                       (42.4)         (22.3)        72.6          17.6
      Benefit (provision) for deferred federal
          income taxes                                  14.8            8.0        (25.4)         (6.0)
                                                     ---------      ---------     --------      --------
   Total available-for-sale securities                 (27.6)         (14.3)        47.2          11.6
                                                     ---------      ---------     --------      --------

   Derivative instruments:
      Net appreciation during the period                14.4            -            5.5           -
      Provision for deferred federal income taxes       (5.0)           -           (1.9)          -
                                                     ---------      ---------     --------      --------
   Total derivative instruments                          9.4            -            3.6           -
                                                     ---------      ---------     --------      --------
Other comprehensive (loss) income                      (18.2)         (14.3)        50.8          11.6
                                                     ---------      ---------     --------      --------

Comprehensive (loss) income                         $   (5.0)      $   33.3      $  87.2      $   89.4
                                                     =========      =========     ========      ========




                  The accompanying notes are an integral part of these consolidated financial statements.

                                              ALLMERICA FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        (Unaudited)
                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                --------------------------
(In millions)                                                                      2001           2000
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                                                  $   36.4      $    77.8
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
      Net realized losses                                                          84.7           70.8
      Net amortization and depreciation                                             8.9           13.9
      Deferred federal income taxes                                                32.9           21.1
      Change in deferred acquisition costs                                        (86.0)        (116.7)
      Change in premiums and notes receivable,
        net of reinsurance payable                                                (32.4)         (28.2)
      Change in accrued investment income                                          (1.3)           2.7
      Change in policy liabilities and accruals, net                              409.9          (98.9)
      Change in reinsurance receivable                                             19.3          (23.5)
      Change in expenses and taxes payable                                       (171.3)         (39.7)
      Separate account activity, net                                                -             (0.3)
      Other, net                                                                  (37.7)          (7.3)
                                                                                ----------    -----------
        Net cash provided by (used in) operating activities                       263.4         (128.3)
                                                                                ----------    -----------


Cash flows from investing activities
   Proceeds from disposals and maturities of available-for-sale fixed
     maturities                                                                   870.9        1,504.9
   Proceeds from disposals of equity securities                                    26.9           11.8
   Proceeds from disposals of other investments                                    30.0           27.9
   Proceeds from mortgages matured or collected                                    48.1           40.5
   Purchase of available-for-sale fixed maturities                              1,726.0)      (2,001.8)
   Purchase of equity securities                                                   (9.7)          (0.8)
   Purchase of other investments                                                  (11.9)         (58.7)
   Capital expenditures                                                           (14.6)          (6.3)
   Other, net                                                                       1.4            -
                                                                                ----------    -----------
        Net cash used in investing activities                                    (784.9)        (482.5)
                                                                                ----------    -----------

Cash flows from financing activities
   Deposits and interest credited to contractholder deposit funds                 153.0          629.9
   Withdrawals from contractholder deposit funds                                 (270.7)        (469.5)
   Deposits to trust instruments supported by funding obligations                 895.3          352.9
   Withdrawals from trust instruments supported by funding obligations            (71.2)           -
   Change in short-term debt                                                       12.7            6.4
   Treasury stock purchased at cost                                                 -            (46.8)
   Treasury stock reissued at cost                                                  4.0           14.0
                                                                                ----------    -----------
        Net cash provided by financing activities                                 723.1          486.9
                                                                                ----------    -----------


Net change in cash and cash equivalents                                           201.6         (123.9)
Cash and cash equivalents, beginning of period                                    281.1          464.8
                                                                                ----------    -----------
Cash and cash equivalents, end of period                                       $  482.7      $   340.9
                                                                                ==========    ===========


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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2000 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), which requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized over their useful lives, but instead be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the statement provides specific guidance for testing the impairment of intangible assets. Additional financial statement disclosures about goodwill and other intangible assets, including changes in the carrying amount of goodwill, carrying amounts by classification of amortized and non-amortized assets, and estimated amortization expenses for the next five years, are also required. This statement is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets held at the date of adoption. Certain provisions of this statement are also applicable for goodwill and other intangible assets acquired after June 30, 2001, but prior to adoption of this statement. The Company is currently assessing the impact of the adoption of Statement No. 142.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement No. 141"), which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It further specifies the criteria that intangible assets must meet in order to be recognized and reported apart from goodwill. The implementation of Statement No. 141 is not expected to have a material effect on the Company's financial statements.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which establishes accounting and reporting standards for derivative instruments. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instruments will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. To the extent any hedges are determined to be ineffective, all or a portion of the change in value of the derivative will be recognized currently in earnings. This statement became effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 on January 1, 2001. In accordance with the transition provisions of the statement, the Company recorded a $3.2 million charge, net-of-taxes, in earnings to recognize all derivative instruments at their fair values. This adjustment represents net losses that were previously deferred in other comprehensive income on derivative instruments that do not qualify for hedge accounting. The Company recorded an offsetting gain in other comprehensive income of $3.3 million, net-of-tax, to recognize these derivative instruments.

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

4. Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During the third quarter of 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. The Company also recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to a measurement date of June 30, 1999, approximately $17.1 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver and received consideration of approximately $26 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $120.6 million at June 30, 2001 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At June 30, 2001 and 2000, the discontinued segment had assets of approximately $435.8 million and $534.4 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $424.7 million and $470.8 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $10.8 million and $58.2 million for the quarters ended June 30, 2001 and 2000, respectively, and $19.8 million and $135.7 million for the six months ended June 30, 2001 and 2000, respectively.

5. Significant Transactions

As of June 30, 2001, the Company has repurchased approximately $436.3 million, or approximately 8 million shares, of its common stock under programs authorized by the Board of Directors (the "Board"). As of June 30, 2001, the Board had authorized total stock repurchases of $500.0 million, leaving approximately $63.7 million available to the Company for future repurchases.

During the second quarter of 2000, the Company adopted a formal company-wide restructuring plan. This plan is the result of a corporate initiative that began in the fall of 1999, intended to reduce expenses and enhance revenues. This plan consists of various initiatives including a series of internal reorganizations, consolidations in home office operations, consolidations in field offices, changes in distribution channels and product changes. As a result of the Company's restructuring plan, it recognized a pre-tax charge of $21.4 million during 2000. Approximately $5.7 million of this charge relates to severance and other employee related costs resulting from the elimination of approximately 360 positions, of which 235 employees have been terminated as of June 30, 2001. All levels of employees, from staff to senior management, were affected by the restructuring. In addition, approximately $15.7 million of this charge relates to other restructuring costs, consisting of one-time project costs, lease cancellations and the present value of idle leased space. As of June 30, 2001, the Company has made payments of approximately $20.6 million related to this restructuring plan, of which approximately $5.4 million relates to severance and other employee related costs.

6. Investments

A. Derivative Instruments

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

Fair Value Hedges

The Company enters into compound foreign currency/interest rate swaps to convert its foreign denominated fixed rate trust instruments supported by funding obligations to U.S. dollar floating rate instruments. For the six months ended June 30, 2001, the Company recognized a net gain of $1.3 million (reported as other income in the Consolidated Statements of Income), which represented the ineffective portion of all fair value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Cash Flow Hedges

The Company enters into various types of interest rate swap contracts to hedge exposure to interest rate fluctuations. Specifically, for floating rate funding agreement liabilities that are matched with fixed rate securities, the Company manages the risk of cash flow variability by hedging with interest rate swap contracts. Under these swap contracts, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. The Company also purchases long futures contracts and sells short futures contracts on margin to hedge against interest rate fluctuations associated with the sale of GICs and other funding agreements, as well as the reinvestment of fixed maturities. The Company is exposed to interest rate risk from the time of sale of the GIC until the receipt of the deposit and purchase of the underlying asset to back the liability. Similarly, the Company is exposed to interest rate risk on reinvestments of fixed maturities from the time of maturity until the purchase of new fixed maturities. The Company uses U.S. Treasury Note Futures to hedge this risk.

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

For the six months ended June 30, 2001, the Company recognized a net gain of $1.6 million, (reported as other income in the Consolidated Statements of Income), which represented the total ineffectiveness of all cash flow hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of June 30, 2001, $98.5 million of the deferred net losses on derivative instruments accumulated in other comprehensive income could be recognized in earnings during the next twelve months depending on the forward interest rate and currency rate environment. Transactions and events that (1) are expected to occur over the next twelve months and (2) will necessitate reclassifying to earnings these derivatives gains (losses) include (a) the re-pricing of variable rate trust instruments supported by funding obligations, (b) the interest payments (receipts) on foreign denominated trust instruments supported by funding obligations and foreign securities, (c) the anticipated sale of GICs and other funding agreements, and (d) the anticipated reinvestment of fixed maturities. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

Trading Activities

The Company enters into insurance portfolio-linked and credit default swap contracts for investment purposes. Under the insurance portfolio-linked swap contracts, the Company agrees to exchange cash flows according to the performance of a specified underwriter's portfolio of insurance business. As with interest rate swap contracts, the primary risk associated with insurance portfolio-linked swap contracts is the inability of the counterparty to meet its obligation. Under the terms of the credit default swap contracts, the Company assumes the default risk of a specific high credit quality issuer in exchange for a stated annual premium. In the case of default, the Company will pay the counterparty par value for a pre-determined security of the issuer. The primary risk associated with these transactions is the default risk of the underlying companies. The Company regularly assesses the financial strength of its counterparties and the underlying companies in default swap contracts, and generally enters into forward or swap agreements with companies rated "A" or better by nationally recognized rating agencies. Because the underlying principal of swap contracts is not exchanged, the Company's maximum exposure to counterparty credit risk is the difference in payments exchanged, which at June 30, 2001, was $0.2 million. The Company does not require collateral or other security to support financial instruments with credit risk. These products are not linked to specific assets and liabilities on the balance sheet or to a forecasted transaction, and therefore do not qualify for hedge accounting.

The swap contracts are marked to market with any gain or loss recognized currently. The fair values of swap contracts outstanding were $(0.3) million at June 30, 2001 and December 31, 2000. The net amount receivable or payable under insurance portfolio-linked swap contracts is recognized when the contracts are marked to market. The net increase (decrease) in realized investment gains related to these contracts was $0.1 million, $(0.7) million and $(0.2) million for the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999, respectively.

The stated annual premium under credit default swap contracts is recognized currently in net investment income. There was no net increase to investment income related to credit default swap contracts for the six months ended June 30, 2001; however, there was a net increase of $0.2 million and $0.4 million for the years ended December 31, 2000 and 1999, respectively.

B. Impact of Defaults on Net Investment Income

The Company had fixed maturity securities with a carrying value of $19.6 million, $7.5 million and $3.7 million on non-accrual status at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the investments, was a reduction in net investment income of $6.8 million and $1.7 million for the six months ended June 30, 2001 and 2000, respectively.

7. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 2001 and 2000, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

8. Other Comprehensive (Loss) Income

The following table provides a reconciliation of gross unrealized (losses) gains to the net balance shown in the Statements of Comprehensive Income:



                                                                         (Unaudited)         (Unaudited)
                                                                        Quarter Ended      Six Months Ended
                                                                           June 30,              June 30,
                                                                   ---------------------  -------------------
(In millions)                                                           2001      2000        2001     2000
------------------------------------------------------------------ ---------- ----------  ---------- --------
Unrealized (losses) gains on  available-for-sale securities:
    Unrealized holding losses arising during period (net of
      income tax  (benefit)  of  $(29.3)  million  and  $(17.9)
      million for the quarters ended June 30, 2001 and 2000 and
      $8.1  million  and  $(16.9)  million  for the six  months
      ended June 30, 2001 and 2000)                                  $  (78.3)  $  (35.7) $  (14.5) $ (46.9)
    Less:  reclassification  adjustment for losses  included in net income (net of income tax benefit of $14.5 million
      and $9.9 million for the quarters ended June 30, 2001 and
      2000 and  $17.3  million  and $22.9  million  for the six
      months months ended June 30, 2001 and 2000)                       (50.7)     (21.4)    (61.7)   (58.5)
                                                                      --------   --------  --------  -------
Total available-for-sale securities                                     (27.6)     (14.3)     47.2     11.6
                                                                      --------   --------  --------  -------

Unrealized gains on derivative instruments:
    Unrealized  holding  gains  arising  during  period (net of income tax of $5.1  million and $0.9 million for the quarter
      and six months ended June 30, 2001)                                 9.1        -        1.6       -
    Less:  reclassification  adjustment for losses  included in net income (net of income tax (benefit) of $0.1 million and
      $(1.0) million for the quarter and six months ended
      June 30, 2001)                                                     (0.3)       -       (2.0)      -
                                                                      --------   --------  --------  -------
Total derivative instruments                                              9.4        -        3.6       -
                                                                      --------   --------  --------  -------
Other comprehensive (loss) income                                    $  (18.2)  $  (14.3) $  50.8   $  11.6
                                                                      ========   ========  ========  =======

9. Closed Block

Included in the Consolidated Statements of Income is a net pre-tax contribution from the Closed Block of $5.6 million and $10.9 million for the quarter and six months ended June 30, 2001, respectively, compared to $1.6 million and $4.8 million for the quarter and six months ended June 30, 2000, respectively. Summarized financial information of the Closed Block is as follows:


                                                          (Unaudited)
                                                            June 30,     December 31,
 (In millions)                                                2001           2000
 -------------------------------------------------------------------------------------
Assets
   Fixed  maturities-at fair value (amortized cost
     of $410.2 and $400.3)                                $     413.8   $   397.5
   Mortgage loans                                               142.8       144.9
   Policy loans                                                 189.5       191.7
   Cash and cash equivalents                                      0.9         1.9
   Accrued investment income                                     14.8        14.6
   Deferred policy acquisition costs                             10.6        11.0
   Other assets                                                   5.9         6.4
                                                             ---------     -------
     Total assets                                         $     778.3   $   768.0
                                                             =========     =======
Liabilities
   Policy liabilities and accruals                        $     810.4   $   808.9
   Policyholder dividends                                        16.3        20.0
   Other liabilities                                              3.5         0.8
                                                             ---------     -------
     Total liabilities                                    $     830.2   $   829.7
                                                             =========     =======
Excess of Closed Block liabilities over assets
   designated to the Closed Block                         $      51.9   $    61.7
Amounts included in accumulated other comprehensive
   income:
   Net unrealized investment losses, net of
     deferred federal income tax benefit of $1.5
     million and $1.3 million                                    (2.8)       (2.5)
                                                             ---------     -------
Maximum future earnings to be recognized from Closed
   Block assets and liabilities                           $      49.7   $    59.2
                                                             =========     =======

                                                                 (Unaudited)                (Unaudited)
                                                                Quarter Ended            Six Months Ended
                                                                   June 30,                   June 30,
                                                             ---------------------      ---------------------
(In millions)                                                 2001          2000         2001          2000
------------------------------------------------------------ -------- ---- ------- ---- ------- ----- -------
Revenues
   Premiums                                               $      7.3    $      8.3   $    32.4     $    34.3
   Net investment income                                        13.6          13.8        27.6          27.0
   Net realized investment losses                               (1.2)         (3.3)       (1.2)         (3.6)
                                                             --------      -------      -------       -------
     Total revenues                                             19.7          18.8        58.8          57.7
                                                             --------      -------      -------       -------

Benefits and expenses
   Policy benefits                                              14.0          16.9        47.5          51.7
   Policy acquisition expenses                                   0.1           0.4         0.1           1.0
   Other operating expenses                                      -            (0.1)        0.3           0.2
                                                             --------      -------      -------       -------
     Total benefits and expenses                                14.1          17.2        47.9          52.9
                                                             --------      -------      -------       -------
     Contribution from the Closed Block                   $      5.6    $      1.6   $    10.9     $     4.8
                                                             ========      =======      =======       =======

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

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products and to a lesser extent, certain group retirement products. Through its Allmerica Asset Management segment, the Company offers its customers the option of investing in GICs, such as short-term and long-term funding agreements. Short-term funding agreements are investment contracts issued to institutional buyers, such as money market funds, corporate cash management programs and securities lending collateral programs, which typically have short maturities and periodic interest rate resets based on an index such as LIBOR. Long-term funding agreements are investment contracts issued to various businesses or charitable trusts, which are used to support debt issued by the trust to foreign and domestic institutional buyers, such as banks, insurance companies, and pension plans. These funding agreements have long maturities and may be issued with a fixed or variable interest rate based on an index such as LIBOR. This segment is also a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients.

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

                                                                   (Unaudited)               (Unaudited)
                                                                  Quarter Ended            Six Months Ended
                                                                     June 30,                   June 30,
                                                           -------------------------- -------------------------
 (In millions)                                                 2001         2000           2001         2000
---------------------------------------------------------------------------------------------------------------
Segment revenues:
     Risk Management                                         $   617.0  $   579.4      $ 1,218.3     $ 1,136.9
                                                               --------   --------       --------      --------
     Asset Accumulation:
       Allmerica Financial Services                              204.3      213.2          427.5         442.5
       Allmerica Asset Management                                 41.6       34.9           81.3          64.2
                                                               --------   --------       --------      --------
          Subtotal                                               245.9      248.1          508.8         506.7
                                                               --------   --------       --------      --------
     Corporate                                                     1.5        1.7            2.5           2.7
     Intersegment revenues                                        (1.9)      (1.5)          (3.8)         (2.6)
                                                               --------   --------       --------      --------
       Total segment revenues                                    862.5      827.7        1,725.8       1,643.7
Adjustments to segment revenues:
     Net realized losses                                         (67.3)     (23.7)         (84.7)        (70.8)
     Gains on derivatives                                          0.4          -            2.9             -
                                                               --------   --------       --------      --------
       Total revenues                                        $   795.6  $   804.0      $ 1,644.0     $ 1,572.9
                                                               ========   ========       ========      ========

Segment income (loss) before federal income taxes, minority
     interest and cumulative effect of change in accounting
     principle:
     Risk Management                                         $    41.5  $    53.9      $    57.7     $    97.0
                                                               --------   --------       --------      --------
     Asset Accumulation:
       Allmerica Financial Services                               42.6       55.5           86.9         109.9
       Allmerica Asset Management                                  4.4        4.6           10.4           9.7
                                                               --------   --------       --------      --------
          Subtotal                                                47.0       60.1           97.3         119.6
                                                               --------   --------       --------      --------
     Corporate                                                   (15.6)     (12.2)         (31.8)        (26.7)
                                                               --------   --------       --------      --------
       Segment income before federal income taxes and
          minority interest                                       72.9      101.8          123.2         189.9
Adjustments to segment income:
     Net realized investment losses, net of amortization         (65.5)     (21.5)         (81.5)        (67.9)
     Gains on derivatives                                          0.4          -            2.9            -
     Sales practice litigation                                     7.7          -            7.7            -
     Restructuring costs                                             -      (20.3)             -         (20.3)
                                                               --------   --------       --------      --------
        Income before federal income taxes, minority interest
            and cumulative effect of change in accounting
            principle                                        $    15.5  $    60.0      $    52.3     $   101.7
                                                               ========   ========       ========      ========



                                                    Identifiable Assets         Deferred Acquisition Costs
------------------------------------------ -----------------------------------------------------------------
                                               (Unaudited)                      (Unaudited)
                                                June 30,        December 31,      June 30,     December 31,
(In millions)                                     2001              2000           2001            2000
------------------------------------------ ----------------- ---------------- -------------  -------------
   Risk Management                          $    6,065.6     $    6,186.6   $       198.3    $     187.2
                                             ------------     ------------    ------------    -----------
   Asset Accumulation
     Allmerica Financial Services               22,088.7         23,082.5         1,486.5        1,420.8
     Allmerica Asset Management                  3,122.7          2,238.4             0.1            0.2
                                             ------------     ------------    ------------    -----------
        Subtotal                                25,211.4         25,320.9         1,486.6        1,421.0
   Corporate                                       160.5             80.5               -              -
                                             ------------     ------------    ------------    -----------
     Total                                  $   31,437.5     $   31,588.0   $     1,684.9    $   1,608.2
                                             ============     ============    ============    ===========

11. Earnings Per Share

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

                                                                       (Unaudited)            (Unaudited)
                                                                      Quarter Ended         Six Months Ended
                                                                         June 30,                June 30,
                                                                  ---------------------------------------------
 (In millions, except per share data)                                2001        2000         2001       2000
----------------------------------------------------------------- --------------------- -----------------------
Basic shares used in the calculation of earnings per share           52.6        53.4         52.6        53.7
Dilutive effect of securities:
    Employee stock options                                            0.3         0.4          0.3         0.3
    Non-vested stock grants                                           0.2         0.3          0.2         0.2
                                                                  --------    --------     --------    --------

Diluted shares used in the calculation of earnings per share         53.1        54.1         53.1        54.2
                                                                  ========    ========     ========    ========

Per share effect of dilutive securities on income from
    continuing operations before cumulative effect of
    change in accounting principle                             $     -      $   0.01     $     -      $   0.02
                                                                  ========    ========     ========    ========
Per share effect of dilutive securities on net income          $     -      $   0.01     $     -      $   0.02
                                                                  ========    ========     ========    ========


12. Commitments and Contingencies

Litigation

In 1997, a lawsuit on behalf of a putative class was instituted against the Company alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In November 1998, the Company and the plaintiffs entered into a settlement agreement and in May 1999, the Federal District Court in Worcester, Massachusetts approved the settlement agreement and certified the class for this purpose. AFC recognized a $31.0 million pre-tax expense in 1998 related to this litigation. In the second quarter of 2001, the Company recognized a pre-tax benefit of $7.7 million resulting from the refinement of cost estimates. Although the Company believes that the remaining expense reflects appropriate recognition of its obligation under the settlement, this estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers, and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 2

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

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of First Allmerica Financial Life Insurance Company ("FAFLIC") and Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), AFC's principal life insurance and annuity companies; The Hanover Insurance Company ("Hanover") and Citizens Insurance Company of America ("Citizens"), AFC's principal property and casualty companies; and certain other insurance and non-insurance subsidiaries.


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

The Company's consolidated net income for the second quarter of 2001 decreased $34.4 million, or 72.3%, to $13.2 million, compared to the same period in 2000. The reduction in net income in the second quarter resulted primarily from an increase in net realized investment losses of $37.3 million and a decrease in adjusted net income of $15.6 million. Consolidated net income for the first six months of 2001 decreased $41.4 million, or 53.2%, to $36.4 million, compared to the first six months of 2000. The reduction in net income resulted primarily from a decrease in adjusted net income of $44.8 million and an increase in net realized investment losses of $13.5 million. Net income in 2000 also included a restructuring charge of $13.2 million.

The following table reflects adjusted net income and a reconciliation to consolidated net income. Adjusted net income consists of segment income (loss), federal income taxes on segment income and minority interest on preferred dividends.

                                                                 (Unaudited)       (Unaudited)
                                                                Quarter Ended    Six Months Ended
                                                                   June 30,          June 30,
                                                            ---------------------------------------
(In millions)                                                 2001        2000     2001       2000
---------------------------------------------------------------------------------------------------
Segment income (loss) before federal income taxes and
   minority interest:
     Risk Management                                         $  41.5    $  53.9  $  57.7   $  97.0
                                                             --------   -------- --------  --------
     Asset Accumulation:
         Allmerica Financial Services                           42.6       55.5     86.9     109.9
         Allmerica Asset Management                              4.4        4.6     10.4       9.7
                                                             --------   -------- --------  --------
         Subtotal                                               47.0       60.1     97.3     119.6
     Corporate                                                 (15.6)     (12.2)   (31.8)    (26.7)
                                                             --------   -------- --------  --------
      Segment income before federal income taxes and
         minority interest                                      72.9      101.8    123.2     189.9

     Federal income taxes on segment income                    (10.0)     (23.3)   (19.1)    (41.0)
     Minority interest on preferred dividends                   (4.0)      (4.0)    (8.0)     (8.0)
                                                             --------   -------- --------  --------
Adjusted net income                                             58.9       74.5     96.1     140.9

Adjustments (net of taxes and amortization, as applicable):
     Net realized investment losses                            (51.0)     (13.7)   (63.4)    (49.9)
     Gains on derivatives                                        0.3        -        1.9       -
     Sales practice litigation                                   5.0        -        5.0       -
     Restructuring costs                                         -        (13.2)     -       (13.2)
                                                             --------   -------- --------  --------
Income before cumulative effect of change in
     accounting principle                                       13.2       47.6     39.6      77.8
     Cumulative effect of change in accounting principle,
        net of applicable taxes                                  -          -       (3.2)      -
                                                             --------   -------- --------  --------
Net income                                                   $  13.2    $  47.6  $  36.4   $  77.8
                                                             ========   ======== ========  ========


Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

The Company's segment income before federal income taxes and minority interest decreased $28.9 million, or 28.4%, to $72.9 million in the second quarter of 2001. This decrease is primarily attributable to lower income from the Allmerica Financial Services and Risk Management segments of $12.9 million and $12.4 million, respectively. The decrease in Allmerica Financial Services' segment income was primarily due to declines in asset-based fees, principally resulting from a decrease in the market value of assets under management in the variable product lines, and to lower brokerage income. The decrease is also attributable to an increase in policy benefits and other operating expenses, net of lower deferred acquisition costs. Risk Management's segment income decreased $12.4 million primarily due to an approximate increase of $28 million in current accident year losses and a reduction in favorable loss and loss adjustment expense ("LAE")reserve development of $22.0 million, partially offset by rate increases of approximately $34 million.

The effective tax rate for segment income was 13.7% for the second quarter of 2001 compared to 22.9% for the second quarter of 2000. The decrease in the tax rate is primarily due to lower underwriting income resulting in an increase in the proportion of tax-exempt investment income to pre-tax income, as well as the dividends received deduction associated with the Company's variable products.

Net realized losses on investments, after taxes, were $51.0 million in the second quarter of 2001, resulting primarily from impairments of fixed maturities, partially offset by gains from sales of equity securities. Most of these impairments occurred in the Company's portfolio of high-yield bonds. During the second quarter of 2000, the Company recognized net realized losses on investments, after taxes, of $13.7 million, primarily due to impairments of fixed maturities and to the sale of securities pursuant to the Company's tax strategy to increase portfolio yields.

The Company recognized a benefit of $5.0 million, net of taxes, in the second quarter of 2001 as a result of refining cost estimates related to a class action lawsuit.

During the second quarter of 2000, the Company recognized a one-time after-tax restructuring charge of $13.2 million. This charge is the result of a formal company-wide restructuring plan, intended to reduce expenses and enhance revenues.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

The Company's segment income before federal income taxes and minority interest decreased $66.7 million, or 35.1%, to $123.2 million in the first six months of 2001. This decrease is primarily attributable to lower income from the Risk Management and Allmerica Financial Services segments of $39.3 million and $23.0 million, respectively. The decrease in Risk Management segment income was primarily attributable to decreased favorable loss and LAE reserve development of $85.2 million and to an increase in current year claims severity. These decreases were partially offset by premium rate increases of approximately $54 million and decreased catastrophe losses of $10.9 million. Allmerica Financial Services' segment income decreased $23.0 million principally due to lower asset-based fees, primarily resulting from a decrease in the market value of assets under management in the variable product lines, and to lower brokerage income. The decrease is also attributable to higher policy benefits and other operating expenses, partially offset by lower deferred policy acquisition costs.

The effective tax rate for segment income was 15.5% for the first six months of 2001 compared to 21.6% for the first six months of 2000. The decrease in the tax rate is primarily due to lower underwriting income resulting in an increase in the proportion of tax-exempt investment income to pre-tax income, as well as the dividends received deduction associated with the Company's variable products.

Net realized losses on investments after taxes were $63.4 million in the first six months of 2001 resulting primarily from impairments of fixed maturities. During the first six months of 2000, net realized losses on investments after taxes of $49.9 million resulted primarily from after tax realized losses of $38.1 million due to the sale of $1.1 billion of fixed income securities in order to reinvest the proceeds in higher yielding securities. In addition, the Company recognized $14.7 million in after tax realized losses from impairments of fixed maturities in 2000.

During the first quarter of 2001, the Company recognized a $3.2 million loss, net of taxes, upon adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

Segment Results
The following is management's discussion and analysis of the Company's results of operations by business segment. The segment results are presented before taxes and minority interest and other items which management believes are not indicative of overall operating trends, including realized gains and losses.

Risk Management

The following table summarizes the results of operations for the Risk Management segment for the periods indicated:

                                                           (Unaudited)            (Unaudited)
                                                          Quarter Ended         Six Months Ended
                                                            June 30,                June 30,
                                                      ---------------------------------------------
(In millions)                                            2001     2000         2001          2000
---------------------------------------------------------------------------------------------------
Segment revenues
     Net premiums written                            $  581.4   $ 562.2    $ 1,148.1    $  1,089.8
                                                      ========   =======    =========    ==========

     Net premiums earned                             $  554.4   $ 519.6    $ 1,092.4    $  1,016.6
     Net investment income                               53.0      54.4        109.8         109.6
     Other income                                         9.6       5.4         16.1          10.7
                                                      --------   -------    ---------    ----------
         Total segment revenues                         617.0     579.4      1,218.3       1,136.9

Losses and operating expenses
     Losses and LAE (1)                                 426.1     383.6        864.0         759.3
     Policy acquisition expenses                         99.1      93.9        195.5         186.0
     Other operating expenses                            50.3      48.0        101.1          94.6
                                                      --------   -------    ---------    ----------
         Total losses and operating expenses            575.5     525.5      1,160.6       1,039.9
                                                      --------   -------    ---------    ----------

Segment income                                       $   41.5   $  53.9    $    57.7    $     97.0
                                                      ========   =======    =========    ==========

(1) Includes policyholders' dividends of $1.9 million and $3.7 million for the quarters ended
    June 30, 2001 and 2000, respectively, and $4.0 million and $6.4 million for the six months ended June 30, 2001 and 2000, respectively.

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Risk Management's segment income declined $12.4 million, or 23.0%, to $41.5 million for the quarter ended June 30, 2001. The decrease in segment income is primarily attributable to a $42.5 million increase in losses and loss adjustment expenses. This is primarily the result of approximately a $28 million increase in current accident year losses in the second quarter, primarily in the commercial multiple peril and homeowners lines as a result of increased claims severity in both lines. In addition, losses and loss adjustment expenses increased as a result of a $22.0 million decrease in favorable development on prior years' reserves, to $3.9 million of favorable development in the second quarter of 2001. Partially offsetting these items are approximately $34 million of rate increases, primarily in the commercial lines. Improved current year claims severity in the commercial automobile line also favorably impacted results. In addition, catastrophe losses decreased $2.5 million, to $15.3 million for the second quarter of 2001, compared to $17.8 million for the same period in 2000. Policy acquisition and other operating expenses have increased consistent with the growth in earned premium.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Risk Management's segment income decreased $39.3 million, or 40.5%, to $57.7 million for the six months ended June 30, 2001. The decrease in segment income is primarily attributable to increased losses and loss adjustment expenses resulting from an $85.2 million decrease in favorable development on prior years' reserves, to $15.6 million of adverse development for the six months ended June 30, 2001 from $69.6 million of favorable development for the same period in 2000. The decrease in favorable development is primarily related to the Company's having captured, in prior periods, the accumulated benefits of its claim processing redesign efforts. These efforts resulted in reduced reserves related to prior accident years, primarily in the personal automobile line in the Northeast, and lower claims settlement costs. Increased current year claims severity in the commercial multiple peril line also contributed to the decline in results. Partially offsetting these items are approximately $54 million of rate increases, primarily in commercial lines. Improved current year claims severity in the commercial automobile and workers' compensation lines also favorably impacted results. In addition, catastrophe losses decreased $10.9 million, to $22.1 million for the six months ended June 30, 2001, compared to $33.0 million for the same period in 2000.

Distribution Channel Results

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


Quarter Ended June 30, 2001 Compared to Quarter Ended Ended June 30, 2000

The following table summarizes the results of operations for the distribution channels of the Risk Management segment:

                                                                (Unaudited)
                                                        Quarter Ended June 30, 2001
                                        -----------------------------------------------------------

                                           Standard     Sponsored    Specialty
(In millions, except ratios)               Markets      Markets      Markets      Other(2)  Total
---------------------------------------------------------------------------------------------------
Statutory net premiums written          $  394.7     $  161.4     $   23.5     $    0.3   $  579.9
                                        -----------------------------------------------------------
Statutory combined ratio(1)                106.0         96.3         95.0          N/M      103.3
                                        -----------------------------------------------------------

Statutory underwriting (loss) profit    $  (26.2)    $    4.6     $   (2.8)    $   (1.0)  $  (25.4)
                                        -----------------------------------------------------------
Reconciliation to segment income:
  Net investment income                                                                       53.0
  Other income and expenses, net                                                               6.2
  Other Statutory to GAAP adjustments                                                          7.7
                                                                                            -------
Segment income                                                                            $   41.5
                                                                                            =======
---------------------------------------------------------------------------------------------------


                                                                (Unaudited)
                                                        Quarter Ended June 30, 2000
                                        -----------------------------------------------------------
                                            Standard     Sponsored    Specialty
(In millions, except ratios)               Markets      Markets      Markets      Other (2)  Total
---------------------------------------------------------------------------------------------------


Statutory net premiums written          $  393.0     $  151.1     $   11.9     $    2.4   $  558.4
                                        -----------------------------------------------------------
Statutory combined ratio (1)               101.5         98.5         79.5          N/M      100.4
                                        -----------------------------------------------------------

Statutory underwriting (loss) profit    $  (14.5)    $    0.4     $    1.5     $   (0.8)  $  (13.4)
                                        -----------------------------------------------------------
Reconciliation to segment income:
  Net investment income                                                                       54.4
  Other income and expenses, net                                                               2.8
  Other Statutory to GAAP adjustments                                                         10.1
                                                                                            -------
Segment income                                                                            $   53.9
                                                                                            =======

----------------------------------------------------------------------------------------------------

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

N/M - Not meaningful


Standard Markets Standard Markets' net premiums written increased $1.7 million to $394.7 million for the quarter ended June 30, 2001. This improvement is primarily attributable to increases of $3.4 million, or 4.3% and $2.7 million, or 4.6%, in the commercial multiple peril and commercial automobile lines, respectively. The increase in the commercial multiple peril line is primarily the result of a 4.5% increase in policies in force since June 30, 2000 and 8.7% and 6.0% rate increases in Michigan and New York, respectively. Commercial automobile's net premiums written increased primarily as a result of 5.9%, 4.9%, and 6.7% rate increases in Michigan, Massachusetts, and New York, respectively, partially offset by a 6.9% decrease in policies in force since June 30, 2000. Partially offsetting these favorable items is a $3.6 million, or 6.7%, decrease in workers' compensation's net premiums written due to the non-renewal of several large unprofitable commercial accounts in 2001. In addition, personal automobile net premiums written decreased $0.5 million, as a result of net rate decreases of 5.4% and 1.4% in Massachusetts and Michigan, respectively, partially offset by a 5.7% increase in policies in force since June 30, 2000. Management believes that net rate reductions may continue to unfavorably impact future premiums in Massachusetts.

Standard Markets' underwriting results declined $11.7 million to an underwriting loss of $26.2 million for the quarter ended June 30, 2001 compared to the same period in 2000. This is primarily attributable to the aforementioned decrease in favorable development on prior years' loss reserves. An increase in current year claims activity in the commercial multiple peril and workers compensation lines also contributed to the decline in underwriting results. Catastrophe losses increased $2.4 million to $10.5 million for the second quarter of 2001, compared to $8.1 million for the same period in 2000. Partially offsetting these unfavorable items are approximately $24 million of rate increases, primarily in the commercial lines. A decrease in current year claims severity in the commercial automobile line also favorably impacted results in the second quarter of 2001. In addition, excluding the impact of growth in earned premium, policy acquisition and other underwriting expenses and loss adjustment expenses decreased as a result of expense management initiatives.

Sponsored Markets
Sponsored Markets' net premiums written increased $10.3 million, or 6.8%, to $161.4 million for the quarter ended June 30, 2001. This improvement is primarily due to increases of $5.3 million, or 16.1%, and $4.8 million, or 4.2%, in the homeowners and personal automobile lines, respectively. Homeowners' net premiums written increased primarily due to a 4.7% growth in policies in force and an 8.0% Michigan rate increase compared to the same period in 2000. Personal automobile's net premiums written increased as a result of a 4.9% growth in policies in force, partially offset by the aforementioned Massachusetts and Michigan net rate reductions.

Sponsored Markets' underwriting results improved $4.2 million to an underwriting profit of $4.6 million for the quarter ended June 30, 2001. The improvement in underwriting results is primarily attributable to approximately $10 million of rate increases and an improvement in current year claims severity in the personal automobile line. In addition, catastrophe losses decreased $4.9 million to $4.8 million in the second quarter of 2001. Partially offsetting these favorable items is approximately a $15 million decrease in favorable development on prior years' reserves. In addition, increased current year claim activity in the homeowners line unfavorably impacted second quarter 2001 results.

Specialty Markets
Specialty Markets' net premiums written increased $11.6 million to $23.5 million for the quarter ended June 30, 2001. This improvement is primarily attributable to increases of $8.5 million and $3.8 million in the commercial automobile and commercial multiple peril lines, respectively. Commercial automobile's net premiums written increased primarily as a result of significant growth in policies in force since June 30, 2000 and a decrease in the utilization of reinsurance. The increase in commercial multiple peril's net premiums written is primarily the result of a decrease in the utilization of reinsurance and a 6.3% growth in policies in force since June 30, 2000.

Specialty Markets' underwriting results declined $4.3 million to an underwriting loss of $2.8 million for the quarter ended June 30, 2001. The decline in underwriting results is primarily the result of an increase in current accident year claims severity in the commercial multiple peril line. In addition, an absence of ceding commission income from business that has not been renewed unfavorably impacted results.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

The following table summarizes the results of operations for the distribution channels of the Risk Management segment:

                                                                (Unaudited)
                                                       Six Months Ended June 30, 2001
----------------------------------------------------------------------------------------------------
                                          Standard     Sponsored    Specialty
(In millions, except ratios)               Markets      Markets      Markets     Other (2)   Total
----------------------------------------------------------------------------------------------------
Statutory net premiums written          $   787.5     $  322.9     $   34.2     $   0.6   $ 1,145.2
                                          ----------------------------------------------------------
Statutory combined ratio (1)                105.1        104.2        107.3         N/M       105.4
                                          ----------------------------------------------------------

Statutory underwriting loss             $   (47.2)    $  (15.9)    $   (5.9)    $  (6.2)  $   (75.2)
                                          ----------------------------------------------------------
Reconciliation to segment income:
  Net investment income                                                                       109.8
  Other income and expenses, net                                                                9.7
  Other Statutory to GAAP adjustments                                                          13.4
                                                                                            --------
Segment income                                                                            $    57.7
                                                                                            ========

----------------------------------------------------------------------------------------------------


                                                                (Unaudited)
                                                       Six Months Ended June 30, 2000
                                        ------------------------------------------------------------
                                          Standard     Sponsored    Specialty
(In millions, except ratios)              Markets      Markets      Markets      Other(2)   Total
----------------------------------------------------------------------------------------------------


Statutory net premiums written          $  762.2     $  302.7      $   18.3     $   2.7   $ 1,085.9
                                          ----------------------------------------------------------
Statutory combined ratio (1)               102.6         97.7          95.6         N/M       101.4
                                          ----------------------------------------------------------

Statutory underwriting (loss) profit    $  (32.8)    $    2.4      $    0.2     $  (3.2)  $   (33.4)
                                          ----------------------------------------------------------
Reconciliation to segment income:
  Net investment income                                                                       109.6
  Other income and expenses, net                                                                5.4
  Other Statutory to GAAP adjustments                                                          15.4
                                                                                            --------
Segment income                                                                            $    97.0
                                                                                            ========

----------------------------------------------------------------------------------------------------

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

N/M - Not meaningful



Standard Markets
Standard Markets' net premiums written increased $25.3 million, or 3.3%, to $787.5 million for the six months ended June 30, 2001. This improvement is primarily attributable to increases of $13.8 million, or 8.9%, $8.5 million, or 7.6%, and $3.3 million, or 1.3%, in the commercial multiple peril, commercial automobile and personal automobile lines, respectively. The increase in the commercial multiple peril line is primarily the result of a 4.5% increase in policies in force since June 30, 2000 and 8.7% and 6.0% rate increases in Michigan and New York, respectively. Commercial automobile's net premiums written increased primarily as a result of 5.9%, 4.9%, and 6.7% rate increases in Michigan, Massachusetts, and New York, respectively. These favorable items are partially offset by a 6.9% decrease in policies in force since June 30, 2000 in the commercial automobile line. Personal automobile's net premiums written increased as a result of an 8.5% growth in policies in force in the Northeast, partially offset by net rate decreases of 5.4% and 1.4% in Massachusetts and Michigan, respectively, and a 5.1% decrease in policies in force in the Midwest since June 30, 2000. Partially offsetting these favorable items is a $1.1 million, or 1.0%, decrease in workers' compensation's net premiums written due to the non-renewal of several unprofitable large commercial accounts in 2001.

Standard Markets' underwriting losses increased $14.4 million, or 43.9%, to an underwriting loss of $47.2 million for the six months ended June 30, 2001. This is primarily attributable to the aforementioned decrease in favorable development on prior years' reserves. An increase in current year claims activity in the commercial multiple peril line also contributed to the decline in underwriting results. In addition, increased current accident year claims frequency in the homeowners line unfavorably impacted results. Partially offsetting these unfavorable items are approximately $48 million of rate increases, primarily in the commercial lines. A decrease in current year claims severity in the workers' compensation, personal automobile, and commercial automobile lines also favorably impacted results for the six months ended June 30, 2001. Catastrophe losses decreased $11.2 million to $11.6 million for the six months ended June 30, 2001, compared to $22.8 million for the same period in 2000. In addition, policy acquisition and other underwriting expenses and loss adjustment expenses decreased as a result of expense management initiatives.

Sponsored Markets
Sponsored Markets' net premiums written increased $20.2 million, or 6.7%, to $322.9 million for the six months ended June 30, 2001. This improvement is primarily due to increases of $11.2 million, or 4.6%, and $8.6 million, or 15.9%, in the personal automobile and homeowners lines, respectively. Personal automobile's net premiums written increased as a result of a 4.9% growth in policies in force, partially offset by the aforementioned Massachusetts and Michigan net rate reductions. Homeowners' net premiums written increased primarily due to a 4.7% growth in policies in force and an 8.0% Michigan rate increase compared to the same period in 2000.

Sponsored Markets' underwriting results declined $18.3 million, to an underwriting loss of $15.9 million, for the six months ended June 30, 2001. The decline in underwriting results is primarily attributable to approximately a $25 million decrease in favorable development on prior years' reserves. This is partially offset by approximately $6 million of rate increases and improvement in current year claims severity in the homeowners and personal automobile lines.

Specialty Markets
Specialty Markets' net premiums written increased $15.9 million, or 86.9%, to $34.2 million for the six months ended June 30, 2001. This improvement is primarily attributable to increases of $10.2 million and $4.9 million in the commercial automobile and commercial multiple peril lines, respectively. Commercial automobile's net premiums written increased primarily as a result of a significant growth in policies in force since June 30, 2000 and a decrease in the utilization of reinsurance. The increase in commercial multiple peril's net premiums written is primarily the result of a decrease in the utilization of reinsurance and a 6.3% growth in policies in force over the prior year.

Specialty Markets' underwriting results declined $6.1 million, to an underwriting loss of $5.9 million, for the six months ended June 30, 2001. The decline in underwriting results is primarily the result of an increase in current accident year claims severity in the commercial multiple peril line as a result of large losses. In addition, an absence of ceding commission income from business that has not been renewed also unfavorably impacted results.

Investment Results
Net investment income before tax was $53.0 million and $54.4 million for the quarters ended June 30, 2001 and 2000, respectively. The decline of $1.4 million, or 2.6%, is primarily due to the impact of defaulted bonds.

Net investment income before tax was $109.8 million and $109.6 million for the six months ended June 30, 2001 and 2000, respectively. The increase in net investment income in 2001, compared to 2000, primarily reflects higher yields, offset by a reduction in average invested assets.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

                                                                            (Unaudited)
                                                                         Six Months Ended
                                                                             June 30,
                                                                     ------------------------
(In millions)                                                          2001          2000
------------------------------------------------------------------ ------------- ------------
Reserve for losses and LAE, beginning of period                     $  2,719.1   $  2,615.9
   Incurred losses and LAE, net of reinsurance recoverable:
     Provision for insured events of current year                        844.4        821.5
     Increase (decrease) in provision for insured events of
        prior years                                                       15.6        (69.6)
                                                                     -----------  -----------
   Total incurred losses and LAE                                         860.0        751.9
                                                                     -----------  -----------
   Payments, net of reinsurance recoverable:
     Losses and LAE attributable to insured events of current year       342.6        341.8
     Losses and LAE attributable to insured events of prior years        486.8        421.8
                                                                     -----------  -----------
   Total payments                                                        829.4        763.6
                                                                     -----------  -----------
   Change in reinsurance recoverable on unpaid losses                      1.8         18.0
                                                                     -----------  -----------
Reserve for losses and LAE, end of period                           $  2,751.5   $  2,622.2
                                                                     ===========  ===========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were increased by $15.6 million and decreased $69.6 million for the six months ended June 30, 2001 and 2000, respectively.

During the first six months of 2001, estimated loss reserves for claims occurring in prior years increased $43.9 million. During the first six months of 2000, favorable development on prior years' loss reserves was $38.2 million. This $82.1 million change is primarily the result of an increase in commercial lines loss cost, and the Company having captured, in 1999 and 2000, the accumulated benefits of its claims redesign efforts. These efforts resulted in reduced reserves related to prior accident years, primarily in the personal automobile line in the Northeast. The adverse development in 2001 also reflects additional losses related to fourth quarter 2000 non-catastrophe weather related claims in Michigan. These claims primarily impacted the personal automobile, workers' compensation, and commercial multiple peril lines. Favorable development on prior year's loss adjustment expense reserves was $28.3 million and $31.4 million for the six months ended June 30, 2001 and 2000, respectively. The favorable development in both periods is primarily attributable to claims process improvement initiatives taken by the Company over the past three years. Since 1997, the Company has lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claims offices. These measures are substantially complete.

Reserves established for current year losses and LAE consider the factors that resulted in the favorable development of prior years' loss and LAE reserves during 2000 and earlier years. Accordingly, current year reserves are modestly lower, relative to those initially established for similar exposures in years prior to 2000, and the Company currently expects no significant adverse or favorable development for the remainder of the year.

Due to the nature of the business written by the Risk Management segment, the exposure to environmental liabilities is relatively small and therefore its reserves are relatively small compared to other types of liabilities. Loss and LAE reserves related to environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $33.9 million and $39.5 million, net of reinsurance of $9.5 million and $11.0 million in the first six months of 2001 and 2000, respectively. The Company does not specifically underwrite policies that include this coverage, but as case law expands policy provisions and insurers' liability beyond the intended coverage, the Company may be required to defend such claims. The Company estimated its ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company currently believes that recorded reserves related to these claims are adequate. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

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

                                                      (Unaudited)             (Unaudited)
                                                    Quarter Ended           Six Months Ended
                                                       June 30,                 June 30,
                                                 --------------------      ------------------
(In millions)                                       2001      2000           2001      2000
---------------------------------------------------------------------      ------------------
Segment  revenues
   Premiums                                       $   7.6   $   8.8       $  33.1   $   35.3
   Fees                                              99.2     102.7         199.6      205.2
   Net investment income                             72.0      72.4         143.2      145.4
   Other income                                      25.5      29.3          51.6       56.6
                                                   --------  --------      -------   --------
Total segment revenues                              204.3     213.2         427.5      442.5

Policy benefits, claims and losses                   78.5      71.0         172.2      162.7
Policy acquisition and other operating expenses      83.2      86.7         168.4      169.9
                                                   --------  --------      -------   --------
Segment income                                    $  42.6   $  55.5       $  86.9   $  109.9
                                                   ========  ========      =======   ========


Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Segment income decreased $12.9 million, or 23.2%, to $42.6 million during the second quarter of 2001. This decrease reflects lower asset-based fee and other income, as well as an increase in policy benefits and other operating expenses, net of lower deferred acquisition costs. The decline in asset-based fees and other income is principally attributable to a decrease in the market value of assets under management in the variable product lines, and to lower brokerage income.

Segment revenues decreased $8.9 million, or 4.2%, in the second quarter of 2001, primarily due to lower asset-based fees and other income. Oher income decreased $3.8 million, or 13.0%, to $25.5 million. This decline was primarily due to lower brokerage income resulting from a decrease in mutual fund and general securities transaction volumes as well as decreased investment management fees due to depreciation in variable product assets under management. Fee income decreased $3.5 million, or 3.4%, to $99.2 million primarily as a result of variable annuity fees which decreased $4.4 million, or 7.5%. A decline in the market value of average variable annuity assets under management resulted in decreased fee income of $6.7 million. This was partially offset by fees of $2.3 million from additional variable annuity deposits. This decrease in fee income was partially offset by a $1.3 million increase in individual variable universal life policy fees, primarily due to additional deposits. A decline in net investment income, which primarily resulted from the impact of defaulted bonds, was substantially offset by additional income from the investment of higher general account deposits, including approximately $300 million of deposits from the introduction of a promotional annuity program. This program offered an enhanced crediting rate of 7% for new general account deposits, for up to one year. The Company completed this program in the second quarter of 2001. (See "Investment Portfolio")

Policy benefits, claims and losses increased $7.5 million, or 10.6%, to $78.5 million, primarily due to an increase in general account deposits, including the introduction of the aforementioned promotional annuity program. This increase is also attributable to less favorable mortality experience in the individual variable universal life product line.

Policy acquisition and other operating expenses decreased $3.5 million, or 4.0%, to $83.2 million in the second quarter of 2001. Policy acquisition expenses decreased $7.8 million due to a refinement in the methodology used by the Company's deferred policy acquisition cost valuation system, as well as lower annuity profits. Partially offsetting this decrease was a $4.3 million increase in other operating expenses resulting primarily from increased distribution and technology costs.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment income decreased $23.0 million, or 20.9%, to $86.9 million during the first six months of 2001. This decrease primarily reflects lower asset-based fee and other income, as well as an increase in policy benefits and other operating expenses, net of lower deferred acquisition costs. The decline in asset-based fees and other income is principally attributable to a decrease in the market value of assets under management in the variable product lines, and to lower brokerage income.

Segment revenues decreased $15.0 million, or 3.4%, in the first six months of 2001, primarily due to lower asset-based fees and other income. Fee income decreased $5.6 million, or 2.7%, to $199.6 million, primarily due to variable annuity fees which decreased $6.9 million, or 5.9%. A decline in the market value of average variable annuity assets under management resulted in a $10.8 million decrease in fee income, partially offset by an increase of $3.9 million from additional deposits. In addition, non-variable universal life policy fees decreased $1.5 million in the first six months of 2001, primarily due to a decline in average invested assets resulting from the continued shift in focus to variable life insurance and annuity products. These decreases in fee income were partially offset by a $3.1 million increase in fees from variable universal life policies, primarily due to additional deposits. Other income decreased $5.0 million, or 8.8%, to $51.6 million. This decline was primarily due to lower brokerage income resulting from a decrease in mutual fund and general securities transaction volumes, as well as decreased investment management fees resulting from depreciation in variable product assets under management. Net investment income declined $2.2 million primarily due to the impact of defaulted bonds and to lower average mortgage investments and yields. This decline was partially offset by additional income from the investment of higher general account deposits, including deposits from the aforementioned promotional annuity program.

Policy benefits, claims and losses increased $9.5 million, or 5.8%, to $172.2 million in the first six months of 2001, primarily due to an increase in general account deposits, including the introduction of the aforementioned promotional annuity program, and to less favorable mortality experience in the individual variable universal life product line. These increases were partially offset by more favorable mortality experience in the traditional life line of business.

Policy acquisition and other operating expenses decreased $1.5 million, or 0.9%, to $168.4 million in the first six months of 2001. Policy acquisition expenses decreased $13.0 million due to the aforementioned refinement in the methodology used by the Company's deferred policy acquisition cost valuation system, as well as lower annuity profits. Partially offsetting this decrease was an $11.5 million increase in other operating expenses primarily from increased distribution and technology costs.

Statutory Premiums and Deposits

The following table sets forth statutory premiums and deposits by product for the Allmerica Financial Services segment.

                                                      (Unaudited)             (Unaudited)
                                                     Quarter Ended         Six Months Ended
                                                        June 30,                June 30,
                                                ----------------------------------------------
   (In millions)                                    2001       2000        2001       2000
   ------------------------------------------  -----------------------------------------------
    Insurance:
       Traditional life                         $    7.8   $    9.0    $    24.0  $    25.6
       Universal life                                4.8        4.7          9.4       10.5
       Variable universal life                      43.0       51.5        101.3      102.7
       Individual health                             0.1        -            0.2        0.1
       Group variable universal life                20.9       18.6         59.3       30.1
                                                 --------   --------    ---------  ---------
          Total insurance                           76.6       83.8        194.2      169.0
                                                 --------   --------    ---------  ---------

    Annuities:
       Separate account annuities                  480.9      676.5        979.3    1,355.4
       General account annuities                   326.0      125.4        556.4      264.1
       Retirement investment accounts                1.6        2.6          3.9        6.1
                                                 --------   --------    ---------  ---------
          Total individual annuities               808.5      804.5      1,539.6    1,625.6

       Group annuities                              70.3       90.7        165.2      259.3
                                                 --------   --------    ---------  ---------
          Total annuities                          878.8      895.2      1,704.8    1,884.9
                                                 --------   --------    ---------  ---------

    Total premiums and deposits                 $  955.4   $  979.0    $ 1,899.0  $ 2,053.9
                                                 ========   ========    =========  =========


Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Total premiums and deposits decreased $23.6 million, or 2.4%, to $955.4 million. These decreases are primarily due to lower separate account, group annuity and variable universal life deposits, partially offset by higher general account deposits. The Company believes that the lower separate account, group annuity, and variable universal life deposits reflect an industry-wide trend resulting from a general decline in the equity markets. In addition, group annuity deposits decreased due to the Company's decision to cease marketing activities for new group retirement business. Partially offsetting these decreases were higher annuity deposits into the Company's general account, resulting in part, from the aforementioned promotional annuity program.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

For the six months ended June 30, 2001, total premiums and deposits decreased $154.9 million, or 7.5%, to $1,899.0 million. These decreases are primarily due to lower separate account and group annuity deposits resulting from the aforementioned general decline in the equity markets and to the Company's decision to cease marketing activities for new group retirement business. Partially offsetting these decreases were higher annuity deposits into the Company's general account resulting, in part, from the aforementioned promotional annuity program.

Annuity products are distributed primarily through three distribution channels:
(1) "Agency", which consists of the Company's career agency force; (2) "Select", which consists of a network of third party broker-dealers; and (3) "Partners", which includes distributors of the mutual funds advised by Zurich Scudder Investments ("Zurich-Scudder"), Pioneer Investment Management, Inc. and Delaware Management Company ("Delaware"). Select, Partners, and Agency represented, respectively, approximately 40%, 35%, and 25% of individual annuity deposits in the second quarter and first six months of 2001, and Zurich-Scudder represented 25% of all individual annuity deposits. During the second quarter and first six months of 2000, Select, Partners, and Agency represented, respectively, approximately 25%, 45%, and 30% of individual annuity deposits. The increase in deposits within the Select channel resulted primarily from the aforementioned promotional annuity program which was only available in the Select channel.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.


                                       (Unaudited)              (Unaudited)
                                      Quarter Ended           Six Months Ended
                                         June 30,                 June 30,
                                  -----------------------------------------------
(In millions)                        2001         2000        2001          2000
---------------------------------------------------------------------------------
Interest margins on GICs
   Net investment income          $   39.5     $  32.1      $  76.4      $ 58.5
   Interest credited                  35.6        28.5         67.6        50.9
                                    --------    --------     ---------    -------
Net interest margin                    3.9         3.6          8.8         7.6
                                    --------    --------     ---------    -------
Fees and other income
   External                            1.1         1.5          2.8         3.1
   Internal                            1.3         1.3          2.7         2.6
Other operating expenses              (1.9)       (1.8)        (3.9)       (3.6)
                                    --------    --------     ---------    -------
Segment income                    $    4.4     $   4.6      $  10.4      $  9.7
                                    ========    ========     =========    =======


Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Segment income decreased $0.2 million, or 4.3%, to $4.4 million during the second quarter of 2001. This decline is primarily due to a decrease in fee and other income related to external clients, partially offset by increased earnings on guaranteed investment contracts ("GICs"). Lower investment management fees related to external clients resulted from decreased fees from the management of a securitized investment portfolio, partially offset by an increase in other external fixed income assets under management. Other external assets under management grew in the second quarter of 2001 due to increased business from new and existing money market and fixed income fund clients. Earnings from GICs increased in the second quarter primarily due to additional long-term funding agreement deposits of approximately $300.0 million, partially offset by lower investment income due to defaults of certain bonds supporting GIC obligations.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment income increased $0.7 million, or 7.2%, to $10.4 million in the first six months of 2001. This increase is primarily due to increased earnings on GICs, partially offset by a decrease in fees and other income related to external clients. Earnings on GICs increased in 2001 primarily due to additional long-term funding agreement deposits of $1.1 billion, partially offset by lower investment income due to the aforementioned bond defaults. The decrease in external fees and other income primarily resulted from the aforementioned decrease in fees from the management of a securitized investment portfolio, partially offset by an increase in other external assets under management from additional deposits.


Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                                        (Unaudited)             (Unaudited)
                                       Quarter Ended          Six Months Ended
                                         June 30,                 June 30,
                                    --------------------------------------------
(In millions)                        2001         2000        2001        2000
--------------------------------------------------------------------------------
Segment  revenues
  Net investment income          $    1.5      $    1.7    $   2.5    $    2.7

Interest expense                      3.8           3.8        7.6         7.6
Other operating expenses             13.3          10.1       26.7        21.8
                                   --------      --------   --------    -------
Segment loss                     $  (15.6)     $  (12.2)   $ (31.8)   $  (26.7)
                                   ========      ========   ========    =======


Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Segment loss increased $3.4 million, or 27.9%, to $15.6 million in the second quarter of 2001 primarily due to the timing of corporate overhead costs and certain corporate overhead expenses previously allocated to other operating segments.

Interest expense for both periods relates to the interest paid on the Senior Debentures of the Company.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment loss increased $5.1 million, or 19.1%, to $31.8 million in the first six months of 2001 primarily due to the timing of corporate overhead costs and certain corporate overhead expenses previously allocated to other operating segments.

Interest expense for both periods relates to the interest paid on the Senior Debentures of the Company.


Investment Portfolio

The Company held general account investment assets diversified across several asset classes, as follows:

                                                (Unaudited)
                                              June 30, 2001                 December 31, 2000
                                     ----------------------------------------------------------
                                       Carrying       % of Total         Carrying     % of Total
(Dollars in millions)                   Value      Carrying Value         Value     Carrying Value
---------------------------------------------------------------------------------------------------
Fixed maturities (1)                   $  9,031.3        84.4%        $   8,118.0        83.9%
Equity securities (1)                        75.1         0.7                85.5         0.9
Mortgages                                   568.8         5.3               617.6         6.4
Policy loans                                384.6         3.6               381.3         3.9
Cash and cash equivalents                   482.7         4.5               281.1         2.9
Other long-term investments                 162.3         1.5               193.2         2.0
                                      ------------  -------------    -------------    ------------
     Total                             $ 10,704.8       100.0%        $   9,676.7       100.0%
                                      ============  =============    =============    ============

 (1) The Company carries fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets increased $1.0 billion, or 10.6%, to $10.7 billion during the first six months of 2001. This increase consisted primarily of additional fixed maturities of $913.3 million and additional cash and cash equivalents of $201.6 million. The increases in fixed maturities and cash and cash equivalents are primarily due to the investment of funds received from the sale of GICs by the Allmerica Asset Management segment, as well as the aforementioned promotional annuity program in the Allmerica Financial Services segment.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 89.2% and 88.1% of the Company's total fixed maturity portfolio at June 30, 2001 and December 31, 2000, respectively. The average yield on fixed maturities was 7.4% and 7.3% for the six months ended June 30, 2001 and 2000, respectively. Although management expects that new funds will be invested primarily in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

As a result of the Company's exposure to below investment grade securities, the Company recognized $95.2 million and $19.9 million of realized losses on other than temporary impairments of fixed maturities during the first six months of 2001 and 2000, respectively. The losses reflect the continued deterioration of the high-yield market. The recognition of these losses followed the review of recent defaults on interest payments, financial information from issuers, estimated future cash flows and other trends in the high-yield market. No assurance can be given that the fixed maturity impairments will, in-fact, be adequate to cover future losses or that substantial additional impairments will not be required in the future.

In addition, the Company had fixed maturity securities with a carrying value of $19.6 million and $7.5 million on non-accrual status at June 30, 2001 and December 31, 2000, respectively. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the investments, was a reduction in net investment income of $6.8 million and $1.7 million for the six months ended June 30, 2001 and 2000, respectively. Management expects that defaults in the fixed maturities portfolio will continue to negatively impact investment income.

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

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

The provision for federal income taxes before minority interest, discontinued operations and the effect of a change in accounting principle was a $1.7 million benefit during the second quarter of 2001 compared to an $8.4 million expense during the same period in 2000. These provisions resulted in consolidated effective federal tax rates of (11.0%) and 14.0% for the quarters ended June 30, 2001 and 2000, respectively. The decrease in the rate is primarily due to increased realized losses in the second quarter of 2001, to lower underwriting income resulting in an increase in the proportion of tax-exempt investment income to pre-tax income, and to an increase in the dividends received deduction associated with the Company's variable products.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

The provision for federal income taxes before minority interest, discontinued operations and the effect of a change in accounting principle was $4.7 million during the first six months of 2001 compared to $15.9 million during the same period in 2000. These provisions resulted in consolidated effective federal tax rates of 9.0% and 15.6% for the six months ended June 30, 2001 and 2000, respectively. The decrease in the rate is primarily due to lower underwriting income in the first six months of 2001 resulting in an increase in the proportion of tax-exempt investment income to pre-tax income, as well as to an increase in the dividends received deduction associated with the Company's variable products.


Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. During the first six months of 2001, AFC received $100.0 million of dividends from its property and casualty businesses. Additional dividends from the Company's insurance subsidiaries in 2001 would be considered "extraordinary" and would require prior approval from the respective state regulators.

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

Net cash provided by operating activities was $263.4 million during the first six months of 2001, compared to net cash used in operating activities of $128.3 million for the same period of 2000. The increase in 2001 is primarily the result of funds received from the aforementioned promotional annuity program, an increase in premiums received from the property and casualty business and decreased federal income tax payments. These increases in cash were partially offset by increased loss and LAE payments in the property and casualty business.

Net cash used in investing activities was $784.9 million and $482.5 million during the first six months of 2001 and 2000, respectively. The increase in cash used in 2001 is primarily due to a $358.2 million year over year increase in net purchases of fixed maturites primarily due to the timing of investing new funding agreement deposits and from additional deposits into the general account, including those related to the aforementioned promotional annuity program. The increased use of cash was partially offset by a decline in the purchase of other investments.

Net cash provided by financing activities was $723.1 million and $486.9 million during the first six months of 2001 and 2000, respectively. The increase in 2001 is primarily due to an increase in net funding agreement deposits, including trust instruments supported by funding obligations, of $193.1 million and a $46.8 million year over year reduction in cash used for the Company's share repurchase program.

In the opinion of management, AFC has sufficient funds at the holding company or available through dividends from its insurance subsidiaries, or through available credit facilities to meet its obligations to pay interest on the Senior Debentures, Capital Securities and dividends, when and if declared by the Board of Directors, on the common stock.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. AFC has $215.0 million available under a committed syndicated credit agreement which expires on May 24, 2002. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. At June 30, 2001, no amounts were outstanding under this agreement. The Company had $69.3 million of commercial paper borrowings outstanding at June 30, 2001. These borrowings are used in connection with the Company's premium financing business, which is included in the Risk Management segment.


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

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company has insured in either the current or in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, and tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations; (v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) difficulties in recruiting new or retaining existing career agents, wholesalers and partnership relations to support the sale of variable products; (viii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (ix) loss or retirement of key executives; (x) increases in medical costs, including increases in utilization, costs of medical services, pharmaceuticals, durable medical equipment and other covered items;
(xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting, based on genetic testing and other criteria; (xiii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's and A.M. Best;
(xiv) lower appreciation on or decline in value of the Company's managed investments or the investment markets in general, resulting in reduced variable product sales, assets and related fees and increased surrenders; (xv) possible claims relating to sales practices for insurance products; (xvi) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts; (xvii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products; (xviii) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets;
(xix) losses resulting from the Company's participation in certain reinsurance pools; (xx) adverse results of regulatory audits related to the Company's prior years' federal income tax filings; (xxi) losses due to foreign currency fluctuations; (xxii) the inability to realize expense savings and enhanced revenues from restructuring initiatives and (xxiii) defaults in debt securities held by the Company.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3

                     QUANTITATIVE AND QUALITATIVE DICLOSURES
                                ABOUT MARKET RISK


Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2000, included in the Company's Form 10-K for the year ended December 31, 2000. There have been no material changes in the first six months of 2001 to such risks or our management of such risks.

                           PART II - OTHER INFORMATION
                                     ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


This registrant's annual shareholder's meeting was held on May 15, 2001. All five directors nominated for re-election by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulations 14A of the Securities and Exchange Act of 1934.


                                VOTES FOR          WITHHELD
Michael P. Angelini            39,432,378          248,014
Robert P. Henderson            39,522,201          158,191
Terrence Murray                39,527,872          152,520
John F. O'Brien                39,532,335          148,057
Herbert M. Varnum              39,529,033          151,359

The other directors whose terms were continued after the Annual Meeting are Mr.
E. Gordon Gee, Mr. Samuel J. Gerson, Ms. Gail L. Harrison, Mr. M Howard Jacobson, Mr. Wendell J. Knox, Mr. Robert J. Murray and Mr. John R. Towers.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Independent Public Accountants of the Company for 2001: for 39,383,311; against 208,500; abstain 88,581.

                           PART II - OTHER INFORMATION
                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          EX-10.38 Amendment to the Credit Agreement dated as of May 25, 2001 between the Registrant and the Chase Manhattan Bank

          EX-10.39 Stock Pledge and Loan Agreement dated as of February 5, 2001 between AMGRO, Inc., a subsidiary of the Registrant, and Robert P. Restrepo, Jr.

(b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Allmerica Financial Corporation
                                   Registrant



Dated    August 14, 2001
                                               /s/John F. O'Brien
                                               ------------------
                                                 John F. O'Brien
                                         President and Chief Executive Officer


Dated    August 14, 2001
                                              /s/Edward J. Parry III
                                              ----------------------
                                                 Edward J. Parry III
                                    Vice President, Chief Financial Officer and
                                            Principal Accounting Officer

                                  EXHIBIT INDEX


   Exhibit
   Number     Exhibit

   10.38 Amendment to the Credit Agreement dated as of May 25, 2001 between the Registrant and the Chase Manhattan Bank.

   10.39 Stock Pledge and Loan Agreement dated as of February 5, 2001 between AMGRO, Inc., a subsidiary of the Registrant, and Robert P. Restrepo, Jr.