Form 10-Q
period 2001-09-30
ALLMERICA FINANCIAL CORP
filed 2001-11-14
CIK 944695

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended:       September 30, 2001
                                            ----------------------------

                                       OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
    For the transition period from:                         to
                                   ------------------------    ------------
                    Commission file number:         1-13754
                                            -------------------------

                        ALLMERICA FINANCIAL CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       04-3263626
--------------------------------                    --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


440 Lincoln Street, Worcester, Massachusetts                 01653
--------------------------------------------             -------------
  (Address of principal executive offices)                 (Zip Code)


                                (508) 855-1000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]     No [ ]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 52,887,233 shares of common stock outstanding, as of November 1, 2001.


              Total Number of Pages 37 Included in This Document
                          Exhibit Index is on Page 38

                               TABLE OF CONTENTS


                           PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Statements of Income....................................................           3
         Consolidated Balance Sheets..........................................................           4
         Consolidated Statements of Shareholders' Equity......................................           5
         Consolidated Statements of Comprehensive Income......................................           6
         Consolidated Statements of Cash Flows................................................           7
         Notes to Interim Consolidated Financial Statements...................................      8 - 17

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................     18 - 34

 Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................          35

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.....................................................          36

SIGNATURES....................................................................................          37

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                        ALLMERICA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               (Unaudited)           (Unaudited)
                                                                              Quarter Ended       Nine Months Ended
                                                                              September 30,         September 30,
                                                                           ------------------     --------------------
(In millions, except per share data)                                         2001       2000        2001         2000
======================================================================================================================
Revenues
        Premiums.......................................................   $ 559.9    $ 535.1    $ 1,685.4    $ 1,587.0
        Universal life and investment product policy fees..............      95.0      110.9        294.6        316.1
        Net investment income..........................................     169.6      165.4        501.1        481.3
        Net realized investment losses.................................      (4.9)     (31.8)       (89.6)      (102.6)
        Other income...................................................      32.8       36.2        104.9        106.9
                                                                          -------    -------    ---------    ---------
             Total revenues............................................     852.4      815.8      2,496.4      2,388.7
                                                                          -------    -------    ---------    ---------
Benefits, losses and expenses
        Policy benefits, claims, losses and loss adjustment expenses...     558.6      500.9      1,636.7      1,470.2
        Policy acquisition expenses....................................     125.4      108.3        355.8        341.4
        Other operating expenses.......................................     144.6      127.0        427.8        375.5
        Restructuring costs............................................         -          -            -         20.3
                                                                          -------    -------    ---------    ---------
             Total benefits, losses and expenses.......................     828.6      736.2      2,420.3      2,207.4
                                                                          -------    -------    ---------    ---------
        Income before federal income taxes.............................      23.8       79.6         76.1        181.3
                                                                          -------    -------    ---------    ---------
         Federal income tax (benefit) expense:
             Current...................................................     (71.4)       6.7        (99.6)         1.5
             Deferred..................................................      60.0        6.4         92.9         27.5
                                                                          -------    -------    ---------    ---------
             Total federal income tax (benefit) expense................     (11.4)      13.1         (6.7)        29.0
                                                                          -------    -------    ---------    ---------
        Income before minority interest and cumulative effect of
          change in accounting principle...............................      35.2       66.5         82.8        152.3

        Minority interest:
         Distributions on mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated
           debentures of the Company...................................      (4.0)      (4.0)       (12.0)       (12.0)
                                                                          -------    -------    ---------    ---------
         Income before cumulative effect of change in accounting
           principle...................................................      31.2       62.5         70.8        140.3
                                                                          -------    -------    ---------    ---------
         Cumulative effect of change in accounting principle (less
           applicable income tax benefit of $1.7 for the nine months
           ended September 30, 2001)...................................         -          -         (3.2)           -
                                                                          -------    -------    ---------    ---------
         Net income....................................................   $  31.2    $  62.5    $    67.6    $   140.3
                                                                          =======    =======    =========    =========

         PER SHARE DATA
          Basic
          -----
            Income before cumulative effect of change in accounting
              principle................................................   $  0.59    $  1.18    $    1.34    $    2.62

            Cumulative effect of change in accounting principle (less
              applicable income tax benefit of $0.03 for the nine
              months ended September 30, 2001).........................         -          -        (0.06)           -
                                                                          -------    -------    ---------    ---------
            Net income.................................................   $  0.59    $  1.18    $    1.28    $    2.62
                                                                          =======    =======    =========    =========
            Weighted average shares outstanding........................      52.7       53.1         52.6         53.5
                                                                          -------    -------    ---------    ---------
          Diluted
          -------
            Income before cumulative effect of change in accounting
              principle................................................   $  0.59    $  1.16    $    1.33    $    2.59

            Cumulative effect of change in accounting principle (less
              applicable income tax benefit of $0.03 for the nine
              months ended September 30, 2001).........................         -          -        (0.06)           -
                                                                          -------    -------    ---------    ---------
            Net income.................................................   $  0.59    $  1.16    $    1.27    $    2.59
                                                                          =======    =======    =========    =========

            Weighted average shares outstanding........................      53.1       53.9         53.1         54.1
                                                                          -------    -------    ---------    ---------
            Dividends declared to shareholders.........................   $     -    $  0.25    $       -    $    0.25
                                                                          =======    =======    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                            (Unaudited)
                                                                                            September 30,   December 31,
(In millions, except per share data)                                                            2001            2000
========================================================================================================================
Assets
   Investments:
       Fixed maturities-at fair value (amortized cost of $9,004.4 and $8,153.7)...........   $  9,221.1       $  8,118.0
       Equity securities-at fair value (cost of $61.0 and $60.0)..........................         56.2             85.5
       Mortgage loans.....................................................................        548.5            617.6
       Policy loans.......................................................................        382.0            381.3
       Other long-term investments........................................................        159.4            193.2
                                                                                             ----------       ----------
           Total investments..............................................................     10,367.2          9,395.6
                                                                                             ----------       ----------
   Cash and cash equivalents..............................................................        600.9            281.1
   Accrued investment income..............................................................        150.2            155.4
   Premiums, accounts and notes receivable, net...........................................        628.7            618.1
   Reinsurance receivable on paid and unpaid losses,
          benefits and unearned premiums..................................................      1,387.5          1,423.8
   Deferred policy acquisition costs......................................................      1,724.8          1,608.2
   Deferred federal income taxes..........................................................            -            103.8
   Other assets...........................................................................        687.5            564.6
   Separate account assets................................................................     13,367.0         17,437.4
                                                                                             ----------       ----------
       Total assets.......................................................................   $ 28,913.8       $ 31,588.0
                                                                                             ==========       ==========
Liabilities
   Policy liabilities and accruals:
       Future policy benefits.............................................................   $  4,051.3       $  3,617.4
       Outstanding claims, losses and loss adjustment expenses............................      2,899.2          2,880.9
       Unearned premiums..................................................................      1,056.4            981.6
       Contractholder deposit funds and other policy liabilities..........................      1,880.8          2,193.1
                                                                                             ----------       ----------
           Total policy liabilities and accruals..........................................      9,887.7          9,673.0
                                                                                             ----------       ----------
   Expenses and taxes payable.............................................................        787.4            768.6
   Reinsurance premiums payable...........................................................        112.8            122.3
   Trust instruments supported by funding obligations.....................................      1,644.4            621.5
   Short-term debt........................................................................         71.0             56.6
   Long-term debt.........................................................................        199.5            199.5
   Deferred federal income taxes..........................................................         14.2                -
   Separate account liabilities...........................................................     13,367.0         17,437.4
                                                                                             ----------       ----------
       Total liabilities..................................................................     26,084.0         28,878.9
                                                                                             ----------       ----------
   Minority interest:
       Mandatorily redeemable preferred securities of a subsidiary trust holding
          solely junior subordinated debentures of the Company............................        300.0            300.0
                                                                                             ----------       ----------

   Commitments and contingencies  (Note 12)

Shareholders' equity
   Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued..........            -                -
   Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million
       shares issued......................................................................          0.6              0.6
   Additional paid-in capital.............................................................      1,756.0          1,765.3
   Accumulated other comprehensive income (loss)..........................................         44.7             (5.2)
   Retained earnings......................................................................      1,136.3          1,068.7
   Treasury stock at cost (7.5 million and 7.7 million shares)............................       (407.8)          (420.3)
                                                                                             ----------       ----------
       Total shareholders' equity.........................................................      2,529.8          2,409.1
                                                                                             ----------       ----------
          Total liabilities and shareholders' equity......................................   $ 28,913.8       $ 31,588.0
                                                                                             ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               (Unaudited)
                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                          ----------------------
(In millions)                                                                                 2001         2000
================================================================================================================
Preferred Stock
  Balance at beginning and end of period..............................................    $       -    $       -
                                                                                          ---------    ---------

Common Stock
  Balance at beginning and end of period..............................................          0.6          0.6
                                                                                          ---------    ---------


Additional paid-in capital
  Balance at beginning of period......................................................      1,765.3      1,770.5
     Unearned compensation related to restricted stock and other......................         (9.3)        (6.4)
                                                                                          ---------    ---------
  Balance at end of period............................................................      1,756.0      1,764.1
                                                                                          ---------    ---------

Accumulated Other Comprehensive Income (Loss)
 Net unrealized appreciation (depreciation) on investments
  Balance at beginning of period......................................................         (5.2)       (75.3)
     Net appreciation on available-for-sale securities and derivative instruments.....         76.8         59.9
     Provision for deferred federal income taxes......................................        (26.9)       (20.9)
                                                                                          ---------    ---------
               Other comprehensive income.............................................         49.9         39.0
                                                                                          ---------    ---------
  Balance at end of period............................................................         44.7        (36.3)
                                                                                          ---------    ---------

Retained earnings
  Balance at beginning of period......................................................      1,068.7        882.2

     Net income.......................................................................         67.6        140.3
     Dividends to shareholders........................................................            -        (13.4)
                                                                                          ---------    ---------
  Balance at end of period............................................................      1,136.3      1,009.1
                                                                                          ---------    ---------

Treasury Stock
  Balance at beginning of period......................................................       (420.3)      (337.8)
     Shares purchased at cost.........................................................            -        (61.3)
     Shares reissued at cost..........................................................         12.5         18.9
                                                                                          ---------    ---------
  Balance at end of period............................................................       (407.8)      (380.2)
                                                                                          ---------    ---------

       Total shareholders' equity.....................................................    $ 2,529.8    $ 2,357.3
                                                                                          =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              (Unaudited)              (Unaudited)
                                                             Quarter Ended          Nine Months Ended
                                                             September 30,            September 30,
                                                        -----------------------   ----------------------
(In millions)                                               2001         2000         2001         2000
========================================================================================================
Net income............................................   $  31.2      $  62.5      $  67.6      $ 140.3

Other comprehensive (loss) income:
   Available-for-sale securities:
      Net appreciation during the period..............      78.8         42.3        151.4         59.9
      Provision for deferred federal income taxes.....     (27.6)       (14.9)       (53.0)       (20.9)
                                                         -------      -------      -------      -------
   Total available-for-sale securities................      51.2         27.4         98.4         39.0
                                                         -------      -------      -------      -------

   Derivative instruments:
      Net depreciation during the period..............     (80.1)           -        (74.6)           -
      Benefit for deferred federal income taxes.......      28.0            -         26.1            -
                                                         -------      -------      -------      -------
   Total derivative instruments.......................     (52.1)           -        (48.5)           -
                                                         -------      -------      -------      -------
Other comprehensive (loss) income.....................      (0.9)        27.4         49.9         39.0
                                                         -------      -------      -------      -------

Comprehensive income..................................   $  30.3      $  89.9      $ 117.5      $ 179.3
                                                         =======      =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                        ALLMERICA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    (Unaudited)
                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                               ------------------------
(In millions)                                                                                      2001        2000
=======================================================================================================================
Cash flows from operating activities
  Net income..............................................................................     $     67.6    $    140.3
    Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized losses.................................................................           89.6         102.6
      Net amortization and depreciation...................................................           14.5          18.4
      Deferred federal income taxes.......................................................           92.9          29.8
      Change in deferred acquisition costs................................................         (133.0)       (179.2)
      Change in premiums and notes receivable, net of reinsurance payable.................          (20.1)        (32.5)
      Change in accrued investment income.................................................            5.2          (0.2)
      Change in policy liabilities and accruals, net......................................          504.3         150.4
      Change in reinsurance receivable....................................................           36.3         (26.5)
      Change in expenses and taxes payable................................................         (201.1)          2.8
      Separate account activity, net......................................................              -          (0.2)
      Other, net..........................................................................          (34.0)         (8.2)
                                                                                               ----------    ----------
          Net cash provided by operating activities.......................................          422.2         197.5
                                                                                               ----------    ----------

Cash flows from investing activities
    Proceeds from disposals and maturities of available-for-sale fixed maturities.........        1,836.9       2,321.2
    Proceeds from disposals of equity securities..........................................           41.7          11.8
    Proceeds from disposals of other investments..........................................           42.2          31.5
    Proceeds from mortgages matured or collected..........................................           68.6          83.0
    Purchase of available-for-sale fixed maturities.......................................       (2,740.4)     (3,056.7)
    Purchase of equity securities.........................................................          (10.4)        (16.1)
    Purchase of other investments.........................................................          (19.5)       (118.2)
    Purchase of company owned life insurance..............................................              -         (64.9)
    Capital expenditures..................................................................          (22.7)         (8.4)
    Other, net............................................................................            1.5          (0.1)
                                                                                               ----------    ----------
          Net cash used in investing activities...........................................         (802.1)       (816.9)
                                                                                               ----------    ----------

Cash flows from financing activities
    Deposits and interest credited to contractholder deposit funds........................          148.4         588.1
    Withdrawals from contractholder deposit funds.........................................         (490.4)       (561.1)
    Deposits to trust instruments supported by funding obligations........................        1,109.2         496.2
    Withdrawals from trust instruments supported by funding obligations...................          (86.3)            -
    Change in short-term debt.............................................................           14.4           8.9
    Proceeds from issuance of common stock................................................              -           0.6
    Treasury stock purchased at cost......................................................              -         (58.9)
    Treasury stock reissued at cost.......................................................            4.4          18.9
    Other, net............................................................................              -          (1.1)
                                                                                               ----------    ----------
          Net cash provided by financing activities.......................................          699.7         491.6
                                                                                               ----------    ----------

Net change in cash and cash equivalents...................................................          319.8        (127.8)
Cash and cash equivalents, beginning of period............................................          281.1         464.8
                                                                                               ----------    ----------
Cash and cash equivalents, end of period..................................................     $    600.9    $    337.0
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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2000 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

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

4. Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During the third quarter of 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. The Company also recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to a measurement date of June 30, 1999, approximately $15.1 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of approximately $26 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $101.7 million at September 30, 2001 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At September 30, 2001 and 2000, the discontinued segment had assets of approximately $397.1 million and $505.1 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $367.6 million and $419.8 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $8.1 million and $39.0 million for the quarters ended September 30, 2001 and 2000, respectively, and $27.9 million and $174.7 million for the nine months ended September 30, 2001 and 2000, respectively.

5. Significant Transactions

As of September 30, 2001, the Company has repurchased approximately $436.3 million, or approximately 8 million shares, of its common stock under programs authorized by the Board of Directors (the "Board") in 1998, 1999 and 2000. As of September 30, 2001, the Board had authorized total stock repurchases of $500.0 million, leaving approximately $63.7 million available to the Company for future repurchases. There have been no share repurchases to date in 2001. The Company repurchased approximately 1.9 million shares at a cost of approximately $103.4 million in 2000.

During the second quarter of 2000, the Company adopted a formal company-wide restructuring plan. This plan is the result of a corporate initiative that began in the fall of 1999, intended to reduce expenses and enhance revenues. This plan consists of various initiatives including a series of internal reorganizations, consolidations in home office operations, consolidations in field offices, changes in distribution channels and product changes. As a result of the Company's restructuring plan, it recognized a pre-tax charge of $21.4 million during 2000. Approximately $5.7 million of this charge relates to severance and other employee related costs resulting from the elimination of approximately 360 positions, of which 240 employees have been terminated as of September 30, 2001 and 120 vacant positions have been eliminated. All levels of employees, from staff to senior management, were affected by the restructuring. In addition, approximately $15.7 million of this charge relates to other restructuring costs, consisting of one-time project costs, lease cancellations and the present value of idle leased space. As of September 30, 2001, the Company has made payments of approximately $20.6 million related to this restructuring plan, of which approximately $5.4 million relates to severance and other employee related costs. This plan has been substantially implemented.

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

The Company uses derivative financial instruments, primarily interest rate swaps and futures contracts, with indices that correlate to balance sheet instruments to modify its indicated net interest sensitivity to levels deemed to be appropriate. Specifically, for floating rate funding agreements that are matched with fixed rate securities, the Company manages the risk of cash flow variability by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. Under interest rate swap contracts, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. Additionally, the Company uses exchange traded financial futures contracts to hedge against interest rate risk on anticipated guaranteed investment contract ("GIC") sales and other funding agreements, as well as the reinvestment of fixed maturities. The Company is exposed to interest rate risk from the time of sale of the GIC until the receipt of the deposit and purchase of the underlying asset to back the liability. Similarly, the Company is exposed to interest rate risk on fixed maturities reinvestments from the time of maturity until the purchase of new fixed maturities. The Company only trades futures contracts with nationally recognized brokers, which the Company believes have adequate capital to ensure that there is minimal risk of default.

As a result of the Company's issuance of trust instruments supported by funding obligations denominated in foreign currencies, as well as the Company's investment in securities denominated in foreign currencies, the Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Swiss Franc, Japanese Yen, British Pound and Euro. From time to time, the Company may also have exposure to other foreign currencies. To mitigate the short-term effect of changes in currency exchange rates, the Company regularly enters into foreign exchange swap contracts to hedge its net foreign currency exposure. Additionally, the Company enters into compound currency/interest rate swap contracts to hedge foreign currency and interest rate exposure on specific trust instruments supported by funding obligations. Under these swap contracts, the Company agrees to exchange interest and principal related to foreign fixed income securities and trust obligations payable in foreign currencies, at current exchange rates, for the equivalent payment in U.S. dollars translated at a specific currency exchange rate.

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

Fair Value Hedges

The Company enters into compound foreign currency/interest rate swaps to convert its foreign denominated fixed rate trust instruments supported by funding obligations to U.S. dollar floating rate instruments. For the nine months ended September 30, 2001, the Company recognized a net gain of $0.3 million (reported as other income in the Consolidated Statements of Income), which represented the ineffective portion of all fair value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

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

For the nine months ended September 30, 2001, the Company recognized a net gain of $2.0 million, reported as other income in the Consolidated Statements of Income, which represented the total ineffectiveness of all cash flow hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of September 30, 2001, $73.1 million of the deferred net losses on derivative instruments accumulated in other comprehensive income could be recognized in earnings during the next twelve months depending on the forward interest rate and currency rate environment. Transactions and events that (1) are expected to occur over the next twelve months and (2) will necessitate reclassifying to earnings these derivatives gains (losses) include (a) the re-pricing of variable rate trust instruments supported by funding obligations, (b) the interest payments (receipts) on foreign denominated trust instruments supported by funding obligations and foreign securities, (c) the anticipated sale of GICs and other funding agreements, and (d) the anticipated reinvestment of fixed maturities. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is 12 months.

Trading Activities

The Company enters into insurance portfolio-linked and credit default swap contracts for investment purposes. Under the insurance portfolio-linked swap contracts, the Company agrees to exchange cash flows according to the performance of a specified underwriter's portfolio of insurance business. As with interest rate swap contracts, the primary risk associated with insurance portfolio-linked swap contracts is the inability of the counterparty to meet its obligation. Under the terms of the credit default swap contracts, the Company assumes the default risk of a specific high credit quality issuer in exchange for a stated annual premium. In the case of default, the Company will pay the counterparty par value for a pre-determined security of the issuer. As of September 30, 2001, the Company no longer held credit default swap contracts. The primary risk associated with these transactions is the default risk of the underlying companies. The Company regularly assesses the financial strength of its counterparties and the underlying companies in default swap contracts, and generally enters into swap agreements with companies rated "A" or better by nationally recognized rating agencies. Because the underlying principal of swap contracts is not exchanged, the Company's maximum exposure to counterparty credit risk is the difference in payments exchanged, which at September 30, 2001, was $5.1 million. The Company does not require collateral or other security to support financial instruments with credit risk. These products are not linked to specific assets and liabilities on the balance sheet or to a forecasted transaction, and therefore do not qualify for hedge accounting.

The swap contracts are marked to market with any gain or loss recognized currently. The net amount receivable or payable under insurance portfolio-linked swap contracts is recognized when the contracts are marked to market. The net decrease in realized investment gains related to these contracts was $4.3 million, $0.7 million and $0.2 million for the nine months ended September 30,
2001 and the years ended December 31, 2000 and 1999, respectively.   The fair
values of swap contracts outstanding were immaterial at September 30, 2001 and December 31, 2000.

The stated annual premium under credit default swap contracts is recognized currently in net investment income. There was no net increase to investment income related to credit default swap contracts for the nine months ended September 30, 2001; however, there was a net increase of $0.2 million for the nine months ended September 30, 2000.

B. Impact of Defaults on Net Investment Income

The Company had fixed maturity securities with a carrying value of $15.3 million, $7.5 million and $4.1 million on non-accrual status at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the investments, was a reduction in net investment income of $9.2 million and $2.6 million for the nine months ended September 30, 2001 and 2000, respectively.

7. Federal Income Taxes

Federal income tax expense for the nine months ended September 30, 2001 and 2000, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

8. Other Comprehensive (Loss) Income

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:

                                                                               (Unaudited)           (Unaudited)
                                                                              Quarter Ended       Nine Months Ended
                                                                              September 30,         September 30,
                                                                           -----------------------------------------
(In millions)                                                                2001       2000       2001       2000
====================================================================================================================
Unrealized gains (losses) on available-for-sale securities:
   Unrealized holding gains (losses) arising during period (net of income taxes (benefit) of $30.4 million and $4.4 million
     for the quarters ended September 30, 2001 and 2000 and
     $38.5 million and $(12.5) million for the nine months
     ended September 30, 2001 and 2000).................................  $  61.3    $  10.9    $  46.8    $ (36.0)
   Less:  reclassification adjustment for gains (losses) included in net income (net of income taxes (benefit) of $2.8 million
     and $(10.5) million for the quarters ended September 30,
     2001 and 2000 and $(14.5) million and $(33.4) million for
     the nine months ended September 30, 2001 and 2000).................     10.1      (16.5)     (51.6)     (75.0)
                                                                          -------    -------    -------    -------
Total available-for-sale securities.....................................     51.2       27.4       98.4       39.0
                                                                          -------    -------    -------    -------

Unrealized losses on derivative instruments:
   Unrealized holding losses arising during period (net of income tax benefit of $33.6 million and $32.7 million for the quarter
     and nine months ended September 30, 2001)..........................    (62.2)         -      (60.6)         -
   Less: reclassification adjustment for losses included in net income (net of income tax benefit of $5.6 million and
     $6.6 million for the quarter and nine months ended
     September 30, 2001)................................................    (10.1)         -      (12.1)         -
                                                                          -------    -------    -------    -------
Total derivative instruments............................................    (52.1)         -      (48.5)         -
                                                                          -------    -------    -------    -------

Other comprehensive (loss) income.......................................  $  (0.9)   $  27.4    $  49.9    $  39.0
                                                                          =======    =======    =======    =======

9. Closed Block

Included in the Consolidated Statements of Income is a net pre-tax contribution
(loss) from the Closed Block of $2.0 million and $12.9 million for the quarter and nine months ended September 30, 2001, respectively, compared to $(1.1) million and $3.7 million for the quarter and nine months ended September 30, 2000, respectively. Summarized financial information of the Closed Block is as follows:

                                                                             (Unaudited)
                                                                             September 30,   December 31,
(In millions)                                                                    2001           2000
---------------------------------------------------------------------------------------------------------
Assets
  Fixed maturities-at fair value (amortized cost of $417.2 and $400.3)....      $ 430.9        $ 397.5
  Mortgage loans..........................................................        141.8          144.9
  Policy loans............................................................        186.5          191.7
  Cash and cash equivalents...............................................            -            1.9
  Accrued investment income...............................................         15.1           14.6
  Deferred policy acquisition costs.......................................         10.6           11.0
  Other assets............................................................          7.6            6.4
                                                                                -------        -------
    Total assets..........................................................      $ 792.5        $ 768.0
                                                                                =======        =======
Liabilities
  Policy liabilities and accruals.........................................      $ 804.4        $ 808.9
  Policyholder dividends..................................................         38.0           20.0
  Other liabilities.......................................................          1.6            0.8
                                                                                -------        -------
    Total liabilities.....................................................      $ 844.0        $ 829.7
                                                                                =======        =======
Excess of Closed Block liabilities over assets designated to the
  Closed Block............................................................      $  51.5        $  61.7
Amounts included in accumulated other comprehensive income:
  Net unrealized investment losses, net of deferred federal income tax
    benefit of $2.9 million and $1.3 million..............................         (5.3)          (2.5)
                                                                                -------        -------
Maximum future earnings to be recognized from Closed Block
  assets and liabilities..................................................      $  46.2        $  59.2
                                                                                =======        =======

                                                                                (Unaudited)          (Unaudited)
                                                                               Quarter Ended      Nine Months Ended
                                                                               September 30,        September 30,
                                                                             -----------------    -----------------
(In millions)                                                                 2001        2000      2001       2000
--------------------------------------------------------------------------------------------------------------------
Revenues
  Premiums................................................................   $  7.2     $  7.7    $ 39.6     $ 42.0
  Net investment income...................................................     14.1       13.1      41.7       40.1
  Net realized investment gains (losses)..................................      0.3       (1.1)     (0.9)      (4.7)
                                                                             ------     ------    ------     ------
    Total revenues........................................................     21.6       19.7      80.4       77.4
                                                                             ------     ------    ------     ------

Benefits and expenses
  Policy benefits.........................................................     19.4       20.2      66.9       71.9
  Policy acquisition expenses.............................................      0.2        0.5       0.3        1.5
  Other operating expenses................................................        -        0.1       0.3        0.3
                                                                             ------     ------    ------     ------
    Total benefits and expenses...........................................     19.6       20.8      67.5       73.7
                                                                             ------     ------    ------     ------

      Contribution from the Closed Block..................................   $  2.0     $ (1.1)   $ 12.9     $  3.7
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

                                                                        (Unaudited)               (Unaudited)
                                                                       Quarter Ended           Nine Months Ended
                                                                       September 30,             September 30,
                                                                   -----------------------------------------------
 (In millions)                                                        2001       2000          2001         2000
------------------------------------------------------------------------------------------------------------------
Segment revenues:
     Risk Management.............................................  $ 615.0    $ 588.4     $ 1,833.3    $ 1,725.3
                                                                   -------    -------     ---------    ---------
     Asset Accumulation:
        Allmerica Financial Services.............................    202.5      217.2         630.0        659.7
        Allmerica Asset Management...............................     40.1       41.0         121.4        105.2
                                                                   -------    -------     ---------    ---------
         Subtotal................................................    242.6      258.2         751.4        764.9
                                                                   -------    -------     ---------    ---------
     Corporate...................................................      2.1        2.2           4.6          4.9
         Intersegment revenues...................................     (1.8)      (1.2)         (5.6)        (3.8)
                                                                   -------    -------     ---------    ---------
        Total segment revenues...................................    857.9      847.6       2,583.7      2,491.3
Adjustments to segment revenues:
     Net realized losses.........................................     (4.9)     (31.8)        (89.6)      (102.6)
     (Losses) gains on derivatives...............................     (0.6)         -           2.3            -
                                                                   -------    -------     ---------    ---------
        Total revenues...........................................  $ 852.4    $ 815.8     $ 2,496.4    $ 2,388.7
                                                                   =======    =======     =========    =========

Segment income (loss) before federal income taxes, minority
    interest and cumulative effect of change in accounting
    principle:
        Risk Management..........................................  $   6.8    $  59.4     $    64.5    $   156.4
                                                                   -------    -------     ---------    ---------
        Asset Accumulation:
           Allmerica Financial Services..........................     34.4       56.7         121.3        166.6
           Allmerica Asset Management............................      6.1        5.8          16.5         15.5
                                                                   -------    -------     ---------    ---------
              Subtotal...........................................     40.5       62.5         137.8        182.1
                                                                   -------    -------     ---------    ---------
     Corporate...................................................    (15.7)     (13.7)        (47.5)       (40.4)
                                                                   -------    -------     ---------    ---------
        Segment income before federal income taxes and
            minority interest....................................     31.6      108.2         154.8        298.1
Adjustments to segment income:
     Net realized investment losses, net of amortization.........     (7.2)     (28.6)        (88.7)       (96.5)
     (Losses) gains on derivatives...............................     (0.6)         -           2.3            -
     Sales practice litigation...................................        -          -           7.7            -
     Restructuring costs.........................................        -          -             -        (20.3)
                                                                   -------    -------     ---------    ---------
        Income before federal income taxes, minority interest
            and cumulative effect of change in accounting
            principle............................................  $  23.8    $  79.6     $    76.1    $   181.3
                                                                   =======    =======     =========    =========

                                                      Identifiable Assets        Deferred Acquisition Costs
------------------------------------------------------------------------------------------------------------
                                                   (Unaudited)                   (Unaudited)
                                                  September 30,  December 31,    September 30,   December 31,
(In millions)                                         2001           2000            2001           2000
------------------------------------------------------------------------------------------------------------
  Risk Management...............................   $  6,041.6     $  6,186.6      $    206.5      $    187.2
                                                   ----------     ----------      ----------      ----------
  Asset Accumulation
    Allmerica Financial Services................     19,664.0       23,082.5         1,518.2         1,420.8
    Allmerica Asset Management..................      3,034.8        2,238.4             0.1             0.2
                                                   ----------     ----------      ----------      ----------
      Subtotal..................................     22,698.8       25,320.9         1,518.3         1,421.0
  Corporate.....................................        173.4           80.5               -               -
                                                   ----------     ----------      ----------      ----------
    Total.......................................   $ 28,913.8     $ 31,588.0      $  1,724.8      $  1,608.2
                                                   ==========     ==========      ==========      ==========

11. Earnings Per Share

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

                                                                (Unaudited)                       (Unaudited)
                                                               Quarter Ended                   Nine Months Ended
                                                               September 30,                     September 30,
                                                            ------------------------------------------------------
(In millions, except per share data)                        2001           2000                2001           2000
------------------------------------------------------------------------------------------------------------------
Basic shares used in the calculation of
 earnings per share.....................................    52.7           53.1                52.6           53.5
Dilutive effect of securities:
        Employee stock options..........................     0.2            0.5                 0.3            0.3
        Non-vested stock grants.........................     0.2            0.3                 0.2            0.3
                                                          ------         ------              ------         ------
Diluted shares used in the calculation of
 earnings per share.....................................    53.1           53.9                53.1           54.1
                                                          ------         ------              ------         ------
Per share effect of dilutive securities on
 income from continuing operations before
 cumulative effect of change in accounting
 principle and net income...............................  $    -         $ 0.02              $ 0.01         $ 0.03
                                                          ======         ======              ======         ======

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

The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In the Company's opinion, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company's consolidated financial statements. However, liabilities related to these proceedings could be established if estimates of the ultimate resolution of these proceedings are revised.

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

Description of Operating Segments
---------------------------------

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

Results of Operations
---------------------

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

The Company's consolidated net income for the third quarter of 2001 decreased $31.3 million, or 50.1%, to $31.2 million, compared to the same period in 2000. The reduction in net income in the third quarter resulted primarily from a decrease in adjusted net income of $45.5 million, partially offset by a decrease in net realized investment losses of $14.6 million. Consolidated net income for the first nine months of 2001 decreased $72.7 million, or 51.8%, to $67.6 million, compared to the first nine months of 2000. The reduction in net income resulted primarily from a decrease in adjusted net income of $90.3 million. Net income in 2000 also included a restructuring charge of $13.2 million.

The following table reflects adjusted net income and a reconciliation to consolidated net income. Adjusted net income consists of segment income (loss), federal income taxes on segment income and minority interest on Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company).

                                                                      (Unaudited)            (Unaudited)
                                                                     Quarter Ended        Nine Months Ended
                                                                     September 30,          September 30,
                                                                  ------------------     -------------------
(In millions)                                                      2001       2000        2001        2000
-------------------------------------------------------------------------------------------------------------
Segment income (loss) before federal income taxes and
  minority interest:
    Risk Management.............................................  $   6.8    $  59.4     $  64.5     $ 156.4
    Asset Accumulation:
          Allmerica Financial Services..........................     34.4       56.7       121.3       166.6
          Allmerica Asset Management............................      6.1        5.8        16.5        15.5
                                                                  -------    -------     -------     -------
          Subtotal..............................................     40.5       62.5       137.8       182.1
    Corporate...................................................    (15.7)     (13.7)      (47.5)      (40.4)
                                                                  -------    -------     -------     -------
    Segment income before federal income taxes and
      minority interest.........................................     31.6      108.2       154.8       298.1

     Federal income tax benefit (expense) on segment income.....      6.8      (24.3)      (12.3)      (65.3)
     Minority interest on Capital Securities....................     (4.0)      (4.0)      (12.0)      (12.0)
                                                                  -------    -------     -------     -------
Adjusted net income.............................................     34.4       79.9       130.5       220.8

Adjustments (net of taxes and amortization, as applicable):
    Net realized investment losses..............................     (2.8)     (17.4)      (66.2)      (67.3)
    (Losses) gains on derivatives...............................     (0.4)         -         1.5           -
    Sales practice litigation...................................        -          -         5.0           -
    Restructuring costs.........................................        -          -           -       (13.2)
                                                                  -------    -------     -------     -------
Income before cumulative effect of change in
  accounting principle..........................................     31.2       62.5        70.8       140.3
    Cumulative effect of change in accounting principle,
       net of applicable taxes..................................        -          -        (3.2)          -
                                                                  -------    -------     -------     -------
Net income......................................................  $  31.2    $  62.5     $  67.6     $ 140.3
                                                                  =======    =======     =======     =======

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

The Company's segment income before federal income taxes and minority interest decreased $76.6 million, or 70.8%, to $31.6 million in the third quarter of 2001. This decrease is primarily attributable to a decrease in income from the Risk Management and the Allmerica Financial Services segments of $52.6 million and $22.3 million, respectively. The decrease in Risk Management's segment income was primarily attributable to a reduction in favorable loss and loss adjustment expenses ("LAE") reserve development of $33.7 million and to an increase of approximately $32 million in current accident year losses and LAE. These decreases were partially offset by premium rate increases of approximately $24 million. Allmerica Financial Services' segment income decreased $22.3 million primarily due to declines in asset-based fees, primarily resulting from a decrease in the market value of assets under management in the variable product lines, and to lower brokerage income and investment management fees.
The decrease is also attributable to an increase in policy benefits and policy acquisition costs, partially offset by higher net investment income.

The effective tax rate for segment income was (21.5%) for the third quarter of 2001 compared to 22.5% for the third quarter of 2000. The decrease in the tax rate is primarily due to lower underwriting income resulting in an increase in the proportion of tax-exempt investment income to pre-tax income, as well as to an increase in the dividends received deduction associated with the Company's variable products.

Net realized losses on investments, after taxes, were $2.8 million in the third quarter of 2001, resulting primarily from impairments of fixed maturities and decreases in the market values of certain derivative instruments. These losses were partially offset by gains from sales of fixed maturities. Most of these impairments occurred in the Company's portfolio of high-yield bonds. During the third quarter of 2000, the Company recognized net realized losses on investments, after taxes, of $17.4 million, primarily due to losses from the sale of securities pursuant to the Company's tax strategy to increase portfolio yields and to impairments of fixed maturities.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The Company's segment income before federal income taxes and minority interest decreased $143.3 million, or 48.1%, to $154.8 million in the first nine months of 2001. This decrease is primarily attributable to a decrease in income from the Risk Management and Allmerica Financial Services segments of $91.9 million and $45.3 million, respectively. The decrease in Risk Management's segment income was primarily attributable to decreased favorable loss and LAE reserve development of $118.9 million and to an increase of approximately $54 million in current accident year losses and LAE. These decreases in segment income were partially offset by premium rate increases of approximately $78 million and decreased catastrophe losses of $11.3 million. Allmerica Financial Services' segment income decreased $45.3 million principally due to lower asset-based fees, primarily resulting from a decrease in the market value of assets under management in the variable product lines, and to lower brokerage income and investment management fees. The decrease is also attributable to higher policy benefits and other operating expenses, partially offset by lower deferred policy acquisition costs.

The effective tax rate for segment income was 7.9% for the first nine months of 2001 compared to 21.9% for the first nine months of 2000. The decrease in the tax rate is primarily due to lower underwriting income resulting in an increase in the proportion of tax-exempt investment income to pre-tax income, as well as to an increase in the dividends received deduction associated with the Company's variable products.

Net realized losses on investments after taxes were $66.2 million in the first nine months of 2001 resulting primarily from impairments of fixed maturities. During the first nine months of 2000, net realized losses on investments after taxes of $67.3 million resulted primarily from after tax realized losses of $57.6 million due to the sale of $1.7 billion of fixed income securities in order to reinvest the proceeds in higher yielding securities. In addition, the Company recognized $21.0 million in after tax realized losses from impairments of fixed maturities in 2000.

The Company recognized a benefit of $5.0 million, net of taxes, in the second quarter of 2001, as a result of refining cost estimates related to settlement of a class action lawsuit.

During the first quarter of 2001, the Company recognized a $3.2 million loss, net of taxes, upon adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

In the second quarter of 2000, the Company recognized a one-time after-tax restructuring charge of $13.2 million. This charge is the result of a formal company-wide restructuring plan, intended to reduce expenses and enhance revenues.


Segment Results

The following is management's discussion and analysis of the Company's results of operations by business segment. The segment results are presented before taxes and minority interest and other items which management believes are not indicative of overall operating trends, including realized gains and losses.

Risk Management
---------------

The following table summarizes the results of operations for the Risk Management segment for the periods indicated:

                                                                     (Unaudited)           (Unaudited)
                                                                    Quarter Ended       Nine Months Ended
                                                                    September 30,         September 30,
                                                                  -----------------   ---------------------
(In millions)                                                       2001      2000       2001        2000
-----------------------------------------------------------------------------------------------------------
Segment revenues
     Net premiums written......................................   $ 586.7   $ 561.8   $ 1,734.8   $ 1,651.6
                                                                  =======   =======   =========   =========

     Net premiums earned.......................................   $ 552.5   $ 527.2   $ 1,644.9   $ 1,543.8
     Net investment income.....................................      54.2      55.2       164.0       164.8
     Other income..............................................       8.3       6.0        24.4        16.7
                                                                  -------   -------   ---------   ---------
          Total segment revenues...............................     615.0     588.4     1,833.3     1,725.3

Losses and operating expenses
     Losses and LAE (1)........................................     457.0     390.9     1,321.0     1,150.2
     Policy acquisition expenses...............................     101.7      93.4       297.2       279.4
     Other operating expenses..................................      49.5      44.7       150.6       139.3
                                                                  -------   -------   ---------   ---------
          Total losses and operating expenses..................     608.2     529.0     1,768.8     1,568.9
                                                                  -------   -------   ---------   ---------
Segment income.................................................   $   6.8   $  59.4   $    64.5   $   156.4
                                                                  =======   =======   =========   =========

(1) Includes policyholders' dividends of $2.3 million and $4.9 million for the quarters ended September 30, 2001 and 2000, respectively, and $6.2 million and $11.3 million for the nine months ended September 30, 2001 and 2000, respectively.


Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Risk Management's segment income declined $52.6 million, or 88.6%, to $6.8 million for the quarter ended September 30, 2001. The decrease in segment income is primarily attributable to a $66.1 million increase in losses and LAE. This is primarily the result of a $33.7 million decrease in favorable development on prior years' reserves, to $15.8 million of adverse development in the third quarter of 2001. The unfavorable trend in reserve development is related to adverse claims frequency trends in the personal automobile and homeowners lines, increased commercial automobile loss severity, and to the Company having captured, in prior periods, the accumulated benefits of its claim processing redesign efforts. In addition, losses and LAE increased as a result of approximately a $32 million increase in current accident year losses in the third quarter, primarily in the personal automobile, commercial multiple peril and homeowners lines. The increase in personal automobile and homeowners lines current accident year losses is primarily the result of increased claims frequency, while current accident year losses in the commercial multiple peril line increased as a result of increased claims severity. Policy acquisition and other operating expenses have increased $13.1 million to $151.2 million in the third quarter of 2001 as the result of earned premium growth. Partially offsetting these items are approximately $24 million of rate increases, primarily in the commercial lines. Catastrophe losses decreased $0.4 million to $15.6 million, including $15.0 million related to the events of September 11, 2001, in the third quarter of 2001. A net benefit of $2.7 million in the third quarter of 2000 is included in segment income as a result of a whole account aggregate excess of loss reinsurance treaty, which provides coverage for the 1999 accident year.

As a result of the events of September 11, 2001, the reinsurance industry has incurred significant losses. The Company believes that this may result in increased reinsurance costs, as well as changes in the terms of its reinsurance coverage. The Company is not able to estimate the impact of these possible changes.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Risk Management's segment income decreased $91.9 million, or 58.8%, to $64.5 million for the nine months ended September 30, 2001. The decrease in segment income is primarily attributable to increased losses and LAE resulting from a $118.9 million decrease in favorable development on prior years' reserves, to $31.4 million of adverse development for the nine months ended September 30, 2001 from $87.5 million of favorable development for the same period in 2000. The unfavorable trend in reserve development is related to an increase in commercial multiple peril lines loss severity, adverse claims frequency trends in the personal automobile and homeowners lines, and to the Company's having captured, in prior periods, the accumulated benefits of its claim processing redesign efforts. Approximately $38 million of increased current year claims severity in the commercial multiple peril line also contributed to the decline in results. In addition, approximately $23 million and $10 million of increased current year claims frequency in the personal automobile and homeowners lines, respectively, unfavorably impacted results. Partially offsetting these items are approximately $78 million of rate increases, primarily in commercial lines. In addition, catastrophe losses decreased $11.3 million, to $37.7 million, including $15.0 million related to the events of September 11, 2001, for the nine months ended September 30, 2001, compared to $49.0 million for the same period in 2000. A net benefit of $2.7 million in 2000 is included in segment income as a result of the aforementioned aggregate excess of loss reinsurance treaty.

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

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

The following table summarizes the results of operations for the distribution channels of the Risk Management segment:

                                                                      (Unaudited)
                                                           Quarter Ended September 30, 2001
                                             ---------------------------------------------------------------
                                             Standard      Sponsored      Specialty
(In millions, except ratios)                  Markets       Markets        Markets       Other (2)     Total
------------------------------------------------------------------------------------------------------------
Statutory net premiums written............    $ 396.7       $ 177.6        $  13.2        $ 0.2      $ 587.7
                                              -------       -------        -------        -----      -------
Statutory combined ratio (1)..............      110.3          97.5          265.4          N/M        108.6
                                              -------       -------        -------        -----      -------

Statutory underwriting (loss) profit......    $ (42.7)      $  (0.1)       $ (14.9)       $ 0.4      $ (57.3)
                                              -------       -------        -------        -----
Reconciliation to segment income:
  Net investment income...................                                                              54.2
  Other income and expenses, net..........                                                               5.3
  Other Statutory to GAAP adjustments.....                                                               4.6
                                                                                                     -------
Segment income                                                                                       $   6.8
                                                                                                     =======
------------------------------------------------------------------------------------------------------------

                                                                         (Unaudited)
                                                                Quarter Ended September 30, 2000
                                             ---------------------------------------------------------------
                                             Standard      Sponsored      Specialty
(In millions, except ratios)                  Markets       Markets        Markets       Other (2)     Total
------------------------------------------------------------------------------------------------------------
Statutory net premiums written............    $ 388.0       $ 161.8        $  10.6        $ 1.1      $ 561.5
                                              -------       -------        -------        -----      -------
Statutory combined ratio (1)..............       98.6          93.6          149.2          N/M         98.8
                                              -------       -------        -------        -----      -------

Statutory underwriting profit (loss)......    $     -       $   6.3        $  (4.9)       $(3.6)     $  (2.2)
                                              -------       -------        -------        -----
Reconciliation to segment income:
  Net investment income...................                                                              55.2
  Other income and expenses, net..........                                                               3.3
  Other Statutory to GAAP adjustments.....                                                               3.1
                                                                                                     -------
Segment income............................                                                           $  59.4
                                                                                                     =======
------------------------------------------------------------------------------------------------------------

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

N/M - Not meaningful

Standard Markets
----------------

Standard Markets' net premiums written increased $8.7 million, or 2.2%, to $396.7 million for the quarter ended September 30, 2001. This improvement is primarily attributable to increases of $6.6 million, or 5.0%, $5.6 million, or 7.2%, and $3.0 million, or 6.4%, in the personal automobile, commercial multiple peril, and homeowners lines, respectively. The increase in the personal automobile line is primarily the result of a 3.6% increase in policies in force since September 30, 2000 and a 2.9% net rate increase in Michigan. This is partially offset by a 5.4% personal automobile net rate decrease in Massachusetts. Commercial multiple peril net premiums written increased primarily as the result of a 5.5% increase in policies in force since September 30, 2000 and 8.7% and 6.0% rate increases in Michigan and New York, respectively. In addition, homeowners' net premiums written increased primarily as a result of a 10.7% rate increase in Michigan, partially offset by a 0.7% decrease in policies in force since September 30, 2000. Partially offsetting these favorable items is a $8.8 million, or 16.8%, decrease in worker's compensation net premiums written due to the non-renewal of several large unprofitable commercial accounts in 2001. Third quarter 2000 results reflected a $3.6 million decrease in net premiums written, resulting from the aforementioned aggregate excess of loss agreement.

Standard Markets' underwriting results declined $42.7 million to an underwriting loss of $42.7 million for the quarter ended September 30, 2001. This is primarily attributable to the aforementioned decrease in favorable development on prior years' loss reserves. An increase in current year claims frequency in the personal lines also contributed to the decline in underwriting results. In addition, increased current year claims severity in the commercial multiple peril and workers compensation lines unfavorably impacted results. Catastrophe losses increased $4.2 million to $13.4 million for the third quarter of 2001, compared to $9.2 million for the same period in 2000. Partially offsetting these items are approximately $17 million of rate increases, primarily in the commercial lines. A decrease in current year claims activity in the commercial automobile line also favorably impacted results in the third quarter of 2001. A net benefit of $2.6 million in the third quarter of 2000 is included in segment income as a result of the aforementioned aggregate excess of loss reinsurance treaty.

Sponsored Markets
-----------------

Sponsored Markets' net premiums written increased $15.8 million, or 9.8%, to $177.6 million for the quarter ended September 30, 2001. This increase is primarily due to increases of $8.3 million, or 6.8%, and $5.6 million, or 14.8%, in the personal automobile and homeowners lines, respectively. Personal automobile's net premiums written increased as a result of a 5.0% growth in policies in force since September 30, 2000 and the aforementioned Michigan net rate increase, partially offset by the aforementioned Massachusetts net rate reduction. Homeowners' net premiums written increased primarily due to a 5.3% growth in policies in force and a 10.7% Michigan rate increase compared to the same period in 2000. Third quarter 2000 results reflected a $1.7 million decrease in net premiums written, resulting from the aforementioned aggregate excess of loss agreement.

Sponsored Markets' underwriting results declined $6.4 million to an underwriting loss of $0.1 million for the quarter ended September 30, 2001. The decrease in underwriting results is primarily attributable to approximately a $6 million decrease in favorable development on prior years' reserves. Increased current year claim frequency in the personal automobile line unfavorably impacted third quarter 2001 results. Partially offsetting these items are approximately $7 million of rate increases and an improvement in current year claims severity in the homeowners line. In addition, catastrophe losses decreased $4.7 million to $2.1 million in the third quarter of 2001. A net benefit of $1.0 million in the third quarter of 2000 is included in segment income as a result of the aforementioned aggregate excess of loss reinsurance treaty.

Specialty Markets
-----------------

Specialty Markets' net premiums written increased $2.6 million, or 24.5%, to $13.2 million for the quarter ended September 30, 2001. This increase is primarily attributable to increases of $0.9 million and $0.6 million in the commercial multiple peril and commercial automobile lines, respectively. Commercial multiple peril's net premiums written increased primarily as a result of a 5.4% growth in policies in force since September 30, 2000 and a decrease in the utilization of reinsurance. Commercial automobile's net premiums written increased primarily as a result of significant growth in policies in force since September 30, 2000 and a decrease in the utilization of reinsurance.

Specialty Markets' underwriting results declined $10.0 million to an underwriting loss of $14.9 million for the quarter ended September 30, 2001. The decline in underwriting results is primarily the result of an increase in current accident year claims severity in the commercial automobile line. In addition, an absence of ceding commission income from business that has not been renewed unfavorably impacted results.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The following table summarizes the results of operations for the distribution channels of the Risk Management segment:

                                                                       (Unaudited)
                                                          Nine Months Ended September 30, 2001
                                             -----------------------------------------------------------------
                                             Standard      Sponsored      Specialty
(In millions, except ratios)                  Markets       Markets        Markets       Other (2)      Total
--------------------------------------------------------------------------------------------------------------
Statutory net premiums written.............  $1,184.2         $500.5         $ 47.4    $ 0.8          $1,732.9
                                             --------         ------         ------    -----          --------
Statutory combined ratio (1)...............     106.9          101.9          145.9      N/M             106.5
                                             --------         ------         ------    -----          --------
Statutory underwriting loss................  $  (89.9)        $(16.0)        $(20.8)   $(5.8)         $ (132.5)
                                             --------         ------         ------    -----          --------
Reconciliation to segment income:
  Net investment income....................                                                              164.0
  Other income and expenses, net...........                                                               15.0
  Other Statutory to GAAP adjustments......                                                               18.0
                                                                                                      --------
Segment income.............................                                                           $   64.5
                                                                                                      ========
--------------------------------------------------------------------------------------------------------------


                                                                      (Unaudited)
                                                          Nine Months Ended September 30, 2000
                                             ---------------------------------------------------------------
                                             Standard      Sponsored     Specialty
(In millions, except ratios)                  Markets       Markets       Markets       Other (2)      Total
-------------------------------------------------------------------------------------------------------------
Statutory net premiums written............   $1,150.2         $464.5        $ 28.9         $ 3.8     $1,647.4
                                             --------         ------        ------         -----     --------
Statutory combined ratio (1)..............      101.3           96.4         114.8           N/M        100.5
                                             --------         ------        ------         -----     --------
Statutory underwriting (loss) profit......   $  (32.8)        $  8.7        $ (4.7)        $(6.8)    $  (35.6)
                                             --------         ------        ------         -----     --------
Reconciliation to segment income:
  Net investment income...................                                                              164.8
  Other income and expenses, net..........                                                                8.7
  Other Statutory to GAAP adjustments.....                                                               18.5
                                                                                                     --------
Segment income............................                                                           $  156.4
                                                                                                     ========
-------------------------------------------------------------------------------------------------------------

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

N/M - Not meaningful

Standard Markets
----------------

Standard Markets' net premiums written increased $34.0 million, or 3.0%, to $1,184.2 million for the nine months ended September 30, 2001. This improvement is primarily attributable to increases of $20.2 million, or 8.7%, $10.0 million, or 2.6%, and $7.6 million, or 4.6%, in the commercial multiple peril, personal automobile lines, and commercial automobile lines, respectively. The increase in the commercial multiple peril line is primarily the result of a 5.5% increase in policies in force since September 30, 2000 and 8.7% and 6.0% rate increases in Michigan and New York, respectively. Personal automobile's net premiums written increased as a result of a 6.7% growth in policies in force in the Northeast since September 30, 2000 and a 2.9% Michigan net rate increase. Partially offsetting these items are a personal automobile net rate decrease of 5.4% in Massachusetts and a 7.0% decrease in policies in force in the Midwest since September 30, 2000. Commercial automobile net premiums written increased primarily as a result of 5.9% and 4.9% rate increases in Michigan and Massachusetts, respectively, partially offset by a 7.2% decrease in policies in force since September 30, 2000. Partially offsetting these favorable items is a $9.9 million, or 6.2%, decrease in workers' compensation's net premiums written due to the non-renewal of several unprofitable large commercial accounts in 2001. Nine months ended September 30, 2000 results reflected a $3.6 million decrease in net premiums written, resulting from the aforementioned aggregate excess of loss agreement.

Standard Markets' underwriting losses increased $57.1 million to an underwriting loss of $89.9 million for the nine months ended September 30, 2001. This is primarily attributable to the aforementioned decrease in favorable development on prior years' reserves. An increase in current year claims severity in the commercial multiple peril line also contributed to the decline in underwriting results. In addition, increased current accident year claims frequency in personal lines unfavorably impacted results. Partially offsetting these unfavorable items are approximately $57 million of rate increases, primarily in
the commercial lines.    Catastrophe losses decreased $7.0 million to $25.0
million for the nine months ended September 30, 2001, compared to $32.0 million for the same period in 2000.

Sponsored Markets
-----------------

Sponsored Markets' net premiums written increased $36.0 million, or 7.8%, to $500.5 million for the nine months ended September 30, 2001. This improvement is primarily due to increases of $19.6 million, or 5.4%, and 14.9 million, or 16.2%, in the personal automobile and homeowners lines, respectively. Personal automobile's net premiums written increased as a result of a 5.0% growth in policies in force since September 30, 2000 and the aforementioned Michigan net rate increase, partially offset by a 5.4% Massachusetts net rate reduction. Homeowners' net premiums written increased primarily due to a 5.3% growth in policies in force and a 10.7% Michigan rate increase compared to the same period in 2000.

Sponsored Markets' underwriting results declined $24.7 million, to an underwriting loss of $16.0 million, for the nine months ended September 30, 2001. The decline in underwriting results is primarily attributable to approximately a $31 million decrease in favorable development on prior years' reserves. In addition, increased claims frequency in the personal automobile line unfavorably impacted results for the nine months ended September 30, 2001. This is partially offset by approximately $21 million of rate increases and improvement in current year claims severity in the homeowners line.

Specialty Markets
-----------------

Specialty Markets' net premiums written increased $18.5 million, or 64.0%, to $47.4 million for the nine months ended September 30, 2001. This improvement is primarily attributable to increases of $10.8 million and $5.9 million in the commercial automobile and commercial multiple peril lines, respectively. Commercial automobile's net premiums written increased primarily as a result of a significant growth in policies in force since September 30, 2000 and a decrease in the utilization of reinsurance. The increase in commercial multiple peril's net premiums written is primarily the result of a decrease in the utilization of reinsurance and a 5.4% growth in policies in force over the prior year.

Specialty Markets' underwriting results declined $16.1 million, to an underwriting loss of $20.8 million, for the nine months ended September 30, 2001. The decline in underwriting results is primarily the result of an increase in current accident year claims severity in the commercial automobile and commercial multiple peril lines as a result of large losses. In addition, an absence of ceding commission income from business that has not been renewed also unfavorably impacted results.

Investment Results

Net investment income before tax was $54.2 million and $55.2 million for the quarters ended September 30, 2001 and 2000, respectively. The decline of $1.0 million, or 1.8%, is primarily due to the impact of defaulted bonds.

Net investment income before tax was $164.0 million and $164.8 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net investment income in 2001, compared to 2000, primarily reflects a reduction in average invested assets and the impact of defaulted bonds, partially offset by higher yields. This reduction in average invested assets is due to transfers of cash and securities of $100.0 million to the Corporate segment during the second quarter of 2001. Average pre-tax yields on debt securities increased to 6.9% in 2001 compared to 6.8% in 2000, due to the shift in investment strategy providing for investments in taxable securities instead of tax exempt securities, to maximize after-tax investment yields.

Reserve for Losses and Loss Adjustment Expenses

The Risk Management segment maintains reserves for its property and casualty products to provide for the Company's ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and judicial theories of liability and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, and where the technological, judicial and political climates involving these types of claims are changing.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

                                                                   (Unaudited)
                                                                 Nine Months Ended
                                                                   September 30,
                                                             ---------------------------
(In millions)                                                 2001                2000
----------------------------------------------------------------------------------------
Reserve for losses and LAE, beginning of period...........   $2,719.1           $2,615.9
  Incurred losses and LAE, net of reinsurance recoverable:
    Provision for insured events of current year..........    1,283.4            1,224.8
    Increase (decrease) in provision for insured events
        of prior years....................................       31.4              (87.5)
                                                             --------           --------
    Total incurred losses and LAE.........................    1,314.8            1,137.3
                                                             --------           --------
    Payments, net of reinsurance recoverable:
      Losses and LAE attributable to insured events of
          current year....................................      599.3              589.1
      Losses and LAE attributable to insured events of
          prior years.....................................      643.2              561.7
                                                             --------           --------
    Total payments........................................    1,242.5            1,150.8
                                                             --------           --------
    Change in reinsurance recoverable on unpaid losses....      (10.4)              44.5
                                                             --------           --------
Reserve for losses and LAE, end of period.................   $2,781.0           $2,646.9
                                                             ========           ========

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were increased by $31.4 million and decreased $87.5 million for the nine months ended September 30, 2001 and 2000, respectively.

During the first nine months of 2001, estimated loss reserves for claims occurring in prior years increased $62.8 million. During the first nine months of 2000, favorable development on prior years' loss reserves was $39.6 million. This $102.4 million change is primarily the result of an increase in commercial lines loss severity, and the Company having captured, in 1999 and 2000, the accumulated benefits of its claims redesign efforts. These efforts resulted in reduced reserves related to prior accident years, primarily in the personal automobile line in the Northeast. The adverse development in 2001 also reflects additional losses related to fourth quarter 2000 non-catastrophe weather related claims in Michigan. These claims primarily impacted the personal automobile, workers' compensation, and commercial multiple peril lines. Favorable development on prior year's LAE reserves was $31.4 million and $47.9 million for the nine months ended September 30, 2001 and 2000, respectively. The favorable development in both periods is primarily attributable to claims process improvement initiatives taken by the Company over the past three years. Since 1997, the Company has lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claims offices. These measures are substantially complete.

Reserves established for current year losses and LAE consider the factors that resulted in the favorable development of prior years' loss and LAE reserves during 2000 and earlier years. Accordingly, current year reserves are modestly lower, relative to those initially established for similar exposures in years prior to 2000.

Due to the nature of the business written by the Risk Management segment, the exposure to environmental liabilities is relatively small and therefore its reserves are relatively small compared to other types of liabilities. Loss and LAE reserves related to environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $36.6 million and $43.4 million, net of reinsurance of $12.1 million and $5.1 million in the first nine months of 2001 and 2000, respectively. The Company does not specifically underwrite policies that include this coverage, but as case law expands policy provisions and insurers' liability beyond the intended coverage, the Company may be required to defend such claims. The Company estimated its ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company currently believes that recorded reserves related to these claims are adequate. The environmental liability could be revised if the estimates used in determining the liability are revised.

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

Asset Accumulation
------------------

Allmerica Financial Services

The following table summarizes the results of operations for the Allmerica Financial Services segment for the periods indicated.

                                                               (Unaudited)          (Unaudited)
                                                              Quarter Ended      Nine Months Ended
                                                              September 30,        September 30,
                                                           -----------------     -----------------
(In millions)                                                 2001      2000       2001       2000
--------------------------------------------------------------------------------------------------
Segment revenues
    Premiums............................................   $   7.4   $   7.9   $   40.5    $  43.2
    Fees................................................      95.0     110.9      294.6      316.1
    Net investment income...............................      76.3      70.0      219.5      215.4
    Other income........................................      23.8      28.4       75.4       85.0
                                                           -------   -------   --------    -------
Total segment revenues..................................     202.5     217.2      630.0      659.7

Policy benefits, claims and losses......................      86.1      81.6      258.3      244.3
Policy acquisition and other operating expenses.........      82.0      78.9      250.4      248.8
                                                           -------   -------   --------    -------
Segment income..........................................   $  34.4   $  56.7   $  121.3    $ 166.6
                                                           =======   =======   ========    =======

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Segment income decreased $22.3 million, or 39.3%, to $34.4 million during the third quarter of 2001. This decrease reflects lower asset-based fees and other income, as well as an increase in policy benefits and policy acquisition costs, partially offset by higher net investment income. The decline in asset-based fees and other income is principally attributable to a decrease in the market value of assets under management in the variable product lines, and to lower brokerage income and investment management fees.

Segment revenues decreased $14.7 million, or 6.8%, in the third quarter of 2001, primarily due to lower asset-based fees and other income. Fee income decreased $15.9 million, or 14.3%, to $95.0 million primarily as a result of variable annuity fees which decreased $9.3 million, or 15.1%. This was primarily due to a decline in the market value of average variable annuity assets under management. Other income decreased $4.6 million, or 16.2%, to $23.8 million. This decline was primarily due to lower brokerage income resulting from a decrease in mutual fund and general securities transaction volumes as well as decreased investment management fees due to a decline in variable product assets under management. An increase in net investment income of $6.3 million primarily resulted from the investment of higher general account deposits, including approximately $300 million of deposits from the introduction of a promotional annuity program, partially offset by the impact of defaulted bonds. This promotional program offered an enhanced crediting rate of 7% for new general account deposits, for up to one year. The Company completed this program in the second quarter of 2001. (See "Investment Portfolio").

Policy benefits, claims and losses increased $4.5 million, or 5.5%, to $86.1 million, primarily due to an increase in general account deposits, including the introduction of the aforementioned promotional annuity program. Additionally, policy benefits increased $2.9 million as a result of the events of September 11, 2001. These increases were partially offset by the absence in 2001 of approximately $5.5 million of reserve strengthening in the universal life and traditional life lines of business. Certain annuity policy benefits include guaranteed minimum death benefits ("GMDB"). The Company has established reserves for GMDB based on its best estimate of the long-term cost of GMDB. In recent quarters, the expenses for this benefit have been approximately $2 million to $3 million per quarter, net of adjustment for deferred policy acquisition cost amortization. Due to the recent, sustained decline in the financial markets, this expense is expected to increase by approximately $6 million to $8 million per quarter, net of adjustment for deferred policy acquisition cost amortization. Additional declines in the financial markets would further increase these costs.

Policy acquisition and other operating expenses increased $3.1 million, or 3.9%, to $82.0 million in the third quarter of 2001 primarily due to higher policy acquisition costs of $3.7 million. Included in policy acquisition expenses in 2000 were several unusual items, particularly approximately $33.8 million of reduced expenses related to a change in certain life products actuarial assumptions and an increase in policy acquisition expenses of approximately $25.0 million in the annuity line of business, resulting from an increase in assumed lapse rates. Excluding the effect of the aforementioned unusual items, policy acquisition costs declined due to lower annuity profits.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000 Segment income decreased $45.3 million, or 27.2%, to $121.3 million during the first nine months of 2001. This decrease primarily reflects lower asset-based fees and other income, as well as an increase in policy benefits and other operating expenses, net of lower deferred acquisition costs. The decline in asset-based fees and other income is principally attributable to a decrease in the market value of assets under management in the variable product lines, and to lower brokerage income and investment management fees.

Segment revenues decreased $29.7 million, or 4.5%, in the first nine months of 2001, primarily due to lower asset-based fees and other income. Fee income decreased $21.5 million, or 6.8%, to $294.6 million, primarily due to variable annuity fees which decreased $16.2 million, or 9.1%, primarily due to a decline in the market value of average variable annuity assets under management. In addition, non-variable universal life policy fees decreased $8.1 million in the first nine months of 2001, primarily due to a decline in average invested assets resulting from the continued shift in focus to variable life insurance and annuity products. Other income decreased $9.6 million, or 11.3%, to $75.4 million. This decline was primarily due to lower brokerage income resulting from a decrease in mutual fund and general securities transaction volumes, as well as decreased investment management fees resulting from depreciation in variable product assets under management. Net investment income increased $4.1 million primarily due to additional income from the investment of higher general account deposits, including deposits from the aforementioned promotional annuity program. This increase was partially offset by the impact of defaulted bonds and by lower average mortgage investments and yields.

Policy benefits, claims and losses increased $14.0 million, or 5.7%, to $258.3 million in the first nine months of 2001, primarily due to an increase in general account deposits, including the introduction of the aforementioned promotional annuity program, and to less favorable mortality experience in the individual variable universal life product line. Additionally, policy benefits increased by $2.9 million as a result of the events of September 11, 2001. These increases were partially offset by the absence in 2001 of the aforementioned reserve strengthening in the universal life and traditional life lines of business of approximately $5.5 million and more favorable mortality experience in the traditional life line of business in the current year.

Policy acquisition and other operating expenses increased $1.6 million, or 0.6%, to $250.4 million in the first nine months of 2001. Other operating expenses increased approximately $10.9 million, primarily as a result of increased distribution and technology costs. This increase was partially offset by a $9.3 million decrease in policy acquisition expenses, primarily due to lower annuity profits.

Statutory Premiums and Deposits

The following table sets forth statutory premiums and deposits by product for the Allmerica Financial Services segment.


                                                                      (Unaudited)                         (Unaudited)
                                                                      Quarter Ended                     Nine Months Ended
                                                                       September 30,                       September 30,
                                                                ------------------------             -----------------------
(In millions)                                                     2001              2000               2001             2000
----------------------------------------------------------------------------------------------------------------------------
     Insurance:
          Traditional life....................................  $  7.5            $  8.0           $   31.5         $   33.6
          Universal life......................................     2.8               3.2               12.2             13.7
          Variable universal life.............................    47.8              51.0              149.1            153.7
          Individual health...................................       -               0.1                0.2              0.2
          Group variable universal life.......................     8.1              13.7               67.4             43.8
                                                                ------            ------           --------         --------
                Total insurance...............................    66.2              76.0              260.4            245.0
                                                                ------            ------           --------         --------
     Annuities:
          Separate account annuities..........................   435.3             617.7            1,414.6          1,973.1
          General account annuities...........................   180.8             123.5              737.2            387.6
          Retirement investment accounts......................     1.3               2.1                5.2              8.2
                                                                ------            ------           --------         --------
                Total individual annuities....................   617.4             743.3            2,157.0          2,368.9

          Group annuities.....................................    19.8             119.2              185.0            378.5
                                                                ------            ------           --------         --------
                Total annuities...............................   637.2             862.5            2,342.0          2,747.4
                                                                ------            ------           --------         --------
     Total premiums and deposits..............................  $703.4            $938.5           $2,602.4         $2,992.4
                                                                ======            ======           ========         ========


Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Total premiums and deposits decreased $235.1 million, or 25.1%, to $703.4 million. These decreases are primarily due to lower separate account and group annuity deposits, partially offset by higher general account deposits. The Company believes that the lower separate account and group annuity deposits reflect an industry-wide trend resulting from a general decline in the equity markets. In addition, group annuity deposits decreased due to the Company's decision to exit its defined contribution retirement plan business and to cease marketing activities for new defined benefit retirement business. Partially offsetting these decreases were higher annuity deposits into the Company's general account, resulting in part, from the aforementioned promotional annuity program.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

For the nine months ended September 30, 2001, total premiums and deposits decreased $390.0 million, or 13.0%, to $2,602.4 million. These decreases are primarily due to lower separate account and group annuity deposits resulting from the aforementioned general decline in the equity markets and to the aforementioned activities regarding the Company's defined contribution and defined benefit lines of business. Partially offsetting these decreases were higher annuity deposits into the Company's general account resulting, in part, from the aforementioned promotional annuity program.

Annuity products are distributed primarily through three distribution channels:
(1) "Agency", which consists of the Company's career agency force; (2) "Select", which consists of a network of third party broker-dealers; and (3) "Partners", which includes distributors of the mutual funds advised by Zurich Scudder Investments ("Zurich-Scudder"), Pioneer Investment Management, Inc. and Delaware Management Company. Select, Partners, and Agency represented, respectively, approximately 38%, 37%, and 25% of individual annuity deposits in the first nine months of 2001, and Zurich-Scudder represented 27% of all individual annuity deposits. During the first nine months of 2000, Select, Partners, and Agency represented, respectively, approximately 25%, 46%, and 29% of individual annuity deposits. The increase in deposits within the Select channel resulted primarily from the aforementioned promotional annuity program which was only available in the Select channel, and to a significant expansion of the number of wholesalers in this channel.

Allmerica Asset Management

The following table summarizes the results for the Allmerica Asset Management segment for the periods indicated.

                                                             (Unaudited)           (Unaudited)
                                                            Quarter Ended       Nine Months Ended
                                                            September 30,         September 30,
                                                         ----------------       ------------------
(In millions)                                              2001      2000        2001        2000
--------------------------------------------------------------------------------------------------
Interest margins on GICs
   Net investment income..............................   $ 37.1    $ 38.1    $  113.5     $  96.6
   Interest credited..................................     32.2      33.4        99.8        84.3
                                                         ------    ------    --------     -------
Net interest margin...................................      4.9       4.7        13.7        12.3
                                                         ------    ------    --------     -------
Fees and other income
   External...........................................      1.7       1.7         4.5         4.8
   Internal...........................................      1.3       1.2         4.0         3.8
Other operating expenses..............................     (1.8)     (1.8)       (5.7)       (5.4)
                                                         ------    ------    --------     -------
Segment income........................................   $  6.1    $  5.8    $   16.5     $  15.5
                                                         ======    ======    ========     =======


Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Segment income increased $0.3 million, or 5.2%, to $6.1 million during the third quarter of 2001. This increase is primarily due to increased earnings on guaranteed investment contracts ("GICs"). Additional long-term funding agreement deposits were approximately $74.0 million in the third quarter of 2001. The rating agency actions described in "Recent Developments" may negatively impact the GIC line of business in future periods.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment income increased $1.0 million, or 6.5%, to $16.5 million in the first nine months of 2001. This increase is primarily due to increased earnings on GICs, partially offset by a decrease in fees and other income related to external clients. Earnings on GICs increased in 2001 primarily due to additional long-term funding agreement deposits of $1.2 billion, partially offset by lower investment income due to defaults on certain bonds supporting GIC obligations. The decrease in external fees and other income primarily resulted from a decrease in management fees from a securitized investment portfolio, partially offset by an increase in new external assets under management.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                                                               (Unaudited)         (Unaudited)
                                                              Quarter Ended     Nine Months Ended
                                                              September 30,       September 30,
                                                          ------------------    ------------------
(In millions)                                                2001       2000       2001       2000
--------------------------------------------------------------------------------------------------
Segment revenues
  Net investment income................................   $   2.1    $   2.2    $   4.6    $   4.9

Interest expense.......................................       3.8        3.8       11.4       11.4
Other operating expenses...............................      14.0       12.1       40.7       33.9
                                                          -------    -------    -------    -------
Segment loss...........................................   $ (15.7)   $ (13.7)   $ (47.5)   $ (40.4)
                                                          =======    =======    =======    =======

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Segment loss increased $2.0 million, or 14.6%, to $15.7 million in the third quarter of 2001 primarily due to an increase in employee related costs, higher technology expenses and the timing of certain corporate overhead costs.

Interest expense for both periods relates to the interest paid on the Senior Debentures of the Company.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment loss increased $7.1 million, or 17.6%, to $47.5 million in the first nine months of 2001 primarily due to the timing of certain corporate overhead expenses, increased technology costs and certain corporate overhead expenses previously allocated to other operating segments.

Interest expense for both periods relates to the interest paid on the Senior Debentures of the Company.

Investment Portfolio

The Company held general account investment assets diversified across several asset classes, as follows:

                                                                 (Unaudited)
                                                             September 30, 2001                    December 31, 2000
                                                    -------------------------------------------------------------------
                                                       Carrying    % of Total                Carrying      % of Total
(Dollars in millions)                                   Value      Carrying Value             Value      Carrying Value
-----------------------------------------------------------------------------------------------------------------------
Fixed maturities (1)................................   $ 9,221.1       84.1%                 $8,118.0        83.9%
Equity securities (1)...............................        56.2        0.5                      85.5         0.9
Mortgages...........................................       548.5        5.0                     617.6         6.4
Policy loans........................................       382.0        3.5                     381.3         3.9
Cash and cash equivalents...........................       600.9        5.5                     281.1         2.9
Other long-term investments.........................       159.4        1.4                     193.2         2.0
                                                       ---------      -----                  --------       -----
     Total..........................................   $10,968.1      100.0%                 $9,676.7       100.0%
                                                       =========      =====                  ========       =====


(1) The Company carries fixed maturities and equity securities in its investment portfolio at market value.


Total investment assets increased $1.3 billion, or 13.3%, to $11.0 billion during the first nine months of 2001. This increase consisted primarily of additional fixed maturities of $1.1 billion and additional cash and cash equivalents of $319.8 million. The increase in fixed maturities and cash and cash equivalents is primarily due to the investment of funds received from the sale of GICs by the Allmerica Asset Management segment, as well as an increase in general account deposits, including those related to the aforementioned promotional annuity program, in the Allmerica Financial Services segment. Also, a shift in assets from the Company's separate accounts to its general accounts and the timing of investment purchases in the Allmerica Financial Services segment contributed to these increases.

The Company's fixed maturity portfolio is comprised of primarily investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 89.5% and 88.1% of the Company's total fixed maturity portfolio at September 30, 2001 and December 31, 2000, respectively. The average yield on fixed maturities was 7.4% for the nine months ended September 30, 2001 and 2000. Although management expects that new funds will be invested primarily in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests.

As a result of the Company's exposure to below investment grade securities, the Company recognized $118.5 million and $30.0 million of realized losses on other than temporary impairments of fixed maturities during the first nine months of 2001 and 2000, respectively. The losses reflect the continued deterioration of the high-yield market. The recognition of these losses followed the review of recent defaults on interest payments, financial information from issuers, estimated future cash flows and other trends in the high-yield market. In addition, the Company had fixed maturity securities with a carrying value of $15.3 million and $7.5 million on non-accrual status at September 30, 2001 and December 31, 2000, respectively. No assurance can be given that the fixed maturity impairments will, in-fact, be adequate to cover future losses or that substantial additional impairments will not be required in the future.

The effect of holding securities for which income is not accrued, compared with amounts that would have been recognized in accordance with the original terms of the investments, was a reduction in net investment income of $9.2 million and $2.6 million for the nine months ended September 30, 2001 and 2000, respectively. This includes the impact of securities held as of the aforementioned financial statement dates, as well as those securities sold during the period. Management expects that defaults in the fixed maturities portfolio may continue to negatively impact investment income.

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


Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

The provision for federal income taxes before minority interest, discontinued operations and the effect of a change in accounting principle was an $11.4 million benefit during the third quarter of 2001 compared to a $13.1 million expense during the same period in 2000. These provisions resulted in consolidated effective federal tax rates of (47.9%) and 16.5% for the quarters ended September 30, 2001 and 2000, respectively. The decrease in the rate is primarily due to lower underwriting income, both for the current quarter and anticipated for the full year. This resulted in an increase in the proportion of tax-exempt investment income to pre-tax income in the current quarter, as well as a reduction in the tax rate expected for the full year. Also, in the current quarter, the Company recognized a benefit related to the dividends received deduction associated with its variable products. The Company did not recognize such benefit in any of the first three quarters of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The provision for federal income taxes before minority interest, discontinued operations and the effect of a change in accounting principle was a $6.7 million benefit during the first nine months of 2001 compared to a $29.0 million expense during the same period in 2000. These provisions resulted in consolidated effective federal tax rates of (8.8%) and 16.0% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the rate is primarily due to lower underwriting income and increased realized losses in the first nine months of 2001 resulting in an increase in the proportion of tax-exempt investment income to pre-tax income, as well as to the recognition of the dividends received deduction associated with the Company's variable products.


Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. During the first nine months of 2001, AFC received $100.0 million of dividends from its property and casualty businesses. Additional dividends from the Company's insurance subsidiaries in 2001 would be considered "extraordinary" and would require prior approval from the respective state regulators. The Company does not expect dividend payments from its life insurance subsidiaries in 2002.

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

Net cash provided by operating activities was $422.2 million and $197.5 million during the first nine months of 2001 and 2000, respectively. The increase in 2001 is primarily the result of higher general account deposits, including funds received from the aforementioned promotional annuity program, and to an increase in premiums received from the property and casualty business. These increases in cash were partially offset by increased loss and LAE payments in the property and casualty business.

Net cash used in investing activities was $802.1 million and $816.9 million during the first nine months of 2001 and 2000, respectively. The decrease in cash used in 2001 is primarily the result of year over year declines in purchases of mortgages, joint venture investments, and company owned life insurance, partially offset by higher net purchases of fixed maturities. Net purchases of fixed maturities increased primarily due to the timing of investing new funding agreement deposits and from additional deposits into the general account, including those related to the aforementioned promotional annuity program.

Net cash provided by financing activities was $699.7 million and $491.6 million during the first nine months of 2001 and 2000, respectively. The increase in 2001 is primarily due to an increase in net funding agreement deposits, including trust instruments supported by funding obligations, of $157.7 million and a $44.4 million year over year reduction in cash used for the Company's share repurchase program.

In the opinion of management, AFC has sufficient funds at the holding company or available through dividends from its insurance subsidiaries, or through available credit facilities to meet its obligations to pay interest on the Senior Debentures, Capital Securities and dividends, when and if declared by the Board of Directors, on the common stock. On October 23, 2001, the Board of Directors declared an annual dividend of $0.25 per share on the issued and outstanding common stock of the Company, payable November 20, 2001 to shareholders of record at the close of business November 5, 2001.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. AFC has $215.0 million available under a committed syndicated credit agreement, which expires on May 24, 2002. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. At September 30, 2001, no amounts were outstanding under this agreement. The Company had $71.0 million of commercial paper borrowings outstanding at September 30, 2001. These borrowings are used in connection with the Company's premium financing business, which is included in the Risk Management segment.


Recent Developments

During the third quarter of 2001, the Company was informed of rating decisions made by three rating agencies. A.M. Best re-affirmed the "A" (Excellent) financial strength ratings assigned to the life insurance and property and casualty insurance companies. In addition, Fitch rating service, formerly Duff & Phelps, re-affirmed the "AA" (Very High) claims paying ability ratings of the life insurance companies. Moody's Investors Service also re-affirmed the life and property and casualty insurance companies' financial strength ratings of "A1" (Good), but revised the outlook for the life insurance companies' ratings to negative from stable. Rating downgrades from current levels may adversely impact the Company's product sales and its results of operations.

Additionally, during the third quarter of 2001, A.M. Best re-affirmed the "A-" senior debt rating and the "bbb+" Capital Securities rating and Fitch re-affirmed its "A+" senior debt rating assigned to the Company. Moody's placed the Company's "A2" senior debt rating, "a2" Capital Securities rating, and "P1" short-term debt rating on review for possible downgrade. Rating downgrades from current levels may adversely affect the cost of any additional debt financing.

For the nine months ended September 30, 2001 and 2000, the Company recognized net expenses (benefits) of $3.9 million and ($9.3) million, respectively, related to its employee pension plans. The expense or benefit related to the pension plans results from several factors, including changes in the market value of plan assets, interest rates and employee compensation levels. The net benefit in 2000 primarily reflected increases in the market value of plan assets in 1999 and prior years, while the net expense in 2001 primarily reflected a decline in the market value of plan assets in 2000. In 2002, management expects a significant increase in employee pension plan costs due to an expected decline in the market value of plan assets and interest rates in 2001. Such increases may negatively affect the Company's results of operations.

The Risk Management segment recently enhanced its agency management and review process, evaluating its approximately 2600 existing agencies. The result of this process was the identification of approximately 600 agencies that do not meet certain profitability standards or are not strategically aligned with the Company. For these agents, the Company intends to either terminate the relationship or restrict the agent's access to certain types of policies. Management currently expects this process may result in lower annual written premium of approximately $200 million. However, the Company anticipates improved profitability as a result of expected lower losses incurred. Due to contractual and regulatory requirements, there will be a termination period in which the Company is obligated to renew existing policies, typically 12-18 months. There can be no assurance that the anticipated improvement in profitability will materialize.

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

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company has insured in either the current or in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business and recent and future changes affecting the tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations;
(v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) difficulties in recruiting new or retaining existing career agents, wholesalers, broker-dealers and partnership relations to support the sale of variable products; (viii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (ix) loss or retirement of key executives; (x) increases in costs, particulary those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting;
(xiii) adverse changes in the ratings obtained from independent rating agencies, such as Fitch, Moody's, Standard and Poor's and A.M. Best; (xiv) lower appreciation on or decline in value of the Company's managed investments or the investment markets in general, resulting in reduced variable product sales, assets and related variable product, management and brokerage fees, lapses and increased surrenders, as well as increased cost of guaranteed minimum death benefits/decreased account balances supporting our guaranteed benefits products;
(xv) possible claims relating to sales practices for insurance products; (xvi) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts or adverse effects on the cost and availability of reinsurance resulting from the September 11 terrorist attack; (xvii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products; (xviii) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets; (xix) losses resulting from the Company's participation in certain reinsurance pools; (xx) losses due to foreign currency fluctuations; (xxi) defaults in debt securities held by the Company, and (xxii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK


Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2000, included in the Company's Form 10-K for the year ended December 31, 2000. There have been no material changes in the first nine months of 2001 to such risks or our management of such risks.

                          PART II - OTHER INFORMATION
                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

       EX - 99.2  Important Factors Regarding Forward Looking Statements

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



                        Allmerica Financial Corporation
                        -------------------------------
                                   Registrant



Dated    November 13, 2001
        ------------------

                                    /s/ John F. O'Brien
                                    -------------------------------------------
                                    John F. O'Brien
                                    President and Chief Executive Officer


Dated    November 13, 2001
        ------------------

                                    /s/ Edward J. Parry III
                                    -------------------------------------------
                                    Edward J. Parry III
                                    Vice President, Chief Financial Officer and
                                    Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit Number     Exhibit
--------------     -------
    99.2           Important Factors Regarding Forward Looking Statements