Form 10-K
period 2001-12-31
ALLMERICA FINANCIAL CORP
filed 2002-04-01
CIK 944695

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      Based on the closing sales price of March 21, 2002 the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant was $2,281,932,311.

      The number of shares outstanding of the registrant's common stock, $.01 par value, was 53,375,394 shares outstanding as of March 21, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Allmerica Financial Corporation's Annual Report to Shareholders for 2001 are incorporated by reference in Parts I, II, and IV. Portions of Allmerica Financial Corporation's Proxy Statement of Annual Meeting of Shareholders to be held May 14, 2002 are incorporated by reference in Part III.

                 Total number of pages, including cover page: 45

                         Exhibit Index is on pages 29-32

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

Financial Information About Operating Segments

      The Company offers financial products and services in two major areas:
Risk Management and Asset Accumulation. Within these broad areas, the Company conducts business principally in three operating segments. These segments are Risk Management, Allmerica Financial Services, and Allmerica Asset Management. In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company) and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those generated by certain officers and directors, technology, finance, human resources and legal.

      Information with respect to each of the Company's segments is included in "Results of Operations" on pages 18-31 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 15 on pages 73-74 of the Notes to the Consolidated Financial Statements included in the 2001 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

Description of Business by Segment

      Following is a discussion of each of the Company's operating segments.

Risk Management

      General

      The Company's Risk Management segment consists primarily of its property and casualty operations, which are principally generated through The Hanover Insurance Company and Citizens Insurance Company of America. For the year ended December 31, 2001, the Risk Management segment accounted for $2,454.8 million, or 71.4%, of consolidated segment revenues and $93.5 million, or 48.3%, of consolidated segment income before federal income taxes and minority interest. The Company underwrites personal and commercial property and casualty insurance primarily through an independent agent network concentrated in the Northeast, Midwest and Southeast United States.

      The Company strives to maintain a focus on the core disciplines of underwriting, pricing, claims adjusting and investing. The Company's overall strategy is to improve profitability through disciplined underwriting, effective claim handling, marketing, agency management, operating efficiencies and measured growth. The Company, in its Risk Management segment, continues to have strong regional focus and places heavy emphasis on underwriting profitability and loss reserve adequacy in each major product line. The Risk Management segment of AFC was the 23rd largest property and casualty insurance group in the United States based on 2000 direct premiums written, according to A.M. Best.

      The industry's profitability can be affected significantly by price competition, volatile and unpredictable developments such as extreme weather conditions and natural disasters, legal developments affecting insurer liability, extracontractual liability and the size of jury awards, acts of terrorism, fluctuations in interest rates and other factors that may affect investment returns and other general economic conditions and trends, such as inflationary pressures, that may affect the adequacy of reserves.

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

      Customers, Marketing and Distribution

      AFC pursues measured growth in its existing markets through local operations that apply extensive knowledge of markets to offer competitive products and services and through the establishment of long-term relationships with larger, well-established independent agencies. The Company believes that the selection of markets in which to pursue profitable growth is dependent upon maintaining its local market presence to enhance underwriting results and identify favorable markets. The Company is committed to maintaining the local market presence afforded by its eighteen branch sales and underwriting offices. Regional business centers provide processing support and are located in Howell, Michigan, Worcester, Massachusetts and Atlanta, Georgia. Administrative functions are centralized in its headquarters in Worcester, Massachusetts.

      During the fourth quarter of 2001, the Company completed an extensive review of its agency relationships which resulted in the termination of 377 agencies and the withdrawal of commercial lines' underwriting authority from an additional 314 agencies. These actions affected approximately 27% of the approximately 2,500 active agencies representing the Company in 2001. These agencies have consistently produced unsatisfactory loss ratios. In addition, the Company terminated virtually all of its specialty commercial programs, which accounted for $54.4 million of net premiums written in 2001, and discontinued a number of special marketing arrangements. The total earned premium associated with the exited business was $252.9 million in 2001 and is estimated to be approximately $170 million and $65 million in 2002 and 2003, respectively. The Company is contractually or under statutory regulations obligated to renew policies with certain agents that will be in runoff in 2002 and 2003. The Company believes that these actions will ultimately result in improved underwriting results. In connection with these actions, the Company performed an actuarial review of outstanding reserves with segregated loss history on the exited business. Based on this review, losses and expenses totaling $68.3 million were recorded in 2001. Actual future losses from the exited business may vary from the Company's estimate.

      During 1999, AFC introduced a businessowner policy ("BOP") product called Dimension 2000+SM. The Company has expanded the distribution of this product to additional agents since its inception. The new product is designed to replace the traditional BOP product for certain classes of customers. This product is targeted toward small business, providing broadened coverage and enabling ease of conducting business. Dimension 2000+ SM is sold through agents utilizing an internet based point-of-sale system which provides full quote-to-issue capabilities. This point-of-sale system was expanded to commercial automobile policies in 2001. These investments in technology have improved the service provided to agents and the timing of policy issuance.

      Because there is no one, dominant competitor in any of the markets in which the Risk Management segment competes, management believes there is opportunity for future growth. The Risk Management segment of the Company is not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the segment's insurance operations. Risk Management focuses on two target areas: standard, or traditional markets, and sponsored program business.

      Standard Markets

      The Company markets property and casualty products primarily in the Northeast, Midwest and Southeast United States through the Standard Markets distribution channel, which at December 31, 2001 provided for more than $1,550 million of Risk Management's written premium. This channel predominantly markets property and casualty insurance products through approximately 2,000 independent insurance agencies and seeks to establish long-term relationships with larger, well-established agencies. In selecting agencies for new appointments, the Company considers the following criteria: a record of profitability and financial stability, an experienced and professional staff, a marketing plan for future growth and a succession plan for management. Once appointed, each agency's performance is carefully monitored and appropriate relationship actions are made based on this performance.

      Independent agents provide specialized knowledge of property and casualty products, local market conditions and targeted customer characteristics. Since the Company offers property and casualty insurance products mainly through independent agents, fostering a close, supportive relationship with each agency is critical to the continued growth of the business. The Company, in the Risk Management segment, compensates agents based on profitability, in addition to regular commission. This practice is intended to motivate its agents to write policies for customers with above-average profit characteristics. By offering its independent agents a consistent source of products demanded by the agents' customers, the Company believes that an increasing number of its agents will rely on the Company as their principal supplier of insurance products. The Risk Management segment sponsors an

Agents Advisory Council as a forum to enhance relationships between AFC and its agents. The Council seeks to work together with the Company to provide products and services that help clients better manage the risks they face and to coordinate marketing efforts, support implementation of the Company's strategies, and enhance local market presence. In Michigan, AFC is a principal provider with many of its agencies, averaging more than $1 million of written premiums per agent in 2001.

      Sponsored Markets

      This distribution channel offers primarily discounted insurance products that are individually written to employees and members of organizations which have established a marketing agreement with the Company, as well as franchise programs that are tailored for members of associations and organizations, including programs for senior citizens. For example, the Company has developed and marketed groups in the personal segments that are tailored for members of associations, financial institutions and employers. The organizations may choose to make the programs available to their members or employees based on an evaluation of rates, service and regulation, but each risk is individually underwritten and each customer is issued a separate policy. Associations and organizations receive no payment for making franchise programs available to their members or employees.

      Management believes that advantages of competitive pricing, effective consumer awareness campaigns targeted at sponsoring organizations, the convenience of payroll deducted premiums and word of mouth advertising will contribute to the effectiveness of worksite and affinity sales through this channel, as well as provide for lower distribution expenses. The Company, through the Risk Management segment, is also exploring sales through banks and electronic commerce. As of December 31, 2001, written premium in the Sponsored Markets distribution channel was more than $650 million.

      Residual Markets and Pooling Arrangements

      As a condition of its license to do business in various states, the Company is required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage voluntarily provided by private insurers. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will write them voluntarily. The Company's participation in such shared markets or pooling mechanisms is generally proportional to the Risk Management segment's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. The Company incurred an underwriting loss from participation in such mechanisms, mandatory pools and underwriting associations of $20.1 million, $26.1 million and $24.2 million in 2001, 2000 and 1999, respectively, relating primarily to coverages for personal and commercial automobile, personal and commercial property, and workers' compensation. The decrease in the underwriting loss in 2001 is primarily related to Hanover's participation in the Massachusetts Commonwealth Automobile Reinsurers ("CAR") pool which is consistent with a decrease in the participation ratio. The increase in the underwriting loss in 2000 compared to 1999 is the primarily the result of an increase in Hanover's participation in the CAR pool and higher actual loss activity experienced in the overall Massachusetts automobile market.

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

      As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to the Massachusetts Commonwealth Automobile Reinsurers. Net premiums earned and losses and loss adjustment expenses ("LAE") ceded to CAR were $34.2 million and $38.0 million in 2001, $37.3 million and $44.5 million in 2000, and $42.8 million and $42.6 million in 1999. At December 31, 2001, CAR represented 10% or more of the Company's reinsurance business.

      A reinsurance mechanism that exists in Michigan, the Michigan Catastrophic Claims Association ("MCCA"), covers no-fault first party medical losses of retentions in excess of $250,000. All automobile insurers in this state are required to participate in this reinsurance mechanism. Insurers are reimbursed for their covered losses in excess of the $250,000 threshold. Effective July 1, 2002 this threshold will increase to $300,000 and will continue to increase in amounts, which have not yet been determined, over the next ten years until it reaches $500,000. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state's automobile liability insurance market. The Company ceded to the MCCA premiums earned and losses and LAE of $7.2 million and $44.5 million in 2001, $3.7 million and $31.1 million in 2000, and $3.7 million and $75.3 million in 1999. At December 31, 2001, the MCCA represented 10% or more of the Company's reinsurance business.

      At December 31, 2001 and 2000, the Company, in the Risk Management segment, had reinsurance recoverables on paid and unpaid losses from CAR of $40.4 million and $56.4 million, respectively, and from MCCA of $320.2 million and $298.4 million, respectively. Management believes that in the current regulatory climate, the Company, in the Risk Management segment, is unlikely to incur any material loss or become unable to pay claims as a result of nonpayment of amounts owed to it by CAR, because CAR is a mandated pool supported by all insurance companies licensed to write automobile insurance in the Commonwealth of Massachusetts. In addition, with respect to MCCA (i) it is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, (iii) all amounts owed to the Company by the MCCA have been paid when due, and (iv) the MCCA is supported by assessments permitted by statute.

      A type of reinsurance mechanism that exists in New Jersey, The New Jersey Unsatisfied Claim and Judgment Fund ("NJUCJF"), covers no-fault first party medical losses in excess of retentions of $75,000, up to $175,000. All automobile insurers in this state are required to participate in the reinsurance mechanism. Insurers are reimbursed for their covered losses in excess of the threshold. Funding for this fund comes from assessments against automobile insurers based upon their proportionate market share of the state's automobile liability insurance market. The NJUCJF currently has an unfunded liability for future payment years. It calculates assessments against insurers on the basis of a two-year cash flow analysis.

      Reference is made to Note 17 on pages 74 and 75 and Note 20 on page 78 of the Notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

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

      Voluntary Pools

      The Company has terminated its participation in virtually all of its voluntary pool business, however the Company continues to be subject to claims related to years in which it was a participant. The Company was a participant in a voluntary excess and casualty reinsurance pool (Excess and Casualty Reinsurance Association "ECRA") from 1950 to 1982. In 1982 the pool was dissolved and since that time the business has been in runoff. The Company's participation in this pool has resulted in an average loss of $2.5 million annually over the past ten years. During 2001, the pool commissioned an independent actuarial review of the current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, the Company recorded an additional $33.0 million of losses in 2001. Management believes that this item is not indicative of overall operating trends of this pool or other voluntary pools in which the Company participates. Because of the inherent uncertainty regarding the types of claims in this pool, there can be no assurance that these additional reserves will be sufficient. Loss and LAE reserves for the Company's voluntary pools were $73.1 million, including $45.3 million related to ECRA, as of December 31, 2001.

      Other Involuntary Pools

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

      With respect to commercial automobile coverage, another pooling mechanism, a Commercial Auto Insurance Plan ("CAIP"), uses a limited number of servicing carriers to handle assignments from other insurers. The CAIP servicing carrier is paid a fee by the insurer who otherwise would be assigned the responsibility of handling the commercial automobile policy and paying claims. Approximately 40 states have CAIP mechanisms, including Connecticut, Illinois, New Hampshire, Maine, New Jersey and Louisiana.

Competition

      The property and casualty industry is competitive among national agency companies, direct writers, and regional and local insurers on the basis of both price and service. National agency companies sell insurance through independent agents and usually concentrate on commercial lines of property and casualty insurance. Direct writers, including those with exclusive agent representation, dominate the personal lines of property and casualty insurance and operate on a national, regional or single state basis. Regional and local companies sell through independent agents in one or several states in the same region and usually compete in both personal and commercial lines. The Company, through its Standard Markets and Sponsored Markets distribution channels, markets through independent agents and, therefore, competes with other independent agency companies for business in each of the agencies representing them.

      The Company is licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia. As of December 31, 2001, approximately 36% and 16% of AFC's written premium is generated in the states of Michigan and Massachusetts, respectively. The Company's other primary markets include New York, New Jersey, Maine and Indiana.

      In Michigan, the Company competes in personal lines with a number of national direct writers and regional and local companies. According to A.M. Best, as of December 31, 2000, the Company is the largest writer of property and casualty insurance in Michigan through independent agents based upon direct written premiums. About half of the Company's Michigan business is in the personal automobile line. In Michigan personal lines, AFC ranked fourth with 9.4% of the total market. In Michigan, AFC's principal personal lines competition is from Auto Club of Michigan, State Farm Group and Allstate.

      In Michigan, AFC's commercial lines competition is principally from national agency companies, and regional and local companies. According to A.M. Best, as of December 31, 2000, AFC is the largest commercial lines writer in Michigan with approximately 9% of the market. The insurance industry, including the Company, initiated commercial lines rate increases in 2000 and continued to increase rates in 2001, as compared to rate decreases in prior years primarily due to price competition.

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

      Although the environment in Massachusetts' personal automobile market has continued to be competitive, the Company's personal automobile direct written premiums increased by 5.1% in 2001. Approximately 23% of Allmerica's personal automobile business is written in Massachusetts. The Massachusetts Division of Insurance sets the rates for personal automobile business in the state. Effective January 1, 2001, rates decreased 8.3%, reversing the previous trend of 0.7% increases that occurred in both 2000 and 1999. There was no material rate change in 2002. The Massachusetts Division of Insurance allows companies to offer discounts for sponsoring organizations and safe drivers. In 2001, the Company modified some of the discounts it previously offered. In 2002, the discount for safe drivers remains consistent with those offered in 2001 at 2%. In addition, the Company's Sponsored Markets unit currently offers more than 125 group programs throughout the state, including a large group plan with approximately 425,000 eligible members.

Underwriting

      Pricing

      The manner in which the Company prices products takes into consideration the expected frequency and severity of losses, the costs of providing the necessary coverage (including the cost of administering policy benefits, sales and other administrative and overhead costs) and a margin for profit.

      The Company, in the Risk Management segment, seeks to achieve a target combined ratio (the sum of the ratio of incurred claims and claim expense to premiums earned and the ratio of underwriting expenses incurred to premiums written) in each of its product lines regardless of market conditions. This strategy is intended to better enable the Company to achieve measured growth and consistent profitability. The Company concentrates on its established major product lines, and accordingly, does not typically pursue the development of products with relatively unpredictable risk profiles. In addition, the Company seeks to utilize its extensive knowledge of local markets, including knowledge of regulatory requirements, to achieve superior underwriting results. AFC relies on information provided by its local agents and on the knowledge of its staff in the local branch offices. Since the Risk Management segment maintains a strong regional focus and a significant market share in a number of states, the Company can apply its extensive knowledge and experience in making underwriting and rate setting decisions.

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

      The Company, in the Risk Management segment, utilizes claims processing technology which allows most of the smaller and more routine personal lines claims to be processed at centralized locations. The centralization helps to increase efficiency and minimize operating costs.

      The Risk Management segment has a program under which participating agents have settlement authority for many property loss claims. Based upon the program's experience, the Company believes that this program contributes to lower loss adjustment expense experience and to higher customer satisfaction ratings by permitting the early and direct settlement of these small claims. Approximately 30% of the total number of paid claims reported in the Midwest were settled under this program.

      Property and casualty insurers are subject to claims arising out of catastrophes which may have a significant impact on their results of operations and financial condition. The Risk Management segment may experience catastrophe losses in the future which could have a material adverse impact on the Company. Catastrophes can be caused by various events including snow, ice storms, hurricanes, earthquakes, tornadoes, wind, hail, terrorism, fires and explosions, and the incidence and severity of catastrophes are inherently unpredictable. The Company manages its catastrophe risks through underwriting procedures, including the use of specific exclusions for floods, terrorism and other factors, and through reinsurance programs. The Company is currently using terrorism exclusion forms from the Insurance Service Office for its commercial property and general liability exposures in states that have approved the use of the forms unconditionally. Some states have limitations related to the use of exclusions that require the Company to demonstrate a lack of reinsurance coverage for the terrorism peril. There are also five states, as of March 21, 2002, that have not approved the use of any terrorism exclusions. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and business property insurance have in the past generated the vast majority of catastrophe-related claims.

      Reserve for Unpaid Losses and Loss Adjustment Expenses

      Reference is made to "Reserve for Losses and Loss Adjustment Expenses" on pages 25, 26 and 27 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

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

      The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities ("Statutory") to reserves determined in accordance with generally accepted accounting principles ("GAAP") at December 31, as follows:

                                                       2001          2000           1999
                                                       ----          ----           ----
                                                               (In millions)
Statutory reserve for losses and LAE                 $2,057.5      $1,906.5      $1,926.6
GAAP adjustments:
        Reinsurance recoverable on unpaid losses        864.6         816.9         694.2
        Other(*)                                         (0.6)         (4.3)         (2.1)
                                                     ------------------------------------
GAAP reserve for losses and LAE                      $2,921.5      $2,719.1      $2,618.7
                                                     ====================================

(*)   Primarily represents purchase accounting adjustments.

   Analysis of Losses and Loss Adjustment Expenses Reserve Development

     The following table sets forth the development of net GAAP reserves for unpaid losses and LAE from 1991 through 2001 for the Company.

                                                                           Year ended December 31,
                                                --------------------------------------------------------------------------
                                                  2001         2000          1999         1998         1997         1996
                                                  ----         ----          ----         ----         ----         ----
                                                                                (In millions)
Net reserve for losses and LAE(1) .........     $2,056.9     $1,902.2      $1,924.5     $2,005.5     $2,038.7     $2,117.2
Cumulative amount paid as of(2):
One year later ............................           --        780.3         703.8        638.0        643.0        732.1
Two years later ...........................           --           --       1,063.8        996.0        967.4      1,054.3
Three years later .........................           --           --            --      1,203.0      1,180.7      1,235.0
Four years later ..........................           --           --            --           --      1,301.5      1,365.9
Five years later ..........................           --           --            --           --           --      1,439.8
Six years later ...........................           --           --            --           --           --           --
Seven years later .........................           --           --            --           --           --           --
Eight years later .........................           --           --            --           --           --           --
Nine years later ..........................           --           --            --           --           --           --
Ten years later ...........................           --           --            --           --           --           --
Net reserve re-estimated as of(3):
End of year ...............................      2,056.9      1,902.2       1,924.5      2,005.5      2,038.7      2,117.2
One year later ............................           --      2,010.8       1,837.1      1,822.1      1,911.5      1,989.3
Two years later ...........................           --           --       1,863.3      1,781.4      1,796.8      1,902.8
Three years later .........................           --           --            --      1,818.6      1,734.9      1,832.5
Four years later ..........................           --           --            --           --      1,762.9      1,783.7
Five years later ..........................           --           --            --           --           --      1,810.9
Six years later ...........................           --           --            --           --           --           --
Seven years later .........................           --           --            --           --           --           --
Eight years later .........................           --           --            --           --           --           --
Nine years later ..........................           --           --            --           --           --           --
Ten years later ...........................           --           --            --           --           --           --
                                                --------------------------------------------------------------------------
(Deficiency) Redundancy, net(4,5) .........     $     --     $ (108.6)     $   61.2     $  186.9     $  275.8     $  306.3
                                                --------------------------------------------------------------------------

                                                                     Year ended December 31,
                                                  ------------------------------------------------------------
                                                    1995         1994         1993         1992         1991
                                                    ----         ----         ----         ----         ----
                                                                          (In millions)
Net reserve for losses and LAE(1) .........       $2,132.5     $2,109.3     $2,019.6     $1,936.9     $1,772.4
Cumulative amount paid as of(2):
One year later ............................          627.6        614.3        566.9        564.3        569.0
Two years later ...........................        1,008.3        940.7        884.4        862.7        888.0
Three years later .........................        1,217.8      1,172.8      1,078.1      1,068.4      1,077.1
Four years later ..........................        1,325.9      1,300.4      1,210.9      1,184.1      1,207.1
Five years later ..........................        1,408.8      1,369.9      1,289.5      1,267.5      1,279.4
Six years later ...........................        1,459.8      1,427.6      1,353.3      1,323.1      1,337.2
Seven years later .........................             --      1,466.1      1,377.2      1,355.8      1,377.3
Eight years later .........................             --           --      1,408.3      1,387.7      1,404.1
Nine years later ..........................             --           --           --      1,413.3      1,431.6
Ten years later ...........................             --           --           --           --      1,453.9
Net reserve re-estimated as of(3):
End of year ...............................        2,132.5      2,109.3      2,019.6      1,936.9      1,772.4
One year later ............................        1,991.1      1,971.7      1,891.5      1,868.1      1,755.0
Two years later ...........................        1,874.3      1,859.4      1,767.4      1,762.8      1,717.7
Three years later .........................        1,826.8      1,780.3      1,691.5      1,703.3      1,670.8
Four years later ..........................        1,780.7      1,766.2      1,676.3      1,658.9      1,654.1
Five years later ..........................        1,740.1      1,735.6      1,653.7      1,637.3      1,634.6
Six years later ...........................        1,771.3      1,699.2      1,630.3      1,650.5      1,630.6
Seven years later .........................             --      1,733.1      1,603.9      1,627.2      1,644.2
Eight years later .........................             --           --      1,637.2      1,607.4      1,626.1
Nine years later ..........................             --           --           --      1,637.6      1,611.8
Ten years later ...........................             --           --           --           --      1,642.2
                                                  ------------------------------------------------------------
(Deficiency) Redundancy, net(4,5) .........       $  361.2     $  376.2     $  382.4     $  299.3     $  130.2
                                                  ------------------------------------------------------------

(1) Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported ("IBNR") reserves.
(2) Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.
(3) Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.
(4) Cumulative deficiency or redundancy at December 31, 2001 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.
(5) The following table sets forth the development of gross reserve for unpaid losses and LAE from 1992 through 2001 for the Company:

                                                              Year ended December 31,
                                       -----------------------------------------------------------------------
                                         2001         2000        1999        1998          1997        1996
                                       --------     --------    --------    --------      --------    --------
                                                                   (In millions)
Reserve for losses and LAE:
  Gross liability ...................  $2,921.5     $2,719.1    $2,618.7    $2,597.2      $2,615.4    $2,744.1
  Reinsurance recoverable ...........     864.6        816.9       694.2       591.7         576.7       626.9
                                       --------     --------    --------    --------      --------    --------
    Net liability ...................  $2,056.9     $1,902.2    $1,924.5    $2,005.5      $2,038.7    $2,117.2
                                       ========     ========    ========    ========      ========    ========
One year later:
  Gross re-estimated liability ......               $2,882.0    $2,553.4    $2,432.9      $2,472.6    $2,541.9
  Re-estimated recoverable ..........                  871.2       716.3       610.8         561.1       552.6
                                                    --------    --------    --------      --------    --------
    Net re-estimated liability ......               $2,010.8    $1,837.1    $1,822.1      $1,911.5    $1,989.3
                                                    ========    ========    ========      ========    ========
Two years later:
  Gross re-estimated liability ......                           $2,640.8    $2,379.6      $2,379.3    $2,424.5
  Re-estimated recoverable ..........                              777.5       598.2         582.5       521.7
                                                                --------    --------      --------    --------
    Net re-estimated liability ......                           $1,863.3    $1,781.4      $1,796.8    $1,902.8
                                                                ========    ========      ========    ========
Three years later:
  Gross re-estimated liability ......                                       $2,439.7      $2,305.2    $2,395.3
  Re-estimated recoverable ..........                                          621.1         570.2       562.8
                                                                            --------      --------    --------
    Net re-estimated liability ......                                       $1,818.6      $1,734.9    $1,832.5
                                                                            ========      ========    ========
Four years later:
  Gross re-estimated liability ......                                                     $2,351.0    $2,336.3
  Re-estimated recoverable ..........                                                        588.1       552.6
                                                                                          --------    --------
    Net re-estimated liability ......                                                     $1,762.9    $1,783.7
                                                                                          ========    ========
Five years later:
  Gross re-estimated liability ......                                                                 $2,380.8
  Re-estimated recoverable ..........                                                                    569.9
                                                                                                      --------
    Net re-estimated liability ......                                                                 $1,810.9
                                                                                                      ========
Six years later:
  Gross re-estimated liability ......
  Re-estimated recoverable ..........

    Net re-estimated liability ......

Seven years later:
  Gross re-estimated liability ......
  Re-estimated recoverable ..........

    Net re-estimated liability ......

Eight years later:
  Gross re-estimated liability ......
  Re-estimated recoverable ..........

    Net re-estimated liability ......

Nine years later:
  Gross re-estimated liability ......
  Re-estimated recoverable ..........

    Net re-estimated liability ......

                                                                Year ended December 31,
                                                      -------------------------------------------
                                                        1995        1994        1993       1992
                                                      --------    --------    --------   --------
                                                                      (In millions)
Reserve for losses and LAE:
  Gross liability ..................                  $2,896.0    $2,821.7    $2,717.3   $2,598.9
  Reinsurance recoverable ..........                     763.5       712.4       697.7      662.0
                                                      --------    --------    --------   --------
    Net liability ..................                  $2,132.5    $2,109.3    $2,019.6   $1,936.9
                                                      ========    ========    ========   ========
One year later:
  Gross re-estimated liability .....                  $2,587.8    $2,593.5    $2,500.5   $2,460.5
  Re-estimated recoverable .........                     596.7       621.8       609.0      592.4
                                                      --------    --------    --------   --------
    Net re-estimated liability .....                  $1,991.1    $1,971.7    $1,891.5   $1,868.1
                                                      ========    ========    ========   ========
Two years later:
  Gross re-estimated liability .....                  $2,427.7    $2,339.2    $2,333.3   $2,341.9
  Re-estimated recoverable .........                     553.4       479.8       565.9      579.1
                                                      --------    --------    --------   --------
    Net re-estimated liability .....                  $1,874.3    $1,859.4    $1,767.4   $1,762.8
                                                      ========    ========    ========   ========
Three years later:
  Gross re-estimated liability .....                  $2,358.6    $2,227.0    $2,145.5   $2,257.3
  Re-estimated recoverable .........                     531.8       446.7       454.0      554.1
                                                      --------    --------    --------   --------
    Net re-estimated liability .....                  $1,826.8    $1,780.3    $1,691.5   $1,703.2
                                                      ========    ========    ========   ========
Four years later:
  Gross re-estimated liability .....                  $2,359.5    $2,220.9    $2,102.0   $2,168.2
  Re-estimated recoverable .........                     578.8       454.7       425.7      509.3
                                                      --------    --------    --------   --------
    Net re-estimated liability .....                  $1,780.7    $1,766.2    $1,676.3   $1,658.9
                                                      ========    ========    ========   ========
Five years later:
  Gross re-estimated liability .....                  $2,299.8    $2,215.2    $2,091.7   $2,027.3
  Re-estimated recoverable .........                     559.7       479.6       438.0      390.0
                                                      --------    --------    --------   --------
    Net re-estimated liability .....                  $1,740.1    $1,735.6    $1,653.7   $1,637.3
                                                      ========    ========    ========   ========
Six years later:
  Gross re-estimated liability .....                  $2,351.2    $2,158.9    $2,096.6   $2,022.6
  Re-estimated recoverable .........                     579.9       459.7       466.3      372.1
                                                      --------    --------    --------   --------
    Net re-estimated liability .....                  $1,771.3    $1,699.2    $1,630.3   $1,650.5
                                                      ========    ========    ========   ========
Seven years later:
  Gross re-estimated liability .....                              $2,210.5    $2,050.3   $2,050.1
  Re-estimated recoverable .........                                 477.4       446.4      422.9
                                                                  --------    --------   --------
    Net re-estimated liability .....                              $1,733.1    $1,603.9   $1,627.2
                                                                  ========    ========   ========
Eight years later:
  Gross re-estimated liability .....                                          $2,099.9   $2,013.6
  Re-estimated recoverable .........                                             462.7      406.2
                                                                              --------   --------
    Net re-estimated liability .....                                          $1,637.2   $1,607.4
                                                                              ========   ========
Nine years later:
  Gross re-estimated liability .....                                                     $2,062.2
  Re-estimated recoverable .........                                                        424.6
                                                                                         --------
    Net re-estimated liability .....                                                     $1,637.6
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

      Under the Company's 2001 catastrophe reinsurance program, AFC retained $45.0 million of loss per hurricane occurrence and $25.0 million of loss per occurrence for all other exposures, 15% of all loss amounts in excess of $45.0 million, or $25.0 million for non-hurricane losses, up to $230.0 million, and all amounts in excess of $230.0 million. Effective January 1, 2002, the Company modified its catastrophe reinsurance program. Under this new program, AFC retains $45.0 million of loss per hurricane occurrence and $30.0 million of loss per occurrence for all other exposures, 15% of all aggregate loss amounts in excess of $45.0 million, or $30.0 million for non-hurricane losses, up to $230.0 million and all amounts in excess of $230.0 million. Additionally, this 2002 program excludes catastrophes related to terrorist activities.

      Under the Company's 2001 property catastrophe aggregate treaty, the treaty provided for annual aggregate coverage totaling 90% of catastrophe losses in excess of $65.0 million up to $115.0 million. The Company's retention was calculated cumulatively, in the aggregate, on a quarterly basis with the aggregate losses comprised of all catastrophe losses that exceeded $0.5 million per each loss occurrence. The maximum contribution from the Company for any one-loss occurrence for the purposes of calculating the aggregate retention was $25.0 million. Effective January 1, 2002, the Company modified its property catastrophe aggregate treaty. Under this new treaty, catastrophe losses will be calculated cumulatively, in the aggregate, at the end of each quarter during the term of the contract and will be subject to a retention limit based on property lines' net earned premium. This limit will equal 13.26% of the net earned premium at March 31, 2002, subject to a minimum net earned premium of $158.0 million and a maximum of $165.0 million, 13.21% of the net earned premium at June 30, 2002, subject to a minimum net earned premium of $318.0 million and a maximum of $328.0 million, 11.6% of the net earned premium at September 30, 2002, subject to a minimum net earned premium of $483.0 million and a maximum of $498.0 million, and 10.7% of the net earned premium at December 31, 2002 subject to a minimum net earned premium of $654.0 million and a maximum of $680.0 million. The 2002 property catastrophe aggregate treaty excludes terrorist related activities. Personal lines' losses due to fire or collapse as a result of an act of terrorism are not excluded from coverage under this treaty, except for those losses that result from biological, chemical or nuclear terrorism.


      Effective July 1, 2001, the Company maintains a property reinsurance program in which the reinsurers are responsible for 100% of each loss in excess of $0.5 million per occurrence up to $19.5 million for monoline inland marine and commercial auto physical damage. All other property business is 100% covered by reinsurers for each loss in excess of $2.0 million per occurrence up to $18.0 million. Amounts in excess of $19.5 million for monoline inland marine and commercial auto physical damage are 100% retained by the Company while amounts in excess of $18.0 million in all other property lines are retained by the Company.

      Under the 2001 casualty reinsurance program, the reinsurers were responsible for 40% of the amount of each loss in excess of $0.5 million per occurrence up to $1.0 million and 100% of the amount of each loss in excess of $1.0 million per occurrence up to $30.5 million for general liability and workers' compensation. Additionally, this reinsurance covered workers' compensation losses in excess of $30.5 million to $60.5 million per occurrence. Amounts in excess of $60.5 million, in the workers' compensation line, were retained 100% by the Company, while amounts in excess of $30.5 million, in the general liability line, were retained 100% by the Company. Effective January 1, 2002, under the Company's casualty reinsurance program, the reinsurers are responsible for 45% of the amount of each loss in excess of $0.5 million per occurrence up to $1.0 million and 100% of the amount of each loss in excess of $1.0 million per occurrence up to $30.5 million for general liability and workers' compensation. Amounts in excess of $30.5 million are retained 100% by the Company. In addition, the 2002 program excludes terrorism claims for coverage in excess of $3.0 million.

      The Company entered into a whole account aggregate excess of loss reinsurance agreement, which provides coverage for accident year 1999 for the Company's property and casualty business. The program covered losses and allocated LAE, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual coverage limit for losses and allocated LAE is $150.0 million. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized net benefits of $0.2 million, $9.8 million and $15.9 million for the years ended December 31, 2001, 2000, and 1999 respectively, based on estimates of losses and allocated LAE for accident year 1999. The 2001 impact from this treaty includes a $1.1 million net benefit related to the aforementioned exit of selected property and casualty agencies, policies, groups and programs. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.

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

      Reference is made to "Reinsurance" in Note 17 on pages 74 and 75 of the Notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

      Reference is also made to "Reinsurance Facilities and Pools" on page 6 of this Form 10-K.

Asset Accumulation

Allmerica Financial Services

      General

      The Allmerica Financial Services segment includes the individual financial products and the group retirement products and services businesses of FAFLIC and its wholly-owned subsidiary, AFLIAC, as well as the Company's registered investment advisor and broker-dealer affiliates. Through this segment, the Company is a leading provider of investment-oriented annuities and life insurance to upper income individuals and small businesses throughout the United States. These products are marketed through the Company's career agency force of 705 agents as of December 31, 2001, to mutual fund providers for their variable annuity customers, and on a wholesale basis to financial planners and broker-dealers. For the year ended December 31, 2001, the Allmerica Financial Services segment accounted for $826.5 million, or 24.1%, of consolidated segment revenues and $143.0 million, or 73.9%, of consolidated segment income before taxes and minority interest.

      The Company offers a diverse line of products tailored to its customer market, including variable annuities and variable universal life. The main components of the Company's current strategy in this segment are to: (i) emphasize investment-oriented insurance products, particularly variable annuities and variable universal life insurance, (ii) continue to expand existing and develop additional distribution channels, (iii) continue to leverage the Company's technological resources to support marketing and client service initiatives, (iv) improve the productivity of and expand the career agency distribution system and (v) implement a targeted marketing approach emphasizing value-added service.

      The Company has utilized its technological resources to support its marketing and client service initiatives in this segment. The Company has invested in administration systems and valuation systems to better support its variable product lines. The Company continues to upgrade those systems to provide improved service to its policyholders.

      According to 2001 A.M Best's Policy Reports, the Company was among the twenty largest writers of individual variable annuity contracts in the United States in 2000, based on statutory premiums and deposits. Sales of variable products represented approximately 98.1%, 98.2% and 97.9% of this segment's statutory premiums and deposits in 2001, 2000 and 1999, respectively. Statutory premiums and deposits, a common industry benchmark for sales achievement, totaled $3,385.6 million, $3,877.0 million and $3,535.9 million in 2001, 2000 and 1999, respectively.

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

      Products

      The following table reflects premiums and deposits on a statutory accounting principles ("SAP") basis, including universal life and investment-oriented contract deposits, for the segment's major product lines, including the Closed Block, for the years ended December 31, 2001, 2000 and 1999. Receipts from various products are treated differently under GAAP and SAP. Under GAAP, universal life, variable universal life and annuity deposits are not included in revenues but are recorded directly to policyholder account balances.

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                                (In millions)
Statutory Premiums and Deposits
        Variable universal life ..................     $  204.1   $  209.1   $  187.0
        Group variable universal life ............         64.8       47.7       94.9
        Separate account annuities ...............      1,923.1    2,555.1    1,922.2
        General account annuities (1) ............        926.8      524.7      830.2
        Retirement investment account annuities ..          6.0        9.3       16.4
        Group annuities ..........................        197.7      463.1      409.3
        Universal life ...........................         15.4       17.2       23.0
        Traditional life .........................         47.4       50.6       52.6
        Individual health ........................          0.3        0.2        0.3
                                                       --------   --------   --------
             Total statutory premiums and deposits     $3,385.6   $3,877.0   $3,535.9
                                                       ========   ========   ========

(1) The general account includes approximately $73.0 million, $145.7 million, and $590.5 million in 2001, 2000, and 1999 respectively, of deposits made in association with an annuity program which provides, for a limited time, enhanced crediting rates on deposits made into the Company's general account and transferred ratably, over a period of time, into the Company's separate accounts. In addition, deposits into the general account in 2001 also reflect approximately $300.0 million related to a promotional annuity program which offered enhanced crediting rates of 7% for new general account deposits, for up to one year.

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

      The Company seeks to achieve product distinction with respect to its variable products on the basis of quality and diversity of the separate account investment options underlying these products. The Company's variable universal life and annuity products offer a variety of account investment options with choices ranging from money market funds to international equity funds. The number of these investment options has increased from 98 in 1998 to more than 450 in 2001, including those underlying the products sold through alternative distribution channels. For management of these separate accounts, the Company supplements its in-house expertise in managing fixed income assets with the equity management expertise of well-known mutual fund advisors, such as Fidelity Investments, as well as other independent management firms who specialize in the management of institutional assets. Additionally, the Company utilizes the services of an experienced investment consultant to the pension industry to assist it in the selection of these institutional managers and in the ongoing monitoring of their performance.

      Retirement Products

      In addition to the above, the Company provides consulting and investment services to defined benefit retirement plans of corporate employers. The Company also offers participant recordkeeping and administrative services to defined benefit retirement plans. Currently, the Company provides administration and recordkeeping for approximately 117 qualified pension and profit sharing plans which have assets totaling $0.5 billion. The Company does not plan to continue marketing efforts for its defined benefit business. It expects to continue to administer its defined benefit business which, in recent years, has not experienced new sales.

      On July 1, 2001, the Company sold its defined contribution business, in which it had provided consulting services to defined contribution benefit retirement plans, to Minnesota Life Insurance Company, as a result ofthe Company's conclusion that this business lacked scale to compete effectively in the 401(k) market.

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

      Distribution

      The Company's life insurance and annuity products are distributed primarily through three distribution channels: (1) "Agency", which consists of the Company's career agency force; (2) "Select", which consists of a network of third party broker-dealers; and (3) "Partners", which includes distributors of the mutual funds advised by Scudder Investments ("Scudder"), Pioneer Investment Management, Inc ("Pioneer"), and Delaware Management Company ("Delaware"). In the fourth quarter of 2001, the Company terminated its distribution relationship with Delaware, which had represented approximately 3% of all individual annuity deposits in 2001 and approximately 7% of average assets at December 31, 2001.

      The Company's national career agency sales force consists of 705 agents, housed in 19 branches located in or adjacent to most of the major metropolitan centers in the United States. These branches are supported and managed through 7 regional marketing centers. Virtually all of the 705 agents are licensed both as insurance agents and securities broker-dealers by the National Association of Securities Dealers ("NASD"), qualifying them to sell the full range of the Company's products. The Company has focused on improving the productivity and reducing the cost of its career agency system through performance-based compensation, higher performance standards for agency retention and agency training programs. The Company also regularly conducts comprehensive financial planning seminars and face-to-face presentations to address different investment objectives of clients. During 2001, total statutory premiums and deposits from sales of variable annuities through the agency sales force totaled $679.9 million, compared to $885.7 million and $930.1 million in 2000 and 1999, respectively. Total statutory premiums from sales of variable life insurance through the agency sales force totaled $73.9 million in 2001, compared to $66.3 million and $97.6 million in 2000 and 1999, respectively.

      In addition, both the Select and Partners distribution channels have made significant contributions to the overall growth of variable product sales in this segment. Products sold through these channels include Allmerica Select life and annuity products, which are distributed through independent broker-dealers and financial planners, as well as annuity products sold through alliances with mutual fund partners. The Company's strategy is to increase sales under its existing distribution channels and to continue to pursue additional relationships in these markets. As part of this strategy, the Company increased its Select wholesaling force from approximately 20 wholesalers to 55 wholesalers in 2001. Through its various distribution channels, the Company has obtained access to over 616 distribution firms employing over 90,000 sales personnel. In addition, establishment of these channels has enabled the Company to offer a broader range of investment options through alliances with Scudder and Pioneer mutual funds as well as other financial institutions. During 2001, total statutory premiums and deposits from sales of variable annuities through additional distribution channels totaled $2,170.0 million, compared to $2,194.1 million and $1,822.3 million in 2000 and 1999, respectively. In addition, total statutory premiums from sales of variable life insurance through additional distribution channels totaled $67.9 million in 2001, compared to $62.1 million and $55.4 million in 2000 and 1999, respectively.

      The Company has developed a number of new marketing and client service initiatives in order to encourage sales of its products and improve customer satisfaction. As part of its focus on the sale of investment-oriented insurance products, the Company has emphasized a financial planning approach utilizing face-to-face presentations and seminar programs to address different client needs. In order to identify a favorable prospective client base, the Company has a system utilizing advanced demographic screening and telemarketing techniques. The Company also regularly delivers seminars focused on retirement planning to these prospective clients. During 2001, the Company delivered 578 seminars nationally with a total of 9,750 attendees. While developed for and primarily utilized by the agency channel, these programs are being extended to the Company's other distribution channels.

      Underwriting

      Life insuranece underwriting involves a determination of the type and amount of risk which an insurer is willing to accept and the price charged to do so. The Company's insurance underwriting standards for this segment attempt to produce mortality results consistent with the assumptions used in product pricing. Underwrting also determines the amount and type of reinsurance levels appropriate for a particular risk profile and thereby allows competitive risk selection. Underwriting rules and guidelines are based on the mortality experience of the Company, as well as of the insurance industry and the general population. The Company also uses a variety of medical tests to evaluate certain policy applications, based on the size of the policy, the age of the applicant and other factors.


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

      Insurance Reserves

      The Company has established liabilities for policyholders' account balances and future policy benefits, included in the Consolidated Balance Sheets in the 2001 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference, to meet obligations on various policies and contracts. Reserves for policyholders' account balances for universal life and investment-type policies are equal to cumulative account balances: deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the basis of assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation), which are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. The Company periodically reviews both reserve assumptions and policyholder liabilities.

      Reinsurance

      Consistent with the general practice in the life insurance industry, the Company has reinsured portions of the coverage provided by this segment's insurance products with other insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. The Company maintains a gross reserve for reinsurance liabilities. The Company ceded approximately 18.3% of this segment's statutory individual life insurance premiums in 2001.

      In order to manage the mortality risk of its individual universal life and variable universal life businesses, the Company has established a reinsurance program, which provides for annual coverage utilizing both automatic and facultative reinsurance. Under the automatic reinsurance agreements, the Company's retention limits range from 15-20% of the mortality risk and are subject to a $2.0 million limit per life. For life policies that do not qualify for automatic reinsurance, the Company obtains facultative reinsurance. Under facultative reinsurance, the facultative reinsurer reviews all of the underwriting information relating to the policies prior to issuing the reinsurance and reinsures on a policy by policy basis. Depending on the nature of the risk and the size of the policy, the facultative reinsurance could be provided by one company or several.

      In addition, the Company maintains coinsurance agreements to reinsure substantially all of its individual disability income business and yearly renewable term business.

      The Company seeks to enter into reinsurance treaties with highly rated reinsurers. The Company's policy is to utilize reinsurers which have received an A.M. Best rating of "A- (Excellent)" or better (Best's Insurance Reports, 2000 edition). The Company believes that it has established appropriate reinsurance coverage for this segment based upon its net retained insured liabilities compared to its surplus. Based on its review of its reinsurers' financial positions and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

      The Company also obtains catastrophe reinsurance for life insurance in this segment through a catastrophe accident pool. The maximum pool reinsurance available per company is $50.0 million and the maximum pool reinsurance available for a single event is $125.0 million. Any amounts in excess of these limits are the responsibility of the company suffering the loss. Each participant in the pool pays a premium based on the share of claims paid by the pool. The Company's share of pool losses is approximately 0.6%. There have been several claims for which the Company's share was approximately $158,550 since the Company entered the pool on January 1, 1989. The Company anticipates that its share in the pool, due to the events of September 11, 2001, will increase to $1,078,583 in 2002. Approximately 122 companies currently participate in this pool.

      Competition

      There is strong competition among insurance companies seeking clients for the types of insurance, annuities and investment products sold by the Company in this segment. As of December 31, 2001, there were approximately 2,400 companies that offer life insurance in the United States, most of which offer one or more products similar to those offered by the Company. In some cases these products are offered through similar marketing techniques. In addition, the Company may face additional competition from banks and other financial institutions since prior regulatory restrictions on the sale of insurance and securities by these institutions have been repealed.

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

Allmerica Asset Management

      General

      Through the Allmerica Asset Management segment, the Company offers "Stable Value Products", such as Guaranteed Investment Contracts ("GICs") and funding agreements, to ERISA-qualified retirement plans as well as other non-ERISA institutional buyers, such as money market funds and securities lending collateral reinvestment programs. Also, Euro-GICs, a type of funding agreement, are issued in conjunction with the Company's European Medium Term Note program. In addition, this segment includes a Registered Investment Advisor, which provides investment advisory services to affiliates and to other institutions, such as insurance companies, retirement plans and mutual funds.

      For the year ended December 31, 2001, this segment accounted for approximately $155.2 million, or 4.5%, of consolidated segment revenues, and $20.7 million, or 10.7%, of consolidated segment income before federal income taxes and minority interest.

Products and Services

      Stable Value Products

      The Company offers its customers the option of investing in Stable Value Products such as the traditional GIC and the non-qualified GIC, often referred to as funding agreements. The traditional GIC is issued to ERISA-qualified retirement plans, and provides a fixed guaranteed interest rate and fixed maturity for each contract. Some traditional GICs provide for a specific lump sum deposit and no withdrawals prior to maturity. Other traditional GICs allow for window deposits and/or benefit-sensitive withdrawals prior to maturity, for which the Company builds an additional risk charge into the guaranteed interest rate. The funding agreement is similar to the traditional GIC, except that it is issued to non-ERISA institutional buyers, such as money market funds and securities lending collateral reinvestment programs. It is typical for the funding agreements sold in this market to have short maturities and periodic interest rate resets, based on an index such as LIBOR, and put features. Some buyers prefer to invest in instruments with longer maturities and either fixed or floating rate characteristics. The Company is able to structure its funding agreements to accommodate these buyers. Funding agreements sold through the Euro-GIC program tend to have longer maturities, from 2-10 years, and may utilize either fixed or variable interest rates also based on an index such as LIBOR, and be denominated in either U.S. dollars or foreign currencies. Deposits from customers in 2001 were invested in these longer-term funding agreements.

      During 2001, funding agreement deposits were approximately $1.2 billion, as compared to $1.1 billion and $1.0 billion in 2000 and 1999, respectively. Long term funding agreements, including Euro-GICs, accounted for 100% of these deposits in 2001, compared to 71% in 2000 and 27% 1999. Short term funding agreements accounted for 28% of the deposits in 2000 and 73% in 1999. The decreasing volume of short term funding agreement deposits reflects an overall decline in this market. In addition, the Company's market share has decreased due to its decision to limit its short term funding agreement portfolio and from withdrawals which resulted from uncertainties related to rating agency actions. The Company expects to continue its sales of long term funding agreements in 2002.

      Reference is made to "Recent Developments" on page 43 of Management's Discussion and Analysis of Financial Condition and Results of Operations of the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

      Investment Advisory Services

      Through its registered investment advisor, Allmerica Asset Management, Inc., the Company provides investment advisory services to affiliates and to other institutions, including unaffiliated insurance companies, retirement plans, foundations and mutual funds. At December 31, 2001, Allmerica Asset Management had assets under management of approximately $18.8 billion, of which approximately $6.2 billion represented assets managed for third party clients (i.e. entities unaffiliated with the Company). One institutional money market fund represents approximately 80% of assets managed for third party clients. Assets under management for third party clients grew by approximately $4.0 billion during 2001.

      Distribution

      The Company distributes Stable Value Products through brokers, investment bankers, GIC investment managers and directly from the Home Office. Investment advisory services are marketed directly.

      Competition

      Prior to 1997, GIC deposits consisted primarily of traditional GICs. The Company introduced its funding agreement product in the latter part of 1997. There are approximately two dozen insurance companies that offer funding agreements. Funding agreements are one of a variety of instruments being purchased by the buyers in this market, and the Company views these other instruments as comprising the primary competition. Short-term commercial paper issued by corporations is the most common of these competing instruments. The primary factors affecting the ability to sell are the yields offered, short term ratings (and to a lesser extent, claims paying ratings) and product structure. By utilizing asset/liability management techniques, the Company is able to offer yields and product structures that are competitive with comparably rated instruments. During the third quarter of 1999, uncertainties in the short maturity floating rate funding agreement market prompted a number of investors to terminate their funding agreements with the Company and request the return of their funds. These termination requests received by the Company were paid in a timely manner. Management does not expect significant deposits in short-term funding agreements to continue due to a diminished market for this product. Reference is made to "Products and Services - Stable Value Products" on page 20 of this Form 10-K.

      The Company introduced its Euro-GIC product in the latter part of 1999. Currently, there are approximately a dozen insurance companies that compete in this market. Euro-GICs are one of a variety of instruments being purchased by institutional investors in a competitive European market. The Company considers these other instruments as comprising the primary competition, of which medium term notes issued by corporations are the most common form of these competing instruments. The primary factors affecting the ability to sell Euro-GICs are the yields offered, the credit ratings assigned to the program, and the familiarity of the Company name among investors in Europe. As such, the Company periodically sends representatives to Europe to meet with potential investors and continues to establish and maintain relationships with investment banking firms who manage the distribution of this product.

Investment Portfolio

      General

      At December 31, 2001, the Company held $10.7 billion of investment assets. These investments are generally of high quality and broadly diversified across asset classes and individual investment risks. The major categories of investment assets are: fixed maturities, which includes both investment grade and below investment grade public and private debt securities; equity securities; mortgage loans, principally on commercial properties; policy loans and other long-term investments. The remainder of the investment assets is comprised of cash and cash equivalents.

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

      The appropriate asset allocation for the Company (the selection of broad investment categories such as fixed maturities, equity securities and mortgages) is determined by management initially through a process that focuses overall on the types of businesses in each segment in which the Company engages, and the level of surplus (net worth) required to support these businesses.

      At the segment level, the Company has developed an asset/liability management approach tailored to specific insurance, investment product and income objectives. The investment assets of the Company are then managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, management develops investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Specific investments frequently meet the requirements of, and are acquired by, more than one investment portfolio (or investment segment of the general account of FAFLIC or AFLIAC, with each investment segment holding a pro rata interest in such investments and the cash flows therefrom). Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and its exposure to individual borrowers, industries, sectors and, in the case of mortgages, property types and geographic locations. During 2001, the Company shifted approximately 3% of its portfolio holdings from below investment grade securities to higher quality fixed maturity securities as a result of the continued deterioration of the high-yield market. All investments held by the Company's insurance subsidiaries are subject to diversification requirements under insurance laws.

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

      Reference is made to "Shareholder Information - Industry Ratings" on page 81 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference. Rating agency actions are included in "Recent Developments" on page 43 in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Employees

      The Company has approximately 5,600 employees located throughout the country as of December 31, 2001. Management believes relations with employees and agents are good.

                                     ITEM 2

                                   PROPERTIES

      The Company's headquarters are located at 440 Lincoln Street, Worcester, Massachusetts, and consist primarily of approximately 761,110 rentable square feet of office and conference space owned in fee and includes the headquarters of Hanover.

      Citizens owns its home office, located at 645 W. Grand River, Howell, Michigan, which is approximately 118,554 rentable square feet. Citizens also owns a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 155,730 rentable square feet, where various business operations are conducted.

      The Company leases office space for its sales force throughout the United States. The leased property houses agency offices and group insurance sales offices. Hanover and Citizens also lease offices throughout the country for its field employees.

      The Company believes that its facilities are adequate for its present needs in all material respects.

                                     ITEM 3

                               LEGAL PROCEEDINGS

      Reference is made to Note 20 on page 78 of the Notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

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

 PART II

                                     ITEM 5

                    MARKET FOR THE REGISTRANT'S COMMON STOCK
                         AND RELATED SHAREHOLDER MATTERS

Common Stock and Shareholder Ownership

      The common stock of Allmerica Financial Corporation is traded on the New York Stock Exchange under the symbol "AFC". On March 21, 2002, the Company had 41,023 shareholders of record and 53,375,394 million shares outstanding. On the same date, the trading price of the Company's common stock was $44.02 per share.

Common Stock Prices and Dividends

                                           High             Low       Dividends
                                           ----             ---       ---------
2001
     First Quarter..................      $67.25           $47.63          --
     Second Quarter.................      $57.50           $48.01          --
     Third Quarter..................      $56.35           $40.62          --
     Fourth Quarter.................      $46.10           $38.17       $0.25
2000
     First Quarter..................      $53.50           $35.31          --
     Second Quarter.................      $60.13           $46.31          --
     Third Quarter..................      $65.44           $54.00       $0.25
     Fourth Quarter.................      $72.50           $58.13          --

2001 Dividend Schedule

      Allmerica Financial Corporation declared an annual cash dividend of $0.25 per share on October 23, 2001, which was paid on November 20, 2001. The record date for such dividend was November 5, 2001. The payment of future dividends, if any, on the Company's Common Stock will be a business decision made by the Board of Directors from time to time based upon the results of operations and financial condition of the Company and such other factors as the Board of Directors considers relevant.

      Dividends paid by the Company may be funded from dividends paid to the Company from its subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. Reference is made to "Liquidity and Capital Resources" on pages 41-43 of Management's Discussion and Analysis of Financial Condition and Results of Operations and to
Note 14 on pages 72 and 73 of the Notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, the applicable portions of which are incorporated herein by reference.

                                     ITEM 6

                             SELECTED FINANCIAL DATA

      Reference is made to the "Five Year Summary of Selected Financial Highlights" on page 17 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

                                     ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-44 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

                                     ITEM 7A

            QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Reference is made to "Market Risk and Risk Management Policies" on pages 33-39 of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Consolidated Financial Statements on pages 47-51 and the accompanying Notes to Consolidated Financial Statements on pages 52-79 of the 2001 Annual Report to Shareholders which meet the requirements of Regulation S-X, and which include a summary of quarterly results of consolidated operations (see Note 22 of Notes to Consolidated Financial Statements--page 79), which is incorporated herein by reference.

                                     ITEM 9

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

      Information regarding Directors of the Company is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2002, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is biographical information concerning the executive officers of the Company.

John F. O'Brien, 58

      Director, Chief Executive Officer and President of the Company since February 1995

      See biography under "Directors of the Registrant" above.

Bruce C. Anderson, 57

      Vice President of the Company since February 1995

      Mr. Anderson has been Vice President of AFC since February 1995. Mr. Anderson has been employed by FAFLIC since 1967 and has been Vice President and Director of FAFLIC since October 1984 and April 1996, respectively.

Mark R. Colborn,  53

      Vice President of the Company since March 2000

      Mr. Colborn has been Vice President of AFC since March 2000. In addition, Mr. Colborn has served as Vice President of FAFLIC since June 1992.

J. Kendall Huber, 47

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

Mark Hug, 44

      Vice President of the Company since October 2001

      Mr. Hug has been Vice President of AFC since October 2001. He has been President and Chief Executive Officer of AFLIAC since December 2001 and Vice President of FAFLIC since April 2000. Prior to joining AFC, Mr. Hug was Senior Vice President, Product and Marketing of Equitable Life Insurance Company from April 1997 to April 2000. Previously, Mr. Hug was Vice President, Sales of Aetna Insurance Company from April 1992 to April 1997.

John P. Kavanaugh, 47

      Vice President and Chief Investment Officer of the Company since September 1996

      Mr. Kavanaugh has been Vice President and Chief Investment Officer of AFC since September 1996, has been employed by FAFLIC since 1983, and has been Vice President of FAFLIC since December 1991.

Edward J. Parry, III, 42

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

Richard M. Reilly, 63

      Senior Vice President of the Company since December 2001

      Mr. Reilly has been Senior Vice President of AFC and FAFLIC since December 2001, and was Vice President of AFC and FAFLIC from February 1997 and November 1990, respectively, to December 2001. He was also President and Chief Executive Officer of AFLIAC from August 1995 to December 2001 and Vice President of AFLIAC since November 1990. Mr. Reilly was Vice President of AFC from February 1995 through December 1995. Additionally, Mr. Reilly has been the President of Allmerica Investment Trust, and Allmerica Securities Trust, each a registered investment company, since February 1991.

Robert P. Restrepo, Jr., 51

      Vice President of the Company since May 1998

      Mr. Restrepo has been Vice President of AFC and FAFLIC since May 1998. He has been President and Chief Executive Officer of the Hanover Insurance Company since December 2001. He was President and Chief Executive Officer of Allmerica Property and Casaulty Companies, Inc. from May 1998 to December 2000. Prior to joining AFC, Mr. Restrepo was Chief Executive Officer, Personal Lines at Travelers Property and Casualty, a member of the Travelers Group from January 1996 to May 1998. Additionally, Mr. Restrepo was the Senior Vice President, Personal Lines at Aetna Life & Casualty Company from March 1991 to January 1996.

Gregory D. Tranter, 45

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

                                     ITEM 11

                             EXECUTIVE COMPENSATION

      Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2002, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2002, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                     ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2002, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

                                    ITEM 14

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

      The consolidated financial statements and accompanying notes thereto on pages 47 through 79 of the 2001 Annual Report to Shareholders have been incorporated herein by reference in their entirety.

                                                                                                     Annual
                                                                                                     Report
                                                                                                    Page(s)
                                                                                                    -------
Report of Independent Accountants...........................................................             45
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999......             47
Consolidated Balance Sheets as of December 31, 2001 and 2000................................             48
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001,
   2000 and 1999............................................................................             49
Consolidated Statements of Comprehensive Income for the years ended December 31, 2001,
   2000 and 1999............................................................................             50
Consolidated Statements of Cash Flows for the years ended December 31, 2001,
   2000 and 1999............................................................................             51
Notes to Consolidated Financial Statements..................................................          52-79

(a)(2) Financial Statement Schedules

                                                                                               Page No. in
Schedule                                                                                       this Report
                                                                                               -----------
      Report of Independent Accountants on Financial Statement Schedules....................             35
I     Summary of Investments--Other than Investments in Related Parties.....................             36
II    Condensed Financial Information of Registrant.........................................          37-39
III   Supplementary Insurance Information...................................................          40-42
IV    Reinsurance...........................................................................             43
V     Valuation and Qualifying Accounts.....................................................             44
VI    Supplemental Information concerning Property/Casualty Insurance Operations............             45

(a)(3) Exhibit Index

      Exhibits filed as part of this Form 10-K are as follows:

2.1         Plan of Reorganization. +
2.2         Stock and Asset Purchase Agreement by an among State Mutual Life
            Assurance Company of America, 440 Financial Group of Worcester,
            Inc., and The Shareholder Services Group, Inc. dated as of March 9,
            1995.+
3.1         Certificate of Incorporation of AFC.+
3.2         By-Laws of AFC.+
4           Specimen Certificate of Common Stock. +
4.1         Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee. ++
4.2         Form of Global Debenture. ++
4.3         Amended and Restated Declaration of Trust of AFC Capital Trust I
            dated February 3, 1997.+++

4.4 Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of AFC.+++
4.5         Series A Capital Securities Guarantee Agreement dated February 3,
            1997.+++
4.6         Common Securities Guarantee Agreement dated February 3, 1997.+++
4.8 Rights Agreement dated as of December 16, 1997, between the Registrant and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A dated December 17, 1997 is incorporated herein by reference.
10.3 Administrative Services Agreement between State Mutual Life Assurance Company of America and The Hanover Insurance Company, dated July 19, 1989.+
10.4 First Allmerica Financial Life Insurance Company Employees' 401(k) Matched Savings Plan incorporated by reference to Exhibit 10.1 to the Allmerica Financial Corporation Registration Statement on Form S-8 (No. 333-576) and incorporated herein by reference originally filed with the Commission on January 24, 1996.
10.5 State Mutual Life Assurance Company of America Excess Benefit Retirement Plan. +
10.6 State Mutual Life Assurance Company of America Supplemental Executive Retirement Plan. +
10.7        State Mutual Incentive Compensation Plan. +
10.8        State Mutual Companies Long-Term Performance Unit Plan. +
10.9 Indenture of Lease between State Mutual Life Assurance Company of America and The Hanover Insurance Company dated July 3, 1984 and corrected First Amendment to Indenture of Lease dated December 20, 1993.+
10.12 Lease dated March 23, 1993 by and between Aetna Life Insurance Company and State Mutual Life Assurance Company of America, including amendments thereto, relating to property in Atlanta, Georgia. +
10.13 Stockholder Services Agreement dated as of January 1, 1992 between Private Healthcare Systems, Inc. and State Mutual Life Assurance Company of America, the successor to its wholly-owned subsidiary, Group Healthcare Network, Inc. +
10.14 Lease dated January 26, 1995 by and between Citizens Insurance and Upper Peninsula Commission for Area Progress, Inc., including amendments thereto, relating to property in Escanaba, Michigan. +
10.16 Trust Indenture for the State Mutual Life Assurance Company of America Employees' 401(k) Matched Savings Plan between State Mutual Life Assurance Company of America and Bank of Boston/Worcester. +
10.17 State Mutual Life Assurance Company of America Non-Qualified Executive Retirement Plan.+
10.18 State Mutual Life Assurance Company of America Non-Qualified Executive Deferred Compensation Plan. +
10.19 The Allmerica Financial Cash Balance Pension Plan incorporated by reference to Exhibit 10.19 to the Allmerica Financial Corporation September 30, 1995 report on Form 10-Q and incorporated herein by reference.
10.20       Amended Allmerica Financial Corporation Employment Continuity Plan.
10.21 Amended and Restated Form of Non-Solicitation Agreement executed by substantially all of the executive officers of AFC incorporated by reference to Exhibit 10.21 to the Allmerica Financial Corporation June 30, 1997 report on Form 10-Q and incorporated herein by reference.
10.23       Amended Allmerica Financial Corporation Long-Term Stock Incentive
            Plan.
10.24 The Allmerica Financial Corporation Director Stock Ownership Plan incorporated by reference to Exhibit 10.21 to the Allmerica Financial Corporation June 30, 1996 report on Form 10-Q and incorporated herein by reference.
10.25 Reinsurance Agreement dated September 29, 1997 between First Allmerica Financial Life Insurance Company and Metropolitan Life Insurance Company. ++++
10.27 Deferral Agreement, dated April 4, 1997, between Allmerica Financial Corporation and John F. O'Brien. ++++
10.28 Severance Agreement, dated September 25, 1997, between First Allmerica Financial Life Insurance Company and Larry C. Renfro.
            ++++

10.29 Credit Agreement dated as of June 17, 1998 between the Registrant and the Chase Manhattan Bank. +++++
10.30 Form of Deferral Agreement executed by substantially all of the executive officers of AFC dated January 30, 1998. +++++
10.31 Form of Restricted Stock Agreement, dated January 30, 1998 and executed by substantially all of the executive officers of AFC.
            +++++
10.32 Form of Converted Stock Agreement, dated January 30, 1998 and executed by substantially all of the executive officers of AFC.
            +++++
10.33 Employment Arrangement, dated May 13, 1998 between First Allmerica Financial Life Insurance Company and Robert P. Restrepo, Jr.
            +++++
10.34 Restricted Stock Agreement, dated May 26, 1998, between Allmerica Financial Corporation and Robert P. Restrepo, Jr. +++++
10.35 Credit Agreement dated as of December 1, 1998 between the Registrant and the Chase Manhattan Bank. +++++
10.36 Amendment to the Credit Agreement dated as of June 17, 1998 between the Registrant and the Chase Manhattan Bank incorporated by reference to Exhibit 10.36 to the Allmerica Financial Corporation June 30, 1999 report on Form 10-Q and incorporated herein by reference.
10.37 Allmerica Financial Corporation Short-Term Incentive Compensation Plan incorporated herein by reference to Exhibit A contained in the Registrant's Proxy Statement (Commission File No. 001-13754) originally filed with the Commission on March 31, 1999.
10.38 Amendment to the Credit Agreement dated as of May 25, 2001 between the Registrant and the Chase Manhattan Bank incorporated by reference to Exhibit 10.38 to the Allmerica Financial Corporation June 30, 2001 report on Form 10-Q and incorporated herein by reference.
10.39 Stock Pledge and Loan Agreement dated as of February 5, 2001 between AMGRO, Inc., a subsidiary of the Registrant, and Robert P. Restrepo, Jr. incorporated by reference to Exhibit 10.39 to the Allmerica Financial Corporation June 30, 2001 report on Form 10-Q and incorporated herein by reference.
10.40 Severance Agreement, dated November 19, 2001, between First Allmerica Life Insurance Company and Eric A. Simonson.
13 The following sections of the Annual Report to Shareholders for 2001 ("2001 Annual Report") which are expressly incorporated by reference into this Annual Report on Form 10-K:
            . Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 18 through 44 of the 2001 Annual Report.
            . Consolidated Financial Statements and Notes thereto at pages 47 through 79 of the 2001 Annual Report.
            . Report of Independent Accountants at page 45 of the 2001 Annual Report.
            . The information appearing under the caption "Five Year Summary of Selected Financial Highlights" at page 17 of the 2001 Annual Report.
            . The information appearing under the caption "Shareholder Information" at page 81 of the 2001 Annual Report.
21           Subsidiaries of AFC.
23           Consent of Independent Accountants.
24           Power of Attorney.
99.1         Internal Revenue Service Ruling dated April 15, 1995.+
99.2         Important Factors Regarding Forward Looking Statements.

       + Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's Registration Statement on Form S-1 (No. 33-91766) originally filed with the Commission on May 1, 1995.
      ++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's Registration Statement on Form S-1 (No. 33-96764) originally filed with the Commission on September 11, 1995.
     +++ Incorporated herein by reference to Exhibits 2, 3, 4, 5 and 6, respectively, contained in the Registrant's Current Report on Form 8-K filed on February 5, 1997.
    ++++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's 1997 Annual Report on Form 10-K originally filed with the Commission on March 27, 1998.
   +++++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's 1998 Annual Report Form 10-K originally filed with the Commission on March 29, 1999.

(b) Reports on Form 8-K

      On February 15, 2002, Allmerica Financial Corporation adjusted its previously disclosed Shareholders' Equity balance and book value per share as of December 31, 2001 due to final valuation work associated with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLMERICA FINANCIAL CORPORATION
                                 -----------------------------------------------
                                                    Registrant


Date: March 25, 2002             By:           /s/ JOHN F. O'BRIEN
                                    --------------------------------------------
                                                 John F. O'Brien,
                                              Chairman of the Board,
                                       Chief Executive Officer and President

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2002             By:            /s/ JOHN F. O'BRIEN
                                    --------------------------------------------
                                                 John F. O'Brien,
                                              Chairman of the Board,
                                       Chief Executive Officer and President

Date: March 25, 2002             By:         /s/ EDWARD J. PARRY, III
                                    --------------------------------------------
                                               Edward J. Parry III,
                                      Vice President, Chief Financial Officer
                                         and Principal Accounting Officer

Date: March 25, 2002             By:                     *
                                    --------------------------------------------
                                               Michael P. Angelini,
                                                     Director

Date: March 25, 2002             By:
                                    --------------------------------------------
                                                  E. Gordon Gee,
                                                     Director

Date: March 25, 2002             By:                     *
                                    --------------------------------------------
                                                 Samuel J. Gerson,
                                                     Director

Date: March 25, 2002             By:                     *
                                    --------------------------------------------
                                                 Gail L. Harrison,
                                                     Director

Date: March 25, 2002             By:                     *
                                    --------------------------------------------
                                               Robert P. Henderson,
                                                     Director

Date: March 25, 2002             By:                     *
                                    --------------------------------------------
                                                M Howard Jacobson,
                                                     Director

Date: March 25, 2002             By:                     *
                                    --------------------------------------------
                                                 Wendell J. Knox,
                                                     Director

Date: March 25, 2002             By:                     *
                                    --------------------------------------------
                                                 Robert J. Murray,
                                                     Director

Date: March 25, 2002             By:                     *
                                    --------------------------------------------
                                                 Terrence Murray,
                                                     Director

Date: March 25, 2002             By:                     *
                                    --------------------------------------------
                                                  John R. Towers,
                                                     Director

Date: March 25, 2002             By:                     *
                                    --------------------------------------------
                                                Herbert M. Varnum,
                                                     Director

                                *By:            /s/ EDWARD J. PARRY
                                    --------------------------------------------
                                                 Edward J. Parry,
                                                 Attorney-in-fact

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors
   of Allmerica Financial Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 15, 2002, which contains an explanatory paragraph with respect to the change in the Company's method of accounting for derivative instruments, appearing in the 2001 Annual Report to Shareholders of Allmerica Financial Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
-----------------------------------
PricewaterhouseCoopers LLP
Boston, Massachusetts
February 15, 2002

                                                                      Schedule I

                         ALLMERICA FINANCIAL CORPORATION
        Summary of Investments--Other than Investments in Related Parties
                                December 31, 2001

                                                                                                           Amount at
                                                                                                          which shown
                                                                                                        in the balance
Type of Investment                                                           Cost (1)        Value           sheet
------------------                                                           --------     -----------   ---------------
                                                                                          (In millions)
Fixed maturities:
     Bonds:
          United States Government and government agencies
             and authorities .........................................      $   186.8     $    190.0      $    190.0
          States, municipalities and political subdivisions ..........        1,830.5        1,829.8         1,829.8
          Foreign governments ........................................           34.3           36.5            36.5
          Public utilities ...........................................          908.5          914.5           914.5
          All other corporate bonds ..................................        6,154.0        6,250.4         6,250.4
     Redeemable preferred stocks .....................................          179.9          180.5           180.5
                                                                            ---------     ----------      ----------
          Total fixed maturities .....................................        9,294.0        9,401.7         9,401.7
                                                                            ---------     ----------      ----------
Equity securities:
     Common stocks:
          Banks, trust and insurance companies .......................           43.7           39.1            39.1
          Industrial, miscellaneous and all other ....................            1.1            6.0             6.0
     Nonredeemable preferred stocks ..................................           16.4           17.0            17.0
                                                                            ---------     ----------      ----------
          Total equity securities ....................................           61.2           62.1            62.1
                                                                            ---------     ----------      ----------
Mortgage loans on real estate ........................................          321.6         XXXXXX           321.6
Policy loans .........................................................          379.6         XXXXXX           379.6
Other long-term investments ..........................................          180.9         XXXXXX           161.2
                                                                            ---------     ----------      ----------
          Total investments ..........................................      $10,237.3         XXXXXX      $ 10,326.2
                                                                            =========     ==========      ==========

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

                                                                     Schedule II

                         ALLMERICA FINANCIAL CORPORATION
                  Condensed Financial Information of Registrant
                               Parent Company Only
              Statements of Income for the Years Ended December 31,

                                                                                  2001          2000         1999
                                                                                 ------       ------        ------
Revenues
     Net investment income .............................................         $  1.1       $  3.6        $  5.3
     Net realized investment (losses) gains ............................           (6.1)         2.6          (0.4)
                                                                                 ------       ------        ------
          Total revenues ...............................................           (5.0)         6.2           4.9
                                                                                 ------       ------        ------
Expenses
     Interest expense ..................................................           40.6         40.6          40.6
     Operating expenses ................................................            4.9          2.7           2.3
                                                                                 ------       ------        ------
          Total expenses ...............................................           45.5         43.3          42.9
                                                                                 ------       ------        ------
Net loss before federal income taxes and equity in net income of
   Unconsolidated subsidiaries .........................................          (50.5)       (37.1)        (38.0)
Income tax benefit:
     Federal ...........................................................           15.3         13.2          14.2
     State .............................................................            1.2           --           0.3
Equity in net income of unconsolidated subsidiaries ....................           30.9        223.8         319.3
                                                                                 ------       ------        ------
Net (loss) income ......................................................         $ (3.1)      $199.9        $295.8
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

                         ALLMERICA FINANCIAL CORPORATION
                  Condensed Financial Information of Registrant
                               Parent Company Only

                                 Balance Sheets

                                                                                                          December 31,
                                                                                                   --------------------------
                                                                                                     2001              2000
                                                                                                   --------          --------
                                                                                                   (In millions, except share
                                                                                                       and per share data)
Assets
     Fixed maturities - at fair value (amortized cost of $11.3 in 2001) ..................         $   11.1          $     --
     Cash and cash equivalents ...........................................................             16.9              26.6
     Investment in unconsolidated subsidiaries ...........................................          2,954.0           2,922.6
     Net receivable from subsidiaries ....................................................             62.2              65.3
     Other assets ........................................................................              2.3               8.7
                                                                                                   --------          --------
          Total assets ...................................................................         $3,046.5          $3,023.2
                                                                                                   ========          ========
Liabilities
     Expenses and taxes payable ..........................................................         $   49.6          $   35.6
     Interest and dividends payable ......................................................             13.9              13.6
     Short-term debt .....................................................................             83.1              56.1
     Long-term debt ......................................................................            508.8             508.8
                                                                                                   --------          --------
          Total liabilities ..............................................................            655.4             614.1
                                                                                                   --------          --------
Shareholders' Equity
     Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none
        issued ...........................................................................               --                --
     Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.4
        million shares issued at both December 31, 2001 and December 31, 2000 ............              0.6               0.6
     Additional paid-in capital ..........................................................          1,758.4           1,765.3
     Accumulated other comprehensive loss ................................................            (13.7)             (5.2)
     Retained earnings ...................................................................          1,052.3           1,068.7
     Treasury stock at cost (7.5 and 7.7 million shares) .................................           (406.5)           (420.3)
                                                                                                   --------          --------
          Total shareholders' equity .....................................................          2,391.1           2,409.1
                                                                                                   --------          --------
          Total liabilities and shareholders' equity .....................................         $3,046.5          $3,023.2
                                                                                                   ========          ========

      The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

                         ALLMERICA FINANCIAL CORPORATION
                  Condensed Financial Information of Registrant
                               Parent Company Only

            Statement of Cash Flows for the Years Ended December 31,

                                                                                                   2001         2000          1999
                                                                                                  ------       ------        ------
                                                                                                            (In millions)
Cash flows from operating activities
   Net (loss) income ......................................................................       $ (3.1)      $199.9        $295.8
   Adjustments to reconcile net income to net cash used in operating activities:
     Equity in net income of unconsolidated subsidiaries ..................................        (30.9)      (223.8)       (319.3)
     Dividend received from unconsolidated subsidiaries ...................................         41.1        109.8          39.5
     Net realized investment (gains) losses ...............................................          6.1         (2.6)          0.4
     Change in expenses and taxes payable .................................................         14.0         22.5          (2.8)
     Change in interest and dividends payable .............................................          0.3          0.3           0.3
     Change in receivable from subsidiaries ...............................................          3.1        (18.1)          3.3
     Other, net ...........................................................................          5.9         (1.5)          1.7
                                                                                                  ------       ------        ------
Net cash provided by operating activities .................................................         36.5         86.5          18.9
                                                                                                  ------       ------        ------
Cash flows from investing activities
   Capital contributed to unconsolidated subsidiaries .....................................        (53.9)       (16.9)        (54.1)
   Proceeds from disposals and maturities of available-for-sale fixed maturities ..........           --         33.5          84.6
   Purchase of available-for-sale fixed maturities ........................................        (11.3)          --         (41.4)
   Proceeds from sale of common stock of subsidiary .......................................           --           --         247.6
                                                                                                  ------       ------        ------
Net cash (used in) provided by investing activities .......................................        (65.2)        16.6         236.7
                                                                                                  ------       ------        ------
Cash flow from financing activities
   Net proceeds from issuance of commercial paper .........................................         27.0         11.5           3.5
   Net proceeds from issuance of common stock .............................................           --          0.6           1.1
   Treasury stock purchased at cost .......................................................           --       (104.1)       (250.2)
   Treasury stock reissued at cost ........................................................          5.3         23.3           6.2
   Dividends paid to shareholders .........................................................        (13.3)       (13.4)        (13.5)
                                                                                                  ------       ------        ------
Net cash provided by (used in) financing activities .......................................         19.0        (82.1)       (252.9)
                                                                                                  ------       ------        ------
Net change in cash and cash equivalents ...................................................         (9.7)        21.0           2.7
Cash and cash equivalents at beginning of the period ......................................         26.6          5.6           2.9
                                                                                                  ------       ------        ------
Cash and cash equivalents at end of the period ............................................       $ 16.9       $ 26.6        $  5.6
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

                                                                    Schedule III

                         ALLMERICA FINANCIAL CORPORATION
                       Supplementary Insurance Information

                                December 31, 2001

                                                Future
                                                policy
                                               benefits,                   Other
                                 Deferred       losses,                    policy
                                  policy      claims and                 claims and
                                acquisition      loss        Unearned     benefits     Premium
                                   costs       expenses      premiums      payable     revenue
                                   -----       --------      --------      -------     -------
                                                          (In millions)
Risk Management .............    $  199.0      $3,126.3      $1,049.9     $   24.9    $2,205.7
Asset Accumulation
 Allmerica Financial Services     1,585.2       4,003.1           2.6        567.1        49.0
 Allmerica Asset Management .          --            --            --      1,171.9          --
Corporate ...................          --            --            --           --          --
Eliminations ................          --            --            --           --          --
                                 --------      --------      --------     --------    --------
      Total .................    $1,784.2      $7,129.4      $1,052.5     $1,763.9    $2,254.7
                                 ========      ========      ========     ========    ========


                                                             Amortization
                                               Benefits,          of
                                                claims,        deferred
                                     Net      losses and        policy         Other
                                  investment   settlement     acquisition    operating   Premiums
                                    income      expenses         costs        expenses   written
                                    ------      --------         -----        --------   -------
                                                            (In millions)
Risk Management .............      $  216.0     $1,753.1        $  401.7      $  309.7   $2,285.0
Asset Accumulation
 Allmerica Financial Services         288.9        344.6            77.4         252.0         --
 Allmerica Asset Management .         144.5         69.5             0.1         100.1         --
Corporate ...................           6.7           --              --          70.5         --
Eliminations ................          (0.9)          --              --          (7.5)        --
                                   --------     --------        --------      --------   --------
      Total .................      $  655.2     $2,167.2        $  479.2      $  724.8   $2,285.0
                                   ========     ========        ========      ========   ========

                         ALLMERICA FINANCIAL CORPORATION
                       Supplementary Insurance Information

                                December 31, 2000

                                                 Future
                                                 policy
                                                benefits,                    Other
                                 Deferred        losses,                     policy
                                  policy       claims and                  claims and
                                acquisition       loss         Unearned     benefits    Premium
                                   costs        expenses       premiums     payable     revenue
                                   -----        --------       --------     -------     -------
                                                            (In millions)

Risk Management .............    $  187.2       $3,017.5       $  978.8     $   25.1    $2,066.7
Asset Accumulation
 Allmerica Financial Services     1,420.8        3,480.8            2.8        531.5        52.1
 Allmerica Asset Management .         0.2             --             --      1,636.5          --
Corporate ...................          --             --             --           --          --
Eliminations ................          --             --             --           --          --
                                 --------       --------       --------     --------    --------
      Total .................    $1,608.2       $6,498.3       $  981.6     $2,193.1    $2,118.8
                                 ========       ========       ========     ========    ========


                                                             Amortization
                                                Benefits,         of
                                                 claims,       deferred
                                       Net     losses and       policy        Other
                                   investment  settlement    acquisition    operating     Premiums
                                     income     expenses        costs       expenses      written
                                     ------     --------        -----       --------      -------
                                                            (In millions)

Risk Management .............       $  218.4    $1,563.0      $  373.2       $  184.9     $2,153.4
Asset Accumulation
 Allmerica Financial Services          283.6       315.1          83.2          242.5           --
 Allmerica Asset Management .          138.1       103.7           0.2           23.0           --
Corporate ...................            6.3          --            --           82.3           --
Eliminations ................           (0.9)         --            --           (7.0)          --
                                    --------    --------      --------       --------     --------
      Total .................       $  645.5    $1,981.8      $  456.6       $  525.7     $2,153.4
                                    ========    ========      ========       ========     ========

                         ALLMERICA FINANCIAL CORPORATION
                       Supplementary Insurance Information

                                December 31, 1999

                                               Future
                                               policy
                                              benefits,                 Other
                                 Deferred      losses,                 policy
                                  policy      claims and             claims and
                                acquisition      loss      Unearned   benefits     Premium
                                   costs       expenses    premiums    payable     revenue
                                   -----       --------    --------    -------     -------
                                                        (In millions)
Risk Management .............    $  173.3      $3,003.8    $  887.2    $   24.8    $1,948.2
Asset Accumulation
 Allmerica Financial Services     1,226.2       3,390.8         3.0       804.4        54.4
 Allmerica Asset Management .         0.4            --          --     1,316.0          --
Corporate ...................          --            --          --          --          --
Eliminations ................          --            --          --          --          --
                                 --------      --------    --------    --------    --------
      Total .................    $1,399.9      $6,394.6    $  890.2    $2,145.2    $2,002.6
                                 ========      ========    ========    ========    ========


                                                                Amortization
                                                   Benefits,         of
                                                    claims,       deferred
                                      Net         losses and       policy       Other
                                   investment     settlement    acquisition   operating     Premiums
                                     income        expenses         costs     expenses      written
                                     ------        --------         -----     --------      -------
                                                                (In millions)
Risk Management .............       $  221.4       $1,420.3      $  370.6      $  197.0     $1,977.0
Asset Accumulation
 Allmerica Financial Services          304.9          323.0          61.6         211.8           --
 Allmerica Asset Management .          138.2          118.3           0.2           8.5           --
Corporate ...................            6.0             --            --          65.3           --
Eliminations ................           (1.0)            --            --          (5.9)          --
                                    --------       --------      --------      --------     --------
      Total .................       $  669.5       $1,861.6      $  432.4      $  476.7     $1,977.0
                                    ========       ========      ========      ========     ========

                                                                     Schedule IV

                         ALLMERICA FINANCIAL CORPORATION
                                   Reinsurance

                                  December 31,

                                                                                    Assumed                 Percentage
                                                                       Ceded to       from                   of amount
                                                           Gross         other        other        Net        assumed
                                                           amount      companies    companies     amount      to net
                                                           ------      ---------    ---------     ------      ------
                                                                                  (In millions)
2001
Life insurance in force ............................     $30,550.4     $21,108.8     $454.1     $ 9,895.7      4.59%
                                                         =========     =========     ======     =========      ====
Premiums:
       Life insurance ..............................     $    58.3     $    10.3     $  0.7     $    48.7      1.44%
       Accident and health insurance ...............          30.8          27.9         --           2.9        --
       Property and casualty insurance .............       2,438.6         293.7       53.5       2,198.4      2.43%
                                                         ---------     ---------     ------     ---------      ----
Total premiums .....................................     $ 2,527.7     $   331.9     $ 54.2     $ 2,250.0      2.41%
                                                         =========     =========     ======     =========      ====
2000
Life insurance in force ............................     $33,752.4     $19,375.5     $488.3     $14,865.2      3.28%
                                                         =========     =========     ======     =========      ====
Premiums:
       Life insurance ..............................     $    62.6     $    11.4     $  0.7     $    51.9      1.35%
       Accident and health insurance ...............          31.7          29.6         --           2.1        --
       Property and casualty insurance .............       2,297.8         299.8       66.8       2,064.8      3.24%
                                                         ---------     ---------     ------     ---------
Total premiums .....................................     $ 2,392.1     $   340.8     $ 67.5     $ 2,118.8      3.19%
                                                         =========     =========     ======     =========      ====
1999
Life insurance in force ............................     $43,492.4     $21,281.5     $374.2     $22,585.1      1.66%
                                                         =========     =========     ======     =========      ====
Premiums:
       Life insurance ..............................     $    72.7     $    19.2     $  0.7     $    54.2      1.29%
       Accident and health insurance ...............          33.5          31.4         --           2.1        --
       Property and casualty insurance .............       2,135.0         261.7       73.0       1,946.3      3.75%
                                                         ---------     ---------     ------     ---------
Total premiums .....................................     $ 2,241.2     $   312.3     $ 73.7     $ 2,002.6      3.68%
                                                         =========     =========     ======     =========      ====

                                                                      Schedule V

                         ALLMERICA FINANCIAL CORPORATION
                        Valuation and Qualifying Accounts

                                  December 31,

                                                                                  Additions
                                                                           ------------------------
                                                                                                         Deductions
                                                           Balance at      Charged to    Charged to         from        Balance at
                                                          beginning of     costs and       other          allowance       end of
                                                             period         expense       accounts         account        period
                                                             ------         -------       --------         -------        ------
                                                                                       (In millions)
2001
Mortgage loans ....................................         $   4.4         $   0.6       $     --         $   1.2       $   3.8
Allowance for doubtful accounts ...................             6.9            18.8             --            15.4          10.3
                                                            -------         -------       --------         -------       -------
                                                            $  11.3         $  19.4       $     --         $  16.6       $  14.1
                                                            =======         =======       ========         =======       =======
2000
Mortgage loans ....................................         $   5.8         $  (1.3)      $     --         $   0.1       $   4.4
Allowance for doubtful accounts ...................             5.8             8.4             --             7.3           6.9
                                                            -------         -------       --------         -------       -------
                                                            $  11.6         $   7.1       $     --         $   7.4       $  11.3
                                                            =======         =======       ========         =======       =======
1999
Mortgage loans ....................................         $  11.5         $  (2.4)      $     --         $   3.3       $   5.8
Allowance for doubtful accounts ...................             5.4             5.6             --             5.2           5.8
                                                            -------         -------       --------         -------       -------
                                                            $  16.9         $   3.2       $     --         $   8.5       $  11.6
                                                            =======         =======       ========         =======       =======

                                                                     Schedule VI

                         ALLMERICA FINANCIAL CORPORATION
 Supplemental Information Concerning Property and Casualty Insurance Operations

                        For the Years Ended December 31,

                                                                           Discount, if
                                                           Reserves for        any,
                                             Deferred       losses and       deducted
                                              policy           loss            from                         Net          Net
                                           acquisition     adjustment       previous      Unearned       premiums    investment
      Affiliation with Registrant             costs        expenses(2)      column(1)   premiums(2)      earned       income
      ---------------------------             -----        -----------      ---------   -----------      ------       ------
                                                                         (In millions)
Consolidated Property and Casualty
    Subsidiaries
       2001.......................            $ 195.8        $2,921.5       $      --      $1,047.7       $2,198.4   $  215.4
                                              =======        ========       =========      ========       ========   ========
       2000.......................            $ 183.9        $2,719.1       $      --      $  975.9       $2,064.8   $  217.9
                                              =======        ========       =========      ========       ========   ========
       1999.......................            $ 167.3        $2,618.7       $      --      $  883.3       $1,946.3   $  220.5
                                              =======        ========       =========      ========       ========   ========


                                                                                         Amortization
                                                                Losses and loss          of deferred    Paid losses
                                                              adjustment expenses           policy        and loss      Net
                                                              -------------------        acquisition     adjustment   premiums
                                                           Current Year    Prior Years     expenses       expenses    written
                                                           ------------    -----------     --------       --------    -------
       2001.......................                           $1,720.4       $   107.4      $  401.7       $1,673.1   $2,277.7
                                                             ========       =========      ========       ========   ========
       2000.......................                           $1,634.9       $  ( 87.4)     $  373.2       $1,574.0   $2,151.6
                                                             ========       =========      ========       ========   ========
       1999.......................                           $1,601.4       $  (183.4)     $  370.6       $1,499.1   $1,975.4
                                                             ========       =========      ========       ========   ========

(1)   The Company does not employ any discounting techniques.
(2) Reserves for losses and loss adjustment expenses are shown gross of $864.6 million, $816.9 million and $694.2 million of reinsurance recoverable on unpaid losses in 2001, 2000 and 1999, respectively. Unearned premiums are shown gross of prepaid premiums of $55.6 million, $63.2 million and $57.4 million in 2001, 2000 and 1999, respectively.