Form 10-Q
period 2002-03-31
ALLMERICA FINANCIAL CORP
filed 2002-05-15
CIK 944695

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from: to ____________
                         Commission file number: 1-13754

                         ALLMERICA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                    04-3263626
     (State or other jurisdiction of                   I.R.S. Employer
      incorporation or organization)                Identification Number)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 53,004,461 shares of common stock outstanding, as of May 1, 2002.

                                       32
                 Total Number of Pages Included in This Document

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements
             Consolidated Statements of Income                                 3
             Consolidated Balance Sheets                                       4
             Consolidated Statements of Shareholders' Equity                   5
             Consolidated Statements of Comprehensive Income                   6
             Consolidated Statements of Cash Flows                             7
             Notes to Interim Consolidated Financial Statements           8 - 14

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15 - 29

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        30

PART II.   OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                                 31


SIGNATURES                                                                    32

                                     PART I - FINANCIAL INFORMATION
                                     ITEM 1 - FINANCIAL STATEMENTS

                                    ALLMERICA FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                                 (Unaudited)
                                                                              Three Months Ended
                                                                                  March 31,
                                                                       ---------------------------------
 (In millions, except per share data)                                       2002              2001
--------------------------------------------------------------------------------------------------------
Revenues
   Premiums...................................................         $       582.6     $        563.5
   Universal life and investment product policy fees..........                  96.0              100.4
   Net investment income......................................                 150.5              165.8
   Net realized investment losses.............................                 (12.3)             (17.4)
   Other income...............................................                  32.5               33.6
                                                                       --------------    ---------------
      Total revenues..........................................                 849.3              845.9
                                                                       --------------    ---------------

Benefits, losses and expenses
   Policy benefits, claims, losses and loss adjustment expenses                536.4              556.7
   Policy acquisition expenses................................                 111.5              116.1
   Gains on derivative instruments............................                 (16.3)              (2.5)
   Other operating expenses...................................                 152.6              138.8
                                                                       --------------    ---------------
      Total benefits, losses and expenses.....................                 784.2              809.1
                                                                       --------------    ---------------

   Income before federal income taxes.........................                  65.1               36.8
                                                                       --------------    ---------------

   Federal income tax expense (benefit):
      Current.................................................                   9.8               (5.4)
      Deferred................................................                  (0.3)              11.8
                                                                       --------------    ---------------
         Total federal income tax expense.....................                   9.5                6.4
                                                                       --------------    ---------------
   Income before minority interest and cumulative effect of
           change in accounting principle.....................                  55.6               30.4

   Minority interest:
      Distributions on mandatorily redeemable preferred
        securities of a subsidiary trust holding solely
        junior subordinated debentures of the Company.........                  (4.0)              (4.0)
                                                                       --------------    ---------------
   Income before cumulative effect of change in accounting
       principle..............................................                  51.6               26.4

   Cumulative effect of change in accounting principle (less
       applicable income tax benefit of $2.0 and $1.7 for the
       quarters ended March 31, 2002 and 2001)................                  (3.7)              (3.2)
                                                                       --------------    ---------------
   Net income.................................................         $        47.9     $         23.2
                                                                       ==============    ===============

PER SHARE DATA
   Basic
      Income before cumulative effect of change in accounting
         principle............................................         $        0.98     $         0.50

      Cumulative effect of change in accounting principle (less
         applicable income tax benefit of $0.04 and $0.03 for
         the quarters ended March 31, 2002 and 2001)..........                 (0.07)             (0.06)
                                                                       --------------    ---------------
      Net income..............................................         $        0.91     $         0.44
                                                                       ==============    ===============
      Weighted average shares outstanding.....................                  52.8               52.6
                                                                       ==============    ===============

   Diluted
      Income before cumulative effect of change in accounting
         principle............................................         $        0.97      $        0.50

      Cumulative effect of change in accounting principle (less
         applicable income tax benefit of $0.04 and $0.03 for
         the quarters ended March 31, 2002 and 2001)..........                 (0.07)             (0.06)
                                                                       --------------    ---------------
      Net income..............................................         $        0.90     $         0.44
                                                                       ==============    ===============
      Weighted average shares outstanding.....................                  53.1               53.1
                                                                       ==============    ===============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                           ALLMERICA FINANCIAL CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                                                                       (Unaudited)
                                                                                        March 31,         December 31,
(In millions, except per share data)                                                       2002               2001
----------------------------------------------------------------------------------------------------------------------
Assets
  Investments:
     Fixed maturities-at fair value (amortized cost of $9,070.3 and $9,294.0)..        $  9,055.2         $  9,401.7
     Equity securities-at fair value (cost of $61.2 and $61.2).................              60.0               62.1
     Mortgage loans............................................................             319.4              321.6
     Policy loans..............................................................             375.4              379.6
     Other long-term investments...............................................             167.2              161.2
                                                                                       -----------        -----------
       Total investments.......................................................           9,977.2           10,326.2
                                                                                       -----------        -----------
  Cash and cash equivalents....................................................             306.3              350.2
  Accrued investment income....................................................             162.5              152.3
  Premiums, accounts and notes receivable, net.................................             616.0              628.4
  Reinsurance receivable on paid and unpaid losses,
     benefits and unearned premiums............................................           1,407.1            1,426.8
  Deferred policy acquisition costs............................................           1,872.8            1,784.2
  Deferred federal income taxes................................................             200.7              168.1
  Goodwill.....................................................................             131.2              139.2
  Other assets.................................................................             532.5              522.3
  Separate account assets......................................................          15,085.9           14,838.4
                                                                                       -----------        -----------
     Total assets..............................................................        $ 30,292.2         $ 30,336.1
                                                                                       ===========        ===========
Liabilities
  Policy liabilities and accruals:
     Future policy benefits....................................................        $  4,176.2         $  4,099.6
     Outstanding claims, losses and loss adjustment expenses...................           3,038.6            3,029.8
     Unearned premiums.........................................................           1,049.4            1,052.5
     Contractholder deposit funds and other policy liabilities.................           1,354.2            1,763.9
                                                                                       -----------        -----------
       Total policy liabilities and accruals...................................           9,618.4            9,945.8
                                                                                       -----------        -----------
  Expenses and taxes payable...................................................             941.0              934.1
  Reinsurance premiums payable.................................................              98.0              125.3
  Trust instruments supported by funding obligations...........................           1,532.3            1,518.6
  Short-term debt..............................................................             132.3               83.3
  Long-term debt...............................................................             199.5              199.5
  Separate account liabilities.................................................          15,085.9           14,838.4
                                                                                       -----------        -----------
     Total liabilities.........................................................          27,607.4           27,645.0
                                                                                       -----------        -----------
  Minority interest:
     Mandatorily redeemable preferred securities of a subsidiary trust holding
       solely junior subordinated debentures of the Company....................             300.0              300.0
                                                                                       -----------        -----------

  Commitments and contingencies  (Note 10)

Shareholders' equity
  Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued                 -                  -
  Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million
     shares issued.............................................................               0.6                0.6
  Additional paid-in capital...................................................           1,756.9            1,758.4
  Accumulated other comprehensive loss.........................................             (70.9)             (13.7)
  Retained earnings............................................................           1,100.2            1,052.3
  Treasury stock at cost (7.4 and 7.5 million shares)..........................            (402.0)            (406.5)
                                                                                       -----------        -----------
     Total shareholders' equity................................................           2,384.8            2,391.1
                                                                                       -----------        -----------
       Total liabilities and shareholders' equity..............................        $ 30,292.2         $ 30,336.1
                                                                                       ===========        ===========


                  The accompanying notes are an integral part of these consolidated financial statements.


                                             ALLMERICA FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                (Unaudited)
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         --------------------------
(In millions)                                                                              2002             2001
-------------------------------------------------------------------------------------------------------------------
Preferred Stock
   Balance at beginning and end of period.......................................         $     -          $      -
                                                                                         ---------        ----------

Common Stock
   Balance at beginning and end of period.......................................              0.6               0.6
                                                                                         ---------        ----------

Additional paid-in capital
   Balance at beginning of period...............................................          1,758.4           1,765.3
      Unearned compensation related to restricted stock and other...............             (1.5)             (4.2)
                                                                                         ---------        ----------
   Balance at end of period.....................................................          1,756.9           1,761.1
                                                                                         ---------        ----------

Accumulated Other Comprehensive (Loss) Income
   Net unrealized appreciation (depreciation) on investments:
   Balance at beginning of period...............................................             28.4              (5.2)
      Net (depreciation) appreciation on available-for-sale securities and
        derivative instruments..................................................            (88.0)            106.1
      Benefit (provision) for deferred federal income taxes.....................             30.8             (37.1)
                                                                                         ---------        ----------
                                                                                            (57.2)             69.0
                                                                                         ---------        ----------
   Balance at end of period.....................................................            (28.8)             63.8
                                                                                         ---------        ----------

   Minimum Pension Liability:
   Balance at beginning and end of period.......................................            (42.1)               -
                                                                                         ---------        ----------

   Total accumulated other comprehensive (loss) income..........................            (70.9)             63.8
                                                                                         ---------        ----------

Retained earnings
   Balance at beginning of period...............................................          1,052.3           1,068.7
      Net income................................................................             47.9              23.2
                                                                                         ---------        ----------
   Balance at end of period.....................................................          1,100.2           1,091.9
                                                                                         ---------        ----------

Treasury Stock
   Balance at beginning of period...............................................           (406.5)           (420.3)
      Shares reissued at cost...................................................              4.5               5.4
                                                                                         ---------        ----------
   Balance at end of period.....................................................           (402.0)           (414.9)
                                                                                         ---------        ----------

          Total shareholders' equity............................................         $2,384.8         $ 2,502.5
                                                                                         =========        ==========


                  The accompanying notes are an integral part of these consolidated financial statements.


                                              ALLMERICA FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                 (Unaudited)
                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                        ---------------------------------
(In millions)                                                                              2002               2001
-------------------------------------------------------------------------------------------------------------------------
Net income......................................................................        $    47.9          $    23.2

Other comprehensive (loss) income:
   Available-for-sale securities:
      Net (depreciation) appreciation during the period.........................           (100.9)             115.0
      Benefit (provision) for deferred federal income taxes.....................             35.3              (40.2)
                                                                                        -----------        -----------
   Total available-for-sale securities  ........................................            (65.6)              74.8
                                                                                        -----------        -----------

   Derivative instruments:
      Net appreciation (depreciation) during the period.........................             12.9               (8.9)
      (Provision) benefit for deferred federal income taxes.....................             (4.5)               3.1
                                                                                        -----------        -----------
   Total derivative instruments.................................................              8.4               (5.8)
                                                                                        -----------        -----------
Other comprehensive (loss) income ..............................................            (57.2)              69.0
                                                                                        -----------        -----------
Comprehensive (loss) income.....................................................        $    (9.3)         $    92.2
                                                                                        ===========        ===========



                  The accompanying notes are an integral part of these consolidated financial statements.


                                              ALLMERICA FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      (Unaudited)
                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                            --------------------------------
(In millions)                                                                                   2002               2001
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income..............................................................                 $     47.9          $    23.2
     Adjustments to reconcile net income to net cash provided by operating activities:
      Net realized losses .................................................                       12.3               17.4
      Gains on derivative instruments......................................                      (16.3)              (2.5)
      Net amortization and depreciation....................................                        6.5                3.6
      Deferred federal income taxes........................................                       (0.3)              11.8
      Change in deferred acquisition costs.................................                      (74.0)             (17.9)
      Change in premiums and notes receivable,
        net of reinsurance payable.........................................                       (2.4)              (6.5)
      Change in accrued investment income..................................                      (10.2)               -
      Change in policy liabilities and accruals, net.......................                       75.9              167.7
      Change in reinsurance receivable.....................................                       19.7                8.2
      Change in expenses and taxes payable.................................                        1.0              (81.7)
      Separate account activity, net.......................................                        -                  0.1
      Other, net...........................................................                        8.7              (21.0)
                                                                                            -------------      -------------
            Net cash provided by operating activities......................                       68.8              102.4
                                                                                            -------------      -------------

Cash flows from investing activities
   Proceeds from disposals and maturities of available-for-sale fixed
       maturities..........................................................                      940.2              356.2
   Proceeds from disposals of equity securities............................                       10.6                0.1
   Proceeds from disposals of other investments............................                        9.4               24.1
   Proceeds from mortgages matured or collected............................                        2.7               16.3
   Proceeds from collections of installment finance and notes receivable...                       61.6               47.4
   Purchase of available-for-sale fixed maturities.........................                     (723.3)            (474.2)
   Purchase of equity securities...........................................                       (0.5)              (9.5)
   Purchase of other investments...........................................                      (11.0)              (6.5)
   Disbursements to fund installment finance and notes receivable..........                      (74.2)             (56.9)
   Capital expenditures....................................................                       (1.9)              (3.3)
                                                                                            -------------      -------------
            Net cash provided by (used in) investing activities............                      213.6             (106.3)
                                                                                            -------------      -------------
Cash flows from financing activities
   Deposits and interest credited to contractholder deposit funds..........                      105.5               47.2
   Withdrawals from contractholder deposit funds...........................                     (494.5)            (227.9)
   Deposits to trust instruments supported by funding obligations..........                       45.2              728.8
   Withdrawals from trust instruments supported by funding obligations.....                      (31.5)             (12.3)
   Change in short-term debt...............................................                       49.0                8.0
   Treasury stock reissued at cost.........................................                        -                  2.4
                                                                                            -------------      -------------
            Net cash (used in) provided by financing activities............                     (326.3)             546.2
                                                                                            -------------      -------------

Net change in cash and cash equivalents....................................                      (43.9)             542.3
Cash and cash equivalents, beginning of period.............................                      350.2              281.1
                                                                                            -------------      -------------
Cash and cash equivalents, end of period...................................                 $    306.3         $    823.4
                                                                                            =============      =============



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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2001 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), which requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized over their useful lives, but instead be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the statement provides specific guidance for testing the impairment of intangible assets. Additional financial statement disclosures about goodwill and other intangible assets, including changes in the carrying amount of goodwill, carrying amounts by classification of amortized and non-amortized assets, and estimated amortization expenses for the next five years, are also required. This statement became effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets held at the date of adoption. The Company adopted Statement No. 142 on January 1, 2002. In accordance with the transition provisions of this statement, the Company recorded a $3.7 million charge, net-of-taxes, in earnings, to recognize the impairment of goodwill related to two of its non-insurance subsidiaries. The Company utilized a discounted cash flow model to value these subsidiaries.

Effective January 1, 2002, the Company ceased its amortization of goodwill in accordance with Statement No. 142. Amortization expense in the first quarter of 2001 was $1.0 million, net-of-taxes. In accordance with Statement No. 142, the following table provides income before the cumulative effect of a change in accounting principle, net income, and related per-share amounts as of March 31, 2002 and 2001, as reported and adjusted as if the Company had ceased amortizing goodwill effective January 1, 2001.


                                                                                 (Unaudited)
                                                                              Three Months Ended
                                                                                  March 31,
                                                                       ---------------------------------
 (In millions, except per share data)                                       2002              2001
--------------------------------------------------------------------------------------------------------
   Reported income before cumulative effect of change in
      accounting principle....................................         $        51.6     $         26.4
      Goodwill amortization...................................                     -                1.0
                                                                       --------------    ---------------
   Adjusted income before cumulative effect of change in
      accounting principle....................................         $        51.6     $         27.4
                                                                       ==============    ===============

   Reported net income........................................         $        47.9     $         23.2
      Goodwill amortization...................................                     -                1.0
                                                                       --------------    ---------------
   Adjusted net income........................................         $        47.9     $         24.2
                                                                       ==============    ===============

   Per Share Information
   Basic
   Reported income before cumulative effect of change in
      accounting principle....................................         $        0.98     $         0.50
      Goodwill amortization...................................                     -               0.02
                                                                       --------------    ---------------
   Adjusted income before cumulative effect of change in
      accounting principle....................................         $        0.98     $         0.52
                                                                       ==============    ===============

   Reported net income........................................         $        0.91     $         0.44
      Goodwill amortization...................................                     -               0.02
                                                                       --------------    ---------------
   Adjusted net income........................................         $        0.91     $         0.46
                                                                       ==============    ===============

   Diluted
   Reported income before cumulative effect of change in
      accounting principle....................................         $        0.97     $         0.50
      Goodwill amortization...................................                     -               0.02
                                                                       --------------    ---------------
   Adjusted income before cumulative effect of change in
      accounting principle....................................         $        0.97     $         0.52
                                                                       ==============    ===============

   Reported net income........................................         $        0.90     $         0.44
      Goodwill amortization...................................                     -               0.02
                                                                       --------------    ---------------
   Adjusted net income........................................         $        0.90     $         0.46
                                                                       ==============    ===============


3. Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters ("AGU") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During the third quarter of 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. The Company also recorded a $30.5 million loss, net-of-taxes, on the disposal of this segment, consisting of after tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to a measurement date of June 30, 1999, approximately $8.5 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of approximately $27 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $83.3 million at March 31, 2002 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At March 31, 2002 and 2001, the discontinued segment had assets of approximately $313.0 million and $448.7 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $369.1 million and $432.7 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $6.8 million and $9.0 million for the quarters ended March 31, 2002 and 2001, respectively.

4. Significant Transactions

As of March 31, 2002, the Company has repurchased approximately $436.3 million, or approximately 8 million shares, of its common stock under programs authorized by the Board of Directors (the "Board"). As of March 31, 2002, the Board had authorized total stock repurchases of $500.0 million, leaving approximately $63.7 million available to the Company for future repurchases. There were no share repurchases in the first quarter of 2002.

In the fourth quarter of 2001, the Company recognized a pre-tax charge of $2.7 million related to severance and other employee related costs resulting from the reorganization of its technology support group. Approximately 82 position have been eliminated as a result of this restructuring plan, of which 81 employees have been terminated as of March 31, 2002. The Company has made payments of $2.1 million related to this restructuring plan as of March 31, 2002.


5. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2002 and 2001, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

6. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized (losses) gains to the net balance shown in the Statements of Comprehensive Income:


                                                                                  (Unaudited)
                                                                              Three Months Ended
                                                                                   March 31,
                                                                          ----------------------------
(In millions)                                                                2002             2001
------------------------------------------------------------------------------------------------------
Unrealized (losses) gains on available-for-sale securities:
    Unrealized holding (losses) gains arising during period (net of income tax benefit (expense) of $35.8 million and $(37.4)
      million in 2002 and 2001, respectively)........................     $    (64.4)      $     63.8
    Less:  reclassification adjustment for gains (losses) included in net income (net of income tax benefit of $0.5 million and
      $2.8 million in 2002 and 2001, respectively)...................            1.2            (11.0)
                                                                          -----------      -----------
Total available-for-sale securities..................................          (65.6)            74.8
                                                                          -----------      -----------

Unrealized losses on derivative instruments:
    Unrealized holding losses arising during period (net of
      income tax benefit of $4.8 million and $4.2 million in 2002
      and 2001, respectively)........................................           (5.3)            (7.5)
    Less:  reclassification adjustment for losses included in net income (net of income tax benefit of $9.3 million and $1.1
      million in 2002 and 2001, respectively)........................          (13.7)            (1.7)
                                                                          -----------      -----------
Total derivative instruments.........................................            8.4             (5.8)
                                                                          -----------      -----------

Other comprehensive (loss) income.................................        $    (57.2)      $     69.0
                                                                          ===========      ===========

7. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:


                                                                          (Unaudited)
                                                                           March 31,     December 31,
(In millions)                                                                2002           2001
----------------------------------------------------------------------------------------------------
Assets
   Fixed maturities-at fair value (amortized cost of $514.3 and
     $498.1)............................................................    $  509.3      $ 504.2
   Mortgage loans.......................................................        55.2         55.7
   Policy loans.........................................................       179.0        182.1
   Cash and cash equivalents............................................         -            9.2
   Accrued investment income............................................        14.9         14.6
   Deferred policy acquisition costs....................................         9.6         10.4
   Other assets.........................................................        12.4          6.2
                                                                            ---------     -------
      Total assets......................................................    $  780.4      $ 782.4
                                                                            =========     =======
Liabilities
   Policy liabilities and accruals......................................    $  805.0      $ 798.2
   Policyholder dividends...............................................        15.2         30.7
   Other liabilities....................................................        18.8          7.0
                                                                            ---------     -------
      Total liabilities.................................................    $  839.0      $ 835.9
                                                                            =========     =======
Excess of Closed Block liabilities over assets designated to the
    Closed Block........................................................    $   58.6      $  53.5
Amounts included in other comprehensive income:
Net unrealized investment losses, net of deferred federal income
    tax benefit of $5.7 million and $8.8 million........................       (10.6)       (16.4)
                                                                            ---------     -------
Maximum future earnings to be recognized from Closed Block
     assets and liabilities.............................................    $   48.0      $  37.1
                                                                            =========     =======




                                                                                 (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                            ---------------------
(In millions)                                                                 2002          2001
-------------------------------------------------------------------------------------------------
Revenues
   Premiums..............................................................   $  24.4       $  25.1
   Net investment income.................................................      12.9          14.0
   Net realized investment losses .......................................      (0.1)          -
                                                                            --------      -------
      Total revenues.....................................................      37.2          39.1
                                                                            --------      -------

Benefits and expenses
   Policy benefits.......................................................      33.9          33.5
   Policy acquisition expenses...........................................       0.5           -
   Other operating expenses..............................................       0.3           0.3
                                                                            --------      -------
      Total benefits and expenses........................................      34.7          33.8
                                                                            --------      -------

         Contribution from the Closed Block..............................   $   2.5       $   5.3
                                                                            ========      =======

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

The Risk Management Segment sells property and casualty insurance products through independent agents and brokers primarily in the Northeast, Midwest and Southeast United States as well as to members of affinity groups and other organizations. In addition, the Risk Management Segment offers discounted property and casualty (automobile and homeowners) insurance through employer sponsored programs.

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life and traditional life insurance products, as well as group retirement products. Allmerica Financial Services also includes brokerage and non-institutional investment advisory services. Through its Allmerica Asset Management segment, the Company offers GICs, also referred to as funding agreements, which are investment contracts that can contain either short-term or long-term maturities and are issued to institutional buyers or to various business or charitable trusts. Also, this segment is a Registered Investment Advisor, providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients.

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

Management evaluates the results of the aforementioned segments based on a pre-tax and pre-minority interest basis. Segment income is determined by adjusting net income for net realized investment gains and losses, gains and losses on derivative instruments, net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of segment income enhances understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:


                                                                        (Unaudited)
                                                                    Three Months Ended
                                                                         March 31,
                                                                 --------------------------
(In millions)                                                      2002            2001
-------------------------------------------------------------------------------------------
Segment revenues:
     Risk Management..........................................   $   614.7        $  601.3
                                                                 ----------       ---------
     Asset Accumulation:
        Allmerica Financial Services..........................       214.9           223.2
        Allmerica Asset Management............................        32.2            39.7
                                                                 ----------       ---------
          Subtotal............................................       247.1           262.9
                                                                 ----------       ---------
     Corporate................................................         1.7             1.0
     Intersegment revenues....................................        (1.9)           (1.9)
                                                                 ----------       ---------
      Total segment revenues..................................       861.6           863.3
Adjustments to segment revenues:
   Net realized losses........................................       (12.3)          (17.4)
                                                                 ----------       ---------
      Total revenues..........................................   $   849.3        $  845.9
                                                                 ==========       =========

Segment income (loss) before federal income taxes, minority
    interest and cumulative effect of change in accounting
    principle:
   Risk Management............................................   $    39.0        $   16.2
                                                                 ----------       ---------
   Asset Accumulation:
      Allmerica Financial Services............................        29.7            44.3
      Allmerica Asset Management..............................         5.1             6.0
                                                                 ----------       ---------
         Subtotal.............................................        34.8            50.3
                                                                 ----------       ---------
   Corporate..................................................       (16.4)          (16.2)
                                                                 ----------       ---------
      Segment income before federal income taxes and
         minority interest....................................        57.4            50.3
Adjustments to segment income:
   Net realized investment losses, net of amortization........        (8.6)          (16.0)
   Gains on derivatives.......................................        16.3             2.5
                                                                 ----------       ---------
      Income before federal income taxes, minority interest
         and cumulative effect of change in accounting
         principle............................................   $    65.1        $   36.8
                                                                 ==========       =========



                                                        Identifiable Assets                    Deferred Acquisition Costs
--------------------------------------------- ----------------------------------------- -----------------------------------------
                                                  (Unaudited)                               (Unaudited)
                                                   March 31,          December 31,           March 31,          December 31,
(In millions)                                        2002                 2001                 2002                 2001
--------------------------------------------- -------------------- -------------------- -------------------- --------------------

   Risk Management..........................     $    5,976.7        $     6,239.8        $        201.0       $        199.0
                                                  -------------       --------------       --------------       --------------
   Asset Accumulation:
       Allmerica Financial Services.........         21,668.8             21,113.0               1,671.8              1,585.2
       Allmerica Asset Management...........          2,538.7              2,829.3                    -                    -
                                                  -------------       --------------       --------------       --------------
         Subtotal...........................         24,207.5             23,942.3               1,671.8              1,585.2
   Corporate................................            108.0                154.0                    -                    -
                                                  -------------       --------------       --------------       --------------
      Total.................................     $   30,292.2        $    30,336.1        $      1,872.8       $      1,784.2
                                                  =============       ==============       ==============       ==============

9. Earnings Per Share

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:


                                                                         (Unaudited)
                                                                        Quarter Ended
                                                                          March 31,
                                                                  ------------------------
(In millions, except per share data)                                 2002           2001
------------------------------------------------------------------------------------------
Basic shares used in the calculation of earnings per share...          52.8          52.6
Dilutive effect of securities:
    Employee stock options...................................           0.1           0.4
    Non-vested stock grants..................................           0.2           0.1
                                                                  ----------    ----------

Diluted shares used in the calculation of earnings per share           53.1          53.1
                                                                  ==========    ==========

Per share effect of dilutive securities on income before
    cumulative effect of change in accounting principle.....     $     0.01    $       -
                                                                  ==========    ==========

Per share effect of dilutive securities on net income.......     $     0.01    $       -
                                                                  ==========    ==========

10. Commitments and Contingencies

Litigation

In 1997, a lawsuit on behalf of a putative class was instituted against the Company alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In November 1998, the Company and the plaintiffs entered into a settlement agreement and in May 1999, the Federal District Court in Worcester, Massachusetts approved the settlement agreement and certified the class for this purpose. AFC recognized a $31.0 million pre-tax expense in 1998 related to this litigation. In 2001, the Company recognized a pre-tax benefit of $7.7 million resulting from the refinement of cost estimates. Although the Company believes that it has appropriately recognized its obligation under the settlement, this estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers, and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

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

                                     PART I
                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the interim consolidated results of operations and financial condition of the Company should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere herein and the Management's Discussion and Analysis of Financial
Condition and Results of Operations contained in the 2001 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

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


Results of Operations

Consolidated Overview

Consolidated net income includes the results of each segment of the Company, which management evaluates on a pre-tax and pre-minority interest basis. In addition, net income also includes certain items which management believes are not indicative of overall operating trends, such as net realized investment gains and losses, gains and losses on derivative instruments, net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of "Adjusted Net Income", which excludes these items, enhances understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, adjusted net income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

The Company's consolidated net income for the first quarter increased $24.7 million, or 106.5%, to $47.9 million, compared to $23.2 million for the same period in 2001. The increase in net income resulted primarily from a $9.0 million and $8.2 million increase in gains on derivatives and adjusted net income, respectively, as well as an $8.0 million decrease in net realized investment losses.

The following table reflects adjusted net income and a reconciliation to consolidated net income. Adjusted net income consists of segment income (loss), federal income taxes on segment income and minority interest on Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company).


                                                                             (Unaudited)
                                                                         Three Months Ended
                                                                              March 31,
                                                                   --------------------------------
(In millions)                                                         2002                2001
---------------------------------------------------------------------------------------------------
Segment income (loss) before federal income taxes and
     minority interest:
     Risk Management..........................................     $      39.0         $      16.2
                                                                   ------------        ------------
     Asset Accumulation:
         Allmerica Financial Services.........................            29.7                44.3
         AllmericaAsset Management............................             5.1                 6.0
                                                                   ------------        ------------
                                                                          34.8                50.3
     Corporate................................................           (16.4)              (16.2)
                                                                   ------------        ------------
      Segment income before federal income taxes and
         minority interest....................................            57.4                50.3

     Federal income taxes on segment income...................            (8.0)               (9.1)
     Minority interest on Capital Securities..................            (4.0)               (4.0)
                                                                   ------------        ------------
Adjusted net income...........................................            45.4                37.2

Adjustments (net of taxes and amortization, as applicable):
     Net realized investment losses...........................            (4.4)              (12.4)
     Gains on derivatives.....................................            10.6                 1.6
                                                                   ------------        ------------
Income before cumulative effect of change in
     accounting principle.....................................            51.6                26.4
     Cumulative effect of change in accounting principle,
        net of applicable taxes...............................            (3.7)               (3.2)
                                                                   ------------        ------------
Net income....................................................     $      47.9         $      23.2
                                                                   ============        ============

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The Company's segment income before taxes and minority interest increased $7.1 million, or 14.1%, to $57.4 million in the first quarter of 2002. This increase was primarily attributable to an increase in income from the Risk Management segment of $22.8 million, partially offset by lower income from the Allmerica Financial Services segment of $14.6 million. The increase in Risk Management segment income is primarily attributable to decreased weather related losses in 2002. The first quarter of 2001 results reflected weather related adverse development on prior years' reserves of approximately $15 million. In addition, segment income in the first quarter of 2001 reflected approximately $9 million of higher non-catastrophe weather related claims, compared to the first quarter of 2002 which included a benefit from reduced non-catastrophe weather related claims of approximately $6 million. Additionally, segment income in the first quarter of 2001 was negatively affected by $19.4 million of adverse development of loss and loss adjustment expense ("LAE") reserves, including the aforementioned $15 million of weather related claims, which compares to $3.4 million of favorable development in the first quarter of 2002. Segment income for the first quarter of 2002 also reflected a benefit of approximately $14 million of net rate increases, primarily in commercial lines. Partially offsetting these items is increased current year non-catastrophe claims severity, primarily in the personal automobile line. The decrease in Allmerica Financial Services' segment income of $14.6 million was principally due to higher policy benefits as well as lower asset-based fees and other income, resulting from a decline in the equity markets. These decreases in segment income were partially offset by lower deferred policy acquisition costs.

The effective tax rate for segment income was 14.0% for the first quarter of 2002 compared to 18.2% for the first quarter of 2001. The decrease in the tax rate is primarily due to lower expected underwriting income in 2002, partially offset by lower tax-exempt investment income in 2002.

Net realized losses on investments, after taxes, were $4.4 million in the first quarter of 2002, resulting primarily from impairments of fixed maturities and losses related to the termination of certain derivative instruments, partially offset by gains recognized from the sale of fixed maturities. During the first quarter of 2001, net realized losses on investments, after tax, of $12.4 million primarily reflects impairments of fixed maturities. Gains on derivatives, after taxes, increased $9.0 million, to $10.6 million in the first quarter of 2002, resulting primarily from the aforementioned termination of certain derivatives.

During the first quarter of 2002, the Company recognized a $3.7 million loss, net-of-taxes, upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." During the first quarter of 2001, the Company recognized a $3.2 million loss, net-of-taxes, upon adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


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


Risk Management

The following table summarizes the results of operations for the Risk Management segment:


                                                                               (Unaudited)
                                                                            Three Months Ended
                                                                                March 31,
                                                                       -----------------------------
(In millions)                                                             2002             2001
----------------------------------------------------------------------------------------------------
Segment revenues
     Net premiums written.....................................        $     554.9     $       566.7
                                                                       ===========     =============

     Net premiums earned......................................        $     558.1     $       538.0
     Net investment income....................................               51.8              56.8
     Other income.............................................                4.8               6.5
                                                                       -----------     -------------
                Total segment revenues........................              614.7             601.3

Losses and operating expenses
     Losses and loss adjustment expenses (1)..................              421.1             437.9
     Policy acquisition expenses..............................              104.6              96.4
     Other operating expenses.................................               50.0              50.8
                                                                       -----------     -------------
                Total losses and operating expenses...........              575.7             585.1
                                                                       -----------     -------------

Segment income................................................        $      39.0     $        16.2
                                                                       ===========     =============

(1) Includes  policyholders'  dividends of $(0.3)  million and $2.1 million for the quarters ended
    March 31, 2002 and 2001, respectively.


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Risk Management's segment income increased $22.8 million to $39.0 million for the first quarter of 2002. The increase in segment income is primarily attributable to decreased weather related losses in 2002. The first quarter of 2001 results reflected weather related adverse development on prior years' reserves of approximately $15 million. In addition, segment income in the first quarter of 2001 reflected approximately $9 million of higher non-catastrophe weather related claims, compared to the first quarter of 2002 which included a benefit from reduced non-catastrophe weather related claims of approximately $6 million. Development on prior year' reserves improved $22.8 million to $3.4 million of favorable development in the first quarter of 2002 from $19.4 million of adverse development for the same period in 2001, including the aforementioned $15.0 million of weather related claims. Segment income for the first quarter of 2002 also reflected a benefit of approximately $14 million of net rate increases, primarily in commercial lines. Partially offsetting these items is increased current year non-catastrophe claims severity, primarily in the personal automobile line. Segment income also reflected approximately $6 million of increased reinsurance costs and a $5.0 million decrease in net investment income to

$51.8   million  for  the   quarter   ended  March  31,   2002.   In   addition,
catastrophe losses increased $4.4 million, to $11.2 million for the first quarter of 2002, compared to $6.8 million for the same period in 2001. Policy acquisition expenses increased in the first quarter of 2002 primarily due to earned premium growth since March 31, 2001.

Underwriting results are reported using statutory accounting principles, which are prescribed by state insurance regulators. The primary difference between statutory and generally accepted accounting principles ("GAAP") is the deferral of certain underwriting costs under GAAP that are amortized over the life of the policy. Under statutory accounting principles, these costs are recognized when incurred or paid. Management reviews the operations of this business based upon statutory results.

In 2002, the Company reorganized its Risk Management segment. Under the new structure, the Risk Management segment manages its operations through two lines of business based upon product and identified as Personal Lines and Commercial Lines. Personal Lines include property and casualty coverages such as personal automobile, homeowners and other personal policies, while Commercial Lines include property and casualty coverages such as workers' compensation, commercial automobile, commercial multiple peril and other commercial policies.

The following tables summarize the results of operations for the Risk Management segment:

                                                           (Unaudited)
                                                Three Months Ended March 31, 2002
                                        --------------------------------------------------
                                            Personal         Commercial
(In millions, except ratios)                  Lines            Lines             Total
------------------------------------------------------------------------------------------
Statutory net premiums written::
   Personal automobile................  $    285.2         $      -            $   285.2
   Homeowners.........................        65.5                -                 65.5
   Workers' compensation..............         -                 42.0               42.0
   Commercial automobile..............         -                 51.5               51.5
   Commercial multiple peril..........         -                 79.7               79.7
   Other property & casualty..........         8.6               21.7               30.3
                                        --------------------------------------------------
   Total..............................  $    359.3         $    194.9          $   554.2
                                        ==================================================
Statutory combined ratio (1)..........       105.1              103.6              104.3
                                        ==================================================

Statutory underwriting loss...........  $    (21.7)        $     (1.6)         $   (23.3)
                                        ---------------------------------------
Reconciliation to segment income:
   Net investment income..............                                              51.8
   Other income and expenses, net.....                                               3.4
   Other Statutory to GAAP adjustments                                               7.1
                                                                                ----------
Segment income........................                                         $    39.0
                                                                                ==========

------------------------------------------------------------------------------------------



                                                           (Unaudited)
                                                Three Months Ended March 31, 2001
                                           -----------------------------------------------
                                            Personal         Commercial
(In millions, except ratios)                  Lines            Lines             Total
------------------------------------------------------------------------------------------
Statutory net premiums written:
   Personal automobile................   $   266.5          $      -           $   266.5
   Homeowners.........................        58.5                 -                58.5
   Worker' compensation...............         -                  57.1              57.1
   Commercial automobile..............         -                  61.3              61.3
   Commercial multiple peril..........         -                  88.5              88.5
   Other property & casualty..........         8.7                24.7              33.4
                                         -------------------------------------------------
   Total..............................   $   333.7          $    231.6         $   565.3
                                         =================================================
Statutory combined ratio (1)..........       107.5               108.3             107.8
                                         =================================================

Statutory underwriting loss...........   $   (27.0)         $    (22.8)        $   (49.8)
                                         --------------------------------------
Reconciliation to segment income:
   Net investment income..............                                              56.8
   Other income and expenses, net.....                                               3.5
   Other Statutory to GAAP adjustments                                               5.7
                                                                                ----------
Segment income........................                                         $    16.2
                                                                                ==========
------------------------------------------------------------------------------------------

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


Personal Lines
Personal lines' net premiums written increased $25.6 million, or 7.7%, to $359.3 million for the first quarter of 2002. This is primarily the result of increases of $18.7 million, or 7.0%, and $7.0 million, or 12.0%, in the personal automobile and homeowners lines, respectively. The increase in the personal automobile line is primarily the result of 2.0% and 0.6% net rate increases in Michigan and Massachusetts, respectively, and a 3.5% policies in force increase since March 31, 2001. The increase in the homeowners line resulted primarily from a 16.8% rate increase in Michigan and an overall increase of 1.8% in policies in force since March 31, 2001.

Personal lines' underwriting results improved $5.3 million, or 19.3%, to an underwriting loss of $21.7 million for the first quarter of 2002. The improvement in underwriting results is primarily attributable to the absence of unfavorable development in 2002 and the aforementioned combined effect of adverse weather and mild weather on 2001 and 2002, respectively. This is partially offset by increased current year claims severity in the personal automobile line in the first quarter of 2002. Underwriting results were also unfavorably affected by approximately $7 million of increased policy acquisition and other underwriting expenses, primarily related to increased cession expenses for assigned risk personal automobile business in New York. This assigned business is mandated as a condition to write premium in the state of New York. The Company has an agreement to cede this business to a third party due to its unsatisfactory underwriting results. Management expects the cost of this agreement for 2002 to increase by approximately $10 million as compared to 2001. In addition, catastrophe losses increased $3.3 million, to $9.5 million for the first quarter of 2002, compared to $6.2 million for the same period in 2001.

Commercial Lines
Commercial lines' net premiums written decreased $36.7 million, or 15.8%, to $194.9 million for the first quarter of 2002. This is primarily the result of the Company's termination of 377 agencies and the withdrawal of commercial lines' underwriting authority from an additional 314 agencies during the fourth quarter of 2001. These agencies consistently produced unsatisfactory loss ratios. In addition, the Company has seen a reduction in premium levels from active agents as re-underwriting efforts continue. Management believes that premium level reductions from active agents may continue to unfavorably affect future premiums. Policies in force decreased 17.2%, 11.3% and 0.9% in the workers' compensation, commercial automobile, and commercial multiple peril lines, respectively, since March 31, 2001 primarily as a result of the aforementioned agency actions. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since March 31, 2001. In addition, net premiums written in other commercial lines decreased $3.0 million, or 12.1%, as a result of the Company having terminated virtually all of its specialty commercial programs during the fourth quarter of 2001.

Commercial line' underwriting results improved $21.2 million to an underwriting loss of $1.6 million in the first quarter of 2002. The improvement in underwriting results is primarily attributable to approximately $12 million of net rate increases during the first quarter of 2002. In addition, a decrease in current year claims severity in the commercial automobile and workers' compensation lines of approximately $3 million and $2 million, respectively, favorably affected results in 2002. Commercial lines' favorable development on prior years' reserves increased $3.2 million to $4.3 million in the first quarter of 2002 from $1.1 million for the same period in 2001. First quarter of 2002 underwriting results reflected approximately $4 million and $1.2 million of decreased underwriting expenses and policyholder dividends, respectively, compared to the same period in 2001. Partially offsetting these favorable items is approximately $3 million of increased current year claims severity in the commercial multiple peril line. In addition, catastrophe losses increased $1.1 million, to $1.7 million for the first quarter of 2002, compared to $0.6 million for the same period in 2001.

Investment Results
Net investment income before tax declined $5.0 million, or 8.8%, to $51.8 million for the quarter ended March 31, 2002. The decrease in net investment income primarily reflects the impact of high yield bonds that defaulted, a reduction in average pre-tax yields on debt securities and the transfer of assets to the Corporate segment and the Allmerica Financial Services segment. Average pre-tax yields on debt securities decreased to 6.5% in 2002 compared to 7.1% in 2001 due to the shift from higher yielding below investment grade securities to lower yielding, but higher quality investment grade securities.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:


                                                                               (Unaudited)
                                                                           Three Months Ended
                                                                                March 31,
                                                                       ----------------------------
(In millions)                                                             2002            2001
---------------------------------------------------------------------------------------------------
Reserve for losses and LAE, beginning of period...............        $   2,921.5     $   2,719.1
   Incurred losses and LAE, net of reinsurance recoverable:
     Provision for insured events of current year.............              425.5           416.0
     (Decrease) increase in provision for insured events of
       prior years............................................               (3.4)           19.4
                                                                       ------------    ------------
   Total incurred losses and LAE..............................              422.1           435.4
                                                                       ------------    ------------
   Payments, net of reinsurance recoverable:
     Losses and LAE attributable to insured events of current
       year...................................................              134.4           119.7
     Losses and LAE attributable to insured events of prior
       years..................................................              270.3           305.5
                                                                       ------------    ------------
   Total payments.............................................              404.7           425.2
                                                                       ------------    ------------
   Change in reinsurance recoverable on unpaid losses.........               (9.0)          (11.8)
                                                                       ------------    ------------
Reserve for losses and LAE, end of period.....................        $   2,929.9     $   2,717.5
                                                                       ============    ============


As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $3.4 million and increased by $19.4 million for the quarters ended March 31, 2002 and 2001, respectively.

During the first quarter, estimated loss reserves for claims occurring in prior years developed unfavorably by $3.4 million and $35.9 million in 2002 and 2001, respectively. Favorable development on prior years' LAE reserves was $6.8 million and $16.5 million for the first quarters of 2002 and 2001, respectively. The adverse loss reserve development in 2002 is primarily the result of approximately $4 million of increased reserves related to a recent judicial decision in Maine expanding eligibility for permanent impairment status related to worker' compensation claims. In addition, adverse loss reserve development in 2002 resulted from increased severity on homeowner' prior years' reserves. These unfavorable items are partially offset by a decrease in commercial lines non-catastrophe claims severity. The adverse loss reserve development in 2001 was primarily related to fourth quarter 2000 non-catastrophe weather related claims in Michigan. These claims primarily affected the personal automobile and homeowners lines. The adverse loss development in 2001 is also attributable to an increase in commercial lines' loss costs in the 1999 and 2000 accident years. The favorable LAE reserve development in both 2002 and 2001 is primarily attributable to claims process improvement initiatives taken by the Company over the past four years. Since 1997, the Company has lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claims offices. These measures are complete. The Company currently expects no significant favorable or adverse loss or LAE reserve development for the remainder of the year.

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

Environmental Reserves
Although the Company does not specifically underwrite policies that include environmental damage and toxic tort liability, the Company may be required to defend such claims. Loss and LAE reserves for all direct business written by its property and casualty companies related to environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $25.3 million and $26.5 million, net of reinsurance of $12.9 million and $12.5 million for the quarters ended March 31, 2002 and 2001, respectively. Loss and LAE reserves for assumed reinsurance pool business with environmental damage and toxic tort liability were $39.3 million and $10.0 million for the quarters ended March 31, 2002 and 2001, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to prior years in which it was a participant. Because of the inherent uncertainty regarding the types of claims in these pools, there can be no assurance that these reserves will be sufficient. The increase in assumed reinsurance pool business environmental damage and toxic tort liability reserves is primarily related to a $33.0 million fourth quarter of 2001 adjustment for a voluntary excess and casualty reinsurance pool (Excess and Casualty Reinsurance Association "ECRA").

The Company estimated its ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company currently believes that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims are adequate. In addition, the Company is not aware of any litigation or pending claims that may result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

Asset Accumulation

Allmerica Financial Services

The following table summarizes the results of operations for the Allmerica Financial Services segment for the periods indicated.

                                                                         (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                  --------------------------
(In millions)                                                       2002             2001
--------------------------------------------------------------------------------------------
Segment revenues
Premiums..................................................       $   24.5         $   25.5
   Fees...................................................           96.0            100.4
   Net investment income..................................           70.7             71.2
   Other income...........................................           23.7             26.1
                                                                  ---------        ---------
Total segment revenues....................................          214.9            223.2

Policy benefits, claims and losses........................          107.2             93.7
Policy acquisition and other operating expenses...........           78.0             85.2
                                                                  ---------        ---------

Segment income............................................       $   29.7         $   44.3
                                                                  =========        =========

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Segment income decreased $14.6 million, or 33.0%, to $29.7 million during the first quarter of 2002. This decrease primarily reflects increased policy benefits, as well as lower asset-based fees and other income due to the decline in the equity markets. These decreases were partially offset by lower deferred acquisition costs. Policy benefits increased primarily as a result of higher guaranteed minimum death benefits related to variable annuities.

Segment revenues decreased $8.3 million, or 3.7%, in the first quarter of 2002, primarily due to lower asset-based fees and other income. Fee income decreased $4.4 million, or 4.4%, to $96.0 million, primarily due to variable annuity and group annuity fees which decreased $3.1 million and $2.6 million, respectively. The decrease in variable annuity fees was primarily due to a decline in the market value of average variable annuity assets under management, while the decline in group annuity fees was primarily due to lower average invested assets resulting from the Company's exit from the defined contribution group retirement business. These decreases in fees were partially offset by a $2.1 million increase in variable universal life fees principally due to higher insurance fees and additional deposits. These increases in variable universal life fees were partially offset by market depreciation which reduced account values subject to such fees. Other income decreased $2.4 million, or 9.2%, to $23.7 million. This decline was primarily due to lower investment management fees resulting from reduced average assets under management and to lower brokerage income.

Policy benefits, claims and losses increased $13.5 million, or 14.4%, to $107.2 million in the first quarter of 2002, primarily due to increased guaranteed minimum death benefits ("GMDB") related to variable annuities. In the event of the death of the annuitant, the GMDB provides beneficiaries with a payment equal to the greater of a prescribed death benefit or the current account value of the annuity. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. The Company provides for reserves for GMDB based on its best estimate of the long-term cost of GMDB. In the first quarter of 2002, the GMDB expense increased $11.0 million primarily due to the effect of the 2001 decline in the financial markets. If market levels as of March 31, 2002 continue, management expects GMDB expenses and segment income to be unfavorably affected during the remainder of 2002. Additional declines in the financial markets would further increase GMDB expenses. Policy benefits, claims and losses also increased due to interest credited on general account assets.

Policy acquisition and other operating expenses decreased $7.2 million, or 8.5%, to $78.0 million in the first quarter of 2002. Policy acquisition expenses decreased $9.5 million, or 45.0%, to $11.6 million primarily due to lower variable annuity profits. Since variable products' deferred policy acquisition costs are amortized in proportion to gross profits, the lower annuity gross profits in the first quarter of 2002 resulted in less amortization expenses. However, if lower annuity gross profits persist, a partial writeoff of the existing DAC asset may occur. This would increase policy acquisition expenses in the period of the partial writeoff. Other operating expenses increased $2.3 million. This increase was primarily due to higher technology costs, partially offset by lower operating expenses resulting from the exit of the defined contribution group retirement business.

Statutory Premiums and Deposits

The following table sets forth statutory premiums and deposits by product for the Allmerica Financial Services segment.


                                                         (Unaudited)
                                                      Three Months Ended
                                                          March 31,
                                                   -----------------------
(In millions)                                         2002          2001
--------------------------------------------------------------------------
  Insurance:
    Traditional life.........................     $   22.3      $   23.1
    Universal life...........................          4.2           4.6
    Variable universal life..................         63.3          58.3
    Individual health........................          -             0.1
    Group variable universal life............         25.3          38.4
                                                   ---------     ---------
       Total insurance.......................        115.1         124.5
                                                   ---------     ---------
  Annuities:
    Separate account annuities...............        577.8         498.4
    General account annuities................        207.1         230.4
    Retirement investment accounts...........          1.9           2.3
                                                   ---------     ---------
       Total individual annuities............        786.8         731.1

    Group annuities..........................         24.4          94.9
                                                   ---------     ---------
       Total annuities.......................        811.2         826.0
                                                   ---------     ---------

    Total premiums and deposits..............     $  926.3      $  950.5
                                                   =========     =========

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

For the three months ended March 31, 2002, total premiums and deposits decreased $24.2 million, or 2.5%, to $926.3 million. These decreases are primarily due to lower group annuity and general account deposits, partially offset by higher separate account annuity deposits. Group annuity deposits decreased due to the Company's exit from the defined contribution retirement plan business and cessation of marketing activities for new defined benefit retirement business. General account annuity deposits were higher in 2001 principally due to a promotional annuity program offered for a limited period in 2001. Partially offsetting these decreases were higher annuity deposits into the Company's separate accounts, primarily due to a renewed emphasis by Scudder Investments ("Scudder") on marketing and sales of the Company's products. Group variable universal life deposits also decreased in the quarter due to the cessation of marketing activities for this product.

Annuity products are distributed primarily through three distribution  channels:
(1) "Agency", which consists of the Company's career agency force; (2) "Select", which consists of a network of third party broker-dealers; and (3) "Partners", which includes distributors of the mutual funds advised by Scudder, Pioneer Investment Management, Inc. and Delaware Management Company ("Delaware"). Partners, Select and Agency represented, respectively, approximately 41%, 36%, and 23% of individual annuity deposits in the first quarter of 2002, and Scudder represented 34% of all individual annuity deposits. During the first quarter of 2001, Partners, Select and Agency represented, respectively, approximately 36%, 38% and 26% of individual annuity deposits and Scudder represented 26% of all individual annuity deposits. The increase in deposits within the Partners channel resulted primarily from the aforementioned renewed emphasis on marketing and sales with Scudder.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.


                                                                  (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                           --------------------------
(In millions)                                                2002             2001
-------------------------------------------------------------------------------------
Interest margins on GICs:
   Net investment income..............................    $    26.5        $    36.9
   Interest credited..................................         23.6             32.0
                                                           ---------        ---------
Net interest margin...................................          2.9              4.9
                                                           ---------        ---------
Fees and other income:
   External...........................................          4.6              1.7
   Internal...........................................          1.3              1.4
Other operating expenses..............................         (3.7)            (2.0)
                                                           ---------        ---------
Segment income........................................    $     5.1        $     6.0
                                                           =========        =========
Average GIC deposits outstanding......................    $ 2,470.7        $ 2,253.9
                                                           =========        =========


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Segment income decreased $0.9 million, or 15.0%, to $5.1 million during the first quarter of 2002 primarily due to decreased earnings on GICs, partially offset by increased earnings related to external clients. Earnings on GICs decreased $2.0 million primarily due to the continued shift from short-term funding agreements to lower margin long-term funding agreements and to lower net investment income. Net investment income declined primarily due to the shift from higher yielding below investment grade securities to lower yielding, but higher quality investment grade securities during 2001, and to the effect of defaults on certain bonds supporting GIC obligations. These declines were partially offset by increased earnings from higher average GIC deposits during the quarter. An increase in earnings from external clients resulted from new external assets under management.

At December 31, 2001, the Company held $761.8 million of short-term funding agreements with put features which allow the policyholder to cancel the contract prior to maturity. During the first quarter of 2002, payments related to short-term funding agreement withdrawals were approximately $282 million. Also, during the first quarter of 2002, the Company was notified of approximately $187 million of additional withdrawals. Payments related to these withdrawal notifications are expected in the second quarter of 2002. Management expects income from the GIC product line to be unfavorably affected in future periods due to short-term funding agreement withdrawals and the continued shift to lower margin long-term funding agreements.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.


                                                                  (Unaudited)
                                                                Three Months Ended
                                                                    March 31,
                                                            ---------------------------
(In millions)                                                  2002             2001
---------------------------------------------------------------------------------------
Segment  revenues
  Net investment income..............................      $     1.7        $     1.0

  Interest expense...................................            3.8              3.8
  Other operating expenses...........................           14.3             13.4
                                                            ----------       ----------
Segment loss ........................................      $   (16.4)       $   (16.2)
                                                            ==========       ==========

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The segment loss increased $0.2 million, or 1.2%, to $16.4 million in the first quarter of 2002, primarily as a result of the timing of certain corporate overhead costs and increased employee related costs. These increases were partially offset by higher net investment income and state tax credits recognized by the holding company.

Interest expense for both periods relates principally to the interest paid on the Senior Debentures of the Company.

Investment Portfolio

The Company held general account investment assets diversified across several asset classes, as follows:

                                                             (Unaudited)
                                                           March 31, 2002                             December 31, 2001
                                                   --------------------------------            --------------------------------
                                                     Carrying       % of Total                   Carrying       % of Total
(In millions)                                         Value       Carrying Value                  Value       Carrying Value
-------------------------------------------------------------------------------------------------------------------------------
Fixed maturities (1)............................   $   9,055.2           88.1%                 $    9,401.7          88.1%
Equity securities (1)...........................          60.0            0.6                          62.1           0.6
Mortgages.......................................         319.4            3.1                         321.6           3.0
Policy loans....................................         375.4            3.6                         379.6           3.5
Cash and cash equivalents.......................         306.3            3.0                         350.2           3.3
Other long-term investments.....................         167.2            1.6                         161.2           1.5
                                                   --------------------------------            --------------------------------
     Total......................................   $  10,283.5          100.0%                 $   10,676.4         100.0%
                                                   ================================            ================================
---------------------------------------------------------------------------------------------------------------------------

 (1) The Company carries fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets decreased $392.9 million, or 3.7%, to $10.3 billion during the first quarter of 2002. This decrease consisted primarily of reductions in fixed maturities of $346.5 million, principally due to short-term funding agreement withdrawals in the Allmerica Asset Management segment.

The Company's fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 90.8% and 90.7% of the Company's total fixed maturity portfolio at March 31, 2002 and December 31, 2001, respectively. Although management expects that new funds will be invested primarily in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests. The average yield on fixed maturities was 6.9% and 7.7% for the three months ended March 31, 2002 and 2001, respectively. This decline reflects the shift from higher yielding below investment grade securities to lower yielding, but higher quality investment grade securities, as well as lower prevailing fixed maturity investment rates since the first quarter of 2001. Due to the current interest rate environment, management expects its investment yield to be negatively affected by lower prevailing fixed maturity investment rates in 2002.

Principally as a result of the Company's exposure to below investment grade securities, the Company recognized $22.4 million and $14.6 million of realized losses on other-than-temporary impairments of fixed maturities during the first quarter of 2002 and 2001, respectively. The losses reflect the continued deterioration of the high-yield market. The recognition of these losses followed the review of recent defaults on interest payments, financial information from issuers, estimated future cash flows and other trends in the high-yield market. No assurance can be given that the fixed maturity impairments will, in-fact, be adequate to cover future losses or that substantial additional impairments will not be required in the future.

The Company had fixed maturity securities with a carrying value of $28.5 million and $9.8 million on non-accrual status at March 31, 2002 and December 31, 2001, respectively. The effect of holding securities for which income is not accrued, compared with amounts that would have been recognized in accordance with the original terms of the investments, was a reduction in net investment income of $4.0 million and $1.2 million for the quarters ended March 31, 2002 and 2001, respectively. This includes the impact of securities held as of the aforementioned financial statement dates, as well as securities sold during those periods. Management expects that defaults in the fixed maturities portfolio may continue to negatively impact investment income.

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

The provision for federal income taxes before minority interest and the cumulative effect of a change in accounting principle was $9.5 million during the first quarter of 2002 compared to $6.4 million during the same period in 2001. These provisions resulted in consolidated effective federal tax rates of 14.6% and 17.4% for the quarters ended March 31, 2002 and 2001, respectively. The decrease in the tax rate is primarily due to lower expected underwriting income in 2002, partially offset by lower tax-exempt investment income in 2002.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies, among others, are those which management believes affect the more significant judgments and estimates used in the preparation of the Company's financial statements. Additional information about the Company's significant accounting policies may be found in Note 1, "Summary of Significant Accounting Policies" to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

Property & Casualty Insurance Loss Reserves

The amount of loss and loss adjustment expense reserves (the "loss reserves") is determined based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is highly judgmental, and requires the Company to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, the Company develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions, which vary by line of business, used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Because the amount of the loss reserves is sensitive to the Company's assumptions, the Company does not completely rely on only one estimate to determine its loss reserves. Rather, the Company develops several estimates using generally recognized actuarial projection methodologies that result in a range of reasonably possible loss reserve outcomes; the Company's best estimate is within that range. When trends emerge that the Company believes affect the future settlement of claims, the Company would react accordingly by adjusting its reserves. Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as "prior year reserve development". Such development can be either favorable or unfavorable to the financial results of the Company.

Property & Casualty Reinsurance Recoverables

The Company shares a significant amount of insurance risk of the primary underlying contracts with various insurance entities through the use of reinsurance contracts. As a result, when the Company experiences loss events that are subject to the reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the size of the individual loss or the aggregate amount of all losses in a particular line, book of business or an aggregate amount associated with a particular accident year. The valuation of losses recoverable depends on whether the underlying loss is a reported loss, or an incurred but not reported loss. For reported losses, the Company values reinsurance recoverable at the time the underlying loss is recognized, in accordance with contract terms. For incurred but not reported losses, the Company estimates the amount of reinsurance recoverable based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve estimates. The most significant assumption the Company uses is the average size of the individual losses for those claims that have occurred but have not yet been recorded by the Company. The reinsurance recoverable is based on reasonable estimates and is disclosed separately on the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses are settled.

Variable Products' Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of insurance deposits. Acquisition costs related to the Company's variable products (variable universal life and variable annuities) are recorded on the balance sheet and amortized through the income statement in proportion to total estimated gross profits over the expected life of the contracts. The Company's estimated gross profits are based on assumptions including mortality, persistency, asset growth rates and expenses associated with policy maintenance. The principal source of earnings for these policies are from asset based fees, which can vary in relation to changes in the equity markets.

At each balance sheet date, the Company evaluates the historical and expected future gross profits. Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy/annuity issuance. The cumulative difference related to prior periods is recognized as a component of the current periods' amortization, along with amortization associated with the actual gross profits of the period. Lower actual gross profits would typically result in less amortization expense. The converse would also be true. However, if lower gross profits were to continue into the future, a partial write-off of the existing deferred acquistion costs ("DAC") asset may occur.

The Company periodically reviews the DAC asset to determine if it is recoverable from future income. If DAC is determined to be unrecoverable, such costs are expensed at the time of determination. The amount of DAC considered realizable would be reduced in the near term if the estimate of ultimate or future gross profits is reduced. The amount of DAC amortization would be revised if any of the estimates discussed above are revised.

Other-Than-Temporary Impairments

The Company employs a systematic methodology to evaluate declines in market values below cost or amortized cost for its investments. This methodology ensures that available evidence concerning the declines is evaluated in a disciplined manner. In determining whether a decline in market value below amortized cost is other-than-temporary, the Company evaluates the length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the issuer's financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer; general market conditions; and, the financial condition and prospects of the issuer's market and industry. The Company applies judgment in assessing whether the aforementioned factors have caused an investment to decline in value to be other-than-temporary. When an other-than-temporary decline in value is deemed to have occurred, the Company reduces the cost basis of the investment to the new estimated realizable value. This reduction is permanent and is recognized as a realized investment loss.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. During the first quarter of 2002, AFC did not receive any dividend payments from its insurance subsidiaries.

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

Net cash provided by operating activities was $68.8 million and $102.4 million during the first quarters of 2002 and 2001, respectively. Net cash was higher in 2001 compared to 2002 primarily as a result of a promotional annuity program with enhanced crediting rates in 2001 as well as an increase in federal income tax payments. These were partially offset by lower loss and LAE payments in 2002 in the property and casualty business.

Net cash provided by investing activities was $213.6 million for the first quarter of 2002, compared to net cash used in investing activities of $106.3 million for the same period of 2001. The $319.9 million increase in cash provided is primarily the result of net sales of fixed maturities in 2002 due to funding agreement withdrawals. In 2001, net purchases of fixed maturities resulted from the investment of net deposits from funding agreements.

Net cash used in financing activities was $326.3 million during the first quarter of 2002, while net cash provided by financing activities was $546.2 million during the same period of 2001. The decrease in 2002 is primarily due to net funding agreement withdrawals, including trust instruments supported by funding obligations, of $375.3 million as compared to net deposits of $535.8 million in 2001.

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

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. AFC has $215.0 million available under a committed syndicated credit agreement which expires on May 24, 2002. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. At March 31, 2002, no amounts were outstanding under this agreement. The Company had $132.3 million of commercial paper borrowings outstanding at March 31, 2002. These borrowings are used in connection with the Company's premium financing business, which is included in the Allmerica Asset Management segment and for short-term funding requirements in the Allmerica Financial Services segment. The Company intends to fund its premium financing business through sales of receivables in 2002.

Contingencies

The Company's insurance subsidiaries are routinely engaged in various legal proceedings arising in the normal course of business, including claims for extracontractual or punitive damages. Additional information on other litigation and claims may be found in Note 10 "Commitments and Contingencies - Litigation" to the consolidated financial statements. In the opinion of management, none of such contingencies are expected to have a material effect on the Company's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period could be materially affected by an unfavorable outcome.

Recent Development

During April 2002, Fitch rating service revised downward its financial strength rating of the life insurance companies from "AA" (Very Strong) to "AA-" (Very Strong). In addition, Fitch downgraded its senior debt rating for the Company from "A+" (Strong) to "A-" (Strong), its rating of the Company's Capital Securities from "A" (Strong) to "BBB+" (Good) and its short-term debt ratings from "F1" (Strong) to "F2" (Satisfactory).

Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in Management's Discussion and Analysis, the words "believes", "anticipated", "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2 to the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) adverse catastrophe experience and severe weather; (ii) adverse loss development for events the Company has insured in either the current or in prior years or adverse trends in mortality and morbidity; (iii) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business and recent and future changes affecting the tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations;
(v) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vi) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (vii) difficulties in recruiting new or retaining existing career agents, wholesalers, broker-dealers and partnership relations to support the sale of variable products; (viii) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (ix) loss or retirement of key executives; (x) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (xi) changes in the Company's liquidity due to changes in asset and liability matching; (xii) restrictions on insurance underwriting;
(xiii) adverse changes in the ratings obtained from independent rating agencies, such as Fitch, Moody's, Standard and Poor's and A.M. Best, (xiv) lower appreciation on or decline in value of the Company's managed investments or the investment markets in general, resulting in reduced variable product sales, assets and related variable product, management and brokerage fees, lapses and increased surrenders, as well as increased cost of guaranteed minimum death benefits/decreased account balances supporting our guaranteed benefits products;
(xv) possible claims relating to sales practices for insurance products; (xvi) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts or adverse effects on the cost and availability of reinsurance resulting from the September 11 terrorist attack; (xvii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products; (xviii) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets; (xix) losses resulting from the Company's participation in certain reinsurance pools; (xx) losses due to foreign currency fluctuations; (xxi) defaults in debt securities held by the Company, and (xxii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3

                     QUANTITATIVE AND QUALITATIVE DICLOSURES
                                ABOUT MARKET RISK


Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes in the first three months of 2002 to such risks or our management of such risks.

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


                         Allmerica Financial Corporation
                                   Registrant



Dated    May 14, 2002
                                       /s/ John F. O'Brien
                                       -----------------------------------
                                       John F. O'Brien
                                       President and Chief Executive Officer


Dated    May 14, 2002
                                       /s/ Edward J. Parry III
                                       ------------------------------------
                                       Edward J. Parry III
                                       Vice President, Chief Financial Officer
                                       and Principal Accounting Officer