Form 10-Q
period 2002-06-30
ALLMERICA FINANCIAL CORP
filed 2002-08-14
CIK 944695

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2002

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 53,090,634 shares of common stock outstanding, as of August 1, 2002.

                                       40
                 Total Number of Pages Included in This Document
                           Exhibit Index is on Page 41

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements
             Consolidated Statements of Income                                 3
             Consolidated Balance Sheets                                       4
             Consolidated Statements of Shareholders' Equity                   5
             Consolidated Statements of Comprehensive Income                   6
             Consolidated Statements of Cash Flows                             7
             Notes to Interim Consolidated Financial Statements           8 - 15

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        16 - 36

   Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk                                                            37

PART II.   OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders              38
   Item 6.   Exhibits and Reports on Form 8-K                                 39


SIGNATURES                                                                    40

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                         ALLMERICA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              (Unaudited)                       (Unaudited)
                                                                             Quarter Ended                   Six Months Ended
                                                                                June 30,                         June 30,
                                                                       ----------------------------------------------------------
 (In millions, except per share data)                                     2002           2001            2002            2001
---------------------------------------------------------------------------------------------------------------------------------
Revenues
   Premiums...................................................      $      577.4   $      562.0    $    1,160.0    $    1,125.5
         Universal life and investment product policy fees....              98.8           99.2           194.8           199.6
         Net investment income................................             149.6          165.7           300.1           331.5
         Net realized investment losses.......................             (63.8)         (67.3)          (76.1)          (84.7)
   Other income...............................................              36.4           35.6            68.9            69.2
                                                                       -----------    -----------     ------------    -----------
             Total revenues...................................             798.4          795.2         1,647.7         1,641.1
                                                                       -----------    -----------     ------------    -----------

Benefits, losses and expenses
   Policy benefits, claims, losses and loss adjustment
     expenses.................................................             517.1          521.4         1,053.5         1,078.1
   Policy acquisition expenses................................             258.8          114.3           370.3           230.4
   Net gains on derivative instruments........................             (14.1)          (0.4)          (30.4)           (2.9)
   Other operating expenses...................................             149.7          144.4           302.3           283.2
                                                                       -----------    -----------     ------------    -----------
         Total benefits, losses and expenses..................             911.5          779.7         1,695.7         1,588.8
                                                                       -----------    -----------     ------------    -----------

   (Loss) income before federal income taxes..................            (113.1)          15.5           (48.0)           52.3
                                                                       -----------    -----------     ------------    -----------

   Federal income tax benefit (expense)
      Current.................................................              13.2           22.8             3.4            28.2
      Deferred................................................              48.4          (21.1)           48.7           (32.9)
                                                                       -----------    -----------     ------------    -----------
        Total federal income tax benefit (expense)............              61.6            1.7            52.1            (4.7)
                                                                       -----------    -----------     ------------    -----------
   (Loss)  income  before  minority   interest  and  cumulative
     effect of change in accounting principle.................             (51.5)          17.2             4.1            47.6

   Minority interest:
      Distributions  on  mandatorily   redeemable   preferred
        securities of  a  subsidiary   trust  holding   solely
        junior subordinated debentures of the Company.........              (4.0)          (4.0)           (8.0)           (8.0)
                                                                       -----------    -----------     ------------    -----------
   (Loss) income before cumulative effect of change in
      accounting principle....................................             (55.5)          13.2            (3.9)           39.6

    Cumulative effect of change in accounting principle (less
      applicable  income  tax  benefit  of $2.0  and $1.7 for
      the six months ended June 30, 2002 and 2001)............               -              -              (3.7)           (3.2)
                                                                       -----------    -----------     ------------    -----------
      Net (loss) income.......................................      $      (55.5)  $       13.2    $       (7.6)   $       36.4
                                                                       ===========    ===========     ============    ===========

   PER SHARE DATA
       Basic
        (Loss) income before cumulative effect of change in
          accounting principle................................      $      (1.05)  $        0.25   $       (0.07)  $        0.75

        Cumulative  effect of change  in  accounting  principle
         (less applicable  income tax benefit of $0.04 and $0.03
         for the six months ended June 30, 2002  and 2001)....               -              -              (0.07)          (0.06)
                                                                       -----------    -----------     ------------    -----------

          Net (loss) income...................................      $      (1.05) $        0.25    $       (0.14)   $       0.69
                                                                       ===========    ===========     ============    ===========

        Weighted average shares outstanding ..................              52.9           52.6             52.8           52.6
                                                                       ===========    ===========     ============    ===========

       Diluted
        (Loss) income before cumulative effect of change in
         accounting principle.................................      $      (1.05) $        0.25    $       (0.07)   $       0.75

        Cumulative  effect of change  in  accounting  principle
          (less applicable   income  tax  benefit  of  $0.04 and
          $0.03 for the six months ended June 30, 2002 and 2001)            -              -               (0.07)          (0.06)
                                                                       -----------    -----------     ------------    -----------
          Net (loss) income ..................................      $      (1.05) $        0.25    $       (0.14)   $       0.69
                                                                       ===========    ===========     ============    ===========

          Weighted average shares outstanding.................              52.9           53.1             52.8           53.1
                                                                       ===========    ===========     ============    ===========


                        The accompanying notes are an integral part of these consolidated financial statements.


                         ALLMERICA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                                                       (Unaudited)
                                                                                         June 30,          December 31,
(In millions, except per share data)                                                       2002                2001
----------------------------------------------------------------------------------------------------------------------
Assets
   Investments:
      Fixed maturities-at fair value (amortized cost of $8,797.3 and $9,294.0)..     $    8,938.3       $     9,401.7
      Equity securities-at fair value (cost of $53.3 and $61.2).................             54.7                62.1
      Mortgage loans............................................................            309.0               321.6
      Policy loans..............................................................            372.6               379.6
      Other long-term investments...............................................            170.3               161.2
                                                                                        ----------         -----------
        Total investments.......................................................          9,844.9            10,326.2
                                                                                        ----------         -----------
   Cash and cash equivalents....................................................            376.1               350.2
   Accrued investment income....................................................            143.2               152.3
   Premiums, accounts and notes receivable, net.................................            584.6               628.4
   Reinsurance receivable on paid and unpaid losses,
      benefits and unearned premiums............................................          1,422.5             1,426.8
   Deferred policy acquisition costs............................................          1,802.9             1,784.2
   Deferred federal income taxes................................................            220.6               168.1
   Goodwill.....................................................................            131.2               139.2
   Other assets.................................................................            577.0               522.3
   Separate account assets......................................................         14,054.3            14,838.4
                                                                                        ----------         -----------
      Total assets..............................................................     $   29,157.3       $    30,336.1
                                                                                        ==========         ===========

Liabilities
   Policy liabilities and accruals:
      Future policy benefits....................................................     $    4,291.7       $     4,099.6
      Outstanding claims, losses and loss adjustment expenses...................          3,042.1             3,029.8
      Unearned premiums.........................................................          1,057.2             1,052.5
      Contractholder deposit funds and other policy liabilities.................          1,178.2             1,763.9
                                                                                        ----------         -----------
        Total policy liabilities and accruals...................................          9,569.2             9,945.8
                                                                                        ----------         -----------
   Expenses and taxes payable...................................................            830.6               934.1
   Reinsurance premiums payable.................................................            102.4               125.3
   Trust instruments supported by funding obligations...........................          1,635.2             1,518.6
   Short-term debt..............................................................             74.4                83.3
   Long-term debt...............................................................            199.5               199.5
   Separate account liabilities.................................................         14,054.3            14,838.4
                                                                                        ----------         -----------
      Total liabilities.........................................................         26,465.6            27,645.0
                                                                                        ----------         -----------

   Minority interest:
      Mandatorily redeemable preferred securities of a subsidiary trust holding
        solely junior subordinated debentures of the Company....................            300.0               300.0
                                                                                        ----------         -----------

   Commitments and contingencies  (Note 10)

Shareholders' equity
   Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued                -                   -
   Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million
      shares issued.............................................................              0.6                 0.6
   Additional paid-in capital...................................................          1,759.1             1,758.4
   Accumulated other comprehensive loss.........................................            (13.6)              (13.7)
   Retained earnings............................................................          1,044.7             1,052.3
   Treasury stock at cost (7.3 and 7.5 million shares)..........................           (399.1)             (406.5)
                                                                                        ----------         -----------
      Total shareholders' equity................................................          2,391.7             2,391.1
                                                                                        ----------         -----------
        Total liabilities and shareholders' equity..............................     $   29,157.3        $   30,336.1
                                                                                        ==========         ===========



                        The accompanying notes are an integral part of these consolidated financial statements.



                         ALLMERICA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                (Unaudited)
                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                         ---------------------------
(In millions)                                                                              2002             2001
--------------------------------------------------------------------------------------------------------------------
Preferred Stock
   Balance at beginning and end of period.......................................      $         -      $          -
                                                                                         ---------        ----------

Common Stock
   Balance at beginning and end of period.......................................              0.6               0.6
                                                                                         ---------        ----------

Additional paid-in capital
   Balance at beginning of period...............................................          1,758.4           1,765.3
          Unearned compensation related to restricted stock and other...........              0.7              (1.8)
                                                                                         ---------        ----------
   Balance at end of period.....................................................          1,759.1           1,763.5
                                                                                         ---------        ----------

Accumulated Other Comprehensive Income
  Net unrealized appreciation (depreciation) on investments:
   Balance at beginning of period...............................................             28.4              (5.2)

      Net appreciation on available-for-sale securities.........................             22.3              72.6
           Provision for deferred federal income taxes..........................             (7.8)            (25.4)
                                                                                         ---------        ----------
                                                                                             14.5              47.2
                                                                                         ---------        ----------
      Net (depreciation) appreciation on derivative instruments.................            (22.2)              5.5
           Benefit (provision) for deferred federal income taxes................              7.8              (1.9)
                                                                                         ---------        ----------
                                                                                            (14.4)              3.6
                                                                                         ---------        ----------
     Balance at end of period...................................................             28.5              45.6
                                                                                         ---------        ----------

  Minimum Pension Liability:
     Balance at beginning and end of period.....................................            (42.1)              -
                                                                                         ---------        ----------

     Total accumulated other comprehensive (loss) income........................            (13.6)             45.6
                                                                                         ---------        ----------

Retained earnings
   Balance at beginning of period...............................................          1,052.3           1,068.7
        Net (loss) income.......................................................             (7.6)             36.4
                                                                                         ---------        ----------
   Balance at end of period.....................................................          1,044.7           1,105.1
                                                                                         ---------        ----------

Treasury Stock
   Balance at beginning of period...............................................           (406.5)           (420.3)
          Shares reissued at cost...............................................              7.4               8.2
                                                                                         ---------        ----------
   Balance at end of period.....................................................           (399.1)           (412.1)
                                                                                         ---------        ----------

          Total shareholders' equity............................................      $   2,391.7      $    2,502.7
                                                                                         =========        ==========


                        The accompanying notes are an integral part of these consolidated financial statements.



                         ALLMERICA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                (Unaudited)                            (Unaudited)
                                                               Quarter Ended                        Six Months Ended
                                                                  June 30,                              June 30,
                                                    ----------------------------------------------------------------------
(In millions)                                             2002               2001               2002              2001
--------------------------------------------------------------------------------------------------------------------------
Net (loss) income.................................. $      (55.5)      $       13.2      $        (7.6)     $       36.4

Other comprehensive income (loss):
   Available-for-sale securities:
      Net appreciation  (depreciation) during the
          period...................................        123.2              (42.4)              22.3              72.6
      (Provision)  benefit  for  deferred  federal
          income taxes.............................        (43.1)              14.8               (7.8)            (25.4)
                                                       -----------        -----------        -----------       -----------
   Total available-for-sale securities.............         80.1              (27.6)              14.5              47.2
                                                       -----------        -----------        -----------       -----------

   Derivative instruments:
      Net (depreciation) appreciation during the
           period..................................        (35.1)              14.4              (22.2)              5.5
      Benefit  (provision)  for  deferred  federal
           income taxes............................         12.3               (5.0)               7.8              (1.9)
                                                       -----------        -----------        -----------       -----------
   Total derivative instruments....................        (22.8)               9.4              (14.4)              3.6
                                                       -----------        -----------        -----------       -----------
Other comprehensive income (loss)..................         57.3              (18.2)               0.1              50.8
                                                       -----------        -----------        -----------       -----------

Comprehensive income (loss)........................ $        1.8      $        (5.0)     $        (7.5)     $       87.2
                                                       ===========        ===========        ===========       ===========


                        The accompanying notes are an integral part of these consolidated financial statements.


                         ALLMERICA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       (Unaudited)
                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                            --------------------------------
(In millions)                                                                                   2002               2001
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net (loss) income.......................................................              $        (7.6)     $        36.4
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Net realized losses..................................................                       76.1               84.7
      Gains on derivative instruments......................................                      (30.4)              (2.9)
      Net amortization and depreciation....................................                       11.6                8.9
      Deferred federal income taxes........................................                      (48.7)              32.9
      Change in deferred acquisition costs.................................                      (30.3)             (86.0)
      Change in premiums and notes receivable,
        net of reinsurance payable.........................................                        5.2              (18.1)
      Change in accrued investment income..................................                        9.1               (1.3)
      Change in policy liabilities and accruals, net.......................                      206.0              409.9
      Change in reinsurance receivable.....................................                        4.3               19.3
      Change in expenses and taxes payable.................................                      (15.0)            (171.3)
      Other, net...........................................................                      (30.7)             (34.8)
                                                                                            -------------      -------------
            Net cash provided by operating activities......................                      149.6              277.7
                                                                                            -------------      -------------


Cash flows from investing activities
   Proceeds from disposals and maturities of available-for-sale fixed
     maturities............................................................                    1,972.3              870.9
   Proceeds from disposals of equity securities............................                       13.4               26.9
   Proceeds from disposals of other investments............................                       15.9               30.0
   Proceeds from mortgages matured or collected............................                       13.1               48.1
   Proceeds from collections of installment finance and notes receivable...                      170.1               99.5
   Purchase of available-for-sale fixed maturities.........................                   (1,525.7)          (1,726.0)
   Purchase of equity securities...........................................                       (0.7)              (9.7)
   Purchase of other investments...........................................                      (21.0)             (11.9)
   Disbursements to fund installment finance and notes receivable..........                     (154.5)            (113.8)
   Capital expenditures....................................................                       (3.5)             (14.6)
   Other, net..............................................................                        -                  1.4
                                                                                            -------------      -------------
            Net cash provided by (used in) investing activities............                      479.4             (799.2)
                                                                                            -------------      -------------

Cash flows from financing activities
   Deposits and interest credited to contractholder deposit funds..........                      109.9              153.0
   Withdrawals from contractholder deposit funds...........................                     (692.2)            (270.7)
   Deposits to trust instruments supported by funding obligations..........                       81.3              895.3
   Withdrawals from trust instruments supported by funding obligations.....                      (94.2)             (71.2)
   Change in short-term debt...............................................                       (8.9)              12.7
   Treasury stock reissued at cost.........................................                        1.0                4.0
                                                                                            -------------      -------------
            Net cash (used in) provided by financing activities............                     (603.1)             723.1
                                                                                            -------------      -------------


Net change in cash and cash equivalents....................................                       25.9              201.6
Cash and cash equivalents, beginning of period.............................                      350.2              281.1
                                                                                            -------------      -------------
Cash and cash equivalents, end of period...................................              $       376.1      $       482.7
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

The interim consolidated financial statements of AFC include the accounts of First Allmerica Financial Life Insurance Company ("FAFLIC"); Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"); The Hanover Insurance Company ("Hanover"); Citizens Insurance Company of America ('Citizens"), and other insurance and non-insurance subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2001 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement No. 142"), which requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized over their useful lives, but instead be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the statement provides specific guidance for testing the impairment of intangible assets. Additional financial statement disclosures about goodwill and other intangible assets, including changes in the carrying amount of goodwill, carrying amounts by classification of amortized and non-amortized assets, and estimated amortization expenses for the next five years, are also required. This statement became effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets held at the date of adoption. The Company adopted Statement No. 142 on January 1, 2002. In accordance with the transition provisions of this statement, the Company recorded a $3.7 million charge, net-of-taxes, in earnings, to recognize the impairment of goodwill related to two of its non-insurance subsidiaries. The Company utilized a discounted cash flow model to value these subsidiaries.

Effective January 1, 2002, the Company ceased its amortization of goodwill in accordance with Statement No. 142. Amortization expense in the second quarter and the first six months of 2001 was $1.0 million and $2.0 million, respectively, net-of-taxes. In accordance with Statement No. 142, the following table provides income before the cumulative effect of a change in accounting principle, net (loss) income, and related per-share amounts as of June 30, 2002 and 2001, as reported and adjusted as if the Company had ceased amortizing goodwill effective January 1, 2001.

                                                                          (Unaudited)                          (Unaudited)
                                                                         Quarter Ended                       Six Months Ended
                                                                            June 30,                             June 30,
                                                            ------------------------------------------------------------------------
(In millions, except per share data)                                 2002               2001               2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Reported (loss) income before cumulative effect of change
   in accounting principle.................................     $    (55.5)         $    13.2           $     (3.9)      $    39.6
   Goodwill amortization...................................              -                1.0                    -             2.0
                                                                ---------------     --------------      --------------  ------------

Adjusted (loss) income before cumulative effect of change
   in accounting principle.................................     $    (55.5)        $     14.2           $     (3.9)      $    41.6
                                                                ===============     ==============      ==============  ============


Reported net (loss) income.................................     $    (55.5)        $     13.2           $     (7.6)     $     36.4
   Goodwill amortization...................................              -                1.0                    -             2.0
                                                                ---------------     --------------      --------------  ------------

Adjusted net (loss) income.................................     $    (55.5)        $     14.2           $     (7.6)      $    38.4
                                                                ===============     ==============      ==============  ============


Per Share Information
Basic
Reported (loss) income before cumulative effect of change
   in accounting principle.................................     $    (1.05)        $     0.25           $    (0.07)      $    0.75
   Goodwill amortization...................................              -               0.02                    -            0.04
                                                                ---------------     --------------      --------------  ------------
Adjusted (loss) income before cumulative effect of change
   in accounting principle.................................     $    (1.05)        $     0.27           $    (0.07)      $    0.79
                                                                ===============     ==============      ==============  ============

Reported net (loss) income.................................     $    (1.05)        $     0.25           $    (0.14)      $    0.69
   Goodwill amortization...................................              -               0.02                    -            0.04
                                                                ---------------     --------------      --------------  ------------
Adjusted net (loss) income.................................     $    (1.05)        $     0.27           $    (0.14)      $    0.73
                                                                ===============     ==============      ==============  ============

Diluted
Reported (loss) income before cumulative effect of change
   in accounting principle.................................     $    (1.05)        $     0.25           $    (0.07)      $    0.75
   Goodwill amortization...................................              -               0.02                   -             0.04
                                                                ---------------     --------------      --------------  ------------
Adjusted (loss) income before cumulative effect of change
   in accounting principle.................................     $    (1.05)        $     0.27           $    (0.07)      $    0.79
                                                                ===============     ==============      ==============  ============

Reported net (loss) income.................................     $    (1.05)        $     0.25           $    (0.14)      $    0.69
   Goodwill amortization...................................              -               0.02                    -            0.04
                                                                ---------------     --------------      --------------  ------------

Adjusted net (loss) income.................................     $    (1.05)        $     0.27           $    (0.14)      $    0.73
                                                                ===============     ==============      ==============  ============

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"), which establishes accounting and reporting standards for derivative instruments. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instruments will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. To the extent any hedges are determined to be ineffective, all or a portion of the change in value of the derivative will be recognized currently in earnings. This statement became effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 on January 1, 2001. In accordance with the transition provisions of the statement, the Company recorded a $3.2 million charge, net-of-taxes, in earnings to recognize all derivative instruments at their fair values. This adjustment represents net losses that were previously deferred in other comprehensive income on derivative instruments that do not qualify for hedge accounting. The Company recorded an offsetting gain in other comprehensive income of $3.3 million, net-of-tax, to recognize these derivative instruments.

3. Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters ("AGU") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During the third quarter of 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB Opinion No. 30"). In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. The Company also recorded a $30.5 million loss, net-of-taxes, on the disposal of this segment, consisting of after tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $8.2 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of approximately $27 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $79.1 million at June 30, 2002 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At June 30, 2002 and 2001, the discontinued segment had assets of approximately $307.9 million and $435.8 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $364.5 million and $424.7 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $5.2 million and $10.8 million for the quarters ended June 30, 2002 and 2001, respectively, and $12.0 million and $19.8 million for the six months ended June 30, 2002 and 2001, respectively.

4. Significant Transactions

In the fourth quarter of 2001, the Company recognized a pre-tax charge of $2.7 million related to severance and other employee related costs resulting from the reorganization of its technology support group. Approximately 82 positions have been eliminated as a result of this restructuring plan, of which 81 employees have been terminated as of June 30, 2002. The Company has made payments of $2.2 million related to this restructuring plan as of June 30, 2002.

5. Federal Income Taxes

It is the Company's policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax benefit for the six months ended June 30, 2002 has been computed based on the first half of 2002 as a discrete period due to the uncertainty regarding the Company's ability to reliably estimate pre-tax income for the remainder of the year. The Company cannot reliably estimate pre-tax income for the second half of 2002 principally due to the impact of the equity markets on the Company, including possible additional amortization of deferred policy acquisition costs. Because of this uncertainty, the Company is unable to develop a reasonable estimate of the annual effective tax rate for the full year 2002. In addition, during the six months ended June 30, 2002, the Company recognized a benefit of $12.1 million related to a settlement of certain prior years' federal income tax returns. Federal income tax expense for the six months ended June 30, 2001 has been computed using estimated effective tax rates. The rates, in 2001, were revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

6. Other Comprehensive Income (Loss)

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:

                                                                               (Unaudited)                  (Unaudited)
                                                                             Quarter Ended               Six Months Ended
                                                                                June 30,                     June 30,
                                                                 ------------------------------------------------------------
(In millions)                                                             2002          2001         2002            2001
-----------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on  available-for-sale securities:
    Unrealized  holding gains  (losses)  arising  during period
      (net of income  tax  (expense)  benefit of  $(28.8)  million and $29.3 million for the quarters ended June 30, 2002 and
      2001 and $7.0 million and $(8.1) million for the six months
      ended June 30, 2002 and 2001).................................. $     51.5   $     (78.3)  $    (12.9)    $     (14.5)
    Less: reclassification  adjustment for losses  included in net income  (net of income tax  benefit of $14.3  million and
      $14.5 million for the quarters ended June 30, 2002 and 2001 and
      $14.8 million and $17.3 million for the six months ended
      June 30, 2002 and 2001)........................................      (28.6)        (50.7)       (27.4)          (61.7)
                                                                        ---------     ---------    ----------      ----------
Total   unrealized   gains   (losses)   on   available-for-sale
securities...........................................................       80.1         (27.6)        14.5            47.2
                                                                        ---------     ---------    ----------      ----------

Unrealized (losses) gains on derivative instruments:
    Unrealized  holding  gains  arising  during  period (net of
      income tax  (expense)   benefit  of  $(36.0)  million  and
      $5.1 million for the quarters ended June 30, 2002 and 2001 and $(31.2) million and $0.9  million  for the six months
      ended June 30, 2002 and 2001)..................................       63.2           9.1         57.9             1.6
    Less: reclassification   adjustment  for  gains  (losses)
      included in net  income  (net of  income  tax  (expense)
      benefit  of $(48.3) million  and $(0.1)  million for the
      quarters  ended June 30, 2002 and 2001 and $(39.0)  million and $1.0  million for the six months ended June 30, 2002 and
      2001).........................................................        86.0          (0.3)        72.3            (2.0)
                                                                        ---------     ---------    ----------      ----------
Total unrealized (losses) gains on derivative instruments...........       (22.8)          9.4        (14.4)            3.6
                                                                        ---------     ---------    ----------      ----------

Other comprehensive income (loss)...................................  $     57.3   $     (18.2) $       0.1     $      50.8
                                                                        =========     =========    ==========      ==========


7. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:


                                                                        (Unaudited)
                                                                          June 30,      December 31,
 (In millions)                                                              2002            2001
 ------------------------------------------------------------------------------------------------------
Assets
   Fixed  maturities-at  fair value  (amortized  cost of $518.9 and
     $498.1)............................................................ $     526.1   $     504.2
   Mortgage loans.......................................................        51.0          55.7
   Policy loans.........................................................       177.2         182.1
   Cash and cash equivalents............................................         -             9.2
   Accrued investment income............................................        14.1          14.6
   Deferred policy acquisition costs....................................         8.8          10.4
   Other assets.........................................................         7.8           6.2
                                                                            ---------     ---------
      Total assets...................................................... $     785.0   $     782.4
                                                                            =========     =========
Liabilities
   Policy liabilities and accruals...................................... $     793.5   $     798.2
   Policyholder dividends...............................................        24.4          30.7
   Other liabilities....................................................        17.0           7.0
                                                                            ---------     ---------
      Total liabilities................................................. $     834.9   $     835.9
                                                                            =========     =========
Excess of Closed Block liabilities over assets designated to the
   Closed Block......................................................... $      49.9   $      53.5
Amounts included in accumulated other comprehensive income:
Net unrealized  investment  losses,  net of deferred federal income
  tax benefit of $2.1 million and $8.8 million..........................        (4.0)        (16.4)
                                                                            ---------     ---------
Maximum future earnings to be recognized from Closed Block
   assets and liabilities............................................... $      45.9   $      37.1
                                                                            =========     =========



                                                                                 (Unaudited)                 (Unaudited)
                                                                                Quarter Ended             Six Months Ended
                                                                                   June 30,                    June 30,
                                                                            -----------------------      ---------------------
(In millions)                                                                2002           2001          2002          2001
------------------------------------------------------------------------------------------------------------------------------
Revenues
   Premiums............................................................. $      6.4   $      7.3     $     30.8    $    32.4
   Net investment income................................................       13.1         13.6           26.0         27.6
   Net realized investment losses.......................................       (1.7)        (1.2)          (1.8)        (1.2)
                                                                            --------      ---------      -------       -------
      Total revenues....................................................       17.8         19.7           55.0         58.8
                                                                            --------      ---------      -------       -------

Benefits and expenses
   Policy benefits......................................................       13.7         14.0           47.6         47.5
   Policy acquisition expenses..........................................        0.7          0.1            1.2          0.1
   Other operating expenses.............................................        0.1          -              0.4          0.3
                                                                            --------      ---------      -------       -------
      Total benefits and expenses.......................................       14.5         14.1           49.2         47.9
                                                                            --------      ---------      -------       -------

         Contribution from the Closed Block............................. $      3.3   $      5.6     $      5.8     $   10.9
                                                                            ========      =========      =======       =======

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

The Risk Management Segment sells property and casualty insurance products through independent agents and brokers primarily in the Northeast, Midwest and Southeast United States. In addition, the Risk Management Segment offers property and casualty (automobile and homeowners) insurance through employer sponsored programs, affinity groups and other organizations.

The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. The Allmerica Financial Services segment includes variable annuities, variable universal life, universal life and traditional life insurance products, as well as group retirement products. Allmerica Financial Services also includes brokerage and non-institutional investment advisory services. Through its Allmerica Asset Management segment, the Company offers GICs, also referred to as funding agreements, which are investment contracts that can contain either short-term or long-term maturities and are issued to institutional buyers or to various business or charitable trusts. Also, this segment includes a Registered Investment Advisor, providing investment advisory services primarily to affiliates and to third parties, such as money market and other fixed income clients.

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

Management evaluates the results of the aforementioned segments based on a pre-tax and pre-minority interest basis. In addition, segment (loss) income is adjusted for certain items which management believes are not indicative of the Company's core operations. Segment (loss) income excludes items such as net realized investment gains and losses, including certain losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment (loss) income excludes net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items, which in each case, are neither normal nor recurring. Although the items excluded from segment (loss) income may be significant components in understanding and assessing the Company's financial performance, management believes segment (loss) income enhances an investor's understanding of the Company's results of operations by highlighting net (loss) income attributable to the normal, recurring operations of the business, consistent with industry practice. However, segment (loss) income should not be construed as a substitute for net (loss) income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments for the periods indicated.


                                                                          (Unaudited)                  (Unaudited)
                                                                         Quarter Ended               Six Months Ended
                                                                            June 30,                     June 30,
                                                                  ---------------------------- -----------------------------
 (In millions)                                                      2002           2001              2002            2001
----------------------------------------------------------------------------------------------------------------------------
Segment revenues:
     Risk Management.......................................  $       626.7   $      617.0      $     1,241.4    $   1,218.3
                                                                  ----------    ----------        -----------      ---------
     Asset Accumulation:
             Allmerica Financial Services..................          204.8          204.3              419.7          427.5
             Allmerica Asset Management....................           31.8           41.6               64.0           81.3
                                                                  ----------    ----------        -----------      ---------
             Subtotal......................................          236.6          245.9              483.7          508.8
                                                                  ----------    ----------        -----------      ---------
     Corporate.............................................            1.5            1.5                3.2            2.5
     Intersegment revenues.................................           (2.6)          (1.9)              (4.5)          (3.8)
                                                                  ----------    ----------        -----------      ---------
        Total segment revenues.............................          862.2          862.5            1,723.8        1,725.8
Adjustments to segment revenues:
     Net realized losses...................................          (63.8)         (67.3)             (76.1)         (84.7)
                                                                  ----------    ----------        -----------      ---------
        Total revenues.....................................  $       798.4   $      795.2       $    1,647.7     $  1,641.1
                                                                  ==========    ==========        ===========      =========

Segment (loss) income before federal income taxes, minority
    interest and cumulative effect of change in accounting
    principle:
     Risk Management.......................................  $        51.6   $       41.5       $       90.6     $     57.7
                                                                  ----------    ----------        -----------      ---------
     Asset Accumulation:
        Allmerica Financial Services.......................         (113.8)          42.6              (84.1)          86.9
        Allmerica Asset Management.........................            5.1            4.4               10.2           10.4
                                                                  ----------    ----------        -----------      ---------
         Subtotal..........................................         (108.7)          47.0              (73.9)          97.3
                                                                  ----------    ----------        -----------      ---------
     Corporate.............................................          (15.2)         (15.6)             (31.6)         (31.8)
                                                                  ----------    ----------        -----------      ---------

        Segment  (loss) income before  federal income taxes
          and minority interest............................          (72.3)          72.9              (14.9)         123.2

Adjustments to segment (loss) income:
     Net realized investment losses, net of amortization...          (57.4)         (65.5)             (66.0)         (81.5)
     Gains on derivatives..................................           14.1            0.4               30.4            2.9
     Sales practice litigation.............................            2.5            7.7                2.5            7.7
                                                                  ----------    ----------        -----------      ---------
        (Loss) income before federal income taxes, minority
            interest  and  cumulative  effect  of change in
            accounting principle...........................  $      (113.1)  $       15.5       $      (48.0)     $    52.3
                                                                  ==========    ==========        ===========      =========



                                                        Identifiable Assets                    Deferred Acquisition Costs
---------------------------------------------------------------------------------------------------------------------------------
                                                  (Unaudited)                               (Unaudited)
                                                    June 30,          December 31,            June 30,           December 31,
(In millions)                                        2002                 2001                  2002                 2001
---------------------------------------------------------------------------------------------------------------------------------
   Risk Management............................. $     6,096.5     $        6,239.8     $          205.0     $          199.0
                                                  -------------       --------------       --------------       --------------
   Asset Accumulation
      Allmerica Financial Services.............      20,642.0             21,113.0              1,597.9              1,585.2
      Allmerica Asset Management...............       2,326.9              2,829.3                    -                    -
                                                  -------------       --------------       --------------       --------------
         Subtotal..............................      22,968.9             23,942.3              1,597.9              1,585.2
   Corporate...................................          91.9                154.0                    -                    -
                                                  -------------       --------------       --------------       --------------
      Total.................................... $    29,157.3     $       30,336.1     $        1,802.9     $        1,784.2
                                                  =============       ==============       ==============       ==============


9. Earnings Per Share

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:


                                                                          (Unaudited)                       (Unaudited)
                                                                         Quarter Ended                   Six Months Ended
                                                                            June 30,                          June 30,
                                                                  ----------------------------- ----------------------------
 (In millions)                                                         2002          2001               2002          2001
----------------------------------------------------------------------------------------------------------------------------
Basic shares used in the calculation of earnings per share.......      52.9          52.6               52.8           52.6
Dilutive effect of securities (1):
             Employee stock options..............................       -             0.3                -              0.3
             Non-vested stock grants.............................       -             0.2                -              0.2
                                                                  ----------    ----------         ----------     ----------

Diluted  shares used in the  calculation  of  earnings  per share      52.9          53.1               52.8           53.1
                                                                  ==========    ==========         ==========     ==========

(1) Excludes 0.4 million shares due to antidilution for the quarter and six months ended June 30, 2002.


10. Commitments and Contingencies

Litigation

In 1997, a lawsuit on behalf of a putative class was instituted against the Company alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In November 1998, the Company and the plaintiffs entered into a settlement agreement and in May 1999, the Federal District Court in Worcester, Massachusetts approved the settlement agreement and certified the class for this purpose. AFC recognized a $31.0 million pre-tax expense in 1998 related to this litigation. The Company recognized a pre-tax benefit of $2.5 million and $7.7 million in 2002 and 2001, respectively, resulting from the refinement of cost estimates. Although the Company believes that it has appropriately recognized its obligation under the settlement, this estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers, and based on changes in the Company's estimate of the ultimate cost of the benefits to be provided to members of the class.

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


Results of Operations

Consolidated Overview

Consolidated net (loss) income includes the results of each segment of the Company, which management evaluates on a pre-tax and pre-minority interest basis. In addition, net (loss) income is adjusted for certain items which management believes are not indicative of the Company's core operations. Adjusted net (loss) income excludes items such as net realized investment gains and losses, including certain losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, adjusted net (loss) income excludes net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items, which in each case, are neither normal nor recurring. Although the items excluded from adjusted net (loss) income may be significant components in understanding and assessing the Company's financial performance, management believes adjusted net (loss) income enhances an investor's understanding of the Company's results of operations by highlighting net (loss) income attributable to the normal, recurring operations of the business, consistent with industry practice. However, adjusted net (loss) income should not be construed as a substitute for net (loss) income determined in accordance with generally accepted accounting principles.

The Company's consolidated net income for the second quarter of 2002 decreased $68.7 million, to a net loss of $55.5 million, compared to net income of $13.2 million for the same period in 2001. The decline in the second quarter resulted primarily from a decrease in adjusted net income of $86.6 million, partially offset by a decrease of net realized investment losses of $12.5 million, and an increase in gains on derivative instruments of $8.8 million, net of taxes. Consolidated net income for the first six months of 2002 decreased $44.0 million, to a net loss of $7.6 million, compared to net income of $36.4 million for the first six months of 2001. The reduction resulted primarily from a decrease in adjusted net income of $78.4 million, partially offset by a $20.5 million decrease in net realized investment losses and a $17.8 million increase in gains on derivative instruments, net of taxes.

The following table reflects adjusted net (loss) income and a reconciliation to consolidated net (loss) income. Adjusted net (loss) income consists of segment
(loss) income, federal income taxes on segment income and minority interest on Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company).


                                                                        (Unaudited)                    (Unaudited)
                                                                       Quarter Ended                Six Months Ended
                                                                          June 30,                      June 30,
                                                                 ---------------------------    --------------------------
(In millions)                                                       2002            2001           2002           2001
--------------------------------------------------------------------------------------------------------------------------
Segment (loss) income before federal income taxes and
     minority interest:
     Risk Management.......................................... $       51.6   $        41.5  $        90.6  $        57.7
                                                                 ------------    -----------    -----------    ------------
     Asset Accumulation:
         Allmerica Financial Services.........................       (113.8)           42.6          (84.1)          86.9
         Allmerica Asset Management...........................          5.1             4.4           10.2           10.4
                                                                 ------------    -----------    -----------    ------------
                                                                     (108.7)           47.0          (73.9)          97.3
     Corporate................................................        (15.2)          (15.6)         (31.6)         (31.8)
                                                                 ------------    -----------    -----------    ------------
         Segment (loss) income before federal income tax
            benefit (expense) and minority interest...........        (72.3)           72.9          (14.9)         123.2

     Federal income tax benefit (expense) on segment (loss)
           income.............................................         48.6           (10.0)          40.6          (19.1)
     Minority interest on Capital Securities..................         (4.0)           (4.0)          (8.0)          (8.0)
                                                                 ------------    -----------    -----------    ------------
Adjusted net (loss) income....................................        (27.7)           58.9           17.7           96.1

Adjustments (net of taxes and amortization, as applicable):
     Net realized investment losses...........................        (38.5)          (51.0)         (42.9)         (63.4)
     Net gains on derivatives.................................          9.1             0.3           19.7            1.9
     Sales practice litigation................................          1.6             5.0            1.6            5.0
                                                                 ------------    -----------    -----------    ------------
(Loss) income before cumulative effect of change in
     accounting principle.....................................        (55.5)           13.2           (3.9)          39.6
        Cumulative effect of change in accounting principle,
            net of applicable taxes...........................          -               -             (3.7)          (3.2)
                                                                 ------------    -----------    -----------    ------------
Net (loss) income............................................. $      (55.5)  $        13.2  $        (7.6) $        36.4
                                                                 ============    ===========    ===========    ============



Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

The Company's segment income before federal taxes and minority interest decreased $145.2 million, to a loss of $72.3 million, in the second quarter of 2002. This decrease was primarily attributable to a decrease of $156.4 million from the Allmerica Financial Services segment, partially offset by an increase in income from the Risk Management segment of $10.1 million. The decrease in Allmerica Financial Services' segment reflects the cumulative effect of the significant, persistent decline in equity market values during the most recent two and one half years, particularly the relatively significant decline during the second quarter of 2002. The decline resulted in additional amortization of the deferred policy acquisition cost ("DAC") asset of $137.1 million, increased guaranteed minimum death benefits ("GMDB") of $18.9 million, as well as reduced fees and other income from certain products. The increase in Risk Management segment income is primarily attributable to a benefit of approximately $18 million of estimated net premium rate increases, an approximate $12 million improvement in current accident year non-catastrophe claims activity and a decrease in catastrophe losses of $6.7 million. Partially offsetting these items is a $13.6 million decrease in favorable development on prior years reserves and an increase in policy acquisition expenses.

The federal income tax benefit on segment loss was $48.6 million for the second quarter of 2002 compared to an income tax expense of $10.0 million for the second quarter of 2001. The increase in the tax benefit is primarily the result of the loss recognized by the Allmerica Financial Services segment, as well as a $12.1 million favorable settlement of certain prior years' federal income tax returns.

Net realized losses on investments, after taxes, were $38.5 million in the second quarter of 2002, resulting primarily from impairments of fixed maturities and equity securities and losses related to the termination of certain derivative instruments, partially offset by gains recognized from the sale of fixed maturities. During the second quarter of 2001, the Company recognized net realized losses on investments, after taxes, of $51.0 million, primarily due to impairments of fixed maturities, partially offset by gains from sales of equity securities. Net gains on derivatives, after taxes, increased $8.8 million, to $9.1 million in the second quarter of 2002, resulting primarily from the aforementioned termination of certain derivatives.

The Company recognized a benefit of $1.6 million and $5.0 million, net of taxes, in the second quarters of 2002 and 2001, respectively, as a result of refining cost estimates related to a class action lawsuit.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The Company's segment income before federal income taxes and minority interest decreased $138.1 million to a loss of $14.9 million, in the first six months of 2002. This decrease was primarily attributable to lower income from the Allmerica Financial Services segment of $171.0 million, partially offset by an increase in income from the Risk Management segment of $32.9 million. The decrease in Allmerica Financial Services' segment income reflects the aforementioned persistent decline in equity market values during the most recent two and one half years, particularly the relatively significant decline during the second quarter. The decline resulted in additional amortization of the DAC asset of $137.1 million, increased GMDB costs of $29.8 million, as well as reduced fees and other income from certain products. The increase in Risk Management segment income is primarily attributable to a benefit of approximately $30 million of estimated net premium rate increases, an approximate $21 million decrease in current accident year non-catastrophe claims and $9.2 million decrease in the adverse development of prior years' reserves. Partially offsetting these items is an increase in policy acquisition expenses and a decrease in net investment income of $7.2 million.

The federal income tax benefit on segment loss was $40.6 million for the first six months of 2002 compared to an income tax expense of $19.1 million for the same period of 2001. The increase in the tax benefit is primarily the result of the loss recognized by the Allmerica Financial Services segment, as well as a $12.1 million favorable settlement of certain prior years' federal income tax returns.

Net realized losses on investments, after taxes, were $42.9 million for the six months of 2002, resulting primarily from impairments of fixed maturities and equity securities and losses related to the termination of certain derivative instruments, partially offset by gains recognized from the sale of fixed maturities. During the first six months of 2001, net realized losses on investments, after taxes, of $63.4 million resulted primarily from impairments of fixed maturities. Net gains on derivatives, after taxes, increased $17.8 million, to $19.7 million in the first six months of 2002, resulting primarily from the aforementioned termination of certain derivatives.

During the first quarter of 2002, the Company recognized a $3.7 million loss, net-of-taxes, upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. During the first quarter of 2001, the Company recognized a $3.2 million loss, net-of-taxes, upon adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.


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

Risk Management

The following table summarizes the results of operations for the Risk Management segment:


                                                                      (Unaudited)                  (Unaudited)
                                                                     Quarter Ended              Six Months Ended
                                                                        June 30,                    June 30,
                                                                ------------------------     ------------------------
(In millions)                                                     2002          2001           2002          2001
---------------------------------------------------------------------------------------------------------------------
Segment revenues
     Net premiums written.................................... $     572.1  $     581.4   $    1,127.0   $   1,148.1
                                                                ==========    =========     ==========    ==========

     Net premiums earned..................................... $     570.6  $     554.4   $    1,128.7   $   1,092.4
     Net investment income...................................        50.8         53.0          102.6         109.8
     Other income............................................         5.3          9.6           10.1          16.1
                                                                ----------    ---------     ----------    ----------
                   Total segment revenues....................       626.7        617.0        1,241.4       1,218.3
                                                                ----------    ---------     ----------    ----------

Losses and operating expenses
     Losses and LAE (1)......................................       419.5        426.1          840.6         864.0
     Policy acquisition expenses.............................       105.9         99.1          210.5         195.5
     Other operating expenses................................        49.7         50.3           99.7         101.1
                                                                ----------   ----------     ----------    ----------
                Total losses and operating expenses..........       575.1        575.5        1,150.8       1,160.6
                                                                ----------   ----------     ----------    ----------

Segment income............................................... $      51.6  $      41.5  $        90.6   $      57.7
                                                                ==========   ==========     ==========    ==========

(1) Includes policyholders' dividends of $0.5 million and $1.9 million for the quarters ended June 30, 2002 and 2001, respectively, and $0.2 million and $4.0 million for the six months ended June 30, 2002 and 2001, respectively.


Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Risk Management's segment income increased $10.1 million to $51.6 million for the second quarter of 2002. The increase in segment income is primarily attributable to a benefit of approximately $18 million of net premium rate increases. Net premium rate increases reflect base rate actions, discretionary pricing adjustments, inflation and changes in exposure; net of estimated impact of loss inflation and policy acquisition costs. Second quarter of 2002 segment income also reflected a decrease in current year non-catastrophe claims activity primarily in the commercial multiple peril, workers' compensation and personal automobile lines. In addition, catastrophe losses decreased $6.7 million, to $8.6 million for the second quarter of 2002, compared to $15.3 million for the same period in 2001. Partially offsetting these items is a $13.6 million decrease in favorable development on prior years' reserves, from $3.8 million of favorable development in the second quarter of 2001 to $9.8 million of adverse development in the same period in 2002. The adverse development in 2002 is primarily the result of increased claims severity, primarily in the workers' compensation and personal automobile lines. Segment income also reflected a decrease in net investment income of $2.2 million for the quarter ended June 30, 2002. Policy acquisition expenses increased as a result of the aforementioned net premium rate increases and due to an increase in premium tax expenses. Other operating expenses in 2002 were consistent with the prior period despite the decrease in written policies, primarily due to certain underwriting initiatives and employee related expenses.

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

In 2002, the Company reorganized its Risk Management segment. Under the new structure, the Risk Management segment manages its operations through two lines of business based upon product offerings and identified as Personal Lines and Commercial Lines. Personal Lines include personal automobile, homeowners and other personal policies, while Commercial Lines include workers' compensation, commercial automobile, commercial multiple peril and other commercial policies.



The following tables summarize the results of operations for the Risk Management segment:
                                                                    (Unaudited)
                                                               Quarter Ended June 30,
                                         --------------------------------------------------------------------
                                                       2002                               2001
                                         --------------------------------    --------------------------------
                                            Statutory                           Statutory
                                               Net                                Net
                                             Premiums        Statutory          Premiums          Statutory
(In millions, except ratios)                 Written        Loss Ratios          Written         Loss Ratios
------------------------------------------------------------------------     --------------------------------
   Personal automobile................... $     267.2            68.4         $     244.9            67.2
   Homeowners............................        94.4            64.1                81.8            78.8
   Other personal........................        12.5            45.9                12.7            22.4
   Total personal........................       374.1            66.7               339.4            68.3
                                            -----------     -------------       -----------     -------------
   Workers' compensation.................        37.4            83.4                51.3            79.6
   Commercial automobile.................        49.0            66.9                75.0            63.4
   Commercial multiple peril.............        84.3            50.5                87.4            72.2
   Other commercial......................        27.9            38.7                26.8            51.1
                                            -----------     -------------       -----------     -------------
   Total commercial......................       198.6            60.3               240.5            69.3
                                            -----------     -------------       -----------     -------------
   Total................................. $     572.7            64.4         $     579.9            68.7
                                            ===========     -------------       ===========     -------------

Statutory combined ratio (1):
   Personal lines........................       100.9                                99.9
   Commercial lines......................       102.8                               108.2
                                            -----------                         -----------
   Total.................................       101.6                               103.3
                                            -----------                         -----------
Statutory underwriting loss:
   Personal lines........................ $      (6.7)                        $      (2.5)
   Commercial lines......................        (2.3)                              (22.9)
                                            -----------                         -----------
   Total.................................        (9.0)                              (25.4)
Reconciliation to segment income:
   Net investment income.................        50.8                                53.0
   Other income and expenses, net........         4.2                                 6.2
   Other Statutory to GAAP adjustments...         5.6                                 7.7
                                            -----------                         -----------
Segment income........................... $      51.6                         $      41.5
                                            ===========                         ===========
-------------------------------------------------------------------------------------------------------------

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

Personal Lines
Personal lines' net premiums written increased $34.7 million, or 10.2%, to $374.1 million for the second quarter of 2002. This is primarily the result of increases of $22.3 million, or 9.1%, and $12.6 million, or 15.4%, in the personal automobile and homeowners lines, respectively. The increase in the personal automobile line is primarily the result of 2.0% and 0.6% net premium rate increases in Michigan and Massachusetts, respectively, and an overall increase of 2.1% in policies in force since June 30, 2001. The increase in the homeowners line resulted primarily from rate increases of 19.6% and 9.9% in Michigan and Massachusetts, respectively, in addition to an overall increase of 1.1% in policies in force since June 30, 2001.

Personal lines' underwriting results declined $4.2 million to an underwriting loss of $6.7 million for the second quarter of 2002. The decline in underwriting results is primarily attributable to approximately $10 million of increased policy acquisition expenses, primarily related to increased cession expenses for mandatory assigned risk personal automobile business in New York. Management expects this cession expense to increase by approximately $10 million as compared to 2001 due to unsatisfactory underwriting results in this personal auto assigned risk pool. Policy acquisition expenses were also unfavorably affected by increased premium taxes in 2002. Underwriting results were also unfavorably affected by a $6.9 million decrease in favorable development, from $3.7 million of favorable development for the second quarter of 2001 to $3.2 million of adverse development for the same period in 2002. This decrease is primarily related to increased claims severity on prior years' reserves in the personal automobile line. Partially offsetting these items is approximately $7 million of estimated net premium rate increases in 2002. In addition, catastrophe losses decreased $5.8 million, to $6.2 million for the second quarter of 2002, compared to $12.0 million for the same period in 2001.

Commercial Lines
Commercial lines' net premiums written decreased $41.9 million, or 17.4%, to $198.6 million for the second quarter of 2002. This is primarily the result of the Company's termination of 377 agencies and the withdrawal of commercial lines' underwriting capacity from an additional 314 agencies during the fourth quarter of 2001. As a group, these agencies historically produced unsatisfactory loss ratios. In addition, the Company has seen a reduction in premium levels from active agents as re-underwriting efforts to target specific classes of business and strengthen underwriting guidelines continue. Management believes that premium level reductions from continuing agents may continue to unfavorably affect future premiums. Policies in force decreased 18.6%, 17.7% and 4.3% in the workers' compensation, commercial automobile, and commercial multiple peril lines, respectively, since June 30, 2001 primarily as the result of the aforementioned agency management actions. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since June 30, 2001.

Commercial lines' underwriting results improved $20.6 million, or 90.0%, to an underwriting loss of $2.3 million in the second quarter of 2002. The improvement in underwriting results is primarily attributable to approximately $11 million of estimated net premium rate increases during the second quarter of 2002. In addition, a decrease in current year non-catastrophe claims severity in the commercial multiple peril and workers' compensation lines of approximately $7 million and $5 million, respectively, favorably affected results in 2002. Second quarter of 2002 underwriting results reflected approximately $2 million and $1.3 million of decreased underwriting expenses and policyholder dividends, respectively, compared to the same period in 2001. In addition, catastrophe losses decreased $0.9 million, to $2.4 million for the second quarter of 2002, compared to $3.3 million for the same period in 2001. Partially offsetting these items is a $6.7 million decrease in favorable development on prior years' reserves, from $0.1 million of favorable development in the second quarter of 2001 to $6.6 million of adverse development for the same period in 2002. In addition, increased current year claims severity in the commercial automobile line unfavorably affected underwriting results in the second quarter of 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Risk Management's segment income increased $32.9 million, or 57.0%, to $90.6 million for the six months ended June 30, 2002. The increase in segment income is primarily attributable to approximately $30 million of estimated net premium rate increases. In addition, personal lines non-catastrophe weather related losses decreased approximately $15 million for the six months ended June 30, 2002, compared to the same period in the prior year. Adverse development on prior years' reserves improved $9.2 million to $6.4 million for the six months ended June 30, 2002, from $15.6 million for the same period in 2001. This improvement includes approximately $15 million of weather related adverse development on prior years' reserves during the six months ended June 30, 2001. Also, segment income for the six months ended June 30, 2002 was favorably affected by approximately $6 million of estimated improved current accident year non-catastrophe claims activity, primarily in commercial lines. In addition, policyholder dividends decreased $3.8 million when comparing the six months ended June 30, 2002 to the same period in 2001. Catastrophe losses decreased $2.3 million, to $19.8 million for the six months ended June 30, 2002, compared to $22.1 million for the same period in 2001. Partially offsetting these items is a decrease in net investment income of $7.2 million for the six months ended June 30, 2002. Policy acquisition expenses increased as a result of the aforementioned net premium rate increases and due to an increase in premium tax expenses. Other operating expenses in 2002 were consistent with the prior year despite the decrease in written policies, due to certain underwriting initiatives and employee related expenses.


The following tables summarize the results of operations for the Risk Management segment:
                                                                    (Unaudited)
                                                               Six Months Ended June 30,
                                         --------------------------------------------------------------------
                                                       2002                               2001
                                         --------------------------------    --------------------------------
                                               Net                                Net
                                             Premiums        Statutory          Premiums          Statutory
(In millions, except ratios)                 Written        Loss Ratios          Written         Loss Ratios
------------------------------------------------------------------------     --------------------------------
   Personal automobile................... $     552.4            70.6         $     511.4            72.5
   Homeowners............................       159.9            64.9               140.3            78.4
   Other personal........................        21.1            49.1                21.4            24.8
                                            -----------     -------------       -----------     -------------
   Total personal........................       733.4            68.6               673.1            72.3
                                            -----------     -------------       -----------     -------------
   Workers' compensation.................        79.4            79.5               108.4            82.6
   Commercial automobile.................       100.5            64.5               136.3            67.5
   Commercial multiple peril.............       164.0            56.1               175.9            70.0
   Other commercial......................        49.6            32.8                51.5            41.6
                                            -----------     -------------       -----------     -------------
   Total commercial......................       393.5            60.4               472.1            69.2
                                            -----------     -------------       -----------     -------------
   Total................................. $   1,126.9            65.5         $   1,145.2            71.0
                                            ===========     -------------       ===========     -------------

Statutory combined ratio (1):
   Personal lines........................       103.0                               103.7
   Commercial lines......................       103.2                               108.3
                                            -----------                         -----------
   Total.................................       102.9                               105.4
                                            -----------                         -----------
Statutory underwriting loss:
   Personal lines........................ $     (28.4)                        $     (29.4)
   Commercial lines......................        (3.9)                              (45.8)
                                            -----------                         -----------
   Total.................................       (32.3)                              (75.2)
Reconciliation to segment income:
   Net investment income.................       102.6                               109.8
   Other income and expenses, net........         7.6                                 9.7
   Other Statutory to GAAP adjustments...        12.7                                13.4
                                            -----------                         -----------
Segment income........................... $      90.6                         $      57.7
                                            ===========                         ===========

----------------------------------------------------------------------------------------------------------------

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

Personal Lines
Personal lines' net premiums written increased $60.3 million, or 9.0%, to $733.4 million for the six months ended June 30, 2002. This is primarily the result of increases of $41.0 million, or 8.0%, and $19.6 million, or 14.0%, in the personal automobile and homeowners lines, respectively. The increase in the personal automobile line is primarily the result of 2.0% and 0.6% net premium rate increases in Michigan and Massachusetts, respectively, and an overall increase of 2.1% in policies in force since June 30, 2001. The increase in the homeowners line resulted primarily from rate increases of 19.6% and 9.9% in Michigan and Massachusetts, respectively, in addition to an overall increase of 1.1% in policies in force since June 30, 2001.

Personal lines' underwriting results improved $1.0 million, or 3.4%, to an underwriting loss of $28.4 million for the six months ended June 30, 2002. The improvement in underwriting results is primarily attributable to a $12.7 million decrease in adverse development in 2002 and the aforementioned combined effect of adverse weather, in 2001 and mild weather in 2002. Underwriting results for the six months ended June 30, 2002 also reflected approximately $10 million of estimated net premium rate increases. In addition, catastrophe losses decreased $2.5 million, to $15.7 million for the six months ended June 30, 2002, compared to $18.2 million for the same period in 2001. These items are partially offset by increased policy acquisition expenses, primarily related to the aforementioned increases in cession expenses for New York assigned risk business and premium tax expenses. Underwriting results were also unfavorably affected by increased current year claims severity in the personal automobile line in the six months ended June 30, 2002.

Commercial Lines
Commercial lines' net premiums written decreased $78.6 million, or 16.6%, to $393.5 million for the six months ended June 30, 2002. This is primarily the result of the Company's aforementioned agency management actions and the continuing re-underwriting efforts. As a result of these actions, policies in force decreased 18.6%, 17.7% and 4.3% in the workers' compensation, commercial automobile, and commercial multiple peril lines, respectively, since June 30, 2001. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since June 30, 2001.

Commercial lines' underwriting results improved $41.9 million, or 91.5%, to an underwriting loss of $3.9 million for the six months ended June 30, 2002. The improvement in underwriting results is primarily attributable to approximately $20 million of net premium rate increases during the six months ended June 30, 2002. In addition, approximately $5 million of decreases in current year claims severity in both the commercial automobile and commercial multiple peril lines favorably affected results in 2002. The six months ended June 30, 2002 underwriting results also included a net benefit, when compared to the same period in 2001, as the result of exiting historically unprofitable business under the aforementioned agency management actions. In addition, the six months ended June 30, 2002 underwriting results reflected approximately $6 million and $2.5 million of decreased underwriting expenses and policyholder dividends, respectively, compared to the same period in 2001. Partially offsetting these favorable items is a $3.5 million decrease in development on prior years' reserves to $2.3 million of adverse development for the six months ended June 30, 2002 from $1.2 million of favorable development for the same period in 2001.

Investment Results
Net investment income before tax declined $7.2 million, or 6.6%, to $102.6 million for the six months ended June 30, 2002. The decrease in net investment income primarily reflects the impact of defaults on high yield bonds, a reduction in average pre-tax yields on debt securities and the transfer of assets to the Corporate segment and the Allmerica Financial Services segment. Average pre-tax yields on debt securities decreased to 6.4% in 2002 compared to 6.9% in 2001 due to the shift from higher yielding below investment grade securities to lower yielding, but higher quality investment grade securities. Due to the current interest rate environment, management expects its investment yield to be negatively affected by lower prevailing fixed maturity investment rates in 2002. In addition, management expects that defaults in the fixed maturities portfolio may continue to negatively impact investment income.

Reserve for Losses and Loss Adjustment Expenses
The Risk Management segment maintains reserves for its property and casualty products to provide for the Company's ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and frequency, and judicial theories of liability and policy coverage, and other factors. The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, and where the technological, judicial and political climates involving these types of claims are changing.

The Company regularly adjusts its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are described as "prior year reserve development". Such development can be either favorable or unfavorable on the financial results of the Company.

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

                                                                               (Unaudited)
                                                                            Six Months Ended
                                                                                June 30,
                                                                       ----------------------------
(In millions)                                                             2002            2001
---------------------------------------------------------------------------------------------------
Reserve for losses and LAE, beginning of period...............     $      2,921.5   $     2,719.1
   Incurred losses and LAE, net of reinsurance recoverable:
     Provision for insured events of current year.............              834.1           844.4
     Increase in provision for insured events of prior years..                6.4            15.6
                                                                       ------------    ------------
   Total incurred losses and LAE..............................              840.5           860.0
                                                                       ------------    ------------
   Payments, net of reinsurance recoverable:
     Losses and LAE  attributable  to  insured  events of
       current year...........................................              346.2           342.6
     Losses and LAE attributable to insured events of prior
        years.................................................              468.9           486.8
                                                                       ------------    ------------
   Total payments.............................................              815.1           829.4
                                                                       ------------    ------------
   Change in reinsurance recoverable on unpaid losses.........               (8.0)            1.8
                                                                       ------------    ------------
Reserve for losses and LAE, end of period.....................     $      2,938.9   $     2,751.5
                                                                       ============    ============

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were increased by $6.4 million for the six months ended June 30, 2002. This reflects $16.8 million of increased prior years' loss reserves, partially offset by $10.4 million of decreased prior years' LAE reserves. For the six months ended June 30, 2001, prior years' reserves were increased by $15.6 million. This reflects $43.9 million of increased prior years' loss reserves, partially offset by $28.3 million of decreased prior years' LAE reserves.

The adverse loss reserve development in 2002 is primarily the result of increased non-catastrophe claims severity on prior years' reserves in the workers' compensation, personal automobile, homeowners, and commercial automobile lines, partially offset by a decrease in commercial multiple peril non-catastrophe claims severity. The adverse loss reserve development in 2001 was primarily related to fourth quarter 2000 non-catastrophe weather related claims in Michigan. These claims primarily affected the personal automobile and homeowners lines. The adverse loss development in 2001 is also attributable to an increase in commercial lines' loss costs in the 1999 and 2000 accident years. The favorable LAE reserve development in both 2002 and 2001 is primarily attributable to claims process improvement initiatives taken by the Company over the past four years. Since 1997, the Company has lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claims offices. These measures are complete.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on the Company varies by product. Property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses are known. Consequently, the Company attempts, in establishing rates and reserves, to anticipate the potential impact of inflation in the projection of ultimate costs. Recently, the Company has experienced increasing medical costs associated with personal auto injury protection ("PIP") and workers' compensation claims. This increase is reflected in the Company's reserve estimates but continued increases could contribute to increased losses and LAE in the future.

The Company  regularly reviews its reserving  techniques,  its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

Environmental Reserves
Although the Company does not specifically underwrite policies that include environmental damage and toxic tort liability, the Company may be required to defend such claims. Loss and LAE reserves for all direct business written by its property and casualty companies related to environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $21.1 million and $24.3 million, net of reinsurance of $12.0 million and $9.5 million for the six months ended June 30,

2002 and 2001, respectively. Loss and LAE reserves for assumed reinsurance pool business with environmental damage and toxic tort liability were $38.6 million and $9.5 million for the six month ended June 30, 2002 and 2001, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to prior years in which it was a participant. Because of the inherent uncertainty regarding the types of claims in these pools, there can be no assurance that these reserves will be sufficient. The increase in assumed reinsurance pool business environmental damage and toxic tort liability reserves is primarily related to a $33.0 million fourth quarter of 2001 adjustment for a voluntary excess and casualty reinsurance pool (Excess and Casualty Reinsurance Association "ECRA").

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

                                                                    (Unaudited)                       (Unaudited)
                                                                   Quarter Ended                    Six Months Ended
                                                                      June 30,                          June 30,
                                                             --------------------------        ---------------------------
(In millions)                                                  2002             2001             2002             2001
--------------------------------------------------------------------------------------------------------------------------
Segment revenues
Premiums.................................................. $      6.8       $      7.6       $     31.3       $       33.1
   Fees...................................................       98.8             99.2            194.8              199.6
   Net investment income..................................       72.7             72.0            143.4              143.2
   Other income...........................................       26.5             25.5             50.2               51.6
                                                              ---------        ---------        ---------        ----------
Total segment revenues....................................      204.8            204.3            419.7              427.5

Policy benefits, claims and losses........................       97.7             78.5            204.9              172.2
Policy acquisition and other operating expenses...........      220.9             83.2            298.9              168.4
                                                              ---------        ---------        ---------        ----------

Segment (loss) income .................................... $   (113.8)      $     42.6       $    (84.1)      $       86.9
                                                              =========        =========        =========        ==========

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Segment income decreased $156.4 million, to a loss of $113.8 million, during the second quarter of 2002. The decrease reflects the cumulative effect of the significant, persistent decline in equity market values during the most recent two and one half years, particularly the relatively significant decline during the quarter. The decline resulted in additional amortization of the DAC asset of $137.1 million, increased GMDB costs of $18.9 million, as well as reduced fees and other income from certain products.

Segment revenues increased $0.5 million, or 0.2%, in the second quarter of 2002, primarily due to higher income from transaction-based and asset-based fees. Total other income increased $1.0 million, or 3.9%, to $26.5 million primarily due to higher asset-based fees. Fee income decreased $0.4 million, or 0.4%, to $98.8 million, primarily due to lower group annuity and group variable universal life fees which decreased $3.1 million and $0.5 million, respectively. The decline in group annuity fees was primarily due to lower average invested assets resulting from the Company's exit from the defined contribution group retirement business in 2001. This decrease was partially offset by a $3.2 million increase in individual variable universal life fees principally due to higher insurance fees and additional deposits. A decline in the market value of average individual annuity separate account assets under management resulted in a $4.6 million decrease in annuity fee income, offset by an increase of $5.2 million from additional deposits and insurance fees resulting from new sales.

Policy benefits, claims and losses increased $19.2 million, or 24.5%, to $97.7 million in the second quarter of 2002, primarily due to increased GMDB related to variable annuities. The GMDB feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the Company incurs a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. As of June 30, 2002 the difference between the GMDB and the current account value (the "net amount at risk") for all existing contracts was $3.8 billion.

In the second quarter of 2002, the GMDB expense increased $18.9 million, to $22.1 million, primarily due to the effects of the prolonged decline in the financial markets. Unless equity market values appreciate from June 30, 2002 levels, the Company expects GMDB expenses to further increase and segment income to be unfavorably affected during the remainder of 2002. At the equity market values as of June 30, 2002, the expected GMDB expense for the year ending December 31, 2002 would be approximately $76 million to $81 million. For each one percent change, either increase or decrease in the S&P 500 Index, the net amount at risk is estimated to increase or decrease by $100 million, and the GMDB cost for a twelve-month period is estimated to increase or decrease by approximately $2 million to $2.5 million.


Policy acquisition and other operating expenses increased $137.7 million, to $220.9 million in the second quarter of 2002. This consists of an increase in policy acquisition expenses of $140.6 million and a decrease in other operating expenses of $2.9 million.

The increase in policy acquisition expenses resulted almost entirely from three separate adjustments to amortization of DAC totaling $141.9 million. First, the Company reduced its estimate of future gross profits expected from existing variable annuity contracts and variable life insurance policies, resulting in additional amortization of $137.1 million. The change in estimate resulted from the significant decline in the equity markets during the quarter. Although short-term market volatility does not change the Company's assessment of long-term, future profitability, the Company considers the recent declines to be suggestive of a permanent, partial reduction in future profitability. Should the equity markets remain at, or decline from, levels existing at June 30, 2002, additional amortization would be recognized. The converse is also true; a significant market recovery would result in reduced or negative amortization.

At the current and expected equity market valuations, the Company's reversion-to-the-mean accounting policy for DAC amortization assumes appreciation in separate account values of 3% in each future quarter. In any quarter, to the extent the change in separate account values deviates from the 3% assumption, for each 1% of deviation there would be an adjustment to DAC amortization equal to $3 million to $5 million in the quarter. Accordingly, if equity market values at September 30, 2002 remain the same as those at June 30, 2002, the Company expects additional DAC amortization in the third quarter of 2002 of approximately $9 million to $15 million.

The remaining two adjustments to DAC amortization result from the Company's increasing its estimate of the long-term GMDB, which increased DAC amortization by $13.3 million in the second quarter, and from the Company's changing its estimate of future fees from certain annuity contracts, which decreased DAC amortization by $8.5 million in the second quarter.

The $2.9 million decrease in other operating expenses is primarily due to the Company's exit from the defined contribution group retirement business in July 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Segment income decreased $171.0 million, to a loss of $84.1 million, in the first six months of 2002. The decrease reflects the cumulative effect of the significant, persistent decline in equity market values during the most recent two and one half years, particularly the relatively steep decline during the second quarter. The decline resulted in additional amortization of the DAC asset of $137.1 million, increased GMDB of $29.8 million, as well as reduced fees and other income from certain products.

Segment revenues decreased $7.8 million, or 1.8%, in the first six months of 2002, primarily due to lower asset-based fees and other income. Fee income decreased $4.8 million, or 2.4%, to $194.8 million, primarily due to lower group annuity and group variable universal life fees which decreased $5.1 million and $1.1 million, respectively. The decline in group annuity fees was primarily due to lower average invested assets resulting from the Company's exit from the defined contribution group retirement business. A decline in the market value of average separate account assets under management resulted in a $9.8 million decrease in fee income, partially offset by an increase of $7.3 million from additional deposits and insurance fees. In addition, non-variable universal life policy fees decreased $1.4 million in the first six months of 2002, primarily due to a decline in average invested assets resulting from the continued shift in focus to variable life insurance and annuity products. These decreases in fee income were partially offset by a $5.3 million increase in fees from variable universal life policies, primarily due to additional deposits. Other income decreased $1.4 million, or 2.7%, to $50.2 million. This decline was primarily due to decreased investment management fees resulting from depreciation in variable product assets under management.

Policy benefits, claims and losses increased $32.7 million, or 19.0%, to $204.9 million in the first six months of 2002, primarily due to increased GMDB related to variable annuities. In the first six months of 2002, the GMDB expense increased $29.8 million primarily due to the effects of the prolonged decline in the financial markets. Policy benefits, claims and losses also increased due to interest credited on general account assets.

Policy acquisition and other operating expenses increased $130.5 million, to $298.9 million in the first half of 2002. This consists of an increase in policy acquisition expenses of $131.1 million and a decrease in other operating expenses of $0.6 million. The increase in policy acquisition expenses resulted entirely from the aforementioned three separate adjustments to amortization of DAC, representing a total of $141.9 million of additional amortization. The decrease in other operating expenses is due to the Company's exit from the defined contribution group retirement business in July 2001, partially offset by higher technology expenses.

Statutory Premiums and Deposits

The following table sets forth statutory premiums and deposits by product for the Allmerica Financial Services segment.


                                                           (Unaudited)                 (Unaudited)
                                                          Quarter Ended              Six Months Ended
                                                             June 30,                    June 30,
                                                     ------------------------     -----------------------
   (In millions)                                       2002          2001           2002          2001
   ------------------------------------------------------------------------------------------------------
        Insurance:
             Traditional life.................... $       7.0    $       7.8   $       29.3    $    24.0
             Universal life......................         3.7            4.8            7.9          9.4
             Variable universal life.............        69.9           43.0          133.2        101.3
             Individual health...................         0.1            0.1            0.1          0.2
             Group variable universal life.......         0.6           20.9           25.9         59.3
                                                     ----------    ----------     ----------    ---------
                   Total insurance...............        81.3           76.6          196.4        194.2
                                                     ----------    ----------     ----------    ---------

        Annuities:
             Separate account annuities..........       804.5          480.9        1,382.3        979.3
             General account annuities...........       254.8          326.0          461.9        556.4
             Retirement investment accounts......         1.6            1.6            3.5          3.9
                                                     ----------    ----------     ----------    ---------
                    Total individual annuities...     1,060.9          808.5        1,847.7      1,539.6


             Group annuities.....................        13.0           70.3           37.4        165.2
                                                     ----------    ----------     ----------    ---------
                   Total annuities...............     1,073.9          878.8        1,885.1      1,704.8
                                                     ----------    ----------     ----------    ---------

        Total premiums and deposits.............. $   1,155.2    $     955.4   $    2,081.5    $ 1,899.0
                                                     ==========    ==========     ==========    =========

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

For the quarter ended June 30, 2002, total premiums and deposits increased $199.8 million, or 20.9%, to $1,155.2 million. These increases are primarily due to higher separate account annuity deposits partially offset by lower general account annuity and group annuity deposits. The higher annuity deposits into the Company's separate accounts were primarily due to a continued emphasis by Scudder Investments ("Scudder") on marketing and sales of the Company's annuity products. General account annuity deposits were higher in 2001 principally due to a promotional annuity program offered for a limited period in 2001. Group annuity deposits decreased due to the Company's exit from the defined contribution retirement plan business and cessation of marketing activities for new defined benefit retirement business. Variable universal life deposits increased in the quarter due to increased sales of specialty variable life products. Group variable universal life deposits decreased in the quarter due to the cessation of marketing activities for this product.

Annuity products are distributed primarily through three distribution  channels:
(1) "Agency", which consists of the Company's career agency force; (2) "Select", which consists of a network of third party broker-dealers; and (3) "Partners", which includes distributors of the mutual funds advised by Scudder, Pioneer Investment Management, Inc. ("Pioneer") and Delaware Management Company ("Delaware"). Agency, Select, and Partners represented, respectively, approximately 18%, 31%, and 51% of individual annuity deposits in the second quarter of 2002, and Scudder represented 47% of all individual annuity deposits. During the second quarter of 2001, Agency, Select, and Partners represented, respectively, approximately 24%, 42%, and 34% of individual annuity deposits, and Scudder represented 25% of all individual annuity deposits. The

Company's ability to distribute its products through the Partner channel is highly dependent on its relationships with Scudder and Pioneer, respectively, and, through both the Partner and Select channels, on its relationships and reputation with the broker-dealer firms which distribute the products. Selling agreements with broker-dealer firms, including those appointed through Scudder and Pioneer, are generally terminable by either party upon 30 days notice.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

For the six months ended June 30, 2002, total premiums and deposits increased $182.5 million, or 9.6%, to $2,081.5 million. These increases are primarily due to higher annuity deposits into the Company's separate accounts resulting, in part, from the aforementioned selling emphasis by Scudder. These increases were partially offset by lower general account annuity deposits resulting from the aforementioned promotional annuity program offered in 2001 and lower group annuity deposits resulting from the Company's decision to cease marketing activities for new group retirement business. Variable universal life deposits increased due to increased sales of specialty variable life products. Group variable universal life deposits decreased due to the cessation of marketing activities for this product.

Agency, Select, and Partners represented, respectively, approximately 20%, 33%, and 47% of individual annuity deposits in the first six months of 2002, and Scudder represented 41% of all individual annuity deposits. During the first six months of 2001, Agency, Select, and Partners represented, respectively, approximately 25%, 40%, and 35% of individual annuity deposits, and Scudder represented 25% of all individual annuity deposits.

Allmerica Asset Management

The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.

                                                                  (Unaudited)                      (Unaudited)
                                                                 Quarter Ended                   Six Months Ended
                                                                    June 30,                         June 30,
                                                           --------------------------       ---------------------------
(In millions)                                                2002             2001            2002              2001
-----------------------------------------------------------------------------------------------------------------------
Interest margins on GICs:
   Net investment income............................... $      24.9       $      39.5      $     51.4        $     76.4
   Interest credited...................................        22.6              35.6            46.2              67.6
                                                           ---------        ---------       ----------        ---------
Net interest margin....................................         2.3               3.9             5.2               8.8
                                                           ---------        ---------       ----------        ---------
Fees and other income
  External.............................................         5.6               1.1            10.2               2.8
  Internal.............................................         1.4               1.3             2.7               2.7
Other operating expenses...............................        (4.2)             (1.9)           (7.9)             (3.9)
                                                           ---------        ---------       ----------        ---------
Segment income......................................... $       5.1       $       4.4      $     10.2        $     10.4
                                                           =========        =========       ==========        =========
Average GIC deposits outstanding                        $   2,271.4       $   2,942.7      $  2,370.5        $  2,600.2
                                                           =========        =========       ==========        =========

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Segment income increased $0.7 million, or 15.9%, to $5.1 million during the second quarter of 2002. This increase is primarily due to the inclusion of earnings related to Allmerica's premium financing subsidiary, AMGRO, which was previously included in the Risk Management segment, in Allmerica Asset Management's (AAM) results beginning in 2002. Also, segment income increased due to increased earnings related to asset management services provided to external clients, partially offset by decreased earnings on GICs. Earnings on GICs decreased $1.6 million primarily due to withdrawals of short-term funding agreements and to lower net investment income. Net investment income declined primarily due to the shift from higher yielding below investment grade securities to lower yielding, but higher quality investment grade securities during 2002 and 2001, and to the effect of defaults on certain bonds supporting GIC obligations. An increase in earnings from asset management services provided to external clients resulted from new external assets under management.

At March 31, 2002, the Company held $478.4 million of short-term funding agreements with put features which allow the policyholder to cancel the contract prior to maturity. During the second quarter of 2002, payments related to short-term funding agreement withdrawals were approximately $190 million. Also, during the second quarter of 2002, the Company was notified of approximately $105 million of additional withdrawals. Payments related to these withdrawal notifications are expected in the third quarter of 2002. Subsequent to June 30, 2002, the Company was notified of approximately $185 million of additional withdrawals which represent the remaining outstanding short-term funding agreements with put features. Payments related to these subsequent withdrawal notifications are expected in the fourth quarter of 2002. Management expects income from the GIC product line to be unfavorably affected in future periods due to short-term funding agreement withdrawals. In addition, management does not expect to pursue future sales of short-term or long-term funding agreements.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Segment income decreased $0.2 million, or 1.9%, to $10.2 million in the first six months of 2002. This decrease is primarily due to decreased earnings on GICs, partially offset by the inclusion of earnings related to Allmerica's premium financing subsidiary, AMGRO, in AAM's results beginning in 2002 and an increase in fees and other income related to external clients. Earnings on GICs decreased in 2002 primarily due to withdrawals of short-term funding agreements and to lower net investment income. Net investment income declined primarily due to the shift from higher yielding below investment grade securities to lower yielding, but higher quality investment grade securities during 2002 and 2001, and to the effect of the aforementioned bond defaults. The increase in external fees and other income primarily resulted from the aforementioned increase in other external assets under management from additional deposits.

At December 31, 2001, the Company held $761.8 million of short-term funding agreements with put features which allow the policyholder to cancel the contract prior to maturity. During the first six months of 2002, payments related to short-term funding agreement withdrawals were approximately $476 million. Also, during the second quarter of 2002, the Company was notified of approximately $105 million of additional withdrawals. Payments related to these withdrawal notifications are expected in the third quarter of 2002. Subsequent to June 30, 2002, the Company was notified of approximately $185 million of additional withdrawals which represent the remaining short-term funding agreements with put features. Payments related to these subsequent withdrawal notifications are expected in the fourth quarter of 2002.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                                                                 (Unaudited)                    (Unaudited)
                                                                Quarter Ended                Six Months Ended
                                                                   June 30,                      June 30,
                                                          ------------------------------------------------------------
(In millions)                                               2002              2001          2002              2001
----------------------------------------------------------------------------------------------------------------------
Segment  revenues
  Net investment income..............................  $      1.5       $       1.5    $      3.2        $       2.5

  Interest expense...................................         3.8               3.8           7.6                7.6
  Other operating expenses...........................        12.9              13.3          27.2               26.7
                                                          ----------       ----------     ----------        ---------
Segment loss.........................................  $    (15.2)      $     (15.6)   $    (31.6)       $     (31.8)
                                                          ==========       ==========     ==========        =========



Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

The segment loss decreased $0.4 million, or 2.6%, to $15.2 million in the second quarter of 2002, primarily resulting from state tax credits recognized by the holding company, partially offset by increased spending in corporate overhead costs.

Interest expense for both periods relates principally to the interest paid on the Senior Debentures of the Company.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Segment loss decreased $0.2 million, or 0.6%, to $31.6 million in the first six months of 2002, primarily resulting from state tax credits recognized by the holding company and higher net investment income. These increases were partially offset by increased spending in corporate overhead costs.

Interest expense for both periods relates to the interest paid on the Senior Debentures of the Company.

Investment Portfolio

The Company held general account investment assets diversified across several asset classes, as follows:

                                                             (Unaudited)
                                                            June 30, 2002                   December 31, 2001
                                                   --------------------------------- --------------------------------
                                                     Carrying        % of Total        Carrying       % of Total
(In millions)                                         Value        Carrying Value       Value       Carrying Value
-------------------------------------------------- ------------- ------------------- ------------- ------------------
Fixed maturities (1)............................      $ 8,938.3          87.5%           $9,401.7          88.1%
Equity securities (1)...........................           54.7           0.5                62.1           0.6
Mortgages.......................................          309.0           3.0               321.6           3.0
Policy loans....................................          372.6           3.6               379.6           3.5
Cash and cash equivalents.......................          376.1           3.7               350.2           3.3
Other long-term investments.....................          170.3           1.7               161.2           1.5
                                                   ------------- ------------------- ------------- ------------------
     Total......................................      $10,221.0         100.0%          $10,676.4         100.0%
                                                   ============= =================== ============= ==================
---------------------------------------------------------------------------------------------------------------------

(1) The Company carries fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets decreased $455.4 million, or 4.3%, to $10.2 billion during the first six months of 2002. This decrease consisted primarily of reductions in fixed maturities of $463.4 million, principally due to short-term funding agreement withdrawals in the Allmerica Asset Management segment.

The Company's fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners, investment grade securities comprised 89.5% and 90.7% of the Company's total fixed maturity portfolio at June 30, 2002 and December 31, 2001, respectively. Although management expects that new funds will be invested primarily in investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests. The average yield on fixed maturities was 6.8% and 7.4% for the six months ended June 30, 2002 and 2001, respectively. This decline reflects the shift from higher yielding below investment grade securities to lower yielding, but higher quality investment grade securities, as well as lower prevailing fixed maturity investment rates since the first quarter of 2001. Due to the current interest rate environment, management expects its investment yield to be negatively affected by lower prevailing fixed maturity investment rates in 2002.

As of June 30, 2002 and December 31, 2001, approximately $515.1 million and $509.8 million, respectively, of the Company's fixed maturities were invested in non-publicly traded securities. Fair values of non-publicly traded securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

Principally as a result of the Company's exposure to below investment grade securities, the Company recognized $59.4 million and $95.2 million of realized losses on other-than-temporary impairments of fixed maturities during the first six months of 2002 and 2001, respectively. Other-than-temporary impairments in 2002 included $10.4 million from securitized investment portfolios and $9.5 million related to securities issued by Worldcom and affiliated companies. Other-than-temporary impairments in 2001 included a $21.9 million loss from a securitized investment portfolio. The losses reflect the continued deterioration of high-yield securities in our portfolio. In addition, the Company recognized $8.0 million of realized losses on other-than-temporary impairments of equity securities during the first six months of 2002. In the Company's determination of other-than-temporary impairments, management considers several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below the Company's cost, and with respect to fixed maturity investments, any factors that might raise doubt about the issuer's ability to pay all amounts due according to the contractual terms. The Company applies these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary losses are recorded as unrealized losses, which do not impact net income and earnings per share but reduce other comprehensive income.

In addition, the Company had fixed maturity securities with a carrying value of $39.5 million and $9.8 million on non-accrual status at June 30, 2002 and December 31, 2001, respectively. No assurance can be given that the fixed maturity impairments will, in-fact, be adequate to cover future losses or that substantial additional impairments will not be required in the future.

The effect of holding securities for which income is not accrued, compared with amounts that would have been recognized in accordance with the original terms of the investments, was a reduction in net investment income of $9.2 million and $6.8 million for the six months ended June 30, 2002 and 2001, respectively. This includes the impact of securities held as of the aforementioned financial statement dates, as well as securities sold during those periods. Management expects that defaults in the fixed maturities portfolio may continue to negatively impact investment income.

The gross unrealized losses on our fixed maturities and equity securities are viewed as being temporary as it is management's assessment that these securities will recover in the near-term and, further, that the Company has the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in market value. The risks inherent in the assessment methodology include the risk that market factors may differ from management's expectations; management may decide to subsequently sell a security for unforeseen liquidity needs; or the credit assessment or equity characteristics may change from the Company's original assessment and the Company may determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and the Company would record a charge to earnings.

Of the $185.1 million gross unrealized losses of fixed maturities as of June 30, 2002, approximately $34.9 million relates to fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions. An additional $57.8 million of gross unrealized losses relates to holdings of investment grade fixed maturities in a variety of industries and sectors, while approximately $92.4 million relates to holdings of below investment grade fixed maturities in a variety of industries and sectors. Substantially all below investment grade securities with an unrealized loss have been rated by either the NAIC, S&P or Moody's as of June 30, 2002. Also, $2.3 million in gross unrealized losses related to equity securities.

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

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

The provision for federal income taxes was a benefit of $61.6 million during the second quarter of 2002, compared to a benefit of $1.7 million during the same period in 2001. These provisions resulted in consolidated effective federal tax rates of (54.5%) and (11.0%) for the quarters ended June 30, 2002 and 2001, respectively. It is the Company's policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax benefit for 2002 has been computed based on the first half of 2002 as a discreet period due to the uncertainty regarding the Company's ability to reliably estimate pre-tax income for the remainder of the year. The Company cannot reliably estimate pre-tax income for the second half of 2002 principally due to the impact of the equity markets on the Company, including possible additional amortization of DAC. The large benefit in the current quarter is primarily due to the significant loss recognized by the AFS segment. The benefit also reflects a $12.1 million favorable settlement of certain prior years' federal income tax returns.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The provision for federal income taxes was a benefit of $52.1 million during the first six months of 2002, compared to an expense of $4.7 million during the same period in 2001. These provisions resulted in consolidated effective federal tax rates of (108.5%) and 9.0% for the six months ended June 30, 2002 and 2001, respectively. The large benefit in the current period is primarily due to the significant loss recognized by the AFS segment. The benefit also reflects a $12.1 million favorable settlement of certain prior years' federal income tax returns.

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

Property & Casualty Insurance Loss Reserves

The amount of loss and loss adjustment expense reserves (the "loss reserves") is determined based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is highly judgmental, and requires the Company to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, the Company develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process, which vary by line of business, include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Because the amount of the loss reserves is sensitive to the Company's assumptions, the Company does not completely rely on only one estimate to determine its loss reserves. Rather, the Company develops several estimates using generally recognized actuarial projection methodologies that result in a range of reasonably possible loss reserve outcomes; the Company's best estimate is within that range. When trends emerge that the Company believes affect the future settlement of claims, the Company would react accordingly by adjusting its reserves. Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as "prior year reserve development". Such development can be either favorable or unfavorable to the financial results of the Company.

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

Variable Products' Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of insurance deposits. Acquisition costs related to the Company's variable products (variable universal life and variable annuities) are recorded on the balance sheet and amortized through the income statement in proportion to total estimated gross profits over the expected life of the contracts. The Company's estimated gross profits are based on assumptions including mortality, persistency, asset growth rates and expenses associated with policy maintenance. The principal source of earnings for these policies are from asset-based fees, which can vary in relation to changes in the equity markets.

At each balance sheet date, the Company evaluates the historical and expected future gross profits. Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy/annuity issuance. The cumulative difference related to prior periods is recognized as a component of the current periods' amortization, along with amortization associated with the actual gross profits of the period. Lower actual gross profits in a period would typically result in less amortization expense in that period. The converse would also be true. However, if lower gross profits were to continue into the future, additional amortization of the existing DAC asset may occur.

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

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. Further, in connection with the transfer of FAFLIC's ownership of the Company's property and casualty subsidiaries to AFC in 1999, it was agreed with the Massachusetts Commissioner of Insurance (the "Massachusetts Commissioner") that FAFLIC's risk based capital would be maintained at 225%, or higher, of the "Company Action Level", which is the level of risk based capital generally required by state regulation. The agreement provided that the Massachusetts Commissioner would have the authority to require FAFLIC to increase its risk based capital to at least 225% under a plan approved by the Commissioner in the event that FAFLIC reported risk based capital below 225% through the year 2005.

During the first six months of 2002, AFC did not receive any dividend payments from its insurance subsidiaries. In July 2002, AFC received $92 million of dividends from its property and casualty businesses. Additional dividends from the Company's property and casualty insurance subsidiaries prior to July 2003 would be considered "extraordinary" and would require prior approval from the respective state regulators. The Company does not expect dividend payments from its life insurance subsidiaries.

During the first six months of 2002, AFC contributed $40 million to FAFLIC. In August 2002, AFC contributed an additional $158 million to FAFLIC. These contributions were made in order to maintain FAFLIC's statutory surplus at levels in consideration of its financial ratings with rating agencies and the agreement with the Massachusetts Commissioner described above. Such capital contributions were made due to the negative impact on statutory surplus of increased GMDB reserves, an increased level of realized investment losses and the level of premiums and deposits.

The statutory surplus of the life companies is highly sensitive to movements in the equity markets. This is due to the required methodology for calculating GMDB ("Actuarial Guideline 34") reserves for statutory accounting purposes. As of June 30, 2002, the level of net GMDB reserves in the life companies was approximately $180 million. The increase of these reserves does not result directly in cash losses to the Company, but it does result in a reduction in statutory surplus. For each one percent decline in the S&P 500 stock index, the expected increase in required statutory GMDB reserves is approximately $6 million to $8 million. Any increase in required reserves would result in an equal decrease in the statutory surplus. Any increase in the S&P 500 Index would result in a decrease in required statutory GMDB reserves, as well as an increase in surplus, but to a lesser extent, due to the impact of the GMDB reinsurance with an independent reinsurer, discussed below.

Management expects that additions to the statutory surplus of FAFLIC may be required. Such additions could be funded by "extraordinary" dividends from the property and casualty insurance subsidiaries, borrowing under the existing syndicated credit agreement, reinsurance contracts, raising debt or equity in the public or private markets, or an internal reorganization of certain insurance entities. The Company could also reduce sales of variable insurance products to help maintain statutory capital and risk based capital levels.

In 2001, AFLIAC agreed to cede its GMDB costs in excess of $40 million, but not to exceed $80 million, annually for a three year period, to an independent reinsurer. Under a related agreement, AFC agreed to reimburse these costs to the reinsurer. Through the six months ended June 30, 2002, AFLIAC incurred GMDB costs of approximately $47.2 million and ceded approximately $7.2 million under the agreement. Management believes that unless equity market values appreciate from June 30, 2002 levels, AFC will be required to reimburse additional GMDB costs.

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

Net cash provided by operating activities was $149.6 million and $277.7 million during the first six months of 2002 and 2001, respectively. Net cash was higher in 2001 compared to 2002 primarily as a result of the promotional annuity program with enhanced crediting rates of 7% in 2001, which attracted higher deposits into the Company's general accounts. This decrease in 2002 was partially offset by lower loss and LAE payments in 2002 in the property and casualty business.

Net cash provided by investing activities was $479.4 million for the first six months of 2002, compared to net cash used in investing activities of $799.2 million for the same period of 2001. The $1.3 billion increase in cash provided is primarily the result of net sales of fixed maturities in 2002 due to funding agreement withdrawals. In 2001, net purchases of fixed maturities resulted from the investment of net deposits from funding agreements.

Net cash used in financing activities was $603.1 million during the first six months of 2002, compared to net cash provided by financing activities of $723.1 million for the same period of 2001. The decrease in 2002 is primarily due to net funding agreement withdrawals, including trust instruments supported by funding obligations, of $595.2 million as compared to net deposits of $706.4 million in 2001.

Management believes the holding company of AFC has the ability to meet its obligations including, but not limited to, interest on the Senior Debentures and Capital Securities, and dividends, when and if declared by the Board of Directors, on the common stock. Whether the Company will pay dividends in the future depends upon the earnings and financial condition of AFC.

Based on current trends, the Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company's insurance subsidiaries maintain a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. AFC has $150.0 million available under a committed syndicated credit agreement which expires on May 23, 2003. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. At June 30, 2002, no amounts were outstanding under this agreement. The Company had $74.4 million of commercial paper borrowings outstanding at June 30, 2002. These borrowings are used in connection with AMGRO's premium financing business, which is included in the Allmerica Asset Management segment, and for short-term funding requirements in the Allmerica Financial Services segment. The Company also funds the premium financing business through sales of receivables generated by this business.

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

Recent Developments

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims.

Management believes that strong ratings are important factors in marketing the Company's products to its agents and customers, since rating information is broadly disseminated and generally used throughout the industry. Insurance company ratings are assigned to an insurer based upon factors relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security.

During August 2002, Standard & Poor's rating service revised downward its financial strength rating of the property & casualty companies from "AA-" (Very Strong) to "A+" (Strong) with a negative outlook as well as the life insurance companies from "AA-" (Very Strong) to "A" (Strong) with a stable outlook. In addition, Standard & Poor's downgraded its senior debt rating for the Company from "A-" (Strong) to "BBB" (Good) with a stable outlook.

During July 2002, Moody's rating service revised downward its financial strength rating of Hanover Insurance Company from "A1" (Good) to "A2" (Good) with a negative outlook as well as the life insurance companies from "A1" (Good) to "A3" (Good) with a stable outlook. In addition, Moody's downgraded its senior debt rating for the Company from "A3" (Good) to "Baa2" (Adequate) and downgraded its short-term insurance financial strength rating of FAFLIC from "P1" (Superior) to "P2" (Strong) with a stable outlook.

Additionally, during July 2002, A.M. Best rating service revised downward its financial strength ratings of the life insurance companies from "A" (Excellent) to "A-" (Excellent). In addition, AFC's senior debt ratings were downgraded from "a-" to "bbb+" with a negative outlook; the capital securities rating was downgraded from "bbb+" to "bbb" with a negative outlook; and the commercial paper rating was lowered from AMB-1 to AMB-2. A.M. Best maintained its financial strength ratings for the property and casualty companies, but assigned a negative outlook.

Rating downgrades from current levels may adversely affect the Company's product sales. In addition, certain rating downgrades from current levels could precipitate the payment of funds held by the Company related to its aggregate excess of loss reinsurance treaty. Rating downgrades from current levels may adversely affect the cost and availability of any additional debt financing.

The financial position and results of operations of the Allmerica Financial Services segment are highly dependent on equity market valuations. From its peak in March 2000 when the S&P 500 index was at 1,527.46 points, the market has declined 35.2% at June 30, 2002 to 989.82 points. Of this decrease, 13.7%, or
157.57 points, occurred during the second quarter of 2002 alone. As of August 13, 2002, the S&P 500 index was at 884.21 points, down 10.7% from June 30, 2002. As noted elsewhere in this Management's Discussion and Analysis, the decline in equity market valuations have resulted in, and continue to result in, among other things, increased GMDB expenses, lower fee income, higher DAC amortization and higher statutory capital reserve requirements. These declines, together with the increasing competitiveness in the variable product retirement market, may result in changes in the Allmerica Financial Services business segment or the Company, some of which could be material.

Other Considerations/Forward-Looking Statements

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 2002 and beyond to differ materially from historical results and from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in Management's Discussion and Analysis, the words "believes", "anticipated", "expects" and similar expressions are intended to identify forward looking statements. The Company describes these factors and considerations in greater detail in "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2 to the Company's Annual Report on Form 10-K for the period ended December 31, 2001. Such factors could also cause future results to differ from historical results.

Factors that may cause actual results to differ materially from historical results and from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) lower appreciation on or decline in value of the Company's managed investments or the investment markets in general, resulting in reduced variable product sales, assets and related variable product, management and brokerage fees, lapses and increased surrenders, increased DAC amortization, as well as increased cost of guaranteed minimum death benefits/decreased account balances supporting our guaranteed benefits products; (ii) adverse catastrophe experience and severe weather; (iii) adverse loss development for events the Company has insured in either the current or in prior years or adverse trends in mortality and morbidity; (iv) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (v) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business and recent and future changes affecting the tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations; (vi) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vii) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (viii) difficulties in recruiting new or retaining existing career agents, wholesalers, broker-dealers and partnership relations to support the sale of variable products; (ix) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (x) loss or retirement of key executives; (xi) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (xii) changes in the Company's liquidity due to changes in asset and liability matching; (xiii) restrictions on insurance underwriting;
(xiv) adverse changes in the ratings obtained from independent rating agencies, such as Fitch, Moody's, Standard and Poor's and A.M. Best, (xv) possible claims relating to sales practices for insurance products; (xvi) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts or adverse effects on the cost and availability of reinsurance resulting from the September 11 terrorist attack; (xvii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products; (xviii) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets; (xix) losses resulting from the Company's participation in certain reinsurance pools; (xx) losses due to foreign currency fluctuations; (xxi) defaults in debt securities held by the Company, and (xxii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels.

In addition, with respect to the Allmerica Financial Services segment, the Company has provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses, net amount at risk, DAC amortization and Actuarial Guideline 34 reserves for statutory accounting purposes. This information is an estimation only and is based upon matters as in effect on June 30, 2002. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal patterns, level of sales of variable insurance products, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3

                     QUANTITATIVE AND QUALITATIVE DICLOSURES
                                ABOUT MARKET RISK


The Company's market risks, and the way the Company manages them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes in the first six months of 2002 to such risks or the management of such risks.

                           PART II - OTHER INFORMATION
                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


This registrant's annual shareholder's meeting was held on May 14, 2002. All four directors nominated for re-election by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulations 14A of the Securities and Exchange Act of 1934.


                                    VOTES FOR                         WITHHELD
Samuel J.Gerson                     41,984,070                        420,255
Wendell J. Knox                     41,558,561                        845,764
Robert J. Murray                    42,012,777                        391,548
John R. Towers                      41,559,284                        845,041

The other directors whose terms were continued after the Annual Meeting are Mr. Michael P. Angelini, Mr. E. Gordon Gee, Ms. Gail L. Harrison, Mr. Robert P. Henderson, Mr. M Howard Jacobson, Mr. Terrence Murray, Mr. John F. O'Brien and Mr. Herbert M. Varnum.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Independent Public Accountants of the Company for 2002: for 40,524,370; against 1,761,435; abstain 118,520.

                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      EX - 10.38  Amendment to the Credit  Agreement  dated as of May 27, 2002 between the Registrant and JPMorgan Chase Bank
      EX - 10.41  Stop/Loss Reinsurance Agreement effective September 30, 2001, between Allmerica  Financial  Life  Insurance and Annuity
                  Company and Lincoln  National Reassurance Company
      EX - 10.42  Amended and Restated Put Option  Agreement  dated  September
                  30, 2001 between Allmerica Financial Corporation and Old Fort
                  Insurance Company, Ltd.
      EX - 99.1   Certification  of the Chief  Executive  Officer  pursuant  to
                  18 U.S.C.  Section  1350,  as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
      EX - 99.2   Certification  of the Chief  Financial  Officer  pursuant  to
                  18 U.S.C.  Section  1350,  as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Allmerica Financial Corporation
                                   Registrant



Dated    August 14, 2002
                                     /s/ John F. O'Brien
                                     John F. O'Brien
                                     President and Chief Executive Officer


Dated    August 14, 2002
                                     /s/ Edward J. Parry III
                                     Edward J. Parry III
                                     Vice President, Chief Financial Officer and
                                     Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit Number      Exhibit

10.38 Amendment to the Credit Agreement dated as of May 27, 2002 between the Registrant and JPMorgan Chase Bank
10.41 Stop/Loss Reinsurance Agreement effective September 30, 2001, between Allmerica Financial Life Insurance and Annuity Company and Lincoln National Reassurance Company
10.42 Amended and Restated Put Option Agreement dated September 30, 2001 between Allmerica Financial Corporation and Old Fort Insurance Company, Ltd.
99.1 Certification of the Chief Executive Officer prusuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002