Form 10-Q
period 2002-09-30
ALLMERICA FINANCIAL CORP
filed 2002-11-14
CIK 944695

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from:____ to ____
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 52,900,919 shares of common stock outstanding, as of November 1, 2002.

                                       53
                 Total Number of Pages Included in This Document
                           Exhibit Index is on Page 54

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements
             Consolidated Statements of Income                                 3
             Consolidated Balance Sheets                                       4
             Consolidated Statements of Shareholders' Equity                   5
             Consolidated Statements of Comprehensive Income                   6
             Consolidated Statements of Cash Flows                             7
             Notes to Interim Consolidated Financial Statements           8 - 16

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         17 - 47

   Item 3.   Quantitative and Qualitative Disclosures About Market
             Risk                                                             48

   Item 4.   Controls and Procedures                                          48

PART II.     OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                                 49

SIGNATURES                                                                    50

CERTIFICATIONS                                                           51 - 53



                                                         PART I - FINANCIAL INFORMATION
                                                          ITEM 1 - FINANCIAL STATEMENTS

                                                         ALLMERICA FINANCIAL CORPORATION
                                                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              (Unaudited)                     (Unaudited)
                                                                             Quarter Ended                 Nine Months Ended
                                                                             September 30,                   September 30,
                                                                       ----------------------------------------------------------
 (In millions, except per share data)                                     2002           2001            2002            2001
---------------------------------------------------------------------------------------------------------------------------------
Revenues
   Premiums...................................................      $      576.2   $      559.9    $    1,736.2    $    1,685.4
   Universal life and investment product policy fees..........              97.1           95.0           291.9           294.6
   Net investment income......................................             152.8          169.6           452.9           501.1
   Net realized investment losses.............................              (7.8)          (4.9)          (83.9)          (89.6)
   Other income...............................................              36.6           33.4           105.5           102.6
                                                                       -----------    -----------     ------------    -----------
        Total revenues........................................             854.9          853.0         2,502.6         2,494.1
                                                                       -----------    -----------     ------------    -----------

Benefits, losses and expenses
   Policy benefits, claims, losses and loss adjustment
     expenses.................................................             616.4          558.6         1,669.9         1,636.7
   Policy acquisition expenses................................             542.3          125.4           912.6           355.8
   Net losses (gains) on derivative instruments...............               0.1            0.6           (30.3)           (2.3)
   Other operating expenses...................................             187.2          144.6           489.5           427.8
                                                                       -----------    -----------     ------------    -----------
         Total benefits, losses and expenses..................           1,346.0          829.2         3,041.7         2,418.0
                                                                       -----------    -----------     ------------    -----------

   (Loss) income before federal income taxes..................            (491.1)          23.8          (539.1)           76.1
                                                                       -----------    -----------     ------------    -----------

   Federal income tax (expense) benefit:
      Current.................................................             (15.9)          71.4           (12.5)           99.6
      Deferred................................................             197.6          (60.0)          246.3           (92.9)
                                                                       -----------    -----------     ------------    -----------
         Total federal income tax benefit.....................             181.7           11.4           233.8             6.7
                                                                       -----------    -----------     ------------    -----------
   (Loss) income before minority interest and cumulative
      effect of change in accounting principle................            (309.4)          35.2          (305.3)           82.8


   Minority interest:
      Distributions on mandatorily redeemable preferred
        securities of a subsidiary trust holding solely
        junior subordinated debentures of the Company.........              (4.0)          (4.0)          (12.0)          (12.0)
                                                                       -----------    -----------     ------------    -----------
   (Loss) income before cumulative effect of change in
      accounting principle....................................            (313.4)          31.2          (317.3)           70.8

   Cumulative effect of change in accounting principle (less
      applicable income tax benefit of $2.0 and $1.7 for the
      nine months ended September 30, 2002 and 2001)..........               -              -              (3.7)           (3.2)
                                                                       -----------    -----------     ------------    -----------
   Net (loss) income..........................................      $     (313.4)  $       31.2    $     (321.0)   $       67.6
                                                                       ===========    ===========     ============    ===========

  PER SHARE DATA
   Basic
      (Loss) income before cumulative effect of change in
        accounting principle..................................      $      (5.93)  $        0.59   $       (6.00)  $        1.34

      Cumulative  effect of change  in  accounting  principle
        (less applicable income tax benefit of $0.04 and $0.03
        for the nine months ended September 30, 2002 and 2001)              -               -              (0.07)          (0.06)
                                                                       -----------    -----------     ------------    -----------
      Net (loss) income.......................................      $      (5.93)  $        0.59   $       (6.07)  $        1.28
                                                                       ===========    ===========     ============    ===========

      Weighted average shares outstanding ....................              52.9            52.7            52.9            52.6
                                                                       ===========    ===========     ============    ===========

   Diluted
      (Loss) income before cumulative effect of change in
        accounting principle..................................      $      (5.93)  $        0.59   $       (6.00)  $        1.33

      Cumulative  effect of change  in  accounting  principle
        (less applicable income tax benefit of $0.04 and $0.03
        for the nine months ended September 30, 2002 and 2001)              -               -              (0.07)          (0.06)
                                                                       -----------    -----------     ------------    -----------
      Net (loss) income ......................................      $      (5.93)  $        0.59   $       (6.07)  $        1.27
                                                                       ===========    ===========     ============    ===========

      Weighted average shares outstanding.....................              52.9            53.1             52.9           53.1
                                                                       ===========    ===========     ============    ===========


                        The accompanying notes are an integral part of these consolidated financial statements.



                                                    ALLMERICA FINANCIAL CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                                                                       (Unaudited)
                                                                                      September 30,       December 31,
(In millions, except per share data)                                                      2002                2001
--------------------------------------------------------------------------------------------------------------------------
Assets
   Investments:
      Fixed maturities-at fair value (amortized cost of $8,677.7 and $9,294.0)..     $    8,949.2       $     9,401.7
      Equity securities-at fair value (cost of $50.4 and $61.2).................             50.4                62.1
      Mortgage loans............................................................            286.7               321.6
      Policy loans..............................................................            360.4               379.6
      Other long-term investments...............................................            169.3               161.2
                                                                                        ----------         -----------
        Total investments.......................................................          9,816.0            10,326.2
                                                                                        ----------         -----------
   Cash and cash equivalents....................................................            952.3               350.2
   Accrued investment income....................................................            141.4               152.3
   Premiums, accounts and notes receivable, net.................................            581.2               628.4
   Reinsurance receivable on paid and unpaid losses,
      benefits and unearned premiums............................................          1,437.0             1,426.8
   Deferred policy acquisition costs............................................          1,417.6             1,784.2
   Deferred federal income taxes................................................            406.0               168.1
   Goodwill.....................................................................            131.2               139.2
   Other assets.................................................................            493.0               522.3
   Separate account assets......................................................         12,152.9            14,838.4
                                                                                        ----------         -----------
      Total assets..............................................................     $   27,528.6       $    30,336.1
                                                                                        ==========         ===========

Liabilities
   Policy liabilities and accruals:
      Future policy benefits....................................................     $    4,766.3       $     4,099.6
      Outstanding claims, losses and loss adjustment expenses...................          3,040.1             3,029.8
      Unearned premiums.........................................................          1,083.8             1,052.5
      Contractholder deposit funds and other policy liabilities.................          1,083.9             1,763.9
                                                                                        ----------         -----------
        Total policy liabilities and accruals...................................          9,974.1             9,945.8
                                                                                        ----------         -----------
   Expenses and taxes payable...................................................            987.2               934.1
   Reinsurance premiums payable.................................................            113.3               125.3
   Trust instruments supported by funding obligations...........................          1,696.2             1,518.6
   Short-term debt..............................................................              -                  83.3
   Long-term debt...............................................................            199.5               199.5
   Separate account liabilities.................................................         12,152.9            14,838.4
                                                                                        ----------         -----------
      Total liabilities.........................................................         25,123.2            27,645.0
                                                                                        ----------         -----------

   Minority interest:
      Mandatorily redeemable preferred securities of a subsidiary trust holding
        solely junior subordinated debentures of the Company....................            300.0               300.0
                                                                                        ----------         -----------

   Commitments and contingencies  (Note 11)

Shareholders' equity
   Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued              -                   -
   Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million
      shares issued.............................................................              0.6                 0.6
   Additional paid-in capital...................................................          1,762.3             1,758.4
   Accumulated other comprehensive income (loss)................................             11.5               (13.7)
   Retained earnings............................................................            731.3             1,052.3
   Treasury stock at cost (7.4 and 7.5 million shares)..........................           (400.3)             (406.5)
                                                                                        ----------         -----------
      Total shareholders' equity................................................          2,105.4             2,391.1
                                                                                        ----------         -----------
        Total liabilities and shareholders' equity..............................     $   27,528.6       $    30,336.1
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


                                                    ALLMERICA FINANCIAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                (Unaudited)
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         ---------------------------
(In millions)                                                                              2002             2001
--------------------------------------------------------------------------------------------------------------------
Preferred Stock
   Balance at beginning and end of period.......................................      $      -        $       -
                                                                                         --------        ---------

Common Stock
   Balance at beginning and end of period.......................................             0.6              0.6
                                                                                         --------        ---------

Additional paid-in capital
   Balance at beginning of period...............................................         1,758.4          1,765.3
      Unearned compensation related to restricted stock and other...............             3.9             (9.3)
                                                                                         --------        ---------
   Balance at end of period.....................................................         1,762.3          1,756.0
                                                                                         --------        ---------

Accumulated Other Comprehensive Income
  Net unrealized appreciation (deppreciation) on investments:
   Balance at beginning of period...............................................            28.4             (5.2)

      Net appreciation on available-for-sale securities.........................            98.1            151.4
      Provision for deferred federal income taxes...............................           (34.3)           (53.0)
                                                                                         --------        ---------
                                                                                            63.8             98.4
                                                                                         --------        ---------
      Net depreciation on derivative instruments................................           (59.4)           (74.6)
      Benefit for deferred federal income taxes.................................            20.8             26.1
                                                                                         --------        ---------
                                                                                           (38.6)           (48.5)
                                                                                         --------        ---------
   Balance at end of period.....................................................            53.6             44.7
                                                                                         --------        ---------

  Minimum Pension Liability:
   Balance at beginning and end of period.......................................           (42.1)             -
                                                                                         --------        ---------

   Total accumulated other comprehensive income.................................            11.5             44.7
                                                                                         --------        ---------

Retained earnings
   Balance at beginning of period...............................................         1,052.3          1,068.7
      Net (loss) income.........................................................          (321.0)            67.6
                                                                                         --------        ---------
   Balance at end of period.....................................................           731.3          1,136.3
                                                                                         --------        ---------

Treasury Stock
   Balance at beginning of period...............................................          (406.5)          (420.3)
     Shares reissued at cost....................................................             6.2             12.5
                                                                                         --------        ---------
   Balance at end of period.....................................................          (400.3)          (407.8)
                                                                                         --------        ---------

          Total shareholders' equity............................................      $  2,105.4      $   2,529.8
                                                                                         ========        =========


                        The accompanying notes are an integral part of these consolidated financial statements.


                                                    ALLMERICA FINANCIAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                (Unaudited)                           (Unaudited)
                                                               Quarter Ended                       Nine Months Ended
                                                               September 30,                          September 30,
                                                    ----------------------------------------------------------------------
(In millions)                                             2002               2001               2002              2001
--------------------------------------------------------------------------------------------------------------------------
Net (loss) income.................................  $     (313.4)      $       31.2      $      (321.0)     $       67.6

Other comprehensive income (loss):
  Available-for-sale securities:
    Net appreciation during the period............          75.8               78.8               98.1             151.4
    Provision for deferred federal income taxes...         (26.5)             (27.6)             (34.3)            (53.0)
                                                       -----------        -----------        -----------       -----------
  Total available-for-sale securities.............          49.3               51.2               63.8              98.4
                                                       -----------        -----------        -----------       -----------

  Derivative instruments:
    Net depreciation during the period............         (37.2)             (80.1)             (59.4)            (74.6)
    Benefit for deferred federal income taxes.....          13.0               28.0               20.8              26.1
                                                       -----------        -----------        -----------       -----------
  Total derivative instruments....................         (24.2)             (52.1)             (38.6)            (48.5)
                                                       -----------        -----------        -----------       -----------
Other comprehensive income (loss).................          25.1               (0.9)              25.2              49.9
                                                       -----------        -----------        -----------       -----------
Comprehensive (loss) income.......................  $     (288.3)      $       30.3      $      (295.8)     $      117.5
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


                                                    ALLMERICA FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       (Unaudited)
                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                            --------------------------------
(In millions)                                                                                   2002               2001
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net (loss) income.......................................................              $      (321.0)     $        67.6
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Net realized investment losses.......................................                       83.9               89.6
      Gains on derivative instruments......................................                      (30.3)              (2.3)
      Impairment of capitalized technology costs...........................                       29.8                 -
      Net amortization and depreciation....................................                       14.0               14.5
      Deferred federal income taxes........................................                     (246.3)              92.9
      Change in deferred acquisition costs.................................                      320.5             (133.0)
      Change in premiums and notes receivable,
        net of reinsurance payable.........................................                        0.3               (4.2)
      Change in accrued investment income..................................                       10.9                5.2
      Change in policy liabilities and accruals, net.......................                      728.0              504.3
      Change in reinsurance receivable.....................................                      (10.2)              36.3
      Change in expenses and taxes payable.................................                       74.8             (201.1)
      Other, net...........................................................                       18.4              (24.5)
                                                                                            -------------      -------------
            Net cash provided by operating activities......................                      672.8              445.3
                                                                                            -------------      -------------


Cash flows from investing activities
   Proceeds from disposals and maturities of available-for-sale fixed
     maturities............................................................                    2,957.5            1,836.9
   Proceeds from disposals of equity securities............................                       16.5               41.7
   Proceeds from disposals of other investments............................                       34.4               42.2
   Proceeds from mortgages matured or collected............................                       35.9               68.6
   Proceeds from collections of installment finance and notes receivable...                      267.2              153.6
   Purchase of available-for-sale fixed maturities.........................                   (2,342.4)          (2,740.4)
   Purchase of equity securities...........................................                       (1.7)             (10.4)
   Purchase of other investments...........................................                      (27.6)             (19.5)
   Payments related to terminated swap agreements..........................                      (37.4)              (7.2)
   Disbursements to fund installment finance and notes receivable..........                     (232.3)            (169.5)
   Capital expenditures....................................................                       (6.9)             (22.7)
   Other, net..............................................................                        -                  1.5
                                                                                            -------------      -------------
            Net cash provided by (used in) investing activities............                      663.2             (825.2)
                                                                                            -------------      -------------

Cash flows from financing activities
   Deposits and interest credited to contractholder deposit funds..........                      114.0              148.4
   Withdrawals from contractholder deposit funds...........................                     (822.1)            (490.4)
   Deposits to trust instruments supported by funding obligations..........                      165.8            1,109.2
   Withdrawals from trust instruments supported by funding obligations.....                     (109.4)             (86.3)
   Change in short-term debt...............................................                      (83.3)              14.4
   Treasury stock reissued at cost.........................................                        1.1                4.4
                                                                                            -------------      -------------
            Net cash (used in) provided by financing activities............                     (733.9)             699.7
                                                                                            -------------      -------------

Net change in cash and cash equivalents....................................                      602.1              319.8
Cash and cash equivalents, beginning of period.............................                      350.2              281.1
                                                                                            -------------      -------------
Cash and cash equivalents, end of period...................................              $       952.3      $       600.9
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

The interim consolidated financial statements of AFC include the accounts of First Allmerica Financial Life Insurance Company ("FAFLIC") and its subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"); The Hanover Insurance Company ("Hanover")and its subsidiary, Citizens Insurance Company of America ("Citizens"), and other insurance and non-insurance subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2001 Annual Report to Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and life insurance products. This resulted from the cumulative effect of the significant, persistent decline in the equity market, particularly the significant decline in the third quarter of 2002 that followed the decline in the second quarter, as well as the rating agency actions. Susequently, the Company ceased all new sales of proprietary variable annuities and life insurance products. In addition, the Company will not pursue new sales in FAFLIC's funding agreement business (See Note 9). FAFLIC and AFLIAC will retain and service existing customer accounts while utilizing existing agents to distribute third party investment and insurance products.

Thus, the future profitability of FAFLIC and AFLIAC is dependent upon, among other things, the ability to generate non-proprietary sales, the persistency of existing customer accounts, equity market levels, and the ability to rationalize an expense structure consistent with the new business model. The Company believes the earnings of these entities will be substantially less than those in years prior to 2002.

2. New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement No. 146"). This Statement requires that a liability for costs associated with an exit or disposal activity is recognized and measured initially at its fair value in the period the liability is incurred. This statement supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Additionally, the Statement requires financial statement disclosures about the description of the exit or disposal activity, including for each major type of cost, the total amount expected to be incurred and a reconciliation of the beginning and ending liability balances. The provisions of this statement are effective for all exit and disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 is not expected to have a material effect on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). This statement addresses significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"), by developing a single accounting model, based on the framework established in Statement No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. In addition, Statement No. 144 supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"),
"Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The adoption of Statement No. 144 did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), which requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized over their useful lives, but instead be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the statement provides specific guidance for testing the impairment of intangible assets. Additional financial statement disclosures about goodwill and other intangible assets, including changes in the carrying amount of goodwill, carrying amounts by classification of amortized and non-amortized assets, and estimated amortization expenses for the next five years, are also required. This statement became effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets held at the date of adoption. The Company adopted Statement No. 142 on January 1, 2002. In accordance with the transition provisions of this statement, the Company recorded a $3.7 million charge, net-of-taxes, in earnings, to recognize the impairment of goodwill related to two of its non-insurance subsidiaries. The Company utilized a discounted cash flow model to value these subsidiaries.

Effective January 1, 2002, the Company ceased its amortization of goodwill in accordance with Statement No. 142. Amortization expense in the third quarter and the first nine months of 2001 was $1.0 million and $3.0 million, respectively, net-of-taxes. In accordance with Statement No. 142, the following table provides income before the cumulative effect of a change in accounting principle, net
(loss) income, and related per-share amounts as of September 30, 2002 and 2001, as reported and adjusted as if the Company had ceased amortizing goodwill effective January 1, 2001.


                                                                       (Unaudited)                              (Unaudited)
                                                                      Quarter Ended                          Nine Months Ended
                                                                      September 30,                             September 30,
                                                           -------------------------------------------------------------------------
(In millions, except per share data)                              2002              2001                  2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Reported (loss) income before cumulative effect of change
   in accounting principle................................. $    (313.4)        $    31.2              $  (317.3)        $    70.8
   Goodwill amortization...................................           -               1.0                      -               3.0
                                                              -----------        ----------             -----------       ----------
Adjusted (loss) income before cumulative effect of change
   in accounting principle................................. $    (313.4)        $    32.2              $  (317.3)        $    73.8
                                                              ===========        ==========             ===========       ==========

Reported net (loss) income................................. $    (313.4)        $    31.2              $  (321.0)        $    67.6
   Goodwill amortization...................................           -               1.0                      -               3.0
                                                              -----------        ----------             -----------       ----------
Adjusted net (loss) income................................. $    (313.4)        $    32.2              $  (321.0)        $    70.6
                                                              ===========        ==========             ===========       ==========

Per Share Information
Basic
Reported (loss) income before cumulative effect of change
   in accounting principle................................. $     (5.93)        $    0.59              $   (6.00)        $    1.34
   Goodwill amortization...................................           -              0.02                      -              0.05
                                                              -----------        ----------             -----------       ----------
Adjusted (loss) income before cumulative effect of change
   in accounting principle................................. $     (5.93)        $    0.61              $   (6.00)        $    1.39
                                                              ===========        ==========             ===========       ==========

Reported net (loss) income................................. $     (5.93)        $    0.59              $   (6.07)        $    1.28
   Goodwill amortization...................................           -              0.02                      -              0.05
                                                              -----------        ----------             -----------       ----------
Adjusted net (loss) income................................. $     (5.93)        $    0.61              $   (6.07)        $    1.33
                                                              ===========        ==========             ===========       ==========

Diluted
Reported (loss) income before cumulative effect of change
   in accounting principle................................. $     (5.93)        $    0.59              $   (6.00)        $    1.33
   Goodwill amortization...................................           -              0.02                      -              0.05
                                                              -----------        ----------             -----------       ----------
Adjusted (loss) income before cumulative effect of change
   in accounting principle................................. $     (5.93)        $    0.61              $   (6.00)        $    1.38
                                                              ===========        ==========             ===========       ==========

Reported net (loss) income................................. $     (5.93)        $    0.59              $   (6.07)        $    1.27
   Goodwill amortization...................................           -              0.02                      -              0.05
                                                              -----------        ----------             -----------       ----------
Adjusted net (loss) income................................. $     (5.93)        $    0.61              $   (6.07)        $    1.32
                                                              ===========        ==========             ===========       ==========

Note: Due to the use of weighted  average shares  outstanding  when  calculating earnings per common  share,  the sum of the quarterly per common share data may not equal the per common share data for the year.


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

3. Discontinued Operations

During the second quarter of 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters ("AGU") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During the third quarter of 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with APB Opinion No. 30. In the third quarter of 1999, the operating results from the discontinued segment were adjusted to reflect the recording of additional reserves related to accident claims from prior years. The Company also recorded a $30.5 million loss, net-of-taxes, on the disposal of this segment, consisting of after tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $6.1 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of approximately $27 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $76.0 million at September 30, 2002 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At September 30, 2002 and 2001, the discontinued segment had assets of approximately $305.2 million and $397.1 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $361.7 million and $367.6 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $6.0 million and $8.1 million for the quarters ended September 30, 2002 and 2001, respectively, and $18.0 million and $27.9 million for the nine months ended September 30, 2002 and 2001, respectively.

4. Third Quarter Events

Prior to September 30, 2002, the Allmerica Financial Services ("AFS") segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and life insurance products. This resulted from the cumulative effect of the significant, persistent decline in the equity market, particularly the significant decline in the third quarter of 2002 that followed the decline in the second quarter, as well as the rating agency actions. Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products.

Consistent with its accounting policies, the Company evaluated the impact of the aforementioned third quarter 2002 events. As a result of the significant decline in the equity market during the third quarter of 2002, that followed the decline in the second quarter, and the decision to cease new sales of proprietary variable annuities and life insurance products, the Company re-evaluated and revised its assumptions including its estimates of persistency, asset growth rates and asset-based fees. These revisions significantly reduced the total estimated gross profits and expected life of these contracts.

Accordingly, the Company recorded the following charges during the quarter ended September 30, 2002 (unaudited):



(In millions)
-----------------------------------------------------------------------------------------
Additional deferred policy acquisition cost ("DAC")
amortization:
    Revision of surrender rate assumptions....................       $        171.1
    Equity market depreciation................................                 65.7
    Revision of market-related appreciation assumptions.......                 43.3
    Revision of guaranteed minimum death benefits
        ("GMDB") long-term cost assumptions...................                 48.4
    Impairment of DAC asset...................................                159.0
                                                                        ---------------
                                                                              487.5
                                                                        ---------------
GMDB:
    Revision of long-term cost assumptions....................                106.7
    Reduction of DAC amortization.............................                (67.6)
                                                                        ---------------
                                                                               39.1
                                                                        ---------------

 Impairment of capitalized technology costs...................                 29.8
                                                                        ---------------

Total.............................................................   $        556.4
                                                                        ===============

In connection with the aforementioned decision to cease new sales of proprietary variable annuities and life insurance products and as a result of the significant, sustained decline in the equity market, the Company reviewed its estimate of future gross profits to be realized from the AFS products. Based on this review, the Company revised certain of its long-term assumptions related to DAC and GMDB reserves. Accordingly, the Company recorded additional DAC amortization of $487.5 million in the quarter ended September 30, 2002. The Company also recognized an increase to its GMDB reserve of $106.7 million for the quarter ended September 30, 2002, which was partially offset by a reduction in DAC amortization of $67.6 million.

Additionally, as a result of the aforementioned change in business strategy of the AFS business segment, certain capitalized software and other capitalzied technology costs were reviewed for impairment in accordance with Statement No.
144. The fair value of these assets was estimated using a traditional present value technique in which a single set of estimated cash flows and a single interest rate were used. This review resulted in the recognition of a $29.8 million charge in the third quarter of 2002 which is reflected in Other Operating Expenses in the Consolidated Statements of Income. This charge is comprised of $29.1 million of capitalized software and $0.7 million related to mid-range equipment that were deemed to be impaired.


5. Restructuring

In the fourth quarter of 2001, the Company recognized a pre-tax charge of $2.7 million related to severance and other employee related costs resulting from the reorganization of its technology support group. Approximately 82 positions have been eliminated as a result of this restructuring plan, of which 81 employees have been terminated as of September 30, 2002. The Company has made payments of $2.2 million related to this restructuring plan as of September 30, 2002.


6. Federal Income Taxes

It is the Company's policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax benefit for the nine months ended September 30, 2002 has been computed based on the first nine months of 2002 as a discrete period due to the uncertainty regarding the Company's ability to reliably estimate pre-tax income for the remainder of the year. The Company cannot reliably estimate pre-tax income for the remainder of 2002 principally due to the impact of the equity markets on the Company, including possible additional amortization of deferred policy acquisition costs. Because of this uncertainty, the Company is unable to develop a reasonable estimate of the annual effective tax rate for the full year 2002. In addition, for the nine months ended September 30, 2002, the Company recognized a benefit of $11.6 million related to the settlement of prior years' federal income tax returns. Federal income tax expense for the nine months ended September 30, 2001 has been computed using estimated effective tax rates. The rates, in 2001, were revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

7. Other Comprehensive Income (Loss)


The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:


                                                                             (Unaudited)                  (Unaudited)
                                                                            Quarter Ended              Nine Months Ended
                                                                            September 30,                September 30,
                                                                 ------------------------------------------------------------
(In millions)                                                             2002          2001         2002            2001
-----------------------------------------------------------------------------------------------------------------------------
Unrealized gains on available-for-sale securities:
   Unrealized holding gains arising during period (net of
     income tax expense of $23.0 million and $30.4 million for
     the quarters ended September 30, 2002 and 2001 and $16.0
     million and $38.5 million for the nine months ended
     September 30, 2002 and 2001)..............................      $     42.9     $    61.3     $   30.0        $    46.8
   Less: reclassification adjustment for (losses) gains
     included in net income (net of income tax benefit
     (expense) of $3.5 and $(2.8) million for the quarters
     ended September 30, 2002 and 2001 and $18.3 million and
     $14.5 million for the nine months ended September 30, 2002
     and 2001).................................................            (6.4)         10.1        (33.8)           (51.6)
                                                                        ---------     ---------    ----------      ----------
Total unrealized gains on available-for-sale securities........            49.3          51.2         63.8             98.4
                                                                        ---------     ---------    ----------      ----------

Unrealized losses on derivative instruments:
   Unrealized holding losses arising during period (net of
     income tax benefit of $7.8 million and $33.6 million
     for the quarters ended September 30, 2002 and 2001
     and $54.6 million and $32.7 million for the nine months
     ended September 30, 2002 and 2001)........................           (14.7)        (62.2)      (101.4)           (60.6)
   Less: reclassification   adjustment  for  gains  (losses)
     included in net income (net of income tax (expense)
     benefit of $(5.2) million and $5.6 million for the
     quarters ended September 30, 2002 and 2001 and $33.8
     million and $6.6 million for the nine months ended
     September 30, 2002 and 2001)..............................             9.5         (10.1)       (62.8)           (12.1)
                                                                        ---------     ---------    ----------      ----------
Total unrealized losses on derivative instruments..............           (24.2)        (52.1)       (38.6)           (48.5)
                                                                        ---------     ---------    ----------      ----------

Other comprehensive income (loss).................................   $     25.1     $    (0.9)    $   25.2        $    49.9
                                                                        =========     =========    ==========      ==========

8. Closed Block


Summarized financial information of the Closed Block is as follows for the periods indicated:

                                                                          (Unaudited)
                                                                         September 30,         December 31,
(In millions)                                                                 2002                 2001
-----------------------------------------------------------------------------------------------------------
Assets
   Fixed  maturities-at  fair value  (amortized  cost of $517.5 and
     $498.1)............................................................ $     540.3         $     504.2
   Mortgage loans.......................................................        50.6                55.7
   Policy loans.........................................................       167.5               182.1
   Cash and cash equivalents............................................         5.8                 9.2
   Accrued investment income............................................        14.3                14.6
   Deferred policy acquisition costs....................................         8.4                10.4
   Other assets.........................................................         9.8                 6.2
                                                                            ---------          ----------
      Total assets...................................................... $     796.7         $     782.4
                                                                            =========          ==========
Liabilities
   Policy liabilities and accruals...................................... $     783.0         $     798.2
   Policyholder dividends...............................................        49.8                30.7
   Other liabilities....................................................        17.9                 7.0
                                                                            ---------          ----------
      Total liabilities................................................. $     850.7         $     835.9
                                                                            =========          ==========
Excess of Closed Block liabilities over assets designated to the
   Closed Block......................................................... $      54.0         $      53.5
Amounts included in accumulated other comprehensive income:
Net unrealized  investment  losses,  net of deferred federal income
   tax benefit of $4.8 million and $8.8 million.........................        (8.8)              (16.4)
                                                                            ---------          ----------
Maximum future earnings to be recognized from Closed Block
   assets and liabilities............................................... $      45.2         $      37.1
                                                                            =========          ==========


                                                                                  (Unaudited)                   (Unaudited)
                                                                                 Quarter Ended               Nine Months Ended
                                                                                 September 30,                 September 30,
                                                                            -----------------------       -----------------------
(In millions)                                                                2002           2001           2002           2001
---------------------------------------------------------------------------------------------------------------------------------
Revenues
   Premiums............................................................. $     7.5     $      7.2      $    38.3      $    39.6
   Net investment income................................................      13.0           14.1           39.0           41.7
   Net realized investment (losses) gains...............................      (2.2)           0.3           (4.0)          (0.9)
                                                                            --------      ---------       --------      ---------
      Total revenues....................................................      18.3           21.6           73.3           80.4
                                                                            --------      ---------       --------      ---------

Benefits and expenses
   Policy benefits......................................................      16.4           19.4           64.0           66.9
   Policy acquisition expenses..........................................       0.6            0.2            1.8            0.3
   Other operating expenses.............................................       0.1            -              0.5            0.3
                                                                            --------      ---------       --------      ---------
      Total benefits and expenses.......................................      17.1           19.6           66.3           67.5
                                                                            --------      ---------       --------      ---------

         Contribution from the Closed Block............................  $     1.2     $      2.0      $     7.0      $    12.9
                                                                            ========      =========       ========      =========

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

9. Segment Information

The Company offers financial products and services in two major areas: Risk Management and Asset Accumulation. Within these broad areas, the Company conducts business principally in three operating segments. These segments are Risk Management, Allmerica Financial Services and Allmerica Asset Management. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision makers in deciding how to allocate resources and in assessing performance. A summary of the Company's reportable segments is included below.

The Risk Management Segment sells property and casualty insurance products through independent agents and brokers primarily in the Northeast, Midwest and Southeast United States. In addition, the Risk Management Segment offers property and casualty (automobile and homeowners) insurance through employer sponsored programs, affinity groups and other organizations.

The Asset Accumulation group includes two segments: Allmerica Financial Services ("AFS") and Allmerica Asset Management. Prior to September 30, 2002, the AFS segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and life insurance products. Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products.

In the future, the AFS business model will consist of two components. First, the Company plans to retain and utilize its existing agency distribution channel to distribute third-party investment and insurance products. The Company is seeking alliances with leading investment product and insurance providers whereby these providers would compensate the Company for product sales by the Company's agents. Second, the Company plans to retain and service existing customer accounts. These include variable annuity and variable universal life accounts, as well as certain remaining traditional life and group retirement accounts. AFS also will continue to provide brokerage and non-institutional investment advisory services.

Through its Allmerica Asset Management segment, the Company offered GICs, also referred to as funding agreements, which are investment contracts that can contain either short-term or long-term maturities and are issued to institutional buyers or to various business or charitable trusts. Due to rating agency actions, the Company will not pursue new GIC sales. Also, this segment includes a Registered Investment Advisor, providing investment advisory services primarily to affiliates and to third parties, such as money market and other fixed income clients.

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

Management evaluates the results of the aforementioned segments based on a pre-tax and pre-minority interest basis. In addition, segment (loss) income is adjusted for certain items which management believes are not indicative of the Company's core operations. Segment (loss) income excludes items such as net realized investment gains and losses, including certain (losses) gains on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment (loss) income excludes net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items, which in each case, are neither normal nor recurring. Although the items excluded from segment (loss) income may be significant components in understanding and assessing the Company's financial performance, management believes segment (loss) income enhances an investor's understanding of the Company's results of operations by highlighting net (loss) income attributable to the normal, recurring operations of the business, consistent with industry practice. However, segment (loss) income should not be construed as a substitute for net (loss) income determined in accordance with generally accepted accounting principles.


Summarized below is financial information with respect to business segments for the periods indicated.


                                                                        (Unaudited)                        (Unaudited)
                                                                       Quarter Ended                   Nine Months Ended
                                                                       September 30,                      September 30,
                                                                  ------------------------------------------------------------
 (In millions)                                                      2002           2001              2002             2001
------------------------------------------------------------------------------------------------------------------------------
Segment revenues:
     Risk Management.........................................   $     624.1   $     615.0       $    1,865.5     $    1,833.3
                                                                  ----------    ----------        -----------      -----------
     Asset Accumulation:
         Allmerica Financial Services........................         204.3         202.5              624.0            630.0
         Allmerica Asset Management..........................          32.0          40.1               96.0            121.4
                                                                  ----------    ----------        -----------      -----------
             Subtotal........................................         236.3         242.6              720.0            751.4
                                                                  ----------    ----------        -----------      -----------
     Corporate...............................................           1.1           2.1                4.3              4.6
     Intersegment revenues...................................          (2.3)         (1.8)              (6.8)            (5.6)
                                                                  ----------    ----------        -----------      -----------
         Total segment revenues..............................         859.2         857.9            2,583.0          2,583.7
Adjustments to segment revenues:
     Net realized investment losses..........................          (7.8)         (4.9)             (83.9)           (89.6)
     Consideration from sale of defined
        contribution business................................           3.5           -                  3.5              -
                                                                  ----------    ----------        -----------      -----------
        Total revenues.......................................   $     854.9   $     853.0       $    2,502.6     $    2,494.1
                                                                  ==========    ==========        ===========      ===========

Segment (loss) income before federal income taxes, minority
    interest and cumulative effect of change in accounting
    principle:
     Risk Management.........................................   $      58.5   $       6.8       $      149.1     $       64.5
                                                                  ----------    ----------        -----------      -----------
     Asset Accumulation:
        Allmerica Financial Services.........................        (540.2)         34.4             (624.3)           121.3
        Allmerica Asset Management...........................           5.7           6.1               15.9             16.5
                                                                  ----------    ----------        -----------      -----------
            Subtotal.........................................        (534.5)         40.5             (608.4)           137.8
                                                                  ----------    ----------        -----------      -----------

     Corporate...............................................         (17.5)        (15.7)            (49.1)           (47.5)
                                                                  ----------    ----------        -----------      -----------
        Segment  (loss) income before  federal income taxes
           and minority interest.............................        (493.5)         31.6            (508.4)           154.8
Adjustments to segment (loss) income:
     Net realized investment losses, net of amortization.....          (1.0)         (7.2)            (67.0)           (88.7)
     Consideration from sale of defined
        contribution business................................           3.5           -                 3.5              -
     (Losses) gains on derivatives...........................          (0.1)         (0.6)             30.3              2.3
     Sales practice litigation...............................           -             -                 2.5              7.7
                                                                  ----------    ----------        -----------      -----------
        (Loss) income before federal income taxes, minority
           interest  and  cumulative  effect  of change in
           accounting principle..............................    $   (491.1)  $      23.8       $    (539.1)     $      76.1
                                                                  ==========    ==========        ===========      ===========



                                                        Identifiable Assets                      Deferred Acquisition Costs
---------------------------------------------------------------------------------------------------------------------------------
                                                  (Unaudited)                                (Unaudited)
                                                 September 30,         December 31,         September 30,        December 31,
(In millions)                                         2002                 2001                 2002                 2001
---------------------------------------------------------------------------------------------------------------------------------

Risk Management...........................     $       6,119.4      $       6,239.8     $          214.2     $          199.0
                                                  -------------       --------------       --------------       --------------
Asset Accumulation
   Allmerica Financial Services...........            19,099.9             21,113.0              1,203.4              1,585.2
   Allmerica Asset Management.............             2,214.8              2,829.3                    -                    -
                                                  -------------       --------------       --------------       --------------
      Subtotal............................            21,314.7             23,942.3              1,203.4              1,585.2
Corporate.................................                94.5                154.0                    -                    -
                                                  -------------       --------------       --------------       --------------
   Total..................................     $      27,528.6      $      30,336.1     $        1,417.6     $        1,784.2
                                                  =============       ==============       ==============       ==============

10. Earnings Per Share


The following table provides share  information  used in the calculation of the Company's basic and diluted earnings per share:

                                                                          (Unaudited)                        (Unaudited)
                                                                         Quarter Ended                    Nine Months Ended
                                                                         September 30,                      September 30,
                                                                  ------------------------------------------------------------
(In millions)                                                         2002          2001                  2002          2001
------------------------------------------------------------------------------------------------------------------------------
Basic shares used in the calculation of earnings per share....        52.9           52.7                 52.9          52.6
Dilutive effect of securities (1):
   Employee stock options.....................................         -              0.2                  -             0.3
   Non-vested stock grants....................................         -              0.2                  -             0.2
                                                                  ----------      ---------          ----------    -----------

Diluted shares used in the calculation of earnings per share..        52.9           53.1                 52.9          53.1
                                                                  ==========      =========          ==========    ===========

Per share effect of dilutive securities on income before
   cumulative effect of change in accounting principle
   and net income.............................................  $      -        $     -            $       -      $     0.01
                                                                  ==========      =========          ==========    ===========

(1) Excludes 0.1 million and 0.3 million  shares due to  antidilution  for the quarter and nine months ended  September 30,
    2002, respectively.


11. Commitments and Contingencies

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

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of First Allmerica Financial Life Insurance Company ("FAFLIC") and its subsidiary, Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"), AFC's principal life insurance and annuity companies; The Hanover Insurance Company ("Hanover") and its subsidiary, Citizens Insurance Company of America ("Citizens"), AFC's principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. FAFLIC, AFLIAC, Hanover and Citizens are domiciled in the states of Massachusetts, Delaware, New Hampshire and Michigan, respectively.

Description of Operating Segments

The Company offers financial products and services in two major areas: Risk Management and Asset Accumulation. Within these broad areas, the Company conducts business principally in three operating segments. These segments are Risk Management, Allmerica Financial Services ("AFS"), and Allmerica Asset Management ("AAM"). The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

Prior to September 30, 2002, the Allmerica Financial Services segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and life insurance products. This resulted from the cumulative effect of the significant, persistent decline in the equity market, particularly the significant decline in the third quarter of 2002 that followed the decline in the second quarter, as well as the rating agency actions (see Rating Agency Actions). Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products.

In the future, the AFS business model will consist of two components. First, the Company plans to retain and utilize its existing Agency distribution channel (see Allmerica Financial Services - Statutory Premiums and Deposits for a description of the distribution channels) to distribute third-party investment and insurance products. The Company is seeking alliances with leading investment product and insurance providers whereby these providers would compensate the Company for product sales by the Company's agents. Second, the Company plans to retain and service existing customer accounts. These include variable annuity and variable universal life accounts, as well as certain remaining traditional life and group retirement accounts. However, the Company expects that the persistency of its existing customer accounts will be less than its historical experience.

Thus, the future profitability of the AFS segment is dependent upon, among other things, its ability to generate non-proprietary sales, the persistency of existing customer accounts, equity market levels, and its ability to rationalize its expense structure consistent with its new business model. The Company believes the earnings of this segment will be substantially less than those in years prior to 2002.

Also, due to the rating agency actions, sales of AAM's funding agreements have ceased and sales of certain Risk Management products may be reduced.

Results of Operations

Consolidated Overview

Consolidated net (loss) income includes the results of each segment of the Company, which management evaluates on a pre-tax and pre-minority interest basis. In addition, net (loss) income is adjusted for certain items which management believes are not indicative of the Company's core operations. Adjusted net (loss) income excludes items such as net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, adjusted net (loss) income excludes net gains and losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes and certain other items, which in each case, are neither normal nor recurring. Although the items excluded from adjusted net (loss) income may be significant components in understanding and assessing the Company's financial performance, management believes adjusted net (loss) income enhances an investor's understanding of the Company's results of operations by highlighting net (loss) income attributable to the normal, recurring operations of the business, consistent with industry practice. However, adjusted net (loss) income should not be construed as a substitute for net (loss) income determined in accordance with generally accepted accounting principles ("GAAP").

The Company's consolidated net income for the third quarter of 2002 decreased $344.6 million, to a net loss of $313.4 million, compared to net income of $31.2 million for the same period in 2001. The decline in the third quarter resulted from a decrease in adjusted net income of $349.4 million, which resulted from a significant segment loss in AFS. Consolidated net income for the first nine months of 2002 decreased $388.6 million, to a net loss of $321.0 million, compared to net income of $67.6 million for the first nine months of 2001. The reduction resulted from a decrease in adjusted net income of $427.8 million, principally due to the aforementioned segment loss in AFS, partially offset by a $22.6 million decrease in net realized investment losses and a $18.2 million increase in gains on derivative instruments, net of taxes.

The following table reflects adjusted net (loss) income and a reconciliation to consolidated net (loss) income. Adjusted net (loss) income consists of segment
(loss) income, federal income tax benefit (expense) on segment (loss) income and minority interest on Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company).



                                                                        Quarter Ended               Nine Months Ended
                                                                        September 30,                 September 30,
                                                             -------------------------------------------------------------
(In millions)                                                       2002            2001           2002           2001
--------------------------------------------------------------------------------------------------------------------------
Segment (loss) income before federal income taxes and
  minority interest:
   Risk Management.........................................   $       58.5    $       6.8     $    149.1    $       64.5
                                                                ------------    -----------    -----------    ------------
   Asset Accumulation:
     Allmerica Financial Services..........................         (540.2)          34.4         (624.3)          121.3
     Allmerica Asset Management............................            5.7            6.1           15.9            16.5
                                                                ------------    -----------    -----------    ------------
                                                                    (534.5)          40.5         (608.4)          137.8
   Corporate...............................................          (17.5)         (15.7)         (49.1)          (47.5)
                                                                ------------    -----------    -----------    ------------
     Segment (loss) income before federal income tax
       benefit (expense) and minority interest.............         (493.5)          31.6         (508.4)          154.8

  Federal income tax benefit (expense) on segment (loss)
     income................................................          182.5            6.8          223.1           (12.3)
  Minority interest on Capital Securities..................           (4.0)          (4.0)         (12.0)          (12.0)
                                                                ------------    -----------    -----------    ------------

Adjusted net (loss) income.................................         (315.0)          34.4         (297.3)          130.5

Adjustments (net of taxes and amortization, as applicable):
   Net realized investment losses..........................           (0.7)          (2.8)         (43.6)          (66.2)
   Consideration from sale of defined
     contribution business.................................            2.3            -              2.3             -
   Net gains (losses) on derivatives.......................            -             (0.4)          19.7             1.5
   Sales practice litigation...............................            -              -              1.6             5.0
                                                                ------------    -----------    -----------    ------------
(Loss) income before cumulative effect of change in
   accounting principle....................................         (313.4)          31.2         (317.3)           70.8
    Cumulative effect of change in accounting principle,
      net of applicable taxes..............................            -              -             (3.7)           (3.2)
                                                                ------------    -----------    -----------    ------------
Net (loss) income..........................................   $     (313.4)   $      31.2     $   (321.0)   $       67.6
                                                                ============    ===========    ===========    ============

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

The Company's segment income before federal taxes and minority interest decreased $525.1 million, to a loss of $493.5 million, in the third quarter of 2002. This decline was attributable to a significant decrease from the AFS segment of $574.6 million, partially offset by an increase from the Risk Management segment of $51.7 million.

The decrease in the AFS segment reflects net charges of $556.4 million resulting from additional declines in equity market values during the third quarter, rating agency actions (see Rating Agency Actions), and the Company's decision to cease sales of proprietary life insurance and annuity products (see Description of Operating Segments). These charges include $487.5 million of additional amortization of the deferred policy acquisition cost ("DAC") asset and $39.1 million due to a change in the assumptions related to the long-term cost of guaranteed minimum death benefits ("GMDB") for variable annuity products. In addition, the Company recognized impairments of capitalized technology costs associated with variable products totaling $29.8 million. The charges related to the DAC asset included $171.1 million related to future persistency of existing customer accounts and $65.7 million of additional amortization due to the equity market decline during the third quarter of 2002. In addition, as a result of these significant third quarter events, the Company reviewed and reset its assumptions related to future market-related appreciation and the long-term cost of GMDB for variable annuity products, which resulted in $43.3 million and $48.4 million of additional DAC amortization, respectively. Finally, the Company recognized an impairment, which resulted in additional DAC amortization of $159.0 million related to its Partners distribution channel (see Allmerica Financial Services - Statutory Premiums and Deposits for a description of the distribution channels), which resulted from reviewing the assumptions affecting future profits and the effects of the aforementioned charges.

The increase in Risk Management segment income is primarily attributable to an increase in favorable development on prior years loss and loss adjustment expense ("LAE") reserves from $15.8 million of adverse development in the third quarter of 2001 to $7.9 million of favorable development in the same period in 2002. In addition, segment results reflected a benefit of approximately $22 million related to estimated net premium rate increases and a decrease in catastrophe losses of $11.6 million, partially offset by increased policy acquisition and other operating expenses of $8.8 million and a decrease in net investment income of $3.4 million.

The federal income tax benefit on segment (loss) income was $182.5 million and $6.8 million for the third quarter of 2002 and 2001, respectively. The increase in the tax benefit is primarily the result of the significant loss recognized by the AFS segment.

Net realized losses on investments, after taxes, were $0.7 million in the third quarter of 2002, resulting primarily from impairments of fixed maturities, partially offset by gains recognized from the sale of fixed maturities. During the third quarter of 2001, the Company recognized net realized losses on investments, after taxes, of $2.8 million, primarily due to impairments of fixed maturities and losses related to the termination of certain derivative instruments, partially offset by gains from sales of fixed maturities.

During the third quarter of 2002, the Company received additional consideration of $2.3 million, net of taxes, related to the sale of the defined contribution business in 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The Company's segment income before federal income taxes and minority interest decreased $663.2 million to a loss of $508.4 million, in the first nine months of 2002. This decrease was primarily attributable to the aforementioned significant decrease from the AFS segment totaling $745.6 million, partially offset by an increase from the Risk Management segment of $84.6 million.

The decrease in the AFS segment reflects net charges of $698.3 million resulting from additional declines in equity market values during the third quarter, rating agency actions (see Rating Agency Actions), and the Company's decision to cease sales of proprietary life insurance and annuity products (see Description of Operating Segments). These charges include $629.4 million of additional amortization of the DAC asset and $39.1 million due to a change in the assumptions related to the long-term cost of GMDB for variable annuity products. In addition, the Company recognized impairments of capitalized technology costs associated with variable products totaling $29.8 million. The charges related to the DAC asset included $171.1 million related to future persistency of existing customer accounts and $202.8 million of additional amortization due to equity market declines. In addition, as a result of these significant third quarter events, the Company reviewed and reset its assumptions related to future market-related appreciation and the long-term cost of GMDB for variable annuity products, which resulted in $43.3 million and $61.7 million of additional DAC amortization, respectively. Additionally, during the second quarter of 2002, the Company changed its estimate of future fees from certain variable annuity products, which decreased DAC amortization by $8.5 million. Finally, the Company recognized an impairment of the DAC asset, which resulted in additional amortization of $159.0 million, related to its Partners distribution channel (see Allmerica Financial Services - Statutory Premiums and Deposits for a description of the distribution channels), which resulted from reviewing the assumptions affecting future profits and the effects of the aforementioned charges.

The increase in Risk Management segment income is primarily attributable to a benefit of approximately $53 million related to estimated net premium rate increases, a $32.9 million decrease in the adverse development of prior years' reserves and an approximate $29 million decrease in current accident year non-catastrophe claims. Partially offsetting these items is an increase in policy acquisition expenses of $19.0 million and a decrease in net investment income of $10.6 million.

The federal income tax benefit on segment loss was $223.1 million for the first nine months of 2002 compared to an income tax expense of $12.3 million for the same period of 2001. The increase in the tax benefit is primarily the result of the significant loss recognized by the AFS segment, as well as an $11.6 million favorable settlement of certain prior years' federal income tax returns.

Net realized losses on investments, after taxes, were $43.6 million for the first nine months of 2002, resulting primarily from impairments of fixed maturities and losses related to the termination of certain derivative instruments, partially offset by gains recognized from the sale of fixed maturities. During the first nine months of 2001, net realized losses on investments, after taxes, of $66.2 million resulted primarily from impairments of fixed maturities. Net gains on derivatives, after taxes, increased $18.2 million, to $19.7 million in the first nine months of 2002, resulting primarily from the aforementioned termination of certain derivatives.

During the third quarter of 2002, the Company received additional consideration of $2.3 million, net of taxes, from the sale of the defined contribution business in 2001.

During the first quarter of 2002, the Company recognized a $3.7 million loss, net-of-taxes, upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". During the first quarter of 2001, the Company recognized a $3.2 million loss, net-of-taxes, upon adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

The Company recognized a benefit of $1.6 million and $5.0 million, net of taxes, for the first nine months of 2002 and 2001, respectively, as a result of refining cost estimates related to a class action lawsuit.

Segment Results

The following is management's discussion and analysis of the Company's results of operations by business segment. The segment results are presented before taxes and minority interest and other items which management believes are not indicative of overall operating trends, including realized gains and losses.

Risk Management


The following table summarizes the results of operations for the Risk Management segment:

                                                                     Quarter Ended              Nine Months Ended
                                                                     September 30,                September 30,
                                                                ------------------------    ------------------------
(In millions)                                                     2002          2001           2002          2001
--------------------------------------------------------------------------------------------------------------------
Segment revenues
     Net premiums written..................................  $     596.8   $    586.7    $   1,723.8   $   1,734.8
                                                               ==========   ==========     ==========    ==========

     Net premiums earned...................................  $     568.3   $    552.5    $   1,697.0   $   1,644.9
     Net investment income.................................         50.8         54.2          153.4         164.0
     Other income..........................................          5.0          8.3           15.1          24.4
                                                               ----------   ----------     ----------    ----------
                   Total segment revenues..................        624.1        615.0        1,865.5       1,833.3
                                                               ----------   ----------     ----------    ----------

Losses and operating expenses
     Losses and LAE (1)....................................        405.6        457.0        1,246.2       1,321.0
     Policy acquisition expenses...........................        105.7        101.7          316.2         297.2
     Other operating expenses..............................         54.3         49.5          154.0         150.6
                                                               ----------   ----------     ----------    ----------
                Total losses and operating expenses........        565.6        608.2        1,716.4       1,768.8
                                                               ----------   ----------     ----------    ----------

Segment income.............................................  $      58.5   $      6.8    $     149.1   $      64.5
                                                               ==========   ==========     ==========    ==========

(1) Includes  policyholders'  dividends  of $0.6  million  and $2.3  million  for the  quarters  ended  September
    30,  2002 and  2001, respectively, and $0.8 million and $6.2 million for the nine months ended September 30,
    2002 and 2001, respectively.


Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Risk Management's segment income increased $51.7 million to $58.5 million for the third quarter of 2002. The increase in segment income is primarily attributable to an increase in favorable development on prior years' reserves, from $15.8 million of adverse development in the third quarter of 2001 to $7.9 million of favorable development in the same period in 2002. The favorable development in 2002 is primarily the result of decreased claim severity, primarily in the workers' compensation and commercial automobile lines, partially offset by adverse development in the personal automobile line. Segment results also benefited from approximately $22 million of net rate increases. Net premium rate increases reflect base rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of estimated impact of loss inflation and policy acquisition costs. Third quarter of 2002 segment income also reflected a decrease in current year non-catastrophe claims activity primarily in the commercial automobile, commercial multiple peril and workers' compensation lines. In addition, catastrophe losses decreased $11.6 million, to $4.0 million for the third quarter of 2002, compared to $15.6 million for the same period in 2001. Catastrophes during 2001 included approximately $15 million of losses related to the events of September 11, 2001. Partially offsetting these items is a decrease in net investment income of $3.4 million for the quarter ended September 30, 2002. Policy acquisition expenses increased proportionally with the growth in net premiums earned. Other operating expenses increased over the same period in 2001, primarily due to an increase in agents contingent commissions, as a result of the expected improvement in underwriting results in most territories in 2002.

As a result of the rating downgrades of the property and casualty companies in October 2002 (see Rating Agency Actions), the Company expects that future sales and operating income will be adversely affected. The Company is currently assessing the expected adverse effect on operating results. The Company believes the rating downgrades will primarily affect certain classes of commercial lines business. In addition, the Company believes the rating downgrades may unfavorably affect agency relationships and retention of certain homeowners policies, and may result in adverse selection. The Company expects to incur additional costs as it pursues various measures, including obtaining third-party financial guarantees and providing proof of reinsurance, to seek to minimize the loss of sales as a result of the downgrades. These measures are primarily intended to reduce the risk of cancellation or non-renewal of commercial policies, having estimated annual premium of approximately $60 million to $75 million, which are considered most at risk. The Company believes that the longer the ratings remain at the current level, the greater the adverse effect of the lower ratings on the operating results of the Risk Management segment. There can be no assurance that these downgrades, or any further downgrades that may occur, will not have a material adverse effect on the results of operations or financial condition of the Company.

Underwriting results are reported using statutory accounting principles, which are prescribed by state insurance regulators. The primary difference between statutory accounting principles and GAAP is the deferral of certain underwriting costs under GAAP that are amortized over the life of the policy. Under statutory accounting principles, these costs are recognized when incurred or paid. Management reviews the operations of this business based upon statutory results.

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



The following tables summarize the results of operations for the Risk Management segment:


                                                                Quarter Ended September 30,
                                         --------------------------------------------------------------------------
                                                        2002                                   2001
                                         -----------------------------------    -----------------------------------
                                            Statutory                               Statutory
                                               Net                                     Net
                                             Premiums         Statutory Loss         Premiums       Statutory Loss
(In millions, except ratios)                  Written            Ratio (1)            Written          Ratio (1)
----------------------------------------------------------------------------    -----------------------------------
   Personal automobile.................  $     285.3                71.5          $    268.2             72.5
   Homeowners..........................        102.5                61.6                93.5             63.1
   Other personal......................         12.1                29.6                12.3             55.6
                                            -----------                             -----------
   Total personal......................        399.9                68.1               374.0             69.9
                                            -----------                             -----------
   Workers' compensation...............         38.4                45.3                44.6             71.0
   Commercial automobile...............         48.5                48.4                56.1             79.6
   Commercial multiple peril...........         84.7                56.8                86.6             87.7
   Other commercial....................         26.1                60.8                26.4             65.8
                                            -----------                             -----------
   Total commercial....................        197.7                52.9               213.7             79.4
                                            -----------                             -----------
   Total...............................  $     597.6                62.7          $    587.7             73.6
                                            ===========                             ===========

Statutory combined ratio (2):
   Personal lines......................        103.9                                   101.6
   Commercial lines....................         93.1                                   120.0
   Total...............................        100.0                                   108.6

Statutory underwriting (loss) gain:
   Personal lines......................  $     (23.1)                             $    (14.8)
   Commercial lines....................         14.8                                   (42.5)
                                            -----------                             -----------
   Total...............................         (8.3)                                  (57.3)
Reconciliation to segment income:
   Net investment income...............         50.8                                    54.2
   Other income and expenses, net......          3.7                                     5.3
   Other Statutory to GAAP adjustments.         12.3                                     4.6
                                            -----------                             -----------
Segment income.........................  $      58.5                               $     6.8
                                            ===========                             ===========
-------------------------------------------------------------------------------------------------------------------
(1)   Statutory  loss ratio is a common  industry  measurement  of the results of property and casualty  insurance underwriting.  This ratio reflects incurred claims compared to premiums earned.

(2)   Statutory combined ratio is a common industry  measurement of the results of property and casualty insurance underwriting.  This ratio is the sum of the ratio of incurred  claims and claim expenses to premiums  earned and the ratio of  underwriting  expenses incurred to premiums written.  Federal income taxes, net investment income and other non-underwriting  expenses are not reflected in the statutory combined ratio.

Personal Lines

Personal lines' net premiums written increased $25.9 million, or 6.9%, to $399.9 million for the third quarter of 2002. This is primarily the result of increases of $17.1 million, or 6.4%, and $9.0 million, or 9.6%, in the personal automobile and homeowners lines, respectively. The increase in the personal automobile line is primarily the result of 6.1% and 6.4% net premium rate increases in Michigan and New York, respectively, and an overall increase of 0.3% in policies in force since September 30, 2001. The increase in the homeowners line resulted primarily from a rate increase of 19.6% in Michigan since September 30, 2001.

Personal lines' underwriting results declined $8.3 million to an underwriting loss of $23.1 million for the third quarter of 2002. The decline in underwriting results is primarily attributable to approximately $11 million of increased underwriting expenses, primarily related to increased cession expenses for mandatory assigned risk personal automobile business in New York. Management expects this cession expense to increase, in the aggregate for 2002, approximately $13 million as compared to 2001 due to unsatisfactory underwriting results in this personal automobile assigned risk pool. Underwriting expenses were also unfavorably affected by increased agents contingent commissions as a result of the expected improvements in underwriting results in most territories in 2002. Underwriting results were also unfavorably affected by a $4.2 million increase in adverse development, from $4.2 million of adverse development for the third quarter of 2001 to $8.4 million of adverse development for the same period in 2002. This decrease is primarily related to increased claims severity on prior years' reserves in the personal automobile line. Partially offsetting these items is approximately $10 million of estimated net premium rate increases in 2002. In addition, catastrophe losses decreased $0.4 million, to $2.2 million for the third quarter of 2002, compared to $2.6 million for the same period in 2001.

Commercial Lines

Commercial lines' net premiums written decreased $16.0 million, or 7.5%, to $197.7 million for the third quarter of 2002. This is primarily the result of the Company's termination of 377 agencies and the withdrawal of commercial lines' underwriting capacity from an additional 314 agencies during the fourth quarter of 2001. As a group, these agencies historically produced unsatisfactory loss ratios. In addition, the Company has seen a reduction in premium levels from active agents as re-underwriting efforts to target specific classes of business and strengthen underwriting guidelines continue. Management believes that premium level reductions from continuing agents may continue to unfavorably affect future premiums. Policies in force decreased 21.7%, 17.1% and 6.8% in the commercial automobile, workers' compensation, and commercial multiple peril lines, respectively, since September 30, 2001 primarily as the result of the aforementioned agency management actions. Management believes the impact of the agency actions will have a diminishing effect on policies in force, since the agency actions are substantially complete. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since September 30, 2001.

Commercial lines' underwriting results improved $57.3 million to an underwriting gain of $14.8 million in the third quarter of 2002. The improvement in underwriting results is primarily attributable to a $28.0 million increase in favorable development on prior years' reserves, from $11.6 million of adverse development in the third quarter of 2001 to $16.4 million of favorable development for the same period in 2002, primarily in the workers' compensation line. In addition, catastrophe losses decreased $11.2 million, to $1.8 million for the third quarter of 2002, compared to $13.0 million for the same period in 2001, which included $11.9 million of losses for the events of September 11, 2001. Also, segment results included approximately $10 million of estimated net premium rate increases during the third quarter of 2002. In addition, a decrease in current year non-catastrophe claims severity in the commercial automobile and commercial multiple peril lines of approximately $5 million and $2 million, respectively, favorably affected results in 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Risk Management's segment income increased $84.6 million to $149.1 million for the nine months ended September 30, 2002. The increase in segment income is primarily attributable to approximately $53 million of estimated net premium rate increases. In addition, personal lines non-catastrophe weather related losses decreased approximately $15 million for the nine months ended September 30, 2002, compared to the same period in the prior year. Development on prior years' reserves improved $32.9 million to $1.5 million of favorable development for the nine months ended September 30, 2002, from $31.4 million of adverse development for the same period in 2001. This improvement includes approximately $15 million of weather related adverse development on prior years' reserves during the nine months ended September 30, 2001. Also, segment income for the nine months ended September 30, 2002 was favorably affected by approximately $29 million of estimated improved current accident year non-catastrophe claims activity, primarily in commercial lines. In addition, policyholder dividends decreased $5.4 million when comparing the nine months ended September 30, 2002 to the same period in 2001. Partially offsetting these items is a decrease in net investment income of $10.6 million for the nine months ended September 30, 2002. Policy acquisition expenses increased as a result of the aforementioned net premium rate increases and due to an increase in premium tax expenses. Other operating expenses in 2002 increased slightly over prior year despite the decrease in written policies, due to certain underwriting initiatives, increased agency contingent commission and employee related expenses.


The following tables summarize the results of operations for the Risk Management segment:

                                                              Nine Months Ended September 30,
                                         --------------------------------------------------------------------------
                                                        2002                                   2001
                                         -----------------------------------    -----------------------------------
                                            Statutory                               Statutory
                                               Net                                     Net
                                             Premiums         Statutory Loss         Premiums       Statutory Loss
(In millions, except ratios)                  Written            Ratio (1)            Written          Ratio (1)
----------------------------------------------------------------------------    -----------------------------------
   Personal automobile.................  $     837.7                70.9          $    779.6             72.5
   Homeowners..........................        262.4                63.8               233.8             73.2
   Other personal......................         33.2                42.6                33.7             35.2
                                            -----------                             -----------
   Total personal......................      1,133.3                68.4             1,047.1             71.5
                                            -----------                             -----------
   Workers' compensation...............        117.8                69.1               153.0             78.9
   Commercial automobile...............        149.0                59.4               192.4             71.4
   Commercial multiple peril...........        248.7                56.3               262.5             76.1
   Other commercial....................         75.7                41.9                77.9             49.6
                                            -----------                             -----------
   Total commercial....................        591.2                58.0               685.8             72.5
                                            -----------                             -----------
   Total...............................  $   1,724.5                64.6          $  1,732.9             71.9
                                            ===========                             ===========

Statutory combined ratio (2):
   Personal lines......................        103.3                                   103.0
   Commercial lines....................         99.9                                   112.1
   Total...............................        102.0                                   106.5

Statutory underwriting (loss) gain:
   Personal lines......................  $     (51.5)                             $    (44.3)
   Commercial lines....................         10.9                                   (88.2)
                                            -----------                             -----------
   Total...............................        (40.6)                                 (132.5)
Reconciliation to segment income:
   Net investment income...............        153.4                                   164.0
   Other income and expenses, net......         11.3                                    15.0
   Other Statutory to GAAP adjustments.         25.0                                    18.0
                                            -----------                             -----------
Segment income.........................  $     149.1                               $    64.5
                                            ===========                             ===========
-------------------------------------------------------------------------------------------------------------------
(1)   Statutory  loss ratio is a common  industry  measurement  of the results of property and casualty  insurance underwriting.  This ratio reflects incurred claims compared to premiums earned.

(2)   Statutory combined ratio is a common industry  measurement of the results of property and casualty insurance underwriting.  This ratio is the sum of the ratio of incurred  claims and claim expenses to premiums  earned and the ratio of  underwriting  expenses incurred to premiums written.  Federal income taxes, net investment income and other non-underwriting  expenses are not reflected in the statutory combined ratio.

Personal Lines

Personal lines' net premiums written increased $86.2 million, or 8.2%, to $1,133.3 million for the nine months ended September 30, 2002. This is primarily the result of increases of $58.1 million, or 7.5%, and $28.6 million, or 12.2%, in the personal automobile and homeowners lines, respectively. The increase in the personal automobile line is primarily the result of 6.1% and 6.4% net premium rate increases in Michigan and New York, respectively, and an overall increase of 0.3% in policies in force since September 30, 2001. The increase in the homeowners line resulted primarily from rate increases of 19.6% and 9.9% in Michigan and New York, respectively.

Personal lines' underwriting results deteriorated $7.2 million, or 16.3%, to an underwriting loss of $51.5 million for the nine months ended September 30, 2002. The deterioration in underwriting results is primarily attributable to increased underwriting expenses, primarily related to the aforementioned increases in cession expenses for New York assigned risk business and agents contingent commission, as a result of the expected improvements in underwriting results in most territories in 2002. In addition, underwriting expenses increased due to higher premium tax expenses. Underwriting results were also unfavorably affected by increased current year claims severity in the personal automobile line for the nine months ended September 30, 2002. These items are partially offset by a $7.9 million decrease in adverse development in 2002 and the aforementioned combined effect of adverse weather in 2001 and mild weather in 2002. Underwriting results for the nine months ended September 30, 2002 also reflected approximately $20 million of estimated net premium rate increases. In addition, catastrophe losses decreased $2.9 million, to $17.9 million for the nine months ended September 30, 2002, compared to $20.8 million for the same period in 2001.

Commercial Lines

Commercial lines' net premiums written decreased $94.6 million, or 13.8%, to $591.2 million for the nine months ended September 30, 2002. This is primarily the result of the Company's aforementioned agency management actions and the continuing re-underwriting efforts. As a result of these actions, policies in force decreased 21.7%, 17.1% and 6.8% in the commercial automobile, workers' compensation, and commercial multiple peril lines, respectively, since September 30, 2001. Management believes the impact of the agency actions will have a diminishing effect on policies in force, since the agency actions are substantially complete. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since September 30, 2001.

Commercial lines' underwriting results improved $99.1 million to an underwriting gain of $10.9 million for the nine months ended September 30, 2002. The improvement in underwriting results is primarily attributable to approximately $40 million of net premium rate increases during the nine months ended September 30, 2002. Development on prior years' reserves improved $24.8 million to $13.9 million of favorable development for the nine months ended September 30, 2002 from $10.9 million of adverse development for the same period in 2001. In addition, catastrophe losses decreased $11.0 million, to $5.9 million for the nine months ended September 30, 2002, compared to $16.9 million for the same period in 2001. The nine months ended September 30, 2002 underwriting results also included a net benefit, when compared to the same period in 2001, as the result of exiting historically unprofitable business under the aforementioned agency management actions.

Investment Results

Net investment income before taxes declined $10.6 million, or 6.5%, to $153.4 million for the nine months ended September 30, 2002. The decrease in net investment income primarily reflects a reduction in average pre-tax yields on debt securities and a $92 million dividend from the property and casualty companies to the holding company. Also, the decrease in net investment income reflects a transfer of approximately $55 million to fund the property and casualty companies' portion of the additional minimum pension liability recorded by AFC at December 31, 2001 pursuant to the cost allocation policy under the Company's Consolidated Service Agreement. In addition, net investment income decreased due to the impact of defaults on high yield bonds. Average pre-tax yields on debt securities decreased to 6.5% in 2002 compared to 6.9% in 2001 due to the shift from higher yielding below investment grade securities to lower yielding, but higher quality investment grade securities. Due to the current interest rate environment, management expects its investment yield to be negatively affected by lower prevailing fixed maturity investment rates in 2002. In addition, management expects that defaults in the fixed maturities portfolio may continue to negatively impact investment income.

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


The table below  provides a  reconciliation  of the beginning and ending reserve for unpaid losses and LAE as follows:

                                                                              Nine Months Ended
                                                                                September 30,
                                                                         -----------------------------
(In millions)                                                               2002             2001
------------------------------------------------------------------------------------------------------
Reserve for losses and LAE, beginning of period.................      $     2,921.5   $     2,719.1
   Incurred losses and LAE, net of reinsurance recoverable:
     Provision for insured events of current year...............            1,247.4         1,283.4
     (Decrease) increase in provision for insured events of
       prior years..............................................               (1.5)           31.4
                                                                         ------------    -------------
   Total incurred losses and LAE................................            1,245.9         1,314.8
                                                                         ------------    -------------
   Payments, net of reinsurance recoverable:
     Losses and LAE attributable to insured events of current
       year.....................................................              610.3           599.3
     Losses and LAE attributable to insured events of prior
       years....................................................              619.7           643.2
                                                                         ------------    -------------
   Total payments...............................................            1,230.0         1,242.5
                                                                         ------------    -------------
   Change in reinsurance recoverable on unpaid losses...........               (7.7)          (10.4)
                                                                         ------------    -------------
Reserve for losses and LAE, end of period.......................      $     2,929.7   $     2,781.0
                                                                         ============    =============

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $1.5 million for the nine months ended September 30, 2002. This reflects $15.7 million of increased prior years' loss reserves, offset by $17.2 million of decreased prior years' LAE reserves. For the nine months ended September 30, 2001, prior years' reserves were increased by $31.4 million. This reflects $62.9 million of increased prior years' loss reserves, partially offset by $31.5 million of decreased prior years' LAE reserves.

The adverse loss reserve development in 2002 is primarily the result of increased non-catastrophe claims severity on prior years' reserves in the personal automobile, homeowners, and commercial multiple peril lines, partially offset by a decrease in workers' compensation non-catastrophe claims severity. The adverse loss reserve development in 2001 was primarily related to fourth quarter 2000 non-catastrophe weather related claims in Michigan. These claims primarily affected the personal automobile and homeowners lines. The adverse loss development in 2001 is also attributable to an increase in commercial lines' loss costs in the 1999 and 2000 accident years. The favorable LAE reserve development in both 2002 and 2001 is primarily attributable to claims process improvement initiatives taken by the Company over the past four years. Since 1997, the Company has lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claims offices. These measures are complete.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on the Company varies by product. Property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses are known. Consequently, the Company attempts, in establishing rates and reserves, to anticipate the potential impact of inflation in the projection of ultimate costs. Recently, the Company has experienced increasing medical costs associated with personal auto injury protection claims. This increase is reflected in the Company's reserve estimates but continued increases could contribute to increased losses and LAE in the future.

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

Asbestos and Environmental Reserves

Although the Company does not specifically underwrite policies that include environmental damage and toxic tort liability, the Company may be required to defend such claims. Loss and LAE reserves for all direct business written by its property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.3 million and $27.6 million, net of reinsurance of $13.8 million and $12.1 million for the nine months ended September 30, 2002 and 2001, respectively. Loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability were $38.5 million and $9.0 million for the nine months ended September 30, 2002 and 2001, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to prior years in which it was a participant. Because of the inherent uncertainty regarding the types of claims in these pools, there can be no assurance that these reserves will be sufficient. The increase in assumed reinsurance pool business, asbestos, environmental damage and toxic tort liability reserves is primarily related to a $33.0 million fourth quarter of 2001 adjustment for a voluntary excess and casualty reinsurance pool (Excess and Casualty Reinsurance Association "ECRA"), primarily for asbestos claims.

The Company estimated its ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company currently believes that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. The asbestos and environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

Asset Accumulation

Allmerica Financial Services

Prior to September 30, 2002 the Allmerica Financial Services segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and variable life insurance products. This resulted from the cumulative effect of the significant, persistent decline in the equity market, particularly the significant decline in the third quarter of 2002, that followed the decline in the second quarter, as well as the rating agency actions (see Rating Agency Actions). Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products (see Description of Operating Segments).


The  following  table  summarizes  the results of  operations  for the Allmerica Financial Services segment for the periods indicated.


                                                                   Quarter Ended                   Nine Months Ended
                                                                   September 30,                     September 30,
                                                             --------------------------        ---------------------------
(In millions)                                                  2002             2001             2002             2001
--------------------------------------------------------------------------------------------------------------------------
Segment revenues
   Premiums............................................... $     7.9       $      7.4        $    39.2        $     40.5
   Fees...................................................      97.1             95.0            291.9             294.6
   Net investment income..................................      76.6             76.3            220.0             219.5
   Other income...........................................      22.7             23.8             72.9              75.4
                                                             ---------        ---------        ---------        ----------
Total segment revenues....................................     204.3            202.5            624.0             630.0

Policy benefits, claims and losses........................     209.2             86.1            414.1             258.3
Policy acquisition and other operating expenses...........     535.3             82.0            834.2             250.4
                                                             ---------        ---------        ---------        ----------

Segment (loss) income .................................... $  (540.2)      $     34.4        $  (624.3)       $    121.3
                                                             =========        =========        =========        ==========

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Segment results deteriorated $574.6 million, to a loss of $540.2 million during the third quarter of 2002. This loss reflects net charges of $556.4 million resulting from additional declines in equity market values during the third quarter, rating agency actions (see Rating Agency Actions), and the Company's decision to cease sales of proprietary life insurance and annuity products. These charges include $487.5 million of additional amortization of the DAC asset, a change in the assumptions related to the long-term cost of GMDB for variable annuity products resulting in a reserve of $106.7 million, partially offset by a reduction in DAC amortization of $67.6 million, and the recognition of impairments of capitalized technology costs associated with variable products totaling $29.8 million.

The following table summarizes the aforementioned charges and benefits during the third quarter of 2002. Each is explained in subsequent paragraphs.

(In millions)
----------------------------------------------------------------------
Additional DAC Amortization:
    Revision of surrender rate assumptions................ $    171.1
    Equity market depreciation............................       65.7
    Revision of market-related appreciation assumptions...       43.3
    Revision of GMDB long-term cost assumptions...........       48.4
    Impairment of DAC asset...............................      159.0
                                                             ---------
                                                                487.5
                                                             ---------
GMDB:
    Revision of long-term cost assumptions................      106.7
    Reduction of DAC amortization.........................      (67.6)
                                                             ---------
                                                                 39.1
                                                             ---------
Impairment of capitalized technology costs................       29.8
                                                             ---------
Total..................................................... $    556.4
                                                             =========

Deferred Acquisition Costs

As discussed further in "Critical Accounting Policies" below, DAC for variable life products and variable annuities consists of commissions, underwriting costs and other costs which are amortized in proportion to the total gross profits that the Company estimates will be earned over the expected life of the insurance contracts to which such costs relate. To estimate the profitability of its insurance contracts, the Company establishes and applies certain assumptions relating to, among other matters, appreciation of account assets, contract persistency and contract costs (such as those relating to any GMDB feature and fees payable to distributors). The Company regularly evaluates these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions.

The substantial and sustained decline in the equity market in the third quarter precipitated a number of significant events which caused the Company to incur large increases in DAC amortization. These included, in large part, substantial ratings downgrades, which contributed to the Company's decision to cease new sales of proprietary variable annuity and life products. The Company believes that this business decision will adversely affect the profitability of its contracts by significantly decreasing the persistency of customer accounts. Decreased persistency also will increase the cost of the GMDB feature of variable annuity contracts, further reducing profitability. In addition, the third quarter market decline resulted in significant differences in actual account value investment returns in the third quarter from those assumed. This required the Company to substantially increase the level of DAC amortization and GMDB expense under existing assumptions and to re-assess the appropriate long-term assumptions on account appreciation and GMDB cost. As a result, the Company revised downward its assumptions regarding future account appreciation and increased its expectations regarding the long-term cost of the GMDB feature. Finally, the Company's evaluation of the compounding effects of the market decline and AFS business model changes on the anticipated profitability of its distribution channels caused the Company to determine that there had been a permanent impairment of the remaining DAC asset related to its Partners distribution channel (see Statutory Premiums and Deposits for a description of the distribution channels). Each of these increased costs and changed assumptions are discussed further below.

The aforementioned $487.5 million of additional DAC amortization consists of five separate items. First, the Company anticipates that the rating agency actions (see Rating Agency Actions) and the Company's decision to cease new sales of proprietary life insurance and annuity products will unfavorably affect the persistency of the existing customer accounts, as customers seek to transfer their accounts to companies who are active in the marketplace and have higher ratings. This reduces expected future profits, resulting in $171.1 million of additional DAC amortization.

Second, the declines in equity market values during the third quarter resulted in $65.7 million of additional amortization. This resulted from application of the Company's reversion-to-the-mean accounting methodology. The Company considers the recent declines to be suggestive of a permanent, partial reduction in future profitability.

Third, as of September 30, 2002, the Company reviewed and reset its assumptions regarding future market-related appreciation of separate account assets and its application of the reversion-to-the-mean accounting methodology. In view of the additional market declines in the third quarter, as well as the reduced time horizon resulting from the revised persistency expectations, the Company reduced its expected rate of annual appreciation to 8% (2% per quarter), starting with September 30, 2002 asset levels. This reduces expected future profits, resulting in $43.3 million of additional DAC amortization for the third quarter.

Fourth, as of September 30, 2002, the Company increased its assumptions related to the long-term cost of GMDB for variable annuity products. (See the discussion of the GMDB reserve below.) The increased cost estimate is reflected in the Company's expectation of future gross profits, resulting in $48.4 million of additional DAC amortization.

Finally, the Company recognized additional amortization of $159.0 million related to its Partners distribution channel (see Statutory Premiums and Deposits for a description of the distribution channels). After reviewing all assumptions affecting future profits assumed in its DAC methodology, including the effect of the aforementioned net charges, the Company determined that the remaining DAC asset related to Partners exceeded the present value of total expected gross profits by $159.0 million as of September 30, 2002. Accordingly, the company recognized a permanent impairment to its DAC asset of this amount. It should be noted that a permanent impairment is not required for the other distribution channels because of their higher relative profitability. Relative to the other distribution channels, Partners has the highest GMDB costs and the lowest fees from its underlying mutual funds. However, although considered fully recoverable, the Select DAC asset would be subject to impairment should actual gross profits be less than anticipated.

After September 30, 2002, the Company expects that DAC amortization will be, in general, higher than historical levels as a percentage of gross profits. This is due to lower future gross profits, because of poorer persistency, lower expected market-related appreciation and higher expected GMDB costs. However, as a result of resetting the long-term assumption for market-related appreciation and applying the reversion-to-the-mean accounting methodology, the Company believes that DAC amortization will be less sensitive to short-term market movements than in the first nine months of 2002. The Company is exposed to further impairments to the DAC asset if actual experience is worse than the current assumptions, as discussed above. Impairments would increase DAC amortization in the period that they are recognized.

Guaranteed Minimum Death Benefits

As noted above, as of September 30, 2002, the Company increased its assumptions related to the long-term cost of GMDB for variable annuity products. The GMDB feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. As of September 30, 2002, the difference between the GMDB and the current account value (the "net amount at risk") for all existing contracts was approximately $5.3 billion. For each one percent change, either increase or decrease from September 30, 2002 levels in the S&P 500 Index, the net amount at risk is estimated to increase or decrease by approximately $80 million to $100 million. This amount will gradually decline as surrenders also reduce the net amount at risk.

To estimate the cost of the GMDB feature with respect to the profitability of the related insurance contract, the Company establishes and applies certain assumptions relating to the appreciation of related account assets, mortality and contract persistency, among other matters. The Company regularly evaluates these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions. The compounding effects of the significant third quarter market decline, the rating agency downgrades, increased persistency and related AFS strategic business changes resulted in significantly decreased account values and persistency assumptions which required the Company to reassess, and increase, its assumptions related to the long-term cost of GMDB.

The Company has had a consistent policy of providing reserves for GMDB based on its best estimate of the long-term cost of GMDB. As of September 30, 2002, the Company reassessed its expectation of the long-term cost of GMDB in view of the current net amount at risk and the revised persistency expectations, as well as the absence of additional deposits at current market levels. This resulted in revised expectations for the long-term cost of GMDB. The Company calculated a required reserve at September 30, 2002 of $106.7 million, and recognized this amount in policy benefits. This was partially offset by a reduction in DAC amortization of $67.6 million. It should be noted that in addition to the reserve increase, policy benefits in the quarter include $28.7 million of additional GMDB expense, versus $2.4 million in the prior year. These amounts were partially offset by reduced DAC amortization of $15.6 million and $1.0 million, respectively.

Based on account values as of September 30, 2002, the estimated annual GMDB expense would be approximately $45 million. In the near term, cash costs may exceed the annual expense, thereby reducing the reserve. Expected assumed appreciation in asset levels would gradually reduce, and eventually reverse, this difference over time. There can be no assurance that the existing reserve will be sufficient, or that the Company's estimate of long-term GMDB costs is accurate or sufficient. Future changes in market levels, persistency of existing accounts, mortality and other factors may result in material changes to GMDB costs and related expenses.

Technology Costs

The Company also recognized $29.8 million of asset impairments related to technology used in its variable annuity and variable universal life business. Of this amount, $29.1 million relates to capitalized software development costs. The remaining $0.7 million relates to technology hardware. During the past five years, the Company has incurred costs to develop technology platforms for its variable products. This includes the technology used to underwrite, issue and maintain customer accounts, incorporating disparate and complex product attributes. As a result of rating agency actions (see Rating Agency Actions), and the Company's decision to cease new sales of proprietary life insurance and annuity products, the Company determined that expected future cash flows do not support continued capitalization of the entire cost of the technology assets. Accordingly, the Company recognized the aforementioned permanent impairment in other operating expenses.

Other

The future profitability of the AFS segment is dependent upon, among other things, its ability to generate non-proprietary sales, the persistency of existing customer accounts, equity market levels, and its ability to rationalize its expense structure consistent with its new business model. The Company believes the earnings of this segment will be substantially less than those in years prior to 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Segment results deteriorated $745.6 million, to a loss of $624.3 million during the first nine months of 2002. This loss reflects net charges of $698.3 million resulting from the cumulative effect of the significant, persistent decline in equity market values during the most recent two years and nine months, as well as rating agency actions (see Rating Agency Actions), and the Company's decision to cease new sales of proprietary life insurance and annuity products. These charges include $629.4 million of additional amortization of the DAC asset, a change in the assumptions related to the long-term cost of GMDB for variable annuity products resulting in a reserve increase of $106.7 million, partially offset by a reduction in DAC amortization of $67.6 million, and the recognition of impairments of capitalized technology costs associated with variable products totaling $29.8 million.

The following table summarizes the aforementioned charges and benefits for the first nine months of 2002. Each is explained in subsequent paragraphs.



(In millions)
----------------------------------------------------------------------
Additional DAC Amortization:
    Revision of surrender rate assumptions................ $   171.1
    Equity market depreciation............................     202.8
    Revision of market-related appreciation assumptions...      43.3
    Revision of GMDB long-term cost assumptions...........      61.7
    Revision of future fees assumption....................      (8.5)
    Impairment of DAC asset...............................     159.0
                                                             ---------
                                                               629.4
                                                             ---------
GMDB:
    Revision of long-term cost assumptions................     106.7
    Reduction of DAC amortization.........................     (67.6)
                                                             ---------
                                                                39.1
                                                             ---------

Impairment of capitalized technology costs................      29.8
                                                             ---------

Total..................................................... $   698.3
                                                             =========

Deferred Acquisition Costs

The aforementioned $629.4 million of additional DAC amortization consists of six separate items. First, the Company anticipates that the rating agency actions (see Rating Agency Actions) and the Company's decision to cease new sales of proprietary life insurance and annuity products will unfavorably affect the persistency of the existing customer accounts, as customers seek to transfer their accounts to companies who are active in the marketplace and have higher ratings. This reduces expected future profits, resulting in $171.1 million of additional DAC amortization in the third quarter.

Second, significant declines in equity market values resulted in additional amortization of $202.8 million in the first nine months of 2002. This resulted from application of the Company's reversion-to-the-mean accounting methodology. The Company considers the recent declines to be suggestive of a permanent, partial reduction in future profitability.

Third, as of September 30, 2002, the Company reviewed and reset its assumptions regarding future market-related appreciation of separate account assets and its application of the reversion-to-the-mean accounting methodology. In view of the additional market declines in the third quarter, as well as the reduced time horizon resulting from the revised persistency expectations, the Company reduced its expected rate of annual appreciation to 8% (2% per quarter), starting with September 30, 2002 asset levels. This reduces expected future profits, resulting in $43.3 million of additional DAC amortization.

Fourth, the Company increased its assumptions related to the long-term cost of GMDB for variable annuity products as of September 30, 2002. (See the discussion of the GMDB reserve below.) The increased cost estimates affected the Company's expectation of future gross profits, resulting in additional DAC amortization of $61.7 million in the first nine months of 2002.

Fifth, the Company changed its estimate of future fees from certain annuity products in the second quarter of 2002. This decreased DAC amortization by $8.5 million in that quarter.

Finally, the Company recognized the aforementioned additional amortization of $159.0 million related to its Partners distribution channel (see Statutory Premiums and Deposits for a description of the distribution channels).

Guaranteed Minimum Death Benefits

As noted above, the Company reassessed its expectation of the long-term cost of GMDB in view of the current net amount at risk, the revised persistency expectations, as well as the absence of additional deposits at current market levels. This resulted in revised expectations for the long-term cost of GMDB. The Company calculated a reserve at September 30, 2002 of $106.7 million, and recognized this amount in policy benefits. This was partially offset by a reduction in DAC amortization of $67.6 million. It should be noted that in addition to the reserve increase, policy benefits during the nine-month period include $64.9 million of additional GMDB expense, versus $8.7 million in the prior year. These amounts were partially offset by reduced DAC amortization of $31.6 million and $3.5 million, respectively.

Technology Costs

The  Company  also  recognized  the   aforementioned   $29.8  million  of  asset
impairments related to technology used in its variable annuity and variable universal life business.

Statutory Premiums and Deposits


The following  table sets forth  statutory  premiums and deposits by product for the Allmerica Financial Services segment.



                                                            Quarter Ended             Nine Months Ended
                                                            September 30,               September 30,
                                                     ------------------------     ------------------------
(In millions)                                            2002          2001           2002          2001
----------------------------------------------------------------------------------------------------------
    Insurance:
          Traditional life.....................    $      7.4     $      7.5     $     36.7    $     31.5
          Universal life.......................           1.8            2.8            9.7          12.2
          Variable universal life..............          53.4           47.8          186.6         149.1
          Individual health....................           -              -              0.1           0.2
          Group variable universal life........          13.1            8.1           39.0          67.4
                                                    ----------     ----------      ----------    ---------
                Total insurance................          75.7           66.2          272.1         260.4
                                                    ----------     ----------      ----------    ---------

     Annuities:
          Separate account annuities...........         436.9          435.3        1,819.2       1,414.6
          General account annuities............         331.8          180.8          793.7         737.2
          Retirement investment accounts.......           1.2            1.3            4.7           5.2
                                                    ----------     ----------      ----------    ---------
                Total individual annuities.....         769.9          617.4        2,617.6       2,157.0

          Group annuities......................          19.1           19.8           56.5         185.0
                                                    ----------     ----------      ----------    ---------
                Total annuities................         789.0          637.2        2,674.1       2,342.0
                                                    ----------     ----------      ----------    ---------

     Total premiums and deposits...............    $    864.7     $    703.4     $  2,946.2    $  2,602.4
                                                    ==========     ==========      ==========    =========

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

For the quarter ended September 30, 2002, total premiums and deposits increased $161.3 million, or 22.9%, to $864.7 million. These increases are primarily due to higher general account annuity deposits. As a result of the rating agency actions (see Rating Agency Actions) and the Company's decision to cease new sales of proprietary life insurance and annuity products, AFS premiums and deposits will decline significantly in the future. By October 31, 2002, new sales of these products were virtually eliminated.

Annuity products were distributed primarily through three distribution channels:
(1) "Agency", which consists of the Company's career agency force; (2) "Select", which consists of a network of third party broker-dealers; and (3) "Partners", which includes distributors of the mutual funds advised by Scudder Investments ("Scudder"), Pioneer Investment Management, Inc. ("Pioneer") and Delaware Management Company ("Delaware"). Agency, Select, and Partners represented, respectively, approximately 23%, 34%, and 43% of individual annuity deposits in the third quarter of 2002, and Scudder represented 35% of all individual annuity deposits. During the third quarter of 2001, Agency, Select, and Partners represented, respectively, approximately 25%, 34%, and 41% of individual annuity deposits, and Scudder represented 31% of all individual annuity deposits. In future periods, the Company expects to generate revenues by the Agency channel distributing non-proprietary investment and insurance products.

The Company also plans to retain and service its existing customer accounts, including variable annuity, variable life and the remaining traditional life and group retirement accounts. As of September 30, 2002, Agency, Select, Partners and Other distribution channels represented, respectively, 46%, 16%, 23% and 15% of the segment's total general and separate account assets.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

For the nine months ended September 30, 2002, total premiums and deposits increased $343.8 million, or 13.2%, to $2.9 billion. These increases were primarily due to higher annuity deposits into the Company's separate accounts resulting, in part, from a continued emphasis by Scudder on marketing and sales of the Company's annuity products as well as to higher general account annuity deposits. These increases were partially offset by lower group annuity deposits resulting from the Company's decision to cease marketing activities for new group retirement business. Variable universal life deposits increased due to increased sales of specialty variable life products. Group variable universal life deposits decreased due to the cessation of marketing activities for this product.

Agency, Select, and Partners represented, respectively, approximately 21%, 33%, and 46% of individual annuity deposits in the first nine months of 2002, and Scudder represented 39% of all individual annuity deposits. During the first nine months of 2001, Agency, Select, and Partners represented, respectively, approximately 25%, 38%, and 37% of individual annuity deposits, and Scudder represented 27% of all individual annuity deposits.

Allmerica Asset Management


The following table summarizes the results of operations for the Allmerica Asset Management segment for the periods indicated.


                                                                 Quarter Ended                   Nine Months Ended
                                                                 September 30,                     September 30,
                                                           ---------------------------        -------------------------
(In millions)                                                2002             2001             2002             2001
-----------------------------------------------------------------------------------------------------------------------
Interest margins on Guaranteed Investment
  Contracts ("GICs"):
   Net investment income..............................  $     24.4      $      37.1       $     75.8      $     113.5
   Interest credited..................................        21.9             32.2             68.1             99.8
                                                          ---------        ----------        --------        ---------
Net interest margin...................................         2.5              4.9              7.7             13.7
Fees and other income:
   External...........................................         5.9              1.7             16.1              4.5
   Internal...........................................         1.9              1.3              4.6              4.0
Other operating expenses..............................        (4.6)            (1.8)           (12.5)            (5.7)
                                                          ---------        ----------        --------        ---------
Segment income........................................  $      5.7      $       6.1       $     15.9      $      16.5
                                                          =========        ==========        ========        =========
Average GIC deposits outstanding......................  $  2,119.7      $   2,910.0       $  2,286.0      $   2,704.6
                                                          =========        ==========        ========        =========

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Segment income decreased $0.4 million, or 6.6%, to $5.7 million during the third quarter of 2002, primarily due to decreased earnings on GICs. This decrease was partially offset by the inclusion of earnings related to the Company's premium financing subsidiary, AMGRO, in 2002 which was previously included in the Risk Management segment, and by an increase in fees and other income related to external clients. Earnings on GICs decreased $2.4 million primarily due to withdrawals of short-term funding agreements and to lower net investment income. Net investment income declined primarily due to the shift from higher yielding below investment grade securities to lower yielding, but higher quality investment grade securities during 2002 and 2001 (see Investment Portfolio), and to the effect of defaults on certain bonds supporting GIC obligations. An increase in earnings from asset management services provided to external clients resulted from new external assets under management.

At June 30, 2002, the Company held $291.1 million of short-term funding agreements with put features which allow the policyholder to cancel the contract prior to maturity. During the third quarter of 2002, payments related to short-term funding agreement withdrawals were approximately $106 million. Also, during the third quarter of 2002, the Company was notified of approximately $185 million of additional withdrawals, which represents the remaining outstanding short-term funding agreements with put features. Payments related to these remaining short-term funding agreements occurred in the fourth quarter of 2002. Management expects income from the GIC product line to be unfavorably affected in future periods due to short-term funding agreement withdrawals. In addition, due to rating agency actions (see Rating Agency Actions) management does not expect to pursue future sales of short-term or long-term funding agreements. The Company also expects assets of this segment to gradually decline as the existing long-term funding agreements mature or are retired.

The Company uses derivative instruments to hedge its GIC portfolio. For floating rate GIC liabilities that are matched with fixed rate securities, the Company manages the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, certain funding agreements are denominated in foreign currencies. To mitigate the short-term effect of changes in currency exchange rates, the Company regularly hedges by entering into foreign exchange swap contracts and compound foreign currency/interest rate swap contracts to hedge its net foreign currency exposure. These hedges resulted in an $8.6 million and a $14.2 million reduction in net investment income during the third quarter of 2002 and 2001, respectively, offset by similar reductions in GIC interest credited during the respective periods. The decrease is due to a decrease in average outstanding GIC deposits and the associated hedges.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Segment income decreased $0.6 million, or 3.6%, to $15.9 million in the first nine months of 2002, primarily due to decreased earnings on GICs. This decrease is partially offset by the inclusion of earnings related to the Company's premium financing subsidiary, AMGRO, in AAM's results beginning in 2002 and by an increase in fees and other income related to external clients. Earnings on GICs decreased in 2002 primarily due to the aforementioned withdrawals of short-term funding agreements and to lower net investment income. Net investment income declined primarily due to the shift from higher yielding below investment grade securities to lower yielding, but higher quality investment grade securities during 2002 and 2001, and to the effect of the aforementioned bond defaults. The increase in external fees and other income primarily resulted from the aforementioned increase in other external assets under management from additional deposits.

At December 31, 2001, the Company held $761.8 million of short-term funding agreements with put features which allow the policyholder to cancel the contract prior to maturity. During the first nine months of 2002, payments related to short-term funding agreement withdrawals were approximately $582 million. Also, during the third quarter of 2002, the Company was notified of approximately $185 million of additional withdrawals which represent the remaining short-term funding agreements with put features. Payments related to these subsequent withdrawal notifications occurred in the fourth quarter of 2002.

As noted above, the Company uses derivative instruments to hedge interest rate and currency exchange rate risks related to its GIC portfolio. These hedges resulted in a $34.7 million and a $31.6 million reduction in net investment income for the nine months ended September 30, 2002 and 2001, respectively, offset by similar reductions in GIC interest credited during the respective periods.

Corporate


The following table summarizes the results of operations for the Corporate segment for the periods indicated.


                                                                 Quarter Ended                 Nine Months Ended
                                                                 September 30,                   September 30,
                                                          -----------------------------------------------------------
(In millions)                                               2002              2001          2002              2001
---------------------------------------------------------------------------------------------------------------------
Segment  revenues
  Net investment income..............................  $      1.1       $       2.1    $      4.3        $       4.6

  Interest expense...................................         3.8               3.8          11.4               11.4
  Other operating expenses...........................        14.8              14.0          42.0               40.7
                                                          ----------       ----------     ----------        ---------

Segment loss.........................................  $    (17.5)      $     (15.7)   $    (49.1)       $     (47.5)
                                                          ==========       ==========     ==========        =========

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

The segment loss increased $1.8 million, or 11.5%, to $17.5 million in the third quarter of 2002, primarily resulting from a decrease in net investment income principally due to lower average invested assets and to lower investment yields. In addition, segment loss increased due to higher spending in corporate overhead costs.

Interest expense for both periods relates to the interest paid on the Senior Debentures of the Company.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Segment loss increased $1.6 million, or 3.4%, to $49.1 million in the first nine months of 2002, primarily resulting from increased spending in corporate overhead costs and lower net investment income. These increases were partially offset by state tax credits recognized by the holding company.

Interest expense for both periods relates to the interest paid on the Senior Debentures of the Company.

Investment Portfolio


The Company held general account investment assets diversified across several asset classes, as follows:

                                                          September 30, 2002                December 31, 2001
                                                   -----------------------------------------------------------------
                                                       Carrying       % of Total         Carrying       % of Total
(In millions)                                            Value      Carrying Value         Value      Carrying Value
--------------------------------------------------------------------------------------------------------------------
Fixed maturities (1)............................     $  8,949.2          83.1%         $  9,401.7          88.1%
Equity securities (1)...........................           50.4           0.5                62.1           0.6
Mortgages.......................................          286.7           2.7               321.6           3.0
Policy loans....................................          360.4           3.3               379.6           3.5
Cash and cash equivalents.......................          952.3           8.8               350.2           3.3
Other long-term investments.....................          169.3           1.6               161.2           1.5
                                                   -----------------------------------------------------------------
     Total......................................     $ 10,768.3         100.0%         $ 10,676.4         100.0%
                                                   =================================================================
--------------------------------------------------------------------------------------------------------------------
(1) The Company carries fixed maturities and equity securities in its investment portfolio at market value.

Total investment assets increased $91.9 million, or 0.9%, to $10.8 billion during the first nine months of 2002. This increase consisted primarily of an increase in cash and cash equivalents of $602.1 million, partially offset by decreases of $452.5 million in fixed maturities and $34.9 million from the run-off of the mortgage portfolio. Cash and cash equivalents increased principally from the sale of fixed maturities in the Risk Management and Allmerica Financial Services segments. The decrease in fixed maturities is primarily due to short term funding agreement withdrawals in the Allmerica Asset Management segment and the aforementioned sale of fixed maturities in the Risk Management and AFS segments. These decreases were partially offset by an increase in fixed maturities in the AFS segment principally due to net deposits into the general account.

The Company's fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners ("NAIC"), investment grade securities comprised 90.6% and 90.7% of the Company's total fixed maturity portfolio at September 30, 2002 and December 31, 2001, respectively. Although management expects that new funds will be invested primarily in cash, cash equivalents and investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity interests. The average yield on fixed maturities was 6.8% and 7.4% for the nine months ended September 30, 2002 and 2001, respectively. This decline reflects the shift from higher yielding below investment grade securities to lower yielding, but higher quality investment grade securities, as well as lower prevailing fixed maturity investment rates since the first quarter of 2001. Due to the current interest rate environment, management expects its investment yield to be negatively affected by lower prevailing fixed maturity investment rates in 2002.

As of September 30, 2002 and December 31, 2001, approximately $504.0 million and $509.8 million, respectively, of the Company's fixed maturities were invested in non-publicly traded securities. Fair values of non-publicly traded securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

Principally as a result of the Company's exposure to below investment grade securities, the Company recognized $104.8 million and $118.5 million of realized losses on other-than-temporary impairments of fixed maturities during the first nine months of 2002 and 2001, respectively. Other-than-temporary impairments in 2002 included $15.3 million from securitized investment portfolios and $10.1 million related to securities issued by WorldCom and affiliated companies. Other-than-temporary impairments in 2001 included a $23.7 million loss from a securitized investment portfolio. The losses reflect the continued deterioration of high-yield securities in our portfolio. In addition, the Company recognized $9.1 million of realized losses on other-than-temporary impairments of equity securities during the first nine months of 2002. There were no realized losses on other-than-temporary impairments of equity securities during the first nine months of 2001. In the Company's determination of other-than-temporary impairments, management considers several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below the Company's cost, and with respect to fixed maturity investments, any factors that might raise doubt about the issuer's ability to pay all amounts due according to the contractual terms. The Company applies these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary losses are recorded as unrealized losses, which do not impact net income and earnings per share but reduce other comprehensive income.

In addition, the Company had fixed maturity securities with a carrying value of $43.1 million and $9.8 million on non-accrual status at September 30, 2002 and December 31, 2001, respectively. No assurance can be given that the fixed maturity impairments will, in-fact, be adequate to cover future losses or that substantial additional impairments will not be required in the future.

The effect of holding securities for which income is not accrued, compared with amounts that would have been recognized in accordance with the original terms of the investments, was a reduction in net investment income of $13.8 million and $9.2 million for the nine months ended September 30, 2002 and 2001, respectively. This includes the impact of securities held as of the aforementioned financial statement dates, as well as securities sold during those periods. Management expects that defaults in the fixed maturities portfolio may continue to negatively impact investment income.

The gross unrealized losses on our fixed maturities and equity securities are viewed as being temporary as it is management's assessment that these securities will recover in the near-term and, further, that as of September 30, 2002, the Company has the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in market value. The risks inherent in the assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from management's expectations; management may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from the Company's original assessment may lead the Company to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and the Company would record a charge to earnings.

The following table sets forth gross unrealized losses by maturity periods for fixed maturities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.


                                                            September 30,          December 31,
(In millions)                                                   2002                   2001
------------------------------------------------------------------------------------------------
  Due in one year or less............................  $         6.3         $          4.9
  Due after one year through five years..............           87.5                   55.9
  Due after five years through ten years.............          113.2                   64.7
  Due after ten years................................           41.5                   52.6
                                                          ----------------      ----------------
Total                                                  $       248.5         $        178.1
                                                          ================      ================

Of the $248.5 million and $178.1 million of gross unrealized losses on fixed maturities, approximately $28.3 million and $45.6 million relates to fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, as of September 30, 2002 and December 31, 2001, respectively. An additional $62.3 million and $72.7 million of gross unrealized losses relates to holdings of investment grade fixed maturities in a variety of industries and sectors, while approximately $157.9 million and $59.8 million relates to holdings of below investment grade fixed maturities in a variety of industries and sectors as of September 30, 2002 and December 31, 2001, respectively. Substantially all below investment grade securities with an unrealized loss have been rated by either the NAIC, S&P or Moody's as of September 30, 2002 and December 31, 2001. Gross unrealized losses relating to equity securities were $4.0 million and $9.1 million as of September 30, 2002 and December 31, 2001, respectively.

In addition, of the $252.5 million and $187.2 million of gross unrealized losses of fixed maturities and equity securities, $21.2 million and $16.6 million have been in a significant unrealized loss position (typically those securities with a market value less than 80% of amortized cost) for six months or longer as of September 30, 2002 and December 31, 2001, respectively. The remaining unrealized loss of $231.3 million and $170.6 million as of September 30, 2002 and December 31, 2001, respectively, represents securities that have been in an unrealized loss position for less than six months or have a market value more than 80% of amortized cost.

The Company  enters into various types of interest rate swap  contracts to hedge exposure to interest rate fluctuations on floating rate funding agreement liabilities that are matched with fixed rate securities. The Company also enters into foreign currency swap contracts, as well as compound foreign currency/interest rate swap contracts to hedge foreign currency and interest rate exposure on specific funding agreement liabilities. Finally, the Company enters into other swap contracts for investment purposes. These derivative instruments, which are no longer held by the Company at September 30, 2002, are not linked to specific assets and liabilities on the balance sheet or to a forecasted transaction, and therefore do not qualify for hedge accounting. The Company recognized $1.2 million of net realized gains compared to $15.4 million of net realized losses on derivatives during the third quarter of 2002 and 2001, respectively, and recognized $33.2 million and $18.4 million of net realized losses on derivatives for the nine months ended September 30, 2002 and 2001, respectively. The realized gains in the third quarter of 2002 and the realized losses in the third quarter of 2001 were due primarily to fluctuations in the value of derivatives entered into for investment purposes, which were no longer held as of September 30, 2002, as well as losses in the third quarter of 2001 on the termination of swap contracts used to hedge short-term funding agreements in response to withdrawals. The realized losses during the nine months ended September 30, 2002, were due primarily to the termination of derivative instruments used to hedge short-term funding agreements, during a declining interest rate environment, in response to short-term funding agreement withdrawals. The realized losses during the nine months ended September 30, 2001, were due primarily to fluctuations in the value of derivatives entered into for investment purposes, as well as losses on the termination of swap contracts used to hedge short-term funding agreements in response to withdrawals.

Income Taxes

AFC and its domestic subsidiaries file a consolidated United States federal income tax return. Entities included within the consolidated group are segregated into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income.

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

The provision for federal income taxes was a benefit of $181.7 million during the third quarter of 2002, compared to a benefit of $11.4 million during the same period in 2001. These provisions resulted in consolidated effective federal tax rates of (37.0%) and (47.9%) for the quarters ended September 30, 2002 and 2001, respectively. It is the Company's policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax benefit for 2002 has been computed based on the first nine months of 2002 as a discrete period due to the uncertainty regarding the Company's ability to reliably estimate pre-tax income for the remainder of the year. The Company cannot reliably estimate pre-tax income for the remainder of 2002 principally due to the impact of the equity markets on the Company, including possible additional amortization of DAC. The large benefit in the current quarter is primarily due to the significant loss recognized by the AFS segment.

Included in the Company's deferred tax net asset as of September 30, 2002 is an approximately $150 million asset related to federal income tax net operating loss carryforwards ("NOL"). This NOL may be utilized in future years to offset taxable income of approximately $428 million. In addition, there is an asset of approximately $93 million related to alternative minimum tax credit carryforwards at September 30, 2002. Although the Company believes that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The provision for federal income taxes was a benefit of $233.8 million during the first nine months of 2002, compared to a benefit of $6.7 million during the same period in 2001. These provisions resulted in consolidated effective federal tax rates of (43.4%) and (8.8%) for the nine months ended September 30, 2002 and 2001, respectively. The large benefit in the current period is primarily due to the significant loss recognized by the AFS segment. The benefit also reflects an $11.6 million favorable settlement of certain prior years' federal income tax returns.

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

The Company periodically reviews the DAC asset to determine if it is recoverable from future income. If DAC is determined to be unrecoverable, such costs are expensed at the time of determination. The amount of DAC considered realizable would be reduced in the near term if the estimate of ultimate or future gross profits is reduced. The amount of DAC amortization would be revised if any of the estimates discussed above are revised. In addition, the disposition of a line of business can result in the permanent impairment of that line's DAC asset.

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

Statutory Capital of Insurance Subsidiaries

The NAIC prescribes an annual calculation regarding Risk Based Capital ("RBC"). RBC is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk based capital. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment. Total adjusted capital for property and casualty companies is capital and surplus. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital. Regulators may take action for reasons other than triggering various action levels. The various action levels are summarized as follows:

o The Company Action Level, which equals 200% of the Authorized Control Level, requires the Company to prepare and submit a RBC plan to the commissioner of the state of domicile. A RBC plan proposes actions which a company may take in order to bring statutory capital above the Company Action Level. After review, the commissioner will notify the Company if the plan is satisfactory.

o The Regulatory Action Level, which equals 150% of the Authorized Control Level, requires the insurer to submit to the commissioner of the state of domicile a RBC plan, or if applicable, a revised RBC plan. After examination or analysis, the commissioner will issue an order specifying corrective actions ("Corrective Order") to be taken.

o The Authorized Control Level authorizes the commissioner of the state of domicile to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the insurer.

o The Mandatory Control Level, which equals 70% of the Authorized Control Level, authorizes the commissioner of the state of domicile to take actions necessary to place the Company under regulatory control (i.e. rehabilitation or liquidation).

o Life and health companies whose Total Adjusted Capital is between 200% and 250% of the Authorized Control Level are subject to a trend test. The trend test calculates the greater of the decrease in the margin between the current year and the prior year and the average of the past three years. It assumes that the decrease could occur again in the coming year. Any company that trends below 190% of the Authorized Control Level (i.e. demonstrates a negative trend) would trigger the Company Action Level. In the event the trend test were applied to FAFLIC or AFLIAC when the December 31, 2002 financial statements are filed, it is expected that there would be a negative trend and therefore Total Adjusted Capital of less than 250% of the Authorized Control Level would trigger the Company Action Level.

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the "Regulatory Scale"); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are estimated RBC ratios for the Companies' life insurance subsidiaries and for Hanover as of September 30, 2002, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):


                               Total Adjusted      Company Action     Authorized Control     RBC Ratio           RBC Ratio
(In millions, except ratios)       Capital              Level               Level          Industry Scale    Regulatory Scale
------------------------------------------------------------------------------------------------------------------------------
  FAFLIC (1).................      $326.4              $223.4              $111.7               146%               292%
  AFLIAC.....................       148.7               111.8                55.9               133%               266%
  Hanover (2)................       892.6               367.9               183.9               243%               486%


(1) FAFLIC's Total Adjusted Capital includes $148.7 million related to its subsidiary, AFLIAC.
(2) Hanover's Total Adjusted Capital includes $483.9 million related to its subsidary, Citizens.


AFC has entered into an agreement with the Massachusetts Commissioner of Insurance (the "Massachusetts Commissioner"), in consideration of the decision not to write new business, whereby it will indefinitely maintain the RBC ratio of FAFLIC at a minimum of 100% of the Company Action Level (on the Industry Scale). This agreement replaces an earlier commitment that FAFLIC maintain a 225% RBC ratio (on the Industry Scale).

During 2002, AFC has made capital contributions to FAFLIC, which in turn contributed capital to AFLIAC. Such contributions were necessary due to the negative impact on statutory surplus of increased sales commissions, the effect of declines in the equity market on GMDB reserves and an increased level of realized investment losses. Such contributions were also made in consideration of the ratings of the life companies and the 225% RBC agreeement described above, which has since been superceded. For each contribution made, the amount was accrued as of the end of the prior quarter and was therefore reflected in the previous quarter's surplus balance in the corresponding Company's statutory quarterly or annual statement. Hanover also paid an ordinary dividend to AFC in July, 2002. Contributions made during 2002 were as follows:


                                                                      Amount
    Date of Contribution             Path of Contribution          (in millions)            Effective Date (1)
   -----------------------------------------------------------------------------------------------------------
      February, 2002                 AFC to FAFLIC                    $ 30                 December 31, 2001
                                     FAFLIC to AFLIAC                   30

      May, 2002                      AFC to FAFLIC                    $ 10                 March 31, 2002
                                     FAFLIC to AFLIAC                   18

      July, 2002                     Hanover to AFC                   $ 92                 July, 2002

      August, 2002                   AFC to FAFLIC                    $158                 June 30, 2002
                                     FAFLIC to AFLIAC                   35

      October, 2002                  FAFLIC to AFLIAC                 $171                 September 30, 2002


(1)   The effective date represents the date which these transactions were reflected in the Company's statutory surplus balance.

The Company received approval by the Massachusetts Commissioner for the contribution made from FAFLIC to AFLIAC in October, 2002, as required. This contribution is reflected in the aforementioned RBC ratios. Any further capital contributions from FAFLIC to AFLIAC prior to October, 2003 would require similar approval from the Massachusetts Commissioner.

Additional capital contributions to the life companies may be required in the future as statutory surplus may continue to be negatively impacted by an increased level of realized investment losses, the impact of GMDB reserves due to further declines in the equity market from September 30, 2002 levels, as described below, increased expenses, including pension expenses which are also subject to equity market fluctuations, and other factors. Such additional capital contributions could be funded by the holding company. The holding company's sources of capital include "extraordinary" dividends from the property and casualty insurance subsidiaries, borrowing under the existing syndicated credit agreement, and possible third party debt or equity financings. Also life company capital could be favorably impacted by the sale of certain lines of business in the AFS segment, reinsurance for certain lines of business in the AFS segment, the retirement of funding agreemnents or an internal reorganization of the Company's life insurance subsidiaries.

The statutory surplus of the life companies, particularly AFLIAC, which holds approximately 90% of the annuity deposits with the GMDB feature, is highly sensitive to movements in the equity market. This is due, in large part, to the required methodology for calculating GMDB ("Actuarial Guideline 34") reserves for statutory accounting purposes. As of September 30, 2002, the level of net GMDB reserves in the life companies was approximately $250 million. The increase of these reserves does not result directly in cash losses to the Company, but it does result in a reduction in statutory surplus. For each one percent decline in the S&P 500 Index, the expected increase in required statutory GMDB reserves is approximately $6 million to $8 million. Any increase in required reserves would result in an equal decrease in the statutory surplus. Any increase in the S&P 500 Index would result in a decrease in required statutory GMDB reserves, as well as an increase in surplus, but to a lesser extent, due to the impact of the GMDB reinsurance, discussed below. The DAC amortization adjustments described earlier do not have an impact on statutory surplus, as DAC is not a concept recognized under statutory accounting principles.

AFLIAC entered into a reinsurance agreement, in 2001, with an independent reinsurer, to cede up to $40 million of its GMDB costs annually based upon contract date, in excess of $40 million, for a three year period. Through the nine months ended September 30, 2002, AFLIAC incurred GMDB costs of approximately $63.1 million. Since 2001, the Company ceded approximately $33.6 million of GMDB costs under the agreement. As described under "Liquidity and Capital Resources" below, AFC entered into a related agreement to reimburse costs incurred by this independent reinsurer.


Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. As mentioned above (see Statutory Capital of Insurance Subsidiaries), AFC has entered into an agreement with the Massachusetts Commissioner, in consideration of the decision not to write new business, whereby it will indefinitely maintain the RBC ratio of FAFLIC at a minimum of 100% of the Company Action Level (on the Industry Scale).

During the first nine months of 2002, AFC received $92 million of dividends from its property and casualty businesses. Additional dividends from the Company's property and casualty insurance subsidiaries prior to July, 2003 would be considered "extraordinary" and would require prior approval from the respective state regulators. The Company does not expect dividend payments from its life insurance subsidiaries.

During the first nine months of 2002, AFC contributed $198 million to FAFLIC. Such capital contributions were made due to the negative impact on statutory surplus of increased sales commissions, GMDB reserves, an increased level of realized investment losses, the level of premiums and deposits and in consideration of the ratings of the life companies and the 225% RBC agreement, as described above, which has since been superceded.

In 2001, AFLIAC entered into an agreement to cede its GMDB to an independent reinsurer (see Statutory Capital of Insurance Subsidiaries). Under a related agreement, AFC agreed to reimburse these costs to the reinsurer. Through the nine months ended September 30, 2002, AFLIAC incurred GMDB costs of approximately $63.1 million. Since 2001, AFLIAC ceded $33.6 million under the agreement, of which AFC has reimbursed $7.2 million through September 30, 2002. AFC expects to reimburse the remaining $26.4 million in the fourth quarter of 2002. Management believes that AFC will be required to reimburse up to $40 million in 2003 of additional GMDB costs.

Sources of cash for the Company's insurance subsidiaries are from premiums and fees collected, investment income and maturing investments. Primary cash outflows are paid benefits, claims, losses and LAE, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to benefits, claims, losses and LAE can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate.
Management expects that, due to the decision to cease new sales of life and annuity products, the expectation of increased policy surrenders in AFS products and the retirement of funding agreements in AAM, significant net outflows of cash will occur in the near term. These outflows will be funded with existing cash and with proceeds from sales of cash equivalents and fixed maturities. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements.

Net cash provided by operating activities was $672.8 million and $445.3 million during the first nine months of 2002 and 2001, respectively. Net cash was higher primarily as a result of new deposits into the general account from the AFS segment, partially offset by a corresponding increase in commissions. Loss and LAE payments in the Company's property and casualty business also decreased slightly from the prior year. Also contributing to the increase in cash was the receipt of $11.6 million from federal income tax refunds.

Net cash provided by investing activities was $663.2 million for the first nine months of 2002, compared to net cash used in investing activities of $825.2 million for the same period of 2001. The $1.5 billion increase in cash provided is primarily the result of net sales of fixed maturities in 2002 primarily due to funding agreement withdrawals and in anticipation of cash payments to be made related to future surrenders in the AFS segment. In 2001, net purchases of fixed maturities resulted from the investment of net deposits from funding agreements and the investment of deposits into the general account related to a promotional program in AFS.

Net cash used in financing activities was $733.9 million during the first nine months of 2002, compared to net cash provided by financing activities of $699.7 million for the same period of 2001. The decrease in 2002 is primarily due to net funding agreement withdrawals, including trust instruments supported by funding obligations, of $651.7 million as compared to net deposits of $680.9 million in 2001 and to the extinguishment of the Company's short term debt obligation of $83.3 million in 2002.

At September 30, 2002, AFC, as a holding company, held $86.0 million of cash and investments. Management believes the holding company of AFC has the ability to meet its obligations including, but not limited to, interest on the Senior Debentures and Capital Securities, the aforementioned reimbursement related to the AFLIAC GMDB reinsurance agreement and dividends, when and if declared by the Board of Directors, on the common stock. The Company has recently decided to suspend payment of its annual common stock dividend. Whether the Company will pay dividends in the future depends upon the earnings and financial condition of AFC.

The Company expects to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company's insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. AFC has $150.0 million available under a committed syndicated credit agreement which expires on May 23, 2003. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, requirements that the Company maintain adjusted statutory surplus in all of its insurance subsidiaries in excess of $1 billion; at September 30, 2002 the adjusted statutory surplus was $1.2 billion. At September 30, 2002, no amounts were outstanding under this agreement. In addition, the Company had no commercial paper borrowing as of September 30, 2002.

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

Rating Agency Actions

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers information on specific insurance companies. Higher ratings generally indicate the rating agencies' opinion regarding financial stability and a stronger ability to pay claims.

Management believes that strong ratings are important factors in marketing the Company's products to its agents and customers, since rating information is broadly disseminated and generally used throughout the industry. Insurance company ratings are assigned to an insurer based upon factors deemed by the rating agencies to be relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security.

The following tables provide information about the Company's ratings at December 31, 2000 and 2001 and the rating agencies actions that have occurred in 2002:


Standard & Poor's Ratings


                                           December          December           August          September         October
                                             2000              2001              2002             2002              2002
                                       ----------------------------------------------------------------------------------------
Financial Strength Ratings

Property and Casualty Companies              AA-               AA-                A+                A-              BBB+
                                       (Very Strong)      (Very Strong)         (Strong)         (Strong)          (Good)
                                                                                                               with a negative
                                                                                                                   outlook

Life Companies                               AA-               AA-                A                 BB               B+
                                        (Very Strong)     (Very Strong)         (Strong)        (Marginal)         (Weak)
                                                                                                               with a negative
                                                                                                                   outlook

Debt Ratings

AFC Senior Debt                               A-                A-               BBB               BB                BB-
                                           (Strong)          (Strong)           (Good)         (Marginal)        (Marginal)

AFC Capital Securities                       BBB               BBB               BBB               B-                B-
                                            (Good)            (Good)            (Good)           (Weak)            (Weak)

AFC Short-term Debt                          A1+                A2                A2               B1                B
                                           (Strong)           (Good)            (Good)           (Weak)            (Weak)
                                                                                                               with a negative
                                                                                                                  outlook

FAFLIC Short-term Debt and                   A1+               A1+               A1+               B                 B
Financial Strength Ratings                 (Strong)          (Strong)          (Strong)       (Vulnerable)      (Vulnerable)



Moody's Ratings

                                 December         December           March             July            September         October
                                   2000             2001              2002             2002              2002             2002
                             -------------------------------------------------------------------------------------------------------
Financial Strength
Ratings

Property and Casualty               A1               A1                A1               A2                A3              Baa3
Companies                         (Good)           (Good)            (Good)           (Good)            (Good)         (Adequate)
                                                                                                                     with direction
                                                                                                                        uncertain

Life Companies                      A1               A1                A1               A3               Ba1               Ba3
                                  (Good)           (Good)            (Good)           (Good)        (Questionable)   (Questionable)
                                                                                                                     with direction
                                                                                                                        uncertain

Debt Ratings

AFC Senior Debt                     A2               A2                A3              Baa2              Ba1               B2
                                  (Good)           (Good)            (Good)         (Adequate)      (Questionable)       (Poor)

AFC Capital Securities              a2               A3               Baa1             Baa3              Ba2              Caa1
                                  (Good)           (Good)          (Adequate)       (Adequate)      (Questionable)     (Very Poor)
                                                                                                                     with direction
                                                                                                                        uncertain

AFC Short-term Debt                 P1               P1                P2               P2                NP               NP
                                (Superior)       (Superior)         (Strong)         (Strong)        (Not Prime)       (Not Prime)

FAFLIC Short-term                   P1               P1                P1               P2                NP               NP
Debt and Financial              (Superior)       (Superior)        (Superior)        (Strong)        (Not Prime)       (Not Prime)
Strength Ratings


A.M. Best's Ratings

                                            December          December            July           September          October
                                              2000              2001              2002             2002              2002
                                        ---------------------------------------------------------------------------------------
Financial Strength Ratings

Property and Casualty Companies                A                 A                 A                A-               B++
                                          (Excellent)       (Excellent)       (Excellent)       (Excellent)      (Very Good)
                                                                                                                 under review
                                                                                                                with negative
                                                                                                                 implications

Life Companies                                 A                 A                 A-               B+               C++
                                          (Excellent)       (Excellent)       (Excellent)       (Very Good)       (Marginal)
                                                                                                                 under review
                                                                                                                with negative
                                                                                                                 implication

Debt Ratings

AFC Senior Debt                            Not Rated             a-               bbb+             bbb-              bb+
                                                                                                                 under review
                                                                                                                with negative
                                                                                                                 implication

AFC Capital Securities                     Not Rated            bbb+              bbb               bb               bb-
                                                                                                                 under review
                                                                                                                with negative
                                                                                                                 implication

AFC Short-term Debt                        Not Rated           AMB-1             AMB-2             AMB-3            AMB-4
                                                                                                                 under review
                                                                                                                with negative
                                                                                                                 implication

As a result of the aforementioned rating downgrades of the life insurance companies, the Company is no longer able to generate new sales of proprietary products in its AFS segment and believes that surrender rates in the life insurance and annuity business will increase. In addition, the Company is no longer able to sell its GIC product. These downgrades have also caused counterparties to terminate certain swap agreements, which have been replaced with alternative derivative instruments.

The decrease in the property and casualty ratings, in particular the A.M. Best rating, could negatively impact earnings and growth in this business, primarily in the Company's commercial lines.

Rating downgrades have also adversely affected the cost and availability of any additional debt or equity financing and will continue to do so in the future should ratings remain at current levels or decrease further.

Recent Developments

For the nine months ended September 30, 2002 and 2001, the Company recognized net expenses of $16.5 million and $3.9 million, respectively, related to its employee pension plans. The expense related to the pension plans results from several factors, including changes in the market value of plan assets, interest rates and employee compensation levels. The increase in the net expense in 2002 primarily reflected a decline in the market value of plan assets over 2001. In 2003, management expects a significant increase in employee pension plan costs due to an expected decline in the market value of plan assets and interest rates in 2002. Such increases may negatively affect the Company's results of operations. Additionally, the Company expects to recognize a significant increase in its minimum pension liability related to its qualified pension plan. This increase results from a decrease in the market value of assets held by the plan during 2002 due to a decline in the equity market. The amount of any adjustment to be recorded as an increase to GAAP unrealized losses and a decrease to statutory surplus is currently unknown and depends on the future movement of the equity market.

In the fourth quarter of 2002, the Company expects to recognize a restructuring charge related to its decision to cease the manufacture and sale of proprietary variable products. This charge will consist primarily of severance and special termination benefit costs covering approximately 400 to 500 positions, among other things.

In addition to the decision to cease writing new proprietary variable annuity and life insurance products, the Company is considering various other strategic alternatives, including, but not limited to, possible third party debt or equity financings, reinsurance for certain lines of business in the AFS segment, the sale of certain lines of business in the AFS segment, the retirement of funding agreements, and the reorganization of its life insurance subsidiaries. There can be no assurance that the Company will be successful in pursuing these alternatives or, if completed, there can be no assurance that the effect of these alternatives will be on advantageous terms.

In connection with Mr. O'Brien's separation from the Company as President and Chief Executive Officer, the Company is contractually obligated to fully reimburse him for taxes incurred as a result of making a so-called 83(b) election pursuant to Section 83(b) of the Internal Revenue Code, as amended (the "IRC"), including any taxes arising from this reimbursement obligation. This obligation arose pursuant to a reimbursement agreement made in 2000 for the benefit of recipients of restricted stock awards issued under the Company's Long-Term Stock Incentive Plan who elected to pay income and related taxes under
Section 83(b) of the IRC and whose shares are subsequently forfeited under certain circumstances. It is estimated that Mr. O'Brien will be reimbursed approximately $1.8 million. As a result of such separation, Mr. O'Brien will forfeit 151,000 shares of restricted stock, which were not vested, as well as all vested and unvested stock options.

In order to facilitate the transition following Mr. O'Brien's separation, the Company entered into a consulting agreement with Mr. O'Brien for a period of six months, which can be extended by mutual consent thereafter, at a rate of $15,000 per month and to reimburse him for reasonable business expenses. Mr. O'Brien will not receive any director meeting fees from the Company so long as he receives payments under this consulting agreeement.

On November 1, 2002, the Securities and Exchange Commission (the "SEC") advised the Company that it is conducting an informal inquiry. The Company understands that this inquiry is related to the Company's recent public disclosures concerning its variable annuity and variable life insurance products business. On October 28, 2002, the Company reported third quarter 2002 financial information, including significant third quarter charges as a result of the combined effects of the continued stock market decline, action by the major rating agencies to lower the financial strength ratings of the Company's life insurance companies, and the accounting for its related decision to cease marketing its own life insurance and annuity products (See Asset Accumulation - Allmerica Financial Services). The SEC has requested certain information, including information about the Company's decision to cease the manufacture and sale of its proprietary variable annuity and life insurance products and the anticipated or actual losses related to such products. The Company is fully cooperating with the SEC.

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

Factors that may cause actual results to differ materially from historical results and from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) lower appreciation on or decline in value of the Company's managed investments or the investment markets in general, resulting in reduced variable product, assets and related variable product, management and brokerage fees, lapses and increased surrenders, increased DAC amortization, as well as increased cost of guaranteed minimum death benefits/decreased account balances supporting our guaranteed benefits products; (ii) adverse catastrophe experience and severe weather; (iii) adverse loss development for events the Company has insured in either the current or in prior years or adverse trends in mortality and morbidity; (iv) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (v) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business and recent and future changes affecting the tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations; (vi) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vii) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (viii) difficulties in recruiting new or retaining existing career agents and wholesalers to support the sale of non-proprietary variable products; (ix) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (x) loss or retirement of key executives; (xi) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (xii) changes in the Company's liquidity due to changes in asset and liability matching; (xiii) restrictions on insurance underwriting; (xiv) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's and A.M. Best, (xv) possible claims relating to sales practices for insurance products; (xvi) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance contracts or adverse effects on the cost and availability of reinsurance resulting from the September 11, 2001 terrorist attack; (xvii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products; (xviii) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets;
(xix) losses resulting from the Company's participation in certain reinsurance pools; (xx) losses due to foreign currency fluctuations; (xxi) defaults in debt securities held by the Company; (xxii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels, and (xxiii) the effect of the Company's restructuring actions.

In addition, with respect to the Allmerica Financial Services segment, the Company has provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses, net amount at risk, DAC amortization and Actuarial Guideline 34 reserves for statutory accounting purposes. This information is an estimation only and is based upon matters as in effect on September 30, 2002. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3

                     QUANTITATIVE AND QUALITATIVE DICLOSURES
                                ABOUT MARKET RISK


The Company's market risks, and the way the Company manages them, are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes in the first nine months of 2002 to such risks or the management of such risks.

                                     ITEM 4

                             CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Executive Office of the Chairman and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       EX - 10.43    Agreement dated October 24, 2002 with the Massachusetts
                     Department of Insurance.
       EX - 10.44    Section 83(b) Agreement,  dated March 21, 2000,  between
                     First  Allmerica  Financial Life  Insurance  Company and
                     John F. O'Brien.
       EX - 10.45    Section 83(b) Agreement,  dated March 21, 2000,  between
                     First  Allmerica  Financial Life  Insurance  Company and
                     Richard M. Reilly.
       EX - 10.46    Section 83(b) Agreement,  dated March 21, 2000,  between
                     First  Allmerica  Financial Life  Insurance  Company and
                     J. Kendall Huber.
       EX - 10.47    Consulting  Agreement,  dated October 25, 2002,  between
                     the Registrant and John F. O'Brien.
       EX - 99.1     Certification of J. Kendall Huber,  Executive Officer of
                     the Chairman pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to section 906 of the Sarbanes-Oxley Act
                     of 2002.
       EX - 99.2     Certification  of Edward J.  Parry  III,  Executive
                     Officer of the  Chairman  and Chief  Financial Officer
                     pursuant to 18 U.S.C.  Section 1350, as adopted pursuant
                     to section 906 of the Sarbanes-Oxley Act of 2002.
       EX - 99.3     Certification of Robert P. Restrepo,  Jr.,  Executive
                     Officer of the Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
                     Act of 2002.

(b)  Reports on Form 8-K

       On October 25, 2002, the Board of Directors of Allmerica Financial Corporation announced they have accepted the resignation of John F. O'Brien as President and Chief Executive Officer, effective immediately. Mr. O'Brien will continue as a Director of the Company and will be involved in the transition.

       In addition, the Board of Directors elected Michael P. Angelini as its Chairman and established an Office of the Chairman, comprised of Mr. Angelini, J. Kendall Huber, Senior Vice President and General Counsel, Edward J. Parry, III, newly appointed President of Allmerica Asset Accumulation Companies and AFC's Chief Financial Officer, and Robert P. Restrepo, Jr., President of Allmerica Property & Casualty Companies.

       On September 27, 2002, Allmerica Financial Corporation announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary products, with regard to its Allmerica Financial Services business unit, which includes the Company's life insurance and annuity operations.

       On August 14, 2002, the Chief Executive Officer and the Chief Financial Officer submitted to the SEC sworn statements pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Allmerica Financial Corporation
                                   Registrant



Dated    November 14, 2002
                                  /s/ J. Kendall Huber
                                  -------------------------------------------
                                  J. Kendall Huber
                                  Executive Officer of the Chairman


Dated    November 14, 2002
                                  /s/ Edward J. Parry III
                                  -------------------------------------------
                                  Edward J. Parry III
                                  Executive Officer of the Chariman, Chief
                                  Financial Officer and Principal Accounting
                                  Officer


Dated    November 14, 2002
                                  /s/ Robert P. Restrepo, Jr.
                                  -------------------------------------------
                                  Robert P. Restrepo, Jr.
                                  Executive Officer of the Chairman

CERTIFICATIONS


I, J. Kendall Huber, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Allmerica Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                    /s/ J. Kendall Huber
                                    --------------------
                                      J. Kendall Huber
                               Executive Officer of the Chairman

I, Edward J. Parry, III, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Allmerica Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                    /s/ Edward J. Parry, III
                                    ------------------------
                                      Edward J. Parry, III
                  Executive Officer of the Chairman and Chief Financial Officer

I, Robert P. Restrepo, Jr., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Allmerica Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                   /s/ Robert P. Restrepo, Jr.
                                   ---------------------------
                                     Robert P. Restrepo, Jr.
                                Executive Officer of the Chairman

                                  EXHIBIT INDEX

Exhibit Number          Exhibit

10.43 Agreement dated October 24 2002, with the Massachusetts Department of Insurance.
10.44 Section 83(b) Agreement, dated March 21, 2000, between First Allmerica Financial Life Insurance Company and John F. O'Brien.
10.45 Section 83(b) Agreement, dated March 21, 2000, between First Allmerica Financial Life Insurance Company and Richard M. Reilly.
10.46 Section 83(b) Agreement, dated March 21, 2000, between First Allmerica Financial Life Insurance Company and
                        J. Kendall Huber.
10.47 Consulting Agreement, dated October 25, 2002, between the Registrant and John F. O'Brien.
99.1 Certification of J. Kendall Huber, Executive Officer of the Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of Edward J. Parry III, Executive Officer of the Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.3 Certification of Robert P. Restrepo, Jr., Executive Officer of the Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.