Form 10-K
period 2002-12-31
ALLMERICA FINANCIAL CORP
filed 2003-03-27
CIK 944695

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to _____________

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

       Title of each class of securities              Name of Exchange on
                                                       which Registered
         Common Stock, $.01 par value,
            together with Stock
               Purchase Rights                       New York Stock Exchange
       75/8% Senior Debentures due 2025              New York Stock Exchange

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     Based on the closing sales price of June 30, 2002 the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant was $2,396,831,976.

     The number of shares outstanding of the registrant's common stock, $.01 par value, was 53,185,821 shares outstanding as of March 21, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Allmerica Financial Corporation's Proxy Statement of Annual Meeting of Shareholders to be held May 13, 2003 are incorporated by reference in
Part III.

                 Total number of pages, including cover page: 120

                         Exhibit Index is on pages 103-106

PART I

ITEM 1 - BUSINESS

ORGANIZATION

Allmerica Financial Corporation ("AFC" or the "Company") is a non-insurance holding company organized as a Delaware corporation in 1995. The consolidated financial statements of AFC include the accounts of AFC; Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"); First Allmerica Financial Life Insurance Company ("FAFLIC"); The Hanover Insurance Company ("Hanover"); Citizens Insurance Company of America ("Citizens"); and certain other insurance and non-insurance subsidiaries.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

The Company offers financial products and services in two major areas: Risk Management and Asset Accumulation. Within these broad areas, the Company conducts business principally in three operating segments. These segments are Risk Management, Allmerica Financial Services and Allmerica Asset Management.
In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company) and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those related to certain officers and directors, technology, finance, human resources and legal.
     Information with respect to each of the Company's segments is included in "Results of Operations" on pages 22 to 41 in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 16 on pages 92 to 94 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

Following is a discussion of each of the Company's operating segments.

RISK MANAGEMENT

General

The Company's Risk Management segment consists primarily of its property and casualty operations, which are principally generated through Hanover and Citizens. For the year ended December 31, 2002, the Risk Management segment accounted for $2.5 billion, or 71.9%, of consolidated segment revenues and provided $184.3 million of segment income before federal income taxes and minority interest. The Company underwrites personal and commercial property and casualty insurance primarily through an independent agent network concentrated in the Northeast, Midwest and Southeast United States.
     The Company's strategy focuses on the fundamentals of the business, namely disciplined underwriting, pricing, quality claim handling, active agency management, effective expense management and quality customer service. Risk Management continues to have strong regional focus and places emphasis on underwriting profitability and loss reserve adequacy in each major product line. The Risk Management segment of AFC was the 28th largest property and casualty insurance group in the United States based on 2001 direct premiums written, according to A.M. Best.

Risks

The industry's profitability can be significantly affected by: price; competition; volatile and unpredictable developments such as extreme weather conditions and natural disasters; legal developments affecting insurer and insureds' liability; extracontractual liability; size of jury awards; acts of terrorism; fluctuations in interest rates and other factors that may affect investment returns; and other general economic conditions and trends, such as inflationary pressures, that may affect the adequacy of reserves.

Lines of Business

The Company underwrites personal and commercial property and casualty insurance coverage.

PERSONAL LINES

Personal lines comprise 65% of the Risk Management segment's net written premium in 2002. Personal automobile and homeowners accounted for 73% and 24%, respectively, of total personal lines' net written premium in 2002.
     Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property.

     Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flooding), theft and vandalism, and against third party liability claims.
     Other personal lines is comprised of miscellaneous policies including: inland marine, umbrella, fire, allied lines and earthquake.
     Personal lines' net written premium in Michigan and Massachusetts represented approximately 41% and 20% of the Company's total personal lines' net written premium in 2002.
     According to A.M. Best, based upon direct written premium as of December 31, 2001, the Company is the largest writer of property and casualty insurance in Michigan through independent agents. In Michigan, AFC also ranked fourth in the industry for personal lines business, with 9% of the total market. The Michigan personal lines business represented approximately 41% of the Company's personal lines business in 2002, of which approximately 70% was in the personal automobile line. In Michigan, AFC is a principal provider with many of its agencies, averaging more than $1 million of total written premiums per agent.
     In addition, in 2002, approximately 23% of AFC's personal automobile business was written in Massachusetts. The Massachusetts Division of Insurance sets the rates for personal automobile business in the state. Effective January 1, 2003, rates increased 2.7%; rates were not changed in 2002. The Massachusetts Division of Insurance allows companies to offer discounts for sponsoring organizations and safe drivers. The Company adjusts these discounts annually. The Company anticipates that these discounts will be, in large part, eliminated during 2003.

COMMERCIAL LINES

Commercial lines comprise 35% of the Risk Management segment's net written premium. Commercial multiple peril net written premium accounted for 43%, commercial automobile 25% and workers' compensation 19% of total commercial lines' net written premium in 2002.
     Commercial multiple peril coverage insures businesses against third party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. It also insures business property for damage, such as that caused by fire, wind, hail, water damage (except for flooding), theft and vandalism.
     Commercial automobile coverage insures businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property.
     Workers' compensation coverage insures employers against employee medical and indemnity claims resulting from injuries related to work. Workers' compensation policies are often written in conjunction with other commercial policies.
     Other commercial lines is comprised of miscellaneous policies including: umbrella, ocean marine, inland marine, general liability, allied lines, fire and other coverages.
     In 2002, approximately 26%, 13% and 10% of the Company's commercial lines' net premiums written was generated in the states of Michigan, Massachusetts and New York, respectively.
     Commercial lines maintains an underwriting discipline which emphasizes quality control as a means to writing and retaining the best business for the best agents. This is monitored through a formalized monthly review in each branch for each underwriter, as well as by an annual audit conducted in each branch. Accountability for quality underwriting is shared locally, regionally and corporately.

Marketing and Distribution

The Company is licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia. As of December 31, 2002, approximately 36% and 17% of AFC's net written premium is generated in the states of Michigan and Massachusetts, respectively. The Company's other primary markets include New York, New Jersey, Maine and Illinois.
     AFC, in its Risk Management segment, maintains eighteen local branch sales and underwriting offices in fifteen states. In addition, three regional business centers in Atlanta, Georgia, Worcester, Massachusetts, and Howell, Michigan provide processing support. Administrative functions are centralized in its headquarters in Worcester, Massachusetts. This regional strategy allows the Company to maintain a strong focus on local markets and the flexibility to respond to specific market concerns. It also is a predominant factor in the establishment and maintenance of long-term relationships with larger, well-established independent agencies.
     Independent agents provide specialized knowledge of property and casualty products, local market conditions and customer demographics. Independent agents account for a significant amount of sales of the Company's property and casualty products. The Company's growth strategy is closely aligned to its relationship with the independent agency force; agents are compensated both on a regular commission schedule and on profitability. This method encourages agents to select customers whose risk characteristics are aligned with the Company's underwriting philosophy.

     Agencies are appointed based on profitability record, financial stability, staff experience and professionalism, and demonstrated business strategy. Once appointed, each agency's performance is carefully monitored and, in accordance with applicable legal and regulatory requirements, the Company takes actions as necessary to change these business relationships, such as by discontinuing the authority of the agent to underwrite certain products or revising commissions or profit sharing opportunities. Recent implementation of an agency monitoring system has facilitated business and results analysis and helps indicate appropriate action.
     The Risk Management segment sponsors local and national agent advisory councils as forums to enhance relationships between AFC and its agents. These councils work with the Company to provide products and services that help clients better manage the risks they face and to coordinate marketing efforts, support implementation of the Company's strategies and enhance local market presence.
     During the fourth quarter of 2001, the Company completed an extensive review of its agency relationships, which resulted in the termination of 377 agencies and the withdrawal of commercial lines' underwriting authority from an additional 314 agencies. These actions affected approximately 27% of approximately 2,500 active agencies representing the Company in 2001. These agencies had consistently produced unsatisfactory loss ratios. In addition, the Company terminated virtually all of its specialty commercial programs, which accounted for $54.4 million of net premiums written in 2001, and discontinued a number of special marketing arrangements. The total earned premium associated with the exited business was $164.6 million and $252.9 million in 2002 and 2001, respectively, and is estimated to be approximately $82 million in 2003. The Company is contractually or under statutory regulations obligated to renew policies with certain agents; these policies will continue to be in runoff in 2003. As noted in "Risk Management, Product Line Results - Commercial Lines", discussed on pages 27 and 28 in Management's Discussion and Analysis of this Form 10-K, these actions have resulted in improved underwriting results, primarily in commercial lines. The Company believes these actions will continue to result in improved underwriting results. In connection with these actions, the Company performed an actuarial review of outstanding reserves with segregated loss history on the exited business. Based on this review, losses and expenses totaling $68.3 million were recorded in 2001. Actual future losses from the exited business may vary from the Company's estimate.
     The Company utilizes the independent agents and brokers to offer discounted personal lines insurance products to employer and affinity groups, which include credit unions, clubs and associations ("Sponsored Markets"). The program, which is generally considered a voluntary employee or member benefit, is provided to those groups that the Company believes provide a higher potential for better underwriting results. In addition, the Company offers discounted personal lines products in Michigan through the Citizens Best program. This program is offered to any resident in Michigan who is a member of a qualified retirement or senior citizens organization. Each discounted policy issued through Sponsored Markets is individually underwritten, and even though provided at a discount, generally produces better underwriting results. The payroll deduction feature, which offers employee-group policyholders the option of having insurance premium paid electronically from the employers' payroll system, is frequently used in these programs. The processing efficiencies obtained by this option result in lower billing costs per transaction for the Company. Sponsored Markets experienced 11% growth, with net written premiums of approximately $739 million in 2002. The Citizens Best program accounts for $268.5 million in written premiums in 2002, approximately 35% of all Sponsored Markets' written premiums.
     A significant portion of the segment's discounted group business, including the Citizens Best program, are open to any agent who has a policyholder that meets the required criteria of the group. Marketing initiatives for 2003 will include expansion of open group options in active markets, actions to grow the affinity aspect of the business and efforts to increase utilization of the payroll deduction program.

Residual Markets and Pooling Arrangements

As a condition of its license to do business in various states, the Company is required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage. Such mechanisms include assigned risk plans, reinsurance facilities and pools, joint underwriting associations, fair access to insurance requirements plans, and commercial automobile insurance plans. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will write them voluntarily. The Company's participation in such shared markets or pooling mechanisms is generally proportional to the Risk Management segment's direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. The Company incurred an underwriting loss from participation in these mechanisms, mandatory pools and underwriting associations of $30.8 million, $20.1 million and $26.1 million in 2002, 2001 and 2000, respectively, relating primarily to coverages for personal and commercial automobile, personal and commercial property, and workers' compensation. The increase in the underwriting loss in 2002, compared to 2001, is primarily the result of an increase in Hanover's participation in the Massachusetts Commonwealth Automobile Reinsurers ("CAR") pool. The decrease in the underwriting loss in 2001, compared to 2000, is primarily related to a decrease in Hanover's participation in the CAR pool. The Company also participates in certain voluntary pools.

ASSIGNED RISK PLANS

Assigned risk plans are the most common type of shared market mechanism. Many states, including Illinois, New Jersey and New York, operate assigned risk plans. Such plans assign applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant's state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy was voluntarily written. The Company has elected to transfer its assignments under The New York Automobile Insurance Plan ("NYAIP") to a servicing carrier under a limited assignment distribution ("LAD") agreement. Under this LAD agreement, the servicing carrier retains the assigned underwriting results of the NYAIP for which it receives a fee from the Company. This fee was $20 million in 2002.

REINSURANCE FACILITIES AND POOLS

Reinsurance facilities are currently in operation in various states that require an insurer to write all applications submitted by an agent. As a result, an insurer could be writing policies for applicants with a higher risk of loss than it would normally accept. The reinsurance facility allows the insurer to cede this high risk business to the reinsurance facility, thus sharing the underwriting experience with all other insurers in the state. If a claim is paid on a policy issued in this market, the facility will reimburse the insurer. Typically, reinsurance facilities operate at a deficit, which is then recouped by levying assessments against the same insurers.
     As a servicing carrier in Massachusetts, the Company cedes a portion of its personal and commercial automobile premiums to the CAR pool. Net premiums earned and losses and loss adjustment expenses ("LAE") ceded to CAR were $46.8 million and $59.4 million in 2002, $34.2 million and $38.0 million in 2001, $37.3 million and $44.5 million in 2000. At December 31, 2002, CAR represented at least 10% of the Company's reinsurance activity.
     A reinsurance mechanism that exists in Michigan, the Michigan Catastrophic Claims Association ("MCCA"), covers no-fault first party medical losses of retentions in excess of $300,000. All automobile insurers in this state are required to participate in this reinsurance mechanism. Insurers are reimbursed for their covered losses in excess of this threshold. This threshold increased from $250,000 to $300,000 on July 1, 2002 and will continue to increase in scheduled amounts over the next ten years until it reaches $500,000. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state's automobile liability insurance market. The Company ceded to the MCCA premiums earned and losses and LAE of $32.6 million and $49.8 million in 2002, $7.2 million and $44.5 million in 2001, $3.7 million and $31.1 million in 2000. At December 31, 2002, the MCCA represented at least 10% of the Company's reinsurance activity.
     At December 31, 2002 and 2001, the Company, in the Risk Management segment, had reinsurance recoverables on paid and unpaid losses from CAR of $54.8 million and $40.4 million, respectively, and from MCCA of $349.1 million and $320.2 million, respectively. Management believes that the Company is unlikely to incur any material loss as a result of nonpayment of amounts owed to it by CAR, because CAR is a mandated pool supported by all insurance companies licensed to write automobile insurance in the Commonwealth of Massachusetts. In addition, with respect to MCCA (i) it is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, and (iii) the MCCA is supported by assessments permitted by statute.
     Reference is made to Note 18 on pages 94 and 95 and Note 21 on pages 98 and 99 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

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

VOLUNTARY POOLS

The Company has terminated its participation in virtually all of its voluntary pool business; however, the Company continues to be subject to claims related to years in which it was a participant. The Company was a participant in a voluntary excess and casualty reinsurance pool (Excess and Casualty Reinsurance Association, "ECRA") from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. The Company's participation in this pool has resulted in average paid losses of $2.3 million annually over the past ten years. During 2001, the pool commissioned an independent actuarial review of the current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, the Company recorded an additional $33.0 million of losses. Management believes that this item is not indicative of overall operating trends of this pool or other voluntary pools in which the Company participates. Because of the inherent uncertainty regarding the types of claims in this pool, there can be no assurance that these additional reserves will be sufficient. Loss and LAE reserves for the Company's voluntary pools were $80.1 million and $73.1 million at December 31, 2002 and 2001, respectively, including $49.9 million and $45.3 million related to ECRA as of December 31, 2002 and 2001, respectively.

OTHER INVOLUNTARY POOLS

The principal shared market mechanisms for property insurance are the Fair Access to Insurance Requirements Plans ("FAIR Plans"), the formation of which was required by the federal government as a condition to an insurer's ability to obtain federal riot reinsurance coverage following the riots and civil disorder that occurred during the 1960s. These plans, created as mechanisms similar to automobile assigned risk plans, were designed to increase the availability of property insurance in urban areas. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The individual state FAIR Plans are created pursuant to statute or regulation. The property shared market mechanisms provide basic fire insurance and extended coverage protection for dwellings and certain commercial properties that could not be insured in the voluntary market. A few states also include a basic homeowners form of coverage in their shared market mechanism. Approximately 30 states have FAIR Plans including, North Carolina, New York and Massachusetts.
     With respect to commercial automobile coverage, another pooling mechanism, a Commercial Auto Insurance Plan ("CAIP"), uses a limited number of servicing carriers to handle assignments from other insurers. The CAIP servicing carrier is paid a fee by the insurer who otherwise would be assigned the responsibility of handling the commercial automobile policy and paying claims. Approximately 40 states have CAIP mechanisms, including New Jersey, Maine, New York and New Hampshire.

Competition and Pricing

The property and casualty industry is a competitive market with national agency companies, direct writers, and regional and local insurers competing for business on the basis of both price and service. National agency companies sell insurance through independent agents and usually concentrate on commercial lines. Direct writers, including those with exclusive agent representation, dominate the personal lines of property and casualty insurance and operate on a national, regional or single-state basis. Regional and local companies sell through independent agents in one or several states in the same region and usually compete in both personal and commercial lines. The Company markets through independent agents and, therefore, competes with other independent agency companies for business in each of the agencies representing them.
     The Risk Management segment seeks to achieve a targeted combined ratio (the sum of the ratio of incurred claims and claim expense to premiums earned and the ratio of underwriting expenses incurred to premiums written) in each of its product lines regardless of market conditions. The targets also reflect current investment yield expectations. This strategy is intended to better enable the Company to achieve measured growth and consistent profitability. The Company concentrates on its established major product lines, and accordingly, does not typically pursue the development of products with relatively unpredictable risk profiles. In addition, the Company seeks to utilize its extensive knowledge of local markets, including knowledge of regulatory requirements, to achieve superior underwriting results. The Risk Management segment relies on market information provided by its local agents and on the knowledge of its staff in the local branch offices. Since the Risk Management segment maintains a strong regional focus and a significant market share in a number of states, the Company can apply its extensive knowledge and experience in making underwriting and rate setting decisions.
     Net written premium in the states of Michigan, Massachusetts, New York and New Jersey represented, in total, 69% and 68% of the Company's total net written premium in 2002 and 2001, respectively.
     In Michigan, the Company competes in personal lines with a number of national direct writers and regional and local companies. Principal personal lines competitors are Auto Club of Michigan, State Farm Group and Allstate. The Company believes its agency relationships, Citizens Insurance brand recognition and the Citizens Best program enable the Company to distribute its products competitively in Michigan.

     Due to the regulatory environment in Massachusetts, New York and New Jersey, there is less competition in the personal lines market. The stricter regulatory pricing guidelines within these states have had an adverse effect on profitability in personal lines. The Company believes pricing actions in less regulated states, new insurance scoring underwriting guidelines, and improved insurance to value pricing will favorably affect personal lines' profitability. The announcement last year by the New Jersey Department of Banking and Insurance that State Farm Indemnity Company, which writes approximately 15% of the personal automobile market in New Jersey, would be permitted to gradually withdraw from the market, could further adversely affect profitability of New Jersey personal automobile business.
     In commercial lines, the Company faces competition primarily from national agency companies and regional and local companies. Management believes that its emphasis on maintaining a local presence in its markets, coupled with investments in operating and client technologies, will enable it to compete effectively. The Risk Management segment of the Company is not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the segment's insurance operation.

Claims

The Company employs experienced claims adjusters, appraisers, medical specialists, managers and attorneys in order to manage its claims. The Risk Management segment has field claims adjusters strategically located throughout its operating territories. All claims staff members work closely with the agents and seek to settle claims rapidly and in a cost-effective manner.
     Claims office adjusting staff are supported by general adjusters for large property and large casualty losses, by automobile and heavy equipment damage appraisers for automobile material damage losses, and by medical specialists whose principal concentration is on workers' compensation and no-fault automobile injury cases. In addition, the claims offices are supported by staff attorneys who specialize in litigation defense and claim settlements. The Risk Management segment also maintains a special investigative unit which investigates suspected insurance fraud and abuse.
     The Company, in the Risk Management segment, utilizes claims processing technology which allows most of the smaller and more routine personal lines claims to be processed at centralized locations. The centralization helps to increase efficiency and minimize operating costs.
     The Risk Management segment has a program under which participating agents have settlement authority for many property loss claims. Based upon the program's experience, the Company believes that this program contributes to lower loss adjustment expense experience and to higher customer satisfaction ratings by permitting the early and direct settlement of these small claims. Approximately 30% of the total number of paid claims reported in the Midwest were settled under this program in 2002.
     In response to the Federal Terrorism Risk Insurance Act of 2002 ("TRIA"), the Company has recognized that prior terrorism exclusions are void for certified terrorist events. As required, the Company is notifying policyholders of their option to elect the terrorism coverage and the cost of this coverage. The Company is actively managing its exposures on an individual line of business basis and in the aggregate by zip code and, as available, street address. At this time, no additional specific terrorism-only reinsurance coverage has been purchased by the Company. However, some terrorism coverage is provided within existing Property per Risk and Casualty Excess of Loss corporate treaties. Under TRIA, the Company's retention limit in 2003 is estimated to be $66.5 million, representing 8% of year-end 2002 statutory policyholder surplus.
     Property and casualty insurers are subject to claims arising out of catastrophes, which may have a significant impact on their results and financial condition. The Risk Management segment may experience catastrophe losses in the future which could have a material adverse impact on the Company. Catastrophes can be caused by various events, including snow, ice storms, hurricanes, earthquakes, tornadoes, wind, hail, terrorism, fires and explosions. The incidence and severity of catastrophes are inherently unpredictable. The Company manages its catastrophe risks through underwriting procedures, including the use of specific exclusions for floods, terrorism, as allowed, and other factors, through geographic exposure management and through reinsurance programs. The catastrophe reinsurance program is structured to protect the Company on a per-occurrence basis, as well as to limit losses in the event of multiple catastrophic events. The Company has focused efforts on evaluating aggregation of exposures and high concentrations of insured property values and number of covered employees in order to determine exposure to loss from terrorist events. AFC will continue to actively monitor geographic location and coverage concentrations in order to manage corporate exposure to all catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multi peril insurance have in the past generated the majority of catastrophe-related claims.

State Regulation

The Company's property and casualty insurance subsidiaries are subject to extensive regulation in the various states and jurisdictions in which they transact business and are also supervised by the individual state insurance departments. Numerous aspects of the Company's business are subject to regulatory standards, including capital adequacy, premium rates, mandatory risks that must be covered, prohibited exclusions, licensing of agents, investments, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, policy forms, and other conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. States also regulate various aspects of the contractual relationships between insurers and independent agents. In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet the Company's underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New Jersey and New York each impose restrictions on a Company's ability to withdraw from the personal automobile line in their respective states. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance departments can refuse to approve these plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict an insurer's ability to exit unprofitable markets.
     The Company is subject to periodic examinations conducted by state insurance departments. AFC is also required to file annual and other reports relating to the financial condition of its insurance subsidiaries and other matters.

Reserve for Unpaid Losses and
Loss Adjustment Expenses

Reference is made to "Reserve for Losses and Loss Adjustment Expenses" on pages 28 to 32 of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
     The Company's actuaries, in the Risk Management segment, review the reserves each quarter and certify the reserves annually as required for statutory filings. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's settlement and payment of that loss. To recognize liabilities for unpaid losses, the Company establishes reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE.
     The Risk Management segment regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of the Risk Management segment and the industry, (iv) the relatively short-term nature of most policies and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material effect on the results of operations or financial condition of the Company.
     The Company does not use discounting techniques in establishing reserves for losses and LAE, nor has it participated in any loss portfolio transfers or other similar transactions.
     The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities ("Statutory") to reserves determined in accordance with generally accepted accounting principles ("GAAP") at December 31, as follows:

                                               2002         2001          2000
------------------------------------------------------------------------------
(In millions)

Statutory reserve for losses
 and LAE                                 $  2,083.4   $  2,057.5   $   1,906.5
GAAP adjustments:
 Reinsurance recoverable on
  unpaid losses                               877.9        864.6         816.9
 Other                                          0.4         (0.6)         (4.3)
------------------------------------------------------------------------------
GAAP reserve for losses
 and LAE                                 $  2,961.7   $  2,921.5   $   2,719.1
==============================================================================

Analysis of Losses and Loss Adjustment Expenses Reserve Development

The following table sets forth the development of GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 1992 through 2002 for the Company.

YEAR ENDED DECEMBER 31          2002           2001           2000           1999           1998           1997
-------------------------------------------------------------------------------------------------------------------
(In millions)
Net reserve for losses
 and LAE /(1)/              $    2,083.8   $    2,056.9   $    1,902.2   $    1,924.5   $    2,005.5   $    2,038.7
Cumulative amount
 paid as of /(2)/:
    One year later                    --          763.6          780.3          703.8          638.0          643.0
    Two years later                   --             --        1,180.1        1,063.8          996.0          967.4
    Three years later                 --             --             --        1,298.2        1,203.0        1,180.7
    Four years later                  --             --             --             --        1,333.0        1,301.5
    Five years later                  --             --             --             --             --        1,375.5
    Six years later                   --             --             --             --             --             --
    Seven years later                 --             --             --             --             --             --
    Eight years later                 --             --             --             --             --             --
    Nine years later                  --             --             --             --             --             --
    Ten years later                   --             --             --             --             --             --
Net reserve re--estimated
 as of /(3)/:
    End of year                  2,083.8        2,056.9        1,902.2        1,924.5        2,005.5        2,038.7
    One year later                    --        2,063.3        2,010.8        1,837.1        1,822.1        1,911.5
    Two years later                   --             --        2,028.2        1,863.3        1,781.4        1,796.8
    Three years later                 --             --             --        1,863.0        1,818.6        1,734.9
    Four years later                  --             --             --             --        1,823.5        1,762.9
    Five years later                  --             --             --             --             --        1,770.9
    Six years later                   --             --             --             --             --             --
    Seven years later                 --             --             --             --             --             --
    Eight years later                 --             --             --             --             --             --
    Nine years later                  --             --             --             --             --             --
    Ten years later                   --             --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------
(Deficiency) redundancy,
  net /(4,5)/               $         --   $       (6.4)  $     (126.0)  $       61.5   $      182.0   $      267.8
===================================================================================================================

YEAR ENDED DECEMBER 31          1996           1995           1994           1993           1992
----------------------------------------------------------------------------------------------------
(In millions)
Net reserve for losses
 and LAE /(1)/              $    2,117.2   $    2,132.5    $   2,109.3   $    2,019.6   $    1,936.9
Cumulative amount
 paid as of /(2)/:
    One year later                 732.1          627.6          614.3          566.9          564.3
    Two years later              1,054.3        1,008.3          940.7          884.4          862.7
    Three years later            1,235.0        1,217.8        1,172.8        1,078.1        1,068.4
    Four years later             1,365.9        1,325.9        1,300.4        1,210.9        1,184.1
    Five years later             1,439.8        1,408.8        1,369.9        1,289.5        1,267.5
    Six years later              1,486.3        1,459.8        1,427.6        1,353.3        1,323.1
    Seven years later                 --        1,492.5        1,466.1        1,377.2        1,355.8
    Eight years later                 --             --        1,492.1        1,408.3        1,387.7
    Nine years later                  --             --             --        1,429.4        1,413.3
    Ten years later                   --             --             --             --        1,431.3
Net reserve re-estimated
 as of/(3)/:
    End of year                  2,117.2        2,132.5        2,109.3        2,019.6        1,936.9
    One year later               1,989.3        1,991.1        1,971.7        1,891.5        1,868.1
    Two years later              1,902.8        1,874.3        1,859.4        1,767.4        1,762.8
    Three years later            1,832.5        1,826.8        1,780.3        1,691.5        1,703.3
    Four years later             1,783.7        1,780.7        1,766.2        1,676.3        1,658.9
    Five years later             1,810.9        1,740.1        1,735.6        1,653.7        1,637.3
    Six years later              1,824.4        1,771.3        1,699.2        1,630.3        1,650.5
    Seven years later                 --        1,787.5        1,733.1        1,603.9        1,627.2
    Eight years later                 --             --        1,747.3        1,637.2        1,607.4
    Nine years later                  --             --             --        1,656.6        1,637.6
    Ten years later                   --             --             --             --        1,650.4
----------------------------------------------------------------------------------------------------
(Deficiency) redundancy,
  net/(4,5)/                $      292.8   $      345.0   $      362.0   $      363.0   $      286.5
====================================================================================================

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

(4) Cumulative deficiency or redundancy at December 31, 2002 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.

(5) The following table sets forth the development of gross reserve for unpaid losses and LAE from 1993 through 2002 for the Company:

YEAR ENDED DECEMBER 31                  2002           2001           2000           1999           1998          1997
--------------------------------------------------------------------------------------------------------------------------
(In millions)
Reserve for losses and LAE:
    Gross liability                $    2,961.7   $    2,921.5   $    2,719.1   $    2,618.7   $    2,597.2   $    2,615.4
    Reinsurance recoverable               877.9          864.6          816.9          694.2          591.7          576.7
--------------------------------------------------------------------------------------------------------------------------
      Net liability                $    2,083.8   $    2,056.9   $    1,902.2   $    1,924.5   $    2,005.5   $    2,038.7
==========================================================================================================================
One year later:
    Gross re-estimated liability             --   $    2,926.4   $    2,882.0   $    2,553.4   $    2,432.9   $    2,472.6
    Re-estimated recoverable                 --          863.1          871.2          716.3          610.8          561.1
--------------------------------------------------------------------------------------------------------------------------
      Net re-estimated liability             --   $    2,063.3        2,010.8   $    1,837.1   $    1,822.1   $    1,911.5
==========================================================================================================================
Two years later:
    Gross re-estimated liability             --             --   $    2,913.0   $    2,640.8   $    2,379.6   $    2,379.3
    Re-estimated recoverable                 --             --          884.8          777.5          598.2          582.5
--------------------------------------------------------------------------------------------------------------------------
      Net re-estimated liability             --             --   $    2,028.2   $    1,863.3   $    1,781.4   $    1,796.8
==========================================================================================================================
Three years later:
    Gross re-estimated liability             --             --             --   $    2,658.0   $    2,439.7   $    2,305.2
    Re-estimated recoverable                 --             --             --          795.0          621.1          570.3
--------------------------------------------------------------------------------------------------------------------------
      Net re-estimated liability             --             --             --   $    1,863.0   $    1,818.6   $    1,734.9
==========================================================================================================================
Four years later:
    Gross re-estimated liability             --             --             --             --   $    2,458.4   $    2,351.0
    Re-estimated recoverable                 --             --             --             --          634.9          588.1
--------------------------------------------------------------------------------------------------------------------------
      Net re-estimated liability             --             --             --             --   $    1,823.5   $    1,762.9
==========================================================================================================================
Five years later:
    Gross re-estimated liability             --             --             --             --             --   $    2,368.2
    Re-estimated recoverable                 --             --             --             --             --          597.3
--------------------------------------------------------------------------------------------------------------------------
      Net re-estimated liability             --             --             --             --             --   $    1,770.9
==========================================================================================================================
Six years later:
    Gross re-estimated liability             --             --             --             --             --             --
    Re-estimated recoverable                 --             --             --             --             --             --
--------------------------------------------------------------------------------------------------------------------------
      Net re-estimated liability             --             --             --             --             --             --
==========================================================================================================================
Seven years later:
    Gross re-estimated liability             --             --             --             --             --             --
    Re-estimated recoverable                 --             --             --             --             --             --
--------------------------------------------------------------------------------------------------------------------------
      Net re-estimated liability             --             --             --             --             --             --
==========================================================================================================================
Eight years later:
    Gross re-estimated liability             --             --             --             --             --             --
    Re-estimated recoverable                 --             --             --             --             --             --
--------------------------------------------------------------------------------------------------------------------------
      Net re-estimated liability             --             --             --             --             --             --
==========================================================================================================================
Nine years later:
    Gross re-estimated liability             --             --             --             --             --             --
    Re-estimated recoverable                 --             --             --             --             --             --
--------------------------------------------------------------------------------------------------------------------------
      Net re-estimated liability             --             --             --             --             --             --
==========================================================================================================================

YEAR ENDED DECEMBER 31                  1996           1995           1994           1993
--------------------------------------------------------------------------------------------
(In millions)
Reserve for losses and LAE:
    Gross liability                $    2,744.1   $    2,896.0   $    2,821.7   $    2,717.3
    Reinsurance recoverable               626.9          763.5          712.4          697.7
--------------------------------------------------------------------------------------------
      Net liability                $    2,117.2        2,132.5   $    2,109.3   $    2,019.6
============================================================================================
One year later:
    Gross re-estimated liability   $    2,541.9   $    2,587.8   $    2,593.5   $    2,500.5
    Re-estimated recoverable              552.6          596.7          621.8          609.0
--------------------------------------------------------------------------------------------
      Net re-estimated liability   $    1,989.3   $    1,991.1   $    1,971.7   $    1,891.5
============================================================================================
Two years later:
    Gross re-estimated liability   $    2,424.5   $    2,427.7   $    2,339.2   $    2,333.3
    Re-estimated recoverable              521.7          553.4          479.8          565.9
--------------------------------------------------------------------------------------------
      Net re-estimated liability   $    1,902.8   $    1,874.3   $    1,859.4   $    1,767.4
============================================================================================
Three years later:
    Gross re-estimated liability   $    2,395.3   $    2,358.6   $    2,227.0   $    2,145.5
    Re-estimated recoverable              562.8          531.8          446.7          454.0
--------------------------------------------------------------------------------------------
      Net re-estimated liability   $    1,832.5   $    1,826.8   $    1,780.3   $    1,691.5
============================================================================================
Four years later:
    Gross re-estimated liability   $    2,336.3   $    2,359.5   $    2,220.9   $    2,102.0
    Re-estimated recoverable              552.6          578.8          454.7          425.7
--------------------------------------------------------------------------------------------
      Net re-estimated liability   $    1,783.7   $    1,780.7   $    1,766.2   $    1,676.3
============================================================================================
Five years later:
    Gross re-estimated liability   $    2,380.8   $    2,299.8   $    2,215.2   $    2,091.7
    Re-estimated recoverable              569.9          559.7          479.6          438.0
--------------------------------------------------------------------------------------------
      Net re-estimated liability   $    1,810.9   $    1,740.1   $    1,735.6   $    1,653.7
============================================================================================
Six years later:
    Gross re-estimated liability   $    2,405.0   $    2,351.2   $    2,158.9   $    2,096.6
    Re-estimated recoverable              580.6          579.9          459.7          466.3
--------------------------------------------------------------------------------------------
      Net re-estimated liability   $    1,824.4   $    1,771.3   $    1,699.2   $    1,630.3
============================================================================================
Seven years later:
    Gross re-estimated liability             --   $    2,380.2   $    2,210.5   $    2,050.3
    Re-estimated recoverable                 --          592.7          477.4          446.4
--------------------------------------------------------------------------------------------
      Net re-estimated liability             --   $    1,787.5   $    1,733.1   $    1,603.9
============================================================================================
Eight years later:
    Gross re-estimated liability             --             --   $    2,231.5   $    2,099.9
    Re-estimated recoverable                 --             --          484.2          462.7
--------------------------------------------------------------------------------------------
      Net re-estimated liability             --             --   $    1,747.3   $    1,637.2
============================================================================================
Nine years later:
    Gross re-estimated liability             --             --             --   $    2,128.7
    Re-estimated recoverable                 --             --             --          472.1
--------------------------------------------------------------------------------------------
      Net re-estimated liability             --             --             --   $    1,656.6
============================================================================================

Reinsurance

The Company maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. This includes both excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as snow, ice storms, windstorm, hail, hurricane, tornado, riot or other extraordinary events. In addition, the Company, in the Risk Management segment, has reinsurance for casualty business. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions, including the availability and pricing of reinsurance.
     Under the Company's 2002 catastrophe reinsurance program, AFC retained $45.0 million of loss per hurricane occurrence and $30.0 million of loss per occurrence for all other exposures, 15% of all loss amounts in excess of $45.0 million, or $30.0 million for non-hurricane losses, up to $230.0 million, and all amounts in excess of $230.0 million. Effective January 1, 2003, the Company modified its catastrophe reinsurance program. Under this new program, AFC retains $45.0 million of loss per hurricane occurrence and $30.0 million of loss per occurrence for all other exposures, 15% of all aggregate loss amounts in excess of $45.0 million, or $30.0 million for non-hurricane losses, up to $300.0 million and all amounts in excess of $300.0 million. Personal lines' losses due to fire or collapse as a result of an act of terrorism are not excluded from coverage under this treaty, except for those losses that result from biological, chemical or nuclear terrorism. The 2003 program covers non-certified terrorist events for commercial lines but offers no coverage for certified events, as defined by the TRIA, for commercial lines.
     Under the Company's 2002 property catastrophe aggregate treaty, catastrophe losses were calculated cumulatively, in the aggregate, at the end of each quarter during the term of the contract and were subject to a retention limit based on property lines' net earned premium. This limit equaled 13.26% of the net earned premium at March 31, 2002, subject to a minimum net earned premium of $158.0 million and a maximum of $165.0 million, 13.21% of the net earned premium at June 30, 2002, subject to a minimum net earned premium of $318.0 million and a maximum of $328.0 million, 11.60% of the net earned premium at September 30, 2002, subject to a minimum net earned premium of $483.0 million and a maximum of $498.0 million, and 10.70% of the net earned premium at December 31, 2002 subject to a minimum net earned premium of $654.3 million and a maximum of $680.0 million. Effective January 1, 2003, catastrophe losses will be calculated cumulatively, in the aggregate, at the end of each quarter during the term of the contract and will be subject to a retention limit based on property lines' net earned premium. This limit equals 18.79% of the net earned premium at March 31, 2003, subject to a minimum net earned premium of $165.0 million and a maximum of $172.0 million, 15.52% of the net earned premium at June 30, 2003, subject to a minimum net earned premium of $335.0 million and a maximum of $345.0 million, 13.04% of the net earned premium at September 30, 2003, subject to a minimum net earned premium of $506.0 million and a maximum of $521.0 million, and 11.85% of the net earned premium at December 31, 2003, subject to a minimum net earned premium of $675.0 million and a maximum of $700.0 million. The 2003 property catastrophe aggregate treaty excludes terrorist related activities for commercial lines' events. Personal lines' losses due to fire or collapse as a result of an act of terrorism are also not excluded from coverage under this treaty, except for those losses that result from biological, chemical or nuclear terrorism.
     Effective July 1, 2002, the Company maintains a property reinsurance program in which the reinsurers are responsible for 100% of each loss in excess of $0.5 million per occurrence up to $20.0 million for monoline inland marine and commercial automobile physical damage. All other property business is 100% covered by reinsurers for each loss in excess of $2.0 million per occurrence up to $20.0 million. Amounts in excess of $20.0 million for all property lines including monoline inland marine and commercial automobile physical damage, are 100% retained by the Company. This treaty also includes provisions which limit terrorism coverage.
     Under the 2002 casualty reinsurance program, the reinsurers were responsible for 45% of the amount of each loss in excess of $0.5 million per occurrence up to $1.0 million and 100% of the amount of each loss in excess of $1.0 million per occurrence up to $30.5 million for general liability and workers' compensation. Amounts in excess of $30.5 million were retained 100% by the Company. Effective January 1, 2003, under the Company's casualty reinsurance program, the reinsurers are responsible for 40% of the amount of each loss in excess of $0.5 million per occurrence up to $1.0 million and 100% of the amount of each loss in excess of $1.0 million per occurrence up to $30.5 million for general liability and workers' compensation. Amounts in excess of $30.5 million are retained 100% by the Company. In addition, the 2003 program excludes terrorism claims in excess of $3.0 million and includes annual aggregate limits.
     The Company, in 1999, entered into a whole account aggregate excess of loss reinsurance agreement, which provides coverage for accident year 1999. The program covered losses and allocated LAE, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The coverage limit for losses and allo-cated LAE is $150.0 million. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized a net expense of $3.9 million for the year ended December 31, 2002 and net benefits of $0.2 million and $9.8 million for the years ended December 31, 2001 and 2000, respectively, based on estimates of losses and allocated LAE for accident year 1999. The 2001 impact from this treaty includes a $1.1 million net benefit related to the exit of selected property and casualty agencies, policies, groups and programs, as discussed in "Risk Management - Reserve for Losses and Loss Adjustment Expense" on pages 28 to 32 in Management Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.
     The Company, in the Risk Management segment, cedes to reinsurers a portion of its risk and pays a fee based upon premiums received on all policies subject to such reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.
     The Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage. These market mechanisms and pooling arrangements include CAR and MCCA.
     Reference is made to "Reinsurance" in Note 18 on pages 94 and 95 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.
     Reference is also made to "Reinsurance Facilities and Pools" on page 5 of this Form 10-K.

ASSET ACCUMULATION

The Asset Accumulation Group consists of the Allmerica Financial Services and Allmerica Asset Management segments, each of which is described below.

ALLMERICA FINANCIAL SERVICES

The Allmerica Financial Services segment includes the individual financial products and the group retirement products and services businesses of AFLIAC and its wholly-owned subsidiary, FAFLIC, as well as the Company's broker/dealer and registered investment advisor affiliates. These affiliates include VeraVest Investments, Inc., formerly known as "Allmerica Investments, Inc." ("VeraVest"), as well as VeraVest Investment Advisors, Inc., formerly known as "Allmerica Investment Management Company, Inc". For the year ended December 31, 2002, the Allmerica Financial Services segment accounted for $854.7 million, or 24.6% of consolidated segment revenues and accounted for $625.0 million of the segment loss before federal income taxes and minority interest.

OVERVIEW

Allmerica Financial Services markets non-proprietary insurance and retirement savings products and services primarily to individuals through VeraVest and manages an existing portfolio of proprietary life insurance and annuity products previously issued through the Company's two life insurance subsidiaries, AFLIAC and FAFLIC.
     Prior to September 30, 2002, the Allmerica Financial Services segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and variable life insurance products. This resulted from the effect of the significant, persistent decline in the equity market, culminating in the third quarter of 2002, that followed the decline in the second quarter, as well as the ratings downgrades. Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products. Reference is made to "Rating Agency Actions" discussed on pages 57 to 59 of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

VERAVEST

General

The Company's strategy is to transform the prior agency channel into an independent distributor of non-proprietary products offering its registered representatives key services that help them generate leads and partnerships and improve their productivity. VeraVest has formed strategic alliances with two major insurance carriers to deliver high quality variable products and services and intends to pursue an additional strategic alliance in 2003 for annuity products. In addi-tion, the Company is pursuing strategic alliances with insurance carriers related to life insurance products. The products will be supported by internal VeraVest wholesalers. VeraVest is comprised of a growing advisor system that totaled approximately 750 financial planning advisors as of December 31, 2002.
     VeraVest recruits primarily experienced, productive registered representatives by offering them an attractive commission payout similar to other independent broker/dealers, while providing them with services such as lead generation, partnerships and group insurance.
     As of December 31, 2002, VeraVest has formed strategic alliances with two major insurance carriers. With these partnerships in place, VeraVest can deliver quality, variable life insurance and annuity products to the Company's registered representatives. By concentrating the Company's proven distribution capacity and support on a small number of manufacturers, VeraVest can create broad and beneficial partnerships with these companies and earn improved margins.
     The securities industry is subject to extensive regulation under federal and state law. In general, broker/dealers are required to register with the Securities and Exchange Commission ("SEC") and to be members of the National Association of Securities Dealers, Inc. ("NASD"). As such, the Company is subject to the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker/dealers and to the Rules of Fair Practice of the NASD. These regulations establish, among other things, minimum net capital requirements for the related operating subsidiaries, and regulate sales and compensation practices. The Company is also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

Competition

The Company's broker/dealer competitors vary in size, scope and breadth of services offered. VeraVest competes with national and regional brokerage firms, as well as insurance companies with securities brokerage subsidiaries, financial institutions, mutual fund sponsors and others who utilize financial planning representatives. Its primary competitors are those broker/dealers that focus on independent financial planning advisors, such as Commonwealth Financial, Lincoln Financial Advisors and Linsco Private Ledger.
     Some competitors have greater financial, technical and marketing resources. Some also offer a wider range of financial products, have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities and technologies. They also may be able to undertake more extensive promotional activities or offer higher payouts to their representatives.
     The Company believes that its ability to compete depends upon many factors both within and outside its control, including its ability to attract and retain a network of registered representatives, the effectiveness of lead generation programs, ease of use, performance and features of VeraVest's technology and services, and its ability to provide other services to the Company's registered representatives.

PROPRIETARY LIFE INSURANCE AND ANNUITY PRODUCTS

Products

     Prior to September 30, 2002, the Company offered a diverse line of products, including variable annuities and variable universal life. Sales of variable products represented approximately 98.5%, 98.4% and 98.2% of this segment's statutory premiums and deposits in 2002, 2001 and 2000, respectively. Statutory premiums and deposits, a common industry benchmark for sales achievement, totaled $3,129.4 million, $3,378.1 million and $3,877.0 million in 2002, 2001 and 2000, respectively. The following table reflects total reserves held, including universal life and investment-oriented contract reserves, for the segment's major product lines, including the Closed Block (see Note 1, "Summary of Significant Accounting Policies - Closed Block" on page 68 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K), for the years ended December 31, 2002 and 2001.

                                                    2002           2001
---------------------------------------------------------------------------
(In millions)

General Account Reserves:
   Insurance
      Traditional life                          $      854.2   $      861.3
      Universal life /(1)/                             642.1          743.5
      Variable universal life                          211.1          186.7
      Individual health /(2)/                          265.4          274.1
      Group variable universal life                     11.8           12.4
---------------------------------------------------------------------------
Total insurance                                      1,984.6        2,078.0
---------------------------------------------------------------------------
   Annuities
      Individual annuities                           1,716.0        1,811.8
      Group annuities                                  615.0          682.9
---------------------------------------------------------------------------
Total annuities                                      2,331.0        2,494.7
---------------------------------------------------------------------------
   Total general account reserves               $    4,315.6   $    4,572.7
===========================================================================
   Separate Account Liabilities:
      Variable individual life                  $      977.9   $    1,143.8
      Variable individual annuities                 10,611.9       12,834.5
---------------------------------------------------------------------------
Total individual                                    11,589.8       13,978.3
      Group variable universal life                    349.7          346.7
      Group annuities                                  403.9          513.4
---------------------------------------------------------------------------
Total group                                            753.6          860.1
---------------------------------------------------------------------------
   Total separate account liabilities           $   12,343.4   $   14,838.4
===========================================================================
(1) Universal life reserves include reinsured balances of $620.7 million and $29.8 million at December 31, 2002 and 2001, respectively.

(2) Individual health reserves include reinsured balances of $264.0 million and $271.1 million at December 31, 2002 and 2001, respectively.

VARIABLE PRODUCTS

The Company's variable products previously offered through this segment included variable universal life insurance and variable annuities. The Company's variable universal life insurance products combined the flexible terms of the Company's universal life insurance policy with separate account investment opportunities. The Company also offered a variable joint life product through this segment. The Company's variable annuities offered the investment opportunities of the Company's separate accounts and provided a vehicle for tax-deferred savings. These products were sold pursuant to registration statements under the Securities Act or exemptions from registration thereunder.
     The Company's variable universal life and annuity products continue to offer existing policyholders a variety of account investment options with choices ranging from money market funds to international equity funds. For management of these separate accounts, the Company supplements its in-house expertise in managing fixed income assets with the equity management expertise of well-known mutual fund advisors, such as Fidelity Investments, as well as other independent management firms who specialize in the management of institutional assets. Additionally, the Company utilizes the services of experienced investment consultants to assist it in the selection of these institutional managers and in the ongoing monitoring of their performance.

RETIREMENT PRODUCTS

In addition to the above, the Company provides consulting and investment services to defined benefit retirement plans of corporate employers. The Company also offers participant recordkeeping and administrative services to defined benefit retirement plans. As of December 31, 2002, the Company provides administration and recordkeeping for approximately 93 qualified pension and profit sharing plans, which have assets totaling approximately $576 million. During the first quarter of 2003, the Company informed its clients that it will no longer be providing recordkeeping and administrative services; management expects these services to cease by June 30, 2003. The Company does not plan to continue marketing efforts for its defined benefit business.
     On July 1, 2001, the Company sold its defined contribution business, in which it had provided consulting services to defined contribution benefit retirement plans, to Minnesota Life Insurance Company, as a result of the Company's conclusion that this business lacked scale to compete effectively in the 401(k) market.

TRADITIONAL PRODUCTS

The Company's primary insurance products contained in this segment are traditional life insurance products, including whole life and universal life. In addition, the Company's insurance products include fixed annuities and retirement plan funding products. The Company sold, through a 100% coinsurance agreement, substantially all of its universal life insurance business effective December 31, 2002, as discussed in "Significant Transactions - Sale of Universal Life Insurance Business" on page 50 of Management's Discussion and Analysis of Financial Condition and Results of Operations and "Reinsurance" on page 15 of this Form 10K.

Distribution

Prior to September 30, 2002, the Company's life insurance and annuity products were distributed primarily through three distribution channels: (1) "Agency", which consisted of the Company's career agency force; (2) "Select", which consisted of a network of third party broker/dealers; and (3) "Partners", which included distributors of the mutual funds advised by Scudder Investments ("Scudder"), Pioneer Investment Management, Inc. ("Pioneer"), and Delaware Management Company ("Delaware"). The Company no longer manufactures or distributes its proprietary products.
     During 2002, total statutory premiums and deposits from sales of variable annuities through the agency sales force totaled $613.3 million, compared to $679.9 million and $885.7 million in 2001 and 2000, respectively. Total statutory premiums from sales of variable life insurance through the agency sales force totaled $27.0 million in 2002, compared to $48.3 million and $49.9 million in 2001 and 2000, respectively.
     Products sold through the Select and Partner channels included Allmerica Select life and annuity products, which were distributed through independent broker/dealers and financial planners, as well as annuity products sold through alliances with mutual fund partners. During 2002, total statutory premiums and deposits from sales of variable annuities through the Select and Partner distribution channels totaled $2,135.8 million, compared to $2,170.0 million and $2,194.1 million in 2001 and 2000, respectively. In addition, total statutory premiums from sales of variable life insurance through the Select and Partner distribution channels totaled $101.4 million in 2002, compared to $68.2 million and $64.5 million in 2001 and 2000, respectively.

Underwriting

Life insurance underwriting involves a determination of the type and amount of risk which an insurer is willing to accept and the price charged to do so. The Company's insurance underwriting standards for this segment attempted to produce mortality results consistent with the assumptions used in product pricing. Underwriting also determined the amount and type of reinsurance levels appropriate for a particular risk profile and allowed competitive risk selection. Underwriting rules and guidelines were based on the mortality experience of the Company, as well as of the insurance industry and the general population. The Company used a variety of medical tests to evaluate certain policy applications, based on the size of the policy, the age of the applicant and other factors.
     The Company's product specifications were designed to prevent anti-selection. Mortality assumptions were thoroughly communicated and monitored.

INSURANCE RESERVES

The Company has established liabilities for policyholders' account balances and future policy benefits, included in the Consolidated Balance Sheets, to meet obligations on various policies and contracts. Reserves for policyholders' account balances for universal life and investment-type policies are equal to cumulative account balances: deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the basis of assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation), which are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. The Company periodically reviews both reserve assumptions and policyholder liabilities.

REGULATION OF LIFE INSURANCE SUBSIDIARIES

The Company's life insurance subsidiaries are subject to the laws and regulations of the Commonwealth of Massachusetts governing insurance companies, and to the insurance laws and regulations of the various jurisdictions where they are licensed to operate. The extent of regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, variable product business is subject to extensive regulation at both the state and federal level, including regulation under state insurance laws and federal and state securities laws. The Companies' variable annuity and variable life insurance products are subject to registration with the SEC, and the conduct of our variable product business is subject to regulation by the SEC and the NASD. Also, after the ratings downgrades and the Company's announcement that it would cease selling new annuity and life insurance products, several states have prohibited the Company's life insurance subsidiaries from selling new business without the approval of such states' insurance departments. In addition, the agreement to reduce the required risk based capital levels for the life insurance subsidiaries from 225% to 100% is contingent on the Company not engaging in new sales. Reference is made to "Statutory Capital of Insurance Subsidiaries" on pages 52 to 54 of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

REINSURANCE

Consistent with the general practice in the life insurance industry, the Company has reinsured portions of the coverage provided by this segment's insurance products with other insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. The Company maintains a gross reserve for reinsurance liabilities. The Company ceded approximately 21.5% of this segment's statutory individual life insurance premiums in 2002.
     In order to manage the mortality risk of its individual variable universal life business, the Company established a reinsurance program. Under this reinsurance program, approximately 90% of variable universal life mortality risk is reinsured. The Company's retention ranges from 0 - 20%, subject to a maximum retention limit of $2.0 million per life.
     The Company effectively sold, through a 100% coinsurance agreement, substantially all of its fixed universal life insurance product business effective December 31, 2002. Under the agreement, the Company ceded approximately $660 million of universal life insurance reserves in exchange for the transfer of investment assets with a market value of approximately $550 million and an amortized cost of approximately $525 million.
     The Company implemented a guaranteed minimum death benefit mortality reinsurance program effective December 1, 2002, with unaffiliated reinsurers, covering the incidence of mortality on variable annuity policies. Under this program, the Company pays the reinsurers monthly premiums based on the net amount at risk on the variable annuity business (see Segment Results - Allmerica Financial Services, Guaranteed Minimum Death Benefits on pages 35 and 36 of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K). The reinsurers reimburse the Company for the net amount at risk portion of qualified variable annuity claims. The Company retains the market risk associated with the net amount at risk on the variable annuity business.
     In addition, the Company maintains coinsurance agreements to reinsure substantially all of its individual disability income business and yearly renewable term business.
     The Company seeks to enter into reinsurance treaties with highly rated reinsurers. The Company's policy is to utilize reinsurers which have received an A.M. Best rating of "A- (Excellent)" or better (Best's Insurance Reports, 2001 edition). The Company believes that it has established appropriate reinsurance coverage for this segment based upon its net retained insured liabilities compared to its surplus. Based on its review of its reinsurers' financial positions and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

     The Company also participated in a catastrophe accident pool. The maximum pool reinsurance available per company is $50.0 million and the maximum pool reinsurance available for a single event is $125.0 million. Any amounts in excess of these limits are the responsibility of the company suffering the loss. Each participant in the pool pays a premium based on the share of claims paid by the pool. The Company's share of pool losses is approximately 0.6%. There have been several claims for which the Company's share was approximately $1.2 million since the Company entered the pool on January 1, 1989. The Company's share in the pool, due to the events of September 11, 2001, was $1.1 million. The Company was reimbursed $0.5 million for September 11, 2001 claims which it submitted to the pool. Approximately 122 companies currently participate in this pool. Effective January 1, 2003, the Company no longer participates in the pool; however, this does not relieve the Company of its obligations in these pools for years in which the Company was a participant.

ALLMERICA ASSET MANAGEMENT

GENERAL

Prior to September 2002, the Company offered Stable Value Products, such as Guaranteed Investment Contracts ("GICs"), funding agreements and Euro-GICs, to ERISA-qualified retirement plans as well as other non-ERISA institutional buyers, such as banks, insurance companies, money market funds, and securities lending collateral reinvestment programs. Due to the decline in financial strength ratings from various rating agencies, the Company no longer offers Stable Value Products. This segment also includes a Registered Investment Advisor, which provides investment advisory services to affiliates and to other institutions, such as insurance companies, retirement plans and mutual funds. Additionally, this segment includes the Company's premium financing subsidiary, which was previously included in the Risk Management segment.
     For the year ended December 31, 2002, this segment accounted for $127.2 million, or 3.7%, of consolidated segment revenues, and provided $24.4 million of segment income before federal income taxes and minority interest.

PRODUCTS AND SERVICES

STABLE VALUE PRODUCTS

The Company offered its customers the option of investing in Stable Value Products, comprised of both traditional GICs and non-qualified GICs, often referred to as funding agreements. The traditional GIC was issued to ERISA-qualified retirement plans, and provided a fixed guaranteed interest rate and fixed maturity for each contract. The funding agreement is similar to the traditional GIC, except that it was issued to non-ERISA institutional buyers. Short-term funding agreements sold in this market typically had variable interest rates, based on an index such as LIBOR, and a put/call feature which permits the policy to be terminated prior to maturity. Long-term funding agreements, with maturities of 1 to 10 years, were offered to institutional buyers such as banks, insurance companies and money managers. Funding agreements sold in this market may have either fixed or variable interest rates. In addition, funding agreements sold through the Company's Euro-GIC program may be denominated in either U.S. dollars or foreign currencies.
     During 2002, funding agreement deposits were approximately $211.9 million, as compared to $1.2 billion and $1.1 billion in 2001 and 2000, respectively. Long-term funding agreements, including Euro-GICs, accounted for 100% of these deposits in both 2002 and 2001, compared to 71% in 2000. Short-term funding agreements accounted for 28% of the deposits in 2000. The decreasing volume of short-term funding agreement deposits reflects the overall decline in this market, as well as the Company's decision to cease selling short-term funding agreements, in addition to withdrawals which resulted from ratings downgrades. The decreasing volume of long-term funding agreement deposits reflects the Company's decision to cease selling long-term funding agreements which resulted from the aforementioned ratings downgrades.
     Declining financial strength ratings from various rating agencies during 2002 resulted in the termination of all remaining short-term funding agreements. Similar concerns affected holders of the Company's long-term funding agreements. Although these funding agreements do not provide for early termination prior to maturity, during the fourth quarter of 2002, the Company was able to retire certain of these instruments at discounts. The Company retired approximately $296.3 million through open market purchases, and an additional $252.6 million through a formal tender offer. At December 31, 2002, the Company held $1.4 billion of these long-term funding agreements.
     Reference is made to "Rating Agency Actions" on pages 57 to 59 of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Additionally, reference is made to "Significant Transactions - Gain on Retirement of Funding Agreement Obligations" on page 50 of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

INVESTMENT ADVISORY SERVICES

Through its registered investment advisor, Opus Investment Management, Inc., (formerly "Allmerica Asset Management, Inc."), the Company provides investment advisory services to affiliates and to other institutions, including unaffiliated insurance companies, retirement plans, foundations and mutual funds. At December 31, 2002, Opus Investment

Management had assets under management of approximately $18.4 billion, of which approximately $7.1 billion represented assets managed for third party clients (i.e. entities unaffiliated with the Company). One institutional money market fund represents approximately 81% of assets managed for third party clients. Assets under management for third party clients grew by approximately $900 million during 2002.

PREMIUM FINANCING SERVICES

Through its premium financing company, AMGRO, Inc. ("AMGRO"), the Company is engaged in the business of financing property and casualty insurance premiums to its commercial customers. Generally, these installment finance receivables are secured by the related unearned insurance premiums on such polices. The customers of AMGRO are those persons or firms that borrow from AMGRO to finance insurance premiums.

DISTRIBUTION

The Company distributed Stable Value Products through brokers, investment bankers, GIC investment managers and directly from the Company's home office. Investment advisory services are marketed directly, while premium financing services are generally marketed through independent insurance agents.

COMPETITION

Since 1999, increased sensitivity to the Company's financial strength ratings has resulted in significant withdrawals of its short-term funding agreements and has caused the Company to cease selling both short-term and long-term funding agreements. Reference is made to "Products and Services - Stable Value Products" on page 16 of this Form 10-K.
     There is strong competition among providers of investment advisory services. In general, competition is based on a number of factors, including investment performance, pricing and client service. There are few barriers to entry by new investment advisory firms.
     Opus Investment Management, Inc. derives a significant portion of its revenue from investment adviser fees received from Allmerica Investment Trust Funds (i.e. funds in which the separate accounts of the Company's life insurance subsidiaries invest premiums received from variable life insurance and annuity deposit), Merrimac Funds (an institutional money market fund), and other separately managed accounts. As a result, the Company is dependent upon the relationships it maintains with these funds and separately managed accounts. In the event that any of the relationships are discontinued, the segment's financial results may be adversely affected.

INVESTMENT PORTFOLIO

GENERAL

At December 31, 2002, the Company held $9.2 billion of investment assets. These investments are generally of high quality and broadly diversified across asset classes and individual investment risks. The major categories of investment assets are: fixed maturities, which includes both investment grade and below investment grade public and private debt securities; equity securities; mortgage loans, principally on commercial properties; policy loans and other long-term investments. The remainder of the investment assets are comprised of cash and cash equivalents.
     Management has an integrated approach to developing an investment strategy for the Company that maximizes income, while incorporating overall asset allocation, business segment objectives, and asset/liability management tailored to specific insurance or investment product requirements. The Company's integrated approach and the execution of the investment strategy are founded upon a value orientation. The Company's investment professionals seek to identify undervalued securities in the markets through extensive fundamental research and credit analysis. Management believes this research-driven, value orientation is a key to achieving the overall investment objectives of producing superior rates of return, preserving capital and meeting the financial goals of the Company's business segments.
     The appropriate asset allocation for the Company (the selection of broad investment categories such as fixed maturities, equity securities and mortgage loans) is determined by management initially through a process that focuses overall on the types of businesses in each segment in which the Company engages, and the level of surplus (net worth) required to support these businesses.
     The Company has developed an asset/liability management approach tailored to specific insurance, investment product and income objectives. The investment assets of the Company are then managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, management develops investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Specific investments frequently meet the requirements of, and are acquired by, more than one investment portfolio (or investment segment of the general account of FAFLIC or AFLIAC, with each investment segment holding a pro rata interest in such investments and the cash flows therefrom). Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and its exposure to individual markets, borrowers, industries, sectors and in the case of mortgages, proper-ty types and geographic locations. All investments held by the Company's insurance subsidiaries are subject to diversification requirements under insurance laws.
     Consistent with this management approach, portfolio managers maintain close working relationships with the managers of related product lines within the Risk Management, Allmerica Financial Services and Allmerica Asset Management segments.
     Reference is made to "Investment Portfolio" on pages 41 to 43 and "Derivative Instruments" on page 43 of Management's Discussion and
Analysis of Financial Condition and Results of Operations of this Form 10-K.

RATING AGENCIES

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers information on specific insurance companies. Higher ratings generally indicate the rating agencies' opinion regarding financial stability and a stronger ability to pay claims.
     Management believes that strong ratings are important factors in marketing the Company's products to its agents and customers, since rating information is broadly disseminated and generally used throughout the industry. Insurance company financial strength ratings are assigned to an insurer based upon factors deemed by the rating agencies to be relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security.
     See "Rating Agency Actions" on pages 57 to 59 in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

EMPLOYEES

The Company has approximately 5,300 employees located throughout the country as of December 31, 2002. Management believes relations with employees and agents are good.

AVAILABLE INFORMATION

The Company files its annual report on Form 10-K, its quarterly reports on Form 10-Q, periodic information on Form 8-K, its proxy statement, its variable product filings and other required information with the SEC. Shareholders may read and copy any materials on file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, http://www.sec.gov, that contains reports, proxy and information statements and other information with respect to the Company's filings.
     The Company's website address is http://www.allmerica.com. AFC makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 2 - PROPERTIES

The Company's headquarters are located at 440 Lincoln Street, Worcester, Massachusetts, and consist primarily of approximately 758,387 rentable square feet of office and conference space owned in fee and includes the headquarters of Hanover.
     Citizens owns its home office, located at 645 W. Grand River, Howell, Michigan, which is approximately 103,652 rentable square feet. Citizens also owns a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 157,354 rentable square feet, where various business operations are conducted.
     The Company leases office space for its registered representatives throughout the United States. The leased property houses agency offices. Hanover and Citizens also lease offices throughout the country for its field employees.
     The Company believes that its facilities are adequate for its present needs in all material respects. Certain of the Company's properties may be available for lease.

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Note 21 on pages 98 and 99 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Item 4 - SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5 - MARKET FOR THE REGISTRANT'S
         COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

COMMON STOCK AND SHAREHOLDER OWNERSHIP

The common stock of Allmerica Financial Corporation is traded on the New York Stock Exchange under the symbol "AFC". On March 21, 2003, the Company had 38,719 shareholders of record and 53,185,821 million shares outstanding. On the same date, the trading price of the Company's common stock was $14.43 per share.

COMMON STOCK PRICES AND DIVIDENDS

                      High         Low      Dividends
2002
  First Quarter     $   45.17   $   40.60           -
  Second Quarter    $   50.33   $   44.20           -
  Third Quarter     $   45.85   $   12.00           -
  Fourth Quarter    $   11.51   $   7.16            -
2001
  First Quarter     $   67.25   $   47.63           -
  Second Quarter    $   57.50   $   48.01           -
  Third Quarter     $   56.35   $   40.62           -
  Fourth Quarter    $   46.10   $   38.17   $    0.25

2002 DIVIDEND SCHEDULE

Dividends paid by the Company may be funded from dividends paid to the Company from its subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See "Liquidity and Capital Resources" on pages 55 and 56 of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 on page 92 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. In recent years, the Company has paid an annual dividend of $0.25 per share. The Company decided, in 2002, to suspend payment of its annual common stock dividend and does not expect to pay a dividend in 2003. The payment of future dividends, if any, on the Company's common stock will be a business decision made by the Board of Directors from time to time based upon the results of operations and financial condition of the Company and such other factors as the Board of Directors considers relevant.

Item 6 - SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL HIGHLIGHTS

FOR THE YEARS ENDED DECEMBER 31                         2002            2001           2000           1999          1998
----------------------------------------------------------------------------------------------------------------------------
(In millions, except per share data)
STATEMENTS OF INCOME

REVENUES
    Premiums                                         $   2,320.1    $   2,254.7    $   2,118.8    $   2,002.6    $   2,026.0
    Universal life and investment
     product policy fees                                   409.8          391.6          421.1          359.3          296.6
    Net investment income                                  590.2          655.2          645.5          669.5          657.7
    Net realized investment (losses) gains                (162.3)        (123.9)        (140.7)          90.4           59.3
    Other income                                           158.8          134.2          138.0          116.9           94.4
----------------------------------------------------------------------------------------------------------------------------
        Total revenues                                   3,316.6        3,311.8        3,182.7        3,238.7        3,134.0
----------------------------------------------------------------------------------------------------------------------------
BENEFITS, LOSSES AND EXPENSES
    Policy benefits, claims, losses and
     loss adjustment expenses                            2,202.0        2,167.2        1,981.8        1,861.6        1,900.6
    Policy acquisition expenses                          1,080.4          479.2          456.6          432.4          452.3
    Gain from retirement of trust
      instruments supported  by funding
      obligations                                         (102.6)            --             --             --             --
    Loss from sale of universal life business               31.3             --             --             --             --
    Restructuring costs                                     14.8            2.7           20.7           (1.9)           9.0
    (Gains) losses on derivative instruments               (40.3)          35.2             --             --             --
    Sales practice litigation (benefit) expense             (2.5)          (7.7)            --             --           31.0
    Loss from selected property and casualty
     exited agencies, policies, groups
     and programs                                             --           68.3             --             --             --
    Voluntary pool losses                                     --           33.0             --             --             --
    Other operating expenses                               654.7          593.3          505.0          478.6          441.0
----------------------------------------------------------------------------------------------------------------------------
        Total benefits, losses and expenses              3,837.8        3,371.2        2,964.1        2,770.7        2,833.9
----------------------------------------------------------------------------------------------------------------------------
    (Loss) income from continuing operations
      before federal income taxes                         (521.2)         (59.4)         218.6          468.0          300.1
    Federal income tax (benefit) expense                  (234.8)         (75.5)           2.7          106.9           56.1
----------------------------------------------------------------------------------------------------------------------------
    (Loss) income from continuing operations
     before minority interest                             (286.4)          16.1          215.9          361.1          244.0
    Minority interest                                      (16.0)         (16.0)         (16.0)         (16.0)         (29.3)
----------------------------------------------------------------------------------------------------------------------------
    (Loss) income from continuing operations
     before cumulative effect of change in
     accounting principle                                 (302.4)           0.1          199.9          345.1          214.7
    Discontinued operations:
        Loss from operations of discontinued
         group life and health business, net
         of taxes                                             --             --             --          (18.8)         (13.5)
        Loss from disposal of group life and
         health business, net of taxes                        --             --             --          (30.5)            --
----------------------------------------------------------------------------------------------------------------------------
    (Loss) income before cumulative effect
     of change in accounting principle                    (302.4)           0.1          199.9          295.8          201.2
    Cumulative effect of change in accounting
     principle                                              (3.7)          (3.2)            --             --             --
----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                    $    (306.1)   $      (3.1)   $     199.9    $     295.8    $     201.2
============================================================================================================================
    (Loss) earnings per common share
     (diluted) /(1)/                                 $     (5.79)   $     (0.06)   $      3.70    $      5.33    $      3.33
    Dividends declared per common share
     (diluted)                                       $        --    $      0.25    $      0.25    $      0.25    $      0.15
============================================================================================================================
BALANCE SHEET (AT DECEMBER 31)
Total assets                                         $  26,578.9    $  30,336.1    $  31,588.0    $  30,769.6    $  27,653.1
Long-term debt                                             199.5          199.5          199.5          199.5          199.5
Total liabilities                                       24,206.7       27,645.0       28,878.9       28,229.4       24,894.5
Minority interest                                          300.0          300.0          300.0          300.0          300.0
Shareholders' equity                                     2,072.2        2,391.1        2,409.1        2,240.2        2,458.6

(1) Per share data for the year ended December 31, 2002 represents basic loss per share due to antidilution.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

INTRODUCTION

The results of operations for Allmerica Financial Corporation and subsidiaries ("AFC" or "the Company") include the accounts of Allmerica Financial Life Insurance and Annuity Company ("AFLIAC") and First Allmerica Financial Life Insurance Company ("FAFLIC"), AFC's principal life insurance and annuity companies; The Hanover Insurance Company ("Hanover") and Citizens Insurance Company of America ("Citizens"), AFC's principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. AFLIAC and FAFLIC are both domiciled in the Commonwealth of Massachusetts, while Hanover and Citizens are domiciled in the states of New Hampshire and Michigan, respectively. Prior to December 30, 2002, AFLIAC was domiciled in the state of Delaware.

DESCRIPTION OF OPERATING SEGMENTS

The Company offers financial products and services in two major areas: Risk Management and Asset Accumulation. Within these broad areas, the Company conducts business principally in three operating segments. These segments are Risk Management, Allmerica Financial Services ("AFS"), and Allmerica Asset Management ("AAM"). The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision makers in deciding how to allocate resources and in assessing performance. A summary of the Company's reportable segments is included below.
     The Risk Management Segment manages property and casualty operations through two lines of business based upon product and identified as Personal Lines and Commercial Lines. Personal Lines include property and casualty coverages such as personal automobile, homeowners and other personal policies, while Commercial Lines include property and casualty coverages such as workers' compensation, commercial automobile, commercial multiple peril and other commercial policies. Prior to 2002, the Risk Management segment managed its business through three distribution channels identified as Standard Markets, Sponsored Markets and Specialty Markets.
     The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. Prior to September 30, 2002, the AFS segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and life insurance products. This resulted from the cumulative effect of the significant, persistent decline in the equity market, culminating in the third quarter of 2002, that followed the decline in the second quarter, as well as the ratings downgrades (see Rating Agency Actions). Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products.
     In the future, the AFS business will consist of two components. First, the Company plans to transform its former Agency distribution channel (see Allmerica Financial Services - Statutory Premiums and Deposits for a description of its former distribution channels) into an independent broker/dealer, VeraVest Investments, Inc., formerly "Allmerica Investments, Inc." ("VeraVest"), to distribute non-proprietary investment and insurance products. The Company has entered into agreements with leading investment product and insurance providers and is seeking additional alliances whereby these providers would compensate the Company for non-proprietary product sales by VeraVest's registered representatives. Second, the Company plans to retain and service existing customer accounts. These include variable annuity and variable universal life accounts, as well as certain remaining traditional life and group retirement accounts, which were issued by its life insurance subsidiaries, AFLIAC and FAFLIC. However, the Company expects that the persistency of its existing customer policies and contracts will be substantially less than its historical experience.
     Through its Allmerica Asset Management segment, prior to September 2002, FAFLIC offered Guaranteed Investment Contracts ("GICs"). GICs, also referred to as funding agreements, are investment contracts, which can contain either short-term or long-term maturities and are issued to institutional buyers or to various business or charitable trusts. Declining financial strength ratings from various rating agencies during 2002 resulted in GIC contractholders terminating all remaining short-term funding agreements and made it impractical to continue selling new long-term funding agreements. Furthermore, the Company retired certain long-term funding agreements, at discounts, during the fourth quarter of 2002. This segment continues to provide investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients through its subsidiary, Opus Investment Management, Inc. (formerly "Allmerica Asset Management, Inc."). Additionally, during 2002, the Company transferred management of AMGRO, Inc. ("AMGRO"), the Company's property and casualty insurance premium financing business, to this segment. AMGRO was previously part of the Risk Management segment.

     In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company) and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those related to certain officers and directors, technology, finance, human resources and legal.

RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

Consolidated net (loss) income includes the results of each segment of the Company, which management evaluates on a pre-tax and pre-minority interest basis. In addition, net (loss) income is adjusted for certain items which management believes are not indicative of the Company's core operations. Adjusted net (loss) income excludes items such as net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, adjusted net (loss) income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items, which in each case, are neither normal nor recurring. Although the items excluded from adjusted net (loss) income may be significant components in understanding and assessing the Company's financial performance, management believes adjusted net
(loss) income enhances an investor's understanding of the Company's results of operations by highlighting net (loss) income attributable to the normal, recurring operations of the business, consistent with industry practice. However, adjusted net (loss) income should not be construed as a substitute for net (loss) income determined in accordance with generally accepted accounting principles ("GAAP").
     The Company's consolidated net loss increased $303.0 million, to $306.1 million in 2002, compared to $3.1 million in 2001. The increase in net loss resulted primarily from a decrease in adjusted net income of $439.9 million, principally the result of a significant segment loss in AFS. Also contributing to this decline was a $20.3 million loss from the sale of the universal life business and a $12.3 million increase in restructuring and reorganization costs, net of taxes. Partially offsetting these items were a $66.7 million gain from the retirement of trust instruments supported by funding obligations and a $49.1 million increase in gains on derivative instruments, net of taxes. In 2001, the Company's consolidated net income decreased $203.0 million, or 101.6%, to a net loss of $3.1 million, compared to net income of $199.9 million in 2000. The reduction in net income in 2001 primarily resulted from a decrease in adjusted net income of $136.7 million and a loss from selected property and casualty exited agencies, policies, groups, and programs of $44.4 million, net of taxes. In addition, the reduction in net income in 2001 also resulted from derivative and voluntary pool losses of $22.9 million and $21.5 million, respectively, net of taxes. These decreases in 2001 were partially offset by lower after-tax restructuring costs.
     The following table reflects adjusted net (loss) income and a reconciliation to consolidated net (loss) income. Adjusted net (loss) income consists of segment (loss) income, federal income tax benefit (expense) on segment (loss) income and minority interest on Capital Securities.

FOR THE YEARS ENDED DECEMBER 31                     2002            2001            2000
--------------------------------------------------------------------------------------------
(In millions)
Segment (loss) income before federal
 income taxes and minority interest:
   Risk Management                              $      184.3    $       93.5    $      190.0
   Asset Accumulation:
     Allmerica Financial Services                     (625.0)          143.0           222.8
     Allmerica Asset Management                         24.4            20.7            22.5
--------------------------------------------------------------------------------------------
                                                      (600.6)          163.7           245.3
   Corporate                                           (63.5)          (63.8)          (60.8)
--------------------------------------------------------------------------------------------
   Segment (loss) income before
    federal income tax benefit
    (expense) and minority interest                   (479.8)          193.4           374.5
--------------------------------------------------------------------------------------------
 Federal income tax benefit (expense)
  on segment (loss) income                             220.4           (12.9)          (57.3)
 Minority interest on Capital Securities               (16.0)          (16.0)          (16.0)
--------------------------------------------------------------------------------------------
Adjusted net (loss) income                            (275.4)          164.5           301.2
Adjustments (net of taxes and
 amortization, as applicable):
   Net realized investment losses                      (89.4)          (78.8)          (87.8)
   Gains (losses) on derivative
    instruments                                         26.2           (22.9)             --
   Gain from retirement of trust
    instruments supported by
    funding obligations                                 66.7              --              --
   Additional consideration received
    from sale of defined contribution
    business                                             2.3              --              --
   Sales practice litigation                             1.6             5.0              --
   Loss from sale of universal
    life business                                      (20.3)             --              --
   Restructuring costs                                  (9.6)           (1.8)          (13.5)
   Other reorganization costs                           (4.5)             --              --
   Loss from selected property and
    casualty exited agencies, policies,
    groups and programs                                   --           (44.4)             --
   Voluntary pool losses                                  --           (21.5)             --
--------------------------------------------------------------------------------------------
   (Loss) income before cumulative
    effect of change in accounting
    principle                                         (302.4)            0.1           199.9
   Cumulative effect of change in
    accounting principle (net of taxes)                 (3.7)           (3.2)             --
--------------------------------------------------------------------------------------------
Net (loss) income                               $     (306.1)   $       (3.1)   $      199.9
============================================================================================

2002 Compared to 2001

The Company's segment (loss) income before federal income taxes and minority interest was a $479.8 million loss in 2002, compared to income of $193.4 million in 2001. This decline is attributable to a decrease of $768.0 million from the AFS segment, partially offset by an increase from the Risk Management segment of $90.8 million.
     The decrease in the AFS segment reflects net charges of $698.3 million resulting from additional declines in equity market values during 2002, ratings downgrades (see Rating Agency Actions), and the Company's decision to cease sales of proprietary life insurance and annuity products (see Description of Operating Segments). These charges include $629.4 million of additional amortization of the deferred policy acquisition cost ("DAC") asset and $39.1 million due to a change in the assumptions related to the long-term cost of guaranteed minimum death benefits ("GMDB") for variable annuity products, net of the related DAC amortization. In addition, the Company recognized impairments of capitalized technology costs associated with variable products totaling $29.8 million.
     The increase in Risk Management segment income is primarily attributable to an estimated benefit of approximately $80 million related to net premium rate increases, a $27.2 million decrease in the adverse development of prior years' reserves and a $19.7 million decrease in catastrophe losses. Additionally, segment income increased due to approximately $17 million of decreased current accident year non-catastrophe claims. Partially offsetting these items were increased policy acquisition expenses of $22.8 million and lower net investment income of $14.0 million.
     The federal income tax benefit was $220.4 million for 2002, compared to an expense of $12.9 million in 2001. This tax benefit is primarily the result of the significant loss recognized by the AFS segment in 2002.
     Net realized investment losses, after taxes and amortization, were $89.4 million during 2002, primarily due to $145.3 million of fixed maturity impairments, net of taxes, and $35.9 million of after-tax losses related to the termination of certain derivative instruments. These losses were partially offset by $73.4 million of after-tax net realized gains from the sale of approximately $3.1 billion of fixed income securities. During 2001, net realized losses on investments, after taxes and amortization, were $78.8 million, primarily due to after-tax realized losses from impairments of fixed maturities of $116.4 million. These losses were partially offset by $37.5 million of after-tax net realized gains from the sale of approximately $2.2 billion of fixed income securities.
     Gains (losses) on derivative instruments, net of taxes, increased $49.1 million to a net gain of $26.2 million in 2002 as a result of the termination of certain derivative instruments which previously were recognized as ineffective hedges. During 2001, the Company recognized losses on derivatives, net of taxes, of $22.9 million. These losses primarily represent an accounting charge for hedge ineffectiveness on certain derivatives in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") (see Derivative Instruments).
     In the fourth quarter of 2002, the Company recognized a gain on the retirement of trust instruments supported by funding obligations of $66.7 million, net of taxes. This gain resulted from the retirement of certain long-term funding obligations at discounts (see Significant Transactions - Gain on Retirement of Funding Obligations).
     During the third quarter of 2002, the Company received additional consideration of $2.3 million, net of taxes, from the sale of the defined contribution business in 2001.
     The Company sold, through a 100% coinsurance agreement, the fixed universal life insurance block of business effective December 31, 2002, which resulted in the recognition of a $20.3 million after-tax loss (see Significant Transactions
- Sale of Universal Life Business).
     The Company recognized a benefit of $1.6 million and $5.0 million, net of taxes, in 2002 and 2001, respectively, as a result of refining cost estimates related to the sales practice class action lawsuit that was settled in 1998.
     In the fourth quarter of 2002, the Company recognized an after-tax charge of $9.6 million related to the restructuring of its AFS segment. This restructuring cost consisted of severance and other employee-benefit related expenses, as well as the cancellation of certain lease agreements and contracted services. In addition, the Company recognized other reorganization costs of $4.5 million, net of taxes, primarily related to the forgiveness of interest on certain loans to AFS agents. During the fourth quarter of 2001, the Company recognized an after-tax charge of $1.8 million for severance and other employee related costs resulting from the reorganization of its technology support group.
     During the fourth quarter of 2001, the Company recognized an after-tax loss of $44.4 million related to the exit of selected property and casualty agencies, policies, groups, and programs. This loss primarily reflects an increase in loss reserves for both the current and prior accident years. This resulted from a process whereby the Company evaluated its approximately 2,500 agencies in the Risk Management segment and identified 691 agencies that did not meet certain profitability standards or were not strategically aligned with the Company. For these agents, the Company either terminated the relationship or restricted the agent's ability to offer commercial lines policies. Certain groups and specialty programs were also discontinued (see Risk Management - Selected Property & Casualty Exited Agencies, Policies, Groups & Programs).
     Voluntary pool losses reflect the Company's participation in a reserve deficiency of a voluntary excess and casualty rein-surance pool. From 1950 to 1982, the Company voluntarily participated in this reinsurance pool along with several other property and casualty carriers. The pool was dissolved in 1982 and since that time has been in run-off. During the fourth quarter of 2001, the pool obtained results from an independent actuarial review of its current reserve position, which noted a range of reserve deficiency, primarily as a result of adverse development of asbestos claims. As a result of this study, the Company recognized losses, net of taxes, of $21.5 million, based on the Company's participation in the reserve deficiency.
     During 2002, the Company recognized a $3.7 million loss, net of taxes, upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." During 2001, the Company recognized a $3.2 million loss, net of taxes, upon adoption of Statement No. 133.

2001 Compared to 2000

The Company's segment income before federal taxes and minority interest decreased $181.1 million, or 48.4%, to $193.4 million during 2001. This decrease is primarily attributable to a decrease in income from the Risk Management and AFS segments of $96.5 million and $79.8 million, respectively. The decrease in Risk Management's segment income was primarily attributable to decreased favorable loss and loss adjustment expenses ("LAE") reserve development related to prior years of $121.0 million and to an increase of approximately $62 million in current accident year losses and LAE, primarily in the personal automobile, commercial multiple peril and homeowners lines. These decreases were partially offset by net premium rate increases of approximately $101 million. AFS' segment income decreased $79.8 million principally due to lower asset-based fees, primarily resulting from a decrease in the market value of assets under management in the variable product lines, and to lower investment management fees and brokerage income. The decrease in AFS' segment income is also attributable to higher policy benefits and other operating expenses, partially offset by lower deferred policy acquisition costs.
     The effective tax rate for segment income was 6.7% for 2001, as compared to 15.3% in 2000. The decrease in the tax rate was primarily due to lower underwriting income resulting in an increase in the proportion of tax-exempt investment income and low income housing credits to pre-tax income.
     Net realized losses on investments, after taxes and amortization, were $78.8 million during 2001, primarily due to after-tax realized losses from impairments of fixed maturities of $116.4 million. These losses were partially offset by $37.5 million of after-tax net realized gains from the sale of approximately $2.2 billion of fixed income securities. During 2000, net realized losses on investments, after taxes and amortization, were $87.8 million, primarily attributable to after-tax realized losses of $54.7 million resulting from the sale of approximately $2.2 billion of fixed income securities. In addition, the Company recognized $43.0 million in after-tax realized losses, due to impairments of fixed maturities.
     The Company recognized losses on derivatives, net of taxes, of $22.9 million during the fourth quarter of 2001. These losses primarily represent the aforementioned accounting charge for hedge ineffectiveness on certain derivatives in accordance with Statement No. 133.
     During the fourth quarter of 2001, the Company recognized an after-tax loss of $44.4 million related to the aforementioned exit of selected property and casualty agencies, policies, groups and programs.
     The Company recognized a charge, net of taxes, in the fourth quarter of 2001, of $21.5 million related to the aforementioned voluntary pool losses.
     The Company recognized a benefit of $5.0 million, net of taxes, in 2001, as a result of refining cost estimates related to the aforementioned class action lawsuit that was settled in 1998.
     In the fourth quarter of 2001, the Company recognized an after-tax charge of $1.8 million related to severance and other employee related costs resulting from the reorganization of its technology support group. During 2000, the Company recognized an after-tax restructuring charge of $13.5 million. This charge is the result of a formal company-wide restructuring plan, intended to reduce expenses and enhance revenues. This plan consisted of various initiatives, including a series of internal reorganizations, consolidations in home office operations, consolidations in field offices, changes in distribution channels and product changes.
     During 2001, the Company recognized a $3.2 million loss, net of taxes, upon adoption of Statement No. 133. This loss resulted from recognizing derivative instruments held by the Company on January 1, 2001, at their fair values. This adjustment represents net losses that were previously deferred in other comprehensive income on derivative instruments that do not qualify for hedge accounting. The Company recorded an offsetting gain in other comprehensive income of $3.3 million, net of taxes, to recognize these derivative instruments.

SEGMENT RESULTS

The following is management's discussion and analysis of the Company's results of operations by business segment. The segment results are presented before taxes and minority interest and other items which management believes are not indicative of overall operating trends, including realized gains and losses.

RISK MANAGEMENT

The following table summarizes the results of operations for the Risk Management segment:

FOR THE YEARS ENDED DECEMBER 31                     2002           2001          2000
------------------------------------------------------------------------------------------
(In millions)
Segment revenues
  Net premiums written                          $    2,267.3   $    2,285.0   $    2,153.4
------------------------------------------------------------------------------------------
  Net premiums earned                           $    2,272.0   $    2,205.7   $    2,066.7
  Net investment income                                202.0          216.0          218.4
  Other income                                          24.7           33.1           22.6
------------------------------------------------------------------------------------------
Total segment revenues                               2,498.7        2,454.8        2,307.7
Losses and LAE                                       1,683.5        1,753.1        1,563.0
Policy acquisition expenses                            424.5          401.7          373.2
Other operating expenses                               206.4          206.5          181.5
------------------------------------------------------------------------------------------
Segment income                                  $      184.3   $       93.5   $      190.0
==========================================================================================

2002 Compared to 2001

Risk Management's segment income increased $90.8 million, or 97.1%, to $184.3 million for the year ended December 31, 2002, compared to $93.5 million in 2001. The increase in segment income is primarily attributable to an estimate of approximately $80 million of net premium rate increases. Net premium rate increases reflect rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of the estimated impact of loss inflation and policy acquisition costs. In addition, development on prior years' reserves improved $27.2 million, to $6.4 million of adverse development, for the year ended December 31, 2002 from $33.6 million of adverse development for the year ended December 31, 2001. The favorable change in reserve development in 2002 is primarily the result of improving commercial lines claim frequency, partially offset by adverse development in the personal automobile line. Net catastrophe losses decreased $19.7 million, to $31.3 million for the year ended December 31, 2002. In addition, losses and LAE decreased during 2002 due to approximately $17 million of decreased current accident year claims frequency primarily in the workers compensation, commercial automobile, commercial multi peril and homeowners lines. Partially offsetting these items is a decrease in net investment income of $14.0 million and a 2.7% decrease of policies in force since December 31, 2001, resulting in decreased segment income of approximately $14 million. Policy acquisition expenses increased as a result of the variable expenses related to the aforementioned premium rate increases, primarily commissions and premium taxes. In addition, policy acquisition expenses increased $10.7 million as a result of higher premium tax and commission rates during 2002. Other income decreased $8.4 million for the year ended December 31, 2002, primarily due to the decline in finance charge income as a result of the transfer of AMGRO from the Risk Management segment to the AAM segment.

2001 Compared to 2000

Risk Management's segment income decreased $96.5 million, or 50.8%, to $93.5 million for the year ended December 31, 2001, compared to $190.0 million in 2000. The decline in segment income is primarily attributable to increased losses and LAE resulting from a $121.0 million decrease in favorable development on prior years' reserves. The unfavorable change in reserve development is primarily the result of an increase in personal automobile loss frequency and severity, and the Company having captured, in 1999 and 2000, the accumulated benefits of its claims redesign efforts. Other operating expenses increased during 2001 primarily due to increased technology costs and premium charge-offs. Partially offsetting these items are an estimate of approximately $32 million of net rate increases, primarily in commercial lines. In addition, net catastrophe losses decreased $19.2 million, to $51.0 million for the year ended December 31, 2001. Net catastrophe losses include $10.5 million of incurred losses related to the events of September 11, 2001. A net loss of $0.9 million and a net benefit of $9.8 million are included in segment income in 2001 and 2000, respectively, as a result of a whole account aggregate excess of loss reinsurance agreement ("aggregate excess of loss reinsurance treaty"), which provides coverage for the 1999 accident year.

PRODUCT LINE RESULTS

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

     The following table summarizes the results of operations for the Risk Management segment:

FOR THE YEARS ENDED DECEMBER 31                       2002                            2001                          2000
-----------------------------------------------------------------------------------------------------------------------------------
(In millions, except ratios)
                                         Statutory Net      Statutory    Statutory Net      Statutory   Statutory Net     Statutory
                                              Premiums           Loss         Premiums           Loss        Premiums          Loss
                                               Written    Ratio /(1)/          Written    Ratio /(1)/         Written   Ratio /(1)/
-----------------------------------------------------------------------------------------------------------------------------------
Personal Lines:
  Personal automobile                    $     1,090.1           73.2    $     1,031.0           73.1   $       975.8          66.4
  Homeowners                                     351.9           63.1            311.5           70.3           275.9          70.0
  Other personal                                  43.3           46.7             43.9           36.4            41.9          39.9
-----------------------------------------------------------------------------------------------------------------------------------
  Total personal                               1,485.3           70.1          1,386.4           71.3         1,293.6          66.3
-----------------------------------------------------------------------------------------------------------------------------------
Commercial Lines:
  Workers' compensation                          152.0           64.6            194.5           77.9           214.0          80.7
  Commercial automobile                          197.9           59.9            246.3           71.2           231.2          74.0
  Commercial multiple peril                      333.8           54.7            352.2           72.0           311.5          64.5
  Other commercial                                99.4           57.6            103.8           48.1            99.1          34.8
-----------------------------------------------------------------------------------------------------------------------------------
  Total commercial                               783.1           58.4            896.8           70.5           855.8          67.8
-----------------------------------------------------------------------------------------------------------------------------------
Total                                    $     2,268.4           65.8    $     2,283.2           71.0   $     2,149.4          66.9
===================================================================================================================================
Statutory combined ratio /(2)/:
  Personal lines                                 105.2                           103.2                           98.8
  Commercial lines                                99.2                           111.4                          109.2
  Total                                          103.1                           106.1                          102.0
Statutory underwriting (loss) gain:
  Personal lines                         $       (85.7)                  $       (55.2)                 $         6.5
  Commercial lines                                15.1                           (99.2)                         (69.8)
-----------------------------------------------------------------------------------------------------------------------------------
  Total                                          (70.6)                         (154.4)                         (63.3)
Reconciliation to segment income:
  Net investment income                          202.0                           216.0                          218.4
  Other income and expenses, net                  17.4                            17.8                           12.1
  Corporate overhead expenses(3)                  28.4                            26.3                           23.4
  Net deferred acquisition expenses               16.1                            15.3                           16.6
  Provision for uncollectible accounts           (12.9)                          (18.9)                          (8.3)
  Policyholders' dividends                         6.6                            (0.9)                          (3.4)
  Other Statutory to GAAP adjustments             (2.7)                           (7.7)                          (5.5)
-----------------------------------------------------------------------------------------------------------------------------------
Segment income                           $       184.3                   $        93.5                  $       190.0
===================================================================================================================================

(1) Statutory loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. The 2001 ratios exclude the effect of agency actions discussed in "Selected Property & Casualty Exited Agencies, Policies, Groups & Programs" and the voluntary pool losses discussed in "Asbestos and Environmental Reserves".

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

(3) Statutory underwriting results include certain overhead expenses, which on a GAAP basis are reflected in the Corporate Segment.

2002 Compared to 2001

PERSONAL LINES

Personal lines' net premiums written increased $98.9 million, or 7.1%, to $1,485.3 million for the year ended December 31, 2002. This is primarily the result of increases of $59.1 million, or 5.7%, and $40.4 million, or 13.0%, in the personal automobile and homeowners lines, respectively. The increase in the personal automobile line is primarily the result of 6.1%, 5.9% and 4.4% net premium rate increases in Michigan, New York and New Jersey, respectively, since December 31, 2001. The increase in the homeowners line resulted primarily from net premium rate increases of 25.5% and 9.7% in Michigan and New York, respectively. Policies in force for all personal lines decreased 1.4% since December 31, 2001.
     Personal lines' underwriting results declined $30.5 million to an underwriting loss of $85.7 million for the year ended December 31, 2002. The decline in underwriting results is primarily attributable to increased underwriting expenses, principally related to the increased expenses for mandatory assigned risk personal automobile business in New York. In addition, underwriting expenses increased due to higher premium tax expenses and increases in agents' contingent commissions. Underwriting results were also unfavorably affected by increased current year claims frequency in the personal automobile line for the year ended December 31, 2002 and by an $8.3 million increase in adverse development during 2002 in the personal automobile line. Partially offsetting these items is an estimate of approximately $35 million of net rate increases. In addition, catastrophe losses decreased $6.6 million, to $25.7 million for the year ended December 31, 2002, compared to $32.3 million for the same period in 2001.

COMMERCIAL LINES

Commercial lines' net premiums written decreased $113.7 million, or 12.7%, to $783.1 million for the year ended December 31, 2002. This decrease is primarily the result of the Company's termination of 377 agencies and the withdrawal of commercial lines' underwriting capacity from an additional 314 agencies during the fourth quarter of 2001. As a group, these agencies historically produced unsatisfactory loss ratios. In addition, the Company has seen a reduction in premium levels from active agents as re-underwriting efforts to target specific classes of business and strengthen underwriting guidelines continue (see Selected Property & Casualty Exited Agencies, Policies, Groups & Programs). As a result of these actions, policies in force decreased 22.5%, 15.9% and 8.4% in the commercial automobile, workers' compensation, and commercial multiple peril lines, respectively, since December 31, 2001. Management believes the impact of the agency actions will have a diminishing effect on policies in force, since the agency actions are substantially complete. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since December 31, 2001.
     Commercial lines' underwriting results improved $114.3 million to an underwriting gain of $15.1 million for the year ended December 31, 2002. The improvement in underwriting results is primarily attributable to approximately $45 million of net premium rate increases during the year ended December 31, 2002. Development on prior years' reserves improved $32.4 million to $14.3 million of favorable development for the year ended December 31, 2002 from $18.1 million of adverse development for the same period in 2001. In addition, catastrophe losses decreased $13.1 million, to $5.6 million for the year ended December 31, 2002, compared to $18.7 million for the same period in 2001. In 2002, underwriting results also included a net benefit, when compared to 2001, as the result of exiting historically unprofitable business under the aforementioned agency management actions.

2001 Compared to 2000

PERSONAL LINES

Personal lines' net premiums written increased $92.8 million, or 7.2%, to $1,386.4 million for the year ended December 31, 2001. This is primarily the result of increases of $55.2 million, or 5.7%, and $35.6 million, or 12.9%, in the personal automobile and homeowners lines, respectively. The increase in the personal automobile line is primarily the result of 3.8% and 2.9% net premium rate increases in New York and Michigan, respectively, and an overall increase of 4.0% in policies in force since December 31, 2000. Partially offsetting these favorable items in the personal automobile line is a 5.4% Massachusetts net rate reduction in 2001. The increase in the homeowners line resulted primarily from rate increases of 16.8% in Michigan and an overall 2.1% increase in policies in force in 2001. Net premiums written reflected ceded premiums of $3.0 million and $10.3 million under the aforementioned aggregate excess of loss reinsurance treaty for 2001 and 2000, respectively.
     Personal lines' underwriting results decreased $61.7 million to an underwriting loss of $55.2 million for the year ended December 31, 2001. The decline in underwriting results is primarily the result of a decrease in favorable development on prior years' reserves of $74.2 million, to $13.6 million of adverse development for the year ended December

31, 2001, from $60.6 million of favorable development for the same period in 2000. The unfavorable trend in reserve development is primarily the result of an increase in personal automobile loss frequency and severity. Partially offsetting the unfavorable effect of prior years' reserve development was a decrease in catastrophe losses of $16.7 million, to $32.3 million for the year ended December 31, 2001, compared to $49 million for the same period in 2000. Net benefits of $1.6 million and $5.7 million are included in underwriting results relating to the aforementioned aggregate excess of loss reinsurance treaty in 2001 and 2000, respectively.

COMMERCIAL LINES

Commercial lines' net premiums written increased $41.0 million, or 4.8%, to $896.8 million for the year ended December 31, 2001. This is primarily the result of increases of $40.7 million, or 13.1% and $15.1 million, or 6.5%, in the commercial multiple peril and the commercial automobile lines, respectively. The increase in the commercial multiple peril line is primarily the result of rate increases of 12.3% and 8.8% in Michigan and New York, respectively. In addition, the commercial automobile line experienced rate increases of 6.4%, 7.6% and 16.5% in Michigan, Massachusetts, and New York, respectively, since December 31, 2000. Net premiums written reflected ceded premiums of $4.4 million and $14.7 million under the aforementioned aggregate excess of loss reinsurance treaty in 2001 and 2000.
     Commercial lines' underwriting results deteriorated $29.4 million to an underwriting loss of $99.2 million for the year ended December 31, 2001. The decrease in underwriting results is primarily attributable to a deterioration of development on prior years' reserves of $44.9 million, to $18.1 million of adverse development for the year ended December 31, 2001, from $26.8 million of favorable development for the same period in 2000. The decline in underwriting results is also attributable to an increase in policy acquisition and other underwriting expenses since December 31, 2000 primarily related to an absence of ceding commission income from specialty market business that has not been renewed. Partially offsetting these items was a decrease in catastrophe losses of $2.5 million, to $18.7 million for the year ended December 31, 2001, compared to $21.2 million for the same period in 2000. Also, net premium rates increased by approximately $20 million during the year ended December 31, 2001. Net benefits of $2.2 million and $8.2 million are included in underwriting results relating to the aforementioned aggregate excess of loss reinsurance treaty in 2001 and 2000, respectively.

INVESTMENT RESULTS

Net investment income before tax was $202.0 million, $216.0 million and $218.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in net investment income in 2002, compared to 2001, primarily reflects a reduction in average pre-tax yields on fixed securities. The decrease in net investment income also reflects a reduction in average invested assets as a result of a $92.1 million dividend from the property and casualty companies to the holding company and the transfer of $55.5 million to fund the property and casualty companies' portion of the additional minimum pension liability recorded by AFC at December 31, 2001 pursuant to the cost allocation policy under the Company's Consolidated Service Agreement. In addition, net investment income decreased due to the impact of defaults on certain high yield fixed maturities. Average pre-tax yields on fixed maturities decreased to 6.4% in 2002, compared to 6.9% in 2001, due to the lower prevailing fixed maturity investment rates since first quarter of 2001. Management expects its investment results to be negatively affected by lower prevailing fixed maturity investment rates in 2003, defaults in the fixed maturities portfolio and by the transfer of $76.0 million to fund the property and casualty companies' portion of the additional minimum pension liability recorded by AFC at December 31, 2002.
     The decrease in net investment income in 2001, compared to 2000, primarily reflects the impact of fixed maturities that defaulted and a reduction in average invested assets, partially offset by an increase in average pre-tax yields on fixed maturities. Average invested assets decreased $23.7 million, or 0.7%, to $3,378.1 million in 2001, compared to $3,401.8 million in 2000. Average pre-tax yields on fixed maturities increased to 6.9% in 2001, compared to 6.8% in 2000, due to the shift in investment strategy providing for investments in taxable securities instead of tax exempt securities, to maximize after-tax investment yields.

RESERVE FOR LOSSES AND LOSS
ADJUSTMENT EXPENSES

OVERVIEW OF LOSS RESERVE ESTIMATION PROCESS

The Risk Management segment maintains reserves for its property and casualty products to provide for the Company's ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what management expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known, estimates of future trends in claim severity and frequency, judicial theories of liability and policy coverage, and other factors.

     The amount of loss and LAE reserves is determined based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires the Company to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, the Company develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions, which vary by line of business, used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Because the amount of the loss and LAE reserves are sensitive to the Company's assumptions, the Company does not completely rely on only one estimate to determine its loss and LAE reserves. Rather, the Company develops several estimates using generally recognized actuarial projection methodologies that result in a range of possible loss and LAE reserve outcomes; the Company's best estimate is within that range. Because certain projection methodologies may not result in a reasonable reserve estimate for a particular line of business due to certain underlying data assumptions, the Company may determine that the low or high end range estimate calculated by the method does not represent a reasonable estimate. When trends emerge that the Company believes affect the future settlement of claims, the Company will adjust its reserves accordingly.

MANAGEMENT'S REVIEW OF JUDGEMENTS AND KEY ASSUMPTIONS

The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines, particularly workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made, and where the technological, judicial and political climates involving these types of claims are changing. The Company has maintained a historical practice to significantly limit the issuance of certain long-tailed other liability policies, including directors and officers ("D&O") liability, errors and omissions ("E&O") liability and medical malpractice liability, in which the industry has experienced recent adverse loss trends.
     The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are described as "prior year reserve development". Such development can be either favorable or unfavorable on the financial results of the Company.
     Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on the Company varies by product. Property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses are known. Consequently, the Company attempts, in establishing rates and reserves, to anticipate the potential impact of inflation in the projection of ultimate costs. Recently, the Company has experienced increasing medical costs associated with personal automobile personal injury protection claims. This increase is reflected in the Company's reserve estimates, but continued increases could contribute to increased losses and LAE in the future.
     The Company regularly reviews its reserving techniques, its overall reserving position and its reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of the Company and the industry, (iv) the relatively short-term nature of most policies and (v) internal estimates of required reserves, management believes that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on the results of operations.

LOSS RESERVES BY LINE OF BUSINESS

The Company performs actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into six broader lines of business, personal automobile, homeowners, workers' compensation, commercial automobile, commercial multiple peril, and other lines.

     The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31                     2002           2001           2000
------------------------------------------------------------------------------------------
(In millions)
Reserve for losses and LAE,
 beginning of year                              $    2,921.5   $    2,719.1   $    2,618.7
Incurred losses and LAE, net of
 reinsurance recoverable:
   Provision for insured events
    of current year                                  1,682.1        1,708.3        1,634.9
   Increase (decrease) in
    provision for insured
    events of prior years /(1)/                          6.4          107.4          (87.4)
   Losses related to selected
    property & casualty exited
    agencies, policies, groups
    & programs for current year                           --           12.1             --
------------------------------------------------------------------------------------------
Total incurred losses and LAE                        1,688.5        1,827.8        1,547.5
------------------------------------------------------------------------------------------
Payments, net of reinsurance
 recoverable:
   Losses and LAE attributable to
    insured events of current year                     898.0          892.8          870.2
   Losses and LAE attributable to
    insured events of prior years                      763.6          780.3          703.8
------------------------------------------------------------------------------------------
Total payments                                       1,661.6        1,673.1        1,574.0
------------------------------------------------------------------------------------------
Change in reinsurance
 recoverable on unpaid losses                           13.3           47.7          126.9
------------------------------------------------------------------------------------------
Reserve for losses and LAE,
 end of year                                    $    2,961.7   $    2,921.5   $    2,719.1
==========================================================================================

(1) The increase in provision for insured events of prior years in 2001 includes $40.8 million of losses related to selected property and casualty exited agencies, policies, groups and programs and $33.0 million of losses related to voluntary pool claims.

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were increased by $6.4 million and $107.4 million in 2002 and 2001, respectively, and decreased by $87.4 million in 2000.
     The table below summarizes the reserve for losses and LAE by line of business.

FOR THE YEARS ENDED DECEMBER 31                     2002           2001           2000
------------------------------------------------------------------------------------------
(In millions)
Personal Automobile                             $    1,018.5   $      937.3   $      896.4
Homeowners and other                                   246.3          263.3          201.1
------------------------------------------------------------------------------------------
  Total Personal                                     1,264.8        1,200.6        1,097.5
Workers' Compensation                                  637.7          675.7          654.6
Commercial Automobile                                  327.4          355.1          316.0
Commercial Multiple Peril                              566.3          591.3          526.1
Other Commercial                                       165.5           98.8          124.9
------------------------------------------------------------------------------------------
  Total Commercial                                   1,696.9        1,720.9        1,621.6
------------------------------------------------------------------------------------------
Total reserve for losses and LAE                $    2,961.7   $    2,921.5   $    2,719.1
==========================================================================================

PRIOR YEAR DEVELOPMENT BY LINE OF BUSINESS

When trends emerge that the Company believes affect the future settlement of claims, the Company will adjust its reserves accordingly. Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as "prior year reserve development". Such development can be either favorable or unfavorable to the financial results of the Company.
     The table below summarizes the change in provision for insured events of prior years by line of business.

                                                    2002            2001           2000
--------------------------------------------------------------------------------------------
(In millions)
Increase (decrease) in loss provision
 for insured events of prior years:
 Personal Automobile                            $       22.4    $       33.7    $      (22.0)
 Homeowners and other                                    6.5            10.2             0.5
--------------------------------------------------------------------------------------------
  Total Personal                                        28.9            43.9           (21.5)
--------------------------------------------------------------------------------------------
 Workers' Compensation                                  (5.5)            6.6             2.6
 Commercial Automobile                                  (1.0)           20.6            (4.0)
 Commercial Multiple Peril                               0.5            29.0             2.2
 Other Commercial                                       14.0            46.5            (5.2)
--------------------------------------------------------------------------------------------
  Total Commercial                                       8.0           102.7            (4.4)
--------------------------------------------------------------------------------------------
Increase (decrease) in loss provision
  for insured events of prior years                     36.9           146.6           (25.9)
Decrease in LAE provision for insured
  events of prior years                                (30.5)          (39.2)          (61.5)
--------------------------------------------------------------------------------------------
Increase (decrease) in total loss and
  LAE provision for insured events
  of prior years                                $        6.4    $      107.4    $      (87.4)
============================================================================================

During the year ended December 31, 2002 and 2001, estimated loss reserves for claims occurring in prior years developed unfavorably by $36.9 million and $146.6 million, respectively. During the year ended December 31, 2000, estimated loss reserves for claims occurring in prior years developed favorably by $25.9 million. The adverse development in both 2002 and 2001, is primarily the result of increased claim severity related to personal automobile medical settlements for Citizens. Since these settlements have risen beyond previous estimates, reserve increases have been recognized in the period in which the information is obtained. The increase in the prior year reserve estimates for other commercial lines during 2002 is primarily due to the recognition of approximately $5 million in additional reserves for asbestos claims in the Excess and Casualty Reinsurance Association ("ECRA") voluntary pool.

     In addition, the Company experienced adverse development in 2001 as a result of the $40.8 million reserve increase on prior years resulting from the agency management actions discussed in "Selected Property & Casualty Exited Agencies, Policies, Groups & Programs". This reserve increase affected primarily the commercial multiple peril, personal automobile, commercial automobile and workers' compensation lines. Additionally, other commercial lines' prior year reserves developed adversely due to a $33.0 million reserve increase in the ECRA voluntary pool. Personal automobile prior year reserves developed adversely due to the aforementioned increased claim severity related to medical settlements for Citizens. In addition to the effect from the agency management actions, the commercial automobile and commercial multiple peril lines experienced adverse development. The increased reserves in these lines is primarily attributable to increased claim payments in the 2000 and 1999 accident years. As these payments have increased above historical amounts, actuarial projections of future settlements have increased the estimated ultimate reserves on prior years.
     During 2000, the favorable loss development is primarily the result of a decrease in prior year reserves in the personal automobile line. The Company began to experience an improvement in the Northeast in the personal automobile line as claim payment severity began to decrease in accident years 1999 and 1998. As the certainty of the improvement in claim payment severity for accident years 1999 and 1998 increased, ultimate losses for those accident years were reduced and favorable development was recorded during calendar year 2000.
     During the years ended December 31, 2002, 2001 and 2000, estimated LAE reserves for claims occurring in prior years developed favorably by $30.5 million, $39.2 million and $61.5 million, respectively. The favorable development in all the periods is primarily attributable to claims process improvement initiatives taken by the Company during the 1997 to 2001 calendar year period. Since 1997, the Company has lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish certain trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology impacting future claim settlement assumptions. As these measures improved average settlement costs, the actuarial estimate of future settlement costs are reduced and favorable development is recorded. These measures are complete.
     Reserves established for current year losses and LAE in 2002 and 2001 consider the factors that resulted in the favorable development of prior years' loss and LAE reserves during 2000 and earlier years. Accordingly, current year reserves are modestly lower, relative to those initially established for similar exposures in years prior to 2001.

ASBESTOS AND ENVIRONMENTAL RESERVES

Although the Company does not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, the Company may be required to defend such claims. The table below summarizes direct business asbestos and environmental reserves (net of reinsurance and excluding pools):

                                       2002                                2001                               2000
---------------------------------------------------------------------------------------------------------------------------------
(In millions)

                                       Environ-                            Environ-                           Environ-
                           Asbestos      mental       Total    Asbestos      mental       Total    Asbestos     mental      Total
---------------------------------------------------------------------------------------------------------------------------------
Beginning reserves         $   10.1    $   16.6     $  26.7    $   11.0    $   14.5     $  25.5    $   10.2   $   24.5    $  34.7
Incurred losses & LAE           4.8        (5.6)       (0.8)       (0.4)        4.6         4.2         1.4       (0.7)       0.7
Paid losses & LAE               2.3        (2.0)        0.3         0.5         2.5         3.0         0.6        9.4       10.0
---------------------------------------------------------------------------------------------------------------------------------
Ending reserves            $   12.6    $   13.0     $  25.6    $   10.1    $   16.6     $  26.7    $   11.0   $   14.4    $  25.4
=================================================================================================================================

Ending loss and LAE reserves for all direct business written by its property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $25.6 million, $26.7 million and $25.4 million, net of reinsurance of $16.0 million, $13.0 million and $15.9 million in 2002, 2001 and 2000, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the three-year period ended December 31, 2002. As a result of the Company's historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to the Company's total loss and LAE incurred experience. The Company estimates its ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company believes that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, the Company is not aware of any litigation or pending claims that are expected to result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.
     In addition, the Company has established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $45.2 million, $39.3 million, and $10.6 million in 2002, 2001 and 2000, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. The Company was a participant in ECRA from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. The Company's participation in this pool has resulted in average paid losses of $2.3 million annually over the past ten years. During 2001, the pool commissioned an independent actuarial review of its then current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, the Company recorded an additional $33.0 million of losses in the fourth quarter of 2001. This reserving action has been presented as a separate line item in the Consolidated Statements of Income and has been excluded from adjusted net income due to management's belief that this item is not indicative of overall operating trends. Because of the inherent uncertainty regarding the types of claims in these pools, there can be no assurance that these reserves will be sufficient. During 2002, the Company recorded an additional $5.0 million of loss reserves related to ECRA.

SELECTED PROPERTY & CASUALTY EXITED AGENCIES,
POLICIES, GROUPS & PROGRAMS

During the fourth quarter of 2001, the Company completed an extensive review of its agency relationships which resulted in the termination of 377 agencies and the withdrawal of commercial lines' underwriting authority from an additional 314 agencies. These actions affected approximately 27% of approximately 2,500 active agencies representing the Company in 2001. These agencies had consistently produced unsatisfactory loss ratios. In addition, the Company terminated virtually all of its specialty commercial programs and discontinued a number of special marketing arrangements. The total earned premium associated with the exited business was $164.6 million and $252.9 million in 2002 and 2001, respectively, and is estimated to be approximately $82 million in 2003. The Company is contractually or under statutory regulations obligated to renew policies with certain agents that will continue to be in runoff in 2003. The estimated future premium deficiency on these policies is $7.2 million and this loss was recorded during 2001. In connection with these actions, the Company performed an actuarial review of outstanding reserves with segregated loss history on the exited business. Based on this review, an increase to reserves of $52.9 million was recorded in the fourth quarter of 2001. This increase includes $12.1 million of adverse development in the current year and $40.8 million of adverse development on prior year reserves, which is net of a $5.9 million benefit from the aforementioned aggregate excess of loss reinsurance treaty. Under the aggregate excess of loss reinsurance treaty, the Company recognized a net benefit of $1.1 million, including the aforementioned $5.9 million benefit related to prior year reserves. In addition, as a result of projected future losses on the exited business, the Company recorded an impairment to the DAC asset of $3.4 million. This resulted in an increase in policy acquisition expenses and a decrease in the Company's DAC asset balance as of December 31, 2001. The total charge of $68.3 million has been presented as a separate line item in the Consolidated Statements of Income and has been excluded from adjusted net income due to management's belief that this item is not indicative of overall operating trends. Actual future losses from the exited business may vary from the Company's estimate.

REINSURANCE

The Risk Management segment maintains a reinsurance program designed to protect against large or unusual losses and allocated LAE activity. This includes excess of loss reinsurance and catastrophe reinsurance. The Company determines the appropriate amount of reinsurance based on the Company's evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.
     Catastrophe reinsurance serves to protect the ceding insurer from significant losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. Under the Company's catastrophe reinsurance agreements, the Company ceded $1.1 million of losses in 2002 as the result of deterioration in the 2001 accident year and $20.3 million of losses in 2001.
     The Company, in 1999, entered into a whole account aggregate excess of loss reinsurance agreement, which provides coverage for accident year 1999 for the Company's property and casualty business. The program covered losses and allocated LAE, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The coverage limit for losses and allocated LAE is $150.0 million. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, the Company recognized a net expense of $3.9 million for the year ended December 31, 2002 and net benefits of $0.2 million and $9.8 million for the years ended December 31, 2001 and 2000, respectively, based on estimates of losses and allocated LAE for accident year 1999. The 2001 impact from this treaty includes a $1.1 million net benefit related to the aforementioned exit of selected property and casualty agencies, policies, groups and programs. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.
     The Company, in the Risk Management segment, is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage. These market mechanisms and pooling arrangements include the Massachusetts Commonwealth Automobile Reinsurers and the Michigan Catastrophic Claims Association.

ASSET ACCUMULATION

ALLMERICA FINANCIAL SERVICES

Prior to September 30, 2002, the Allmerica Financial Services segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and variable life insurance products. This resulted from the effect of the significant, persistent decline in the equity market, culminating in the third quarter of 2002, that followed the decline in the second quarter, as well as the ratings downgrades (see Rating Agency Actions). Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products (see Description of Operating Segments).
     As a result of the changes with AFS, the factors that affect this segment's results of operations after September 27, 2002 are substantially different from those in effect prior to that date. The substantial changes in DAC and other assumptions resulting from the segment's change in operations are reflected in the results for the year, discussed in subsequent paragraphs. In addition, the fourth quarter 2002 results of operations are substantially different from results achieved by this segment in the past, and, in fact, the Company believes these results are more indicative of results of operations to be expected in the near term; therefore, a separate discussion of the last three months of the year is included immediately following the year over year discussion below.

     The following table summarizes the results of operations for the Allmerica Financial Services segment.

FOR THE YEARS ENDED DECEMBER 31               2002           2001           2000
--------------------------------------------------------------------------------
(In millions)

Segment revenues
  Premiums                             $      48.1    $      49.0    $      52.1
  Fees:
     Fees from surrenders                     61.9           31.6           35.3
     Other proprietary product fees          347.9          360.0          385.8
     Net investment income                   283.9          288.9          283.6
  Brokerage and investment
   management income/(1)/                     79.8           73.8           88.2
  Other income                                33.1           23.2           22.2
--------------------------------------------------------------------------------
Total segment revenues                       854.7          826.5          867.2
--------------------------------------------------------------------------------
  Policy benefits, claims and losses         501.6          346.8          315.1
  Policy acquisition costs                   674.1           77.8           88.7
  Brokerage and investment
   management variable expenses/(1)/          49.8           41.8           47.7
  Other operating expenses                   254.2          217.1          192.9
--------------------------------------------------------------------------------
Segment (loss) income                  $    (625.0)   $     143.0    $     222.8
================================================================================

(1) Brokerage and investment management income primarily reflects fees earned from the distribution and management of non-proprietary insurance and investment products. Variable expenses related to this business primarily consist of commissions.

2002 Compared to 2001

Segment results deteriorated $768.0 million, to a loss of $625.0 million during 2002. This loss reflects net charges of $698.3 million resulting from the effect of the significant, persistent decline in equity market values during the most recent three years, culminating in the third quarter, as well as ratings downgrades (see Rating Agency Actions), and the Company's decision to cease new sales of proprietary life insurance and annuity products. These charges include $629.4 million of additional amortization of the DAC asset, a change in the assumptions related to the long-term cost of GMDB for variable annuity products resulting in a reserve increase of $106.7 million, partially offset by a reduction in DAC amortization of $67.6 million, and the recognition of impairments of capitalized technology costs associated with variable products totaling $29.8 million.
     The following table summarizes the aforementioned charges and benefits for 2002. Each is explained in subsequent paragraphs.


(In millions)

Additional DAC Amortization:
  Revision of surrender rate assumptions                 $    171.1
  Equity market depreciation                                  202.8
  Revision of market-related appreciation assumptions          43.3
  Revision of GMDB long-term cost assumptions                  61.7
  Revision of future fees assumption                           (8.5)
  Impairment of DAC asset                                     159.0
-------------------------------------------------------------------
                                                              629.4
-------------------------------------------------------------------
GMDB:
  Revision of long-term cost assumptions                      106.7
  Reduction of DAC amortization                               (67.6)
-------------------------------------------------------------------
                                                               39.1
-------------------------------------------------------------------
Impairment of capitalized technology costs                     29.8
-------------------------------------------------------------------
Total                                                    $    698.3
===================================================================

DEFERRED ACQUISITION COSTS

As discussed further in "Critical Accounting Policies", DAC for variable life products and variable annuities consists of commissions, underwriting costs and other costs which are amortized in proportion to the total gross profits that the Company estimates will be earned over the expected life of the insurance contracts to which such costs relate. To estimate the profitability of its insurance contracts, the Company establishes and applies certain assumptions relating to, among other matters, appreciation of account assets, contract persistency and contract costs (such as those relating to any GMDB feature and fees payable to distributors). The Company regularly evaluates these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions.
     The substantial and sustained decline in the equity market, culminating in the third quarter, precipitated a number of significant events which caused the Company to incur large increases in DAC amortization. These included, in large part, substantial ratings downgrades, which contributed to the Company's decision to cease new sales of proprietary variable annuity and life products. The Company believes that this business decision will adversely affect the profitability of its existing policies and contracts by significantly decreasing the persistency of customer accounts. Decreased persistency also will increase the cost of the GMDB feature of variable annuity contracts, further reducing profitability. This results from a reduction of revenues in future periods due to a decline in average invested assets, whereby the revenues will not be sufficient to offset GMDB claims in the near term. In addition, the 2002 market decline resulted in significant differences in actual account value investment returns from those assumed. This required the Company to substantially increase the level of DAC amortization and GMDB expense under existing assumptions and to reassess the appropriate long-term assumptions on account appreciation and GMDB cost. As a result, the Company revised downward its assumptions regarding future account appreciation and increased its expectations regarding the long-term cost of the GMDB feature. Finally, the Company's evaluation of the compounding effects of the market decline and AFS business model changes on the anticipated profitability of its distribution channels caused the Company to determine that there had been a permanent impairment of the remaining DAC asset related to its former Partners distribution channel (see Statutory Premiums and Deposits for a description of the former distribution channels). Each of these increased costs and changed assumptions are discussed further below.
     The aforementioned $629.4 million of additional DAC amortization consists of six separate items. First, the Company anticipates that the ratings downgrades (see Rating Agency Actions) and the Company's decision to cease new sales of proprietary life insurance and annuity products will unfavorably affect the persistency of the existing customer accounts, as customers seek to transfer their accounts to companies who are active in the marketplace and have higher ratings. This reduces expected future profits, resulting in $171.1 million of additional DAC amortization.
     Second, significant declines in equity market values resulted in additional amortization of $202.8 million in 2002. This resulted from application of the Company's reversion-to-the-mean accounting methodology. The Company considers the recent declines to be suggestive of a permanent, partial reduction in future profitability.
     Third, as of September 30, 2002, the Company reviewed and reset its assumptions regarding future market-related appreciation of separate account assets and its application of the reversion-to-the-mean accounting methodology. In view of the additional market declines in the third quarter, as well as the reduced time horizon resulting from the revised persistency expectations, the Company reduced its expected rate of annual appreciation to 8% (2% per quarter), starting with September 30, 2002 asset levels. This reduces expected future profits, resulting in $43.3 million of additional DAC amortization.
     Fourth, the Company increased its assumptions related to the long-term cost of GMDB for variable annuity products as of September 30, 2002 (see the discussion of the GMDB reserve below). The increased cost estimates affected the Company's expectation of future gross profits, resulting in additional DAC amortization of $61.7 million in 2002.
     Fifth, the Company changed its estimate of future fees from certain annuity products in the second quarter of 2002. This decreased DAC amortization by $8.5 million in that quarter.
     Finally, the Company recognized additional amortization of $159.0 million related to its Partners distribution channel (see Statutory Premiums and Deposits for a description of the former distribution channels). After reviewing all assumptions affecting future profits assumed in its DAC methodology, including the effect of the aforementioned adjustments, the Company determined that the remaining DAC asset related to Partners exceeded the present value of total expected gross profits by $159.0 million as of September 30, 2002. Accordingly, the Company recognized a permanent impairment to its DAC asset of this amount. It should be noted that a permanent impairment is not required for the other distribution channels because of their higher expected profitability. Relative to the other distribution channels, Partners has the highest GMDB costs and the lowest fees from its underlying mutual funds.
     After September 30, 2002, the Company expects that DAC amortization will be, in general, higher than historical levels as a percentage of gross profits. This is due to lower future gross profits, because of poorer persistency, lower expected market-related appreciation and higher expected GMDB costs. In the fourth quarter of 2002, the Company experienced higher DAC amortization than in prior periods. The Company expects a similar level of amortization as a percentage of gross profits in 2003. However, as a result of resetting the long-term assumption for market-related appreciation and applying the reversion-to-the-mean accounting methodology, the Company believes that DAC amortization will be less sensitive to short-term market movements than in the first nine months of 2002. The Company is exposed to further impairments to the DAC asset if actual experience is worse than the current assumptions. In particular, the Select DAC asset would be subject to impairment should actual gross profits be moderately less than anticipated. Impairments would increase DAC amortization in the period that they are recognized.

GUARANTEED MINIMUM DEATH BENEFITS

As noted above, as of September 30, 2002, the Company increased its assumptions related to the long-term cost of GMDB for variable annuity products. The GMDB feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values. To the extent that the GMDB is higher than the current account value at the time of death, the Company incurs a cost. As of December 31, 2002, the difference between the GMDB and the current account value (the "net amount at risk") for all existing contracts was approximately $4.6 billion. For each one percent change, either increase or decrease from December 31, 2002 levels in the S&P 500 Index, the net amount at risk is estimated to increase or decrease by approximately $50 million to $70 million. This amount will gradually decline as surrenders also reduce the net amount at risk.
     To estimate the cost of the GMDB feature with respect to the profitability of the related insurance contract, the Company establishes and applies certain assumptions relating to the appreciation of related account assets, mortality and contract persistency, among other matters. The Company regularly evaluates these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions. The compounding effects of the significant third quarter market decline, the ratings downgrades, increased annuity surrenders and related AFS strategic business changes resulted in significantly decreased account values and persistency assumptions which required the Company to reassess, and increase, its assumptions related to the long-term cost of GMDB.
     The Company has had a consistent policy of providing reserves for GMDB based on its best estimate of the long-term cost of GMDB. As of September 30, 2002, the Company reassessed its expectation of the long-term cost of GMDB in view of the current net amount at risk and the revised persistency expectations, as well as the absence of additional deposits at current market levels. This resulted in revised expectations for the long-term cost of GMDB. The Company calculated a reserve at September 30, 2002 of $106.7 million, and recognized this amount in policy benefits. This was partially offset by a reduction in DAC amortization of $67.6 million. It should be noted that in addition to the reserve increase, policy benefits during 2002 include $77.1 million of additional GMDB expense, versus $22.0 million in the prior year. These amounts were partially offset by reduced DAC amortization of $38.2 million and $10.0 million, respectively.
     Based on account values as of December 31, 2002, the estimated annual GMDB expense would be approximately $45 million. In the near term, cash costs will likely exceed the annual expense, thereby reducing the reserve. Expected appreciation in asset levels would gradually reduce, and eventually reverse, this difference over time. There can be no assurance that the existing reserve will be sufficient, or that the Company's estimate of long-term GMDB costs is accurate or sufficient. Future changes in market levels, persistency of existing accounts, mortality and other factors may result in material changes to GMDB costs and related expenses.

TECHNOLOGY COSTS

The Company also recognized $29.8 million of asset impairments related to technology used in its variable annuity and variable universal life business, reflected in other operating expenses. Of this amount, $29.1 million relates to capitalized software development costs. The remaining $0.7 million relates to technology hardware. During the past five years, the Company has incurred costs to develop technology platforms for its variable products. This includes the technology used to underwrite, issue and maintain customer accounts, incorporating disparate and complex product attributes. As a result of the ratings downgrades (see Rating Agency Actions), and the Company's decision to cease new sales of proprietary life insurance and annuity products, the Company determined that expected future cash flows do not support continued capitalization of the entire cost of the technology assets. Accordingly, the Company recognized the aforementioned permanent impairment in other operating expenses.

FEES

During 2002, fees from surrenders increased $30.3 million, or 95.9%, to $61.9 million as a result of increased annuity surrenders, primarily in the fourth quarter as a result of the ratings downgrades. This increase was partially offset by a $12.1 million decline in all other fees related to the proprietary products,primarily resulting from lower average invested assets.

2001 Compared to 2000

Segment income decreased $79.8 million, or 35.8%, to $143.0 million in 2001. This decrease primarily reflects lower asset-based fees and other income, as well as an increase in policy benefits and other operating expenses, net of lower deferred acquisition costs. The decline in asset-based fees and other income is principally attributable to a decrease in the market value of assets under management in the variable product lines, and to lower brokerage income.
     Segment revenues decreased $40.7 million, or 4.7%, in 2001, primarily due to lower asset-based fees and other income. Fee income decreased $29.5 million, or 7.0%, to $391.6 million, primarily due to variable annuity fees which decreased $21.3 million, or 9.0%. This was primarily due to a decline in the market value of average variable annuity assets under management. In addition, group annuity and non-variable universal life policy fees decreased $9.3 million and $8.4 million, respectively, during 2001. These declines were primarily due to lower average invested assets resulting from the Company's decision to exit its defined contribution group retirement business and from the continued shift in focus to variable life insurance and annuity products. Additionally, the decline in non-variable universal life fees included approximately $4 million due to changes in certain actuarial assumptions in 2000. These decreases in fees were partially offset by a $9.5 million increase in variable universal life fees principally due to additional deposits. Other income decreased $13.4 million, or 12.1%, to $97.0 million. This decline was primarily due to lower investment management fees of $8.3 million resulting from depreciation and reduced deposits in variable product assets under management as well as to lower brokerage income of $6.1 million resulting from a decrease in mutual fund and general securities transaction volumes.
     Net investment income increased $5.3 million primarily due to additional income from the investment of higher general account deposits, partially offset by the impact of defaulted bonds, lower average mortgage investments and yields, and to the aforementioned decision to exit the defined contribution group retirement business.
     Policy benefits, claims and losses increased $31.7 million, or 10.1%, to $346.8 million in 2001, primarily due to increased interest credited of approximately $22 million related to an increase in general account deposits. Additionally, during 2001, the GMDB expense increased $10.5 million, primarily due to the sustained decline in the financial markets in the second half of 2001.
     Policy acquisition and other operating expenses increased $7.4 million, or 2.2%, to $336.7 million in 2001. Other operating expenses increased approximately $18.3 million, primarily due to increases in technology and distribution costs, partially offset by lower brokerage commissions and administrative expenses due to the aforementioned decrease in trading volumes for mutual fund and general securities transactions. In addition, other operating expenses in 2000 included a $4.7 million net reduction in premium tax and guaranty fund reserves.
     Policy acquisition expenses decreased $10.9 million, or 12.3%, to $77.8 million. In 2001, policy acquisition expense reflects a refinement in the methodology used by the Company's deferred policy acquisition cost valuation system which decreased amortization expense by approximately $6 million. Included in policy acquisition expenses in 2000 were several unusual items, particularly approximately $36.3 million of reduced expenses related to a change in certain life products actuarial assumptions and an increase in policy acquisition expenses of approximately $25.0 million in the annuity line of business, resulting from an increase in assumed lapse rates. Excluding the effects of the aforementioned unusual items, policy acquisition costs declined approximately $15.2 million, primarily due to lower variable annuity profits. Since variable products' deferred policy acquisition costs are amortized in proportion to gross profits, the lower annuity gross profits in 2001 resulted in less amortization expense.

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

The following table summarizes the results of operations for the Allmerica Financial Services segment for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001. As previously mentioned, the factors that affect this segment's results of operations after September 27, 2002 are substantially different from those in effect prior to that date. Accordingly, the Company believes that the results of operations for the last three months of the year are more indicative of results of operations to be expected in 2003.

FOR THE QUARTER ENDED DECEMBER 31                        2002          2001
---------------------------------------------------------------------------
(In millions)

Segment revenues
  Premiums                                         $      8.9    $      8.5
  Fees:
     Fees from surrenders                                34.5           8.9
     Other fees from proprietary products                83.4          88.1
  Net investment income                                  63.9          69.4
  Brokerage and investment
   management income(1)                                  28.1          16.2
  Other income                                           11.9           5.4
---------------------------------------------------------------------------
Total segment revenues                                  230.7         196.5
---------------------------------------------------------------------------
  Policy benefits, claims and losses                     87.5          88.5
  Policy acquisition costs                               64.9          19.2
  Brokerage and investment
   management variable expenses(1)                       19.2          10.3
  Other operating expenses                               59.8          56.8
---------------------------------------------------------------------------
Segment (loss) income                              $     (0.7)   $     21.7
===========================================================================

(1) Brokerage and investment management income primarily reflects fees earned from the distribution and management of non-proprietary insurance and investment products. Variable expenses related to this business primarily consist of commissions.

Segment results deteriorated $22.4 million, to a loss of $0.7 million in the fourth quarter of 2002. The approximate break-even result in 2002 resulted from substantially higher amortization of DAC, partially offset by increased surrender fees and net fees earned from sales of non-proprietary products.
     The Company's decision to cease sales of proprietary products and the aforementioned ratings downgrades resulted in an expected substantial increase in surrenders of variable annuities in the fourth quarter. Annuity surrenders in the fourth quarter of 2002 were $1.2 billion versus $391.6 million in the fourth quarter of the prior year. The increased surrenders resulted in additional surrender fees of $25.6 million in 2002, representing all of the increase in fees during the quarter. However, the additional fees were substantially offset by additional related DAC amortization of approximately $23 million, reflecting the Company's current DAC assumptions mandating a higher amortization level as a percentage of gross annuity profits. The remainder of the increase in DAC amortization of approximately $23 million, to $64.9 million, during the quarter results from applying this higher amortization percentage to current profits generated by existing annuity accounts (see Deferred Acquisition Costs above).
     During the fourth quarter of 2002, AFS increased its sales of non-proprietary products, consistent with its new strategy. Such sales are made through VeraVest. An increase to $413.5 million, versus $215.1 million in the prior year, resulted in additional brokerage and investment management income of $11.9 million in the quarter, reflected in brokerage and investment management income. These fees were substantially offset by additional commissions paid to the segment's registered representatives of $8.9 million, reflected in other brokerage and investment management variable operating expenses. The increase in other operating expenses reflects primarily acquisition costs that had been deferred in 2001, as they related to proprietary annuity and insurance sales that are no longer offered by the Company. Since distribution efforts have shifted to the development of non-proprietary sales, these costs are no longer eligible for deferral under GAAP.
     Policy benefits in the fourth quarter of 2002 were relatively consistent with the prior year. Expenses related to GMDB declined modestly, from $13.3 million to $12.2 million in the quarter ended December 31, 2002.
     Finally, net investment income declined $5.5 million in the fourth quarter of 2002, to $63.9 million. This resulted from lower average general account assets and the effect of defaults and non-income producing investments in the Company's portfolio of fixed income securities.
     Given the changes in the AFS business, the Company believes the factors affecting profitability in the past are not indicative of how the future earnings of this segment will be generated. The future profitability of the AFS segment, including that of VeraVest, is dependent upon, among other things, the ability to generate profitable non-proprietary sales, the ability to rationalize its expense structure for the non-proprietary business and existing insurance business consistent with its new business strategy, equity market levels and the persistency of existing insurance customer accounts. The Company does not expect this segment to be a significant source of earnings in the near term.
     Effective December 31, 2002, the Company sold its universal life insurance business (see Significant Transactions - Sale of Universal Life Insurance Business). During the fourth quarter of 2002, the universal life business contributed incremental income of $4.9 million.

STATUTORY PREMIUMS AND DEPOSITS

The following table sets forth statutory premiums and deposits by product for the Allmerica Financial Services segment.

FOR THE YEARS ENDED DECEMBER 31           2002            2001         2000
---------------------------------------------------------------------------
(In millions)

Insurance
   Traditional life                 $       36.4   $      39.9   $     50.6
   Universal life                           11.7          15.4         17.2
   Variable universal life                 210.8         204.1        209.1
   Individual health                         0.2           0.3          0.2
   Group variable universal life            35.8          64.8         47.7
---------------------------------------------------------------------------
      Total insurance                      294.9         324.5        324.8
---------------------------------------------------------------------------
Annuities
   Separate account annuities            1,892.4       1,923.1      2,555.1
   General account annuities               856.7         926.8        524.7
   Retirement investment accounts            5.8           6.0          9.3
---------------------------------------------------------------------------
      Total individual annuities         2,754.9       2,855.9      3,089.1
   Group annuities                          79.6         197.7        463.1
---------------------------------------------------------------------------
      Total annuities                    2,834.5       3,053.6      3,552.2
---------------------------------------------------------------------------
Total premiums and deposits         $    3,129.4   $   3,378.1   $  3,877.0
===========================================================================

2002 Compared to 2001

For the year ended December 31, 2002, total premiums and deposits decreased $248.7 million, or 7.4%, to $3.1 billion. These decreases were primarily due to lower group annuity deposits resulting from the Company's decision to cease marketing activities for new group retirement business and to lower individual annuity deposits, entirely in the fourth quarter of 2002, resulting from the aforementioned ratings downgrades and decision to cease all new sales of proprietary products. Group variable universal life deposits decreased due to the cessation of marketing activities for this product. During the fourth quarter of 2002, total premiums and deposits declined significantly compared to the same period in 2001 (see Statutory Premiums and Deposits - Quarter ended December 31, 2002 Compared to Quarter Ended December 31, 2001 below). Effective December 31, 2002, the Company sold substantially all of its fixed universal life insurance business (see Significant Transactions - Sale of Universal Life Insurance Business).
     Prior to the cessation of sales of the Company's proprietary products, annuity products were distributed primarily through three distribution channels:
(1) "Agency", which consisted of the Company's former career agency force; (2)

"Select", which consisted of a network of third party broker/ dealers; and (3) "Partners", which included distributors of the mutual funds advised by Scudder Investments ("Scudder"), Pioneer Investment Management, Inc. and Delaware Management Company ("Delaware"). Agency, Select, and Partners represented, respectively, approximately 22%, 33%, and 45% of individual annuity deposits in 2002, and Scudder represented 39% of all individual annuity deposits. During 2001, Agency, Select, and Partners represented, respectively, approximately 24%, 38%, and 38% of individual annuity deposits, and Scudder represented 28% of all individual annuity deposits.

2001 Compared to 2000

For the year ended December 31, 2001, total premiums and deposits decreased $498.9 million, or 12.9%, to $3,378.1 million. These decreases are primarily due to lower separate account and group annuity deposits, partially offset by higher general account deposits. In addition, group annuity deposits decreased due to the Company's decision to exit its defined contribution retirement plan business and to cease marketing activities for new defined benefit retirement business. Partially offsetting these decreases were higher annuity deposits into the Company's general account resulting, in part, from the introduction of a promotional annuity program, which offered an enhanced initial crediting rate for new general account deposits.

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

The following table sets forth statutory premiums and deposits by product for the AFS segment for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001.

FOR THE QUARTER ENDED DECEMBER 31           2002          2001
--------------------------------------------------------------
(In millions)

Insurance
   Traditional life                 $        7.4   $       8.1
   Universal life                            2.0           3.2
   Variable universal life                  24.2          55.0
   Individual health                         0.1           0.1
   Group variable universal life            (3.2)         (2.6)
--------------------------------------------------------------
    Total insurance                         30.5          63.8
--------------------------------------------------------------
Annuities
   Separate account annuities               73.2         508.5
   General account annuities                63.0         189.6
   Retirement investment accounts            1.1           0.8
--------------------------------------------------------------
    Total individual annuities             137.3         698.9
    Group annuities                         23.1          12.7
--------------------------------------------------------------
    Total annuities                        160.4         711.6
--------------------------------------------------------------
Total premiums and deposits         $      190.9   $     775.4
==============================================================

The substantial decline in statutory premiums and deposits from 2001 to 2002 is due to the aforementioned decision to cease all new sales of proprietary variable annuities and life insurance products. The Company implemented this decision during the month of October 2002; implementation was substantially complete by the end of that month. Accordingly, statutory premiums and deposits during the fourth quarter of 2002 reflect primarily new sales during the month of October. Future statutory premiums and deposits will be substantially less, since they will only include additional premiums and deposits either allowed or required by existing contracts. Effective December 31, 2002, the Company sold substantially all of its fixed universal life insurance business (see Significant Transactions - Sale of Universal Life Insurance Business).
     The Company plans to retain and service its existing customer accounts, including variable annuity, variable life, and certain traditional life and group retirement accounts. As of December 31, 2002, Agency, Select, Partners and other distribution channels represented, respectively, 44%, 16%, 24% and 16% of the segment's total general and separate account assets.

ANNUITY ACCOUNT VALUES AND SURRENDERS

2002 Compared to 2001

The following table summarizes annuity account values and surrender activity, including partial surrenders, for the AFS segment.

                         2002                                2001
--------------------------------------------------------------------------------
(In millions)

                  Account                             Account
              Values/(1)/    Surrenders/(2)/       Values/(1)/   Surrenders/(2)/
--------------------------------------------------------------------------------
Agency     $      5,993.8    $         791.3   $       6,728.4   $         516.9
Select            3,406.0              799.8           3,074.6             326.5
Scudder           2,840.5              558.4           2,611.7             244.7
Pioneer           1,038.5              177.0           1,073.6             109.7
Delaware          1,134.0              191.0           1,405.4             169.7
Other               110.3               20.7              36.7              30.0
--------------------------------------------------------------------------------
  Total    $     14,523.1    $       2,538.2   $      14,930.4   $       1,397.5
================================================================================

(1) Account values reflect market values as of January 1 of the year indicated.

(2) Surrenders reflect annual activity for the year indicated.

Surrenders increased $1.1 billion in 2002, primarily during the fourth quarter, due to the aforementioned ratings downgrades and the Company's decision to cease all new sales of proprietary variable annuities and life insurance products. Management expects high surrender levels related to its annuity business in 2003.

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

The following table summarizes annuity surrender activity for the AFS segment for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001.

                         2002                                2001
--------------------------------------------------------------------------------
(In millions)

                  Account                              Account
              Values/(1)/    Surrenders/(2)/       Values/(1)/   Surrenders/(2)/
--------------------------------------------------------------------------------
Agency     $      4,762.2    $         396.9   $       5,500.7   $         124.6
Select            3,279.7              414.6           3,002.4             101.7
Scudder           2,951.5              235.5           2,517.6              88.0
Pioneer             847.7               66.5             957.9              29.1
Delaware            819.8               85.6           1,049.8              42.8
Other               102.9                7.4             103.7               5.4
--------------------------------------------------------------------------------
Total      $     12,763.8    $       1,206.5   $      13,132.1   $         391.6
================================================================================

(1) Account values reflect market values as of October 1 of the year indicated.

(2) Surrenders reflect fourth quarter activity for the year indicated.

Surrenders increased substantially in the fourth quarter of 2002 due to the aforementioned ratings downgrades and the Company's decision to cease all new sales of proprietary variable annuities and life insurance products. The fourth quarter 2002 level of surrender activity is consistent with management's expectations and with the surrender rate assumptions included in the Company's calculation of its DAC asset and its GMDB reserve at December 31, 2002.

ALLMERICA ASSET MANAGEMENT

The following table summarizes the results of operations for the Allmerica Asset Management segment.

FOR THE YEARS ENDED DECEMBER 31      2002           2001           2000
----------------------------------------------------------------------------
(In millions)

Interest margins on GICs:
   Net investment income         $     100.2    $      144.3    $      137.8
   Interest credited                    85.7           127.5           119.7
----------------------------------------------------------------------------
Net interest margin                     14.5            16.8            18.1
----------------------------------------------------------------------------
Premium financing business:
   Fees                                 13.5               -               -
   Operating expenses                    9.8               -               -
----------------------------------------------------------------------------
Net premium financing income             3.7               -               -
----------------------------------------------------------------------------
Fees and other income:
   External                              8.1             6.5             6.3
   Internal                              5.9             5.2             5.1
Other operating expenses                (7.8)           (7.8)           (7.0)
----------------------------------------------------------------------------
Segment income                   $      24.4    $       20.7    $       22.5
============================================================================
Average GIC deposits
 outstanding                     $   2,122.7    $    2,737.9    $    1,887.9
============================================================================
Outstanding GIC deposits,
 end of year                     $   1,410.0    $    2,689.7    $    2,258.0
============================================================================

2002 Compared to 2001

Segment income increased $3.7 million, or 17.9%, to $24.4 million in 2002 primarily due to the inclusion of $3.7 million of earnings related to the Company's premium financing subsidiary, AMGRO, in 2002, which was previously included in the Risk Management segment. In addition, segment income increased due to an increase in fees and other income related to external clients, offset by lower earnings on GICs. New external assets under management resulted in an increase in earnings from asset management services provided to external clients. Earnings on GICs decreased $2.3 million primarily due to lower net investment income and to withdrawals of short-term funding agreements. Net investment income declined primarily due to lower prevailing fixed maturity investment rates, and to the effect of defaults on certain fixed maturities supporting GIC obligations.
     Declining financial strength ratings from various rating agencies during 2002 (see Rating Agency Actions) resulted in the termination of all remaining short-term funding agreements, and ultimately, the Company ceased selling new long-term funding agreements. Furthermore the Company retired certain funding agreements at discounts during the fourth quarter of 2002. Although these retirements resulted in a gain for the Company (see Consolidated Overview), income from the GIC product line will be unfavorably affected in future periods due to the declining balance of outstanding GIC deposits.
     The Company uses derivative instruments to hedge its GIC portfolio (see Derivative Instruments). For floating rate GIC liabilities that are matched with fixed rate securities, the Company manages the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, certain funding agreements are denominated in foreign currencies. To mitigate the short-term effect of changes in currency exchange rates, the Company regularly hedges this risk by entering into foreign exchange swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge its net foreign currency exposure. These hedges resulted in a $37.7 million and a $48.0 million reduction in net investment income during 2002 and 2001, respectively, offset by similar reductions in GIC interest credited during the respective periods. The decreased effect of derivative instruments was due to a decrease in average outstanding GIC deposits and the associated hedges. Although the Company believes its exposure to foreign currency and interest rate fluctuations are currently economically hedged, there can be no assurance that the Company will not experience losses from ineffective hedges in the future.

2001 Compared to 2000

Segment income decreased $1.8 million, or 8.0%, to $20.7 million in 2001 primarily due to decreased earnings on GICs and to lower earnings related to external clients. Earnings on GICs decreased $1.3 million primarily due to a shift from short-term funding agreements to lower margin long-term funding agreements in 2001 and to lower investment income due to defaults on certain bonds supporting GIC obligations. These declines were partially offset by increased earnings from higher net GIC deposits during the year. The decrease in earnings related to external clients resulted from a decrease in management fees from a securitized investment portfolio, partially offset by an increase in new external assets under management.
     In the fourth quarter of 2001, the Company was notified of short-term funding agreement withdrawals of approximately $380 million which resulted from uncertainty regarding the rating agency actions when Moody's Investors Service placed the Company's "A2" senior debt rating, "a2" Capital Securities rating, and "P1" short-term debt rating on review for possible downgrade and revised the outlook for the life insurance companies' ratings to negative from stable. These withdrawals precipitated losses from related interest rate swap contracts as described in "Derivative Instruments".
     As noted above, the Company uses derivative instruments to hedge interest rate and currency exchange rate risks related to its GIC portfolio. These hedges resulted in a $48.0 million and a $5.6 million reduction in net investment income during 2001 and 2000, respectively, offset by similar reductions in GIC interest credited during the respective periods. The increased effect of derivative instruments in 2001 was due to an increase in average outstanding GIC deposits and the associated hedges.

CORPORATE

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

FOR THE YEARS ENDED DECEMBER 31               2002         2001         2000
----------------------------------------------------------------------------
(In millions)

Segment revenues
   Investment and other income        $        5.0   $      6.7   $      6.3
Interest expense                              15.3         15.3         15.3
Other operating expenses                      53.2         55.2         51.8
----------------------------------------------------------------------------
Segment loss                          $      (63.5)  $    (63.8)  $    (60.8)
============================================================================

2002 Compared to 2001

Segment loss decreased $0.3 million, or 0.5%, to $63.5 million in 2002, primarily as a result of decreased corporate overhead costs of $2.1 million, including lower costs due to forfeited stock grants by the Company's President as a result of his resignation, partially offset by a $1.7 million decrease in net investment income. The decrease in net investment income is principally due to lower average invested assets and to lower investment yields.
     Interest expense for both periods relates to the interest paid on the Senior Debentures of the Company.

2001 Compared to 2000

Segment loss increased $3.0 million, or 4.9%, to $63.8 million in 2001, primarily as a result of increased corporate overhead costs, including technology costs and certain corporate overhead expenses previously allocated to other operating segments, partially offset by state tax credits recognized by the holding company.

INVESTMENT PORTFOLIO

The Company held general account investment assets diversified across several asset classes, as follows:

DECEMBER 31                         2002                      2001
----------------------------------------------------------------------------
(in millions)

                                        % OF TOTAL                % of Total
                             CARRYING     CARRYING     Carrying     Carrying
                                VALUE        VALUE        Value        Value
----------------------------------------------------------------------------
Fixed maturities/(1)/      $  8,003.1         87.1   $  9,401.7         88.1
Equity securities/(1)/           52.8          0.6         62.1          0.6
Mortgages                       259.8          2.8        321.6          3.0
Policy loans/(1)/               361.4          3.9        379.6          3.5
Cash and cash
 equivalents/(1)/               389.8          4.2        350.2          3.3
Other long-term
 investments                    129.7          1.4        161.2          1.5
----------------------------------------------------------------------------
Total                      $  9,196.6        100.0   $ 10,676.4        100.0
============================================================================

(1) The Company carries these investments at fair value.

Total investment assets decreased $1.5 billion, or 13.9%, to $9.2 billion during 2002, primarily as a result of a decrease in fixed maturities of $1.4 billion. Fixed maturities decreased primarily due to short-term funding agreement withdrawals and the retirement of certain long-term funding agreements in the AAM segment. In addition, fixed maturities decreased in the AFS segment due to annuity surrenders from the general account, as well as transfers to the separate accounts from the general account, which together more than offset $856.7 million of new deposits in the general account in 2002. During 2003, approximately $550 million of investment assets will be used for the settlement of the net payable associated with the sale of the Company's universal life insurance business (see Significant Transactions - Sale of Universal Life Insurance Business).

     The Company's fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners ("NAIC"), investment grade securities comprised 90.5% and 90.7% of the Company's total fixed maturity portfolio at December 31, 2002 and 2001, respectively. Although management expects that new funds will be invested primarily in cash, cash equivalents and investment grade fixed maturities, the Company may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 6.7% and 7.3% for December 31, 2002 and 2001, respectively. This decline reflects lower prevailing fixed maturity investment rates since the first quarter of 2001. Due to the current interest rate environment, management expects its investment yield to be negatively affected by lower prevailing fixed maturity investment rates in 2003.
     As of December 31, 2002 and 2001, $423.1 million and $509.8 million, respectively, of the Company's fixed maturities were invested in non-publicly traded securities. Fair values of non-publicly traded securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.
     Principally as a result of the Company's exposure to below investment grade securities, the Company recognized $223.6 million and $179.0 million of realized losses on other-than-temporary impairments of fixed maturities for the years ended December 31, 2002 and 2001, respectively. Other-than-temporary impairments of fixed maturities in 2002 included $66.1 million related to the communication sector, $49.6 million related to the airline sector, $25.9 million related to the utility sector, $23.9 million related to securitized investments, and $19.3 million related to the energy sector. Other-than-temporary impairments of fixed maturities in 2001 included $50.8 million related to the communication sector, $32.3 million related to securitized investments, $19.4 million related to the industrial sector, $16.9 million related to the metals sector, and $15.9 million related to the energy sector. The losses reflect the continued deterioration of high-yield securities in the Company's portfolio. In addition, the Company recognized $14.9 million and $6.3 million of realized losses on other-than-temporary impairments of equity securities and other long-term investments for the years ended December 31, 2002 and 2001, respectively. In the Company's determination of other-than-temporary impairments, management considers several factors and circumstances, including the issuer's overall financial condition, the issuer's credit and financial strength ratings, the issuer's financial performance, including earnings trends, dividend payments, and asset quality, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below the Company's cost, and with respect to fixed maturity investments, any factors that might raise doubt about the issuer's ability to pay all amounts due according to the contractual terms. The Company applies these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary losses are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. No assurance can be given that the other-than-temporary impairments will, in-fact, be adequate to cover future losses or that substantial additional impairments will not be required in the future.
     The following table for the years ended December 31, 2002 and 2001 provides information about the Company's fixed maturities and equity securities that are in a gross unrealized loss position.

DECEMBER 31                         2002                      2001
----------------------------------------------------------------------------
(In millions)
                                GROSS                     Gross
                           UNREALIZED         FAIR   Unrealized         Fair
                               LOSSES        VALUE       Losses        Value
----------------------------------------------------------------------------
For greater than
 6 months                  $     85.7   $    542.3   $     85.3   $    603.4
For less than
 6 months                        21.0        351.0         67.2      2,013.1
----------------------------------------------------------------------------
Total fixed maturities
 and equity securities     $    106.7   $    893.3   $    152.5   $  2,616.5
============================================================================

The gross unrealized losses of fixed maturities and equity securities are viewed as being temporary as it is management's assessment that these securities will recover in the near-term. Furthermore, as of December 31, 2002, the Company has the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in fair value. Of the $85.7 million and $85.3 million of gross unrealized losses of fixed maturities and equity securities at December 31, 2002 and 2001, respectively, that have been in such a position for greater than 6 months, $14.1 million and $16.6 million have been in a significant unrealized loss position (typically those securities with a fair value less than 80% of amortized cost) as of December 31, 2002 and 2001, respectively. The risks inherent in the assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from management's expectations; management may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from the Company's original assessment may lead the Company to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and the Company would record a charge to earnings.
     The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

DECEMBER 31                                        2002         2001
--------------------------------------------------------------------
(In millions)

  Due in one year or less                     $     3.2    $     0.9
  Due after one year through five years            39.8         38.6
  Due after five years through ten years           36.7         51.8
  Due after ten years                              26.6         52.1
--------------------------------------------------------------------
Total fixed maturities                            106.3        143.4
  Equity securities                                 0.4          9.1
--------------------------------------------------------------------
Total fixed maturities and equity securities  $   106.7    $   152.5
====================================================================

Of the $106.7 million and $152.5 million of gross unrealized losses on fixed maturities and equity securities, approximately $1.8 million and $17.4 million relates to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, as of December 31, 2002 and 2001, respectively. An additional $30.1 million and $66.2 million of gross unrealized losses relates to holdings of investment grade fixed maturities in a variety of industries and sectors, while approximately $74.8 million and $68.9 million relates to holdings of below investment grade fixed maturities and equity securities in a variety of industries and sectors as of December 31, 2002 and 2001, respectively. Substantially all below investment grade securities with an unrealized loss have been rated by the NAIC, Standard & Poor's or Moody's as of December 31, 2002 and 2001.
     The Company had fixed maturity securities with a carrying value of $39.9 million and $10.7 million on non-accrual status at December 31, 2002 and 2001, respectively. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $19.5 million and $11.3 million for the years ended December 31, 2002 and 2001, respectively. Management expects that defaults in the fixed maturities portfolio may continue to negatively impact investment income.

DERIVATIVE INSTRUMENTS

The Company enters into various types of interest rate swap contracts to hedge exposure to interest rate fluctuations on floating rate funding agreement liabilities that are matched with fixed rate securities. The Company also enters into foreign currency swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts, to hedge foreign currency and interest rate exposure on specific funding agreement liabilities. Finally, from time to time the Company has entered into other swap contracts for investment purposes. The Company recognized $53.1 million and $32.9 million of net realized losses on derivatives for the years ended December 31, 2002 and 2001, respectively. The realized losses during the year ended December 31, 2002, were primarily due to the termination of derivative instruments used to hedge funding agreements, during a declining interest rate environment, in response to short-term funding agreement withdrawals and the retirement of certain long-term funding agreements at discounts. The realized losses during the year ended December 31, 2001 were due primarily to the termination of swap contracts used to hedge short-term funding agreements, during a declining interest rate environment, in response to withdrawals.

     The Company manages the risk of cash flow variability on floating rate funding agreements that are matched with fixed rate securities, by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. With the adoption of Statement No. 133 on January 1, 2001, the swap contracts were considered cash flow hedges of the interest rate risk associated with the floating rate funding agreements, including funding agreements with put features allowing the policyholder to cancel the contract prior to maturity. During the fourth quarter of 2001, the Company reviewed the trend in put activity since inception of the funding agreement business in order to determine the ongoing effectiveness of the hedging relationship. Based upon the historical trend in put activity, as well as management's uncertainty about possible future events, the Company had determined that it was probable that some of the future variable cash flows of the puttable funding agreements would not occur, and therefore the hedges were ineffective. During the fourth quarter of 2001, the Company reclassified losses of $35.8 million to (gains) losses on derivative instruments in the Consolidated Statements of Income from other comprehensive income related to the payments that were probable of not occurring on ineffective interest rate swap contracts. During 2002, the Company reclassified these losses of $35.8 million to realized investment losses from (gains) losses on derivative instruments in the Consolidated Statements of Income upon termination of the ineffective interest rate swap contracts. As of December 31, 2002, the Company no longer has outstanding floating rate funding agreements with put features. In addition, the Company no longer offers long-term or short-term funding agreements.

MARKET RISK AND RISK MANAGEMENT POLICIES

INTEREST RATE SENSITIVITY

The operations of the Company are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are paid, withdrawn, mature or re-price in specified periods. The principal objective of the Company's asset/liability management activities is to provide maximum levels of net investment income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. The Company has developed an asset/liability management approach tailored to specific insurance or investment product objectives. The investment assets of the Company are managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, management develops investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and its exposure to individual markets, borrowers, industries, sectors, and in the case of mortgages, property types and geographic locations. In addition, the Company carries long and short-term debt, as well as mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company.
     The Company uses derivative financial instruments, primarily interest rate swaps, with indices that correlate to balance sheet instruments to modify its indicated net interest sensitivity to levels deemed to be appropriate. Specifically, for floating rate GIC liabilities that are matched with fixed rate securities, the Company manages the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. Additionally, the Company uses exchange traded financial futures contracts to hedge against interest rate risk on the reinvestment of fixed maturities. Prior to September 2002, the Company used exchange traded financial futures contracts to hedge against interest rate risk on anticipated GIC sales and other funding agreements. The Company no longer offers funding agreements (see Description of Operating Segments).
     The following tables for the years ended December 31, 2002 and 2001 provide information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturities, unless otherwise noted below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers. Mortgage backed and asset backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities, but exclude interest rate swap contracts and foreign currency swap contracts, which are disclosed in separate tables. Foreign-denominated fixed maturities are also shown separately in the table of financial instruments subject to foreign currency risk. Variable interest rate GIC liabilities are included in the category representing their contractual maturity, regardless of whether the liability includes a put feature. For liabilities that have no contractual maturity, the tables present principal cash flows and related weighted-average interest rates based on the Company's historical experience, management's judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Additionally, the Company has assumed its available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities and mortgage loans comprise an immaterial portion of the portfolio and do not have a significant impact on weighted average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate.

                                                                                                                               FAIR
                                                                                                                              VALUE
FOR THE YEAR ENDED DECEMBER 31, 2002             2003       2004       2005       2006       2007   THEREAFTER      TOTAL  12/31/02
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
RATE SENSITIVE ASSETS:
   Available-for-sale securities             $  778.4   $  436.7   $  907.6   $  745.0   $  581.8   $ 4,420.4  $ 7,869.9  $ 8,120.3
     Average interest rate                       5.61%      6.89%      7.24%      6.60%      5.03%       6.17%      6.23%
   Mortgage loans                            $   25.9   $   65.7   $   14.7   $   29.5   $   17.1   $   110.0  $   262.9  $   276.1
     Average interest rate                       6.19%      7.36%      7.42%      8.22%      7.75%       7.77%      7.54%
   Policy loans                              $   75.6   $      -   $      -   $      -   $      -   $   285.8  $   361.4  $   361.4
     Average interest rate                       7.42%         -          -          -          -        7.72%      7.66%
   Company owned life insurance              $      -   $      -   $      -   $      -   $      -   $    67.2  $    67.2  $    67.2
     Average interest rate                          -          -          -          -          -        1.56%      1.56%

RATE SENSITIVE LIABILITIES:
   Fixed interest rate GICs                  $    3.4   $  100.0   $      -   $  103.8   $      -   $       -  $   207.2  $   220.4
     Average interest rate                       3.74%      3.60%         -       3.87%         -           -       3.74%
   Supplemental contracts
    without life contingencies               $   27.6   $   13.9   $    8.4   $    5.7   $    0.2   $     4.2  $    60.0  $    60.0
     Average interest rate                       2.90%      2.97%      3.08%      3.27%      3.81%       3.78%      3.03%
   Other individual contract
    deposit funds                            $   12.2   $   11.1   $    9.9   $    8.6   $    7.7   $    85.5  $   135.1  $   145.8
     Average interest rate                       4.38%      4.34%      4.28%      4.23%      4.20%       4.16%      4.28%
   Other group contract deposit funds        $   21.0   $   20.4   $   20.2   $   13.6   $   11.2   $    10.3  $    96.7  $   173.5
     Average interest rate                       6.04%      5.89%      5.78%      6.04%      6.12%       6.00%      5.98%
   Individual annuity contracts - general
    account                                  $  196.3   $  158.0   $  137.3   $  129.0   $  116.4   $   738.7  $ 1,475.7  $ 1,434.5
     Average interest rate                       4.00%      3.90%      3.75%      3.75%      3.75%       3.75%      3.84%
   Trust instruments supported
    by funding obligations                   $   56.7   $   14.0   $  661.7   $  252.1   $      -   $   160.7  $ 1,145.2  $ 1,224.5
     Average interest rate                       1.64%      2.01%      4.71%      3.50%         -        6.24%      4.47%
   Long-term debt                            $      -   $      -   $      -   $      -   $      -   $   199.5  $   199.5  $   160.4
     Average interest rate                          -          -          -          -           -       7.63%      7.63%
   Mandatorily redeemable preferred
    securities of a subsidiary trust
    holding solely junior subordinated
    debentures of the Company                $      -   $      -   $      -   $      -   $      -   $   300.0  $   300.0  $   187.5
     Average interest rate                          -          -          -          -          -        8.21%      8.21%

                                                                                                                                FAIR
                                                                                                                               VALUE
FOR THE YEAR ENDED DECEMBER 31, 2001               2002       2003       2004       2005       2006 THEREAFTER      TOTAL   12/31/01
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
RATE SENSITIVE ASSETS:
  Available-for-sale securities               $   836.5  $   637.0  $   692.9  $ 1,424.1  $ 1,123.0  $ 4,657.5  $ 9,371.0  $ 9,484.6
     Average interest rate                         6.72%      6.00%      7.05%      7.27%      6.70%      6.73%      6.78%
  Mortgage loans                              $    33.4  $    29.4  $    70.5  $    26.3  $    30.6  $   135.6  $   325.8  $   335.1
     Average interest rate                         8.04%      6.34%      7.47%      7.34%      8.27%      7.78%      7.62%
  Policy loans                                $       -  $       -  $       -  $       -  $       -  $   379.6  $   379.6  $   379.6
     Average interest rate                            -          -          -          -          -       7.09%      7.09%
  Company owned life insurance                $       -  $       -  $       -  $       -  $       -  $    67.3  $    67.3  $    67.3
     Average interest rate                            -          -          -          -          -       2.42%      2.42%

RATE SENSITIVE LIABILITIES:
  Fixed interest rate GICs                    $    30.5  $     2.3 $        -  $       -  $   105.5  $       -  $   138.3  $   212.8
     Average interest rate                         7.53%      7.20%         -          -       6.87%         -       7.02%
  Variable interest rate GICs                 $   483.6  $   100.2  $   223.1  $    70.2  $    85.3  $       -  $   962.4  $   961.3
     Average interest rate                         2.31%      2.15%      2.50%      2.21%      2.36%         -       2.33%
  Supplemental contracts without
    life contingencies                        $    26.1  $    13.2  $     8.0  $     5.4  $     0.2  $     4.4  $    57.3  $    57.3
     Average interest rate                         2.91%      2.99%      3.10%      3.30%      3.81%      3.78%      3.05%
  Other individual contract deposit funds     $    13.3  $    11.8  $    10.4  $     9.0  $     8.0  $    86.7  $   139.2  $   139.2
     Average interest rate                         4.35%      4.30%      4.26%      4.21%      4.17%      4.14%      4.25%
  Other group contract deposit funds          $    33.6  $    30.1  $    21.8  $    19.1  $    15.1  $    93.7  $   213.4  $   212.4
     Average interest rate                         5.80%      6.00%      5.92%      5.91%      5.88%      5.98%      5.92%
  Individual annuity contracts - general
    account                                   $   234.3  $   186.5  $   161.3  $   145.7  $   130.9  $   827.5  $ 1,686.2  $ 1,621.3
     Average interest rate                         4.00%      3.90%      3.75%      3.75%      3.75%      3.75%      3.84%
  Trust instruments supported
    by funding obligations                    $   100.2  $   126.4  $    49.3  $   716.4  $   228.6  $   297.7  $ 1,518.6  $ 1,534.0
     Average interest rate                         2.22%      3.03%      2.57%      4.58%      3.50%      6.00%      4.35%
  Long-term debt                              $       -  $       -  $       -  $       -  $       -  $   199.5  $   199.5  $   204.4
     Average interest rate                            -          -          -          -          -       7.63%      7.63%
  Mandatorily redeemable preferred
  securities of a subsidiary trust
  holding solely junior subordinated
  debentures of the Company                   $       -  $       -  $       -  $       -  $       -  $   300.0  $   300.0  $   286.0
     Average interest rate                            -          -          -          -          -       8.21%      8.21%

The following tables for the years ended December 31, 2002 and 2001 provide information about the Company's derivative financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The tables present notional amounts and, as applicable, weighted-average interest rates by expected maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted-average variable rates are indicated by the applicable floating rate index. The significant decrease in notional amount of swaps outstanding at December 31, 2002 compared to December 31, 2001 is primarily due to short-term funding agreement withdrawals, as well as the retirement of certain long-term funding agreements at discounts. As these funding agreements were extinguished, the swap contracts hedging them were terminated.

                                                                                                                              FAIR
                                                                                                                             VALUE
FOR THE YEAR ENDED DECEMBER 31, 2002           2003        2004       2005       2006      2007  THEREAFTER        TOTAL   12/31/02
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Rate Sensitive Derivative
Financial Instruments:
   Pay fixed/ receive 3 month
    LIBOR swaps                            $      -  $     14.0  $       -  $       -  $      -   $       -  $    14.0    $   (0.3)
      Average pay rate                            -        3.20%         -          -         -           -       3.20%
      Average receive rate                        -  3 Mo.LIBOR          -          -         -           -  3 Mo. LIBOR

                                                                                                                               FAIR
                                                                                                                              VALUE
FOR THE YEAR ENDED DECEMBER 31, 2001        2002       2003        2004        2005        2006  THEREAFTER       TOTAL    12/31/02
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
Rate Sensitive Derivative
Financial Instruments:
    Pay fixed/receive 3 month
     LIBOR swaps                      $    295.8  $       -  $    150.0  $    225.0  $        -  $        -  $    670.8  $    (30.4)
       Average pay rate                     6.66%         -        5.58%       7.21%          -           -        6.60%
       Average receive rate           3 Mo.LIBOR          -  3 Mo.LIBOR  3 Mo.LIBOR           -           -  3 Mo.LIBOR
    Pay fixed/receive 1 month
     LIBOR swaps                      $        -  $       -  $        -  $     50.0  $        -  $        -  $     50.0  $     (4.4)
       Average pay rate                        -          -           -        7.37%          -           -        7.37%
       Average receive rate                    -          -           -  1 Mo.LIBOR           -           -  1 Mo.LIBOR
    Pay fixed/receive Fed
     Funds rate swaps                 $     75.0  $    50.0  $     35.0  $     50.0  $        -  $        -  $    210.0  $    (11.8)
       Average pay rate                     5.60%      5.91%       5.52%       7.18%          -           -        6.03%
       Average receive rate            FED FUNDS  FED FUNDS   FED FUNDS   FED FUNDS           -           -   FED FUNDS

FOREIGN CURRENCY SENSITIVITY

A portion of the Company's investments consists of securities denominated in foreign currencies. A portion of the Company's liabilities consists of trust instruments supported by funding obligations denominated in foreign currencies. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Swiss Franc, Japanese Yen, British Pound and Euro. From time to time, the Company may also have exposure to other foreign currencies. To mitigate the short-term effect of changes in currency exchange rates, the Company regularly hedges by entering into foreign exchange swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge its net foreign currency exposure. The following tables for the years ended December 31, 2002 and 2001 provide information about the Company's derivative financial instruments and other financial instruments, used for purposes other than trading, by functional currency and presents fair value information in U.S. dollar equivalents. The tables summarize information on instruments that are sensitive to foreign currency exchange rates, including securities denominated in foreign currencies, compound foreign currency/ interest rate swap contracts, foreign currency forward exchange agreements, foreign currency futures contracts, and foreign currency options contracts. For foreign currency denominated securities and liabilities, the tables present principal cash flows and applicable current forward foreign currency exchange rates by contractual maturity. For foreign currency derivative instruments, the tables present the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. These notional amounts are used to calculate the contractual payments to be exchanged under the contracts. The significant decrease in the notional amount of swaps outstanding at December 31, 2002 compared to December 31, 2001 is primarily due to short-term funding agreement withdrawals, as well as the retirement of certain long-term funding agreements at discounts. As these funding agreements were extinguished, the swap contracts hedging them were terminated.

                                                                                                                          FAIR
                                                                                                                         VALUE
FOR THE YEAR ENDED DECEMBER 31, 2002              2003     2004      2005      2006     2007   THEREAFTER   TOTAL     12/31/02
-------------------------------------------------------------------------------------------------------------------------------
(Currencies in millions)

FIXED INTEREST SECURITIES DENOMINATED
IN FOREIGN CURRENCIES:
    Fixed interest rate securities denominated
      in British Pounds                                -        -         -       9.5      -          -         9.5   $   20.4
       Current forward foreign exchange rate           -        -         -    1.6100      -          -      1.6100
CURRENCY SWAP AGREEMENTS RELATED TO
FIXED INTEREST SECURITIES:
    Pay British Pounds
       Notional amount in foreign currency             -        -         -       9.5      -          -         9.5   $   (1.1)
       Average contract rate                           -        -         -     1.980      -          -       1.980
       Current forward foreign exchange rate           -        -         -    1.6100      -          -      1.6100
LIABILITIES DENOMINATED IN FOREIGN CURRENCIES:
    Trust instruments supported by funding
       obligations denominated in Euros             11.0        -     200.7        -       -          -       211.7   $   236.9
         Current forward foreign exchange rate    1.0492        -    1.0492        -       -          -      1.0492
    Trust instruments supported by funding
       obligations denominated in Japanese Yen   3,000.0        -  53,000.0  30,000.0      -    1,500.0    87,500.0   $   812.6
         Current forward foreign exchange rate    0.0084        -    0.0084    0.0084      -     0.0084      0.0084
    Trust instruments supported by funding
       obligations denominated in British Pounds       -        -         -        -       -       80.0        80.0   $   142.1
         Current forward foreign exchange rate         -        -         -        -       -     1.6100      1.6100
CURRENCY SWAP AGREEMENTS RELATED TO
TRUST OBLIGATIONS:
    Pay Euros
       Notional amount in foreign currency             -        -     200.8        -       -          -       200.8   $   (8.1)
       Average contract rate                           -        -     0.952        -       -          -       0.952
       Current forward foreign exchange rate           -        -    1.0492        -       -          -      1.0492
    Pay Japanese Yen
       Notional amount in foreign currency       3,000.0        -         -        -       -    1,500.0     4,500.0   $   (4.3)
       Average contract rate                       0.009        -         -        -       -      0.010       0.009
       Current forward foreign exchange rate      0.0084        -         -        -       -     0.0084      0.0084
    Pay British Pounds
       Notional amount in foreign currency             -        -         -        -       -       80.0        80.0   $     2.7
       Average contract rate                           -        -         -        -       -      1.442       1.442
       Current forward foreign exchange rate           -        -         -        -       -     1.6100      1.6100
YEN FUTURES CONTRACTS (LONG) RELATED
TO TRUST OBLIGATIONS:
       Notional Amount in U.S. Dollars             734.3        -         -        -       -          -       734.3   $    30.2
       Number of Contracts                       7,240.0        -         -        -       -          -     7,240.0
       Average opening price                       0.008        -         -        -       -          -       0.008
EURO OPTIONS CONTRACTS RELATED TO
TRUST OBLIGATIONS:
       Notional Amount in U.S. Dollars               1.6        -        -         -       -          -         1.6   $     2.4
       Number of Contracts (in millions)            11.0        -        -         -       -          -        11.0
       Average strike price                        0.835        -        -         -       -          -       0.835

                                                                                                                           FAIR
                                                                                                                          VALUE
FOR THE YEAR ENDED DECEMBER 31, 2001              2002     2003      2004      2005     2006   THEREAFTER    TOTAL     12/31/01
-------------------------------------------------------------------------------------------------------------------------------
(Currencies in millions)

FIXED INTEREST SECURITIES DENOMINATED
IN FOREIGN CURRENCIES:
    Fixed interest rate securities denominated
     in British Pounds                                 -        -         -         -       9.5        -         9.5   $    18.4
       Current forward foreign exchange rate           -        -         -         -    1.4546        -      1.4546
CURRENCY SWAP AGREEMENTS RELATED TO
FIXED INTEREST SECURITIES:
    Pay British Pounds
       Notional amount in foreign currency             -        -         -         -       9.5        -         9.5   $    (1.0)
       Average contract rate                           -        -         -         -     1.980        -       1.980
       Current forward foreign exchange rate           -        -         -         -    1.4546        -      1.4546
LIABILITIES DENOMINATED IN FOREIGN CURRENCIES:
    Trust instruments supported by funding
     obligations denominated in Euros                  -     50.0         -     262.3         -        -       312.3   $   286.3
       Current forward foreign exchange rate           -   0.8895         -    0.8895         -        -      0.8895
    Trust instruments supported by funding
     obligations denominated in Japanese Yen           -  5,000.0         -  56,000.0  30,000.0  1,500.0    92,500.0   $   784.9
       Current forward foreign exchange rate           -   0.0076         -    0.0076    0.0076   0.0076      0.0076
    Trust instruments supported by funding
     obligations denominated in Swiss Francs           -        -      40.0      70.0         -        -       110.0   $    67.1
       Current forward foreign exchange rate           -        -    0.6023    0.6023         -        -      0.6023
    Trust instruments supported by funding
     obligations denominated in British
     Pounds                                            -     30.0         -         -         -    175.0       205.0   $   307.0
       Current forward foreign exchange rate           -   1.4546         -         -         -   1.4546      1.4546
CURRENCY SWAP AGREEMENTS RELATED TO
TRUST OBLIGATIONS:
    Pay Euros
       Notional amount in foreign currency             -     50.0         -     262.3         -        -       312.3   $   (26.1)
       Average contract rate                           -    0.879         -     0.951         -        -       0.940
       Current forward foreign exchange rate           -   0.8895         -    0.8895         -        -      0.8895
    Pay Japanese Yen
       Notional amount in foreign currency             -  5,000.0         -  56,000.0  30,000.0  1,500.0    92,500.0   $   (21.9)
       Average contract rate                           -    0.009         -     0.009     0.008    0.010       0.009
       Current forward foreign exchange rate           -   0.0076         -    0.0076    0.0076   0.0076      0.0076
    Pay Swiss Francs
        Notional amount in foreign currency            -        -      40.0      70.0         -        -       110.0   $    (2.1)
        Average contract rate                          -        -     0.591     0.596         -        -       0.594
        Current forward foreign exchange rate          -        -    0.6023    0.6023         -        -      0.6023
    Pay British Pounds
        Notional amount in foreign currency            -     30.0         -         -         -    175.0       205.0   $   (10.8)
        Average contract rate                          -    1.500         -         -         -    1.442       1.450
        Current forward foreign exchange rate          -   1.4546         -         -         -   1.4546      1.4546


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

     The provision for federal income taxes before minority interest and the effect of a change in accounting principle was a benefit of $234.8 million during 2002, compared to a benefit of $75.5 million during 2001. These benefits resulted in consolidated effective federal tax rates of 45.0% and 127.1% of pre-tax losses for 2002 and 2001, respectively. The large benefit in the current period is primarily due to the significant loss recognized by the AFS segment. The benefit also reflects an $11.6 million favorable settlement of certain prior years' federal income tax returns.

     The provision for federal income taxes before minority interest and the effect of a change in accounting principle was a $75.5 million benefit during 2001. This benefit resulted in a consolidated effective federal tax rate of 127.1% of pre-tax losses. During 2000, the provision for federal income taxes before minority interest was a $2.7 million expense and resulted in a consolidated effective federal tax rate of 1.3%. The change in the rate is primarily due to lower underwriting income in 2001 resulting in an increase in the proportion of tax-exempt investment income, the dividends received deduction associated with the Company's variable products and low income housing credits to pre-tax income.

     Included in the Company's deferred tax net asset as of December 31, 2002 is an approximately $78 million asset related to federal income tax net operating loss carryforwards ("NOL"). This NOL may be utilized in future years to offset taxable income of approximately $222 million, subject to certain limitations. In addition, there is an asset of approximately $150 million related to alternative minimum and other tax credit carryforwards at December 31, 2002. These credits may be utilized to offset regular federal income taxes due from future income. Although the Company believes that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability.

SIGNIFICANT TRANSACTIONS

GAIN ON RETIREMENT OF FUNDING OBLIGATIONS

     In the fourth quarter of 2002, the Company retired $548.9 million of its long-term funding agreement obligations at discounts. This resulted in a gain of $102.6 million, which is reported as gain from retirement of trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net foreign currency transaction loss on the retired foreign-denominated funding agreements, which was partially offset by foreign exchange gains on derivative instruments used to hedge the retired funding agreements, of $12.2 million was recorded as other income in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $14.1 million was recorded as net realized investment losses in the Consolidated Statements of Income.

SALE OF UNIVERSAL LIFE INSURANCE BUSINESS

     Historically, AFS offered fixed universal life insurance products through its Agency distribution channel (see Allmerica Financial Services - Statutory Premiums and Deposits for a description of its former distribution channels). The Company sold substantially all of this business through a 100% coinsurance agreement which was effective December 31, 2002. Under the agreement, the Company ceded approximately $660 million of universal life insurance reserves in exchange for the transfer of approximately $550 million of investment assets with an amortized cost of approximately $525 million. At December 31, 2002, the Company recorded a loss from this transaction of $20.3 million, net of taxes. This loss consisted primarily of the aforementioned ceded reserves, asset transfers, a permanent impairment of the universal life deferred acquisition cost asset of $155.9 million and administrative expenses of approximately $10 million. On a statutory accounting basis, this transaction produced an increase in statutory surplus of approximately $109 million (see Statutory Capital of Insurance Subsidiaries).

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies, among others, are those which management believes affect the more significant judgments and estimates used in the preparation of the Company's financial statements. Additional information about the Company's significant accounting policies may be found in Note 1, "Summary of Significant Accounting Policies" on pages 68 to 74 of the Notes to Consolidated Financial Statements included in this Form 10-K.

PROPERTY & CASUALTY INSURANCE LOSS RESERVES

The amount of loss and loss adjustment expense reserves (the "loss reserves"), as discussed in "Segment Results - Risk Management, Reserve for Losses and Loss Adjustment Expenses" is determined based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires the Company to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, the Company develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions, which vary by line of business, used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Because the amount of the loss reserves is sensitive to the Company's assumptions, the Company does not completely rely on only one estimate to determine its loss reserves. Rather, the Company develops several estimates using generally recognized actuarial projection methodologies that result in a range of reasonably possible loss reserve outcomes; the Company's best estimate is within that range. When trends emerge that the Company believes affect the future settlement of claims, the Company will adjust its reserves accordingly. Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as "prior year reserve development". Such development can be either favorable or unfavorable to the financial results of the Company.

PROPERTY & CASUALTY REINSURANCE RECOVERABLES

The Company shares a significant amount of insurance risk of the primary underlying contracts with various insurance entities through the use of reinsurance contracts (see Segment Results - Risk Management, Reinsurance). As a result, when the Company experiences loss events that are subject to the reinsurance contract, reinsurance recoveries are recorded. The amount of the reinsurance recoverable can vary based on the size of the individual loss or the aggregate amount of all losses in a particular line, book of business or an aggregate amount associated with a particular accident year. The valuation of losses recoverable depends on whether the underlying loss is a reported loss, or an incurred but not reported loss. For reported losses, the Company values reinsurance recoverables at the time the underlying loss is recognized, in accordance with contract terms. For incurred but not reported losses, the Company estimates the amount of reinsurance recoverable based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve estimates. The most significant assumption the Company uses is the average size of the individual losses for those claims that have occurred but have not yet been recorded by the Company. The reinsurance recoverable is based on what the Company believes are reasonable estimates and is disclosed separately on the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses are settled.

VARIABLE PRODUCTS' DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of insurance deposits. Acquisition costs related to the Company's variable products (variable universal life and variable annuities) are recorded on the balance sheet and amortized through the income statement in proportion to total estimated gross profits over the expected life of the contracts (see Segment Results - Allmerica Financial Services, Deferred Acquisition Costs). The Company's estimated gross profits are based on assumptions including mortality, persistency, asset growth rates and expenses associated with policy maintenance. The principal source of earnings for these policies is from asset-based fees, which can vary in relation to changes in the equity market.

     At each balance sheet date, the Company evaluates the historical and expected future gross profits. Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy/annuity issuance. The cumulative difference related to prior periods is recognized as a component of the current periods' amortization, along with amortization associated with the actual gross profits of the period. Lower actual gross profits would typically result in less amortization expense. The converse would also be true. However, if lower gross profits were to continue into the future, a partial permanent impairment of the existing DAC asset may occur.

     The Company periodically reviews the DAC asset to determine if it is recoverable from future income. If DAC is determined to be unrecoverable, such costs are expensed at the time of determination. The amount of DAC considered recoverable would be reduced in the near term if the estimate of ultimate or future gross profits is reduced. The amount of DAC amortization would be revised if any of the estimates discussed above are revised. In addition, the disposition of a line of business can result in the permanent impairment of the related DAC asset.

OTHER-THAN-TEMPORARY IMPAIRMENTS

The Company employs a systematic methodology to evaluate declines in fair values below amortized cost for all investments. This methodology ensures that available evidence concerning the declines is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, the Company evaluates the length of time (typically six months or longer) and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the issuer's credit and financial strength ratings; the issuer's financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer; general market conditions; and, the financial condition and prospects of the issuer's market and industry. The Company applies judgment in assessing whether the aforementioned factors have caused an other-than-temporary decline in value. When an other-than-temporary decline in value is deemed to have occurred, the Company reduces the cost basis of the investment to fair value. This reduction is permanent and is recognized as a realized investment loss (see Investment Portfolio).

STATUTORY CAPITAL OF INSURANCE SUBSIDIARIES

The NAIC prescribes an annual calculation regarding risk based capital ("RBC"). RBC is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk based capital. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment. Total adjusted capital for property and casualty companies is capital and surplus. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital. Regulators may take action for reasons other than triggering various RBC action levels. The various action levels are summarized as follows:

..    The Company Action Level, which equals 200% of the Authorized Control
     Level, requires the Company to prepare and submit a RBC plan to the commissioner of the state of domicile. A RBC plan proposes actions which a company may take in order to bring statutory capital above the Company Action Level. After review, the commissioner will notify the Company if the plan is satisfactory.

..    The Regulatory Action Level, which equals 150% of the Authorized Control
     Level, requires the insurer to submit to the commissioner of the state of domicile a RBC plan, or if applicable, a revised RBC plan. After examination or analysis, the commissioner will issue an order specifying corrective actions ("Corrective Order") to be taken.

..    The Authorized Control Level authorizes the commissioner of the state of domicile to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the insurer.

..    The Mandatory Control Level, which equals 70% of the Authorized Control
     Level, authorizes the commissioner of the state of domicile to take actions necessary to place the Company under regulatory control (i.e. rehabilitation or liquidation).

..    Life and health companies whose Total Adjusted Capital is between 200% and
     250% of the Authorized Control Level are subject to a trend test. The trend test calculates the greater of the decrease in the margin between the current year and the prior year and the average of the past three years. It assumes that the decrease could occur again in the coming year. Any company that trends below 190% of the Authorized Control Level (i.e. demonstrates a negative trend) would trigger the Company Action Level. As of December 31, 2002, both AFLIAC and FAFLIC had adjusted capital levels well above 250% of the Authorized Control Level risk based capital and; therefore, were not subject to the trend test.

     RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the "Regulatory Scale"); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are RBC ratios for the Companies' life insurance subsidiaries and for Hanover as of December 31, 2002, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

--------------------------------------------------------------------------------
(In millions, except ratios)
                             Total     Company  Authorized  RBC Ratio  RBC Ratio
                          Adjusted      Action     Control   Industry Regulatory
                           Capital       Level       Level      Scale      Scale
--------------------------------------------------------------------------------
AFLIAC/(1)/              $  481.9     $  197.2    $   98.6      244%       489%
FAFLIC                      200.0         96.2        48.2      207%       415%
Hanover/(2)/                830.3        388.0       194.0      214%       428%

     /(1)/ AFLIAC's Total Adjusted Capital includes $200.0 million related to its subsidiary, FAFLIC.
     /(2)/ Hanover's Total Adjusted Capital includes $484.9 million related to its subsidiary, Citizens.

On December 30, 2002, AFLIAC, previously a Delaware domiciled life insurance company, became a Massachusetts domiciled life insurance company. On December 31, 2002, AFLIAC became a direct subsidiary of AFC, as well as the immediate parent of FAFLIC. Under the previous internal ownership structure, FAFLIC was the immediate parent of AFLIAC and a direct subsidiary of AFC. As a result of this internal reorganization, the statutory surplus of AFLIAC substantially increased since it includes FAFLIC's capital. This allows for a greater tolerance of equity market volatility. In turn, the statutory surplus of FAFLIC substantially decreased since it no longer includes AFLIAC's capital. However, FAFLIC's statutory surplus is no longer as susceptible to equity market volatility since AFLIAC, which holds approximately 90% of the Company's annuity products that are most sensitive to changes in the equity market, is no longer consolidated into FAFLIC.

AFC has entered into an agreement with the Massachusetts Commissioner of Insurance, (the "Massachusetts Commissioner"), in consideration of the decision not to write new business, whereby it will indefinitely maintain the RBC ratio of AFLIAC at a minimum of 100% of the Company Action Level (on the Industry Scale). This agreement, which was previously with FAFLIC, replaced an earlier commitment that FAFLIC maintain a 225% RBC ratio (on the Industry Scale).

AFC has also entered into several transactions that significantly improved the statutory capital positions of both AFLIAC and FAFLIC as of December 31, 2002. These transactions include selling, through a 100% coinsurance agreement, effective December 31, 2002, the fixed universal life insurance block of business which produced an increase in statutory surplus of approximately $109 million. In addition, FAFLIC successfully completed a tender offer through which it retired additional long-term funding agreements at amounts less than statutory accounting carrying values. This transaction, together with open market repurchases of long-term funding agreements in the fourth quarter, resulted in the retirement of approximately $550 million of funding agreements at amounts below face value. These actions produced a net increase in FAFLIC's statutory surplus of approximately $84 million.

During 2002, AFC made capital contributions to its then subsidiary FAFLIC, which in turn contributed capital to its then subsidiary, AFLIAC. Such contributions were necessary due to the negative impact on statutory surplus of increased sales commissions, the effect of declines in the equity market on GMDB reserves and an increased level of realized investment losses. Such contributions were also made in consideration of the ratings of the life companies and the 225% RBC agreement described above, which has since been superseded. For each contribution made, the amount was accrued as of the end of the prior quarter and was; therefore, reflected in the previous quarter's surplus balance in the corresponding Company's statutory quarterly or annual statement. Hanover also paid an ordinary dividend to AFC in July, 2002.

Contributions pertaining to 2002 were as follows:

--------------------------------------------------------------------------------
Date of                          Path of       Amount                 Effective
Contribution                Contribution (in millions)                 Date/(1)/
--------------------------------------------------------------------------------
February, 2002             AFC to FAFLIC     $   30           December 31, 2001
                        FAFLIC to AFLIAC         30

May, 2002                  AFC to FAFLIC         10              March 31, 2002
                        FAFLIC to AFLIAC         18

July, 2002                Hanover to AFC         92                  July, 2002

August, 2002               AFC to FAFLIC        158               June 30, 2002
                        FAFLIC to AFLIAC         35

October, 2002           FAFLIC to AFLIAC        171          September 30, 2002

January, 2003              AFC to FAFLIC         20           December 31, 2002
                        FAFLIC to AFLIAC         20

/(1)/ The effective date represents the date which these transactions were reflected in the Company's statutory surplus balance.

The Company does not expect the life insurance subsidiaries to require levels of capital contributions from AFC as in prior years, due to the expectation of sufficient statutory capital and earnings; therefore, the Company does not expect that it will be necessary to dividend significant funds from its property and casualty companies to AFC during 2003 (see Liquidity and Capital Resources).

     The statutory surplus of the life companies, particularly AFLIAC, which holds approximately 90% of the annuity deposits with the GMDB feature, is highly sensitive to movements in the equity market. This is due, in large part, to the required methodology for calculating GMDB ("Actuarial Guideline 34") reserves for statutory accounting purposes. As of December 31, 2002, the level of net GMDB reserves in the life companies was approximately $203 million. An increase of these reserves does not result directly in cash losses to the Company, but it does result in a reduction in statutory surplus. For each one percent decline in the S&P 500 Index, the expected increase in required statutory GMDB reserves is approximately $3 million to $4 million. Any increase in required reserves would result in an equal decrease in the statutory surplus. Any increase in the S&P 500 Index would result in a decrease in required statutory GMDB reserves, as well as an increase in surplus due to the impact of the GMDB reinsurance. The DAC amortization adjustments described earlier do not have an impact on statutory surplus, as DAC is not a concept recognized under statutory accounting principles.

     AFLIAC entered into a reinsurance agreement, in 2001, with an independent reinsurer, to cede up to $40 million of its GMDB costs annually based upon contract date, in excess of $40 million, for a three year period. As described under "Liquidity and Capital Resources" below, AFC entered into a related agreement to reimburse costs incurred by this independent reinsurer.

     The above mentioned agreement was superseded by the implementation of a new GMDB mortality reinsurance program. Effective December 1, 2002, AFLIAC and FAFLIC entered into a new mortality reinsurance program with unaffiliated reinsurers covering the incidence of mortality on variable annuity policies. This transaction reduced required statutory net GMDB reserves and resulted in an increase in statutory capital and surplus of approximately $20 million for the life companies at December 31, 2002.

     For the year ended December 31, 2002, AFLIAC and FAFLIC incurred GMDB costs of $92.3 million and $2.9 million, respectively, and ceded $34.4 million and $0.1 million, respectively, of GMDB costs under the aforementioned reinsurance programs.

     The actuarial profession is currently examining issues surrounding the development of a reserve methodology for variable annuity products. Although no specific recommendations have been made at this time, such changes could potentially have a material negative effect on the Company's statutory surplus and RBC ratio.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, AFC's primary source of cash is dividends from its insurance subsidiaries. However, dividend payments to AFC by its insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of "extraordinary" dividends, as defined. As mentioned above (see Statutory Capital of Insurance Subsidiaries), AFC has entered into an agreement with the Massachusetts Insurance Commissioner, in consideration of the decision not to write new life insurance and annuity business, whereby it partially offset by cash provided by sales of mortgage loans, and year over year declines in purchases of mortgages and will indefinitely maintain the RBC ratio of AFLIAC at a minimum of 100% of the Company Action Level (on the Industry Scale).

     During 2002, AFC received $92 million of dividends from its property and casualty businesses. Additional dividends from the Company's property and casualty insurance subsidiaries prior to July, 2003 would be considered "extraordinary" and would require prior approval from the respective state regulators. The Company does not expect dividend payments from its life insurance subsidiaries in 2003.

     During 2002, AFC contributed $188 million to its life insurance subsidiaries. Such capital contributions were made due to the negative impact on statutory surplus of increased sales commissions, GMDB reserves, an increased level of realized investment losses, the level of premiums and deposits and in consideration of the ratings of the life companies and the 225% RBC agreement, as described above, which has since been superseded. The Company does not expect that its life insurance subsidiaries will require the levels of capital contributions as in prior years due to the expectation of sufficient statutory capital and earnings; therefore, the Company does not expect it will be necessary to dividend funds from the property and casualty companies in 2003. However, there can be no guarantee that future dividends will not be necessary in order to maintain these surplus levels.

     In 2001, AFLIAC entered into an agreement to cede a portion of its GMDB obligations to an independent reinsurer (see Statutory Capital of Insurance Subsidiaries). Under a related agreement, AFC agreed to reimburse these costs to the reinsurer. In 2002, AFLIAC incurred GMDB costs of approximately $92 million. Since 2001, AFLIAC ceded $33.6 million under the agreement, of which AFC has reimbursed $33.6 million through December 2002. Management expects that reimbursements related to this agreement will not be significant in the future due to the aforementioned additional GMDB reinsurance program.

     Sources of cash for the Company's insurance subsidiaries are from premiums and fees collected, investment income and maturing investments. Primary cash outflows are paid benefits, claims, losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to benefits, claims, losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. Management expects that, due to the decision to cease new sales of life and annuity products, the expectation of high policy surrenders in AFS products and the retirement of funding obligations in AAM, additional cash outflows will occur in 2003. These outflows will be funded with existing cash and with proceeds from sales of cash equivalents and fixed maturities. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements.

     Net cash provided by operating activities was $43.8 million, $658.4 million and $318.0 million in 2002, 2001 and 2000, respectively. The decrease in cash during 2002 primarily reflects net payments from the general account as a result of increased annuity contract withdrawals in the AFS segment as a result of ratings downgrades and the Company's decision to cease new sales, compared to net deposits in 2001 which included funds received from the aforementioned promotional annuity program. Additionally, premium collections in the property and casualty business decreased as compared to 2001, principally due to timing of cash receipts. The Company also made approximately $60 million of payments related to funds held for the aggregate excess of loss reinsurance contract as a result of the ratings downgrades (see Rating Agency Actions). These net cash outflows were partially offset by decreased loss and LAE payments in the property and casualty business, as well as increased federal income tax refunds. The increase in 2001 is primarily the result of higher general account deposits, including funds received from the aforementioned promotional annuity program with enhanced crediting rates and to an increase in premiums received from the property and casualty business. These increases in cash were partially offset by increased loss and LAE payments in the property and casualty business.

     Net cash provided by investing activities was $1.5 billion in 2002, while net cash used in investing activities was $1.0 billion and $899.5 million in 2001 and 2000, respectively. The $2.5 billion increase in cash provided in 2002 from 2001 resulted primarily from net sales of fixed maturities in 2002, compared to net purchases of fixed maturities in 2001. The increase in net sales of fixed maturities in 2002 was primarily a result of short-term funding agreement withdrawals, the retirement of certain long-term funding agreements, and payments made related to annuity surrenders in the AFS segment. The $107.7 million increase in cash used in 2001 is primarily the result of higher net purchases of fixed maturities, partially offset by cash provided by sales of mortgage loans, and year over year declines in purchases of mortgages and company owned life insurance. Net purchases of fixed maturities in 2001 increased principally due to additional deposits into the general account, including those related to the aforementioned promotional annuity program.

     Net cash used in financing activities was $1.5 billion in 2002, while net cash provided by financing activities was $417.9 million and $397.8 million in 2001 and 2000, respectively. The decrease in cash provided by financing activities is primarily due to net funding agreement withdrawals, including the retirement of the trust instruments supported by funding obligations, of $1.4 billion versus net deposits of $399.2 million in 2001 and to the re-payment of the Company's short-term debt obligation of $83.3 million in 2002. The decrease in cash provided in 2001 compared to 2000 is primarily due to lower net funding agreement deposits, including trust instruments supported by funding obligations, partially offset by the absence of common stock repurchases in 2001.

     At December 31, 2002, AFC, as a holding company, held $64.6 million of cash and investments. Historically, funds provided to the holding company were from its property and casualty insurance subsidiaries. Management believes the holding company of AFC has the ability to meet its obligations through 2003, including annual interest on Senior Debentures and Capital Securities of $39.9 million and the $20 million capital contribution paid in January 2003 to its life insurance subsidiaries (see Statutory Capital of Insurance Subsidiaries). Therefore, the Company currently does not expect it will be necessary to dividend funds from the property and casualty companies in 2003 in order to fund 2003 holding company obligations as discussed above. However, the Company believes the holding company will require additional funding in 2004 in order to meet its obligations, which will include obligations consistent with those expected for 2003 and may include certain federal income tax liabilities. The Company decided, in 2002, to suspend payment of its annual common stock dividend. Whether the Company will pay dividends in the future depends upon the earnings and financial condition of AFC, although the Company does not expect to pay a dividend in 2003.

     The Company expects to continue to generate sufficient positive cash to meet all short-term and long-term cash requirements. The Company's insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. AFC has $150 million available under a committed syndicated credit agreement which expires May 2003. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, requirements that the Company maintain adjusted statutory surplus in certain of its insurance subsidiaries totaling in excess of $1 billion. At December 31, 2002, the Company was in compliance with all debt covenants. At December 31, 2002, no amounts were outstanding under this agreement. In addition, the Company had no commercial paper borrowing as of December 31, 2002. Ratings downgrades have adversely affected the cost and availability of additional debt and equity financing and will continue to do so in the future should ratings remain at current levels or decrease further (see Rating Agency Actions). The Company does not expect to renew this credit agreement.

     The Company's financing obligations generally include debt, minority interest on and repayment of the Company's Capital Securities, operating lease payments, trust instruments supported by funding obligations and funding agreements. The following table represents the Company's annual payments related to the principal payments of these financing obligations as of December 31, 2002 and operating lease payments reflect expected cash payments based upon lease terms:

----------------------------------------------------------------------------------------------------------
(In millions)
                                                      Maturity
                                                     less than  Maturity   Maturity   in excess
                                                       1 year   1-3 years  4-5 years  of 5 years      Total
-----------------------------------------------------------------------------------------------------------
Long-term debt(1)                                       $   -    $     -    $     -    $   200.0   $  200.0
Capital Securities(2)                                       -          -          -        300.0      300.0
Trust instruments supported by funding obligations(3)      56.7      675.7      252.1      160.7    1,145.2
Funding agreements(4)                                       3.4      100.0      103.8        -        207.2
Operating lease commitments(5)                             22.8       29.3        9.7        1.7       63.5
-----------------------------------------------------------------------------------------------------------

     /(1)/ Long-term debt relates to the senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%.
     /(2)/ Capital Securities of the Company, due in 2027, pay cumulative dividends at an annual rate of 8.207%.
     /(3)/ Trust instruments supported by funding obligations payments are reflected in the category representing their contractual maturity.
     /(4)/ Funding agreements are reflected in the category representing their contractual maturity.
         /(5)/ The Company has operating leases in FAFLIC, Hanover and Citizens.

CONTINGENCIES

The Company's insurance subsidiaries are routinely engaged in various legal proceedings arising in the normal course of business, including claims for extracontractual or punitive damages. Additional information on other litigation and claims may be found in Note 21, "Contingencies - Litigation," on pages 98 and 99 the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. In the opinion of management, none of such contingencies are expected to have a material effect on the Company's consolidated financial position, although it is possible that the results of operations in a particular quarter or annual period could be materially affected by an unfavorable outcome.

RATING AGENCY ACTIONS

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers information on specific insurance companies. Higher ratings generally indicate the rating agencies' opinion regarding financial stability and a stronger ability to pay claims.

Management believes that strong ratings are important factors in marketing the Company's products to its agents and customers, since rating information is broadly disseminated and generally used throughout the industry. Insurance company financial strength ratings are assigned to an insurer based upon factors deemed by the rating agencies to be relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security.

The following tables provide information about the Company's ratings at December 31, 2000, 2001 and 2002, and rating agency actions that occurred in 2002 and, where applicable, 2003:

Standard & Poor's Ratings
----------------------------------------------------------------------------------------------------------------------------
                                                   End of                                                        End of
                                                 Year Rating                2002 Rating Agency Actions         Year Rating

                                          December 2000 December 2001 August 2002 September 2002 October 2000 December 2000
----------------------------------------------------------------------------------------------------------------------------
Financial Strength Ratings

Property and Casualty Companies                  AA-           AA-          A+            A-       BBB+          BBB+
                                       (Very Strong) (Very Strong)    (Strong)      (Strong)     (Good)        (Good)
                                                                                                 with a        with a
                                                                                               negative      negative
                                                                                                outlook       outlook

Life Companies                                   AA-           AA-           A            BB          B+           B+
                                       (Very Strong) (Very Strong)    (Strong)    (Marginal)      (Weak)       (Weak)
                                                                                                  with a       with a
                                                                                                negative     negative
                                                                                                 outlook      outlook
DEBT RATINGS

AFC Senior Debt                                   A-           A-         BBB            BB          BB-          BB-
                                            (Strong)     (Strong)      (Good)    (Marginal)   (Marginal)   (Marginal)

AFC Capital Securities                           BBB          BBB         BBB            B-           B-           B-
                                              (Good)       (Good)      (Good)   (Weak(Weak)       (Weak)       (Weak)

AFC Short-term Debt                              A1+           A2          A2            B1            B           B
                                            (Strong)       (Good)      (Good)        (Weak)       (Weak)       (Weak)
                                                                                                  with a       with a
                                                                                                negative     negative
                                                                                                 outlook      outlook
FAFLIC Short-term Debt and
 Financial Strength Ratings                       A1+          A1+         A1+           B             B            B
                                             (Strong)     (Strong)    (Strong)(Vulnerable)  (Vulnerable) (Vulnerable)

MOODY'S RATINGS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           End of       2003 Rating
                                 End of Year Rating         2002 Rating Agency Actions                   Year Rating   Agency Action

                           December 2000 December 2001 March 2002 July 2002 September 20O0 October 2002 December 2002  January 2003
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL STRENGTH RATINGS
Property and Casualty
         Companies                 A1           A1          A1         A2             A3          Baa3          Baa3         Baa2
                               (Good)       (Good)      (Good)     (Good)         (Good)    (Adequate)     Adequate)   (Adequate)
                                                                                                  with          with
                                                                                             direction     direction
                                                                                             uncertain     uncertain

Life Companies                     A1           A1          A1         A3            Ba1           Ba3           Ba3          Ba2
                               (Good)       (Good)      (Good)     (Good) (Questionable)(Questionable)(Questionable)(Questionable)
                                                                                                  with          with
                                                                                             direction     direction
                                                                                             uncertain     uncertain
DEBT RATINGS
AFC Senior Debt                    A2           A2          A3       Baa2            Ba1            B2            B2           B1
                               (Good)       (Good)      (Good) (Adequate) (Questionable)        (Poor)        (Poor)       (Poor)

AFC Capital Securities             a2           A3        Baa1       Baa3            Ba2          Caa1          Caa1           B3
                               (Good)       (Good)  (Adequate) (Adequate) (Questionable)   (Very Poor)   (Very Poor)       (Poor)
                                                                                                  with          with
                                                                                             direction     direction
                                                                                             uncertain     uncertain
AFC Short-term Debt                P1           P1          P2         P2             NP            NP            NP           NP
                           (Superior)   (Superior)    (Strong)   (Strong)    (Not Prime)   (Not Prime)   (Not Prime)  (Not Prime)
FAFLIC Short-term
         Debt and Financial
         Strength Ratings          P1           P1          P1         P2             NP            NP            NP           NP
                           (Superior)   (Superior)  (Superior)   (Strong)    (Not Prime)   (Not Prime)   (Not Prime)  (Not Prime)


A.M. BEST'S RATINGS
--------------------------------------------------------------------------------------------------------------------------
                                         End of Year Rating       Rating Agency Actions               End of Year Rating

                                 December 2000  December 2001 July 2002    September 20O2 October 2002 December 2002
--------------------------------------------------------------------------------------------------------------------------
Financial Strength Ratings

Property and Casualty Companies             A             A             A             A-           B++           B++
                                   (Excellent)   (Excellent)  (Excellent)    (Excellent)   (Very Good)   (Very Good)
                                                                                          under review  under review
                                                                                         with negative with negative
                                                                                          implications  implications

Life Companies                              A             A            A-             B+           C++          C++
                                   (Excellent)   (Excellent)  (Excellent)    (Very Good)    (Marginal)  (Marginal)
                                                                                          under review  under review
                                                                                         with negative with negative
                                                                                          implications  implications

DEBT RATINGS
AFC Senior Debt                      Not Rated            a-         bbb+           bbb-           bb+         bb+
                                                                                          under review  under review
                                                                                         with negative with negative
                                                                                          implications  implications

AFC Capital Securities               Not Rated          bbb+          bbb            bb            bb-           bb-
                                                                                          under review  under review
                                                                                         with negative with negative
                                                                                          implications  implications

AFC Short-term Debt                  Not Rated         AMB-1        AMB-2          AMB-3         AMB-4         AMB-4
                                                                                          under review  under review
                                                                                         with negative with negative
                                                                                          implications  implications

As a result of the rating downgrades in 2002 of the life insurance companies, the Company is no longer able to generate new sales of proprietary products in its AFS segment and experienced increased surrender rates in the life insurance and annuity business in the fourth quarter. In addition, the Company is no longer able to sell its GIC products. These downgrades have also caused counterparties to terminate certain swap agreements, which have been replaced with alternative derivative instruments.

     The decrease in the property and casualty ratings, in particular the A.M. Best rating, could continue to negatively impact earnings and growth in this business, primarily in the Company's commercial lines. In the fourth quarter, the Company secured third party guarantees, which expire in August 2003, in an effort to minimize the loss of commercial lines business as a result of the downgrades. These measures are primarily intended to reduce the risk of cancellation or non-renewal of these commercial policies in the near term. The Company believes that the longer the ratings remain at the current level, the greater the adverse effect of the lower ratings on the operating results of the Risk Management segment. There can be no assurance that these downgrades, or any further downgrades that may occur, will not have a material adverse effect on the results of operations and financial position of the Company.

     Rating downgrades have also adversely affected the cost and availability of any additional debt or equity financing and will continue to do so in the future should ratings remain at current levels or decrease further.

RECENT DEVELOPMENTS

The Company recognized net periodic pension expenses from its employee pension plans of $16.8 million and $0.3 million in 2002 and 2001, respectively. In 2000, the Company recognized a net periodic pension benefit of $12.5 million related to these plans. The expense or benefit related to the pension plans results from several factors, including changes in the market value of plan assets, interest rates and employee compensation levels. The net expense in 2002 and 2001 primarily reflects decreased market values of plan assets as compared to prior years, while the net benefit in 2000 primarily reflects increases in the market value of plan assets. In addition, during 2002, the Company recognized $5.4 million of additional pension expenses associated with the restructuring of the AFS segment. In 2003, management expects an increase of approximately $27 million in net periodic pension expenses due to declines in the market value of plan assets and interest rates in 2002.

OTHER CONSIDERATIONS/
FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results for 2003 and beyond to differ materially from historical results and from those expressed in any forward-looking statements made by, or on behalf of, the Company. When used in Management's Discussion and Analysis, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2 to the Company's Annual Report on Form 10-K for the period ended December 31, 2002. Such factors could also cause future results to differ from historical results.

     Factors that may cause actual results to differ materially from historical results and from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) lower appreciation on or decline in value of the Company's managed investments or the investment markets in general, resulting in reduced variable product assets and related variable product management and brokerage fees, lapses and increased surrenders, increased DAC amortization, as well as increased cost of guaranteed minimum death benefits/decreased account balances supporting our guaranteed benefits products; (ii) adverse catastrophe experience and severe weather; (iii) adverse loss development for events the Company has insured in either the current or in prior years or adverse trends in mortality and morbidity; (iv) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (v) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business and recent and future changes affecting the tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations; (vi) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vii) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (viii) difficulties in recruiting new or retaining existing registered representatives and wholesalers to support the sale of non-proprietary investment and insurance products; (ix) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (x) loss or retirement of key executives; (xi) our success in hiring a new President and Chief Executive Officer (xii) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (xiii) changes in the Company's liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (xiv) restrictions on insurance underwriting; (xv) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's and A.M. Best, or the inability to restore the property and casualty subsidiaries' A.M.Best rating to the "A-" level or higher; (xvi) possible claims relating to sales practices for insurance and investment products; (xvii) failure of a reinsurer of the Company's policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (xviii) earlier than expected withdrawals from the Company's general account annuities, GICs (including funding agreements), and other insurance products;
(xix) changes in the mix of assets comprising the Company's investment portfolio and the fluctuation of the market value of such assets; (xx) losses resulting from the Company's participation in certain reinsurance pools; (xxi) losses due to foreign currency fluctuations; (xxii) defaults of debt securities held by the Company; (xxiii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels, and (xxiv) the effect of the Company's restructuring actions.
     In addition, with respect to the Allmerica Financial Services segment, the Company has provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses, net amount at risk, DAC amortization and Actuarial Guideline 34 reserves for statutory accounting purposes. This information is an estimation only and is based upon matters as in effect on December 31, 2002. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

Item 7A - QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Reference is made to "Market Risk and Risk Management Policies" on pages 44 to 49 of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

[PRICEWATERHOUSECOOPERS LLP LOGO]

To the Board of Directors and Shareholders of Allmerica Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Allmerica Financial Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 and derivative instruments in 2001.

/s/ PRICEWAERHOUSECOOPERS LLP

Boston, Massachusetts
January 30, 2003

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Allmerica Financial Corporation has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles and include amounts based on management's informed estimates and judgments. We believe that these statements present fairly the Company's financial position and results of operations and that the other information contained in the annual report is accurate and consistent with the financial statements.
     Allmerica Financial Corporation's Board of Directors annually appoints independent accountants to perform an audit of its consolidated financial statements. The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, in accordance with generally accepted auditing standards. Their audit included consideration of the Company's system of internal control in order to determine the audit procedures required to express their opinion on the consolidated financial statements.
     Management of Allmerica Financial Corporation has established and maintains a system of internal control that provides reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance. Allmerica Financial Corporation and its subsidiaries maintain a strong internal audit program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management recognizes the inherent limitations in all internal control systems and believes that our system of internal control provides an appropriate balance between the costs and benefits desired. Management believes that the Company's system of internal control provides reasonable assurance that errors or irregularities that would be material to the financial statements are prevented or detected in the normal course of business.
     The Audit Committee of the Board of Directors, composed solely of outside directors, oversees management's discharge of its financial reporting responsibilities. The committee meets periodically with management, our internal auditors and our independent accountants, PricewaterhouseCoopers LLP. Both our internal auditors and PricewaterhouseCoopers LLP have direct access to the Audit Committee.
     Management recognizes its responsibility for fostering a strong ethical climate. This responsibility is reflected in the Company's policies which address, among other things, potential conflicts of interest; compliance with all domestic and foreign laws including those relating to financial disclosure and the confidentiality of proprietary information. Allmerica Financial Corporation maintains a systematic program to assess compliance with these policies.



/s/ J. Kendall Huber
Executive Officer of the Chairman

/s/ Edward J. Parry, III
Executive Officer of the Chairman,
Chief Financial Officer and
Principal Accounting Officer

/s/ Robert P. Restrepo, Jr.
Executive Officer of the Chairman,


CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31                                             2002         2001         2000
----------------------------------------------------------------------------------------------------------
(In millions, except per share data)
REVENUES
    Premiums                                                           $ 2,320.1    $ 2,254.7    $ 2,118.8
    Universal life and investment product policy fees                      409.8        391.6        421.1
    Net investment income                                                  590.2        655.2        645.5
    Net realized investment losses                                        (162.3)      (123.9)      (140.7)
    Other income                                                           158.8        134.2        138.0
----------------------------------------------------------------------------------------------------------
         Total revenues                                                  3,316.6      3,311.8      3,182.7
----------------------------------------------------------------------------------------------------------

BENEFITS, LOSSES AND EXPENSES
    Policy benefits, claims, losses and loss adjustment expenses         2,202.0      2,167.2      1,981.8
    Policy acquisition expenses                                          1,080.4        479.2        456.6
    Gain from retirement of trust instruments supported by
     funding obligations                                                  (102.6)          --           --
    Loss from sale of universal life business                               31.3           --           --
    Restructuring costs                                                     14.8          2.7         20.7
    (Gains) losses on derivative instruments                               (40.3)        35.2           --
    Loss from selected property and casualty exited agencies,
     policies, groups, and programs                                           --         68.3           --
    Voluntary pool losses                                                     --         33.0           --
    Other operating expenses                                               652.2        585.6        505.0
----------------------------------------------------------------------------------------------------------
         Total benefits, losses and expenses                             3,837.8      3,371.2      2,964.1
----------------------------------------------------------------------------------------------------------
(Loss) income before federal income taxes                                 (521.2)       (59.4)       218.6
----------------------------------------------------------------------------------------------------------
Federal income tax (benefit) expense:
    Current                                                                 (6.8)       (12.4)         1.2
    Deferred                                                              (228.0)       (63.1)         1.5
----------------------------------------------------------------------------------------------------------
         Total federal income tax (benefit) expense                       (234.8)       (75.5)         2.7
----------------------------------------------------------------------------------------------------------
(Loss) income before minority interest                                    (286.4)        16.1        215.9
Minority interest:
    Distributions on mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated
     debentures of the Company                                             (16.0)       (16.0)       (16.0)
----------------------------------------------------------------------------------------------------------
(Loss) income before cumulative effect of change in
  accounting principle                                                    (302.4)         0.1        199.9
Cumulative effect of change in accounting principle                         (3.7)        (3.2)          --
----------------------------------------------------------------------------------------------------------
Net (loss) income                                                      $  (306.1)   $    (3.1)   $   199.9
==========================================================================================================

EARNINGS PER COMMON SHARE:
BASIC:
    (Loss) income before cumulative effect of change in accounting
      principle                                                        $   (5.72)   $      --    $    3.75
    Cumulative effect of change in accounting principle                    (0.07)       (0.06)          --
----------------------------------------------------------------------------------------------------------
    Net (loss) income per share                                        $   (5.79)   $   (0.06)   $    3.75
    Weighted average shares outstanding                                     52.9         52.7         53.3
==========================================================================================================

DILUTED:
    (Loss) income before cumulative effect of change in accounting
      principle                                                        $   (5.72)   $      --    $    3.70
    Cumulative effect of change in accounting principle                    (0.07)       (0.06)          --
----------------------------------------------------------------------------------------------------------
    Net (loss) income per share                                        $   (5.79)   $   (0.06)   $    3.70
    Weighted average shares outstanding                                     52.9         53.1         54.0
==========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31                                                                    2002            2001
---------------------------------------------------------------------------------------------------
(In millions, except per share data)
ASSETS
    Investments:
       Fixed maturities-at fair value (amortized cost of $7,715.9
        and $9,294.0)                                                  $    8,003.1    $    9,401.7
       Equity securities-at fair value (cost of $49.1 and $61.2)               52.8            62.1
       Mortgage loans                                                         259.8           321.6
       Policy loans                                                           361.4           379.6
       Other long-term investments                                            129.7           161.2
---------------------------------------------------------------------------------------------------
         Total investments                                                  8,806.8        10,326.2
---------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                 389.8           350.2
    Accrued investment income                                                 138.3           152.3
    Premiums, accounts and notes receivable, net                              564.7           628.4
    Reinsurance receivable on paid and unpaid losses, benefits and
     unearned premiums                                                      2,075.8         1,426.8
    Deferred policy acquisition costs                                       1,242.2         1,784.2
    Deferred federal income taxes                                             413.2           168.1
    Goodwill                                                                  131.2           139.2
    Other assets                                                              473.5           522.3
    Separate account assets                                                12,343.4        14,838.4
---------------------------------------------------------------------------------------------------
         Total assets                                                  $   26,578.9    $   30,336.1
===================================================================================================

LIABILITIES
    Policy liabilities and accruals:
       Future policy benefits                                          $    3,900.1    $    4,099.6
       Outstanding claims, losses and loss adjustment expenses              3,066.5         3,029.8
       Unearned premiums                                                    1,047.0         1,052.5
       Contractholder deposit funds and other policy liabilities              772.8         1,693.5
===================================================================================================
         Total policy liabilities and accruals                              8,786.4         9,875.4
---------------------------------------------------------------------------------------------------
    Expenses and taxes payable                                              1,115.5           934.1
    Reinsurance premiums payable                                              559.1           125.3
    Trust instruments supported by funding obligations                      1,202.8         1,589.0
    Short-term debt                                                              --            83.3
    Long-term debt                                                            199.5           199.5
    Separate account liabilities                                           12,343.4        14,838.4
---------------------------------------------------------------------------------------------------
         Total liabilities                                                 24,206.7        27,645.0
---------------------------------------------------------------------------------------------------
    Minority Interest:
       Mandatorily redeemable preferred securities of a
        subsidiary trust holding solely junior subordinated
        debentures of the Company                                             300.0           300.0
---------------------------------------------------------------------------------------------------
    Commitments and contingencies (Notes 17 and 21)

SHAREHOLDERS' EQUITY
    Preferred stock, $0.01 par value, 20.0 million shares
     authorized, none issued                                                     --              --
    Common stock, $0.01 par value, 300.0 million shares
     authorized, 60.4 million shares issued                                     0.6             0.6
    Additional paid-in capital                                              1,768.4         1,758.4
    Accumulated other comprehensive loss                                      (37.4)          (13.7)
    Retained earnings                                                         746.2         1,052.3
    Treasury stock at cost (7.5 million shares)                              (405.6)         (406.5)
---------------------------------------------------------------------------------------------------
    Total shareholders' equity                                              2,072.2         2,391.1
---------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                         $   26,578.9    $   30,336.1
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31                                                2002            2001            2000
-------------------------------------------------------------------------------------------------------------------
(In millions)
PREFERRED STOCK                                                        $         --    $         --    $         --
-------------------------------------------------------------------------------------------------------------------

COMMON STOCK
    Balance at beginning and end of year                                        0.6             0.6             0.6
-------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of year                                            1,758.4         1,765.3         1,770.5
    Unearned compensation related to restricted stock and other                10.0            (6.9)           (5.2)
-------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                  1,768.4         1,758.4         1,765.3
-------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
    NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
    AND DERIVATIVE INSTRUMENTS:
    Balance at beginning of year                                               28.4            (5.2)          (75.3)
    Appreciation during the period:
       Net appreciation on available-for-sale securities
        and derivative instruments                                             84.6            51.7           107.9
       Provision for deferred federal income taxes                            (29.6)          (18.1)          (37.8)
-------------------------------------------------------------------------------------------------------------------
                                                                               55.0            33.6            70.1
-------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                     83.4            28.4            (5.2)
-------------------------------------------------------------------------------------------------------------------
    MINIMUM PENSION LIABILITY:
    Balance at beginning of year                                              (42.1)             --              --
    Increase during the period:
       Increase in minimum pension liability                                 (121.1)          (64.8)             --
       Benefit for deferred federal income taxes                               42.4            22.7              --
-------------------------------------------------------------------------------------------------------------------
                                                                              (78.7)          (42.1)             --
-------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                   (120.8)          (42.1)             --
-------------------------------------------------------------------------------------------------------------------
    Total accumulated other comprehensive loss                                (37.4)          (13.7)           (5.2)
-------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of year                                            1,052.3         1,068.7           882.2
    Net (loss) income                                                        (306.1)           (3.1)          199.9
    Dividends to shareholders                                                    --           (13.3)          (13.4)
-------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                    746.2         1,052.3         1,068.7
-------------------------------------------------------------------------------------------------------------------

TREASURY STOCK
    Balance at beginning of year                                             (406.5)         (420.3)         (337.8)
    Shares purchased at cost                                                     --              --          (105.0)
    Shares reissued at cost                                                     0.9            13.8            22.5
-------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                   (405.6)         (406.5)         (420.3)
-------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                         $    2,072.2    $    2,391.1    $    2,409.1
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31                                                2002            2001         2000
----------------------------------------------------------------------------------------------------------------
(In millions)
Net (loss) income                                                      $     (306.1)   $       (3.1)   $   199.9
----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income:
   Available-for-sale securities:
      Net appreciation during the period                                      143.1            50.3        107.9
      Provision for deferred federal income taxes                             (50.1)          (17.6)       (37.8)
----------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                                            93.0            32.7         70.1
----------------------------------------------------------------------------------------------------------------
Derivative instruments:
   Net (depreciation) appreciation during the period                          (58.5)            1.4           --
   Benefit (provision) for deferred federal income taxes                       20.5            (0.5)          --
----------------------------------------------------------------------------------------------------------------
Total derivative instruments                                                  (38.0)            0.9           --
----------------------------------------------------------------------------------------------------------------
                                                                               55.0            33.6         70.1
----------------------------------------------------------------------------------------------------------------
Minimum pension liability:
   Increase in minimum pension liability                                     (121.1)          (64.8)          --
   Benefit for deferred federal income taxes                                   42.4            22.7           --
----------------------------------------------------------------------------------------------------------------
                                                                              (78.7)          (42.1)          --
----------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                             (23.7)           (8.5)        70.1
----------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income                                            $     (329.8)   $      (11.6)   $   270.0
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31                                                2002            2001            2000
-------------------------------------------------------------------------------------------------------------------
(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                  $     (306.1)   $       (3.1)   $      199.9
    Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
        Net realized investment losses                                        162.3           123.9           140.7
        (Gains) losses on derivative instruments                              (40.3)           35.2              --
        Impairment of capitalized technology                                   29.8              --              --
        Net amortization and depreciation                                      20.6            23.0            22.8
        Interest credited to contractholder deposit funds and trust
         instruments supported by funding obligations                          84.4           126.7           144.7
        Gain from retirement of trust instruments supported by
         funding obligations                                                 (102.6)             --              --
        Loss from disposal of universal life insurance business                31.3              --              --
        Deferred federal income taxes                                        (228.1)          (63.1)            1.5
        Change in deferred acquisition costs                                  370.4          (183.7)         (227.6)
        Change in premiums and notes receivable, net of reinsurance
         premiums payable                                                       5.6            20.5            26.3
        Change in accrued investment income                                    14.0             3.1            (6.7)
        Change in policy liabilities and accruals, net                       (196.5)          688.1           172.4
        Change in reinsurance receivable                                       (0.4)           (3.0)         (143.1)
        Change in expenses and taxes payable                                  215.5          (141.1)          (21.6)
        Other, net                                                            (16.1)           31.9             8.7
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                              43.8           658.4           318.0
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposals and maturities of available-for-sale
     fixed maturities                                                       4,881.5         3,420.1         3,024.8
    Proceeds from disposals of equity securities                               15.4            42.7            15.1
    Proceeds from disposals of other investments                               79.0            48.3            48.5
    Proceeds from mortgages sold, matured or collected                         62.9           307.1           116.2
    Proceeds from collections of installment finance and notes receivables    271.5           212.1           164.9
    Purchase of available-for-sale fixed maturities                        (3,421.0)       (4,698.4)       (3,844.3)
    Purchase of equity securities                                              (2.1)          (12.9)          (19.8)
    Purchase of other investments                                             (31.3)          (28.8)         (147.2)
    Capital expenditures                                                      (13.1)          (32.1)          (13.7)
    Payments related to terminated swap agreements                            (72.0)          (27.4)           (3.8)
    Disbursements to fund installment finance and notes receivables          (304.9)         (239.9)         (175.4)
    Purchase of company owned life insurance                                     --              --           (64.9)
    Other investing activities, net                                             2.7             2.0             0.1
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                 1,468.6        (1,007.2)         (899.5)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits to contractholder deposit funds                                  100.0           101.3           848.0
    Withdrawals from contractholder deposit funds                          (1,023.7)         (621.0)         (936.7)
    Deposits to trust instruments supported by funding obligations            112.0         1,109.5           568.5
    Withdrawals from trust instruments supported by funding obligations      (578.9)         (190.6)             --
    Change in short-term debt                                                 (83.3)           26.7            11.6
    Net proceeds from issuance of common stock                                   --              --             0.6
    Dividends paid to shareholders                                               --           (13.3)          (13.4)
    Treasury stock purchased at cost                                             --              --          (104.1)
    Treasury stock reissued at cost                                             1.1             5.3            23.3
-------------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by financing activities                (1,472.8)          417.9           397.8
-------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                        39.6            69.1          (183.7)
Cash and cash equivalents, beginning of year                                  350.2           281.1           464.8
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                 $      389.8    $      350.2    $      281.1
===================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
    Interest payments                                                  $       16.4    $       19.5    $       21.6
    Income tax net refunds                                             $      (55.5)   $      (14.1)   $       (8.8)

The accompanying notes are an integral part of these consolidated financial statements.

ONE

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Allmerica Financial Corporation ("AFC" or the "Company") include the accounts of Allmerica Financial Life Insurance and Annuity Company ("AFLIAC"); First Allmerica Financial Life Insurance Company ("FAFLIC"); The Hanover Insurance Company ("Hanover"); Citizens Insurance Company of America ("Citizens"), and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 16. All significant intercompany accounts and transactions have been eliminated.
     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B. CLOSED BLOCK

FAFLIC established and began operating a closed block (the "Closed Block") for the benefit of the participating policies included therein, consisting of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies which were in force as of FAFLIC's demutualization on October 16, 1995; such policies constitute the "Closed Block Business". The purpose of the Closed Block is to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts. Unless the Commonwealth of Massachusetts Insurance Commissioner consents to an earlier termination, the Closed Block will continue to be in effect until the date none of the Closed Block policies are in force. FAFLIC allocated to the Closed Block assets in an amount that is expected to produce cash flows which, together with future revenues from the Closed Block Business, are reasonably sufficient to support the Closed Block Business, including provision for payment of policy benefits, certain future expenses and taxes and for continuation of policyholder dividend scales payable in 1994 so long as the experience underlying such dividend scales continues. The Company expects that the factors underlying such experience will fluctuate in the future and policyholder dividend scales for Closed Block Business will be set accordingly.
     Although the assets and cash flow generated by the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block, the excess of Closed Block liabilities over Closed Block assets as measured on a GAAP basis represent the expected future post-tax income from the Closed Block which may be recognized in income over the period the policies and contracts in the Closed Block remain in force.
     If the actual income from the Closed Block in any given period equals or exceeds the expected income for such period as determined at the inception of the Closed Block, the expected income would be recognized in income for that period. Further, cumulative actual Closed Block income in excess of the expected income would not inure to the shareholders and would be recorded as an additional liability for policyholder dividend obligations. This accrual for future dividends effectively limits the actual Closed Block income recognized in income to the Closed Block income expected to emerge from operation of the Closed Block as determined at inception.
     If, over the period the policies and contracts in the Closed Block remain in force, the actual income from the Closed Block is less than the expected income from the Closed Block, only such actual income (which could reflect a loss) would be recognized in income. If the actual income from the Closed Block in any given period is less than the expected income for that period and changes in dividend scales are inadequate to offset the negative performance in relation to the expected performance, the income inuring to shareholders of the Company will be reduced. If a policyholder dividend liability had been previously established in the Closed Block because the actual income to the relevant date had exceeded the expected income to such date, such liability would be reduced by this reduction in income (but not below zero) in any periods in which the actual income for that period is less than the expected income for such period.

C. VALUATION OF INVESTMENTS

In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("Statement No. 115"), the Company is required to classify its investments into one of three categories: held-to-maturity, available-for-sale or trading. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.
     Fixed maturities and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income.
     Mortgage loans on real estate are stated at unpaid principal balances, net of unamortized discounts and reserves. Reserves on mortgage loans are based on losses expected by the Company to be realized on transfers of mortgage loans to real estate (upon foreclosure), on the disposition or settle-ment of mortgage loans and on mortgage loans which the Company believes may not be collectible in full. In establishing reserves, the Company considers, among other things, the estimated fair value of the underlying collateral.
     Fixed maturities and mortgage loans that are delinquent are placed on non-accrual status, and thereafter interest income is recognized only when cash payments are received.
     Policy loans are carried principally at unpaid principal balances.
     Realized investment gains and losses, other than those related to separate accounts for which the Company does not bear the investment risk, are reported as a component of revenues based upon specific identification of the investment assets sold. When an other-than-temporary decline in value of a specific investment is deemed to have occurred, the Company reduces the cost basis of the investment to fair value. This reduction is permanent and is recognized as a realized investment loss. Changes in the reserves for mortgage loans are included in realized investment gains or losses.

D. FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into transactions involving various types of financial instruments, including debt, investments such as fixed maturities, mortgage loans and equity securities, investment and loan commitments, swap contracts, option contracts and futures contracts. These instruments involve credit risk and are also subject to risk of loss due to interest rate and foreign currency fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

E. DERIVATIVES AND HEDGING ACTIVITIES

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (3) a foreign-currency fair value or cash flow hedge ("foreign currency" hedge); or (4) "held for trading". Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (i.e., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign currency hedges are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. Lastly, changes in the fair value of derivative trading instruments are reported in current period earnings.
     The Company may hold financial instruments that contain "embedded" derivative instruments. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument, or host contract, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair value, cash flow, or foreign currency hedge, or as a trading derivative instrument.
     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.
     The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, including forecasted transactions; (2) the derivative expires or is sold, terminated, or exercised;
(3) the derivative is no longer designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.
     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the derivative used in a cash flow hedge expires or is sold, terminated, or exercised, the gain or loss on the derivative will continue to be deferred in accumulated other comprehensive income and reclassified to earnings when the hedged forecasted transaction affects earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

F. CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

G. DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of revenues. Property and casualty insurance business acquisition costs are deferred and amortized over the terms of the insurance policies. Acquisition costs related to variable annuities and contractholder deposit funds that were deferred in 2002 and prior, are amortized in proportion to total estimated gross profits from investment yields, mortality, surrender charges and expense margins over the expected life of the contracts. This amortization is reviewed periodically and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments. Acquisition costs related to fixed annuities and other life insurance products which were deferred in 2002 and prior are amortized, generally in proportion to the ratio of annual revenue to the estimated total revenues over the contract periods based upon the same assumptions used in estimating the liability for future policy benefits.
     Deferred acquisition costs for each life product and property and casualty line of business are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of deferred policy acquisition costs is not assured, the Company believes it is more likely than not that all of these costs will be recovered. The amount of deferred policy acquisition costs considered recoverable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of deferred policy acquisition costs could be revised in the near term if any of the estimates discussed above are revised.

H. REINSURANCE RECEIVABLES

The Company shares certain insurance risks it has underwritten through the use of reinsurance contracts with various insurance entities. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", have been met. As a result, when the Company experiences loss or claims events, or unfavorable mortality or morbidity experience that are subject to a reinsurance contract, reinsurance recoveries are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract, the size of the individual loss or claim, or the aggregate amount of all losses or claims in a particular line, book of business or an aggregate amount associated with a particular accident year. The valuation of losses or claims recoverable depends on whether the underlying loss or claim is a reported loss or claim, an incurred but not reported loss or a future policy benefit. For reported losses and claims, the Company values reinsurance recoverables at the time the underlying loss or claim is recognized, in accordance with contract terms. For incurred but not reported losses and future policy benefits, the Company estimates the amount of reinsurance recoverable based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve and future policy benefit estimates. The reinsurance recoverables are based on what the Company believes are reasonable estimates and the balance is disclosed separately in the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses and claims are settled.

I. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

Property, equipment, leasehold improvements and capitalized software are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets which generally range from 3 to 30 years. The estimated useful life for capitalized software is generally 5 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements.
     The Company tests for the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of long-lived assets exceed the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. When an impairment loss has been deemed to have occurred, the Company reduces the carrying value of the asset to fair value. Fair values are estimated using discounted cash flow analysis.

J. GOODWILL

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), the Company ceased amortizing its goodwill beginning in 2002 and carries it at the January 1, 2002 amortized cost balance, net of impairments. The Company tests for the recoverability of goodwill annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that is recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit.

K. SEPARATE ACCOUNTS

Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable annuity and variable life insurance contractholders and certain pension funds. Assets consist principally of mutual funds, bonds, common stocks, and short-term obligations at market value. The investment income and gains and losses of these accounts generally accrue to the contractholders and, therefore, are not included in the Company's net income. Appreciation and depreciation of the Company's interest in the separate accounts, including undistributed net investment income, is reflected in shareholders' equity or net investment income.

L. POLICY LIABILITIES AND ACCRUALS

Future policy benefits are liabilities for life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance products are computed using the net level premium method for individual life and annuity policies, and are based upon estimates as to future investment yield, mortality and withdrawals that include provisions for adverse deviation. Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2 1/2% to 6.0% for life insurance and 2% to 9 1/2% for annuities. Mortality, morbidity and withdrawal assumptions for all policies are based on the Company's own experience and industry standards. Liabilities for universal life, variable universal life and variable annuities include deposits received from customers and investment earnings on their fund balances, less administrative charges. Universal life fund balances are also assessed mortality and surrender charges. Liabilities for variable annuities include a reserve for guaranteed minimum fund values in excess of contract values.
     Liabilities for outstanding claims, losses and loss adjustment expenses ("LAE") are estimates of payments to be made on property and casualty and health insurance contracts for reported losses and LAE and estimates of losses and LAE incurred but not reported. These liabilities are determined using case basis evaluations and statistical analyses and represent estimates of the ultimate cost of all losses incurred but not paid. These estimates are continually reviewed and adjusted as necessary; such adjustments are reflected in current operations. Estimated amounts of salvage and subrogation on unpaid property and casualty losses are deducted from the liability for unpaid claims.
     Premiums for property and casualty insurance are reported as earned on a pro-rata basis over the contract period. The unexpired portion of these premiums is recorded as unearned premiums.
     Contractholder deposit funds and other policy liabilities include investment-related products such as guaranteed investment contracts, deposit administration funds and immediate participation guarantee funds and consist of deposits received from customers and investment earnings on their fund balances.
     Trust instruments supported by funding obligations consist of deposits received from customers, investment earnings on their fund balance and the effect of changes in foreign currencies related to these deposits.
     All policy liabilities and accruals are based on the various estimates discussed above. Although the adequacy of these amounts cannot be assured, the Company believes that it is more likely than not that policy liabilities and accruals will be sufficient to meet future obligations of policies in force. The amount of liabilities and accruals, however, could be revised in the near term if the estimates discussed above are revised.

M. MANDATORILY REDEEMABLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

Mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company reflects the issuance, through a subsidiary business trust, of $300.0 million of Series B Capital Securities, which are registered under the Securities Act of 1933, and related Junior Subordinated Deferrable Interest Debentures due 2027. These capital securities pay cumulative dividends at a rate of 8.207% semiannually. Through certain guarantees, these subordinated debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the subsidiary business trust under these capital securities.

N. PREMIUM AND FEE REVENUE AND RELATED EXPENSES

Premiums for individual life insurance and individual and group annuity products, excluding universal life and investment-related products, are considered revenue when due. Property and casualty insurance premiums are recognized as revenue over the related contract periods. Benefits, losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through the provision for future benefits, estimated and unpaid losses and amortization of deferred policy acquisition costs. Revenues for investment-related products consist of net investment income and contract charges assessed against the fund values. Related benefit expenses include annuity benefit claims for guaranteed minimum fund values in excess of contract values, and net investment income credited to the fund values after deduction for investment and risk charges. Revenues for universal life products consist of net investment income, with mortality, administration and surrender charges assessed against the fund values. Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to universal life fund values. Certain policy charges that represent compensation for services to be provided in future periods are deferred and amortized over the period benefited using the same assumptions used to amortize deferred acquisition costs.

O. FEDERAL INCOME TAXES

AFC and its domestic subsidiaries (including certain non-insurance operations) file a consolidated United States federal income tax return. Entities included within the consolidated group are segregated into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income.
     Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). These differences result primarily from policy acquisition expenses, loss and LAE reserves, policy reserves, tax credit carryforwards, net operating loss carryforwards, employee benefit plans and unrealized appreciation or depreciation on investments.

P. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides guidance regarding the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, specifically as it relates to the identification of entities for which control is achieved through a means other than voting rights ("variable interest entities") and the determination of which party is responsible for consolidating the variable interest entities (the "primary beneficiary"). In addition to mandating that the primary beneficiary consolidate the variable interest entity, FIN 46 also requires disclosures by companies that hold a significant variable interest, even if they are not the primary beneficiary. Certain financial statement disclosures are applicable immediately for those entities for which it is reasonably possible that the enterprise will consolidate any variable interest entities. This interpretation also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For those variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provisions of this interpretation shall be applied no later than the first reporting period after June 15, 2003. The Company is currently assessing the effect that adoption of FIN 46 will have on it's financial position and results of operations.
     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("Statement No. 148"). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require more prominent disclosures, in both annual and interim financial statements, regarding the proforma effects of using the fair value method of accounting for stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002. As of December 31, 2002, the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 for stock-based employee compensation.
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 provides guidance regarding financial statement disclosure requirements for guarantors related to obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by the guarantor, at the inception of a guarantee, for these obligations under guarantees. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and measurement provisions of this interpretation are required to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of reporting periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement No. 146"). This statement requires that a liability for costs associated with an exit or disposal activity is recognized and measured initially at its fair value in the period the liability is incurred. This statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Additionally, the statement requires financial statement disclosures about the description of the exit or disposal activity, including for each major type of cost, the total amount expected to be incurred and a reconciliation of the beginning and ending liability balances. The provisions of this statement are effective for all exit and disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 is not expected to have a material effect on the Company's financial statements.
     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). This statement addresses significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"), by developing a single accounting model, based on the framework established in Statement No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. In addition, Statement No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The adoption of Statement No. 144 did not have a material effect on the Company's financial statements.
     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, which requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized over their useful lives, but instead be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the statement provides specific guidance for testing the impairment of intangible assets. Additional financial statement disclosures about goodwill and other intangible assets, including changes in the carrying amount of goodwill, carrying amounts by classification of amortized and non-amortized assets, and estimated amortization expenses for the next five years, are also required. This statement became effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets held at the date of adoption. The Company adopted Statement No. 142 on January 1, 2002. In accordance with the transition provisions of this statement, the Company recorded a $3.7 million charge, net-of-taxes, in earnings, to recognize the impairment of goodwill related to two of its non-insurance subsidiaries. The Company utilized a discounted cash flow model to value these subsidiaries.
     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement No. 141"), which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It further specifies the criteria that intangible assets must meet in order to be recognized and reported apart from goodwill. The implementation of Statement No. 141 is not expected to have a material effect on the Company's financial statements.
     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of an employee, the criteria for determining a noncompensatory plan, the accounting for changes to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination, and other stock compensation related issues. FIN 44 became effective July 1, 2000 with respect to new awards, modifications to outstanding awards, and changes in grantee status that occur on or after that date. In addition, FIN 44 covers certain events occurring between December 16, 1998 and the July effective date, as well as certain other events occurring between January 13, 2000 and the July effective date. To the extent that applicable events occurred in those periods, the effects of applying FIN 44 are recognized on a prospective basis beginning July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.
     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which establishes accounting and reporting standards for derivative instruments. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instruments will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. To the extent any hedges are determined to be ineffective, all or a portion of the change in value of the derivative will be recognized currently in earnings. This statement was effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 on January 1, 2001. In accordance with the transition provisions of the statement, the Company recorded a $3.2 million charge, net of taxes, in earnings to recognize all derivative instruments at their fair values. This adjustment represents net losses that were previously deferred in other comprehensive income on derivative instruments that do not qualify for hedge accounting. The Company recorded an offsetting gain in other comprehensive income of $3.3 million, net of taxes, to recognize these derivative instruments.

Q. EARNINGS PER SHARE

Earnings per share ("EPS") for the years ended December 31, 2002, 2001, and 2000 are based on a weighted average of the number of shares outstanding during each year. The Company's EPS is based on net income for both basic and diluted earnings per share. The weighted average shares outstanding which were utilized in the calculation of basic earnings per share differ from the weighted average shares outstanding used in the calculation of diluted earnings per share due to the effect of dilutive employee stock options and nonvested stock grants. If the effect of such stock options and grants are antidilutive, the weighted average shares outstanding utilized in the calculation of diluted earnings per share equal those utilized in the calculation of basic earnings per share.
     Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

R. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

TWO

DISCONTINUED OPERATIONS

During 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters ("AGU") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $7.4 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.
     In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of approximately $27 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $69.6 million at December 31, 2002 related to this business.
     As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At December 31, 2002 and 2001, the discontinued segment had assets of approximately $290.4 million and $397.6 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $347.5 million and $369.3 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $23.3 million, $34.4 million and $207.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

THREE

SIGNIFICANT TRANSACTIONS

Effective December 31, 2002, the Company effectively sold, through a 100% coinsurance agreement, substantially all of its fixed universal life insurance business. Under the agreement, the Company ceded approximately $660 million of universal life insurance reserves in exchange for the transfer of approximately $550 million of investment assets with an amortized cost of approximately $525 million, subject to certain post-closing adjustments. At December 31, 2002, the Company recorded a pre-tax loss from this transaction of $31.3 million. This loss consisted primarily of the aforementioned ceded reserves, asset transfers, a permanent impairment of the universal life deferred acquisition cost ("DAC") asset of $155.9 million and administrative expenses of approximately $10 million. This loss is reflected as a separate line item in the Consolidated Statements of Income. During 2003, approximately $550 million of investment assets will be used for the settlement of the net payable associated with this transaction.
     In the fourth quarter of 2002, the Company retired $548.9 million of its long-term funding agreement obligations at discounts. This resulted in a pre-tax gain of $102.6 million, which is reported as gain from retirement of trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net foreign currency transaction loss on the retired foreign-denominated funding agreements, which was partially offset by foreign exchange gains on derivative instruments used to hedge the retired funding agreements, of $12.2 million was recorded as other income in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $14.1 million was recorded as net realized investment losses in the Consolidated Statements of Income.
     In the fourth quarter of 2002, the Company recognized a pre-tax charge of $15.0 million related to the restructuring of its AFS segment (see Note 16 for a description of the Company's operating segments). Approximately $11.7 million of this charge relates to severance and other employee and agent related costs resulting from the elimination of approximately 475 positions, of which 366 employees have been terminated as of December 31, 2002 and 63 vacant positions have been eliminated. All levels of employees, from staff to senior management, were affected by the restructuring. Additionally the Company terminated all life insurance and annuity agent contracts effective December 31, 2002. In addition, approximately $3.3 million of this charge relates to other restructuring costs, consisting of lease and contract cancellations and the present value of idle leased space. As of December 31, 2002, the Company has made payments of approximately $4.7 million related to this restructuring plan, of which approximately $4.3 million relates to severance and other employee related costs.
     During the fourth quarter of 2001, the Company completed an extensive review of its agency relationships which resulted in the termination of 377 agencies and the withdrawal of commercial lines' underwriting authority in an additional 314 agencies. These actions affected approximately 27% of the approximately 2,500 active agencies representing the Company in 2001. These agencies have consistently produced unsatisfactory loss ratios. In addition, the Company terminated virtually all of its specialty commercial programs and discontinued a number of special marketing arrangements. As a result of these actions, the Company has recorded a total charge of $68.3 million which has been presented as a separate line item in the Consolidated Statements of Income. The total charge consists of a $52.9 million increase in reserves, a $7.2 million estimated future premium deficiency, $4.8 million of cost associated with ceding certain losses, and a $3.4 million impairment to the deferred acquisition cost asset. In connection with these actions, the Company performed an actuarial review of outstanding reserves with segregated loss history on the exited business. Based on this review, an increase to reserves of $52.9 million was recorded in the fourth quarter of 2001. The Company is contractually or under statutory regulations obligated to renew policies with certain agents that will be in runoff in 2002 and 2003. The estimated future premium deficiency on these policies is $7.2 million and this loss was recorded during 2001. Under the aggregate excess of loss reinsurance treaty, the Company ceded $5.9 million of additional losses included in the aforementioned $52.9 million reserve increase, the cost of ceding these losses into the treaty of $4.8 million was recorded in the fourth quarter of 2001. In addition, as a result of projected future losses on the exited business, the Company recorded an impairment to the DAC asset of $3.4 million. This resulted in an increase in policy acquisition expenses and a decrease in the Company's DAC asset balance as of December 31, 2001. Actual future losses from the exited business may vary from the Company's estimate.
     In the fourth quarter of 2001, the Company recognized a pre-tax charge of $2.7 million related to severance and other employee related costs resulting from the reorganization of its technology support group. Approximately 82 posi-tions have been eliminated as a result of this restructuring plan, of which all 82 employees have been terminated as of December 31, 2002. In 2002, the Company recognized a pre-tax benefit of $0.1 million related to this restructuring. The Company made payments of $2.1 million and $0.5 million in 2002 and 2001, respectively, related to this restructuring plan. This plan has been implemented.
     During 2000, the Company adopted a formal company-wide restructuring plan. This plan was the result of a corporate initiative that began in the fall of 1999, intended to reduce expenses and enhance revenues. This plan consisted of various initiatives including a series of internal reorganizations, consolidations in home office operations, consolidations in field offices, changes in distribution channels and product changes. As a result of the Company's restructuring plan, it recognized a pre-tax charge of $21.4 million during 2000. Approximately $5.7 million of this charge relates to severance and other employee related costs resulting from the elimination of approximately 360 positions, of which 240 employees have been terminated as of December 31, 2001 and 120 vacant positions have been eliminated. All levels of employees, from staff to senior management, were affected by the restructuring. In addition, approximately $15.7 million of this charge relates to other restructuring costs, consisting of one-time project costs, lease cancellations and the present value of idle leased space. In 2002, the Company recognized a pre-tax benefit of $0.1 million related to this restructuring. As of December 31, 2002, the Company has made payments of approximately $21.3 million related to this restructuring plan, of which approximately $5.7 million relates to severance and other employee related costs. This plan has been implemented.
     As of December 31, 2002, the Company has repurchased $436.3 million, or approximately 8 million shares, of its common stock under programs authorized by the Board of Directors (the "Board"). As of December 31, 2002, the Board had authorized total stock repurchases of $500.0 million, leaving $63.7 million available to the Company for future repurchases. There were no share repurchases in 2002 and 2001. The Company repurchased 1.9 million shares at a cost of $103.4 million in 2000.

FOUR

INVESTMENTS

A. FIXED MATURITIES AND EQUITY SECURITIES

The Company accounts for its investments in fixed maturities and equity securities, all of which are classified as available-for-sale, in accordance with the provisions of Statement No. 115.
     The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

DECEMBER 31                                       2002
-----------------------------------------------------------------------------
(In millions)

                                              Gross        Gross
                             Amortized   Unrealized   Unrealized         Fair
                            Cost /(1)/        Gains       Losses        Value
-----------------------------------------------------------------------------
U.S. Treasury securities
 and U.S. government
 and agency securities      $    570.5   $     22.8   $      0.8   $    592.5
States and political
 subdivisions                  1,448.3         53.7          2.3      1,499.7
Foreign governments               14.1          0.8          0.1         14.8
Corporate fixed
 maturities                    4,424.5        251.1        102.9      4,572.7
Mortgage-backed
 securities                    1,258.5         65.1          0.2      1,323.4
-----------------------------------------------------------------------------
Total fixed maturities      $  7,715.9   $    393.5   $    106.3   $  8,003.1
=============================================================================
 Equity securities          $     49.1   $      4.1   $      0.4   $     52.8
=============================================================================

DECEMBER 31                                       2001
-----------------------------------------------------------------------------
(In millions)

                                              Gross        Gross
                             Amortized   Unrealized   Unrealized         Fair
                            Cost /(1)/        Gains       Losses        Value
-----------------------------------------------------------------------------
U.S. Treasury securities
 and U.S. government
 and agency securities      $    280.5   $      4.9   $      3.1   $    282.3
States and political
 subdivisions                  1,830.5         16.4         17.1      1,829.8
Foreign governments               34.3          2.4          0.2         36.5
Corporate fixed
 maturities                    6,145.0        195.4        119.2      6,221.2
Mortgage-backed
 securities                    1,003.7         32.0          3.8      1,031.9
-----------------------------------------------------------------------------
Total fixed maturities      $  9,294.0   $    251.1   $    143.4   $  9,401.7
=============================================================================
Equity securities           $     61.2   $     10.0   $      9.1   $     62.1
=============================================================================

/(1)/ Amortized cost for fixed maturities and cost for equity securities.

In connection with AFLIAC's voluntary withdrawal of its license in New York, AFLIAC agreed with the New York Department of Insurance in 1994 to maintain, through a custodial account in New York, a security deposit, the market value of which will equal 102% of all outstanding liabilities of AFLIAC for New York policyholders, claimants and creditors. At December 31, 2002, the amortized cost and market value of these assets on deposit in New York were $180.1 million and $189.9 million, respectively. At December 31, 2001, the amortized cost and market value of these assets on deposit were $180.0 million and $182.9 million, respectively. In addition, fixed maturities, excluding those securities on deposit in New York, with an amortized cost of $137.4 million and $140.5 million were on deposit with various state and governmental authorities at December 31, 2002 and 2001, respectively. Market values related to these securities were $148.1 million and $145.2 million at December 31, 2002 and 2001, respectively.
     At December 31, 2002, there were contractual investment commitments of $12.3 million.
     The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

DECEMBER 31                                          2002
------------------------------------------------------------------
(In millions)

                                            Amortized         Fair
                                                 Cost        Value
------------------------------------------------------------------
Due in one year or less                    $    299.6   $    298.7
Due after one year through five years         2,497.6      2,580.4
Due after five years through ten years        2,235.1      2,332.6
Due after ten years                           2,683.6      2,791.4
------------------------------------------------------------------
Total                                      $  7,715.9   $  8,003.1
==================================================================

B. MORTGAGE LOANS AND REAL ESTATE

The Company's mortgage loans are diversified by property type and location. Mortgage loans are collateralized by the related properties and generally do not exceed 75% of the property's value at the time of origination. No mortgage loans were originated during 2002 and 2001. The carrying values of mortgage loans, net of applicable reserves, were $259.8 million and $321.6 million at December 31, 2002 and 2001, respectively. Reserves for mortgage loans were $2.8 million and $3.8 million at December 31, 2002 and 2001, respectively. During 2001, the Company received proceeds of $194.3 million as a result of the sale of $182.2 million of its mortgage loan portfolio.
     There was no real estate held at December 31, 2002 in the Company's investment portfolio. At December 31, 2001, the Company held one real estate investment with a carrying value of $1.9 million which was acquired through the foreclosure of a mortgage loan. This investment represented the one non-cash investing activity in 2001. There were no non-cash investing activities, including real estate acquired through foreclosure of mortgage loans in 2002 and 2000.
     There were no contractual commitments to extend credit under commercial mortgage loan agreements at December 31, 2002.
     Mortgage loan investments comprised the following property types and geographic regions:

DECEMBER 31                                      2002          2001
-------------------------------------------------------------------
(In millions)

Property type:
  Office building                          $    142.0    $    177.0
  Industrial / warehouse                         62.2          68.3
  Retail                                         51.0          67.9
  Residential                                     6.9          11.5
  Other                                           0.5           0.7
  Valuation allowances                           (2.8)         (3.8)
-------------------------------------------------------------------
Total                                      $    259.8    $    321.6
===================================================================
Geographic region:
  Pacific                                  $     72.3    $     78.2
  South Atlantic                                 63.3          91.8
  New England                                    45.1          50.5
  East North Central                             38.3          40.0
  West South Central                             18.6          33.3
  Middle Atlantic                                11.1          16.8
  Other                                          13.9          14.8
  Valuation allowances                           (2.8)         (3.8)
-------------------------------------------------------------------
Total                                      $    259.8    $    321.6
===================================================================

At December 31, 2002, scheduled mortgage loan maturities were as follows: 2003 - $25.7 million; 2004 - $64.9 million; 2005 - $14.6 million; 2006 - $29.2 million;
2007 - $16.9 million and $108.5 million thereafter. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. During 2002, the Company did not refinance any mortgage loans based on terms which differed from current market rates.
     Mortgage loans investment valuation allowances of $2.8 million and $3.8 million at December 31, 2002 and 2001, respectively, have been deducted in arriving at investment carrying values as presented in the Consolidated Balance Sheets. There were no impaired loans or related reserves as of December 31, 2002 and 2001. Those mortgage loans that were impaired during a portion of 2001 had an average carrying value of $2.2 million as of December 31, 2001. Related interest income while such loans were impaired was $1.4 million in 2000. There was no interest income received in 2002 and 2001 related to impaired loans.

C. DERIVATIVE INSTRUMENTS

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate or foreign currency volatility. The operations of the Company are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are paid, withdrawn, mature or re-price in specified periods. The principal objective of the Company's asset/liability management activities is to provide maximum levels of net investment income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. The Company has developed an asset/liability management approach tailored to specific insurance or investment product objectives. The investment assets of the Company are managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, management develops investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and its exposure to individual markets, borrowers, industries, and sectors.
     The Company uses derivative financial instruments, primarily interest rate swaps and futures contracts, with indices that correlate to balance sheet instruments to modify its indicated net interest sensitivity to levels deemed to be appropriate. Specifically, for floating rate funding agreements that are matched with fixed rate securities, the Company manages the risk of cash flow variability by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. Under interest rate swap contracts, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. Additionally, the Company uses exchange traded financial futures contracts to hedge against interest rate risk on the reinvestment of fixed maturities. The Company is exposed to interest rate risk on fixed maturity reinvestments from the time of maturity until the purchase of new fixed maturities. Prior to September 2002, the Company used exchange traded futures contracts to hedge against interest rate risk on anticipated sales of guaranteed investment contracts ("GIC") and other funding agreements. The Company was exposed to interest rate risk from the time of sale of the GIC until the receipt of the deposit and purchase of the underlying asset to back the liability. The Company only trades derivative instruments with nationally recognized brokers, which the Company believes have adequate capital to ensure that there is minimal risk of default.
     As a result of the Company's issuance of trust instruments supported by funding obligations denominated in foreign currencies, as well as the Company's investment in securities denominated in foreign currencies, the Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Swiss Franc, Japanese Yen, British Pound and Euro. From time to time, the Company may also have exposure to other foreign currencies. To mitigate the short-term effect of changes in currency exchange rates, the Company regularly enters into foreign exchange swap, futures and options contracts to hedge its net foreign currency exposure. Additionally, the Company enters into compound currency/interest rate swap contracts to hedge foreign currency and interest rate exposure on specific trust instruments supported by funding obligations.
     By using derivative instruments, the Company is exposed to credit risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain (including any accrued receivable) in a derivative. The Company regularly assesses the financial strength of its counterparties and generally enters into derivative instruments with counterparties rated "A" or better by nationally recognized rating agencies. Depending on the nature of the derivative transaction, the Company maintains bilateral Collateral Standardized Arrangements ("CSA") with each counterparty. In general, the CSA sets a minimum threshold of exposure that must be collateralized, although thresholds may vary by CSA. At December 31, 2002 and 2001, respectively, collateral of $23.7 million and $69.7 million, in the form of cash, bonds and US Treasury notes were held by our counterparties related to these agreements.
     The Company's derivative activities are monitored by management, who review portfolio activities and risk levels. Management also oversees all derivative transactions to ensure that the types of transactions entered into and the results obtained from those transactions are consistent with the Company's risk management strategy and with Company policies and procedures.

D. FAIR VALUE HEDGES

The Company enters into compound foreign currency/interest rate swaps to convert its foreign denominated fixed rate trust instruments supported by funding obligations to U.S. dollar floating rate instruments. For the years ended December 31, 2002 and 2001, the Company recognized net gains of $0.3 million, reported in (gains) losses on derivative instruments in the Consolidated Statements of Income, which represented the ineffective portion of all fair value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

E. CASH FLOW HEDGES

The Company enters into various types of interest rate swap contracts to hedge exposure to interest rate fluctuations. Specifically, for floating rate funding agreement liabilities that are matched with fixed rate securities, the Company manages the risk of cash flow variability by hedging with interest rate swap contracts. Under these swap contracts, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount. The Company also purchases long futures contracts and sells short futures contracts on margin to hedge against interest rate fluctuations associated with the reinvestment of fixed maturities. The Company is exposed to interest rate risk on reinvestments of fixed maturities from the time of maturity until the purchase of new fixed maturities. The Company uses U.S. Treasury Note futures to hedge this risk. Additionally, prior to September 2002, the Company used exchange traded futures contracts to hedge against interest rate fluctuations associated with the sale of GICs and other funding agreements. The Company was exposed to interest rate risk from the time of sale of the GIC until receipt of the deposit and purchase of the underlying asset to back the liability.
     The Company also enters into foreign currency forward contracts to hedge foreign currency exposure on specific fixed income securities. Additionally, the Company enters into compound foreign currency/interest rate swap contracts to hedge foreign currency and interest rate exposure, and foreign exchange futures and options contracts to hedge foreign currency exposure on specific trust instruments supported by funding obligations. Under the swap contracts, the Company agrees to exchange interest and principal related to trust obligations payable in foreign currencies, at current exchange rates, for the equivalent payment in U.S. dollars translated at a specific currency exchange rate. Under the foreign exchange forward, futures and options contracts, the Company has the right to purchase the hedged currency at a fixed strike price in U.S. dollars.
     For the years ended December 31, 2002 and 2001, respectively, the Company recognized a net gain of $65.1 million and a net loss of $35.5 million, representing the total ineffectiveness of all cash flow hedges. The net gain reflects total ineffectiveness in 2002, of which $40.0 million related to ineffective swap contracts and was reported in (gains) losses on derivative instruments in the Consolidated Statements of Income, and $25.1 million related to ineffective futures and options contracts, which was reported in other income in the Consolidated Statements of Income. The 2001 net loss of $35.5 million, representing total ineffectiveness on all cash flow hedges, was reported in (gains) losses on derivative instruments in the Consolidated Statements of Income. The Company did not hold any ineffective futures or options contracts during 2001. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.
     The net loss in 2001 included a total loss of $35.8 million, related to ineffective hedges of floating rate funding agreements with put features allowing the policyholder to cancel the contract prior to maturity. During the fourth quarter of 2001, the Company reviewed the trend in put activity since inception of the funding agreement business in order to determine the ongoing effectiveness of the hedging relationship. Based upon the historical trend in put activity, as well as management's uncertainty about possible future events, the Company determined that it was probable that some of the future variable cash flows of the funding agreements would not occur, and therefore the hedges were ineffective. The Company analyzed the future payments under each outstanding funding agreement, and determined the amount of payments that were probable of occurring versus those that were probable of not occurring. The total accumulated losses deferred in other comprehensive income related to the payments that were probable of not occurring, which totaled $35.8 million, was reclassified to earnings during the fourth quarter of 2001 and reflected in (gains) losses on derivative instruments in the Consolidated Statements of Income. During 2002, all of the Company's floating rate funding agreements with put features were terminated; therefore, the total accumulated losses of $35.8 million were reclassified from (gains) losses on derivative instruments to net realized investment losses in the Consolidated Statements of Income.
     As of December 31, 2002, $5.9 million of the deferred net gains on derivative instruments accumulated in other comprehensive income could be recognized in earnings during the next twelve months depending on the forward interest rate and currency rate environment. Transactions and events that (1) are expected to occur over the next twelve months and (2) will necessitate reclassifying to earnings these derivatives gains (losses) include (a) the re-pricing of variable rate trust instruments supported by funding obligations,
(b) the interest payments (receipts) on foreign denominated trust instruments supported by funding obligations and foreign securities, (c) the possible repurchase of other funding agreements, and (d) the anticipated reinvestment of fixed maturities. The maximum term over which the Company is hedging its exposure to the variability of future cash flows, for all forecasted transactions, excluding interest payments on variable-rate funding agreements, is 12 months.

F. TRADING ACTIVITIES

The Company entered into insurance portfolio-linked, credit default, and other swap contracts for investment purposes. These products were not linked to specific assets and liabilities on the balance sheet or to a forecasted transaction, and therefore did not qualify for hedge accounting. Under the insurance portfolio-linked swap contracts, the Company agreed to exchange cash flows according to the performance of a specified underwriter's portfolio of insurance business.

Under the terms of the credit default swap contracts, the Company assumed the default risk of a specific high credit quality issuer in exchange for a stated annual premium. In the case of default, the Company would have paid the counterparty par value for a pre-determined security of the issuer. The primary risk associated with these transactions was the default risk of the underlying companies. Under the other swap contract entered into for investment purposes, the Company agreed to exchange the difference between fixed and floating interest amounts calculated on an agreed upon notional principal amount.
     As of December 31, 2001, the Company no longer held insurance or credit default swap contracts, although final payment related to the insurance portfolio-linked swap contract was recorded in 2002, in accordance with contract terms. Net realized investment gains related to insurance portfolio-linked contracts were $2.1 million in 2002, while net realized investment losses related to these contracts were $4.3 million and $0.7 million for the years ended December 31, 2001 and 2000, respectively.
     The stated annual premium under credit default swap contracts was recognized in net investment income. There were no net increases to investment income related to credit default swap contracts for the years ended December 31, 2002 and 2001; however, there was a net increase of $0.2 million for the year ended December 31, 2000.
     As of December 31, 2002 the Company no longer held any other swap contracts for investment purposes. The fair value of the other swap contract held for investment purposes was $(2.1) million at December 31, 2001. The net decrease in net investment income related to this contract was $0.4 million, $0.7 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

G. VARIABLE INTEREST ENTITY

The Company holds an investment in the Allmerica CBO I, Ltd., which was formed in 1998 as a collateralized bond obligation, to issue secured notes to various investors and use the proceeds to purchase high yield fixed income securities. The note holders own beneficial interests in the cash flows of the high yield securities. The interests are classified based upon priority of payments, and consist of the following par values as of December 31:

                                                 2002         2001
------------------------------------------------------------------
(In millions)

Floating Rate Secured Notes                $    241.6   $    249.4
Second Priority Senior Notes                     65.3         60.7
Senior Subordinated Notes                        32.9         32.9
Junior Subordinated Notes                        21.9         21.9
------------------------------------------------------------------
Total Allmerica CBO Capital                $    361.7   $    364.9
==================================================================

At both December 31, 2002 and 2001, the Company owned a $36.9 million par value investment in the Allmerica CBO I, Ltd., consisting of $30.9 million of Senior Subordinated Notes and $6.0 million of Junior Subordinated Notes. The Company's investment in Allmerica CBO I, Ltd. was considered to be other-than-temporarily impaired and therefore completely written off during 2001. Through the Company's ownership of the Junior Subordinated Notes, it is entitled to 27.4% of the residual value, if any, of the CBO. The Company has no remaining exposure to loss because its investment in the non-recourse notes has already been completely written off.

H. UNREALIZED GAINS AND LOSSES

Unrealized gains and losses on available-for-sale, other securities, and derivative instruments are summarized as follows:

FOR THE YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------------------
(In millions)

                                                                   Equity
                                                 Fixed         Securities
2002                                   Maturities/(1)/     And Other/(2)/              Total
--------------------------------------------------------------------------------------------
Net appreciation, beginning of year    $          23.7    $           4.7    $          28.4
Net appreciation on
 available-for-sale securities and
 derivative instruments                          121.0                2.9              123.9
Net depreciation from the effect on
 deferred policy acquisition costs
 and on policy liabilities                       (39.3)                --              (39.3)
Provision for deferred federal
 income taxes                                    (28.6)              (1.0)             (29.6)
--------------------------------------------------------------------------------------------
                                                  53.1                1.9               55.0
--------------------------------------------------------------------------------------------
Net appreciation, end of year          $          76.8    $           6.6    $          83.4
============================================================================================

2001
--------------------------------------------------------------------------------------------
Net (depreciation) appreciation,
 beginning of year                     $         (26.5)   $          21.3    $          (5.2)
Net appreciation (depreciation) on
 available-for-sale securities and
 derivative instruments                           96.9              (25.5)              71.4
Net depreciation from the effect on
 deferred policy acquisition costs
 and on policy liabilities                       (19.7)                --              (19.7)
(Provision) benefit for deferred
 federal income taxes                            (27.0)               8.9              (18.1)
--------------------------------------------------------------------------------------------
                                                  50.2              (16.6)              33.6
--------------------------------------------------------------------------------------------
Net appreciation, end of year          $          23.7    $           4.7    $          28.4
============================================================================================

2000
-----------------------------------------------------------------------------
Net (depreciation) appreciation,
 beginning of year                        $   (97.0)   $    21.7    $   (75.3)
Net appreciation (depreciation) on
 available-for-sale securities                144.6         (0.6)       144.0
Net depreciation from the effect on
 deferred policy acquisition costs
 and on policy liabilities                    (36.1)          --        (36.1)
(Provision) benefit for deferred
 federal income taxes                         (38.0)         0.2        (37.8)
-----------------------------------------------------------------------------
                                               70.5         (0.4)        70.1
-----------------------------------------------------------------------------
Net (depreciation) appreciation,
 end of year                              $   (26.5)   $    21.3    $    (5.2)
=============================================================================

/(1)/ Includes net depreciation on derivative instruments of $58.5 million and net appreciation on derivative instruments of $1.4 million in 2002 and 2001, respectively. Balances at December 31, 2002 and 2001 include net depreciation from derivative instruments of $101.2 million and $42.7 million, respectively.

/(2)/ Includes net appreciation on other investments of $0.1 million, $0.5 million, and $1.8 million in 2002, 2001 and 2000, respectively.

I. OTHER

At December 31, 2002, AFC had no concentration of investments in a single investee exceeding 10% of shareholders' equity except for investments with Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with carrying values of $440.0 million and $259.7 million, respectively. At December 31, 2001, AFC had no concentration of investments in a single investee exceeding 10% of shareholders' equity.

FIVE

INVESTMENT INCOME AND GAINS AND LOSSES

A. NET INVESTMENT INCOME

The components of net investment income were as follows:

FOR THE YEARS ENDED DECEMBER 31        2002       2001       2000
-----------------------------------------------------------------
(In millions)

Fixed maturities                  $   567.9  $   614.0  $   564.6
Mortgage loans                         23.9       42.7       52.1
Equity securities                       1.6        2.3        2.0
Policy loans                           24.8       27.1       26.1
Derivative instruments                (37.7)     (48.0)      (5.6)
Other long-term investments            14.0       16.5        7.2
Short-term investments                  9.5       17.3       14.5
-----------------------------------------------------------------
  Gross investment income             604.0      671.9      660.9
Less investment expenses              (13.8)     (16.7)     (15.4)
-----------------------------------------------------------------
Net investment income             $   590.2  $   655.2  $   645.5
=================================================================

     The Company had fixed maturities with a carrying value of $39.9 million and $10.7 million on non-accrual status at December 31, 2002 and 2001, respectively. The Company had mortgage loans with a carrying value of $7.4 million on non-accrual status at December 31, 2002. There were no mortgage loans on non-accrual status at December 31, 2001. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the investments, was a reduction in net investment income of $19.9 million, $11.3 million, and $3.6 million in 2002, 2001, and 2000, respectively.
     The payment terms of mortgage loans may from time to time be restructured or modified. There were no restructured mortgage loans at December 31, 2002 and 2001. Interest income on restructured mortgage loans that would have been recorded in accordance with the original terms of such loans amounted to $1.7 million in 2000. Actual interest income on these loans included in net investment income aggregated $1.4 million in 2000.
     There were no mortgage loans which were non-income producing at December 31, 2002 and 2001. There were, however, fixed maturities with a carrying value of $7.2 million and $2.9 million at December 31, 2002 and 2001, respectively, which were non-income producing during 2002 and 2001.
     Included in other long-term investments is income from limited partnerships of $5.3 million, $9.4 million, and $7.8 million in 2002, 2001, and 2000, respectively.

B. NET REALIZED INVESTMENT GAINS AND LOSSES

Realized (losses) gains on investments were as follows:

For the Years Ended December 31        2002       2001       2000
-----------------------------------------------------------------
(In millions)

Fixed maturities                  $  (110.8) $  (121.1) $  (151.7)
Mortgage loans                          1.0       10.7        1.3
Equity securities                       1.3       28.4        3.8
Derivative instruments                (53.1)     (32.9)       3.1
Other long-term investments            (0.7)      (9.0)       2.8
-----------------------------------------------------------------
Net realized investment losses    $  (162.3) $  (123.9) $  (140.7)
=================================================================

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales were as follows:

FOR THE YEARS ENDED DECEMBER 31
----------------------------------------------------------------------------
(In millions)
                                         Proceeds from      Gross      Gross
2002                                   Voluntary Sales      Gains     Losses
----------------------------------------------------------------------------
Fixed maturities                       $       3,128.9   $  152.7   $   40.4
Equity securities $                               13.4   $   13.0   $    0.1
============================================================================

2001
----------------------------------------------------------------------------
Fixed maturities                       $       2,165.7   $  114.3   $   57.5
Equity securities $                               40.1   $   30.0   $     --
============================================================================

2000
----------------------------------------------------------------------------
Fixed maturities                       $       1,997.0   $   11.0   $   99.5
Equity securities $                               13.1   $    4.0   $    0.2
============================================================================

The Company recognized losses of $238.5 million, $185.3 million and $66.1 million in 2002, 2001 and 2000, respectively, related to other-than-temporary impairments of fixed maturities and other securities.

C. OTHER COMPREHENSIVE INCOME RECONCILIATION

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:

FOR THE YEARS ENDED DECEMBER 31                  2002       2001       2000
-----------------------------------------------------------------------------
(In millions)

Unrealized appreciation (depreciation)
 on available-for sale securities:
   Unrealized holding gains (losses)
    arising during period, (net of taxes
    (benefit) of $11.4 million,
    $(18.3) million and $(12.9) million
    in 2002, 2001 and 2000)                     $  21.1    $ (34.0)   $ (24.1)
   Less: reclassification adjustment for
    losses included in net income
    (net of tax benefits of $38.7 million,
    $35.9 million and $50.7 million
    in 2002, 2001 and 2000)                       (71.9)     (66.7)     (94.2)
-----------------------------------------------------------------------------
   Total available-for-sale securities             93.0       32.7       70.1
-----------------------------------------------------------------------------
Unrealized depreciation on
 derivative instruments:
   Unrealized holding gains (losses)
    arising during period, (net of taxes
    (benefit) of $4.7 and $(63.4)
    million in 2002 and 2001)                       8.9     (117.7)        --
   Less: reclassification adjustment
    for gains (losses) included in net
    income (net of taxes (benefit) of
    $25.2 million and $(63.9)
    million in 2002 and 2001)                      46.9     (118.6)        --
-----------------------------------------------------------------------------
   Total derivative instruments                   (38.0)       0.9         --
-----------------------------------------------------------------------------
Net unrealized appreciation
 on investments                                 $  55.0    $  33.6    $  70.1
=============================================================================

SIX

FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts which could be realized upon immediate liquidation. In cases where market prices are not available, estimates of fair value are based on discounted cash flow analyses which utilize current interest rates for similar financial instruments which have comparable terms and credit quality.
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

Mortgage Loans

Fair values are estimated by discounting the future contractual cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The fair values are limited to the lesser of the present value of the cash flows or book value.

Policy Loans

The carrying amount reported in the Consolidated Balance Sheets approximates fair value since policy loans have no defined maturity dates and are inseparable from the insurance contracts.

Derivative Instruments

Fair values are estimated using independent pricing sources.

Company Owned Life Insurance

Fair values are based on the current cash surrender value of the policy. This value is dependent on the fair value of the underlying securities which is based on quoted market prices, if available. If a quoted market price is not available, fair values are estimated using independent pricing sources or internally developed pricing models.

Investment Contracts (Without Mortality Features)

Fair values for the Company's liabilities under guaranteed investment type contracts are estimated using discounted cash flow calculations using current interest rates for similar contracts with maturities consistent with those remaining for the contracts being valued. Liabilities under supplemental contracts without life contingencies are estimated based on current fund balances and other individual contract funds represent the present value of future policy benefits. Other liabilities are based on current surrender values.

Trust Instruments Supported by Funding Obligations

Fair values are estimated using discounted cash flow calculations using current interest rates for similar contracts with maturities consistent with those remaining for the contracts being valued.

Debt

The carrying value of short-term debt reported in the Consolidated Balance Sheets approximates fair value. The fair value of long-term debt was estimated using market quotes, when available, and when not available, discounted cash flow analyses.

Mandatorily Redeemable Preferred Securities of a Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company

Fair values are based on quoted market prices, if available. If a quoted market price is not available, fair values are estimated using independent pricing sources.

The estimated fair values of the financial instruments were as follows:

DECEMBER 31                                                     2002                      2001
--------------------------------------------------------------------------------------------------------
(In millions)

                                                         Carrying         Fair     Carrying         Fair
                                                            Value        Value        Value        Value
--------------------------------------------------------------------------------------------------------
Financial Assets
 Cash and cash equivalents                             $    389.8   $    389.8   $    350.2   $    350.2
 Fixed maturities                                         8,003.1      8,003.1      9,401.7      9,401.7
 Equity securities                                           52.8         52.8         62.1         62.1
 Mortgage loans                                             259.8        276.1        321.6        335.1
 Policy loans                                               361.4        361.4        379.6        379.6
 Derivative instruments                                      44.7         44.7         70.2         70.2
 Company owned life insurance                                67.2         67.2         67.3         67.3
--------------------------------------------------------------------------------------------------------
                                                       $  9,178.8   $  9,195.1   $ 10,652.7   $ 10,666.2
========================================================================================================
Financial Liabilities
 Guaranteed investment contracts                       $    207.2   $    220.4   $  1,100.7   $  1,174.1
 Derivative instruments                                      24.6         24.6        180.3        180.3
 Supplemental contracts without life contingencies           60.0         60.0         57.3         57.3
 Dividend accumulations                                      87.6         87.6         88.8         88.8
 Other individual contract deposit funds                     58.3         58.3         50.4         50.4
 Other group contract deposit funds                         164.6        173.5        213.4        212.4
 Individual annuity contracts - general account           1,493.0      1,434.6      1,686.2      1,621.3
 Trust instruments supported by funding obligations       1,202.8      1,224.5      1,589.0      1,534.0
 Short-term debt                                               --           --         83.3         83.3
 Long-term debt                                             199.5        160.4        199.5        204.4
 Mandatorily redeemable preferred securities of a
  subsidiary trust holding solely junior
  subordinated debentures of the Company                    300.0        187.5        300.0        286.0
--------------------------------------------------------------------------------------------------------
                                                       $  3,797.6   $  3,631.4   $  5,548.9   $  5,492.3
========================================================================================================

SEVEN

CLOSED BLOCK

Summarized financial information of the Closed Block as of December 31, 2002 and 2001 and for the periods ended December 31, 2002, 2001 and 2000 is as follows:

DECEMBER 31                                          2002          2001
-----------------------------------------------------------------------
(In millions)
Assets
  Fixed maturities, at fair value (amortized
   cost of $517.4 and $498.1)                  $    542.4    $    504.2
  Mortgage loans                                     46.6          55.7
  Policy loans                                      167.4         182.1
  Cash and cash equivalents                           0.3           9.2
  Accrued investment income                          13.1          14.6
  Deferred policy acquisition costs                   8.2          10.4
  Deferred federal income taxes                       5.4           3.4
  Other assets                                        4.7           2.8
-----------------------------------------------------------------------
Total assets                                   $    788.1    $    782.4
=======================================================================
Liabilities
  Policy liabilities and accruals              $    767.5    $    798.2
  Policyholder dividends                             57.1          30.7
  Other liabilities                                  23.8           7.0
-----------------------------------------------------------------------
Total liabilities                              $    848.4    $    835.9
=======================================================================
Excess of Closed Block liabilities over
 assets designated to the Closed Block         $     60.3    $     53.5
Amounts included in accumulated other
 comprehensive income:
Net unrealized investment losses, net of
 deferred federal income tax benefits of
 $5.2 million and $2.3 million                       (9.6)         (4.3)
-----------------------------------------------------------------------
Maximum future earnings to be recognized
 from Closed Block assets and liabilities      $     50.7    $     49.2
=======================================================================

FOR THE YEARS ENDED DECEMBER 31                    2002       2001       2000
-----------------------------------------------------------------------------
(In millions)
Revenues
  Premiums and other income                     $  46.2    $  47.2    $  49.9
  Net investment income                            51.3       54.1       53.6
  Realized investment losses                       (8.3)      (2.2)      (5.4)
-----------------------------------------------------------------------------
Total revenues                                     89.2       99.1       98.1
-----------------------------------------------------------------------------
Benefits and expenses
  Policy benefits                                  79.4       83.1       89.5
  Policy acquisition expenses                       2.2        0.6        2.1
  Other operating expenses                          0.7         --        0.2
-----------------------------------------------------------------------------
Total benefits and expenses                        82.3       83.7       91.8
-----------------------------------------------------------------------------
Contribution from the Closed Block              $   6.9    $  15.4    $   6.3
=============================================================================
Cash flows
  Cash flows from operating activities:
    Contribution from the Closed
     Block                                      $   6.9    $  15.4    $   6.3
  Adjustment for net realized
   investment losses                                8.3        2.2        5.4
  Change in:
    Deferred policy acquisition costs               2.2        0.6        2.1
    Policy liabilities and accruals               (31.2)     (12.3)     (12.0)
    Other assets                                   (0.5)       2.1        5.3
    Expenses and taxes payable                      9.6       (0.2)     (10.1)
    Other, net                                     (0.8)       0.3       (0.1)
-----------------------------------------------------------------------------
  Net cash (used in) provided by
   operating activities                            (5.5)       8.1       (3.1)
-----------------------------------------------------------------------------
  Cash flows from investing activities:
    Sales, maturities and
     repayments of investments                    176.1      136.8      133.3
  Purchases of investments                       (194.2)    (147.2)    (160.3)
  Other, net                                       14.7        9.6        9.4
-----------------------------------------------------------------------------
Net cash used in
 investing activities                              (3.4)      (0.8)     (17.6)
-----------------------------------------------------------------------------
  Net (decrease) increase in cash
   and cash equivalents                            (8.9)       7.3      (20.7)
  Cash and cash equivalents,
   beginning of year                                9.2        1.9       22.6
-----------------------------------------------------------------------------
  Cash and cash equivalents,
   end of year                                  $   0.3    $   9.2    $   1.9
=============================================================================

There were no reserves on mortgage loans at December 31, 2002 and 2001.
     Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

EIGHT

GOODWILL

On January 1, 2002, the Company adopted Statement No. 142. Upon implementation, the Company recorded an impairment charge of $3.7 million, net of taxes, and ceased its amortization of goodwill. Amortization expense in 2001 and 2000 was $4.0 million and $3.8 million, respectively, net of taxes. In accordance with Statement No. 142, the following table provides (loss) income before the cumulative effect of a change in accounting principle, net (loss) income, and related per-share amounts as of December 31, 2002, 2001, and 2000 as reported and adjusted as if the Company had ceased amortizing goodwill effective January 1, 2000.

DECEMBER 31,                                       2002       2001       2000
-----------------------------------------------------------------------------
(In millions, except per share data)

   Reported (loss) income before
    cumulative effect of change in
    accounting principle                     $   (302.4)   $   0.1    $ 199.9
      Goodwill amortization                          --        4.0        3.8
-----------------------------------------------------------------------------
   Adjusted (loss) income before
    cumulative effect of change in
    accounting principle                     $   (302.4)   $   4.1    $ 203.7
=============================================================================
   Reported net (loss) income                $   (306.1)   $  (3.1)   $ 199.9
      Goodwill amortization                          --        4.0        3.8
-----------------------------------------------------------------------------
   Adjusted net (loss) income                $   (306.1)   $   0.9    $ 203.7
=============================================================================
Per Share Information:
   Basic
   Reported (loss) income before
    cumulative effect of change in
    accounting principle                     $    (5.72)   $    --    $  3.75
      Goodwill amortization                          --       0.08       0.07
-----------------------------------------------------------------------------
   Adjusted (loss) income before
    cumulative effect of change in
    accounting principle                     $    (5.72)   $  0.08    $  3.82
-----------------------------------------------------------------------------
   Reported net (loss) income                $    (5.79)   $ (0.06)   $  3.75
      Goodwill amortization                          --       0.08       0.07
-----------------------------------------------------------------------------
   Adjusted net (loss) income                $    (5.79)   $  0.02    $  3.82
=============================================================================
   Diluted
   Reported (loss) income before
    cumulative effect of change in
    accounting principle                     $    (5.72)   $    --    $  3.70
      Goodwill amortization                          --       0.08       0.07
-----------------------------------------------------------------------------
   Adjusted (loss) income before
    cumulative effect of change in
    accounting principle                     $    (5.72)   $  0.08    $  3.77
=============================================================================
   Reported net (loss) income                $    (5.79)   $ (0.06)   $  3.70
      Goodwill amortization                          --       0.08       0.07
-----------------------------------------------------------------------------
   Adjusted net (loss) income                $    (5.79)   $  0.02    $  3.77
=============================================================================

In accordance with the provisions of Statement No. 142, the Company performed its annual review of its goodwill for impairment in the fourth quarter of 2002 and determined that no further impairments were required.

NINE

DEBT

Short and long-term debt consisted of the following:

DECEMBER 31                             2002          2001
----------------------------------------------------------
(In millions)

Short-term
   Commercial paper                $       -    $     83.3
Long-term
   Senior Debentures (unsecured)   $   199.5    $    199.5
==========================================================

During 2002 and 2001, AFC issued commercial paper primarily to manage imbalances between operating cash flows and existing commitments primarily in its premium financing business. Commercial paper borrowing arrangements are supported by a credit agreement.
     At December 31, 2002, the Company had $150.0 million available for borrowing under a committed syndicated credit agreement which expires on May 24, 2003. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company's option, a designated base rate or the eurodollar rate plus applicable margin.
     Senior Debentures of the Company have a $200.0 million face value, pay interest semiannually at a rate of 7 5/8%, and mature on October 16, 2025. The Senior Debentures are subject to certain restrictive covenants, including limitations on issuance of or disposition of stock of restricted subsidiaries and limitations on liens. The Company is in compliance with all covenants.
     Interest expense was $17.1 million, $19.5 million and $21.4 million in 2002, 2001 and 2000, respectively. Interest expense included $15.3 million related to the Company's Senior Debentures for each year. In 2002 and 2001, there was no interest expense related to borrowings under the credit agreements. Interest expense related to borrowings under the credit agreements was approximately $0.1 million in 2000. All interest expense is recorded in other operating expenses.

TEN

FEDERAL INCOME TAXES

Provisions for federal income taxes have been calculated in accordance with the provisions of Statement No. 109. A summary of the federal income tax (benefit) expense in the Consolidated Statements of Income is shown below:

FOR THE YEARS ENDED DECEMBER 31           2002              2001            2000
--------------------------------------------------------------------------------
(In millions)

Federal income tax
 (benefit) expense
   Current                      $         (6.8)   $        (12.4)   $        1.2
   Deferred                             (228.0)            (63.1)            1.5
--------------------------------------------------------------------------------
   Total                        $       (234.8)   $        (75.5)   $        2.7
================================================================================

The federal income taxes attributable to the consolidated results of operations are different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

FOR THE YEARS ENDED DECEMBER 31                    2002       2001       2000
-----------------------------------------------------------------------------
(In millions)

Expected federal income tax
 (benefit) expense                           $   (182.4)   $ (20.8)   $  76.5
    Tax-exempt interest                           (24.3)     (30.3)     (33.2)
    Prior years' federal income tax
     settlement                                   (11.6)        --         --
    Tax credits                                   (10.8)     (10.8)     (10.3)
    Dividend received deduction                    (9.8)     (12.6)     (10.8)
    Changes in estimates for prior
     years dividend received deduction               --         --      (13.3)
 Changes in other tax estimates                     3.0       (1.4)      (7.5)
 Other, net                                         1.1        0.4        1.3
-----------------------------------------------------------------------------
Federal income tax (benefit) expense         $   (234.8)   $ (75.5)   $   2.7
=============================================================================

The deferred income tax net asset represents the tax effects of temporary differences attributable to the Company's consolidated federal tax return group. Its components were as follows:

DECEMBER 31                                      2002            2001
---------------------------------------------------------------------
(In millions)

Deferred tax (assets) liabilities
 Insurance reserves                     $      (421.9)    $    (381.6)
 Deferred acquisition costs                     361.2           518.7
 Tax credit carryforwards                      (149.8)         (105.3)
 Employee benefit plans                        (113.3)          (72.7)
 Loss carryforwards                             (77.7)          (94.4)
 Discontinued operations                        (22.4)          (20.2)
 Software capitalization                         19.0            23.7
 Investments, net                                 6.9           (32.0)
 Bad debt reserves                               (4.9)           (3.0)
 Restructuring reserves                          (3.9)           (1.1)
 Litigation reserves                             (0.9)           (3.3)
 Other, net                                      (5.5)            3.1
---------------------------------------------------------------------
Deferred tax asset, net                 $      (413.2)    $    (168.1)
=====================================================================

Gross deferred income tax assets totaled approximately $1.7 billion and $1.9 billion at December 31, 2002 and 2001, respectively. Gross deferred income tax liabilities totaled approximately $1.3 billion and $1.7 billion at December 31, 2002 and 2001, respectively.
     The Company believes, based on its earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all deferred tax assets. In determining the adequacy of future income, the Company considered the future reversal of its existing temporary differences and available tax planning strategies that could be implemented, if necessary. At December 31, 2002, there are available alternative minimum tax credit carryforwards, low income housing credit carryforwards and certain other tax credit carryforwards of $93.5 million, $49.2 million and $7.1 million, respectively. The alternative minimum tax credit carryforwards have no expiration date and the low income housing credit carryforwards will expire beginning in 2018. The Company also has net operating loss carryforwards of $222.0 million expiring in 2016.
     The Company's federal income tax returns are routinely audited by the IRS, and provisions are routinely made in the financial statements in anticipation of the results of these audits. The IRS has examined the FAFLIC/AFLIAC consolidated group's federal income tax returns through 1994. The IRS has also examined the former Allmerica Property and Casualty Companies, Inc. ("Allmerica P&C") consolidated group's federal income tax returns through 1994. Certain adjustments proposed by the IRS with respect to FAFLIC/AFLIAC's federal income tax returns for 1982 and 1983 remain unresolved. In the Company's opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company's ultimate liability are revised.

ELEVEN

PENSION PLANS

AFC provides retirement benefits to substantially all of its employees under defined benefit pension plans. These plans are based on a defined benefit cash balance formula, whereby the Company annually provides an allocation to each covered employee based on a percentage of that employee's eligible salary, similar to a defined contribution plan arrangement. The allocation was based on 3.0%, 5.0% and 7.0% of each covered employee's eligible salary for 2002, 2001 and 2000, respectively. In addition to the cash balance allocation, certain transition group employees, who have met specified age and service requirements as of December 31, 1994, are eligible for a grandfathered benefit based primarily on the employees' years of service and compensation during their highest five consecutive plan years of employment. The Company's policy for the plans is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974.
     In order to measure the expense associated with these plans, management must make various estimates and assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, compensation increases, employee turnover rates and anticipated mortality rates, for example. The estimates used by management are based on the Company's historical experience, as well as current facts and circumstances. In addition, the Company uses outside actuaries to assist in measuring the expense and liability associated with these plans.

     Components of net periodic pension cost were as follows:

FOR THE YEARS ENDED DECEMBER 31            2002            2001            2000
-------------------------------------------------------------------------------
(In millions)

Service cost - benefits earned
 during the year                      $    11.1    $       14.7    $       18.5
Interest cost                              32.6            30.9            28.6
Expected return on plan assets            (33.4)          (39.6)          (43.1)
Recognized net actuarial loss(gain)        11.3            (0.4)          (11.2)
Amortization of transition asset           (2.2)           (2.2)           (2.2)
Amortization of prior service cost         (2.6)           (3.1)           (3.1)
Curtailment loss and special
 termination benefits                       5.4              --              --
-------------------------------------------------------------------------------
Net periodic pension cost (benefit)   $    22.2    $        0.3    $      (12.5)
===============================================================================

The curtailment loss and special termination benefits in 2002 of $4.3 million and $1.1 million, respectively, relate to the AFS restructuring (see Note 3 - Significant Transactions). The curtailment loss primarily reflects the elimination of future expected years of service for agents terminated pursuant to the aforementioned AFS restructuring, while special termination benefit costs reflect acceleration of retirement criteria under the plan for transition group participants terminated due to the restructuring.
     The following table summarizes the status of the plans. At December 31, 2002 and 2001, the projected benefit obligations exceeded the plans' assets. During 2002 and 2001, the Company recorded increases in its minimum pension liability related to its pension plans of $121.1 million and $64.8 million, respectively. This is reflected as an adjustment to accumulated other comprehensive income and is primarily comprised of the difference between the present value of accumulated benefit obligations and the market value of assets funding the plan. This liability resulted primarily from a decrease in the market value of assets held by the plan due to a general decline in the equity markets.

DECEMBER 31                                                2002            2001
-------------------------------------------------------------------------------
(In millions)

Change in benefit obligations:
Projected benefit obligation, beginning
 of year                                           $      483.2    $      450.9
Service cost - benefits earned
 during the year                                           11.1            14.7
Interest cost                                              32.6            30.9
Actuarial losses                                           28.6            12.4
Benefits paid                                             (30.1)          (25.7)
-------------------------------------------------------------------------------
Projected benefit obligation, end of year                 525.4           483.2
===============================================================================
Change in plan assets:
Fair value of plan assets, beginning of year              364.3           441.5
Actual return on plan assets                              (65.2)          (51.5)
Benefits paid                                             (30.1)          (25.7)
-------------------------------------------------------------------------------
Fair value of plan assets, end of year                    269.0           364.3
===============================================================================
Funded status of the plan                                (256.4)         (118.9)
Unrecognized transition obligation                        (15.0)          (17.2)
Unamortized prior service cost                             (3.5)           (1.7)
Unrecognized net actuarial gains                           26.3            27.6
-------------------------------------------------------------------------------
Net pension liability                              $     (248.6)   $     (110.2)
===============================================================================

As a result of the Company's merger with Allmerica P&C in 1997, certain pension liabilities were reduced to reflect their fair value as of the merger date. These pension liabilities were reduced by $4.7 million and $6.1 million in 2002 and 2001 respectively, which reflects fair value, net of applicable amortization.
     Determination of the projected benefit obligations was based on weighted average discount rates of 6.25% and 6.88% in 2002 and 2001, respectively, and the assumed long-term rate of return on plan assets was 9.5% in 2002 and

2001. For 2003, the projected benefit obligation will be based on a weighted average discount rate and assumed long-term rate of return on plan assets of 6.25% and 8.5% respectively. The actuarial present value of the projected benefit obligations is determined using assumed rates of increase in future compensation levels of 4.0% for 2003, 2002 and 2001. Plan assets are invested primarily in various separate accounts and the general account of FAFLIC. Plan assets also include 796,462 shares of AFC common stock at December 31, 2002 and 2001 with a market value of $8.0 million and $35.5 million, respectively.
     The Company has a defined contribution 401(k) plan for its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage determined annually by the Board of Directors. During 2002, 2001 and 2000, the Company matched 50% of employees' contributions up to 6.0% of eligible compensation. The total expense related to this plan was $5.0 million, $5.7 million, and $6.1 million in 2002, 2001 and 2000, respectively. In addition to this plan, the Company has a defined contribution plan for substantially all of its agents. The plan expense in 2002, 2001, and 2000 was $3.1 million, $3.3 million, and $3.2 million, respectively. There will be no future agent or employer contributions to this plan due to the termination of all agent contracts as of December 31, 2002 pursuant to the AFS restructuring (see Note 3
- Significant Transactions).

TWELVE

OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company's pension plans, the Company currently provides postretirement medical and death benefits to certain full-time employees, agents, retirees and their dependents, under welfare benefit plans sponsored by FAFLIC. Generally, active employees and agents become eligible at age 55 with at least 15 years of service. Spousal coverage is generally provided for up to two years after death of the retiree. Benefits include hospital, major medical and a payment at death equal to retirees' final compensation up to certain limits. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments to beneficiaries of retired employees and to restrict eligibility to then current employees. The medical plans have varying copayments and deductibles, depending on the plan. These plans are unfunded.
     The plans' funded status reconciled with amounts recognized in the Company's Consolidated Balance Sheets were as follows:

DECEMBER 31                                     2002       2001
---------------------------------------------------------------
(In millions)

Change in benefit obligations:
Accumulated postretirement benefit
 obligation, beginning of year             $    77.2  $    75.5
Service cost                                     2.2        2.3
Interest cost                                    5.0        4.9
Actuarial losses (gains)                         4.7       (1.2)
Benefits paid                                   (4.2)      (4.3)
Curtailment gain and special termination
 benefits                                       (9.0)        --
---------------------------------------------------------------
Accumulated postretirement benefit
 obligation, end of year                        75.9       77.2
---------------------------------------------------------------
Fair value of plan assets, end of year            --         --
===============================================================
Funded status of the plan                      (75.9)     (77.2)
Unamortized prior service cost                  (2.8)      (5.4)
Unrecognized net actuarial gains                (6.0)      (8.4)
---------------------------------------------------------------
Accumulated postretirement benefit costs   $   (84.7) $   (91.0)
===============================================================

The components of net periodic postretirement benefit cost were as follows:

FOR THE YEARS ENDED DECEMBER 31           2002           2001           2000
----------------------------------------------------------------------------
(In millions)

Service cost                         $     2.2      $     2.3      $     1.9
Interest cost                              5.0            4.9            4.9
Recognized net actuarial gain             (0.3)          (0.4)          (0.5)
Amortization of prior service cost        (2.2)          (2.2)          (2.2)
Curtailment gain and special
 termination benefits                     (6.8)            --             --
----------------------------------------------------------------------------
Net periodic postretirement
 (benefit) cost                      $    (2.1)     $     4.6      $     4.1
============================================================================

As a result of the AFS restructuring in 2002 (see Note 3 - Significant Transactions), the Company recognized a curtailment gain and special termination benefit costs related to its postretirement benefit plans. The curtailment gain resulted from the effect of agent terminations related to those not fully eligible for benefits, while the special termination benefit costs reflect acceleration of retirement criteria for selected terminated employees.
     As a result of the Company's merger with Allmerica P&C in 1997, certain postretirement liabilities were reduced to reflect their fair value as of the merger date. These postretirement liabilities were reduced by $2.4 million and $3.2 million 2002 and 2001, respectively, which reflects fair value, net of applicable amortization.
     For purposes of measuring the accumulated postretirement benefit obligation at December 31, 2002, health care costs were assumed to increase 9.0% in 2003, declining thereafter until the ultimate rate of 5.0% is reached in 2010 and remains at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2002 by $3.5 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2002 by $0.6 million. Conversely, decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2002 by $3.1 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2002 by $0.5 million.
     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% and 6.88% at December 31, 2002 and 2001, respectively. In addition, the actuarial present value of the accumulated postretirement benefit obligation was determined using an assumed rate of increase in future compensation levels of 4.0% for FAFLIC agents.

THIRTEEN

STOCK-BASED COMPENSATION PLANS

The Company has elected to apply the provisions of APB No. 25 (Accounting Principles Board Opinion No. 25) in accounting for its stock-based compensation plans, and thus compensation cost is not generally required to be recognized for the Company's stock options in the financial statements. Net loss and loss per share after the pro forma effect of recognizing compensation cost based on an instrument's fair value at the date of grant, consistent with Statement No. 123, were as follows:

                                           2002           2001           2000
------------------------------------------------------------------------------
Net (loss) income after effect of
 Statement No. 123                  $    (318.5)   $     (13.2)   $     190.8
(Loss) income per share - diluted   $     (6.03)   $     (0.25)   $      3.54
(Loss) income per share - basic     $     (6.03)   $     (0.25)   $      3.58

Since options vest over several years and additional awards generally are made each year, the aforementioned pro forma effects are not likely to be representative of the effects on reported net income for future years.
     In March 2000, the FASB issued FIN 44, which clarifies the application of APB Opinion No. 25 regarding the definition of employee, the criteria for determining a noncompensatory plan, the accounting for changes to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination, and other stock compensation related issues. Costs associated with the issuance of stock options to certain agents who did not qualify as an employee as defined in FIN 44 were recognized in 2002, 2001 and 2000 and were not material to the results of operations or financial position of the Company.
     Effective June 17, 1996, the Company adopted a Long-Term Stock Incentive Plan for employees of the Company (the "Employees' Plan"). Key employees of the Company and its subsidiaries are eligible for awards pursuant to the Plan administered by the Compensation Committee of the Board of Directors (the "Committee") of the Company. Under the terms of the Employees' Plan, the maximum number of shares authorized for grants over the life of the Plan is equal to 7,162,086 shares as of December 31, 2002, increasing annually by 1.25% of the Company's outstanding stock. Additionally, the maximum number of shares available for award in any given year is equal to 3.25% of the outstanding common stock of the Company at the beginning of the year, plus any awards authorized but unused from prior years.
     Options may be granted to eligible employees or agents at a price not less than the market price of the Company's common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant, otherwise options granted in 2002 vest over three years with a 25% vesting rate in the first two years and a 50% vesting rate in the final year. For those options granted prior to 2002, all vest at the rate of 20% annually for five consecutive years. Options must be exercised not later than ten years from the date of grant.
     Stock grants may be awarded to eligible employees at a price established by the Committee (which may be zero). Under the Employees' Plan, stock grants may vest based upon performance criteria or continued employment. Stock grants which vest based on performance vest over a minimum one year period. Stock grants which vest based on continued employment vest at the end of a minimum of three consecutive years.

Information on the Company's stock option plan is summarized below:

                                                    2002                          2001                         2000
----------------------------------------------------------------------------------------------------------------------------------
                                                            Weighted                       Weighted                       Weighted
                                                             Average                        Average                        Average
(In whole shares and dollars)               Options   Exercise Price       Options  Exercise  Price       Options   Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year            3,878,710   $        49.91     3,198,421   $        46.94     2,793,779   $        46.76
Granted                                   1,723,275            44.02     1,286,075            56.74       938,013            45.60
Exercised                                    30,058            34.14       135,175            36.80       256,835            38.73
Forfeited                                 1,037,927            47.41       470,611            51.39       276,536            48.16
----------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                  4,534,000   $        48.35     3,878,710   $        49.91     3,198,421   $        46.94
==================================================================================================================================
Options exercisable, end of year          1,728,730   $        47.24     1,306,159   $        45.12       816,264   $        43.82
==================================================================================================================================

No options expired during 2002, 2001, or 2000. The fair value of each option is estimated on the date of grant or date of conversion using the Black-Scholes option-pricing model. For options granted through 2002, the exercise price equaled the market price of the stock on the grant date. The weighted average fair value of all options granted in 2002, 2001, and 2000 was $14.48 per share, $19.49 per share, and $17.11 per share, respectively.
     The following significant assumptions were used to determine fair value for 2002 options granted and converted:

WEIGHTED AVERAGE ASSUMPTIONS
FOR OPTIONS AWARDED DURING                 2002         2001        2000
------------------------------------------------------------------------
Dividend yield                               --          0.4%        0.5%
Expected volatility/(1)/        24.38% to 61.09%       40.16%      37.60%
Risk-free interest rate/(1)/      1.65% to 1.81%        1.74%       5.03%
Expected lives range
 (in years)                            2.5 to 5     2.5 to 7    2.5 to 7

(1) During 2002, due to increased variations in the monthly expected volatility and risk-free interest rates, the Company utilized averages as of the date of each grant in 2002 for the expected volatility and risk-free interest rate assumptions. This change resulted in a range of assumptions. Prior to 2002, the Company utilized an annual estimate for these assumptions.

The following table summarizes information about employee options outstanding and exercisable at December 31, 2002.

                                  Options Outstanding              Options Currently Exercisable

                                          Weighted
                                           Average       Weighted                       Weighted
                                         Remaining        Average                        Average
                                       Contractual       Exercise                       Exercise
Range of Exercise Prices      Number         Lives          Price     Number               Price
------------------------------------------------------------------------------------------------
$12.00 to $30.66             118,600          3.55     $    27.38    113,100      $        27.57
$35.375 to $39.35            341,760          4.41     $    35.41    341,760      $        35.41
$41.20 to $44.05           1,244,926          9.01     $    44.02     11,500      $        43.49
$44.56 to $51.00             673,947          7.24     $    45.02    268,609      $        44.89
$51.125 to $52.4375          688,428          6.17     $    52.06    422,575      $        52.06
$52.50 to $56.75             362,980          5.22     $    52.76    284,478      $        52.69
$57.00 to $59.8125           994,859          8.10     $    57.05    214,108      $        57.12
$60.375 to $72.50            108,500          6.13     $    64.34     72,600      $        64.39

During 2002, 2001 and 2000, the Company granted shares of nonvested stock to eligible employees, which vest after three years of continuous employment. During 2002, 2001 and 2000, the Company also granted shares of nonvested stock to certain agents, which vest 60% after three years, and 20% per year thereafter or after three years of continuous service. The following table summarizes information about employee and agent nonvested stock.

STOCK AWARDS                                 2002         2001         2000
---------------------------------------------------------------------------
Common stock granted                       70,982      269,690      190,141
Weighted average fair value per
 share at the date of grant            $    39.22   $    52.08   $    38.01

The Company recognizes compensation expense related to nonvested shares over the vesting period on a pro rata basis. As a result, the Company recognized $0.9 million, $7.2 million and $5.3 million of compensation cost in 2002, 2001 and 2000 respectively. The expense in 2002 reflects net benefits of $6.0 million resulting from the termination of nonvested stock grants which were previously granted to the President of the Company and other employees whose positions were eliminated in 2002 (see Note 3 - Significant Transactions).
     In October 2000, the Company granted 500,250 stock appreciation rights to certain employees, payable after December 31, 2001. These rights provided for stock or cash awards to participants based upon the appreciation, if any, of the Company's stock from October 2, 2000 through December 31, 2001, the vesting period. Compensation costs associated with these rights were recorded over the vesting period and were $(0.7) million and $0.7 million in 2001 and 2000, respectively.

FOURTEEN

EARNINGS PER SHARE

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

DECEMBER 31                                          2002       2001       2000
-------------------------------------------------------------------------------
(In millions, except per share data)

Basic shares used in the calculation
 of earnings per share                               52.9       52.7       53.3
Dilutive effect of securities/(1)/:
 Employee stock options                                --        0.2        0.4
 Non-vested stock grants                               --        0.2        0.3
-------------------------------------------------------------------------------
Diluted shares used in the
 calculation of earnings per share                   52.9       53.1       54.0
-------------------------------------------------------------------------------
Per share effect of dilutive securities
 on income before cumulative effect
 of change in accounting principle
 and net income                                 $      -- $       --   $   0.05
===============================================================================
Per share effect of dilutive securities
 on net (loss) income                           $      -- $       --   $   0.05
===============================================================================

(1) Excludes 0.2 million shares due to antidilution for the year ended December 31, 2002.

Options to purchase 4.6 million shares and 3.4 million shares of common stock were outstanding during 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the option's exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. In 2000, all options to purchase shares of common stock were included in the computation of diluted earnings per share.

FIFTEEN

DIVIDEND RESTRICTIONS

Massachusetts, New Hampshire and Michigan have enacted laws governing the payment of dividends to stockholders by insurers. Massachusetts' laws affect the dividend paying ability of AFLIAC and FAFLIC, while New Hampshire and Michigan laws affect the dividend paying ability of Hanover and Citizens, respectively.
     Massachusetts' statute limits the dividends a life insurer may pay in any twelve month period, without the prior permission of the Commonwealth of Massachusetts Insurance Commissioner, to the greater of (i) 10% of its statutory policyholder surplus as of the preceding December 31 or (ii) the individual company's statutory net gain from operations for the preceding calendar year. In addition, under Massachusetts law, no domestic insurer may pay a dividend or make any distribution to its shareholders from other than unassigned funds unless the Commissioner has approved such dividend or distribution. Effective December 30, 2002, AFLIAC, previously a Delaware domiciled life insurance company, became a Massachusetts domiciled life insurance company. On December 31, 2002, AFLIAC became a direct subsidiary of AFC as well as the immediate parent of FAFLIC, which remains a Massachusetts domiciled life insurance company. As a result of this transaction, and in consideration of the decision not to write new business, AFC agreed with the Massachusetts Insurance Commissioner to maintain total adjusted capital levels at a minimum of 100% of AFLIAC's Company Action Level, which was $197.2 million at December 31, 2002. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment and was $481.9 million at December 31, 2002 for AFLIAC. The Company Action Level is the first level in which the Massachusetts Insurance Commissioner would mandate regulatory involvement based solely upon levels of risk based capital. There can be no assurance that AFLIAC would not require additional capital contributions from AFC. No dividends were declared by FAFLIC or AFLIAC to their parent during 2002, 2001, or 2000. AFLIAC and FAFLIC cannot pay dividends to their parent without prior approval from the Commissioner for the forseeable future.
     Pursuant to New Hampshire's statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer's statutory policyholder surplus as of the preceding December 31. Hanover declared dividends to its parent totaling $92.1 million, $100.0 million and $108 million in 2002, 2001 and 2000, respectively. Prior to July 2003, Hanover cannot declare dividends to its parent without prior approval of the New Hampshire Insurance Commissioner. The allowable dividend without prior approval will increase to approximately $83.0 million on July 11, 2003.
     Pursuant to Michigan's statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders' surplus as of December 31 of the immediately preceding year or the statutory net income less realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent totaling $48.2 million, $50.0 million and $55 million in 2002, 2001, and 2000, respectively. Prior to July 2003, Citizens cannot declare dividends to its parent without prior approval of the Michigan Insurance Commissioner. The allowable dividend without prior approval will increase to approximately $48.5 million on July 11, 2003.

SIXTEEN

SEGMENT INFORMATION

The Company offers financial products and services in two major areas: Risk Management and Asset Accumulation. Within these broad areas, the Company conducts business principally in three operating segments. These segments are Risk Management, Allmerica Financial Services, and Allmerica Asset Management. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision makers in deciding how to allocate resources and in assessing performance. A summary of the Company's reportable segments is included below.
     The Risk Management Segment manages property and casualty operations through two lines of business based upon product and identified as Personal Lines and Commercial Lines. Personal Lines include property and casualty coverages such as personal automobile, homeowners and other personal policies, while Commercial Lines include property and casualty coverages such as workers' compensation, commercial automobile, commercial multiple peril and other commercial policies. Prior to 2002, the Risk Management segment managed its business through three distribution channels identified as Standard Markets, Sponsored Markets and Specialty Markets.
     The Asset Accumulation group includes two segments: Allmerica Financial Services and Allmerica Asset Management. Prior to September 30, 2002, the Allmerica Financial Services segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and life insurance products. Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products.
     After September 30, 2002, the AFS business consists of two components. First, the segment includes its independent broker dealer, VeraVest Investments, Inc., formerly "Allmerica Investments, Inc." ("VeraVest"), which distributes third-party investment and insurance products. The Company has entered into agreements with leading investment product and insurance providers and is seeking additional alliances whereby these providers would compensate the Company for non-proprietary product sales by VeraVest's registered representatives. Second, this segment will retain and service existing variable annuity and variable universal life accounts, as well as its remaining traditional life and group retirement accounts, which were issued by its life insurance subsidiaries, AFLIAC and FAFLIC.
     Through its Allmerica Asset Management segment, prior to September 2002, FAFLIC offered GICs. GICs, also referred to as funding agreements, are investment contracts with either short-term or long-term maturities, which are issued to institutional buyers or to various business or charitable trusts. Declining financial strength ratings from various rating agencies during 2002 resulted in GIC contractholders terminating all remaining short-term funding agreements and made it impractical to continue selling new long-term funding agreements. Furthermore, the Company retired certain long-term funding agreements, at discounts, during the fourth quarter of 2002 (see Note 3 - Significant Transactions). This segment continues to be a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients through its subsidiary, Opus Investments, Inc. (formerly "Allmerica Asset Management, Inc."). Additionally, during 2002, the Company transferred management of AMGRO, Inc., the Company's property and casualty insurance premium financing business, to this segment, which was previously part of the Risk Management segment.
     In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those related to certain officers and directors, technology, finance, human resources and legal.
     Management evaluates the results of the aforementioned segments based on a pre-tax and pre-minority interest basis. Segment (loss) income is determined by adjusting net income for net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment (loss) income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items, which in each case, are neither normal nor recurring. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of segment (loss) income enhances understanding of the Company's results of operations by highlighting net (loss) income attributable to the normal, recurring operations of the business. However, segment (loss) income should not be construed as a substitute for net (loss) income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:

FOR THE YEARS ENDED DECEMBER 31                2002          2001          2000
-------------------------------------------------------------------------------
(In millions)

Segment revenues:
 Risk Management                         $  2,498.7    $  2,454.8    $  2,307.7
 Asset Accumulation
  Allmerica Financial Services                854.7         826.5         867.2
  Allmerica Asset Management                  127.2         155.2         149.2
-------------------------------------------------------------------------------
   Subtotal                                   981.9         981.7       1,016.4
-------------------------------------------------------------------------------
 Corporate                                      5.0           6.7           6.3
 Intersegment revenues                        (10.3)         (7.5)         (7.0)
-------------------------------------------------------------------------------
   Total segment revenues                   3,475.3       3,435.7       3,323.4
-------------------------------------------------------------------------------
Adjustments to segment revenues:
 Net realized losses                         (162.3)       (123.9)       (140.7)
 Other item                                     3.6            --           --
-------------------------------------------------------------------------------
   Total revenues                        $  3,316.6    $  3,311.8    $  3,182.7
===============================================================================
Segment  income (loss) before
 federal income taxes and
 minority interest:
  Risk Management                        $    184.3    $     93.5    $    190.0
  Asset Accumulation
   Allmerica Financial Services              (625.0)        143.0         222.8
   Allmerica Asset Management                  24.4          20.7          22.5
-------------------------------------------------------------------------------
   Subtotal                                  (600.6)        163.7         245.3
-------------------------------------------------------------------------------
 Corporate                                    (63.5)        (63.8)        (60.8)
-------------------------------------------------------------------------------
   Segment (loss) income
    before federal income taxes and
    minority interest                        (479.8)        193.4         374.5
-------------------------------------------------------------------------------
Adjustments to segment income:
 Net realized investment losses,
  net of amortization                        (137.4)       (121.3)       (135.2)
 Gain from retirement of trust
  instruments supported by
  funding obligations                         102.6            --           --
 Loss from sale of universal
  life business                               (31.3)           --           --
 Losses from selected property
  and casualty exited agencies,
  policies, groups, and programs                 --         (68.3)          --
 Gains (losses) on derivative
  instruments                                  40.3         (35.2)           --
 Voluntary pool losses                           --         (33.0)           --
 Restructuring costs                          (14.8)         (2.7)        (20.7)
 Other items                                   (0.8)          7.7            --
-------------------------------------------------------------------------------
 (Loss) income from continuing
  operations before federal
  income taxes and minority
  interest                               $   (521.2)   $    (59.4)   $    218.6
===============================================================================

DECEMBER 31                    2002         2001         2002          2001
-------------------------------------------------------------------------------
(In millions)

                             Identifiable Assets      Deferred Acquisition Costs
-------------------------------------------------------------------------------

Risk Management/(1)/        $  6,056.1   $  6,239.8   $    215.1   $      199.0
Asset Accumulation
 Allmerica
  Financial Services          18,910.7     21,113.0      1,027.1         1,585.2
 Allmerica Asset
  Management                   1,559.8      2,829.3           --              --
--------------------------------------------------------------------------------
  Subtotal                    20,470.5     23,942.3      1,027.1         1,585.2
 Corporate and
  intersegment
  eliminations                    (8.6)       154.0           --              --
--------------------------------------------------------------------------------
Total                       $ 26,518.0   $ 30,336.1   $  1,242.2   $     1,784.2
================================================================================

(1) Includes assets related to the Company's discontinued operations of $290.4 million and $397.6 million at December 31, 2002 and 2001, respectively.

SEVENTEEN

LEASE COMMITMENTS

Rental expenses for operating leases amounted to $30.8 million, $32.7 million, and $32.8 million in 2002, 2001 and 2000, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2002, future minimum rental payments under non-cancelable operating leases were approximately $63.5 million, payable as follows: 2003 - $22.8 million; 2004 - $17.7 million; 2005 - $11.6 million; 2006 - $6.4 million; and $5.0 million thereafter. It is expected that, in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment; thus, it is anticipated that future minimum lease commitments may not be less than the amounts shown for 2003.

EIGHTEEN

REINSURANCE

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".
     Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers' financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.
     Effective December 31, 2002, the Company entered into a 100% coinsurance agreement related to substantially all of the Company's universal life business (see Note 3 - Significant Transactions). Reinsurance recoverables related to this agreement were $648.4 million at December 31, 2002. This balance represents approximately 31.2% of the Company's reinsurance recoverables at December 31, 2002.
     Effective January 1, 1999, the Company entered into a whole account aggregate excess of loss reinsurance agreement, which provides coverage for the 1999 accident year for the Company's property and casualty business. The program covered losses and allocated LAE expenses, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual coverage limit for losses and allocated LAE is $150.0 million. The Company is subject to concentration of risk with respect to this reinsurance agreement. Net premiums earned under this agreement during 2002, 2001 and 2000 for accident year 1999 were $3.2 million, $12.1 million and $25.0 million, respectively, while net losses and LAE ceded during 2002, 2001 and 2000 were $3.9 million, $15.8 million and $34.1 million, respectively. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based on future losses and allocated LAE for accident year 1999. In addition, the Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include the Massachusetts Commonwealth Automobile Reinsurers ("CAR"), and the Michigan Catastrophic Claims Association ("MCCA"). At December 31, 2002, CAR represented 10% or more of the Company's reinsurance activity. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to CAR. Net premiums earned and losses and loss adjustment expenses ceded to CAR in 2002, 2001 and 2000 were $46.8 million and $59.4 million, $34.2 million and $38.0 million, and $37.3 million and $44.5 million, respectively. Additionally, the Company ceded to MCCA premiums earned and losses and loss adjustment expenses in 2002, 2001 and 2000 of $32.6 million and $49.8 million, $7.2 million and $44.5 million, and $3.7 million and $31.1 million, respectively.
     Because the MCCA is supported by assessments permitted by statute, and all amounts billed by the Company to CAR and MCCA have been paid when due, the Company believes that it has no significant exposure to uncollectible reinsurance balances from these two entities.
     The effects of reinsurance were as follows:

FOR THE YEARS ENDED DECEMBER 31                2002          2001          2000
-------------------------------------------------------------------------------
(In millions)

Life and accident and health
 insurance premiums:
  Direct                                 $     85.7    $     89.1    $     94.3
  Assumed                                       0.6           0.7           0.7
  Ceded                                       (36.7)        (38.2)        (41.0)
-------------------------------------------------------------------------------
Net premiums                             $     49.6    $     51.6    $     54.0
===============================================================================
Property and casualty premiums
 written:
  Direct                                 $  2,478.8    $  2,510.6    $  2,391.7
  Assumed                                      66.6          52.7          63.5
  Ceded                                      (279.6)       (285.6)       (303.6)
-------------------------------------------------------------------------------
Net premiums                             $  2,265.8    $  2,277.7    $  2,151.6
===============================================================================
Property and casualty premiums
 earned:
  Direct                                 $  2,487.4    $  2,438.6    $  2,297.8
  Assumed                                      61.7          53.5          66.8
  Ceded                                      (278.6)       (293.7)       (299.8)
-------------------------------------------------------------------------------
Net premiums                             $  2,270.5    $  2,198.4    $  2,064.8
===============================================================================
Life and accident and health
 insurance and other individual
 policy benefits, claims, losses
 and loss adjustment expenses:
  Direct                                 $    542.0    $    463.0    $    455.3
  Assumed                                       6.1           0.3           0.3
  Ceded                                       (31.8)        (46.1)        (35.1)
-------------------------------------------------------------------------------
Net policy benefits, claims, losses
 and loss adjustment expenses            $    516.3    $    417.2    $    420.5
===============================================================================
Property and casualty benefits,
 claims, losses and loss
 adjustment expenses:
  Direct                                 $  1,817.2    $  2,026.4    $  1,819.5
  Assumed                                      79.2          91.4          68.1
  Ceded                                      (210.7)       (281.9)       (326.3)
-------------------------------------------------------------------------------
Net policy benefits, claims, losses
 and loss adjustment expenses            $  1,685.7    $  1,835.9    $  1,561.3
===============================================================================

NINETEEN

DEFERRED POLICY ACQUISITION COSTS

The following reflects the changes to the deferred policy acquisition asset:

For the Years Ended December 31             2002          2001          2000
----------------------------------------------------------------------------
(In millions)

Balance at beginning of year          $  1,784.2    $  1,608.2    $  1,399.9
 Acquisition expenses deferred             710.0         688.8         684.1
 Amortized to expense during
  the year                                (921.4)       (479.2)       (456.6)
 Impairment of DAC asset
  related to annuity business             (159.0)           --            --
 Impairment of DAC asset
  related to sale of universal
  life insurance business                 (155.9)           --            --
 Adjustment to equity during
  the year                                 (15.7)         (2.0)        (19.2)
 Adjustment for commission
  buyout program                              --         (31.6)           --
----------------------------------------------------------------------------
Balance at end of year                $  1,242.2    $  1,784.2    $  1,608.2
============================================================================

Prior to September 30, 2002, the Company manufactured and sold variable annuities, variable universal life and traditional life insurance products. Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products. As a result, the Company determined that the DAC asset related to one distribution channel for its annuity business exceeded the present value of its total expected gross profits. Therefore, the Company recognized a permanent impairment of its DAC asset of $159.0 million related to this item. Additionally, the Company recognized approximately $203 million of additional amortization related to the impact of the equity market on future gross profits of the Company's life insurance and annuity products and approximately $200 million of additional amortization related to the changes in several actuarial estimates related to the Company's life insurance and annuity products. Also, in 2002, the Company recognized a permanent impairment related to its universal life DAC asset of $155.9 million due to the sale of that business.
     During 2001, the Company implemented an in-force trail commission program on certain annuity business previously written by qualifying agents. This program provided for the election of a trail commission on in-force business in exchange for the buyout of deferred commissions.

TWENTY

LIABILITIES FOR OUTSTANDING CLAIMS, LOSSES AND LOSS
ADJUSTMENT EXPENSES

The Company regularly updates its estimates of liabilities for outstanding claims, losses and loss adjustment expenses as new information becomes available and further events occur which may impact the resolution of unsettled claims for its property and casualty and its accident and health lines of business. Changes in prior estimates are recorded in results of operations as adjustments to losses and LAE in the year such changes are determined to be needed. Often these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are described as "prior year reserve development". Such development can be either favorable or unfavorable on the financial results of the Company.
     The liability for future policy benefits and outstanding claims, losses and loss adjustment expenses, excluding the effect of reinsurance, related to the Company's accident and health business, consisting of the Company's exited individual health business and its discontinued group accident and health business, was $434.8 million, $463.5 million and $519.3 million at December 31, 2002, 2001 and 2000, respectively. Reinsurance recoverables related to this business were $329.3 million, $343.0 million and $335.9 million in 2002, 2001 and 2000, respectively. The decreases in 2002 and 2001 were primarily attributable to the continued run-off of the group accident and health business. Also, the decrease in 2000 was impacted by the Company's entrance into a reinsurance agreement which provided for the cession of the Company's long-term group disability reserves, partially offset by reserve strengthening in the reinsurance pool business.

     The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31              2002          2001        2000
----------------------------------------------------------------------------
(In millions)

Reserve for losses and LAE,
 beginning of year                     $  2,921.5    $  2,719.1    $  2,618.7
Incurred losses and LAE, net of
 reinsurance recoverable:
 Provision for insured events
  of current year                         1,682.1       1,708.3       1,634.9
 Increase (decrease) in
  provision for insured events
  of prior years/(1)/                         6.4         107.4         (87.4)
 Losses related to selected
  property & casualty exited
  agencies, policies, groups &
  programs, for current year                   --          12.1            --
----------------------------------------------------------------------------
Total incurred losses and LAE             1,688.5       1,827.8       1,547.5
----------------------------------------------------------------------------
Payments, net of reinsurance
 recoverable:
  Losses and LAE attributable
   to insured events of
   current year                             898.0         892.8         870.2
  Losses and LAE attributable
   to insured events of
   prior years                              763.6         780.3         703.8
----------------------------------------------------------------------------
Total payments                            1,661.6       1,673.1       1,574.0
----------------------------------------------------------------------------
Change in reinsurance
 recoverable on unpaid losses                13.3          47.7         126.9
----------------------------------------------------------------------------
Reserve for losses and LAE,
 end of year                           $  2,961.7    $  2,921.5    $  2,719.1
============================================================================

(1) The increase in provision for insured events of prior years in 2001 includes $40.8 million of losses related to selected property and casualty exited agencies, policies, groups and programs and $33.0 million of losses related to voluntary pool claims.

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were increased by $6.4 million and $107.4 million in 2002 and 2001, respectively, and decreased by $87.4 million in 2000.
     During the year ended December 31, 2002 and 2001, estimated loss reserves for claims occurring in prior years developed unfavorably by $36.9 million and $146.6 million, respectively. During the year ended December 31, 2000 estimated loss reserves for claims occurring in prior years developed favorably by $25.9 million. The adverse development in both 2002 and 2001 is primarily the result of increased claim severity for personal automobile medical settlements for Citizens. As these settlements have risen beyond previous estimates, reserve increases have been recognized in the period in which the information is obtained. The increase in the prior year reserve estimates for other commercial lines during 2002 is primarily due to the recognition of approximately $5 million in additional reserves for asbestos claims in the Excess and Casualty Reinsurance Association ("ECRA") voluntary pool.
     In addition, the Company experienced adverse development in 2001 as a result of the $40.8 million reserve increase on prior years resulting from the agency management actions discussed in Note 3 - "Significant Transactions". This reserve increase affected primarily the commercial multiple peril, personal automobile, commercial automobile and workers' compensation lines. Additionally, other commercial lines' prior year reserves developed adversely due to a $33.0 million reserve increase in the ECRA voluntary pool. Personal automobile prior year reserves developed adversely due to the aforementioned increased claim severity related to medical settlements for Citizens. In addition to the effect from the agency management actions, the commercial automobile and commercial multiple peril lines experienced adverse development. The increased reserves in these lines is primarily attributable to increased claim payments in the 2000 and 1999 accident years. As these payments have increased above historical amounts, actuarial projections of future settlements have increased the estimated ultimate reserves on prior years.
     During 2000, the favorable loss development is primarily the result of a decrease in prior year reserves in the personal automobile line. The Company began to experience an improvement in the Northeast in the personal automobile line as claim payment severity began to decrease in accident years 1999 and 1998. As the certainty of the improvement in claim payment severity for accident years 1999 and 1998 increased, ultimate losses for those accident years were reduced and favorable development was recorded during calendar year 2000.
     During the years ended December 31, 2002, 2001 and 2000, estimated loss adjustment expense reserves for claims occurring in prior years developed favorably by $30.5 million, $39.2 million and $61.5 million, respectively. The favorable development in all the periods is primarily attributable to claims process improvement initiatives taken by the Company during the 1997 to 2001 calendar year period. Since 1997, the Company has lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish certain trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology impacting future claim settlement assumptions. As these measures improved average settlement costs, the actuarial estimate of future settlement costs are reduced and favorable development is recorded. These measures are complete.
     Reserves established for current year losses and LAE in 2002 and 2001 consider the factors that resulted in the favorable development of prior years' loss and LAE reserves during 2000 and earlier years. Accordingly, current year reserves are modestly lower, relative to those initially established for similar exposures in years prior to 2001.
     Although the Company does not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, the Company may be required to defend such claims. The table below summarizes direct business asbestos and environmental reserves (net of reinsurance and excluding pools):

                                        2002        2001       2000
-------------------------------------------------------------------
(In millions)

Reserves for losses and LAE,
 beginning of year                  $   26.7    $   25.5   $   34.7
Incurred losses & LAE                   (0.8)        4.2        0.7
Paid losses & LAE                        0.3         3.0       10.0
-------------------------------------------------------------------
Reserves for losses and LAE,
 end of year                        $   25.6    $   26.7   $   25.4
===================================================================

Ending losses and LAE reserves for all direct business written by its property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $25.6 million, $26.7 million and $25.4 million, net of reinsurance of $16.0 million, $13.0 million and $15.9 million in 2002, 2001 and 2000, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the three-year period ended December 31, 2002. The Company estimates its ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company believes that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims are adequate. In addition, the Company is not aware of any litigation or pending claims that may result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.
     In addition, the Company has established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $45.2 million, $39.3 million and $10.6 million in 2002, 2001 and 2000, respectively. These reserves relate to pools that the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. The Company was a participant in ECRA from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. The Company's participation in this pool has resulted in average paid losses of $2.3 million annually over the past ten years. During 2001, the pool commissioned an independent actuarial review of the current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, the Company recorded an additional $33.0 million of losses in the fourth quarter of 2001. This reserving action has been presented as a separate line item in the Consolidated Statements of Income. Because of the inherent uncertainty regarding the types of claims in these pools, there can be no assurance that these reserves will be sufficient. During 2002, the Company recorded an additional $5.0 million of loss reserves related to ECRA.

TWENTY-ONE

CONTINGENCIES

REGULATORY AND INDUSTRY DEVELOPMENTS

Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by state guaranty funds, or voluntary payments by solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future pre-mium taxes in some states. The Company is not able to reasonably estimate the potential impact of any such future assessments or voluntary payments.

LITIGATION

In 1997, a lawsuit on behalf of a putative class was instituted against the Company alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In November 1998, the Company and the plaintiffs entered into a settlement agreement and in May 1999, the Federal District Court in Worcester, Massachusetts approved the settlement agreement and certified the class for this purpose. AFC recognized a $31.0 million pre-tax expense in 1998 related to this litigation. The Company recognized pre-tax benefits of $2.5 million and $7.7 million in 2002 and 2001, respectively, resulting from the refinement of cost estimates. Although the Company believes that it has appropriately recognized its obligation under the settlement, this estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers.
     The Company has been named a defendant in various other legal proceedings arising in the normal course of business. In the Company's opinion, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company's consolidated financial statements.

RESIDUAL MARKETS

The Company is required to participate in residual markets in various states. The results of the residual markets are not subject to the predictability associated with the Company's own managed business, and are significant to the workers' compensation line of business and both the personal and commercial automobile lines of business.

TWENTY-TWO

STATUTORY FINANCIAL INFORMATION

The Company's insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory surplus differs from shareholders' equity reported in accordance with generally accepted accounting principles primarily because policy acquisition costs are expensed when incurred, statutory accounting principles require asset valuation and interest maintenance reserves, postretirement benefit costs are based on different assumptions and reflect a different method of adoption, life insurance reserves are based on different assumptions and the recognition of deferred tax assets is based on different recoverability assumptions.
     Effective January 1, 2001, the Company's insurance subsidiaries adopted the National Association of Insurance Commissioners' uniform statutory accounting principles, or Codification, in accordance with requirements prescribed by state authorities. A cumulative effect of the change in accounting principle resulted from the adoption of Codification and was reflected as an adjustment to surplus in 2001. This adjustment represents the difference between total capital and surplus as of January 1, 2001 and the amount total capital and surplus would have been had the accounting principles been applied retroactively for all prior periods. As of January 1, 2001, the property and casualty and life and health insurance subsidiaries recorded cumulative effect adjustments of $82.4 million and $45.0 million, respectively. The adjustment reflected by the property and casualty insurance subsidiaries consisted of an increase in surplus of $141.9 million related to the establishment of deferred tax assets and reductions in surplus of $59.5 million related to changes in valuations of other invested assets and non-admitted assets. The adjustment reflected by the life and health insurance subsidiaries included an increase in surplus of $49.7 million related to the establishment of deferred tax assets and the change in valuation of pension liabilities. Reductions in surplus reflected by the life and health insurance subsidiaries totaled $4.7 million and resulted from the change in valuations of post-employment benefits and non-admitted assets.

Statutory net income (loss) and surplus are as follows:

                                            2002        2001         2000
--------------------------------------------------------------------------
(In millions)

Statutory Net Income
(Loss) - Combined
 Property and Casualty Companies        $   11.8    $   (7.9)   $    111.8
 Life and Health Companies                (296.0)      (44.9)        (43.6)
--------------------------------------------------------------------------
Statutory Shareholders'
Surplus - Combined
 Property and Casualty Companies        $  834.0    $  926.1    $  1,036.2
 Life and Health Companies                 427.1       377.9         528.5
==========================================================================

TWENTY-THREE

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2002 and 2001 are summarized below:

FOR THE THREE MONTHS ENDED
----------------------------------------------------------------------------------------
(In millions, except per share data)

2002                                  March 31       June 30      Sept. 30       Dec. 31
----------------------------------------------------------------------------------------
Total revenues                      $    849.3    $    798.4    $    854.9    $    814.0
Net income (loss)                   $     47.9    $    (55.5)   $   (313.4)   $     14.9
Net income (loss) per share:
 Basic                              $     0.91    $    (1.05)   $    (5.93)   $     0.28
 Diluted                            $     0.90    $    (1.05)   $    (5.93)   $     0.28
Dividends declared
 per share                          $       --    $       --    $       --    $       --
========================================================================================
2001
----------------------------------------------------------------------------------------
Total revenues                      $    845.9    $    795.2    $    853.0    $    817.7
Net income (loss)                   $     23.2    $     13.2    $     31.2    $    (70.7)
Net income (loss) per share:
 Basic                              $     0.44    $     0.25    $     0.59    $    (1.34)
 Diluted                            $     0.44    $     0.25    $     0.59    $    (1.34)
Dividends declared
 per share                          $       --    $       --    $       --    $     0.25
========================================================================================

Note: Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year. Diluted net loss per share for the three months ended June 30 and September 30, 2002 and for December 31, 2001 represents basic loss per share due to antidilution.

During the fourth quarter of 2002, the Company recognized a gain from the retirement of trust instruments supported by funding obligations of $66.7 million, net of taxes (see Note 3 - Significant Transactions). In addition, the Company recognized after-tax charges of $20.3 million and $9.6 million related to the loss from the sale of its universal life insurance business and the restructuring of its AFS segment, respectively (see Note 3 - Significant Transactions).
     During the fourth quarter of 2001, the Company recognized after-tax charges of $44.4 million and $21.5 million related to the exit of selected property and casualty agencies, policies, groups and programs, and to voluntary pool environmental losses, respectively. (see Note 20 - Liabilities for Outstanding Claims, Losses and Loss Adjustment Expenses). In addition, the Company recognized losses on derivative instruments of $24.4 million, net of taxes, in the fourth quarter of 2001, primarily as a result of hedge ineffectiveness (see
Note 4 - Investments, Cash Flow Hedges).

Item 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Information regarding Directors of the Company is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2003, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning the executive officers of the Company.

Bruce C. Anderson, 58
Vice President of the Company since February 1995
     Mr. Anderson has been Vice President of AFC since February 1995. Mr. Anderson has been employed by FAFLIC since 1967 and has been Vice President and Director of FAFLIC since October 1984 and April 1996, respectively.

J. Kendall Huber, 48
Senior Vice President and Executive Officer of the Chairman since October 2002 Vice President and General Counsel of the Company since March 2000
     Mr. Huber has been Vice President, General Counsel and Assistant Secretary of AFC and FAFLIC since March 2000. Prior to joining AFC, Mr. Huber was Executive Vice President, General Counsel, and Secretary of Promus Hotel Corporation from February 1999 to January 2000. Previously, Mr. Huber was Vice President and Deputy General Counsel of Legg Mason, Inc., from November 1998 to January 1999. He has also served as Vice President and Deputy General Counsel of USF&G Corporation, where he was employed from March 1990 to August 1998.

Mark Hug, 45
Vice President of the Company since October 2001
     Mr. Hug has been Vice President of AFC since October 2001. He has been President and Chief Executive Officer of AFLIAC since December 2001, of FAFLIC since October 2002, and was Vice President of FAFLIC from April 2000 to October 2002. Prior to joining AFC, Mr. Hug was Senior Vice President, Product and Marketing of Equitable Life Insurance Company from April 1997 to April 2000. Previously, Mr. Hug was Vice President, Sales of Aetna Insurance Company from April 1992 to April 1997.

John P. Kavanaugh, 48
Vice President and Chief Investment Officer of the Company since September 1996
     Mr. Kavanaugh has been Vice President and Chief Investment Officer of AFC since September 1996, has been employed by FAFLIC since 1983, and has been Vice President of FAFLIC since December 1991.

Edward J. Parry, III, 43
Senior Vice President and Executive Officer of the Chairman since October 2002 President of Allmerica Asset Accumulation since October 2002
Chief Financial Officer of the Company since December 1996
     Mr. Parry has been Chief Financial Officer of AFC and FAFLIC since December 1996. He has also been Vice President of AFC since February 1995 and was Treasurer from February 1995 to March 2000. He has been a Vice President of FAFLIC since February 1993 and was Treasurer from February 1993 until March 2000.

Robert P. Restrepo, Jr., 52
Senior Vice President and Executive Officer of the Chairman since October 2002 President of Allmerica Property & Casualty Companies since May 1998
Vice President of the Company since May 1998
     Mr. Restrepo has been Vice President of AFC and FAFLIC since May 1998. He has been President and Chief Executive Officer of the Hanover Insurance Company since December 2001. He was President and Chief Executive Officer of Allmerica Property and Casualty Companies, Inc. from May 1998 to December 2000. Prior to joining AFC, Mr. Restrepo was Chief Executive Officer, Personal Lines at Travelers Property and Casualty, a member of the Travelers Group from January 1996 to May 1998. Additionally, Mr. Restrepo was the Senior Vice President, Personal Lines at Aetna Life & Casualty Company from March 1991 to January 1996.

Gregory D. Tranter, 46
Vice President and Chief Information Officer of the Company since October 2000
     Mr. Tranter has been Vice President and Chief Information Officer of AFC since October 2000. Mr. Tranter has been Vice President and Chief Information Officer of AFC's insurance subsidiaries since August 1998. Prior to joining AFC, Mr. Tranter was Vice President, Automation Strategy of Travelers Property & Casualty Company from April 1996 to July 1998. Mr. Tranter was employed by Aetna Life & Casualty Company from 1983 to 1996.

Item 11 -- EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2003, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

Reference is made to the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2003, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference.

Item 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2003, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

Item 14 -- CONTROLS AND PROCEDURES
Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company's Executive Office of the Chairman and Chief Financial Officer have concluded the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 61 to 100 of this Form 10-K.

                                                                   Page No. in
                                                                   this Report

Report of Independent Accountants...........................................61
Consolidated Statements of Income for the years ended
 December 31, 2002, 2001 and 2000...........................................63
Consolidated Balance Sheets as of December 31, 2002 and 2001................64
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.....................................65
Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.....................................66
Consolidated Statements of Cash Flows for the years ended
 December 31, 2002, 2001 and 2000...........................................67
Notes to Consolidated Financial Statements..............................68-100

(a)(2) FINANCIAL STATEMENT SCHEDULES
                                                                   Page No. in
Schedule                                                           this Report
       Report of Independent Accountants on Financial
        Statement Schedules................................................112
I      Summary of Investments-Other than Investments in
        Related Parties....................................................113
II     Condensed Financial Information of Registrant...................114-116
III    Supplementary Insurance Information.................................117
IV     Reinsurance.........................................................118
V      Valuation and Qualifying Accounts...................................119
VI     Supplemental Information Concerning
        Property/Casualty Insurance Operations.............................120

(a)(3) EXHIBIT INDEX

Exhibits filed as part of this Form 10-K are as follows:

2.1     Plan of Reorganization. +

2.2 Stock and Asset Purchase Agreement by an among State Mutual Life Assurance Company of America, 440 Financial Group of Worcester, Inc., and The Shareholder Services Group, Inc. dated as of March 9, 1995.++

3.1     Certificate of Incorporation of AFC.+

3.2     Amended By-Laws of AFC.

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

10.5 State Mutual Life Assurance Company of America Excess Benefit Retirement Plan.+

10.6 State Mutual Life Assurance Company of America Supplemental Executive Retirement Plan.+

10.7    State Mutual Incentive Compensation Plan.+

10.9 Indenture of Lease between State Mutual Life Assurance Company of America and The Hanover Insurance Company dated July 3, 1984 and corrected First Amendment to Indenture of Lease dated December 20, 1993.+

10.12 Lease dated March 23, 1993 by and between Aetna Life Insurance Company and State Mutual Life Assurance Company of America, including amendments thereto, relating to property in Atlanta, Georgia.+

10.13 Stockholder Services Agreement dated as of January 1, 1992 between Private Healthcare Systems, Inc. and State Mutual Life Assurance Company of America, the successor to its wholly-owned subsidiary, Group Healthcare Network, Inc.+

10.16 Trust Indenture for the State Mutual Life Assurance Company of America Employees' 401(k) Matched Savings Plan between State Mutual Life Assurance Company of America and Bank of Boston/ Worcester.+

10.17 State Mutual Life Assurance Company of America Non-Qualified Executive Retirement Plan.+

10.18 State Mutual Life Assurance Company of America Non-Qualified Executive Deferred Compensation Plan.+

10.19 The Allmerica Financial Cash Balance Pension Plan incorporated by reference to Exhibit 10.19 to the Allmerica Financial Corporation September 30, 1995 report on Form 10-Q and incorporated herein by reference.

10.20   Amended Allmerica Financial Corporation Employment Continuity
        Plan.++++++

10.21 Amended and Restated Form of Non-Solicitation Agreement executed by substantially all of the executive officers of AFC incorporated by reference to Exhibit 10.21 to the Allmerica Financial Corporation June 30, 1997 report on Form 10-Q and incorporated herein by reference.

10.23 Amended Allmerica Financial Corporation Long-Term Stock Incentive Plan.++++++

10.24 The Allmerica Financial Corporation Non-Employee Director Stock Ownership Plan incorporated by reference to Exhibit 10.21 to the Allmerica Financial Corporation June 30, 1996 report on Form 10-Q and incorporated herein by reference.

10.25 Reinsurance Agreement dated September 29, 1997 between First Allmerica Financial Life Insurance Company and Metropolitan Life Insurance Company.++++

10.27 Deferral Agreement, dated April 4, 1997, between Allmerica Financial Corporation and John F. O'Brien. ++++

10.29 Credit Agreement dated as of June 17, 1998 between the Registrant and the Chase Manhattan Bank.+++++

10.30 Form of Deferral Agreement executed by substantially all of the executive officers of AFC dated January 30, 1998.+++++

10.31 Form of Restricted Stock Agreement, dated January 30, 1998 and executed by substantially all of the executive officers of AFC.+++++

10.32 Form of Converted Stock Agreement, dated January 30, 1998 and executed by substantially all of the executive officers of AFC.+++++

10.34 Restricted Stock Agreement, dated May 26, 1998, between Allmerica Financial Corporation and Robert P. Restrepo, Jr.+++++

10.35 Credit Agreement dated as of December 1, 1998 between the Registrant and the Chase Manhattan Bank.+++++

10.36 Amendment to the Credit Agreement dated as of June 17, 1998 between the Registrant and the Chase Manhattan Bank incorporated by reference to Exhibit to the Allmerica Financial Corporation June 30, 1999 report on Form 10-Q and incorporated herein by reference.

10.37 Allmerica Financial Corporation Short-Term Incentive Compensation Plan incorporated herein by reference to Exhibit A contained in the Registrant's Proxy Statement (Commission File No. 001-13754) originally filed with the Commission on March 31, 1999.

10.38 Amendment to the Credit Agreement dated as of May 27, 2002 between the Registrant and JPMorgan Chase Bank.*

10.39 Stock Pledge and Loan Agreement dated as of February 5, 2001 between AMGRO, Inc., a subsidiary of the Registrant, and Robert P. Restrepo, Jr. incorporated by reference to Exhibit 10.39 to the Allmerica Financial Corporation June 30, 2001 report on Form 10-Q and incorporated herein by reference.

10.40 Severance Agreement, dated November 19, 2001, between First Allmerica Life Insurance Company and Eric A. Simonsen.++++++

10.41 Stop/Loss Reinsurance Agreement effective September 30, 2001, between Allmerica Financial Life Insurance and Annuity Company and Lincoln National Reassurance Company.*

10.42 Amended and Restated Put Option Agreement dated September 30, 2001 between Allmerica Financial Corporation and Old Fort Insurance Company, Ltd.*

10.43 Agreement dated October 24, 2002 with the Massachusetts Division of Insurance.**

10.44 Section 83(b) Agreement, dated March 21, 2000, between First Allmerica Financial Life Insurance Company and John F. O'Brien.**

10.45 Section 83(b) Agreement, dated March 21, 2000, between First Allmerica Financial Life Insurance Company and Richard M. Reilly.**

10.46 Section 83(b) Agreement, dated March 21, 2000, between First Allmerica Financial Life Insurance Company and J. Kendall Huber.**

10.47 Consulting Agreement, dated October 25, 2002, between the Registrant and John F. O'Brien.**

10.48 Employment Agreement, dated November 1, 2002, between First Allmerica Financial Life Insurance Company and Bruce C. Anderson.

10.49 Employment Agreement, dated November 1, 2002, between First Allmerica Financial Life Insurance Company and J. Kendall Huber.

10.50 Employment Agreement, dated November 1, 2002, between First Allmerica Financial Life Insurance Company and Edward J. Parry, III.

10.51 Employment Agreement, dated November 1, 2002, between First Allmerica Financial Life Insurance Company and Robert P. Restrepo, Jr.

10.52 Agreement, dated November 6, 2002, between the Registrant and Michael P. Angelini.

10.53 Agreement, dated December 23, 2002, between the Registrant and the Massachusetts Division of Insurance.

10.54 Asset Transfer and Acquisition Agreement, effective as of December 31, 2002, by and among Allmerica Financial Life Insurance and Annuity Company, First Allmerica Financial Life Insurance Company and John Hancock Life Insurance Company.***

10.55   Amended and Restated Non-Employee Director Stock Ownership Plan.

21      Subsidiaries of AFC.

23      Consent of Independent Accountants.

24      Power of Attorney.

99.1    Internal Revenue Service Ruling dated April 15, 1995.+

99.2    Important Factors Regarding Forward Looking Statements.

99.3 Certification of J. Kendall Huber, Executive Officer of the Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification of Edward J. Parry III, Executive Officer of the Chairman and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.5 Certification of Robert P. Restrepo, Jr., Executive Officer of the Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


------------

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

++++++ Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's 2001 Annual Report on Form 10-K originally filed with the Commission on April 1, 2002.

* Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's June 30, 2002 Report on Form 10-Q originally filed with the Commission on August 14, 2002.

** Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant's September 30, 2002 Report on Form 10-Q originally filed with the Commission on November 14, 2002.

***     Confidential treatment requested as to certain portions of the exhibit.

(b) REPORTS ON FORM 8-K

On February 3, 2003, Allmerica Financial Corporation announced net operating income and net income for the fourth quarter of 2002 and a net operating loss and a net loss for the full-year 2002.
     On January 8, 2003, Allmerica Financial Corporation announced a series of transactions which will significantly improve the statutory capital positions of its life insurance companies. The benefits of these actions will be reflected in the statutory capital of the Company's life insurance subsidiaries as of December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALLMERICA FINANCIAL CORPORATION
                                                      REGISTRANT

Date: March 24, 2003                 By:        /s/ J. Kendall Huber
                                         -----------------------------------
                                                  J. Kendall Huber,
                                           Executive Officer of the Chairman

Date: March 24, 2003                 By:      /s/ Edward J. Parry III
                                         -----------------------------------
                                                Edward J. Parry III,
                                          Executive Officer of the Chairman,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

Date: March 24, 2003                 By:     /s/ Robert P. Restrepo, Jr.
                                         -----------------------------------
                                               Robert P. Restrepo, Jr.,
                                          Executive Officer of the Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2003                 By:         /s/ J. Kendall Huber
                                         -----------------------------------
                                                  J. Kendall Huber,
                                          Executive Officer of the Chairman

Date: March 24, 2003                 By:      /s/ Edward J. Parry III
                                         -----------------------------------
                                                Edward J. Parry III,
                                          Executive Officer of the Chairman,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

Date: March 24, 2003                 By:     /s/ Robert P. Restrepo, Jr.
                                         -----------------------------------
                                               Robert P. Restrepo, Jr.,
                                          Executive Officer of the Chairman

Date: March 24, 2003                 By:                  *
                                         -----------------------------------
                                                Michael P. Angelini,
                                                      Chairman

Date: March 24, 2003                 By:
                                         -----------------------------------
                                                   E. Gordon Gee,
                                                      Director

Date: March 24, 2003                 By:
                                         -----------------------------------
                                                  Samuel J. Gerson,
                                                      Director

Date: March 24, 2003                 By:                  *
                                         -----------------------------------
                                                  Gail L. Harrison,
                                                      Director

Date: March 24, 2003                 By:
                                         -----------------------------------
                                                 Robert P. Henderson,
                                                      Director

Date: March 24, 2003                 By:                  *
                                         -----------------------------------
                                                 M Howard Jacobson,
                                                      Director

Date: March 24, 2003                 By:                  *
                                         -----------------------------------
                                                  Wendell J. Knox,
                                                      Director

Date: March 24, 2003                 By:                  *
                                         -----------------------------------
                                                  Robert J. Murray,
                                                      Director

Date: March 24, 2003                 By:
                                         -----------------------------------
                                                  Terrence Murray,
                                                      Director

Date: March 24, 2003                 By:                  *
                                         -----------------------------------
                                                  John F. O'Brien,
                                                      Director

Date: March 24, 2003                 By:                  *
                                         -----------------------------------
                                                  John R. Towers,
                                                      Director

Date: March 24, 2003                 By:                  *
                                         -----------------------------------
                                                 Herbert M. Varnum,
                                                      Director

                                    *By:      /s/ Edward J. Parry III
                                         -----------------------------------
                                                 Edward J. Parry III,
                                                   Attorney-in-fact

CERTIFICATIONS

I, J. Kendall Huber, certify that:
     1. I have reviewed this annual report on Form 10-K of Allmerica Financial Corporation;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                                /s/ J. Kendall Huber
                                         -----------------------------------
                                                 J. Kendall Huber,
                                          Executive Officer of the Chairman

I, Edward J. Parry III, certify that:
     1. I have reviewed this annual report on Form 10-K of Allmerica Financial Corporation;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                               /s/ Edward J. Parry III
                                         -----------------------------------
                                                 Edward J. Parry III,
                                          Executive Officer of the Chairman
                                             and Chief Financial Officer

I, Robert P. Restrepo, Jr., certify that:
     1. I have reviewed this annual report on Form 10-K of Allmerica Financial Corporation;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                             /s/ Robert P. Restrepo, Jr.
                                         -----------------------------------
                                               Robert P. Restrepo, Jr.,
                                          Executive Officer of the Chairman

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Allmerica Financial Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 30, 2003, which contains an explanatory paragraph with respect to the change in the Company's method of accounting for goodwill in 2002 and derivative instruments in 2001, appearing in the 2002 Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP
Boston, Massachusetts
January 30, 2003

SCHEDULE I

ALLMERICA FINANCIAL CORPORATION
SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------------
(In millions)
                                                                                                        Amount at
                                                                                                      which shown
                                                                                                   in the balance
Type of Investment                                                        Cost/(1)/        Value            sheet
-----------------------------------------------------------------------------------------------------------------
Fixed maturities:
 Bonds:
  United States Government and government agencies and authorities       $    614.3   $    638.6   $        638.6
  States, municipalities and political subdivisions                         1,448.3      1,499.7          1,499.7
  Foreign governments                                                          14.1         14.8             14.8
  Public utilities                                                            601.6        623.8            623.8
  All other corporate bonds                                                 4,870.9      5,056.7          5,056.7
 Redeemable preferred stocks                                                  166.7        169.5            169.5
-----------------------------------------------------------------------------------------------------------------
   Total fixed maturities                                                   7,715.9      8,003.1          8,003.1
-----------------------------------------------------------------------------------------------------------------
Equity securities:
 Common stocks:
  Banks, trust and insurance companies                                         33.4         34.7             34.7
  Industrial, miscellaneous and all other                                       0.6          2.7              2.7
 Nonredeemable preferred stocks                                                15.1         15.4             15.4
-----------------------------------------------------------------------------------------------------------------
   Total equity securities                                                     49.1         52.8             52.8
-----------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate                                                 259.8        XXXXX            259.8
Policy loans                                                                  361.4        XXXXX            361.4
Other long-term investments                                                   127.5        XXXXX            129.7
-----------------------------------------------------------------------------------------------------------------
   Total investments                                                     $  8,513.7        XXXXX   $      8,806.8
=================================================================================================================

(1) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

SCHEDULE II

ALLMERICA FINANCIAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY
STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31                                                2002        2001        2000
-----------------------------------------------------------------------------------------------------------
Revenues
 Net investment income                                                   $      1.8    $    1.1    $    3.6
 Net realized investment gains (losses)                                         0.7        (6.1)        2.6
-----------------------------------------------------------------------------------------------------------
  Total revenues                                                                2.5        (5.0)        6.2
-----------------------------------------------------------------------------------------------------------
Expenses
 Interest expense, net                                                         40.6        40.6        40.6
 Expense pursuant to a subsidiary reinsurance agreement                        30.6          --          --
 Operating expenses                                                             4.3         4.9         2.7
-----------------------------------------------------------------------------------------------------------
  Total expenses                                                               75.5        45.5        43.3
-----------------------------------------------------------------------------------------------------------
Net loss before federal income taxes and equity in net income of
 unconsolidated subsidiaries                                                  (73.0)      (50.5)      (37.1)
Income tax benefit:
 Federal                                                                       24.9        15.3        13.2
 State                                                                          1.3         1.2          --
Equity in net (loss) income of unconsolidated subsidiaries                   (259.3)       30.9       223.8
-----------------------------------------------------------------------------------------------------------
Net (loss) income                                                        $   (306.1)   $   (3.1)   $  199.9
===========================================================================================================

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

ALLMERICA FINANCIAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY
BALANCE SHEETS

DECEMBER 31                                                                                           2002          2001
------------------------------------------------------------------------------------------------------------------------
(In millions, except share and per share data)
Assets
 Fixed maturities - at fair value (amortized cost of $47.6 and $11.3)                           $     49.2    $     11.1
 Cash and cash equivalents                                                                            15.4          16.9
 Investment in unconsolidated subsidiaries                                                         2,633.8       2,954.0
 Net receivable from subsidiaries                                                                       --          62.2
 Other assets                                                                                          3.7           2.3
------------------------------------------------------------------------------------------------------------------------
  Total assets                                                                                  $  2,702.1    $  3,046.5
------------------------------------------------------------------------------------------------------------------------
Liabilities
 Federal income taxes payable                                                                   $     72.6    $     18.9
 Expenses and state taxes payable                                                                     12.4          30.7
 Interest and dividends payable                                                                       14.2          13.9
 Net payable to subsidiaries                                                                          21.9            --
 Short-term debt                                                                                        --         83.1
 Long-term debt                                                                                      508.8         508.8
------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                                  629.9         655.4
------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
 Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued                --           --
 Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.4 million
  shares issued                                                                                        0.6           0.6
 Additional paid-in capital                                                                        1,768.4       1,758.4
 Accumulated other comprehensive loss                                                                (37.4)        (13.7)
 Retained earnings                                                                                   746.2       1,052.3
 Treasury stock at cost (7.5 million shares)                                                        (405.6)       (406.5)
------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                       2,072.2       2,391.1
------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                                    $  2,702.1    $  3,046.5
========================================================================================================================

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

ALLMERICA FINANCIAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY
STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31                                                               2002        2001       2000
--------------------------------------------------------------------------------------------------------------------------
(In millions)
Cash flows from operating activities
 Net (loss) income                                                                        $ (306.1)   $   (3.1)   $  199.9
 Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in net loss (income) of unconsolidated subsidiaries                                 259.3       (30.9)     (223.8)
  Dividend received from unconsolidated subsidiaries                                         101.0        41.1       109.8
  Net realized investment (gains) losses                                                      (0.7)        6.1        (2.6)
  Change in expenses and state taxes payable                                                 (19.1)       11.6         0.8
  Change in federal income taxes payable (receivable)                                         65.3         2.4        21.7
  Change in interest and dividends payable                                                     0.3         0.3         0.3
  Change in payable (receivable) from subsidiaries                                            94.1       (26.9)      (18.1)
  Other, net                                                                                  (1.1)        5.9        (1.5)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    193.0         6.5        86.5
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
 Capital contributed to unconsolidated subsidiaries                                          (80.2)      (23.9)      (16.9)
 Proceeds from disposals and maturities of available-for-sale fixed maturities                 8.8          --        33.5
 Purchase of available-for-sale fixed maturities                                             (41.1)      (11.3)         --
--------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                         (112.5)      (35.2)       16.6
--------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities
 Net proceeds from issuance of commercial paper                                              (83.1)       27.0        11.5
 Net proceeds from issuance of common stock                                                     --          --         0.6
 Treasury stock purchased at cost                                                               --          --      (104.1)
 Treasury stock reissued at cost                                                               1.1         5.3        23.3
 Dividends paid to shareholders                                                                 --       (13.3)      (13.4)
--------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                          (82.0)       19.0       (82.1)
--------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                       (1.5)       (9.7)       21.0
Cash and cash equivalents, beginning of year                                                  16.9        26.6         5.6
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                    $   15.4    $   16.9    $   26.6
==========================================================================================================================

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

ALLMERICA FINANCIAL CORPORATION
SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------------------
(In millions)
                                              Future
                                              policy
                                           benefits,                   Other                               Benefits  Amortization
                               Deferred      losses,                  policy                                claims,   of deferred
                                 policy       claims              claims and                      Net    losses and        policy
                            acquisition     and loss   Unearned     benefits     Premium   investment    settlement   acquisition
                                  costs     expenses   premiums      payable     revenue       income      expenses         costs
---------------------------------------------------------------------------------------------------------------------------------
Risk Management             $     215.1   $  3,142.4   $1,045.2   $     14.2   $ 2,272.0   $    202.0    $  1,683.5   $     424.5
Asset Accumulation
 Allmerica Financial
  Services                      1,027.1      3,824.2        1.8        550.5        48.1        283.9         495.0         655.8
 Allmerica Asset
  Management                         --           --         --        208.1          --        100.3          23.5           0.1
Corporate                            --           --         --           --          --          5.0            --            --
Eliminations                         --           --         --           --          --         (1.0)           --            --
---------------------------------------------------------------------------------------------------------------------------------
  Total                     $   1,242.2   $  6,966.6   $1,047.0   $    772.8   $ 2,320.1   $    590.2    $  2,202.0   $   1,080.4
=================================================================================================================================

                                Other
                            operating     Premiums
                             expenses      written
--------------------------------------------------
Risk Management             $   206.4    $ 2,267.3
Asset Accumulation
 Allmerica Financial
  Services                      354.4           --
 Allmerica Asset
  Management                     79.3           --
Corporate                        68.5           --
Eliminations                    (10.3)          --
--------------------------------------------------
  Total                     $   698.3    $ 2,267.3
==================================================

DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------------------------
(In millions)
                                               Future
                                               policy
                                            benefits,                       Other                                  Benefits
                               Deferred       losses,                      policy                                   claims,
                                 policy        claims                  claims and                         Net    losses and
                            acquisition      and loss      Unearned     benefits        Premium    investment    settlement
                                  costs      expenses      premiums       payable       revenue        income      expenses
---------------------------------------------------------------------------------------------------------------------------
Risk Management             $     199.0    $  3,126.3    $  1,049.9    $     24.9    $  2,205.7    $    216.0    $  1,753.1
Asset Accumulation
 Allmerica Financial
  Services                      1,585.2       4,003.1           2.6         567.1          49.0         288.9         344.6
 Allmerica Asset
  Management                         --            --            --       1,171.9            --         144.5          69.5
Corporate                            --            --            --            --            --           6.7            --
Eliminations                         --            --            --            --            --          (0.9)           --
---------------------------------------------------------------------------------------------------------------------------
  Total                     $   1,784.2    $  7,129.4    $  1,052.5    $  1,763.9    $  2,254.7    $    655.2    $  2,167.2
===========================================================================================================================

                             Amortization
                              of deferred
                                 policy         Other
                              acquisition      operating     Premiums
                                    costs       expenses      written
---------------------------------------------------------------------
Risk Management              $      401.7    $     309.7    $ 2,285.0
Asset Accumulation
 Allmerica Financial
  Services                           77.4          252.0           --
 Allmerica Asset
  Management                          0.1          100.1           --
Corporate                              --           70.5           --
Eliminations                           --           (7.5)          --
---------------------------------------------------------------------
  Total                      $      479.2    $     724.8    $ 2,285.0
=====================================================================

DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------
(In millions)
                                              Future
                                              policy
                                           benefits,                     Other                                Benefits
                               Deferred      losses,                    policy                                 claims,
                                 policy       claims                claims and                       Net    losses and
                            acquisition     and loss     Unearned     benefits      Premium   investment    settlement
                                  costs     expenses     premiums      payable      revenue       income      expenses
----------------------------------------------------------------------------------------------------------------------
Risk Management             $     187.2   $  3,017.5   $    978.8   $     25.1   $  2,066.7   $    218.4    $  1,563.0
Asset Accumulation
 Allmerica Financial
  Services                      1,420.8      3,480.8          2.8        531.5         52.1        283.6         315.1
 Allmerica Asset
  Management                        0.2           --           --      1,636.5           --        138.1         103.7
Corporate                            --           --           --           --           --          6.3            --
Eliminations                         --           --           --           --           --         (0.9)           --
----------------------------------------------------------------------------------------------------------------------
  Total                     $   1,608.2   $  6,498.3   $    981.6   $  2,193.1   $  2,118.8   $    645.5    $  1,981.8
======================================================================================================================

                            Amortization
                             of deferred
                                  policy         Other
                             acquisition     operating     Premiums
                                   costs      expenses      written
-------------------------------------------------------------------
Risk Management             $      373.2   $     184.9    $ 2,153.4
Asset Accumulation
 Allmerica Financial
  Services                          83.2         242.5           --
 Allmerica Asset
  Management                         0.2          23.0           --
Corporate                             --          82.3           --
Eliminations                          --          (7.0)          --
-------------------------------------------------------------------
  Total                     $      456.6   $     525.7    $ 2,153.4
===================================================================


SCHEDULE IV

ALLMERICA FINANCIAL CORPORATION
REINSURANCE

DECEMBER 31
------------------------------------------------------------------------------------------------------
(In millions)
                                                                     Assumed                Percentage
                                                       Ceded to         from                 of amount
                                             Gross        other        other          Net      assumed
                                            amount    companies    companies       amount       to net
------------------------------------------------------------------------------------------------------
2002
Life insurance in force                 $ 29,413.3   $ 20,365.0   $    413.4   $  9,461.7         4.37%
======================================================================================================

Premiums:
 Life insurance                         $     57.2   $      9.9   $      0.6   $     47.9         1.25%
 Accident and health insurance                28.5         26.8           --          1.7           --
 Property and casualty insurance           2,487.4        278.6         61.7      2,270.5         2.72%
------------------------------------------------------------------------------------------------------
Total premiums                          $  2,573.1   $    315.3   $     62.3   $  2,320.1         2.69%
======================================================================================================

2001
Life insurance in force                 $ 30,550.4   $ 21,108.8   $    454.1   $  9,895.7         4.59%
======================================================================================================

Premiums:
 Life insurance                         $     58.3   $     10.3   $      0.7   $     48.7         1.44%
 Accident and health insurance                30.8         27.9           --          2.9           --
 Property and casualty insurance           2,438.6        293.7         53.5      2,198.4         2.43%
------------------------------------------------------------------------------------------------------
Total premiums                          $  2,527.7   $    331.9   $     54.2   $  2,250.0         2.41%
======================================================================================================

2000
Life insurance in force                 $ 33,752.4   $ 19,375.5   $    488.3   $ 14,865.2         3.28%
======================================================================================================

Premiums:
 Life insurance                         $     62.6   $     11.4   $      0.7   $     51.9         1.35%
 Accident and health insurance                31.7         29.6           --          2.1          --
 Property and casualty insurance           2,297.8        299.8         66.8      2,064.8         3.24%
------------------------------------------------------------------------------------------------------
Total premiums                          $  2,392.1   $    340.8   $     67.5   $  2,118.8         3.19%
======================================================================================================


SCHEDULE V

ALLMERICA FINANCIAL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
------------------------------------------------------------------------------------------------------------------
(In millions)
                                                              Additions
                                                      --------------------------
                                                                                        Deductions
                                        Balance at      Charged to      Charged to            from         Balance
                                      beginning of       costs and           other       allowance       at end of
                                            period        expenses        accounts         account          period
------------------------------------------------------------------------------------------------------------------
2002
Mortgage loans                        $        3.8    $       (1.0)   $         --    $         --    $        2.8
Allowance for doubtful accounts               10.3            13.6              --            11.7            12.2
------------------------------------------------------------------------------------------------------------------
                                      $       14.1    $       12.6    $         --    $       11.7    $       15.0
==================================================================================================================
2001
Mortgage loans                        $        4.4    $        0.6    $         --    $        1.2    $        3.8
Allowance for doubtful accounts                6.9            18.8              --            15.4            10.3
------------------------------------------------------------------------------------------------------------------
                                      $       11.3    $       19.4    $         --    $       16.6    $       14.1
==================================================================================================================
2000
Mortgage loans                        $        5.8    $       (1.3)   $         --    $        0.1    $        4.4
Allowance for doubtful accounts                5.8             8.4              --             7.3             6.9
------------------------------------------------------------------------------------------------------------------
                                      $       11.6    $        7.1    $         --    $        7.4    $       11.3
==================================================================================================================


SCHEDULE VI

ALLMERICA FINANCIAL CORPORATION
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------------------------------
(In millions)
                                                    Reserves for     Discount, if
                                       Deferred       losses and    any, deducted
                                         policy             loss             from                               Net              Net
                                    acquisition       adjustment         previous         Unearned         premiums       investment
Affiliation with Registrant               costs   expenses /(2)/    column /(1)/    premiums /(2)/           earned           income
------------------------------------------------------------------------------------------------------------------------------------
Consolidated Property and
 Casualty Subsidiaries
    2002                         $        212.1   $      2,961.7   $           --   $      1,043.1   $      2,270.5   $        201.7
====================================================================================================================================
    2001                         $        195.8   $      2,921.5   $           --   $      1,047.7   $      2,198.4   $        215.4
====================================================================================================================================
    2000                         $        183.9   $      2,719.1   $           --   $        975.9   $      2,064.8   $        217.9
====================================================================================================================================

                                                                    Amortization
                                         Losses and loss              of deferred      Paid losses
                                       adjustment expenses                 policy         and loss              Net
                                 -------------------------------      acquisition       adjustment         premiums
                                   Current Year      Prior Years         expenses         expenses          written
-------------------------------------------------------------------------------------------------------------------
    2002                         $      1,682.1   $          6.4   $        424.5   $      1,661.6   $      2,265.8
===================================================================================================================
    2001                         $      1,720.4   $        107.4   $        401.7   $      1,673.1   $      2,277.7
===================================================================================================================
    2000                         $      1,634.9   $        (87.4)  $        373.2   $      1,574.0   $      2,151.6
===================================================================================================================

(1) The Company does not employ any discounting techniques.

(2) Reserves for losses and loss adjustment expenses are shown gross of $877.9 million, $864.6 million and $816.9 million of reinsurance recoverable on unpaid losses in 2002, 2001 and 2000, respectively. Unearned premiums are shown gross of prepaid premiums of $55.7 million, $55.6 million and $63.2 million in 2002, 2001 and 2000, respectively.

120