Form 10-Q
period 2003-03-31
ALLMERICA FINANCIAL CORP
filed 2003-05-15
CIK 944695

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
 (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______
                         Commission file number 1-13754

                         ALLMERICA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                       04-3263626
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 53,179,453 shares of common stock outstanding, as of May 1, 2003.

                                       36
                Total Number of Pages Included in This Document

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements
             Consolidated Statements of Income                                 3
             Consolidated Balance Sheets                                       4
             Consolidated Statements of Shareholders' Equity                   5
             Consolidated Statements of Comprehensive Income                   6
             Consolidated Statements of Cash Flows                             7
             Notes to Interim Consolidated Financial Statements           8 - 15

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         16 - 33

    Item 3.  Quantitative and Qualitative Disclosures About Market
             Risk                                                             34

    Item 4.  Controls and Procedures                                          34

PART II.     OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                 35

SIGNATURES                                                                    36



                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                         ALLMERICA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      (Unaudited)
                                                                                   Three Months Ended
                                                                                       March 31,
                                                                            ---------------------------------
 (In millions, except per share data)                                            2003               2002
-------------------------------------------------------------------------------------------------------------
Revenues
   Premiums........................................................      $       575.2      $       582.6
   Universal life and investment product policy fees...............               90.3               96.0
   Net investment income...........................................              118.7              150.5
   Net realized investment gains (losses)..........................               13.2              (12.3)
   Other income....................................................               52.4               32.5
                                                                            --------------     --------------
      Total revenues...............................................              849.8              849.3
                                                                            --------------     --------------

Benefits, losses and expenses
   Policy benefits, claims, losses and loss adjustment expenses....              486.7              536.4
   Policy acquisition expenses.....................................              171.3              111.5
   Gain from retirement of trust instruments supported by funding
       obligations.................................................               (4.7)               -
   Income from sale of universal life business.....................               (5.5)               -
   Gains on derivative instruments.................................               (1.5)             (16.3)
   Restructuring costs.............................................                3.3                -
   Other operating expenses........................................              151.6              152.6
                                                                            --------------     --------------
      Total benefits, losses and expenses..........................              801.2              784.2
                                                                            --------------     --------------
   Income before federal income taxes..............................               48.6               65.1
                                                                            --------------     --------------

   Federal income tax (benefit) expense:
      Current......................................................              (28.4)               9.8
      Deferred.....................................................               35.9               (0.3)
                                                                            --------------     --------------
         Total federal income tax expense..........................                7.5                9.5
                                                                            --------------     --------------
   Income before minority interest and cumulative effect of
           change in accounting principle..........................               41.1               55.6

   Minority interest:
      Distributions on mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated
         debentures of the Company.................................               (4.0)              (4.0)
                                                                            --------------     --------------
   Income before cumulative effect of change in accounting
       principle...................................................               37.1               51.6

   Cumulative effect of change in accounting principle (less
       applicable income tax benefit of $2.0 for the
       quarter ended March 31, 2002)...............................                -                 (3.7)
                                                                            --------------     --------------

   Net income......................................................      $        37.1      $        47.9
                                                                            ==============     ==============

PER SHARE DATA
   Basic
      Income before cumulative effect of change in accounting
         principle.................................................      $        0.70      $        0.98

      Cumulative effect of change in accounting principle (less
         applicable income tax benefit of $0.04 for the
         quarter ended March 31, 2002).............................                -                (0.07)
                                                                            --------------     --------------
      Net income...................................................      $        0.70      $        0.91
                                                                            ==============     ==============
      Weighted average shares outstanding..........................               52.9               52.8
                                                                            ==============     ==============

   Diluted
      Income before cumulative effect of change in accounting
         principle.................................................      $        0.70      $        0.97

      Cumulative effect of change in accounting principle (less
         applicable income tax benefit of $0.04 for the
         quarter ended March 31, 2002).............................                -                (0.07)
                                                                            --------------     --------------
      Net income...................................................      $        0.70      $        0.90
                                                                            ==============     ==============
      Weighted average shares outstanding..........................               53.0               53.1
                                                                            ==============     ==============

                    The accompanying notes are an integral part of these consolidated financial statements.

                                          ALLMERICA FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                                                      (Unaudited)
                                                                                        March 31,         December 31,
(In millions, except per share data)                                                       2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Assets
   Investments:
      Fixed maturities-at fair value (amortized cost of $7,204.5 and $7,715.9)..     $   7,487.9        $    8,003.1
      Equity securities-at fair value (cost of $49.1)...........................            52.2                52.8
      Mortgage loans............................................................           242.4               259.8
      Policy loans..............................................................           277.5               361.4
      Other long-term investments...............................................           112.2               129.7
                                                                                       -----------         -----------
        Total investments.......................................................         8,172.2             8,806.8
                                                                                       -----------         -----------
   Cash and cash equivalents....................................................           267.7               389.8
   Accrued investment income....................................................           130.8               138.3
   Premiums, accounts and notes receivable, net.................................           584.5               564.7
   Reinsurance receivable on paid and unpaid losses,
      benefits and unearned premiums............................................         2,080.5             2,075.8
   Deferred policy acquisition costs............................................         1,180.4             1,242.2
   Deferred federal income taxes................................................           377.0               413.2
   Goodwill.....................................................................           131.2               131.2
   Other assets.................................................................           432.3               473.5
   Separate account assets......................................................        11,016.2            12,343.4
                                                                                       -----------         -----------
      Total assets..............................................................     $  24,372.8        $   26,578.9
                                                                                       ===========         ===========

Liabilities
   Policy liabilities and accruals:
      Future policy benefits....................................................     $   3,737.5        $    3,900.1
      Outstanding claims, losses and loss adjustment expenses...................         3,059.4             3,066.5
      Unearned premiums.........................................................         1,039.0             1,047.0
      Contractholder deposit funds and other policy liabilities.................           774.7               772.8
                                                                                       -----------         -----------
        Total policy liabilities and accruals...................................         8,610.6             8,786.4
                                                                                       -----------         -----------
   Expenses and taxes payable...................................................           797.5             1,115.5
   Reinsurance premiums payable.................................................           173.9               559.1
   Trust instruments supported by funding obligations...........................         1,159.2             1,202.8
   Long-term debt...............................................................           199.5               199.5
   Separate account liabilities.................................................        11,016.2            12,343.4
                                                                                       -----------         -----------
      Total liabilities.........................................................        21,956.9            24,206.7
                                                                                       -----------         -----------

   Minority interest:
      Mandatorily redeemable preferred securities of a subsidiary trust holding
        solely junior subordinated debentures of the Company....................           300.0               300.0
                                                                                       -----------         -----------

   Commitments and contingencies  (Note 11)

Shareholders' equity
   Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued             -                   -
   Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million
      shares issued.............................................................             0.6                 0.6
   Additional paid-in capital...................................................         1,768.5             1,768.4
   Accumulated other comprehensive loss.........................................           (38.6)              (37.4)
   Retained earnings............................................................           783.3               746.2
   Treasury stock at cost (7.3 and 7.5 million shares)..........................          (397.9)             (405.6)
                                                                                       -----------         -----------
      Total shareholders' equity................................................         2,115.9             2,072.2
                                                                                       -----------         -----------
        Total liabilities and shareholders' equity..............................     $  24,372.8        $   26,578.9
                                                                                       ===========         ===========


                    The accompanying notes are an integral part of these consolidated financial statements.


                                                ALLMERICA FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                (Unaudited)
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         ---------------------------
(In millions)                                                                              2003             2002
--------------------------------------------------------------------------------------------------------------------
Preferred Stock
   Balance at beginning and end of period.......................................      $      -         $      -
                                                                                       ---------        ----------

Common Stock
   Balance at beginning and end of period.......................................             0.6              0.6
                                                                                       ---------        ----------

Additional paid-in capital
   Balance at beginning of period...............................................         1,768.4          1,758.4
          Unearned compensation related to restricted stock and other...........             0.1             (1.5)
                                                                                       ---------        ----------
   Balance at end of period.....................................................         1,768.5          1,756.9
                                                                                       ---------        ----------

Accumulated Other Comprehensive Loss
   Net unrealized appreciation (depreciation) on investments and derivative instruments:
   Balance at beginning of period...............................................            83.4             28.4
   Depreciation during the period:
      Net depreciation on available-for-sale securities and derivative
          instruments...........................................................            (1.9)           (88.0)

      Benefit for deferred federal income taxes.................................             0.7             30.8
                                                                                        ---------       ----------
                                                                                            (1.2)           (57.2)
                                                                                        ---------       ----------
   Balance at end of period.....................................................            82.2            (28.8)
                                                                                        ---------       ----------

   Minimum Pension Liability:
   Balance at beginning and end of period.......................................          (120.8)           (42.1)
                                                                                        ---------       ----------

   Total accumulated other comprehensive loss...................................           (38.6)           (70.9)
                                                                                        ---------       ----------

Retained earnings
   Balance at beginning of period...............................................           746.2          1,052.3
        Net income..............................................................            37.1             47.9
                                                                                        ---------       ----------
   Balance at end of period.....................................................           783.3          1,100.2
                                                                                        ---------       ----------

Treasury Stock
   Balance at beginning of period...............................................          (405.6)          (406.5)
          Shares reissued at cost...............................................             7.7              4.5
                                                                                        ---------       ----------
   Balance at end of period.....................................................          (397.9)          (402.0)
                                                                                        ---------       ----------
          Total shareholders' equity............................................      $  2,115.9       $  2,384.8
                                                                                        =========       ==========


                    The accompanying notes are an integral part of these consolidated financial statements.

                                                ALLMERICA FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                 (Unaudited)
                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                   ---------------------------------
(In millions)                                                                              2003               2002
--------------------------------------------------------------------------------------------------------------------
Net income......................................................................    $       37.1       $       47.9

Other comprehensive loss:

   Available-for-sale securities:
         Net depreciation during the period.....................................            (2.9)            (100.9)
         Benefit for deferred federal income taxes..............................             1.0               35.3
                                                                                        -----------        -----------
   Total available-for-sale securities  ........................................            (1.9)             (65.6)
                                                                                        -----------        -----------

   Derivative instruments:
         Net appreciation during the period.....................................             1.0               12.9
         Provision for deferred federal income taxes............................            (0.3)              (4.5)
                                                                                        -----------        -----------
   Total derivative instruments.................................................             0.7                8.4
                                                                                        -----------        -----------
Other comprehensive loss .......................................................            (1.2)             (57.2)
                                                                                        -----------        -----------
Comprehensive income (loss).....................................................    $       35.9       $       (9.3)
                                                                                        ===========        ===========


                    The accompanying notes are an integral part of these consolidated financial statements.

                                                ALLMERICA FINANCIAL CORPORATION
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      (Unaudited)
                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                            --------------------------------
(In millions)                                                                                   2003               2002
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income..............................................................              $        37.1      $        47.9
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Net realized investment(gains) losses................................                      (13.2)              12.3
      Gains on derivative instruments......................................                       (1.5)             (16.3)
      Net amortization and depreciation....................................                        7.5                6.5
      Interest credited to contractholder deposit funds and trust
         instruments supported by funding obligations......................                       14.5               23.5
      Deferred federal income taxes........................................                       35.9               (0.3)
      Change in deferred acquisition costs.................................                       57.5              (74.0)
      Change in premiums and notes receivable,
        net of reinsurance payable.........................................                       84.2               (2.4)
      Change in accrued investment income..................................                        7.5              (10.2)
      Change in policy liabilities and accruals, net.......................                     (166.3)              71.5
      Change in reinsurance receivable.....................................                       (4.7)              19.7
      Change in expenses and taxes payable.................................                     (318.9)               1.0
      Other, net...........................................................                       10.6                9.8
                                                                                            -------------      -------------
            Net cash (used in) provided by operating activities............                     (249.8)              89.0
                                                                                            -------------      -------------


Cash flows from investing activities
   Proceeds from disposals and maturities of available-for-sale fixed
       maturities..........................................................                      927.7              940.2
   Proceeds from disposals of equity securities............................                        0.6               10.6
   Proceeds from disposals of other investments............................                       34.5                9.4
   Proceeds from mortgages matured or collected............................                       17.4                2.7
   Proceeds from collections of installment finance and notes receivable...                       64.9               61.6
   Purchase of available-for-sale fixed maturities.........................                     (749.9)            (723.3)
   Purchase of other investments...........................................                      (10.6)             (11.5)
   Capital expenditures....................................................                       (1.9)              (1.9)
   Payments related to terminated derivative instruments...................                       (9.9)             (16.2)
   Disbursements to fund installment finance and notes receivable..........                      (75.8)             (74.2)
   Other investing activities, net.........................................                        0.7                -
                                                                                            -------------      -------------
            Net cash provided by investing activities......................                      197.7              197.4
                                                                                            -------------      -------------

Cash flows from financing activities
   Deposits to contractholder deposit funds................................                        -                100.0
   Withdrawals from contractholder deposit funds...........................                      (10.9)            (494.5)
   Deposits to trust instruments supported by funding obligations..........                        -                 27.1
   Withdrawals from trust instruments supported by funding obligations.....                      (59.1)             (11.9)
   Change in short-term debt...............................................                        -                 49.0
                                                                                            -------------      -------------
            Net cash used in financing activities..........................                      (70.0)            (330.3)
                                                                                            -------------      -------------


Net change in cash and cash equivalents....................................                     (122.1)             (43.9)
Cash and cash equivalents, beginning of period.............................                      389.8              350.2
                                                                                            -------------      -------------
Cash and cash equivalents, end of period...................................              $       267.7      $       306.3
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

The interim consolidated financial statements of AFC include the accounts of Allmerica Financial Life Insurance and Annuity Company ("AFLIAC") and First Allmerica Financial Life Insurance Company ("FAFLIC"), AFC's principal life insurance and annuity companies; The Hanover Insurance Company ("Hanover") and Citizens Insurance Company of America ("Citizens"), AFC's principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 8. All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51"("FIN 46"). FIN 46 provides guidance regarding the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", specifically as it relates to the identification of entities for which control is achieved through a means other than voting rights ("variable interest entities") and the determination of which party is responsible for consolidating the variable interest entities (the "primary beneficiary"). In addition to mandating that the primary beneficiary consolidate the variable interest entity, FIN 46 also requires disclosures by companies that hold a significant variable interest, even if they are not the primary beneficiary. Certain financial statement disclosures are applicable immediately for those entities for which it is reasonably possible that the enterprise will consolidate any variable interest entities. This interpretation also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For those variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provisions of this interpretation shall be applied no later than the first reporting period after June 15, 2003. The Company is currently assessing the effect that adoption of FIN 46 will have on its financial position and results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 provides guidance regarding financial statement disclosure requirements for guarantors related to obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by the guarantor, at the inception of a guarantee, for these obligations under guarantees. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and measurement provisions of this interpretation are required to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of reporting periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

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

3. Discontinued Operations

During 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS") business, its Affinity Group Underwriters ("AGU") business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No.30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of $46.9 million, partially offset by net proceeds from the sale of the EBS business of $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $10.2 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of approximately $27 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $68.9 million at March 31, 2003 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At March 31, 2003 and 2002, the discontinued segment had assets of approximately $278.8 million and $313.0 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $345.1 million and $369.1 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $4.6 million and $6.8 million for the quarters ended March 31, 2003 and 2002, respectively.

4. Significant Transactions

Effective December 31, 2002, the Company effectively sold, through a 100% coinsurance agreement, substantially all of its fixed universal life insurance business. Under the agreement, the Company ceded approximately $660 million of universal life insurance reserves in exchange for the transfer of approximately $550 million of investment assets with an amortized cost of approximately $525 million and was subject to certain post-closing adjustments. At December 31, 2002, the Company recorded a pre-tax loss of $31.3 million. Subsequently, the
Company transferred cash and other investment assets of approximately $20 million and approximately $450 million, respectively, during the first quarter of 2003, for the settlement of the net payable associated with this transaction. This settlement excluded the transfer of approximately $80 million in cash related to policies from the state of New York, which was settled on April 1, 2003. In addition, during the first quarter of 2003, the Company recorded incremental income of $5.5 million related to the settlement of post-closing items.

In the first quarter of 2003, the Company retired $52.7 million of long-term funding agreement obligations which resulted in a pre-tax gain of $4.7 million and is reported as gain from retirement of trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $6.7 million was recorded as net realized investment gains in the Consolidated Statements of Income. The net foreign currency transaction gain on the retired foreign-denominated funding agreements of $3.6 million was recorded as other income in the Consolidated Statements of Income.

In the fourth quarter of 2002, the Company recognized a pre-tax charge of $15.0 million related to the restructuring of its AFS segment, which was accounted for under the guidance of Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benfits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Approximately $11.7 million of this charge relates to severance and other employee and agent related costs resulting from the elimination of approximately 475 positions, of which 397 employees have been terminated as of March 31, 2003 and 63 vacant positions have been eliminated. All levels of employees, from staff to senior management, were affected by the restructuring. Approximately $3.3 million of this charge relates to other restructuring costs, consisting of lease and contract cancellations and the present value of idle leased space. Additionally, the Company terminated all life insurance and annuity agent contracts effective December 31, 2002. As of March 31, 2003, the Company has made payments of approximately $9.6 million related to this restructuring plan, of which approximately $8.0 million relates to severance and other employee related costs. During the first quarter of 2003, the Company eliminated an additional 37 positions related to this restructuring, of which 12 employees have been terminated as of March 31, 2003. In accordance with Statement No. 146, the Company recorded a pre-tax charge of $3.6 million, consisting of employee related costs, during the first quarter of 2003.


5. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2003 and 2002, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

6. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized (losses) gains to the net balance shown in the Statements of Comprehensive Income:


                                                                                  (Unaudited)
                                                                              Three Months Ended
                                                                                   March 31,
                                                                          ----------------------------
(In millions)                                                                2003             2002
------------------------------------------------------------------------------------------------------
Unrealized losses on available-for-sale securities:
    Unrealized holding losses arising during period (net of
      income tax  expense  (benefit)  of $76.8  million and $(35.8)
      million in 2003 and 2002)....................................     $      (60.2)   $       (64.4)
    Less:  reclassification adjustment for gains (losses) included in net income  (net of income tax expense(benefit) of $77.8
      million and $(0.5) million in 2003 and 2002).................            (58.3)             1.2
                                                                          -----------      -----------
Total available-for-sale securities................................             (1.9)           (65.6)
                                                                          -----------      -----------

Unrealized gains on derivative instruments:
    Unrealized holding gains arising during period (net of
      income tax benefit of $25.9  million and $4.8 million in 2003
      and 2002)....................................................             23.1             (5.3)
    Less:  reclassification adjustment for losses included in net income (net of income tax benefit of $26.2 million and $9.3
      million in 2003 and 2002)....................................             22.4            (13.7)
                                                                          -----------      -----------
Total derivative instruments.......................................              0.7              8.4
                                                                          -----------      -----------
Other comprehensive loss...........................................    $        (1.2)   $       (57.2)
                                                                          ===========      ===========

7. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

                                                                           (Unaudited)
                                                                             March 31,   December 31,
 (In millions)                                                                2003           2002
 ------------------------------------------------------------------------------------------------------
Assets
   Fixed maturities-at fair value(amortized cost of $517.7 and $517.4).. $     542.8   $     542.4
   Mortgage loans.......................................................        46.2          46.6
   Policy loans.........................................................       164.0         167.4
   Cash and cash equivalents............................................         0.8           0.3
   Accrued investment income............................................        13.6          13.1
   Deferred policy acquisition costs....................................         8.1           8.2
   Deferred federal income taxes........................................         9.0           5.4
   Other assets.........................................................         4.5           4.7
                                                                            ---------     ---------
      Total assets...................................................... $     789.0   $     788.1
                                                                            =========     =========
Liabilities
   Policy liabilities and accruals...................................... $     769.1   $     767.5
   Policyholder dividends...............................................        48.9          57.1
   Other liabilities....................................................        27.3          23.8
                                                                            ---------     ---------
      Total liabilities................................................. $     845.3   $     848.4
                                                                            =========     =========
Excess of Closed Block liabilities over assets designated to the
   Closed Block......................................................... $      56.3   $      60.3
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax
   benefit of $5.1 million and $5.2 million.............................       (9.5)          (9.6)
                                                                            ---------     ---------
Maximum future earnings to be recognized from Closed Block
   assets and liabilities............................................... $      46.8   $      50.7
                                                                            =========     =========


                                                                                 (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31,
                                                                            -----------------------
(In millions)                                                                2003           2002
---------------------------------------------------------------------------------------------------
Revenues
   Premiums............................................................. $     20.9    $     24.4
   Net investment income................................................       12.0          12.9
   Net realized investment gains (losses)...............................        5.0          (0.1)
                                                                            --------      ---------
      Total revenues....................................................       37.9          37.2
                                                                            --------      ---------
Benefits and expenses
   Policy benefits......................................................       33.8          33.9
   Policy acquisition (benefit) expenses................................       (0.3)          0.5
   Other operating expenses.............................................        0.4           0.3
                                                                            --------      ---------
      Total benefits and expenses.......................................       33.9          34.7
                                                                            --------      ---------
         Contribution from the Closed Block............................. $      4.0    $      2.5
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

8. Segment Information

The Company  offers  financial  products  and  services  and  conducts  business principally in three operating segments. These segments are Property and Casualty (formerly "Risk Management"), Allmerica Financial Services ("AFS"), and Asset Management (formerly "Allmerica Asset Management"). Prior to 2003, Allmerica Financial Services and Asset Management comprised the Asset
Accumulation group. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision makers in deciding how to allocate resources and in assessing performance. A summary of the Company's reportable segments is included below.

The Property and Casualty segment manages its operations through two lines of business based upon product and identified as Personal Lines and Commercial Lines. Personal Lines include property and casualty coverages such as personal automobile, homeowners and other personal policies, while Commercial Lines include property and casualty coverages such as workers' compensation, commercial automobile, commercial multiple peril and other commercial policies.

Prior to September 30, 2002, the Allmerica Financial Services segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement produts. On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and life insurance products. Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products. After September 30, 2002, the AFS business consists of two components. First, the segment includes its independent broker/dealer, VeraVest Investments, Inc., ("VeraVest"), which distributes third-party investment and insurance products. The Company has entered into agreements with leading investment product and insurance providers and is seeking additional alliances whereby these providers would compensate the Company for non-proprietary product sales by VeraVest's registered representatives. Second, this segment will retain and service existing variable annuity and variable universal life accounts, as well as its remaining traditional life and group retirement accounts, which were issued by its life insurance subsidiaries, AFLIAC and FAFLIC.

Through its Asset Management segment, prior to September 2002, FAFLIC offered GICs. GICs, also referred to as funding agreements, are investment contracts with either short-term or long-term maturities, which are issued to institutional buyers or to various business or charitable trusts. Declining financial strength ratings from various rating agencies during 2002 resulted in GIC contractholders terminating all remaining short-term funding agreements and made it impractical to continue selling new long-term funding agreements. Furthermore, the Company retired certain long-term funding agreements, at discounts, during the first quarter of 2003 and the fourth quarter of 2002 (see
Note 4 - Significant Transactions). This segment continues to be a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients through its subsidiary, Opus Investments, Inc. Additionally, this segment includes AMGRO, Inc., the Company's property and casualty insurance premium financing business.

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

Management evaluates the results of the aforementioned segments based on a pre-tax and pre-minority interest basis. Total segment income excludes certain items, which are included in net income, such as net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, total segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items.

Summarized below is financial information with respect to business segments:

                                                                       (Unaudited)
                                                                    Three Months Ended
                                                                         March 31,
                                                                 --------------------------
(In millions)                                                       2003            2002
-------------------------------------------------------------------------------------------
Segment revenues:
     Property and Casualty................................... $      609.0     $      614.7
     Allmerica Financial Services............................        208.0            214.9
     Asset Management........................................         22.1             32.2
     Corporate...............................................          0.5              1.7
     Intersegment revenues...................................         (3.0)            (1.9)
                                                                 ----------        ---------
     Total segment revenues..................................        836.6            861.6
Adjustments to segment revenues:
   Net realized investment gains (losses)....................         13.2            (12.3)
                                                                 ----------        ---------
      Total revenues......................................... $      849.8     $      849.3
                                                                 ==========        =========

Segment income (loss) before federal income taxes, minority
   interest and cumulative effect of change in accounting
   principle:
     Property and Casualty................................... $       44.2     $       39.0
     Allmerica Financial Services............................          2.4             29.7
     Asset Management........................................          2.5              5.1
     Corporate...............................................        (17.1)           (16.4)
                                                                 ----------        ---------
      Segment income before federal income taxes and
              minority interest..............................         32.0             57.4
Adjustments to segment income:
   Net realized investment gains(losses), net of amortization          8.2             (8.6)
   Gain from retirement of trust instruments supported by
              funding obligations............................          4.7               -
   Income from sale of universal life insurance business.....          5.5               -
   Gains on derivative instruments...........................          1.5             16.3
   Restructuring costs.......................................         (3.3)              -
                                                                 ----------        ---------
      Income before federal income taxes, minority interest
         and cumulative effect of change in accounting
         principle...........................................  $      48.6     $       65.1
                                                                 ==========        =========


                                                        Identifiable Assets                    Deferred Acquisition Costs
---------------------------------------------------------------------------------------------------------------------------------
                                                  (Unaudited)                               (Unaudited)
                                                   March 31,          December 31,           March 31,          December 31,
(In millions)                                        2003                 2002                 2003                 2002
---------------------------------------------------------------------------------------------------------------------------------
   Property and Casualty (1).................  $       6,052.5     $        6,056.1     $          215.4     $          215.1
   Allmerica Financial Services..............         16,879.3             18,971.6                965.0              1,027.1
   Asset Management..........................          1,509.6              1,559.8                    -                    -
   Corporate and intersegment eliminations...            (68.6)                (8.6)                   -                    -
                                                  -------------       --------------       --------------       --------------
      Total..................................  $      24,372.8     $       26,578.9     $        1,180.4     $        1,242.2
                                                  =============       ==============       ==============       ==============

(1) Includes assets related to the Company's discontinued operations of $278.8 million and $290.4 million at March 31, 2003 and December 31, 2002.

9. Earnings Per Share

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

                                                                         (Unaudited)
                                                                        Quarter Ended
                                                                          March 31,
                                                                  ------------------------
(In millions, except per share data)                                2003            2002
------------------------------------------------------------------------------------------
Basic shares used in the calculation of earnings per share.....        52.9          52.8
Dilutive effect of securities:
      Employee stock options...................................         -             0.1
      Non-vested stock grants..................................         0.1           0.2
                                                                  ----------    ----------

Diluted shares used in the calculation of earnings per
      share....................................................        53.0          53.1
                                                                  ==========    ==========
Per share effect of dilutive securities on income before
   cumulative effect of change in accounting principle and
   net income.................................................. $       -     $      0.01
                                                                  ==========    ==========

10. Stock-Based Compensation Plans

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and related Interpretations" ("APB Opinion No. 25"), in accounting for its stock-based compensation plans, and thus compensation cost is not generally required to be recognized in the financial statements for the Company's stock options issued to employees. However, costs associated with the issuance of stock options to certain agents who did not qualify as employees were recognized in 2003 and 2002.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based compensation.

                                                                         (Unaudited)
                                                                        Quarter Ended
                                                                          March 31,
                                                                  ------------------------
(In millions, except per share data)                                 2003            2002
------------------------------------------------------------------------------------------
Net income, as reported......................................   $      37.1  $       47.9
       Stock-based compensation expense included in
         reported net income, net of taxes...................           0.1           0.2
       Total stock-based compensation expense
         determined  under fair value based method for all
         awards, net of taxes................................          (2.7)         (3.3)
                                                                  ----------    ----------
Proforma net income..........................................   $      34.5  $       44.8
                                                                  ==========    ==========

Earnings per share:

          Basic-as reported.................................    $      0.70  $       0.91
                                                                  ==========    ==========
          Basic-proforma....................................    $      0.65  $       0.85
                                                                  ==========    ==========
          Diluted-as reported...............................    $      0.70  $       0.90
                                                                  ==========    ==========
          Diluted-proforma..................................    $      0.65  $       0.85
                                                                  ==========    ==========

11. Commitments and Contingencies

Litigation

In 1997, a lawsuit on behalf of a putative class was instituted against the Company alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In November 1998, the Company and the plaintiffs entered into a settlement agreement and in May 1999, the Federal District Court in Worcester, Massachusetts approved the settlement agreement and certified the class for this purpose. AFC recognized a $31.0 million pre-tax expense in 1998 related to this litigation. Subsequently, the Company has recognized pre-tax benefits totaling $10.2 million resulting from the refinement of cost estimates. Although the Company believes that it has appropriately recognized its obligation under the settlement, this estimate may be revised based on the amount of reimbursement actually tendered by AFC's insurance carriers.

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

                                     PART I
                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the interim consolidated results of operations and financial condition of Allmerica Financial Corporation and subsidiaries ("AFC") should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INTRODUCTION

Our results of operations include the accounts of Allmerica Financial Life Insurance and Annuity Company ("AFLIAC") and First Allmerica Financial Life Insurance Company ("FAFLIC"), our principal life insurance and annuity companies. Our results of operations also include the accounts of The Hanover Insurance Company ("Hanover") and Citizens Insurance Company of America ("Citizens"), our principal property and casualty companies; and other insurance and non-insurance subsidiaries.


Description of Operating Segments

We offer financial products and services in three operating segments. These segments are Property and Casualty (formerly "Risk Management"), Allmerica Financial Services ("AFS"), and Asset Management (formerly "Allmerica Asset Management"). Before 2003, AFS and Asset Management comprised the Asset Accumulation group. We present the separate financial information of each segment consistent with the manner in which our chief operating decision makers evaluate results in deciding how to allocate resources and in assessing performance. This presentation complies with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". Total segment income excludes certain items which are included in net income, such as net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, total segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items.

Results of Operations

Consolidated Overview

Our consolidated net income for the first quarter decreased $10.8 million, or 22.5%, to $37.1 million, compared to $47.9 million for the same period in 2002. The decrease in net income resulted primarily from a $25.4 million decrease in total segment income, partially offset by a $12.4 million increase in net realized investment gains.

The following table reflects segment income and a reconciliation of total segment income to consolidated net income.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                      --------------------------------
(In millions)                                                            2003                2002
------------------------------------------------------------------------------------------------------
Segment income (loss) before federal income taxes and minority interest:
     Property and Casualty........................................    $       44.2        $      39.0
     Allmerica Financial Services.................................             2.4               29.7
     Asset Management.............................................             2.5                5.1
     Corporate....................................................           (17.1)             (16.4)
                                                                          -----------        -------------
      Total segment income before federal income taxes and
        minority interest.........................................            32.0               57.4
                                                                          -----------        -------------

     Federal income taxes on total segment income.................            (4.3)              (8.0)
     Minority interest on Capital Securities......................            (4.0)              (4.0)
     Net realized investment gains(losses), net of taxes and                   8.0               (4.4)
       amortization...............................................
     Income from sale of universal life insurance business,
       net of taxes...............................................             3.6                -
     Gain from retirement of trust instruments supported by
       funding obligations, net of taxes..........................             3.0                -
     Gains on derivative instruments, net of taxes................             1.0               10.6
     Restructuring costs, net of taxes............................            (2.2)               -
                                                                          -----------        -------------
Income before cumulative effect of change in
   accounting principle...........................................            37.1               51.6
     Cumulative effect of change in accounting principle,
        net of taxes..............................................             -                 (3.7)
                                                                          -----------        -------------
Net income........................................................    $       37.1        $      47.9
                                                                          ===========        =============


Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Our total segment income before taxes and minority interest decreased $25.4 million, or 44.3%, to $32.0 million in the first quarter of 2003. This decrease was primarily attributable to $27.3 million of lower income from the AFS segment, partially offset by increased income of $5.2 million from the Property and Casualty segment. The decrease in AFS is primarily due to substantially higher policy acquisition expenses. The increase in Property and Casualty segment income is primarily attributable to a $28.3 million increase in favorable development related to prior year reserves, primarily in the commercial multiple peril and commercial automobile lines. In addition, the increase in Property and Casualty segment income resulted from an estimated approximately $28 million of net premium rate increases. These increases were partially offset by an increase of approximately $41 million in current year, non-catastrophe claims activity, primarily in personal lines, and a decrease in net investment income of $6.5 million during the first quarter of 2003. Also, higher employee related benefit expenses of $2.7 million partially offset the increase in Property and Casualty segment income.

The effective tax rate for total segment income was 13.4% for the first quarter of 2003, compared to 14.0% for the first quarter of 2002. The decrease in the tax rate is primarily due to lower expected underwriting income in 2003, partially offset by lower tax-exempt investment income and low income housing credits in 2003.

Net realized gains on investments, after taxes, were $8.0 million in the first quarter of 2003, primarily due to gains recognized from the sale of fixed maturities, partially offset by impairments of fixed maturities. During the first quarter of 2002, net realized losses on investments, after taxes, were $4.4 million resulting primarily from impairments of fixed maturities and losses related to the termination of certain derivative instruments, partially offset by gains recognized from the sale of fixed maturities.

During the first quarter of 2003, we recognized incremental income of $3.6 million, net of taxes, from the settlement of post-closing items related to the sale, in December 2002, of our universal life business, through a 100% coinsurance agreement.

In the first quarter of 2003, we retired $52.7 million of long-term funding agreement obligations, resulting in a gain of $3.0 million, net of taxes.

Gains on derivative instruments, net of taxes, decreased $9.6 million to a net gain of $1.0 million due to a decrease in ineffective hedges.

During 2002, we began restructuring efforts in our AFS segment after deciding to cease new sales of our proprietary life insurance and annuity products. We recognized $2.2 million of costs, net of taxes, resulting from AFS related position eliminations in 2003 in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

Segment Results

The following is a discussion and analysis of our results of operations by business segment. The segment results are presented before taxes and minority interest and other items which we believe are not indicative of overall operating trends, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty segment:

                                                                            Three Months Ended
                                                                                March 31,
                                                                       -----------------------------
(In millions)                                                             2003             2002
----------------------------------------------------------------------------------------------------
Segment revenues
     Net premiums written.....................................     $        550.5  $        554.9
                                                                       ===========     =============
     Net premiums earned......................................     $        554.2  $        558.1
     Net investment income....................................               45.3            51.8
     Other income.............................................                9.5             4.8
                                                                       -----------     -------------
         Total segment revenues...............................              609.0           614.7

Losses and operating expenses
     Losses and loss adjustment expenses (1)..................              405.2           421.1
     Policy acquisition expenses..............................              111.8           104.6
     Other operating expenses.................................               47.8            50.0
                                                                       -----------     -------------
         Total losses and operating expenses..................              564.8           575.7
                                                                       -----------     -------------
Segment income................................................     $         44.2  $         39.0
                                                                       ===========     =============

(1) Includes policyholders' dividends of $0.4 million and $(0.3) million for the quarters ended March 31, 2003 and 2002, respectively.


Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Property and Casualty segment income increased $5.2 million, to $44.2 million, for the first quarter of 2003. The increase in segment income is primarily attributable to a $28.3 million increase in favorable development on prior years' reserves, to $31.7 million in the first quarter of 2003, from $3.4 million in the same period of 2002. The favorable development in 2003 is primarily the result of decreased claim frequency, primarily in the commercial multiple peril and commercial automobile lines. Segment results also benefited from approximately $28 million of net premium rate increases. Net premium rate increases reflect base rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of estimated impact of loss inflation and policy acquisition costs. These increases were partially offset by an increase of approximately $41 million in current year, non-catastrophe claims activity, primarily in personal lines and a decrease in net investment income of $6.5 million during the first quarter of 2003. Additionally, higher employee related benefit expenses of $2.7 million partially offset the increase in segment income. We recognized catastrophe losses of $11.2 million for both the first quarters of 2003 and 2002.

We report underwriting results using statutory accounting principles, which are prescribed by state insurance regulators. The primary difference between statutory accounting principles and generally accepted accounting principles ("GAAP") is the deferral of certain underwriting costs under GAAP that are amortized over the life of the policy. Under statutory accounting principles, these costs are recognized when incurred or paid. We review the operations of this business based upon statutory results.

In 2002, we reorganized our Property and Casualty segment. Under the new structure, we manage this segment's operations through two lines of business based upon product offerings: Personal Lines and Commercial Lines. Personal Lines include personal automobile, homeowners and other personal policies. Commercial Lines include workers' compensation, commercial automobile, commercial multiple peril and other commercial policies.

The following tables summarize the results of operations for the Property and Casualty segment:

                                                            Three Months Ended March 31,
                                             ----------------------------------------------------------------
                                                       2003                               2002
-------------------------------------------------------------------------------------------------------------
                                              Statutory                           Statutory
                                                Net           Statutory             Net           Statutory
                                              Premiums          Loss              Premiums          Loss
(In millions,except ratios)                    Written        Ratio(1)             Written        Ratio(1)
-------------------------------------------------------------------------       -----------------------------
Personal Lines:
   Personal automobile...................$       283.4           77.2        $       285.2           72.9
   Homeowners............................         70.5           64.2                 65.5           65.7
   Other personal........................          8.2           34.0                  8.6           52.3
                                            -------------                       -------------
 Total personal..........................        362.1           72.9                359.3           70.6
                                            -------------                       -------------
Commercial Lines:
   Workers' compensation.................         39.0           67.4                 42.0           75.6
   Commercial automobile.................         44.2           50.1                 51.5           62.1
   Commercial multiple peril.............         83.4           49.4                 79.7           61.6
   Other commercial......................         21.5           13.2                 21.7           26.7
                                            -------------                       -------------
 Total commercial........................        188.1           48.4                194.9           60.5
                                            -------------                       -------------
Total..................................  $       550.2           64.7        $       554.2           66.7
                                            =============                       =============

Statutory combined ratio (2):
   Personal lines......................          109.4                               105.1
   Commercial lines....................           88.9                               103.6
   Total...............................          102.5                               104.3
                                            =============                       =============

Statutory underwriting (loss) gain:
   Personal lines......................  $       (33.0)                      $       (21.7)
   Commercial lines....................           20.4                                (1.6)
                                            -------------                       -------------
   Total underwriting loss.............          (12.6)                              (23.3)
Reconciliation to segment income:
   Net investment income...............           45.3                                51.8

   Other income and expenses, net......            8.1                                 3.4
   Corporate overhead expenses (3).....            8.0                                 7.3
   Net deferred acquisition expenses...            0.3                                 2.2
   Other Statutory to GAAP adjustments.           (4.9)                               (2.4)
                                            -------------                       -------------
Segment income.........................  $        44.2                       $        39.0
                                            =============                       =============

-----------------------------------------------------------------------------------------------------------

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


Personal Lines

Personal lines' net premiums written increased $2.8 million, or 0.8%, to $362.1 million for the first quarter of 2003. This is primarily the result of an increase of $5.0 million, or 7.6% in the homeowners line, partially offset by a decrease of $1.8 million, or 0.6% in the personal automobile line. The increase in the homeowners line resulted primarily from a 10.0% rate increase in Michigan. The decrease in the personal automobile line is primarily the result of a 3.7% decrease in policies in force since March 31, 2002.

Personal lines' underwriting results decreased $11.3 million, or 52.1%, to an underwriting loss of $33.0 million for the first quarter of 2003. The decrease in underwriting results is primarily attributable to a significant increase in the frequency and severity of personal automobile medical costs related to personal injury protection coverage in Michigan. In addition, both our personal automobile and homeowners lines experienced an increase in claim frequency and severity due to the harsher winter weather, especially in the Northeast. The unfavorable items were partially offset by approximately $11.0 million of net rate increases. In addition, catastrophe losses decreased $4.7 million, to $4.8 million for the first quarter of 2003, compared to $9.5 million for the same period in 2002.

Commercial Lines

Commercial lines' net premiums written decreased $6.8 million, or 3.5%, to $188.1 million for the first quarter of 2003. This is primarily the result of a decrease of $7.3 million, or 14.2% in the commercial automobile line and a decrease of $3.0 million, or 7.1% in the workers compensation line. These decreases were partially offset by an increase in the commercial multiple peril line of $3.7 million compared to the same period in 2002. Policies in force decreased 11.7%, 19.9% and 7.4% in the workers'compensation,commercial automobile, and commercial multiple peril lines,respectively,since March 31, 2002. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since March 31, 2002.

Commercial lines' underwriting results improved $22.0 million to an underwriting profit of $20.4 million in the first quarter of 2003. Development on prior years' reserves improved $28.0 million to $32.4 million of favorable development for the first quarter of 2003, from $4.4 million for the same period in 2002. The improvement in underwriting results is also attributable to approximately $14 million of net rate increases during the first quarter of 2003. Partially offsetting these favorable items is an increase in current year claims severity primarily in the commercial multiple peril line. In addition, catastrophe losses increased $4.7 million, to $6.4 million for the first quarter of 2003, compared to $1.7 million for the same period in 2002.

Investment  Results

Net investment income before taxes declined $6.5 million, or 12.5%, to $45.3 million for the quarter ended March 31, 2003. The decrease in net investment income primarily reflects a reduction in average assets as a result of a $92.1 million dividend from the property and casualty companies to the holding company in July 2002 and a transfer of $73.7 million in January, 2003 to fund the property and casualty companies' portion of the additional minimum pension liability recorded by us at December 31, 2002. In addition, net investment income decreased due to a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on debt securities decreased to 6.2% in 2003 compared to 6.5% in 2002, due to the lower prevailing fixed maturity investment rates since first quarter of 2002. We expect our investment results to continue to be affected by lower prevailing fixed maturity investment rates in 2003 and defaults in the fixed maturities portfolio.

Reserve  for  Losses  and Loss  Adjustment
Expenses  Overview  of Loss  Reserve
Estimation Process We maintain reserves for our property and casualty products to provide for our ultimate liability for losses and loss adjustment expenses("LAE") with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, estimates of future trends in claim severity and frequency, judicial theories of liability and policy coverage, and other factors.

We determine the amount of loss and loss adjustment expense reserves based on a very complex estimation process that uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, we develop information about the size of ultimate claims based on our historical experience and other available market information. The most significant assumptions, which vary by line of business, that we use in the estimation process includes determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and the expected costs to settle unpaid claims.
Because the amount of the loss and LAE reserves are sensitive to our assumptions, we do not completely rely on only one estimate to determine our loss and LAE reserves. We develop several estimates using generally recognized actuarial projection methodologies that result in a range of possible loss and LAE reserve outcomes; and we adopt the best estimate within that range.

We may determine that the low or high end estimate calculated by the method does not represent a reasonable estimate because certain projection methodologies may not result in a reasonable reserve estimate for a particular line of business due to certain underlying data or assumptions. When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly.

Management's Review of Judgments and Key Assumptions
The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines. These lines include workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made. In addition, the technological, judicial and political climates involving these types of claims change regularly. We maintain our practice of significantly limiting the issuance of long-tailed other liability policies, including directors and officers ("D&O")liability, errors and omissions ("E&O") liability and medical malpractice liability. The industry has experienced recent adverse loss trends in these lines of business.

We regularly update our reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are described as "prior year reserve development". Such development can be either favorable or unfavorable on our financial results.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation on us varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE, and the extent to which inflation may affect such expenses are known. Consequently, we attempt in establishing rates and reserves to anticipate the potential impact of inflation in the projection of ultimate costs. Recently, we have experienced increasing medical costs associated with personal automobile personal injury protection claims. This increase is reflected in our reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions,
(ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and we cannot provide assurance that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations.

Loss Reserves By Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into six broader lines of business: personal automobile, homeowners, workers' compensation, commercial automobile, commercial multiple peril, and other lines.

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                       ----------------------------
(In millions)                                                             2003            2002
---------------------------------------------------------------------------------------------------
Reserve for losses and LAE, beginning of period................... $      2,961.7   $     2,921.5
   Incurred losses and LAE, net of reinsurance recoverable:
     Provision for insured events of current year.................          436.0           425.5
     Decrease in provision for insured events of prior years......          (31.7)           (3.4)
                                                                       ------------    ------------
   Total incurred losses and LAE..................................          404.3           422.1
                                                                       ------------    ------------
   Payments, net of reinsurance recoverable:
     Losses and LAE attributable to insured events of current               140.7           134.4
       year.......................................................
     Losses and LAE attributable to insured events of prior years.          271.7           270.3
                                                                       ------------    ------------
   Total payments.............................................              412.4           404.7
                                                                       ------------    ------------
   Change in reinsurance recoverable on unpaid losses.........               10.7            (9.0)
                                                                       ------------    ------------
Reserve for losses and LAE, end of period.....................     $      2,964.3   $     2,929.9
                                                                       ============    ============


As part of an ongoing process, we have re-estimated reserves for all prior accident years and the reserves were decreased by $31.7 million and $3.4 million for the quarters ended March 31, 2003 and 2002, respectively.

The table below summarizes the reserve for losses and LAE by line of business:

                                          March 31,         December 31,
 (In millions)                              2003                2002
--------------------------------------------------------------------------
Personal Automobile..................  $    1,035.7          $   1,018.5
Homeowners and other.................         253.2                246.3
                                        -------------         ------------
      Total Personal.................       1,288.9              1,264.8

Workers' Compensation................         629.0                637.7
Commercial Automobile................         321.7                327.4
Commercial Multiple Peril............         563.6                566.3
Other Commercial.....................         161.1                165.5
                                        -------------         ------------
     Total Commercial ...............       1,675.4              1,696.9
                                        -------------         ------------

Total reserve for losses and LAE.....  $    2,964.3          $   2,961.7
                                        =============       ==============


Prior Year Development by Line of Business
When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly. Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as "prior year reserve development". Such development can be either favorable or unfavorable to our financial results.

The table below summarizes the change in provision for insured events of prior years by line of business.


                                              Three Months Ended March 31,
                                            ---------------------------------
(In millions)                                      2003          2002
-----------------------------------------------------------------------------
Increase (decrease) in loss provision for
   insured events of prior years:

          Personal Automobile...............     $  2.4          $ (0.2)
          Homeowners and other..............        0.8             3.6
                                                 --------        --------
               Total Personal...............        3.2             3.4

          Workers' Compensation.............       (0.9)            2.5
          Commercial Automobile.............       (4.1)           (0.8)
          Commercial Multiple Peril.........      (10.6)           (0.3)
          Other Commercial..................       (7.6)           (1.4)
                                                ---------        --------
               Total Commercial.............      (23.2)            -
                                                ---------        --------

Increase (decrease) in loss provision for
   insured events of prior years............      (20.0)            3.4
Decrease in LAE provision for
   insured events of prior years............      (11.7)           (6.8)
                                                ---------        --------
Decrease in total loss and LAE
   provision for insured events of
   prior years.............................     $ (31.7)        $ (3.4)
                                                =========        ========


Estimated loss reserves for claims occurring in prior years developed favorably by $20.0 million during the first quarter of 2003 and unfavorably by $3.4 million during the first quarter of 2002. The favorable loss reserve development during the first quarter of 2003 is primarily the result of a decrease in commercial lines claim frequency in the 2002 accident year. Partially offsetting this item was the adverse development in the personal automobile line in 2003, which is primarily the result of increased claim severity related to medical settlements for Citizens. Since these settlements have risen beyond previous estimates, reserve increases have been recognized in the period in which the information is obtained. The adverse loss reserve development in 2002 is primarily the result of approximately $4 million of increased reserves related to a judicial decision in Maine expanding eligibility for permanent impairment status related to workers' compensation claims. In addition, adverse loss reserve development in 2002 resulted from increased severity on homeowners' prior years' reserves.

During the first quarter of 2003 and 2002, estimated LAE reserves for claims occurring in prior years developed favorably by $11.7 million and $6.8 million, respectively. The favorable development in both the periods is primarily attributable to claims process improvement initiatives taken by us during the 1997 to 2001 calendar year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology impacting future claim settlement assumptions. As these measures improved average settlement costs, the actuarial estimate of future settlement costs are reduced and favorable development is recorded. These measures are complete. The increase in favorable development for the three months ended March 31, 2003, compared to the same period in 2002, is primarily the result of the improving loss activity in commercial lines.

Asbestos and Environmental Reserves

We may be required to defend claims related to policies that include environmental damage and toxic tort liability. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $25.6 million at both March 31, 2003 and December 31, 2002, net of reinsurance of $16.1 million and $16.0 million at March 31, 2003 and December 31, 2002, respectively. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. We estimate our ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, we are not aware of any litigation or pending claims that are expected to result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

In addition, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $45.2 million at both March 31, 2003 and December 31, 2002, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. We participated in Excess and Casualty Reinsurance Association ("ECRA") from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses of $2.3 million annually over the past ten years. During 2001, the pool commissioned an independent actuarial review of its then current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, we recorded an additional $33.0 million of losses in the fourth quarter of 2001. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that these reserves will be sufficient.

We estimated our ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and we discuss them because of the possibility that they may become significant. We currently believe that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims are adequate. In addition, we are not aware of any litigation or pending claims that may result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.


Allmerica Financial Services

The following table summarizes the results of operations for the Allmerica Financial Services segment for the quarters ended March 31, 2003 and March 31, 2002. The factors that affect this segment's results of operations after September 27, 2002 are substantially different from those in effect before that date. Accordingly, we believe the results of operations for the quarter ended March 31, 2003 are more indicative of results of operations to be expected in 2003. Before the cessation of sales of our proprietary products, we distributed our annuity products primarily through three distribution channels: (1) "Agency", which consisted of our former career agency force; (2) "Select", which consisted of a network of third party broker/dealers; and (3) "Partners", which included distributors of the mutual funds advised by Scudder Investments, Pioneer Investment Management, Inc. and Delaware Management Company.



                                                                         Three Months Ended
                                                                              March 31,
                                                                      --------------------------
(In millions)                                                           2003             2002
------------------------------------------------------------------------------------------------
Segment revenues
   Premiums...............................................         $     21.0       $     24.5
   Fees:
      Fees from surrenders................................               26.4              7.0
      Other proprietary product fees......................               63.9             89.0
   Net investment income..................................               53.2             70.7
   Brokerage and investment management income (1).........               32.5             18.1
   Other income...........................................               11.0              5.6
                                                                      ---------        ---------
Total segment revenues....................................              208.0            214.9

   Policy benefits, claims and losses.....................               74.4            107.2
   Policy acquisition expenses............................               59.8             11.6
   Brokerage and investment management variable expenses (1)             22.2             11.8
   Other operating expenses...............................               49.2             54.6
                                                                      ---------        ---------
Segment income............................................         $      2.4       $     29.7
                                                                      =========        =========

(1) Brokerage and investment management income primarily reflects fees earned from the distribution of non-proprietary insurance and investment products as well as the management of assets for proprietary products. Variable expenses related to this business primarily consist of commissions and subadvisory fees.


Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Allmerica Financial Services segment income decreased $27.3 million, to $2.4 million during the first quarter of 2003. This decrease primarily reflects substantially higher amortization of deferred acquisition costs ("DAC").

Our decision in 2002 to cease sales of proprietary products and ratings downgrades during 2002 resulted in a substantial increase in redemptions of variable annuities, which was expected. Annuity redemptions in the first quarter of 2003 were $990.4 million compared to $506.9 million in the first quarter of 2002. The increased redemptions resulted in additional surrender fees of $19.4 million, from $7.0 million in the first quarter of 2002, to $26.4 million in the first quarter of 2003. However, the additional surrender fees were substantially offset by additional DAC amortization of $17.6 million, reflecting our current DAC assumptions, which mandate a higher amortization level as a percentage of gross annuity profits.

Other proprietary fees decreased $25.1 million, to $63.9 million in the first quarter of 2003. This decrease was primarily due to the sale of our universal life insurance business and to lower average variable annuity asset levels resulting from increased surrenders and the decline in the equity market. Net investment income declined $17.5 million, to $53.2 million in the first quarter of 2003, primarily due to lower average invested general account assets. This resulted primarily from increased surrenders and the sale of our universal life insurance business. In addition, net investment income decreased due to the effect of defaults and non-income producing investments in our portfolio of fixed income securities.

Brokerage and investment management income increased $14.4 million, to $32.5 million in the first quarter of 2003. We have increased our sales of non-proprietary products, consistent with our new strategy. These sales are made through our broker/dealer, VeraVest Investments, Inc. and resulted in additional brokerage income of $17.2 million in the first quarter of 2003. The fees generated from these sales were partially offset by additional commissions of $11.5 million paid to registered representatives. Investment management income declined $2.8 million due to lower average assets under management.

Policy benefits in the first quarter of 2003 decreased $32.8 million, to $74.4 million. The decline is primarily the result of the sale of our universal life insurance business and lower interest credited on general account assets. Expenses related to guaranteed minimum death benefits ("GMDB") declined $2.5 million, from $14.1 million in the quarter ended March 31, 2002 to $11.6 million in the quarter ended March 31, 2003. See also "Guaranteed Minimum Death Benefits" below.

Policy acquisition expenses increased $48.2 million, to $59.8 million in the first quarter of 2003. The increase in DAC amortization is primarily the result of applying the higher amortization percentage, mandated by our current DAC assumptions, to current gross profits generated by existing annuity accounts, as well as a decline in the equity market. This includes DAC amortization related to increased surrender fees as described above. In addition, during the first quarter of 2003, we recognized additional amortization of $4.5 million, related to our Partners and Select distribution channels. We determined that the remaining DAC asset related to Partners and Select exceeded the present value of total expected gross profits by $3.4 million and $1.1 million, respectively. Accordingly, we recognized permanent impairments to our DAC asset of these amounts. It should be noted that we have not permanently impaired our DAC asset for the Agency channel because of that channel's higher expected profitability. We continue to be exposed to further impairments to our DAC asset if our actual experience is worse than our current assumptions.

Brokerage and investment management variable expenses increased $10.4 million, to $22.2 million in the first quarter of 2003. The increase includes the aforementioned $11.5 million increase in commissions paid to registered representatives and a decrease of $1.1 million in other variable expenses.

Other operating expenses decreased $5.4 million, to $49.2 million in the first quarter of 2003. The decrease reflects lower distribution and insurance operation expenses, partially offset by acquisition costs that we had been allowed to defer in 2002, as they related to proprietary annuity and insurance sales. We no longer offer these products, so we are no longer allowed to defer these types of costs under GAAP. Instead, our distribution efforts remain focused on non-proprietary sales.


Guaranteed Minimum Death Benefits

The GMDB feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values. If GMDB is higher than the current account value at the time of death, we incur a cost equal to the difference. As of March 31, 2003, the difference between the GMDB and the current account value (the "net amount at risk") for all existing contracts was approximately $4.7 billion, compared to approximately $4.6 billion at December 31, 2002. The increase was the result of a decline in the equity market, partially offset by surrenders which result in forfeitures of the GMDB benefit. For each one percent increase or decrease in the S&P 500 Index from March 31, 2003 levels, the net amount at risk is estimated to increase or decrease by approximately $50 million to $70 million. This amount will gradually decline as surrenders also reduce the net amount at risk.

To estimate the cost of the GMDB feature with respect to the profitability of the related insurance contract, we establish and apply various assumptions relating to the appreciation of related account assets, mortality and contract persistency, among other matters. We regularly evaluate these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions. We have a consistent policy of providing reserves for GMDB based on our best estimate of the long-term cost of GMDB.

Based on account values as of March 31, 2003, the estimated annual GMDB expense would be approximately $45 million. In the near term, cash costs will likely exceed the annual expense, thereby reducing the reserve. Expected appreciation in asset levels would gradually reduce, and eventually reverse, this difference over time. We cannot provide assurance that the existing reserve will be sufficient, or that our estimate of long-term GMDB costs is accurate or sufficient. Future changes in market levels, persistency of existing accounts, mortality and other factors may result in material changes to GMDB costs and related expenses.

Annuity Account Values and Redemptions

The following table summarizes annuity redemption activity for the AFS segment for the periods indicated. Redemptions include both full policy and partial policy surrenders, withdrawals and death benefits (to the extent equal to account value).

                                                                 Three Months Ended
                             ----------------------------------------------------------------------------------------------
                                       March 31,                     December 31,                     March 31,
                                         2003                            2002                           2002
---------------------------------------------------------------------------------------------------------------------------
                                 Account                        Account                         Account
(In millions)                   Values(1)   Redemptions(2)     Values(1)   Redemptions(2)     Values(1)    Redemptions(2)
---------------------------------------------------------------------------------------------------------------------------
Agency.................       $  4,623.6    $   430.4          $  4,762.2   $   415.3        $  5,993.8     $   143.1
Select.................          2,995.3        267.8             3,279.7       441.3           3,406.0         134.4
Partners...............          4,507.2        292.2             4,721.9       426.8           5,123.3         229.4
                             ----------------------------------------------------------------------------------------------
   Total...............       $ 12,126.1    $   990.4          $ 12,763.8   $ 1,283.4        $ 14,523.1     $   506.9
                             ==============================================================================================

(1) Account values at March 31 reflect market values as of January 1 of the year indicated; account values at December 31 reflect market values as of October 1 of the year indicated.

(2)  Redemptions reflect quarterly activity for the period indicated.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Redemptions increased substantially in the first quarter of 2003, as compared to the first quarter of 2002, due to the ratings downgrades during 2002 and our decision to cease all new sales of proprietary variable annuities and life insurance products.

Asset Management

The following table summarizes the results of operations for the Asset Management segment for the periods indicated.

                                                              Three Months Ended
                                                                   March 31,
                                                           --------------------------
(In millions)                                                2003             2002
-------------------------------------------------------------------------------------
Interest margins on GICs:
   Net investment income............................    $      19.9      $      26.5
   Interest credited................................          (18.6)           (23.6)
                                                           ---------        ---------
Net interest margin.................................            1.3              2.9
                                                           ---------        ---------

Premium financing business:
   Fees..............................................           3.0              2.7
   Operating expenses................................          (2.9)            (1.7)
                                                           ---------        ---------
Net premium financing income.........................           0.1              1.0
                                                           ---------        ---------

Fees and other income:
External.............................................           2.2              1.9
Internal.............................................           1.1              1.3

Other operating expenses.............................          (2.2)            (2.0)
                                                           ---------        ---------
Segment income.......................................   $       2.5      $       5.1
                                                           =========        =========

Average GIC deposits outstanding.....................   $   1,383.6      $   2,437.5
                                                           =========        =========
Outstanding GIC deposits, end of period..............   $   1,363.7      $   2,314.4
                                                           =========        =========


Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Asset Management segment income decreased $2.6 million, or 51.0%, to $2.5 million during the first quarter of 2003, primarily due to decreased earnings from guaranteed investment contracts ("GICs") and our premium financing business. Earnings on GICs decreased $1.6 million primarily due to lower average GIC deposits outstanding and unfavorable fluctuations in foreign currency exchange rates. These decreases were partially offset by the reinvestment of assets from the retirement of funding agreements at discounts. Net premium financing income decreased $0.9 million, primarily due to higher interest costs.

Ratings downgrades during 2002 resulted in our termination of all remaining short-term funding agreements, and ultimately, we ceased selling new long-term funding agreements. Furthermore, we retired some of our funding agreements at discounts during the first quarter of 2003 and the fourth quarter of 2002. Although these retirements resulted in gains for us, income from the GIC product line will be unfavorably affected in future periods due to the declining balance of outstanding GIC deposits.

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the short-term effect of changes in currency exchange rates, we regularly hedge this risk by entering into foreign exchange swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. These hedges resulted in a $1.5 million and a $14.7 million reduction in net investment income during the first quarter of 2003 and 2002, respectively, offset by similar reductions in GIC interest credited during the respective periods. The decreased effect of derivative instruments was due to a decrease in average outstanding GIC deposits and the associated hedges. In addition, these hedges resulted in a $4.0 million reduction in other income during the first quarter of 2003, resulting from exposure to foreign currency fluctuations due to the termination of swap contracts in the fourth quarter of 2002, which were replaced with alternative derivatives. Although we believe our exposure to foreign currency and interest rate fluctuations is currently economically hedged, we cannot provide assurance that we will not experience losses from ineffective hedges in the future.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                                                                Three Months Ended
                                                                    March 31,
                                                            ---------------------------
(In millions)                                                  2003             2002
---------------------------------------------------------------------------------------
Segment  revenues
  Net investment income..............................    $       0.5      $       1.7

  Interest expense...................................            3.8              3.8
  Other operating expenses...........................           13.8             14.3
                                                            ----------       ----------
Segment loss ........................................    $     (17.1)     $     (16.4)
                                                            ==========       ==========


Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Segment loss increased $0.7 million, or 4.3%, to $17.1 million in the first quarter of 2003, primarily as a result of lower net investment income. Net investment income decreased due to lower average invested assets and to lower investment yields. This decrease was partially offset by lower corporate overhead costs, primarily due to the resignation of our president in 2002.

Interest expense for both periods relates principally to the interest paid on our senior debentures.


Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

                                                            March 31, 2003                   December 31, 2002
                                                   --------------------------------------------------------------------
                                                     Carrying        % of Total        Carrying        % of Total
(In millions)                                         Value        Carrying Value       Value        Carrying Value
-----------------------------------------------------------------------------------------------------------------------
Fixed maturities (1)...................              $ 7,487.9         88.7%           $ 8,003.1             87.1%
Equity securities (1)..................                   52.2          0.6                 52.8              0.6
Mortgages..............................                  242.4          2.9                259.8              2.8
Policy loans (1).......................                  277.5          3.3                361.4              3.9
Cash and cash equivalents (1)..........                  267.7          3.2                389.8              4.2
Other long-term investments............                  112.2          1.3                129.7              1.4
                                                   --------------------------------------------------------------------
     Total.............................               $8,439.9        100.0%            $9,196.6            100.0%
                                                   ====================================================================

(1)  We carry these investments at fair value.

Total investment assets decreased $756.7 million, or 8.2%, to $8.4 billion during the first quarter of 2003, primarily as a result of a decrease in fixed maturities of $515.2 million, a decrease in cash and cash equivalents of $122.1 million and policy loans of $83.9 million. These decreases resulted primarily from the sale of our universal life insurance business and annuity surrenders from the general account in the AFS segment. In addition, fixed maturities decreased in the Asset Management segment due to the retirement of certain long-term funding agreements.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners ("NAIC"), investment grade securities comprised 90.0% and 90.5% of our total fixed maturity portfolio at March 31, 2003 and December 31, 2002, respectively. Although we expect that new funds will be invested primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 6.2% and 6.9% for March 31, 2003 and 2002, respectively. This decline reflects lower prevailing fixed maturity investment rates since the first quarter of 2002. Due to the current interest rate environment, we expect our investment yield to be negatively affected by lower prevailing fixed maturity investment rates in 2003.

As of March 31, 2003 and December 31, 2002, $360.6 million and $423.1 million, respectively, of our fixed maturities were invested in traditional private placement securities. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

Principally as a result of our exposure to below investment grade securities, we recognized $23.5 million and $22.4 million of realized losses on other-than-temporary impairments of fixed maturities during the first quarter of 2003 and 2002, respectively. Other-than-temporary impairments of fixed maturities for the first quarter of 2003 included $8.0 million related to securitized investments, $5.8 million related to the airline/transportation sector, $4.7 million related to the consumer non-cyclical sector, and $3.5 million related to the industrial sector. Other-than-temporary impairments of fixed maturities for the first quarter of 2002 included $13.6 million related to the communication sector, $4.9 million related to securitized investments, $2.2 million related to the industrial sector, and $1.3 million related to the finance sector. The losses reflect the continued deterioration of high-yield securities in our portfolio. In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer's overall financial condition, the issuer's credit and financial strength ratings, the issuer's financial performance, including earnings trends, dividend payments, and asset quality, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period in which the fair value of an issuer's securities remains below our cost, and with respect to fixed maturity investments, any factors that might raise doubt about the issuer's ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary losses are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in-fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

                                                           March 31, 2003                December 31, 2002
                                                  -------------------------------------------------------------
                                                         Gross                         Gross
                                                       Unrealized        Fair        Unrealized       Fair
(In millions)                                            Losses          Value         Losses         Value
---------------------------------------------------------------------------------------------------------------
Investment grade fixed maturities:
  0-6 months....................................  $        3.1     $     208.8     $     13.4    $    287.2
  7-12 months...................................           4.5            24.6            1.1          28.5
  Greater than 12 months........................          12.1           143.8           17.4         160.9
                                                  -------------------------------------------------------------
Total investment grade fixed maturities.........          19.7           377.2           31.9         476.6


Below investment grade fixed maturities:
  0-6 months....................................          14.1            93.3           15.9         120.4
  7-12 months...................................          22.1            82.1           17.4         139.1
  Greater than 12 months........................          38.7           161.8           41.1         156.1
                                                  -------------------------------------------------------------
Total below investment grade fixed maturities...          74.9           337.2           74.4         415.6
Equity securities...............................           1.4            14.8            0.4           1.1
                                                  -------------------------------------------------------------
Total fixed maturities and equity securities....  $       96.0     $     729.2     $    106.7    $    893.3
                                                  =============================================================

The gross unrealized losses of fixed maturities and equity securities are viewed as being temporary as it is our assessment that these securities will recover in the near-term. Furthermore, as of March 31, 2003, we had the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in fair value. The risks inherent in the assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.


                                                           March 31,        December 31,
(In millions)                                                2003               2002
-------------------------------------------------------------------------------------------
  Due in one year or less.......................     $         4.5       $       3.2
  Due after one year through five years.........              31.3              39.8
  Due after five years through ten years........              29.8              36.7
  Due after ten years...........................              29.0              26.6
                                                     --------------------------------------
Total fixed maturities..........................              94.6             106.3
  Equity securities.............................               1.4               0.4
                                                     --------------------------------------
Total fixed maturities and equity securities....     $        96.0       $     106.7
                                                     ======================================

Of the $96.0 million and $106.7 million of gross unrealized losses on fixed maturities and equity securities, approximately $0.8 million and $1.8 million relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, as of March 31, 2003 and December 31, 2002, respectively. An additional $18.9 million and $30.1 million of gross unrealized losses relates to holdings of investment grade fixed maturities in a variety of industries and sectors, while approximately $76.3 million and $74.8 million relate to holdings of below investment grade fixed maturities and equity securities in a variety of industries and sectors as of March 31, 2003 and December 31, 2002, respectively. Substantially all below investment grade securities with an unrealized loss have been rated by the NAIC, Standard & Poor's or Moody's as of March 31, 2003 and December 31, 2002.

We had fixed maturity securities with a carrying value of $32.5 million and $39.9 million on non-accrual status at March 31, 2003 and December 31, 2002, respectively. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $4.6 million and $4.0 million for the quarters ended March 31, 2003 and 2002, respectively. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

Derivative Instruments

We enter into various types of interest rate swap contracts to hedge exposure to interest rate fluctuations on floating rate funding agreement liabilities that are matched with fixed rate securities. We also enter into foreign currency swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts, to hedge foreign currency and interest rate exposure on specific funding agreement liabilities. We recognized $6.2 million and $13.4 million of net realized losses on derivatives for the first quarter ended March 31, 2003 and 2002, respectively. The realized losses during the first quarter of 2003 were primarily due to the termination of derivative instruments used to hedge funding agreements in response to the retirement of long-term funding agreements at discounts. The realized losses during the first quarter of 2002 were due primarily to the termination of derivative instruments used to hedge funding agreements, during a declining interest rate environment, in response to short-term funding agreement withdrawals. We reclassified $13.3 million of these losses, that were previously recognized as ineffective hedges in the fourth quarter of 2001, to realized investment losses from (gains) losses on derivatives instruments in the Consolidated Statements of Income upon termination of the interest rate swap contracts in the first quarter of 2002.

We manage the risk of cash flow variability on floating rate funding agreements that are matched with fixed rate securities, by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. With the adoption of Statement No. 133 on January 1, 2001, the swap contracts were considered cash flow hedges of the interest rate risk associated with the floating rate funding agreements, including funding agreements with put features allowing the policyholder to cancel the contract before maturity. As of March 31, 2003, we no longer have outstanding floating rate funding agreements with put features. In addition, we no longer offer long-term or short-term funding agreements.

Income Taxes

We file a consolidated United States federal income tax return that includes AFC and its domestic subsidiaries (including non-insurance operations). Entities included within the consolidated group are segregated into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income.

The provision for federal income taxes before minority interest and the cumulative effect of a change in accounting principle was $7.5 million during the first quarter of 2003 compared to $9.5 million during the same period in 2002. These provisions resulted in consolidated effective federal tax rates of 15.4% and 14.6% for the quarters ended March 31, 2003 and 2002, respectively. The increase in the tax rate is primarily due to a decrease in both tax exempt investment income and low income housing credits, partially offset by lower expected underwriting income in 2003.


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

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the "Regulatory Scale"); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are RBC ratios for our life insurance subsidiaries and for Hanover as of March 31, 2003, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

                               Total Adjusted      Company Action    Authorized Control       RBC Ratio           RBC Ratio
(In millions,except ratios)       Capital              Level                Level           Industry Scale    Regulatory Scale
--------------------------------------------------------------------------------------------------------------------------------

AFLIAC (1).............          $ 472.3              $ 177.4             $  88.7               266%                532%
FAFLIC.................            193.3                 88.6                44.3               218%                436%
Hanover (2)............            882.8                390.1               195.1               226%                452%

(1) AFLIAC's Total Adjusted Capital includes $193.3 million related to its subsidiary, FAFLIC.

(2) Hanover's Total Adjusted Capital includes $520.6 million related to its subsidiary, Citizens.


Effective December 1, 2002, we entered into a mortality reinsurance program with unaffiliated reinsurers covering the incidence of mortality on variable annuity policies. For the quarter ended March 31, 2003, we incurred GMDB costs of $36.9 million and ceded $11.5 million of GMDB costs under this reinsurance program.


Liquidity and Capital Resources

Net cash used for operating activities was $249.8 million during the first quarter of 2003 versus cash provided of $89.0 million during the first quarter of 2002. During the first quarter of 2003, cash was used as a result of continued increased surrender activity in AFS resulting from our decision to cease new sales of our life insurance and annuity products. Cash was also used to settle approximately $20 million of the payable related to the sale of our universal life insurance business. These payments were partially offset by cash receipts in the Property and Casualty segment related to funds held with a third party reinsurer.

Net cash provided by investing activities was $197.7 million and $197.4 million during the first quarters of 2003 and 2002, respectively. During 2003, net sales of fixed maturities resulted from increased surrenders in AFS segment. In 2002, net sales of fixed maturities resulted from funding agreement withdrawals.

Net cash used in financing activities was $70.0 million during the first quarter of 2003, compared to net cash used in financing activities of $330.3 million for the same period of 2002. The decrease in cash used in 2003 is primarily due to lower net funding agreement withdrawals, including trust instruments supported by funding obligations, totaling $70.0 million, as compared to net withdrawals of $379.3 million in 2002.

Additionally, during the first quarter of 2003, we transferred approximately $450 million of investment assets to settle payables related to the sale of our universal life insurance business. This settlement excluded approximately $80 million related to policies from the state of New York, which was settled on April 1, 2003.

At March 31, 2003, AFC, as a holding company, held $34.8 million of cash and investments. We believe our holding company has the ability to meet its obligations through the remainder of 2003, consisting primarily of interest on the Senior Debentures and Capital Securities. Therefore, we currently do not expect that it will be necessary to dividend funds from the property and casualty companies in 2003 in order to fund 2003 holding company obligations. Accordingly, AFC did not receive any dividends from its insurance subsidiaries during the first quarter of 2003. However, we believe the holding company will require additional funding in 2004 in order to meet its obligations, which will include obligations consistent with those expected for 2003 and may include certain federal income tax liabilities. In 2002, we decided to suspend payment of our annual common stock dividend. Whether we will pay dividends in the future depends upon our earnings and financial condition, although we do not expect to pay dividends in 2003.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. We have $150.0 million available under a committed syndicated credit agreement, which expires on May 23, 2003. We do not expect to renew this credit agreement. At March 31, 2003, no amounts were outstanding under this agreement. In addition, we had no commercial paper borrowing as of March 31, 2003 and we do not anticipate utilizing commercial paper in 2003. Ratings downgrades have adversely affected the cost and availability of additional debt and equity financing and will continue to do so in the future should ratings remain at current levels or decrease further (See Rating Agency Actions).


Rating Agency Actions

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers information on specific insurance companies. Higher ratings generally indicate the rating agencies' opinion regarding financial stability and a stronger ability to pay claims.


We believe that strong ratings are important factors in marketing our products to our agents and customers, since rating information is broadly disseminated and generally used throughout the industry. Insurance company financial strength ratings are assigned to an insurer based upon factors deemed by the rating agencies to be relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security.

During April 2003, A.M. Best rating service upgraded its financial strength ratings of our life insurance companies from C++ (marginal) to B- (fair). In addition, A.M. Best downgraded our senior debt rating from bb+ to bb and our Capital Securities rating from bb- to b+.


Forward-Looking Statements

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect, our actual results and could cause our actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on our behalf. When used in Management's Discussion and Analysis, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2 to our Annual Report on Form 10-K for the period ended December 31, 2002.

Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) lower appreciation on or decline in value of our managed investments or the investment markets in general, resulting in reduced variable product assets and related variable product management and brokerage fees, lapses and increased surrenders, increased DAC amortization, as well as increased cost of guaranteed minimum death benefits/decreased account balances supporting our guaranteed benefits products; (ii) adverse catastrophe experience and severe weather; (iii) adverse loss development for events we have insured in either the current or in prior years or adverse trends in mortality and morbidity; (iv) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (v) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business and recent and future changes affecting the tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations;
(vi) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vii) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (viii) difficulties in recruiting new or retaining existing registered representatives and wholesalers to support the sale of non-proprietary investment and insurance products; (ix) higher service, administrative, or general expenses due to the need for additional advertising, marketing, administrative or management information systems expenditures; (x) loss or retirement of key executives; (xi) our success in hiring a new president and chief executive officer; (xii) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (xiii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (xiv) restrictions on insurance underwriting;
(xv) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's and A.M. Best, or the inability to restore the property and casualty subsidiaries' A.M. Best rating to the "A-" level or higher; (xvi) possible claims relating to sales practices for insurance products; (xvii) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (xviii) earlier than expected withdrawals from our general account annuities, GICs (including funding agreements), and other insurance products; (xix) changes in the mix of assets comprising our investment portfolio and the fluctuation of the market value of such assets; (xx) losses resulting from our participation in certain reinsurance pools; (xxi) losses due to foreign currency fluctuations; (xxii) defaults in debt securities held by us; (xxiii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels, and (xxiv) the effect of our restructuring actions.

In addition, with respect to the Allmerica Financial Services segment, we have provided forward-looking information relating to the impact of equity market values on financial metrics, including among other things, GMDB expenses, net amount at risk, DAC amortization and Actuarial Guideline 34 reserves for statutory accounting purposes. This information is an estimation only and is based upon matters as in effect on March 31, 2003. Actual amounts of these financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3

                     QUANTITATIVE AND QUALITATIVE DICLOSURES
                                ABOUT MARKET RISK


Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2002, included in our Form 10-K for the year ended December 31, 2002. There have been no material changes in the first three months of 2003 to these risks or our management of them.


                                     ITEM 4

                             CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Executive Officers of the Chairman and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits

EX - 99.3      Certification  of J.  Kendall  Huber,  Executive  Officer  of the
               Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX - 99.4      Certification  of Edward J. Parry III,  Executive  Officer of the
               Chairman  and  Chief  Financial  Officer,  pursuant  to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  section  906  of  the
               Sarbanes-Oxley Act of 2002.

EX - 99.5      Certification of Robert P. Restrepo,  Jr.,  Executive  Officer of
               the Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX - 99.6      Certification  of J.  Kendall  Huber,  Executive  Officer  of the
               Chairman, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX - 99.7      Certification  of Edward J. Parry III,  Executive  Officer of the
               Chairman and Chief Financial Officer,  pursuant to 15 U.S.C. 78m,
               78o(d), as adopted pursuant to section 302 of the  Sarbanes-Oxley
               Act of 2002.

EX - 99.8      Certification of Robert P. Restrepo,  Jr.,  Executive  Officer of
               the Chairman, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

On January 8, 2003, Allmerica Financial Corporation announced a series of transactions which will significantly improve statutory capital positions of its life insurance companies. The benefit of these actions is reflected in the statutory capital of the Company's life insurance subsidiaries as of December 31, 2002.

On Feburary 3, 2003, Allmerica Financial Corporation announced net operating income and net income for the fourth quarter of 2002 and net operating loss and net loss for the full-year 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Allmerica Financial Corporation
                         -------------------------------
                                   Registrant



Dated May 14, 2003
      -------------                /s/ J. Kendall Huber
                                   ----------------------------------------
                                   J. Kendall Huber
                                   Executive Officer of the Chairman


Dated May 14, 2003
      ------------                 /s/ Edward J.Parry III
                                   ----------------------------------------
                                   Edward J. Parry III
                                   Officer of the Chairman, Chief Financial
                                   Officer and Principal Accounting Officer


Dated May 14, 2003
      ------------                 /s/ Robert P.Restrepo, Jr.
                                   ----------------------------------------
                                   Robert P. Restrepo, Jr.
                                   Executive Officer of the Chairman