Form 10-Q
period 2003-06-30
ALLMERICA FINANCIAL CORP
filed 2003-08-14
CIK 944695

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from______ to _____
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 53,039,795 shares of common stock outstanding, as of August 1, 2003.

                                       49
                 Total Number of Pages Included in This Document

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements
             Consolidated Statements of Income                                 3
             Consolidated Balance Sheets                                       4
             Consolidated Statements of Shareholders' Equity                   5
             Consolidated Statements of Comprehensive Income                   6
             Consolidated Statements of Cash Flows                             7
             Notes to Interim Consolidated Financial Statements           8 - 16

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           17-45

   Item 3.   Quantitative and Qualitative Disclosures About Market
             Risk                                                             46

   Item 4.   Controls and Procedures                                          46

PART II.     OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders              47

   Item 6.   Exhibits and Reports on Form 8-K                                 48


SIGNATURES                                                                    49

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                         ALLMERICA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              (Unaudited)                       (Unaudited)
                                                                             Quarter Ended                   Six Months Ended
                                                                               June 30,                           June 30,
                                                                       ----------------------------------------------------------
 (In millions, except per share data)                                     2003           2002            2003            2002
---------------------------------------------------------------------------------------------------------------------------------
Revenues
         Premiums.............................................      $      568.4   $      577.4    $    1,143.6    $    1,160.0
         Universal life and investment product policy fees....              76.6           98.8           166.9           194.8
         Net investment income................................             117.4          149.6           236.1           300.1
         Net realized investment gains (losses)...............              13.2          (63.8)           26.4           (76.1)
         Other income.........................................              46.9           36.4            99.3            68.9
                                                                       -----------    -----------     ------------    -----------
             Total revenues...................................             822.5          798.4         1,672.3         1,647.7
                                                                       -----------    -----------     ------------    -----------

Benefits, losses and expenses
   Policy benefits, claims, losses and loss adjustment
     expenses.................................................             497.6          517.1           984.3         1,053.5
   Policy acquisition expenses................................             142.2          258.8           313.5           370.3
   Gain from retirement of  trust  instruments   supported  by
      funding obligations.....................................              (0.3)          -               (5.0)           -
   Income from sale of universal life business................               -             -               (5.5)           -
   Net losses (gains) on derivative instruments...............               0.6          (14.1)           (0.9)          (30.4)
   Restructuring costs........................................               1.3           -                4.6            -
   Other operating expenses...................................             150.2          149.7           301.8           302.3
                                                                       -----------    -----------     ------------    -----------
         Total benefits, losses and expenses..................             791.6          911.5         1,592.8         1,695.7
                                                                       -----------    -----------     ------------    -----------

   Income (loss) before federal income taxes..................              30.9         (113.1)           79.5           (48.0)
                                                                       -----------    -----------     ------------    -----------

   Federal income tax expense (benefit)
         Current..............................................              57.8          (13.2)           29.4            (3.4)
         Deferred.............................................             (55.3)         (48.4)          (19.4)          (48.7)
                                                                       -----------    -----------     ------------    -----------
            Total federal income tax expense (benefit)........               2.5          (61.6)           10.0           (52.1)
                                                                       -----------    -----------     ------------    -----------
   Income(loss) before minority interest and cumulative effect
         of change in accounting principle.....................             28.4          (51.5)           69.5             4.1


   Minority interest:
         Distributions on mandatorily redeemable preferred
            securities of a subsidiary trust holding solely
            junior subordinated debentures of the Company......             (4.0)          (4.0)           (8.0)           (8.0)
                                                                       -----------    -----------     ------------    -----------
   Income (loss) before cumulative effect of change in
         accounting principle..................................             24.4          (55.5)           61.5            (3.9)
   Cumulative  effect of change in accounting  principle (less income tax benefit of $2.0 for the six months ended
         June 30, 2002).........................................             -              -               -              (3.7)
                                                                       -----------    -----------     ------------    -----------
   Net income (loss)............................................   $        24.4   $      (55.5)   $       61.5    $       (7.6)
                                                                       ===========    ===========     ============    ===========

   PER SHARE DATA
    Basic
     Income (loss) before cumulative effect of change in
         accounting principle..................................    $         0.46  $       (1.05)  $        1.16   $       (0.07)

     Cumulative effect of change in accounting  principle (less income tax  benefit of $0.04 for the six months ended
         June 30, 2002)........................................              -              -               -              (0.07)
                                                                       -----------    -----------     ------------    -----------
     Net income (loss).........................................    $         0.46  $       (1.05)  $        1.16   $       (0.14)
                                                                       ===========    ===========     ============    ===========
     Weighted average shares outstanding ......................             52.9           52.9            52.9            52.8
                                                                       ===========    ===========     ============    ===========
    Diluted
     Income (loss) before cumulative effect of change in
         accounting principle..................................    $         0.46  $       (1.05)  $        1.16   $       (0.07)

     Cumulative  effect of change  in  accounting  principle
         (less income tax benefit of $0.04 for the six months
         ended June 30,2002)..................................               -              -               -              (0.07)

                                                                       -----------    -----------     ------------    -----------
     Net income (loss) ........................................    $         0.46  $       (1.05)  $        1.16   $       (0.14)
                                                                       ===========    ===========     ============    ===========

     Weighted average shares outstanding.......................             53.0            52.9             53.0           52.8
                                                                       ===========    ===========     ============    ===========


                The accompanying notes are an integral part of these consolidated financial statements.

                                 ALLMERICA FINANCIAL CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                                                                       (Unaudited)
                                                                                        June 30,          December 31,
(In millions, except per share data)                                                       2003               2002
-----------------------------------------------------------------------------------------------------------------------------
Assets
   Investments:
      Fixed maturities-at fair value (amortized cost of $7,121.9 and $7,715.9)....     $   7,578.4        $    8,003.1
      Equity securities-at fair value (cost of $17.1 and $49.1)...................            21.3                52.8
      Mortgage loans..............................................................           237.9               259.8
      Policy loans................................................................           276.7               361.4
      Other long-term investments.................................................           104.7               129.7
                                                                                        -----------        -----------
        Total investments.........................................................         8,219.0             8,806.8
                                                                                        -----------        -----------
   Cash and cash equivalents......................................................           351.5               389.8
   Accrued investment income......................................................           121.3               138.3
   Premiums, accounts and notes receivable, net...................................           513.2               564.7
   Reinsurance receivable on paid and unpaid losses,
      benefits and unearned premiums..............................................         2,096.0             2,075.8
   Deferred policy acquisition costs..............................................         1,155.2             1,242.2
   Deferred federal income taxes..................................................           386.0               413.2
   Goodwill.......................................................................           131.2               131.2
   Other assets...................................................................           480.8               473.5
   Separate account assets........................................................        11,719.0            12,343.4
                                                                                        -----------        -----------
      Total assets................................................................     $  25,173.2        $   26,578.9
                                                                                        ===========        ===========

Liabilities
   Policy liabilities and accruals:
      Future policy benefits......................................................     $   3,624.1        $    3,900.1
      Outstanding claims, losses and loss adjustment expenses.....................         3,052.5             3,066.5
      Unearned premiums...........................................................         1,046.3             1,047.0
      Contractholder deposit funds and other policy liabilities...................           829.9               772.8
                                                                                        -----------        -----------
        Total policy liabilities and accruals.....................................         8,552.8             8,786.4
                                                                                        -----------        -----------
   Expenses and taxes payable.....................................................           955.3             1,115.5
   Reinsurance premiums payable...................................................            94.6               559.1
   Trust instruments supported by funding obligations.............................         1,126.4             1,202.8
   Long-term debt.................................................................           199.5               199.5
   Separate account liabilities...................................................        11,719.0            12,343.4
                                                                                        -----------        -----------
      Total liabilities...........................................................        22,647.6            24,206.7
                                                                                        -----------        -----------

   Minority interest:
      Mandatorily redeemable preferred securities of a subsidiary trust holding
        solely junior subordinated debentures of the Company......................           300.0               300.0
                                                                                        -----------        -----------

   Commitments and contingencies  (Note 11)

Shareholders' equity
   Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued..             -                   -
   Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million
      shares issued...............................................................             0.6                 0.6
   Additional paid-in capital.....................................................         1,773.4             1,768.4
   Accumulated other comprehensive income (loss)..................................            47.3               (37.4)
   Retained earnings..............................................................           807.7               746.2
   Treasury stock at cost (7.4 and 7.5 million shares)............................          (403.4)             (405.6)
                                                                                        -----------        -----------
      Total shareholders' equity..................................................         2,225.6             2,072.2
                                                                                        -----------        -----------
        Total liabilities and shareholders' equity................................     $  25,173.2        $   26,578.9
                                                                                        ===========        ===========


               The accompanying notes are an integral part of these consolidated financial statements.


                                  ALLMERICA FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                (Unaudited)
                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                         --------------------------
(In millions)                                                                              2003             2002
-------------------------------------------------------------------------------------------------------------------
Preferred Stock
   Balance at beginning and end of period.......................................      $         -      $          -
                                                                                         ---------        ----------

Common Stock
   Balance at beginning and end of period.......................................              0.6               0.6
                                                                                         ---------        ----------

Additional Paid-in Capital
   Balance at beginning of period...............................................          1,768.4           1,758.4
       Unearned compensation related to restricted stock and other..............              5.0               0.7
                                                                                         ---------        ----------
   Balance at end of period.....................................................          1,773.4           1,759.1
                                                                                         ---------        ----------

Accumulated Other Comprehensive Income (Loss)
   Net unrealized appreciation on investments and derivative
   instruments:
   Balance at beginning of period...............................................             83.4             28.4
   Appreciation during the period:
      Net appreciation on available-for-sale securities and derivative
       instruments..............................................................            130.3              0.1
      Provision for deferred federal income taxes...............................            (45.6)               -
                                                                                         ---------        ----------
                                                                                             84.7              0.1
                                                                                         ---------        ----------
   Balance at end of period.....................................................            168.1             28.5
                                                                                         ---------        ----------

   Minimum Pension Liability:
   Balance at beginning and end of period.......................................           (120.8)           (42.1)
                                                                                         ---------        ----------

   Total accumulated other comprehensive income (loss)..........................             47.3            (13.6)
                                                                                         ---------        ----------

Retained Earnings
   Balance at beginning of period...............................................            746.2          1,052.3
      Net income (loss).........................................................             61.5             (7.6)
                                                                                         ---------        ----------
   Balance at end of period.....................................................            807.7          1,044.7
                                                                                         ---------        ----------

Treasury Stock
   Balance at beginning of period...............................................           (405.6)          (406.5)
      Shares reissued at cost...................................................              2.2              7.4
                                                                                         ---------        ----------
   Balance at end of period.....................................................           (403.4)          (399.1)
                                                                                         ---------        ----------

          Total shareholders' equity............................................      $   2,225.6       $  2,391.7
                                                                                         =========        ==========


                      The accompanying notes are an integral part of these consolidated financial statements.

                                         ALLMERICA FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                (Unaudited)                            (Unaudited)
                                                               Quarter Ended                        Six Months Ended
                                                                 June 30,                                June 30,
                                                    ---------------------------------------------------------------------
(In millions)                                             2003               2002               2003              2002
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)...................................  $     24.4         $    (55.5)       $      61.5        $     (7.6)

Other comprehensive income (loss):
   Available-for-sale securities:
      Net appreciation during the period ............      136.2              123.2              133.3              22.3
      Provision for deferred federal income taxes....      (47.6)             (43.1)             (46.6)             (7.8)
                                                       -----------        -----------        -----------       -----------
   Total available-for-sale securities...............       88.6               80.1               86.7              14.5
                                                       -----------        -----------        -----------       -----------

   Derivative instruments:
      Net depreciation during the period.............       (4.0)             (35.1)              (3.0)            (22.2)
      Benefit for deferred federal income taxes......        1.3               12.3                1.0               7.8
                                                       -----------        -----------        -----------       -----------
   Total derivative instruments......................       (2.7)             (22.8)              (2.0)            (14.4)
                                                       -----------        -----------        -----------       -----------
Other comprehensive income ..........................       85.9               57.3               84.7               0.1
                                                       -----------        -----------        -----------       -----------

Comprehensive income (loss).........................  $    110.3         $      1.8        $     146.2        $     (7.5)
                                                       ===========        ===========        ===========       ===========



                        The accompanying notes are an integral part of these consolidated financial statements.


                                ALLMERICA FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      (Unaudited)
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                            --------------------------------
(In millions)                                                                                   2003               2002
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income (loss).......................................................              $        61.5      $        (7.6)
     Adjustments to reconcile net income (loss) to net cash (used  in)
     provided by operating activities:
      Net realized investment (gains) losses ..............................                      (26.4)              76.1
      Net gains on derivative instruments..................................                       (0.9)             (30.4)
      Net amortization and depreciation....................................                       14.6               11.6
      Interest credited to contractholder deposit funds and trust
        instruments supported by funding obligations.......................                       29.0               45.9
      Deferred federal income taxes........................................                      (19.4)             (48.7)
      Change in deferred acquisition costs.................................                       78.2              (30.3)
      Change in premiums and notes receivable,
        net of reinsurance payable.........................................                       68.0                5.2
      Change in accrued investment income..................................                       17.0                9.1
      Change in policy liabilities and accruals, net.......................                     (254.1)             208.6
      Change in reinsurance receivable.....................................                      (20.2)               4.3
      Change in expenses and taxes payable.................................                     (209.7)             (15.0)
      Other, net...........................................................                       (0.9)               4.3
                                                                                            -------------      -------------
            Net cash (used in) provided by operating activities............                     (263.3)             233.1
                                                                                            -------------      -------------


Cash flows from investing activities
   Proceeds from disposals and maturities of available-for-sale fixed
       maturities..........................................................                    1,733.4            1,972.3
   Proceeds from disposals of equity securities............................                       71.3               13.4
   Proceeds from disposals of other investments............................                       44.9               15.9
   Proceeds from mortgages matured or collected............................                       22.9               13.1
   Proceeds from collections of installment finance and notes receivable...                      150.8              170.1
   Purchase of available-for-sale fixed maturities.........................                   (1,463.2)          (1,525.7)
   Purchase of equity securities...........................................                      (35.9)              (0.7)
   Purchase of other investments...........................................                      (16.9)             (21.0)
   Capital expenditures....................................................                       (2.3)              (3.5)
   Payments related to terminated derivative instruments...................                       (5.2)             (37.4)
   Disbursements to fund installment finance and notes receivable..........                     (153.6)            (154.5)
   Other investing activities, net.........................................                        0.5                -
                                                                                            -------------      -------------
            Net cash provided by investing activities......................                      346.7              442.0
                                                                                            -------------      -------------

Cash flows from financing activities
   Deposits to contractholder deposit funds................................                        -                100.0
   Withdrawals from contractholder deposit funds...........................                      (17.2)            (692.2)
   Deposits to trust instruments supported by funding obligations..........                        -                 45.1
   Withdrawals from trust instruments supported by funding obligations.....                     (104.5)             (94.2)
   Change in short-term debt...............................................                        -                 (8.9)
   Treasury stock reissued at cost.........................................                        -                  1.0
                                                                                            -------------      -------------
            Net cash used in financing activities..........................                     (121.7)            (649.2)
                                                                                            -------------      -------------

Net change in cash and cash equivalents....................................                      (38.3)              25.9
Cash and cash equivalents, beginning of period.............................                      389.8              350.2
                                                                                            -------------      -------------
Cash and cash equivalents, end of period...................................              $       351.5      $       376.1
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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 is applicable to all insurance enterprises as defined by Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises". This statement provides guidance regarding accounting and disclosures of separate account assets and liabilities and an insurance company's interest in such separate accounts. It further provides for the accounting and disclosures related to contractholder transfers to separate accounts from a company's general account and the determination of the balance that accrues to the benefit of the contractholder. In addition, SOP 03-1 provides guidance for determining any additional liabilities for guaranteed minimum death benefits or other insurance benefit features, potential benefits available only on annuitization and liabilities related to sales inducements, such as immediate bonus payments, pesistancy bonuses, and enhanced crediting rates or "bonus interest" rates, as well as the required disclosures related to these items. This statement is effective for fiscal years beginning after December 15, 2003. The Company is currently assessing the effect that adoption of SOP 03-1 will have on its financial position and results of operations.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify mandatorily redeemable financial instruments and other financial instruments that embody an obligation of the issuer as liabilities. At inception, these liabilities shall initially be measured at fair value. Mandatorily redeemable financial instruments and certain forward contracts in which both the amount to be paid and the settlement date are fixed shall be subsequently measured at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. Other financial instruments shall be subsequently measured at fair value. Additionally, mandatorily redeemable financial instruments and certain forward contracts shall, on a prospective basis, reflect any amounts paid or to be paid to holders of these instruments in excess of the initial measurement amount as interest cost. For financial instruments created before the issuance date of Statement No. 150 and still existing at the beginning of the interim period of adoption, any changes between carrying value and fair value or other measurement attribute provided for by this statement, upon adoption of this statement, shall be reflected as a cumulative effect of a change in accounting principle. This statement is effective for interim periods beginning after June 15, 2003. The Company currently holds $300.0 million of mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company, which are required to be classified as liabilities in the third quarter of 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides guidance regarding the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", specifically as it relates to the identification of entities for which control is achieved through a means other than voting rights ("variable interest entities") and the determination of which party is responsible for consolidating the variable interest entities (the "primary beneficiary"). In addition to mandating that the primary beneficiary consolidate the variable interest entity, FIN 46 also requires disclosures by companies that hold a significant variable interest, even if they are not the primary beneficiary. Certain financial statement disclosures are applicable immediately for those entities for which it is reasonably possible that the enterprise will consolidate any variable interest entities. This interpretation also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For those variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provisions of this interpretation shall be applied no later than the first reporting period after June 15, 2003. The Company performed a review of potential variable interest entities and concluded that as of June 30, 2003, AFC was not the primary beneficiary of any material variable interest entities; and, therefore would not be required to consolidate those entities as a result of implementing FIN 46. However, the Company does hold a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund - 1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company's investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company's maximum exposure to loss on this investment is limited to its carrying value, which is $10.0 million at June 30, 2003.

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

In June 2002, the FASB issued  Statement of Financial  Accounting  Standards No.
146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement No. 146"). This statement requires that a liability for costs associated with an exit or disposal activity is recognized and measured initially at its fair value in the period the liability is incurred. This statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring". Additionally, the statement requires financial statement disclosures about the description of the exit or disposal activity, including for each major type of cost, the total amount expected to be incurred and a reconciliation of the beginning and ending liability balances. The provisions of this statement are effective for all exit and disposal activities initiated after December 31, 2002.


3. Discontinued Operations

During 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS")
business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of $46.9 million, partially offset by net proceeds from the sale of the EBS business of $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $10.3 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of approximately $27 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $90.9 million at June 30, 2003 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At June 30, 2003 and 2002, the discontinued segment had assets of approximately $300.3 million and $307.9 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $366.1 million and $364.5 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $3.3 million and $5.2 million for the quarters ended June 30, 2003 and 2002, respectively, and $7.9 million and $12.0 million for the six months ended June 30, 2003 and 2002, respectively.


4. Significant Transactions

Effective December 31, 2002, the Company effectively sold, through a 100% coinsurance agreement, substantially all of its fixed universal life insurance business. Under the agreement, the Company ceded approximately $660 million of universal life insurance reserves in exchange for the transfer of approximately $550 million of investment assets with an amortized cost of approximately $525 million and was subject to certain post-closing adjustments. At December 31, 2002, the Company recorded a pre-tax loss of $31.3 million. Subsequently, the Company transferred cash and other investment assets of approximately $100 million and $450 million, respectively, during 2003, for the settlement of the net payable associated with this transaction. In addition, the Company recorded incremental income of $5.5 million during the first half of 2003 related to the settlement of post-closing items.

In the first six months of 2003, the Company retired $65.6 million of long-term funding agreement obligations which resulted in a pre-tax gain of $5.0 million and is reported as gain from retirement of trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $5.7 million was recorded as net realized investment gains in the Consolidated Statements of Income. The net foreign currency transaction gain on the retired foreign-denominated funding agreements of $3.6 million was recorded as other income in the Consolidated Statements of Income.

In the fourth quarter of 2002, the Company recognized a pre-tax charge of $15.0 million related to the restructuring of its AFS segment and has been accounted for under the guidance of Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Approximately $11.7 million of this charge relates to severance and other employee and agent related costs resulting from the elimination of approximately 475 positions, of which 407 employees have been terminated as of June 30, 2003 and 63 vacant positions have been eliminated. All levels of employees, from staff to senior management, were affected by the restructuring. Approximately $3.3 million of this charge relates to other restructuring costs, consisting of lease and contract cancellations and the present value of idle leased space. Additionally, the Company terminated all life insurance and annuity agent contracts effective December 31, 2002. As of June 30, 2003, the Company has made payments of approximately $12.4 million related to this restructuring plan, of which approximately $10.4 million relates to severance and other employee related costs. During the first six months of 2003, the Company eliminated an additional 73 positions related to this restructuring, of which 65 employees have been terminated as of June 30, 2003. The Company recorded a pre-tax charge of $4.6 million, consisting of $4.4 million of employee related costs and $0.2 million related to contract cancellations, during the first six months of 2003.

5. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 2003 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

It is the Company's policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax benefit for the six months ended June 30, 2002 was computed based on the first half of 2002 as a discrete period due to the uncertainty regarding the Company's ability to reliably estimate pre-tax income for the remainder of the year. The Company could not reliably estimate pre-tax income for the second half of 2002 principally due to the impact of the equity market on the Company, including possible additional amortization of deferred policy acquisition costs. Because of this uncertainty, the Company was unable to develop a reasonable estimate of the annual effective tax rate for the full year 2002. In addition, during the six months ended June 30, 2002, the Company recognized a benefit of $12.1 million related to a settlement of certain prior years' federal income tax returns.


6. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:



                                                                               (Unaudited)                  (Unaudited)
                                                                             Quarter Ended               Six Months Ended
                                                                                June 30,                     June 30,
                                                                 ------------------------------------------------------------
(In millions)                                                              2003          2002           2003            2002
-----------------------------------------------------------------------------------------------------------------------------
Unrealized gains on available-for-sale securities:
    Unrealized holding gains (losses) arising during period
     (net of income tax benefit (expense)of $19.8 million
     and $(28.8)million for the quarters ended June 30, 2003
     and 2002 and$(57.0) million and $7.0 million for the six
     months ended June 30, 2003 and 2002).........................    $    166.2   $      51.5     $   106.0       $    (12.9)
    Less: reclassification adjustment for losses included in
     net income (net of income tax benefit (expense) of $67.4
     million and $14.3 million for the quarters ended June 30,
     2003 and 2002 and $(10.4) million and $14.8 million for
     the six months ended June 30, 2003 and 2002).................          77.6         (28.6)         19.3            (27.4)
                                                                        ---------     ---------    ----------      ----------
Total available-for-sale securities...............................          88.6          80.1          86.7             14.5
                                                                        ---------     ---------    ----------      ----------

Unrealized losses on derivative instruments:
    Unrealized holding (losses) gains arising during period
     (net of income tax benefit of $27.8 million and $36.0
     million for the quarters ended June 30, 2003 and 2002
     and $1.9 million and $31.2 million for the six months
     ended June 30,2003 and 2002)..................................         (19.6)        63.2          3.5            57.9
    Less: reclassification adjustment for (losses) gains included in net income (net of income tax benefit of $29.1 million and
     $48.3  million for the quarters ended June 30, 2003 and 2002 and $2.9 million and $39.0 million for the six months ended
     June 30, 2003 and 2002).......................................         (16.9)        86.0          5.5            72.3
                                                                        ---------     ---------    ----------      ----------
Total derivative instruments.......................................          (2.7)       (22.8)        (2.0)          (14.4)
                                                                        ---------     ---------    ----------      ----------

Other comprehensive income .......................................    $      85.9   $     57.3  $      84.7     $       0.1
                                                                        =========     =========    ==========      ==========


7. Closed Block

Summarized financial information of the Closed Block, established in 1995 upon demutualization, is as follows for the periods indicated:


                                                                            Unaudited)
                                                                            June 30,       December 31,
 (In millions)                                                                2003             2002
 ------------------------------------------------------------------------------------------------------
Assets
   Fixed maturities-at fair value (amortized cost of $504.9 and $498.1).  $    547.6   $     542.4
   Mortgage loans.......................................................        45.8          46.6
   Policy loans.........................................................       162.6         167.4
   Cash and cash equivalents............................................         1.0           0.3
   Accrued investment income............................................        12.8          13.1
   Deferred policy acquisition costs....................................         7.5           8.2
   Deferred federal income taxes........................................         4.6           5.4
   Other assets.........................................................        10.1           4.7
                                                                            ---------     ---------
      Total assets......................................................  $    792.0   $     788.1
                                                                            =========     =========
Liabilities
   Policy liabilities and accruals......................................  $    764.5   $     767.5
   Policyholder dividends...............................................        78.0          57.1
   Other liabilities....................................................         1.2          23.8
                                                                            ---------     ---------
      Total liabilities.................................................  $    843.7   $     848.4
                                                                            =========     =========
Excess of Closed Block liabilities over assets designated to the
   Closed Block.........................................................  $     51.7   $      60.3
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income
   tax benefit of $8.1 million and $5.2 million.........................       (15.1)         (9.6)
                                                                            ---------     ---------
Maximum future earnings to be recognized from Closed Block
   assets and liabilities...............................................  $     36.6   $      50.7
                                                                            =========     =========





                                                                                 (Unaudited)                 (Unaudited)
                                                                                Quarter Ended             Six Months Ended
                                                                                   June 30,                    June 30,
                                                                            -----------------------      ---------------------
(In millions)                                                                2003           2002          2003          2002
------------------------------------------------------------------------------------------------------------------------------
Revenues
   Premiums..............................................................   $   6.0    $      6.4     $     26.9    $    30.8
   Net investment income.................................................      11.8          13.1           23.8         26.0
   Net realized investment(losses)gains..................................      (0.7)         (1.7)           4.3         (1.8)
                                                                            --------      ---------      -------       -------
      Total revenues.....................................................      17.1          17.8           55.0         55.0
                                                                            --------      ---------      -------       -------

Benefits and expenses
   Policy benefits.......................................................      15.8          13.7           49.6         47.6
   Policy acquisition expenses...........................................       0.7           0.7            0.4          1.2
   Other operating expenses..............................................      (0.1)          0.1            0.3          0.4
                                                                            --------      ---------      -------       -------
      Total benefits and expenses........................................      16.4          14.5           50.3         49.2
                                                                            --------      ---------      -------       -------

         Contribution from the Closed Block..............................   $   0.7    $      3.3     $      4.7    $     5.8
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

Prior to September 30, 2002, the Allmerica Financial Services segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and life insurance products. Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products. After September 30, 2002, the AFS business consists of two components. First, the segment includes its independent broker/dealer, VeraVest Investments, Inc., ("VeraVest"), which distributes third-party investment and insurance products. The Company has entered into agreements with leading investment product and insurance providers whereby these providers compensate the Company for non-proprietary product sales by VeraVest's registered representatives. Second, this segment will retain and service existing variable annuity and variable universal life accounts, as well as its remaining traditional life and group retirement accounts, which were issued by its life insurance subsidiaries, AFLIAC and FAFLIC.

Through its Asset Management segment, prior to September 2002, FAFLIC offered guaranteed investment contracts ("GICs"). GICs, also referred to as funding agreements, are investment contracts with either short-term or long-term maturities, which are issued to institutional buyers or to various business or charitable trusts. Declining financial strength ratings from various rating agencies during 2002 resulted in GIC contractholders terminating all remaining short-term funding agreements and made it impractical to continue selling new long-term funding agreements. Furthermore, the Company retired certain long-term funding agreements, at discounts, during the first half of 2003 and the fourth quarter of 2002 (see Note 4 - Significant Transactions). This segment continues to be a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients through its subsidiary, Opus Investment Management, Inc. Additionally, this segment includes AMGRO, Inc., the Company's property and casualty insurance premium financing business.

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

Management evaluates the results of the aforementioned segments based on a pre-tax and pre-minority interest basis. Segment income excludes certain items, which are included in net income, such as net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items.

Summarized below is financial information with respect to business segments:



                                                                          (Unaudited)                  (Unaudited)
                                                                         Quarter Ended               Six Months Ended
                                                                           June 30,                      June 30,
                                                                  ---------------------------------------------------------
 (In millions)                                                      2003           2002              2003            2002
---------------------------------------------------------------------------------------------------------------------------
Segment revenues:
     Property and Casualty...................................     $   615.3   $     626.7       $   1,224.3     $  1,241.4
     Allmerica Financial Services............................         174.4         204.8             382.4          419.7
     Asset Management........................................          22.2          31.8              44.3           64.0
     Corporate...............................................           0.5           1.5               1.0            3.2
     Intersegment revenues...................................          (3.1)         (2.6)             (6.1)          (4.5)
                                                                  ----------    ----------        -----------      ---------
       Total segment revenues................................         809.3         862.2           1,645.9        1,723.8
Adjustments to segment revenues:
     Net realized investment gains (losses)..................          13.2         (63.8)             26.4          (76.1)
                                                                  ----------    ----------        -----------      ---------
       Total revenues........................................     $   822.5   $     798.4       $   1,672.3    $   1,647.7
                                                                  ==========    ==========        ===========      =========

Segment income(loss) before federal income taxes, minority
    interest and cumulative effect of change in accounting
    principle:
     Property and Casualty...................................     $    20.6   $      51.6       $      64.8     $      90.6
     Allmerica Financial Services............................          18.4        (113.8)             20.8           (84.1)
     Asset Management........................................           2.5           5.1               5.0            10.2
     Corporate...............................................         (18.5)        (15.2)            (35.6)          (31.6)
                                                                  ----------    ----------        -----------      ---------
       Segment income (loss) before federal income taxes
         and minority interest...............................          23.0         (72.3)             55.0           (14.9)
Adjustments to segment income:
     Net realized investment gains(losses),net of deferred
       acquisition cost amortization.........................           9.5         (57.4)             17.7           (66.0)
     Gain from retirement of trust instruments supported by
       funding obligations...................................           0.3           -                 5.0             -
     Income from sale of universal life business.............           -             -                 5.5             -
     Net (losses) gains on derivative instruments............          (0.6)         14.1               0.9            30.4
     Sales practice litigation...............................           -             2.5               -               2.5
     Restructuring costs.....................................          (1.3)          -                (4.6)            -
                                                                  ----------    ----------        -----------      ---------
       Income (loss) before federal income taxes, minority
         interest and cumulative effect of change in
         accounting principle................................     $    30.9   $    (113.1)      $      79.5     $     (48.0)
                                                                  ==========    ==========        ===========      =========




                                                        Identifiable Assets                    Deferred Acquisition Costs
-------------------------------------------------------------------------------------------------------------------------------
                                                  (Unaudited)                                (Unaudited)
                                                   June 30,            December 31,            June 30,          December 31,
(In millions)                                        2003                 2002                   2003               2002
-------------------------------------------------------------------------------------------------------------------------------
   Property and Casualty (1)...................   $    6,184.6       $    6,056.1         $        220.3       $     215.1
   Allmerica Financial Services................       17,651.7           18,971.6                  934.9           1,027.1
   Asset Management............................        1,332.3            1,559.8                      -               -
   Corporate and intersegment eliminations.....            4.6               (8.6)                     -               -
                                                  -------------       --------------       --------------       --------------
      Total....................................   $   25,173.2       $   26,578.9         $      1,155.2       $   1,242.2
                                                  =============       ==============       ==============       ==============

(1) Includes assets related to the Company's discontinued operations of $300.3 million and $290.4 million at June 30, 2003 and
     December 31, 2002, respectively.


9. Earnings Per Share

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:


                                                                          (Unaudited)                       (Unaudited)
                                                                         Quarter Ended                   Six Months Ended
                                                                            June 30,                          June 30,
                                                                  ---------------------------------------------------------
 (In millions)                                                         2003          2002         2003           2002
---------------------------------------------------------------------------------------------------------------------------
Basic shares used in the calculation of earnings per share......       52.9          52.9          52.9           52.8
Dilutive effect of securities (1):
     Employee stock options.....................................        0.1           -             0.1            -
                                                                  ----------    ----------    ----------     ----------
Diluted shares used in the calculation of earnings per share....       53.0          52.9          53.0           52.8
                                                                  ==========    ==========    ==========     ==========

(1) Excludes 0.4 million shares due to antidilution for the quarter and six months ended June 30, 2002.


10. Stock-Based Compensation Plans

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations" ("APB Opinion No. 25"), in accounting for its stock-based compensation plans, and thus compensation cost is not generally required to be recognized in the financial statements for the Company's stock options issued to employees. However, costs associated with the issuance of stock options to certain agents who did not qualify as employees were recognized in 2003 and 2002.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based compensation.


                                                                          (Unaudited)                       (Unaudited)
                                                                         Quarter Ended                   Six Months Ended
                                                                            June 30,                          June 30,
                                                                  ---------------------------------------------------------
(In millions, except per share data)                                   2003          2002               2003          2002
---------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported.................................    $   24.4       $ (55.5)          $   61.5       $   (7.6)
     Stock-based compensation expense included in reported net
       income, net of taxes....................................         0.1           0.1                0.2            0.3
     Total stock-based compensation expense determined  under
      fair value based method for all awards, net of taxes.....        (2.8)         (3.2)              (5.5)          (6.5)
                                                                    ----------    -----------       ----------      ----------
Proforma net income (loss).....................................    $   21.7       $ (58.6)           $  56.2        $ (13.8)
                                                                    ==========    ===========       ==========      ==========
Earnings per share:

     Basic- as reported........................................    $   0.46       $  (1.05)          $   1.16       $  (0.14)
                                                                    ==========    ===========        =========      ==========

     Basic- proforma...........................................    $   0.41       $  (1.11)          $   1.06       $  (0.26)
                                                                    ==========    ===========        =========      ==========

     Diluted- as reported......................................    $   0.46       $  (1.05)          $   1.16       $  (0.14)
                                                                    ==========    ===========       ==========     ==========

     Diluted- proforma.........................................    $   0.41       $  (1.11)          $   1.06       $  (0.26)
                                                                    ==========    ===========        ==========     ==========



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

                                     PART I
                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                TABLE OF CONTENTS


       Introduction..........................................................18
       Description of Operating Segments.....................................18
       Results of Operations..............................................18-37
             Consolidated Overview........................................18-21
             Segment Results..............................................22-37
                Property and Casualty.....................................22-30
                Allmerica Financial Services..............................31-35
                Asset Management..........................................36-37
                Corporate....................................................37
       Investment Portfolio...............................................38-40
       Derivative Instruments................................................40
       Income Taxes..........................................................41
       Statutory Capital of Insurance Subsidiaries...........................41
       Liquidity and Capital Resources.......................................42
       Rating Agency Actions..............................................42-43
       Recent Developments...................................................43
       Forward-Looking Statements............................................43
       Glossary...........................................................44-45

INTRODUCTION

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


Description of Operating Segments

We offer financial products and services in three operating segments. These segments are Property and Casualty (formerly "Risk Management"), Allmerica Financial Services ("AFS"), and Asset Management (formerly "Allmerica Asset Management"). Before 2003, AFS and Asset Management comprised the Asset Accumulation group. We present the separate financial information of each segment consistent with the manner in which our chief operating decision makers evaluate results in deciding how to allocate resources and in assessing performance. This presentation complies with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". Segment income excludes certain items which are included in net income, such as net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items.

Results of Operations

Consolidated Overview

Our consolidated net income for the second quarter of 2003 increased $79.9 million, to net income of $24.4 million, compared to a net loss of $55.5 million for the same period in 2002. The increase in the second quarter resulted primarily from a $95.3 million increase in segment income principally related to AFS, partially offset by a $48.9 million change in corresponding federal income taxes. Federal income taxes on segment income changed from a benefit of $48.6 million in the second quarter of 2002 to an expense of $0.3 million in 2003. In addition, net income increased from a $45.1 million change in net realized investment gains (losses) from a net loss of $38.5 million in the second quarter of 2002 to a $6.6 million net gain in 2003.

Consolidated net income for the first six months of 2003 increased $69.1 million, to net income of $61.5 million, compared to a net loss of $7.6 million for the first six months of 2002. This increase resulted primarily from a $69.9 million increase in segment income principally related to AFS, partially offset by a $45.2 million change in corresponding federal income taxes. Federal income taxes on segment income changed from a benefit of $40.6 million in the first half of 2002 to an expense of $4.6 million in 2003. Additionally, net income increased from a $57.5 million change in net realized investment gains (losses) to a net gain of $14.6 million in the first half of 2003, from a net loss of $42.9 million in the comparable period of 2002.

The following table reflects segment income (loss) and a reconciliation to consolidated net income (loss).



                                                                       Quarter Ended                Six Months Ended
                                                                          June 30,                      June 30,
                                                                   -------------------------------------------------------
(In millions)                                                       2003            2002           2003           2002
--------------------------------------------------------------------------------------------------------------------------
Segment income (loss) before federal income taxes and
  minority interest:
     Property and Casualty....................................  $      20.6     $      51.6    $      64.8    $      90.6
     Allmerica Financial Services.............................         18.4          (113.8)          20.8          (84.1)
     Asset Management.........................................          2.5             5.1            5.0           10.2
     Corporate................................................        (18.5)          (15.2)         (35.6)         (31.6)
                                                                 ------------    -----------    -----------    ------------
Segment income (loss) before federal income taxes and
  minority interest...........................................         23.0           (72.3)          55.0          (14.9)
                                                                 ------------    -----------    -----------    ------------

     Federal income tax (expense) benefit on segment income...         (0.3)           48.6           (4.6)          40.6
     Minority interest on Capital Securities..................         (4.0)           (4.0)          (8.0)          (8.0)
     Net realized investment gains (losses), net of taxes
         and deferred acquisition cost amortization...........          6.6           (38.5)          14.6          (42.9)
     Net(losses)gains on derivative instruments,net of taxes..         (0.4)            9.1            0.6           19.7
     Income from sale of universal life business,net of taxes.          -               -              3.6            -
     Gain from retirement of trust instruments  supported by
         funding obligations, net of taxes....................          0.3             -              3.3            -
     Restructuring costs, net of taxes........................         (0.8)            -             (3.0)           -
     Sales practice litigation, net of taxes..................          -               1.6            -              1.6
                                                                 ------------    -----------    -----------    ------------
Income (loss) before cumulative effect of change in
   accounting principle.......................................         24.4           (55.5)          61.5           (3.9)
     Cumulative effect of change in accounting principle,
        net of taxes..........................................          -               -              -             (3.7)
                                                                 ------------    -----------    -----------    ------------
Net income (loss).............................................  $      24.4     $     (55.5)   $      61.5    $      (7.6)
                                                                 ============    ===========    ===========    ============


Net income (loss) includes the following items (net of taxes) by segment:

                                                                   Quarter ended June 30, 2003
                                              ----------------------------------------------------------------------

                                                Property     Allmerica
                                                  and        Financial         Asset
(In millions)                                   Casualty     Services        Management     Corporate       Total
--------------------------------------------------------------------------------------------------------------------
 Net realized investment gains (losses), net
   of  taxes  and  deferred  acquisition
   cost amortization...........................      $1.5         $(1.4)        $ 6.6          $(0.1)        $ 6.6
 Net (losses) gains on derivative instruments..       -             -            (0.4)           -            (0.4)
 Gain from  retirement of trust  instruments
   supported by funding obligations............       -             -             0.3            -             0.3
 Restructuring costs...........................       -            (0.8)          -              -            (0.8)





                                                                   Quarter ended June 30, 2002
                                              ----------------------------------------------------------------------
                                                Property     Allmerica
                                                  and        Financial        Asset
(In millions)                                   Casualty     Services       Management     Corporate       Total
--------------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses),  net
  of taxes and  deferred  acquisition  cost
  amortization................................      $(2.3)       $(19.7)       $(17.7)          $1.2        $(38.5)
Net (losses) gains on derivative instruments..        -             -             9.1            -             9.1
Sales practice litigation.....................        -             1.6           -              -             1.6

                                                                 Six Months ended June 30, 2003
                                              ----------------------------------------------------------------------

                                                Property       Allmerica
                                                  and          Financial      Asset
(In millions)                                   Casualty       Services     Management     Corporate       Total
--------------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses),  net
   of taxes and  deferred  acquisition  cost
   amortization...............................       $9.7         $(1.5)         $9.5          $(3.1)        $14.6
Net(losses)gains on derivative instruments....        -             -             0.6            -             0.6
Income from sale of universal life business...        -             3.6           -              -             3.6
Gain from  retirement  of trust  instruments
   supported by funding obligations...........        -             -             3.3            -             3.3
Restructuring costs...........................        0.2          (3.2)          -              -            (3.0)




                                                                 Six Months ended June 30, 2002
                                              ----------------------------------------------------------------------
                                                Property     Allmerica
                                                   and       Financial        Asset
(In millions)                                   Casualty     Services      Management     Corporate       Total
--------------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses),  net
   of taxes and  deferred  acquisition  cost
   amortization...........................          $(0.6)       $(23.8)       $(19.7)          $1.2        $(42.9)
Net (losses) gains on derivative instruments          -             -            19.7            -            19.7
Sales practice litigation.................            -             1.6           -              -             1.6


Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Our segment income before federal income taxes and minority interest increased $95.3 million, to $23.0 million in the second quarter of 2003, compared to a loss of $72.3 million during the same period of 2002. This increase was primarily attributable to $132.2 million of increased earnings from the AFS segment, partially offset by a $31.0 million decrease from the Property and Casualty segment. AFS segment income for 2002 primarily includes additional amortization of the deferred acquisition cost ("DAC") asset of $137.1 million, which reflected the significant decline in equity market values. The decrease in Property and Casualty segment income in the quarter was principally due to a $23 million charge resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996. Also contributing to the decrease were higher catastrophe losses of $12.6 million, increased current year non-catastrophe claims totaling $7.3 million, primarily in the personal automobile line, and $7.2 million of increased policy acquisition expenses. These decreases were partially offset by estimated net premium rate increases of approximately $26 million.

Our federal income tax expense on segment income was $0.3 million for the second quarter of 2003 compared to an income tax benefit of $48.6 million for the second quarter of 2002. The change in federal income tax expense is primarily the result of an increase in estimated segment income. In 2002, we recognized a tax benefit on the loss recognized by the AFS segment, as well as a $12.1 million favorable tax settlement of federal income tax returns related to 1977 through 1981.

Net realized gains on investments, after taxes, were $6.6 million in the second quarter of 2003, primarily due to gains recognized from the sale of both below investment grade and investment grade fixed maturities, partially offset by impairments of fixed maturities. During the second quarter of 2002, we recognized net realized losses on investments, after taxes, of $38.5 million, primarily due to impairments of fixed maturities and equity securities and losses related to the termination of certain derivative instruments, partially offset by gains recognized from sales of fixed maturities.

Net losses on derivative instruments, net of taxes, for the second quarter of 2003 were $0.4 million compared to net gains of $9.1 million for the same period in 2002 as a result of derivative activity that does not meet the requirements of hedge accounting.

During the second quarter of 2003, we retired $12.9 million of long-term funding agreement obligations, resulting in a gain of $0.3 million, net of taxes.

During 2002, we began restructuring efforts of our AFS segment following our decision to cease new sales of our proprietary life insurance and annuity products. In the second quarter of 2003, we recognized $0.8 million of these costs, net of taxes, primarily resulting from AFS related position eliminations.

We recognized a benefit of $1.6 million in the second quarter of 2002 as a result of refining cost estimates related to a class action lawsuit which was settled in 1999.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Our segment income before federal income taxes and minority interest increased $69.9 million, to $55.0 million for the first six months of 2003, compared to a loss of $14.9 million for the same period during 2002. This increase was primarily attributable to an increase in income from the AFS segment of $104.9 million, partially offset by a decrease in income from the Property and Casualty segment of $25.8 million. AFS segment income for 2002 primarily reflects the aforementioned $137.1 million of additional amortization of the DAC asset incurred during the first six months of 2002. This was partially offset by higher ongoing DAC amortization in 2003, which resulted from our application of a higher amortization percentage as mandated by our current DAC assumptions, to current gross profits generated by existing annuity accounts. Existing annuity account balances and related gross profits have declined primarily due to surrenders following ratings downgrades in 2002 and our decision, in the third quarter of 2002, to cease sales of proprietary life insurance and annuity products. The decrease in Property and Casualty segment income is primarily attributable to approximately $48 million of estimated increased current accident year non-catastrophe claims, primarily in personal lines, the aforementioned $23 million charge from the voluntary pool arbitration decision and to a $12.6 million increase in catastrophe losses. The decrease is also attributable to an $8.9 million increase in expenses. Partially offsetting these decreases were estimated net premium rate increases of approximately $53 million, as well as favorable development on prior year reserves. Favorable development, excluding the aforementioned $23 million arbitration settlement, increased $28.6 million in the first half of 2003.

Our federal income tax expense on segment income was $4.6 million for the first six months of 2003 compared to an income tax benefit of $40.6 million for the same period of 2002. The change in tax expense is primarily the result of an increase in estimated segment income. In 2002, we recognized a tax benefit on the loss recognized by the AFS segment, as well as the $12.1 million favorable tax settlement, discussed above.

Net realized gains on investments, after taxes, were $14.6 million for the first six months of 2003, primarily due to gains recognized from the sale of both investment grade and below investment grade fixed maturities, partially offset by impairments of fixed maturities. During the first six months of 2002, we recognized net realized losses on investments, after taxes, of $42.9 million, primarily due to impairments of fixed maturities and equity securities and losses related to the termination of certain derivative instruments, partially offset by gains recognized from sales of fixed maturities.

Net gains on derivative instruments, after taxes, for the first six months of 2003 were $0.6 million compared to $19.7 million for the same period in 2002 as a result of derivative activity that does not meet the requirements of hedge accounting.

During the first half of 2003, we recognized income of $3.6 million, net of taxes, from the settlement of post-closing items related to the December 2002 sale of our universal life business, through a 100% coinsurance agreement.

During the first six months of 2003, we retired $65.6 million of long-term funding agreement obligations, resulting in a gain of $3.3 million, net of taxes.

During 2002, we began restructuring efforts of our AFS segment after a decision was made to cease new sales of our proprietary life insurance and annuity products. During the first six months of 2003, we recognized $3.0 million of costs, net of taxes, primarily resulting from AFS related position eliminations.

We recognized a benefit of $1.6 million in the first half of 2002 as a result of refining cost estimates related to a class action lawsuit which was settled in 1999.

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and minority interest and other items which we believe are not indicative of overall operating trends, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty segment:


                                                                     Quarter Ended              Six Months Ended
                                                                       June 30,                     June 30,
                                                                ------------------------     ------------------------
(In millions)                                                     2003          2002           2003          2002
---------------------------------------------------------------------------------------------------------------------
Segment revenues
     Net premiums written....................................  $     571.0  $      572.1   $    1,121.5  $    1,127.0
                                                                ==========    ==========     ==========    ==========

     Net premiums earned.....................................  $     561.8  $      570.6   $    1,116.0  $    1,128.7
     Net investment income...................................         46.5          50.8           91.8         102.6
     Other income............................................          7.0           5.3           16.5          10.1
                                                                ----------    ----------     ----------    ----------
                Total segment revenues.......................        615.3         626.7        1,224.3       1,241.4
                                                                ----------    ----------     ----------    ----------

Losses and operating expenses
     Losses and loss adjustment expense (1)...................       435.2         419.5          840.4         840.6
     Policy acquisition expenses..............................       113.1         105.9          224.9         210.5
     Other operating expenses.................................        46.4          49.7           94.2          99.7
                                                                ----------    ----------     ----------    ----------
                Total losses and operating expenses...........       594.7         575.1        1,159.5       1,150.8
                                                                ----------    ----------     ----------    ----------

Segment income...............................................  $      20.6  $       51.6   $       64.8  $      90.6
                                                                ==========    ==========     ==========    ==========

(1) Includes policyholders' dividends of $0.4 million and $0.5 million for the quarters ended June 30, 2003 and 2002, respectively, and $0.8 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively.


Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Property and Casualty's segment income decreased $31.0 million to $20.6 million for the second quarter of 2003. The decrease in segment income was primarily attributable to a charge of $23 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996. In addition, catastrophe losses increased $12.6 million, to $21.2 million for the second quarter of 2003, compared to $8.6 million for the same period in 2002. Catastrophe losses in 2002 were unusually low. Second quarter of 2003 segment income was also affected by a $7.3 million increase in current year non-catastrophe claims activity, primarily in the personal automobile line. The $7.2 million increase in policy acquisition expenses was primarily due to increases in commissions and pension costs. Segment income also reflected a decrease in net investment income of $4.2 million for the quarter ended June 30, 2003. Partially offsetting these items was a benefit from an estimated $26 million of net premium rate increases. Net premium rate increases reflect base rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of estimated impact of loss inflation and policy acquisition costs. Segment income was also favorably affected by a $3.3 million decrease in other operating expenses primarily due to decreases in consulting expenses and uncollectable premiums.

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

The following tables summarize the results of operations for the Property and Casualty segment:



                                                               Quarter Ended June 30,
                                         --------------------------------------------------------------------
                                                       2003                               2002
                                         --------------------------------------------------------------------
                                            Statutory                           Statutory
                                               Net            Statutory            Net            Statutory
                                            Premiums         Loss Ratios        Premiums         Loss Ratios
(In millions, except ratios)                 Written            (1)              Written            (1)
-------------------------------------------------------------------------------------------------------------
Personal Lines:
   Personal automobile...................$     267.9            73.8         $     267.2            68.4
   Homeowners............................      102.5            68.9                94.4            64.1
   Other personal........................       12.1            29.9                12.5            45.9
                                            -----------                         -----------
 Total personal..........................      382.5            71.3               374.1            66.7
                                            -----------                         -----------

Commercial Lines:
   Workers' compensation.................       32.2            71.7                37.4            83.4
   Commercial automobile.................       45.3            55.9                49.0            66.9
   Commercial multiple peril.............       86.9            49.9                84.3            50.5
   Other commercial......................       24.1           123.6                27.9            38.7
                                            -----------                         -----------
 Total commercial........................      188.5            64.9               198.6            60.3
                                            -----------                         -----------
Total....................................$     571.0            69.1         $     572.7            64.4
                                            ===========                         ===========

Statutory combined ratio (2):
   Personal lines........................      107.3                               100.9
   Commercial lines......................      106.1                               102.8
   Total.................................      106.8                               101.6

Statutory underwriting (loss) gain:
   Personal lines........................$     (30.1)                        $      (6.7)
   Commercial lines......................      (11.1)                               (2.3)
                                            -----------                         -----------
   Total.................................      (41.2)                               (9.0)
                                            -----------                         -----------
Reconciliation to segment income:
   Net investment income.................       46.5                                50.8
   Other income and expenses, net........        5.5                                 4.2
   Corporate overhead expenses (3).......        8.4                                 6.4
   Net deferred acquisition expenses.....        5.1                                 4.0
   Other Statutory to GAAP adjustments...       (3.7)                               (4.8)
                                            -----------                         -----------
Segment income...........................$      20.6                         $      51.6
                                            ===========                         ===========


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

Personal Lines
Personal lines' net premiums written increased $8.4 million, or 2.2%, to $382.5 million for the second quarter of 2003. This was primarily the result of an increase of $8.1 million, or 8.6%, in the homeowners line, as well as rate increases in the personal automobile line. The increase in the homeowners line resulted primarily from a 10.0% rate increase in Michigan and a 7.9% rate increase in New York.

Personal lines' statutory underwriting results decreased $23.4 million to an underwriting loss of $30.1 million for the second quarter of 2003. The increase in the underwriting loss was primarily attributable to increased current year claims in the personal automobile line of approximately $16 million due to significant increases in the severity of medical costs related to personal injury protection coverage in Michigan and an increase in frequency of bodily injury claims, primarily in Massachusetts. Development on prior years' reserves decreased $8.9 million, to $12.1 million of adverse development for the second quarter of 2003, from $3.2 million of adverse development for the same period in 2002. In addition, catastrophe losses increased $7.4 million, to $13.6 million for the second quarter of 2003, compared to $6.2 million for the same period in 2002. These unfavorable items were partially offset by approximately $12 million of estimated net premium rate increases earned during the second quarter of 2003.

Commercial Lines
Commercial lines' net premiums written decreased $10.1 million, or 5.1%, to $188.5 million for the second quarter of 2003. This was primarily the result of a decrease of $5.2 million, or 13.9%, in the workers' compensation line and a decrease of $3.7 million, or 7.6%, in the commercial automobile line. These decreases were partially offset by an increase in the commercial multiple peril line of $2.6 million since June 30, 2002. Policies in force decreased 6.9%, 14.0% and 5.3% in the workers' compensation, commercial automobile and commercial multiple peril lines, respectively, since June 30, 2002, primarily as a result of the agency management actions initiated in 2001. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since June 30, 2002.

Commercial lines' statutory underwriting results decreased $8.8 million to an underwriting loss of $11.1 million in the second quarter of 2003. Development on prior years' reserves deteriorated $13.8 million, to $20.5 million of adverse development for the second quarter of 2003, from $6.7 million of adverse development for the same period in 2002. This was primarily due to the aforementioned charge of $23 million from the voluntary pool arbitration decision, partially offset by $9.2 million of improved development, primarily in the workers' compensation and commercial multiple peril lines. In addition, catastrophe losses increased $5.1 million, to $7.5 million for the second quarter of 2003, compared to $2.4 million for the same period in 2002. The decrease in underwriting results also reflected an approximately $3 million increase in expenses primarily due to pension costs, expenses associated with third party guarantees purchased to minimize the loss of commercial lines business as a result of the ratings downgrades and technology costs. Partially offsetting these unfavorable items was approximately $14 million of estimated net premium rate increases during the second quarter of 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Property and Casualty's segment income decreased $25.8 million, or 28.5%, to $64.8 million for the six months ended June 30, 2003. The decrease was primarily due to approximately $48 million of estimated increased current accident year non-catastrophe claims, primarily in personal lines. Also, segment income for the six months ended June 30, 2003 was negatively affected by the aforementioned charge of $23 million from the voluntary pool arbitration decision. There was also a $12.6 million increase in catastrophe losses, to $32.4 million for the six months ended June 30, 2003, compared to $19.8 million for the same period in 2002. Additionally, segment income for the six months ended June 30, 2003 was negatively affected by an $8.9 million increase in expenses primarily due to an increase in commissions, expenses for mandatory assigned risk personal automobile business in New York, expenses associated with third party guarantees purchased to minimize the loss of commercial lines business as a result of the ratings downgrades and pension costs. Segment income also reflected a decrease in net investment income of $10.8 million for the six months ended June 30, 2003. Partially offsetting these negative items was approximately $53 million of estimated net premium rates increases. In addition, excluding the aforementioned $23 million charge for the voluntary pool arbitration decision, development on prior years' reserves improved $28.6 million, to $22.2 million of favorable development for the six months ended June 30, 2003, from $6.4 million of adverse development for the same period in 2002. Additionally, other income has increased by $6.4 million due to interest income on an intercompany loan to AMGRO, a premium financing subsidiary, an escheatment settlement and increased fee income from third party claim administration.

The following tables summarize the results of operations for the Property and Casualty Segment:


                                                                 Six Months Ended June 30,
                                          --------------------------------------------------------------------
                                                         2003                                2002
                                          --------------------------------------------------------------------
                                            Statutory                           Statutory
                                              Net             Statutory           Net             Statutory
                                            Premiums         Loss Ratios         Premiums        Loss Ratios
(In millions, except ratios)                 Written              (1)            Written             (1)
--------------------------------------------------------------------------------------------------------------
 Personal Lines:
   Personal automobile...................$     551.3            75.5         $     552.4            70.6
   Homeowners............................      173.0            66.6               159.9            64.9
   Other personal........................       20.3            31.9                21.1            49.1
                                            -----------                         -----------
 Total personal..........................      744.6            72.1               733.4            68.6
                                            -----------                         -----------

Commercial Lines:
   Workers' compensation.................       71.2            69.5                79.4            79.5
   Commercial automobile.................       89.5            53.1               100.5            64.5
   Commercial multiple peril.............      170.3            49.7               164.0            56.1
   Other commercial......................       45.6            68.9                49.6            32.8
                                            -----------                         -----------
 Total commercial........................      376.6            56.7               393.5            60.4
                                            -----------                         -----------
 Total...................................$   1,121.2            66.9         $   1,126.9            65.5
                                            ===========                         ===========

Statutory combined ratio (2):
   Personal lines........................      108.3                               103.0
   Commercial lines......................       97.6                               103.2
   Total.................................      104.6                               102.9


Statutory underwriting (loss) gain:
   Personal lines........................ $    (63.0)                        $     (28.4)
   Commercial lines......................        9.2                                (3.9)
                                            -----------                         -----------
   Total.................................      (53.8)                              (32.3)
                                            -----------                         -----------
Reconciliation to segment income:
   Net investment income.................       91.8                               102.6
   Other income and expenses, net........       13.6                                 7.6
   Corporate overhead expenses (3).......       16.4                                13.7
   Net deferred acquisition expenses.....        5.4                                 6.2
   Other Statutory to GAAP adjustments...       (8.6)                               (7.2)
                                            -----------                         -----------
Segment income...........................$      64.8                         $      90.6
                                            ===========                         ===========


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


Personal Lines
Personal lines' net premiums written increased $11.2 million, or 1.5%, to $744.6 million for the six months ended June 30, 2003. This is primarily the result of an increase of $13.1 million, or 8.2%, in the homeowners line, partially offset by a $1.1 million, or 0.2%, decrease in the personal automobile line. The increase in the homeowners line resulted primarily from rate increases of 10.0% and 7.9% in Michigan and New York, respectively, partially offset by a 1.9% decrease in policies in force. The decrease in the personal automobile line is primarily the result of an overall decrease of 5.0% in policies in force since June 30, 2002.

Personal lines' statutory underwriting results decreased $34.6 million, or 121.8%, to an underwriting loss of $63.0 million for the six months ended June 30, 2003. The increase in the underwriting loss is primarily attributable to a significant increase in severity of personal automobile medical costs related to personal injury protection coverage in Michigan. In addition, both our personal automobile and homeowners lines experienced an increase in claim frequency and severity due to the harsher winter weather during the first quarter, especially in the Northeast. Underwriting results were also unfavorably affected by an $8.6 million increase in adverse development in 2003 and a $3.9 million increase in underwriting loss related to the residual market facility in Massachusetts. In addition, catastrophe losses increased $2.7 million, to $18.4 million for the six months ended June 30, 2003, compared to $15.7 million for the same period in 2002. Additionally, policy acquisition expenses increased due to higher pension costs and commissions. Partially offsetting these items was approximately $21 million of estimated net premium rate increases.

Commercial Lines
Commercial lines' net premiums written decreased $16.9 million, or 4.3%, to $376.6 million for the six months ended June 30, 2003. This is primarily the result of the agency management actions we took in 2001 and our continuing re-underwriting efforts. As a result of these actions, policies in force decreased 6.9%, 14.0% and 5.3% in the workers' compensation, commercial automobile, and commercial multiple peril lines, respectively, since June 30, 2002. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since June 30, 2002.

Commercial lines' underwriting results improved $13.1 million to an underwriting gain of $9.2 million for the six months ended June 30, 2003. The improvement in underwriting results is primarily attributable to approximately $33 million of net premium rate increases during the six months ended June 30, 2003. Development on prior years' reserves improved $14.2 million, to $11.9 million of favorable development for the six months ended June 30, 2003, from $2.3 million of adverse development for the same period in 2002, primarily due to improved reserve development principally in the commercial multiple peril and workers' compensation lines, partially offset by the aforementioned charge of $23 million from the voluntary pool arbitration decision. Catastrophe losses increased $9.8 million, to $13.9 million for the six months ended June 30, 2003, compared to $4.1 million for the same period in 2002. The underwriting results were also negatively affected by an approximate $7 million increase in expenses, primarily due to pension costs, expenses associated with third party guarantees purchased to minimize the loss of commercial lines business as a result of the ratings downgrades and technology costs. In addition, current year claims severity increased primarily in the commercial multiple peril line.


Investment Results
Net investment income before taxes declined $10.8 million, or 10.5%, to $91.8 million for the six months ended June 30, 2003. The decrease in net investment income primarily reflects a reduction in average invested assets as a result of a $92.1 million dividend from the property and casualty companies to the holding company in July 2002 and a transfer of $73.7 million in January 2003 to fund the property and casualty companies' portion of the additional minimum pension liability we recognized at December 31, 2002. In addition, net investment income decreased due to a reduction in average pre-tax yields on fixed maturities and an increased emphasis on higher credit quality bonds. Average pre-tax yields on debt securities decreased to 6.2% in 2003 compared to 6.4% in 2002 due to the lower prevailing fixed maturity investment rates since the first quarter of 2002 and the aforementioned increased emphasis on higher credit quality bonds. We expect that our investment results will continue to be negatively affected by lower prevailing fixed maturity investment rates in 2003.


Reserve for Losses and Loss Adjustment Expenses
Overview of Loss Reserve Estimation Process

We maintain reserves for our property and casualty products to provide for our ultimate liability for losses and loss adjustment expenses ("LAE") with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, estimates of future trends in claim severity and frequency, judicial theories of liability and policy coverage, and other factors.

We determine the amount of loss and loss adjustment expense reserves based on a very complex estimation process that uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, we develop information about the size of ultimate claims based on our historical experience and other available market information. The most significant assumptions, which vary by line of business, that we use in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date and the expected costs to settle unpaid claims. Because the amount of the loss and LAE reserves are sensitive to our assumptions, we do not completely rely on only one estimate to determine our loss and LAE reserves. We develop several estimates using generally recognized actuarial projection methodologies that result in a range of possible loss and LAE reserve outcomes and we adopt the best estimate within that range. We may determine that the low or high end estimate calculated by the method does not represent a reasonable estimate because certain projection methodologies may not result in a reasonable reserve estimate for a particular line of business due to certain underlying data or assumptions. When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly.

Management's Review of Judgments and Key Assumptions
The inherent uncertainty of estimating insurance reserves is greater for certain types of property and casualty insurance lines. These lines include workers' compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability may be made. In addition, the technological, judicial and political climates involving these types of claims change regularly. We maintain our practice of significantly limiting the issuance of long-tailed other liability policies, including directors and officers ("D&O") liability, errors and omissions ("E&O") liability and medical malpractice liability. The industry has experienced recent adverse loss trends in these lines of business.

We regularly update our reserve estimates as new information becomes available and further events occur which may affect the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are described as "prior year reserve development". Such development can be either favorable or unfavorable to our financial results.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt in establishing rates and reserves to anticipate the potential impact of inflation in the projection of ultimate costs. Recently, we have experienced increasing medical costs associated with personal automobile personal injury protection claims. This increase is reflected in our reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

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


Loss Reserves By Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into six broader lines of business: personal automobile, homeowners, workers' compensation, commercial automobile, commercial multiple peril and other lines.

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:



                                                                            Six Months Ended
                                                                                June 30,
                                                                       ----------------------------
(In millions)                                                             2003            2002
---------------------------------------------------------------------------------------------------
Reserve for losses and LAE, beginning of period.....................  $   2,961.7    $    2,921.5
   Incurred losses and LAE, net of reinsurance recoverable:
     Provision for insured events of current year...................        837.8           834.1
     Increase in provision for insured events of prior years........          0.8             6.4
                                                                       ------------    ------------
   Total incurred losses and LAE....................................        838.6           840.5
                                                                       ------------    ------------
   Payments, net of reinsurance recoverable:
     Losses and LAE attributable to insured events of current year..        367.2           346.2
     Losses and LAE attributable to insured events of prior years...        489.4           468.9
                                                                       ------------    ------------
   Total payments...................................................        856.6           815.1
                                                                       ------------    ------------
   Change in reinsurance recoverable on unpaid losses...............          3.1            (8.0)
                                                                       ------------    ------------
Reserve for losses and LAE, end of period...........................  $   2,946.8    $    2,938.9
                                                                       ============    ============


As part of an ongoing process, we have re-estimated reserves for all prior accident years and the reserves were increased by $0.8 million and $6.4 million for the six months ended June 30, 2003 and 2002, respectively.

The table below summarizes the reserve for losses and LAE by line of business:


                                           June 30,             December 31,
 (In millions)                              2003                   2002
-----------------------------------------------------------------------------
   Personal automobile..............  $     1,069.1        $        1,018.5
   Homeowners and other.............          221.7                   246.3
                                        -------------         ---------------
      Total personal................        1,290.8                 1,264.8

   Workers' compensation............          616.0                   637.7
   Commercial automobile............          313.9                   327.4
   Commercial multiple peril........          551.2                   566.3
   Other commercial.................          174.9                   165.5
                                        -------------         ---------------
      Total commercial..............        1,656.0                 1,696.9
                                        -------------         ---------------
Total reserve for losses and LAE....$       2,946.8        $        2,961.7
                                        =============         ===============


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


                                                        Six Months
                                                       Ended June 30,
                                          --------------------------------
(In millions)                                        2003          2002
--------------------------------------------------------------------------
Increase (decrease) in loss provision for
   insured events of prior years:

   Personal automobile...................      $      12.2   $       4.9
   Homeowners and other..................              3.5           3.6
                                                   ---------     --------
    Total personal.......................             15.7           8.5

   Workers' compensation.................              1.9          11.1
   Commercial automobile.................             (2.0)          2.4
   Commercial multiple peril.............            (11.9)         (1.1)
   Other commercial......................             14.0          (4.1)
                                                  ---------       --------
    Total commercial.....................              2.0           8.3
                                                  ---------       --------
Increase in loss provision for
   insured events of prior years.........             17.7          16.8
Decrease in LAE provision for
   insured events of prior years.........            (16.9)        (10.4)
                                                   ---------       --------
Increase in total loss and LAE provision
   for insured events of prior years.....      $       0.8   $       6.4
                                                   =========       ========

Estimated loss reserves for claims occurring in prior years developed unfavorably by $17.7 million during the first six months of 2003 and by $16.8 million during the first six months of 2002. The unfavorable loss reserve development during the first six months of 2003 is primarily the result of the $23 million charge in the other commercial line resulting from the aforementioned voluntary pool arbitration decision. Additionally, loss reserve development was affected by an increase in personal automobile claim severity related to medical settlements in Michigan. Since these settlements have risen beyond previous estimates, reserve increases have been recognized in the period in which the information is obtained. Partially offsetting these items was favorable development in the commercial multiple peril line due to improved claim frequency in the 2002 accident year. The adverse loss reserve development in 2002 is primarily the result of approximately $4 million of increased reserves related to a judicial decision in Maine expanding eligibility for permanent impairment status related to workers' compensation claims. This judicial decision was subsequently reversed during the third quarter of 2002. In addition, adverse loss reserve development in 2002 resulted from increased severity on personal lines prior years' reserves.

During the first six months of 2003 and 2002, estimated LAE reserves for claims occurring in prior years developed favorably by $16.9 million and $10.4 million, respectively. The favorable development in both periods is primarily attributable to claims process improvement initiatives taken by us during the 1997 to 2001 calendar year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology affecting future claim settlement assumptions. As these measures improved average settlement costs, the actuarial estimate of future settlement costs are reduced and favorable development is recorded. These measures are complete. The increase in favorable development for the six months ended June 30, 2003, compared to the same period in 2002, is primarily the result of the improved frequency of claims in commercial lines.

Asbestos and Environmental Reserves

We may be required to defend claims related to policies that include environmental damage and toxic tort liability. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $25.5 million at June 30, 2003 and $25.6 million at December 31, 2002, net of reinsurance of $15.9 million and $16.0 million at June 30, 2003 and December 31, 2002, respectively. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. We estimate our ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, we are not aware of any litigation or pending claims that we believe will result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

In addition, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $45.2 million at both June 30, 2003 and December 31, 2002. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. As part of our pool reserves we participated in Excess and Casualty Reinsurance Association ("ECRA") from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses of $2.3 million annually over the past ten years. During 2001, the pool commissioned an independent actuarial review of its then current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, we recorded an additional $33.0 million of losses in the fourth quarter of 2001, which is included in the reported outstanding loss and LAE reserves. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that these reserves will be sufficient.

We estimated our ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and we discuss them because of the possibility that they may become significant. We currently believe that, notwithstanding the evolution of case law expanding liability in environmental claims, recorded reserves related to these claims are adequate. In addition, we are not aware of any litigation or pending claims that we believe will result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

Allmerica Financial Services

The following table summarizes the results of operations for the Allmerica Financial Services segment for the periods indicated. The factors that affect this segment's results of operations after September 27, 2002 are substantially different from those in effect prior to that date. Accordingly, we believe the results of operations for the quarter ended June 30, 2003 and six months ended June 30, 2003 are more indicative of results of operations to be expected for the remainder of 2003. Before the cessation of sales of our proprietary products, we distributed our annuity products primarily through three distribution channels: (1) "Agency", which consisted of our former career agency force; (2) "Select", which consisted of a network of third party broker/dealers; and (3) "Partners", which included distributors of the mutual funds advised by Scudder Investments, Pioneer Investment Management, Inc. and Delaware Management Company.



                                                                  Quarter  Ended                    Six Months Ended
                                                                     June 30,                           June 30,
                                                             --------------------------        ---------------------------
(In millions)                                                  2003             2002             2003             2002
--------------------------------------------------------------------------------------------------------------------------
Segment revenues
   Premiums...............................................$      6.6       $      6.8       $     27.6       $     31.3
   Fees:
      Fees from surrenders................................      14.6              8.9             41.0             15.9
      Other proprietary product fees......................      62.0             89.9            125.9            178.9
   Net investment income..................................      52.5             72.7            105.7            143.4
   Brokerage and investment management income (1).........      29.0             18.7             61.5             36.8
   Other income...........................................       9.7              7.8             20.7             13.4
                                                             ---------        ---------        ---------        ----------
Total segment revenues....................................     174.4            204.8            382.4            419.7

   Policy benefits,claims and losses......................      61.9             97.7            136.3            204.9
   Policy acquisition expenses............................      24.4            156.4             84.2            168.0
   Brokerage  and  investment   management  variable
      expenses (1)........................................      19.4             12.2             41.6             24.0
   Other operating expenses...............................      50.3             52.3             99.5            106.9
                                                             ---------        ---------        ---------        ----------
Segment income (loss).....................................$     18.4       $   (113.8)      $     20.8       $    (84.1)
                                                             =========        =========        =========        ==========

(1) Brokerage and investment management income primarily reflects fees earned from the distribution of non-proprietary insurance and investment products as well as the management of assets for proprietary products. Variable expenses related to this business primarily consist of commissions and subadvisory fees.


Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Allmerica Financial Services segment income was $18.4 million in the second quarter of 2003 compared to a loss of $113.8 million in the second quarter of 2002. The loss in the second quarter of 2002 included $137.1 million of additional amortization of the DAC asset reflecting the significant decline in equity market values during that quarter.

Our decision to cease sales of proprietary products and ratings downgrades during 2002 resulted in a substantial increase in redemptions of variable annuities, which was expected. Annuity redemptions during the second quarter of 2003 were $552.5 million, compared to $508.9 million during the second quarter of 2002. The increased redemptions resulted in additional surrender fees of $5.7 million, from $8.9 million in the second quarter of 2002, to $14.6 million in the second quarter of 2003. However, the additional surrender fees were substantially offset by additional DAC amortization of $5.1 million, reflecting our current DAC assumptions, which mandate a higher amortization level as a percentage of gross annuity profits.

Other proprietary fees decreased $27.9 million, to $62.0 million in the second quarter of 2003. This decrease was primarily due to the sale of the universal life insurance business effective December 31, 2002, and to lower average variable annuity asset levels resulting primarily from the cumulative redemptions during the prior twelve months. Net investment income declined $20.2 million, to $52.5 million in the second quarter of 2003, primarily due to lower average invested general account assets. This resulted primarily from increased redemptions and the sale of our universal life insurance business. In addition, net investment income decreased due to the sale of below investment grade fixed maturities in order to improve the overall credit quality profile of our investment portfolio (see Investment Portfolio).

Brokerage and investment management income increased $10.3 million, to $29.0 million in the second quarter of 2003. We have increased our sales of non-proprietary products, consistent with our new strategy. These sales are made through our broker/dealer, VeraVest Investments, Inc., and resulted in additional brokerage income of $13.4 million in the second quarter of 2003. The fees generated from these sales were partially offset by additional commissions of $7.4 million paid to registered representatives. Investment management income declined $3.1 million due to lower average assets under management.

Policy benefits in the second quarter of 2003 decreased $35.8 million, to $61.9 million. The decline is primarily the result of the sale of our universal life insurance business, lower expenses related to guaranteed minimum death benefits ("GMDB") and lower interest credited on general account assets. Expenses related to GMDB declined $10.7 million, from $22.1 million in the quarter ended June 30, 2002 to $11.4 million in the quarter ended June 30, 2003. See also "Guaranteed Minimum Death Benefits" below.

Policy acquisition expenses decreased $132.0 million, to $24.4 million in the second quarter of 2003. In the second quarter of 2002, we recorded three separate adjustments to DAC amortization totaling $141.9 million. These adjustments during 2002 represent more than the entire difference from the current quarter. In fact, absent these adjustments, policy acquisition expenses would have increased $9.9 million in the second quarter of 2003 versus the same period in 2002. The primary reason for this $9.9 million adjusted increase in DAC amortization is that we now apply a higher amortization percentage, as mandated by our current DAC assumptions, to current gross profits generated by existing annuity accounts. Higher amortization percentages have been used since the fourth quarter of 2002. This increase in DAC amortization was partially offset by three additional items resulting in a $13.4 million net decrease in DAC amortization in the current quarter. See "Deferred Acquisition Costs" below for a detailed discussion of these additional items and the adjustments to DAC in 2002.

Brokerage and investment management variable expenses increased $7.2 million, to $19.4 million in the second quarter of 2003. The increase primarily reflects the aforementioned $7.4 million increase in commissions paid to registered representatives.

Other operating expenses decreased $2.0 million, to $50.3 million in the second quarter of 2003. The decrease reflects lower distribution and insurance operation expenses partially offset by acquisition costs that we had been allowed to defer in 2002, as they related to proprietary annuity and insurance sales. We no longer offer these products, so we are no longer allowed to defer these types of costs under GAAP. Instead, our distribution efforts remain focused on non-proprietary sales.


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Allmerica Financial Services segment income was $20.8 million in the first six months of 2003 compared to a loss of $84.1 million in the first six months of 2002. The loss in the first six months of 2002 included $137.1 million of additional amortization of the DAC asset reflecting the significant decline in equity market values during the first six months of 2002.

Our decision to cease sales of proprietary products and ratings downgrades during 2002 resulted in a substantial increase in redemptions of variable annuities, which was expected. Annuity redemptions in the first six months of 2003 were $1.5 billion compared to $1.0 billion in the first six months of 2002. The increased redemptions resulted in additional surrender fees of $25.1 million, from $15.9 million in the first six months of 2002, to $41.0 million in the first six months of 2003. However, the additional surrender fees were substantially offset by additional DAC amortization of $22.7 million, reflecting our current DAC assumptions, which mandate a higher amortization level as a percentage of gross annuity profits.

Other proprietary fees decreased $53.0 million, to $125.9 million in the first six months of 2003, primarily due to the sale of the universal life insurance business and to lower average variable annuity asset levels. Average variable annuity asset levels declined primarily as a result of the cumulative surrenders during the prior twelve months, as well as the effect of lower equity market values. Net investment income declined $37.7 million, to $105.7 million in the first six months of 2003, primarily due to lower average invested general account assets. This resulted primarily from increased redemptions and the sale of the universal life insurance business. In addition, net investment income decreased due to the sale of below investment grade fixed maturities in order to improve the overall credit quality profile of our investment portfolio.

Brokerage and investment management income increased $24.7 million, to $61.5 million in the first six months of 2003. We have increased our sales of non-proprietary products, consistent with our new strategy. These sales are made through our broker/dealer, VeraVest Investments, Inc. and resulted in additional brokerage income of $30.6 million in the first six months of 2003. The fees generated from these sales were partially offset by additional commissions of $18.9 million paid to registered representatives. Investment management income declined $5.9 million due to lower average assets under management.

Other income increased $7.3 million in the first half of 2003, to $20.7 million primarily due to increased revenues generated by our financial software subsidiary, a termination fee related to one large group variable universal life insurance client, and higher asset-based distribution fees.

Policy benefits in the first six months of 2003 decreased $68.6 million, to $136.3 million. The decline is primarily the result of the sale of the universal life insurance business, lower expenses related to GMDB and lower interest credited on general account assets. In the first six months of 2003, expenses related to GMDB declined $13.2 million, from $36.2 million in the first six months of 2002 to $23.0 million. See also "Guaranteed Minimum Death Benefits" below.

Policy acquisition expenses decreased $83.8 million, to $84.2 million in the first six months of 2003. During the first six months of 2002, we recorded the aforementioned adjustments to DAC amortization totaling $141.9 million. These adjustments during 2002 represent more than the entire difference from the current period. In fact, absent these adjustments, policy acquisition expenses would have increased $58.1 million in the first six months of 2003 versus the same period in 2002. The primary reason for this $58.1 million adjusted increase in DAC amortization, is that we now apply a higher amortization percentage, as mandated by our current DAC assumptions, to current gross profits generated by existing annuity accounts. Higher amortization percentages have been used since the fourth quarter of 2002. In addition, we had incremental DAC amortization related to our higher redemptions, as described above. These increases in DAC amortization were partially offset by three additional items resulting in a $6.2 million net decrease in DAC amortization in the first six months of 2003. See "Deferred Acquisition Costs" below for a detailed discussion of these additional items and the adjustments to DAC in 2002.


Brokerage and investment management variable expenses increased $17.6 million, to $41.6 million in the first six months of 2003. The increase primarily reflects the aforementioned $18.9 million increase in commissions paid to registered representatives.

Other operating expenses decreased $7.4 million, to $99.5 million in the first half of 2003. The decrease reflects lower distribution and insurance operation expenses partially offset by acquisition costs that we had been allowed to defer in 2002, as they related to proprietary annuity and insurance sales. We no longer offer these products, so we are no longer allowed to defer these types of costs under GAAP. Instead, our distribution efforts remain focused on non-proprietary sales.


Deferred Acquisition Costs

DAC for variable life products and variable annuities consists of commissions, underwriting costs and other costs that are amortized in proportion to the total gross profits. We estimate that these costs will be earned over the expected life of the insurance contracts to which such costs relate. To estimate the profitability of our insurance contracts, we establish and apply assumptions relating to, among other matters, appreciation of account assets, contract persistency and contract costs (such as those relating to any GMDB feature and fees payable to distributors). We regularly evaluate these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions. For additional information regarding our accounting policy related to DAC, see "Critical Accounting Policies" in our 2002 Annual Report on Form 10-K.

The aforementioned $141.9 million of DAC adjustments in 2002 consisted of three separate items. First, we reduced our estimate of future gross profits expected from our then existing variable annuity contracts and variable life insurance policies, resulting in additional amortization of $137.1 million, reflecting the significant decline in equity market values during that quarter. The remaining two DAC adjustments in the second quarter of 2002 resulted from an increase in our estimate of the long-term cost of GMDB, which increased DAC amortization by $13.3 million and from a change in our estimate of future fees from certain annuity contracts, which decreased DAC amortization by $8.5 million.

During the second quarter and first six months of 2003, we had three additional items affecting DAC amortization. First, because the equity market returns in the second quarter and first six months of 2003 exceeded the assumptions in our DAC estimation process, we recognized reduced DAC amortization of $12.4 million and $5.2 million, respectively. Our level of DAC amortization continues to be sensitive to equity market returns, since equity market returns affect our estimate of future gross profits from variable products. To the extent that the return in any quarter is greater than the approximately 2 percent assumed in our model, amortization is reduced, and vice versa. We believe each 1 percent variation from expected market appreciation will affect DAC amortization and segment income by approximately $1 million.

Second, to facilitate our ongoing recoverability testing for the Partners and Select distribution channels, we refined our methodology concerning the aggregation of annuity contracts for the purposes of estimating future gross profits and current amortization. This refinement resulted in $19.2 million of additional amortization.

Third, for all three distribution channels, we revised our estimate of persistency of variable annuity contracts. Overall, we now expect better persistency than we had anticipated previously. This is primarily the result of the significant decline in redemptions, from the first quarter to the second quarter of 2003. Although we had anticipated that redemptions would moderate throughout the year, the degree of decline in the second quarter was greater than expected and caused us to change our persistency expectations. This change resulted in a $20.2 million decrease in DAC amortization. Changes in persistency may continue to affect DAC amortization in future periods.

We will continue to evaluate our process for estimating future gross profits and DAC amortization. These regular evaluations may result in future adjustments to DAC amortization for a number of reasons, including permanent impairments to our DAC asset if our actual experience is worse than our current assumptions.

Guaranteed Minimum Death Benefits

The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values. If the GMDB is higher than the current account value at the time of death, we incur a cost equal to the difference. As of June 30, 2003, the difference between the GMDB and the current account value (the "net amount at risk") for all existing contracts was approximately $3.6 billion, compared to approximately $4.7 billion at March 31, 2003 and $4.6 billion at December 31, 2002. The decrease was the result of an increase in equity market values during the quarter, as well as surrenders, which result in forfeitures of the GMDB benefit. For each one percent increase or decrease in the S&P 500 Index from June 30, 2003 levels, the net amount at risk is estimated to increase or decrease by approximately $50 million to $70 million.

To estimate the cost of the GMDB feature with respect to the profitability of the related insurance contract, we establish and apply various assumptions relating to the appreciation of related account assets, mortality and contract persistency, among other matters. We regularly evaluate these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions. We have a consistent policy of providing reserves for GMDB based on our best estimate of the long-term cost of GMDB. The following table provides a reconciliation of our beginning and ending reserve for GMDB:


                                                                   Quarter            Six Months
                                                                    Ended              Ended

 (In millions)                                                          June 30, 2003
------------------------------------------------------------------------------------------------


Reserve for GMDB, beginning of period..........................$     55.9         $        81.2

Provision for GMDB.............................................      11.4                  23.0


        Claims from policyholders..............................     (25.8)                (55.7)
        Claims ceded to reinsurers (1).........................      21.2                  39.6
                                                                  ----------          -----------
Claims, net of reinsurance (2).................................      (4.6)                (16.1)

GMDB reinsurance premiums paid (2).............................     (21.3)                (46.7)
                                                                  ----------          -----------
Reserve for GMDB, end of period................................$     41.4          $       41.4
                                                                  ==========          ===========

(1)  Claims ceded to  reinsurers  exclude those  contracts  with a date of death prior to December 1, 2002 and certain other claims.
(2)  We  maintain  a  GMDB  mortality   reinsurance  program  with  unaffiliated
     reinsurers   covering  the  incidence  of  mortality  on  variable  annuity policies.  We pay the reinsurers monthly premiums based on variable annuity net amount at risk in exchange for  reimbursement of the net amount at risk portion of qualified cash claims. We retain the market risk associated with the net amount at risk on the variable annuity business.


Based on account values as of June 30, 2003, the estimated annual GMDB expense would be approximately $45 million. In the near term, cash costs will likely exceed the annual expense, thereby reducing the reserve. Expected appreciation in asset levels would gradually reduce, and eventually reverse, this difference over time. Future changes in market levels, persistency of existing accounts, mortality and other factors may result in material changes to GMDB costs and related expenses. We cannot provide assurance that the existing reserve will be sufficient, or that our estimate of long-term GMDB costs is accurate or sufficient.

Annuity Account Values and Redemptions

The following table summarizes annuity redemption activity for the AFS segment for the periods indicated. Redemptions include both full policy and partial policy surrenders, withdrawals and death benefits (to the extent equal to account value).

                                                           Quarter Ended
                    ---------------------------------------------------------------------------------------------
                              June 30,                       March 31,                       June 30,
                                2003                           2003                            2002
-----------------------------------------------------------------------------------------------------------------
                      Account                        Account                         Account
(In millions)        Values (1)  Redemptions (2)    Values (1)   Redemptions (2)    Values (1)   Redemptions (2)
-----------------------------------------------------------------------------------------------------------------
   Agency           $  4,098.3    $   259.4        $  4,623.6     $   430.4        $  5,982.1     $   142.0
   Select              2,671.5        130.7           2,995.3         267.8           3,586.0         165.3
   Partners            4,117.0        162.4           4,507.2         292.2           5,161.9         201.6
                    ---------------------------------------------------------------------------------------------
      Total         $ 10,886.8    $   552.5        $ 12,126.1     $   990.4        $ 14,730.0     $   508.9
                    =============================================================================================


                                                          Six Months Ended
                                                              June 30,
                                    -------------------------------------------------------------
                                                2003                           2002
-------------------------------------------------------------------------------------------------
                                      Account                        Account
(In millions)                        Values (3)  Redemptions (2)    Values (3)   Redemptions (2)
-------------------------------------------------------------------------------------------------
   Agency                           $  4,623.6    $   689.8        $  5,993.8     $   285.1
   Select                              2,995.3        398.5           3,406.0         299.7
   Partners                            4,507.2        454.6           5,123.3         431.0
                                    -------------------------------------------------------------
      Total                         $ 12,126.1    $ 1,542.9        $ 14,523.1     $ 1,015.8
                                    =============================================================


(1) Account values at June 30 reflect market values as of April 1 of the year indicated; account values at March 31 reflect market values as of January 1 of the year indicated.
(2)  Redemptions reflect activity for the period indicated.
(3) Account values at June 30 reflect market values as of January 1 of the year indicated.


Redemptions in the second quarter and first six months of 2003 are higher than those in the second quarter and first six months of 2002. Redemptions in the second quarter of 2003 are significantly lower as compared to redemptions in the first quarter of 2003. Ratings downgrades during 2002 and our decision, in the third quarter of 2002, to cease sales of proprietary products have resulted in a higher level of redemptions during the past few quarters than we had previously experienced. An increase in redemptions was expected.

Asset Management

The following table summarizes the results of operations for the Asset Management segment for the periods indicated.


                                                                  (Unaudited)                       (Unaudited)
                                                                 Quarter Ended                   Six Months Ended
                                                                   June 30,                          June 30,
                                                           --------------------------        --------------------------
(In millions)                                                2003             2002             2003             2002
-----------------------------------------------------------------------------------------------------------------------
Interest margins on GICs:
   Net investment income............................    $     18.1       $     24.9       $     38.0       $     51.4
   Interest credited................................         (17.3)           (22.6)           (35.9)           (46.2)
                                                           ---------        ---------        ---------        ---------
Net interest margin.................................           0.8              2.3              2.1              5.2
                                                           ---------        ---------        ---------        ---------

Premium financing business:
   Fees.............................................           3.7              3.2              6.7              5.9
   Operating expenses...............................          (3.2)            (2.1)            (6.1)            (3.8)
                                                           ---------        ---------        ---------        ---------
Net premium financing income........................           0.5              1.1              0.6              2.1
                                                           ---------        ---------        ---------        ---------

Fees and other income:
   External.........................................           2.1              2.1              4.3              4.0
   Internal.........................................           1.1              1.7              2.2              3.0

Other operating expenses............................          (2.0)            (2.1)            (4.2)            (4.1)
                                                           ---------        ---------        ---------        ---------
Segment income......................................   $       2.5       $      5.1       $      5.0       $     10.2
                                                           =========        =========        =========        =========

Average GIC deposits outstanding....................   $   1,350.5       $  2,293.7       $  1,367.1       $  2,365.6
                                                           =========        =========        =========        =========
Outstanding GIC deposits, end of period.............   $   1,333.7       $  2,224.1       $  1,333.7       $  2,224.1
                                                           =========        =========        =========        =========


Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Asset Management segment income decreased $2.6 million, or 51.0%, to $2.5 million during the second quarter of 2003, primarily due to decreased earnings from guaranteed investment contracts ("GICs"). Also, segment income declined due to higher interest costs in our premium financing business and increased expenses related to our external client asset management business. Earnings on GICs decreased $1.5 million primarily due to lower average GIC deposits outstanding and unfavorable fluctuations in foreign currency exchange rates. These decreases were partially offset by the reinvestment of assets from the retirement of funding agreements at discounts. Net premium financing income decreased $0.6 million, primarily due to higher interest costs.

Ratings downgrades during 2002 resulted in the termination of all remaining short-term funding agreements, and ultimately, we ceased selling new long-term funding agreements. Furthermore, we retired some of our funding agreements at discounts during the six months ended June 30, 2003 and the fourth quarter of 2002. Although these retirements resulted in gains for us, income from the GIC product line will be unfavorably affected in future periods due to the declining balance of outstanding GIC deposits. In addition, we expect lower income from our external asset management business due to a significant decline in average assets under management.

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. These hedges resulted in a $1.5 million and a $11.4 million reduction in net investment income during the second quarter of 2003 and 2002, respectively, offset by similar reductions in GIC interest credited during the respective periods. The decreased effect of derivative instruments was due to a decrease in average outstanding GIC deposits and the associated hedges. In addition, these hedges resulted in a $2.8 million reduction in other income during the second quarter of 2003, resulting from exposure to foreign currency fluctuations due to the termination of swap contracts in the fourth quarter of 2002, which were replaced with alternative derivatives. Although we believe our exposure to foreign currency and interest rate fluctuations is currently economically hedged, we cannot provide assurance that we will not experience losses from ineffective hedges in the future.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Asset Management segment income decreased $5.2 million, or 51.0%, to $5.0 million during the six months ended June 30, 2003, primarily due to decreased earnings from GICs and our premium financing business. Earnings on GICs decreased $3.1 million primarily due to lower average GIC deposits outstanding and unfavorable fluctuations in foreign currency exchange rates. These decreases were partially offset by the reinvestment of assets from the retirement of funding agreements at discounts. Net premium financing income decreased $1.5 million, primarily due to higher interest costs.

As noted above, we use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). These hedges resulted in a $3.0 million and a $26.1 million reduction in net investment income during the first six months of 2003 and 2002, respectively, offset by similar reductions in GIC interest credited during the respective periods. The decreased effect of derivative instruments was due to a decrease in average outstanding GIC deposits and the associated hedges. In addition, these hedges resulted in a $6.8 million reduction in other income during the first six months of 2003, resulting from exposure to foreign currency fluctuations due to the termination of swap contracts in the fourth quarter of 2002, which were replaced with alternative derivatives.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                                                                 (Unaudited)                    (Unaudited)
                                                                Quarter Ended                Six Months Ended
                                                                   June 30,                      June 30,
                                                          -----------------------------------------------------------
(In millions)                                               2003              2002          2003              2002
---------------------------------------------------------------------------------------------------------------------
Segment  revenues
  Net investment income..............................  $      0.5       $      1.5     $      1.0        $      3.2

  Interest expense...................................         3.8              3.8            7.6               7.6
  Other operating expenses...........................        15.2             12.9           29.0              27.2
                                                          ----------       ----------     ----------        ---------
Segment loss.........................................  $    (18.5)      $    (15.2)    $    (35.6)       $    (31.6)
                                                          ==========       ==========     ==========        =========



Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Segment loss increased $3.3 million, or 21.7%, to $18.5 million in the second quarter of 2003, principally due to higher fringe benefit costs, primarily pension related, and lower net investment income. Net investment income decreased principally due to lower average invested assets.

Interest expense for both periods relates principally to the interest paid on our Senior Debentures.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Segment loss increased $4.0 million, or 12.7%, to $35.6 million in the first six months of 2003, principally due to higher fringe benefit costs, primarily pension related, and lower net investment income. Net investment income decreased due to lower average invested assets.

Interest expense for both periods relates principally to the interest paid on our Senior Debentures.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

                                                            June 30, 2003                    December 31, 2002
                                                    -------------------------------------------------------------------
                                                     Carrying        % of Total        Carrying        % of Total
(Dollars in millions)                                 Value        Carrying Value       Value        Carrying Value
-----------------------------------------------------------------------------------------------------------------------
Fixed maturities (1)............................      $7,578.4         88.4%            $8,003.1             87.1%
Equity securities (1)...........................          21.3          0.3                 52.8              0.6
Mortgages.......................................         237.9          2.8                259.8              2.8
Policy loans (1)................................         276.7          3.2                361.4              3.9
Cash and cash equivalents (1)...................         351.5          4.1                389.8              4.2
Other long-term investments.....................         104.7          1.2                129.7              1.4
                                                   -------------------------------------------------------------------
     Total......................................      $8,570.5        100.0%            $9,196.6            100.0%
                                                   ===================================================================

(1)  We carry these investments at fair value.


Total investment assets decreased $626.1 million, or 6.8%, to $8.6 billion during the first six months of 2003, primarily as a result of a decrease in fixed maturities of $424.7 million, policy loans of $84.7 million and cash and cash equivalents of $38.3 million. These decreases resulted primarily from the sale of our universal life insurance business and annuity surrenders from the general account in the AFS segment. In addition, fixed maturities decreased in the Asset Management segment due to the retirement of certain long-term funding agreements.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners ("NAIC"), investment grade securities comprised 93.8% and 90.5% of our total fixed maturity portfolio at June 30, 2003 and December 31, 2002, respectively.

The following table provides information about the credit quality of our fixed maturities.




(In millions)                                                 June 30, 2003         December 31, 2002
--------------------------------------------------------------------------------------------------------
                                   Rating Agency          Amortized    Carrying    Amortized    Carrying
       NAIC Designation       Equivalent Designation        Cost        Value        Cost        Value
---------------------------------------------------------------------------------------------------------

                1                Aaa/Aa/A             $   4,520.9  $  4,804.9   $  4,818.3   $  5,061.4
                2                Baa                      2,145.6     2,304.0      2,076.8      2,180.5
                3                Ba                         215.8       217.4        443.4        410.6
                4                B                          149.7       153.0        225.8        212.6
                5                Caa and lower               69.7        76.4        119.2        110.5
                6                In or near default          20.2        22.7         32.4         27.5
                                                        -----------------------------------------------
       Total fixed maturities                         $   7,121.9  $  7,578.4   $  7,715.9   $  8,003.1
                                                        ===============================================


Although we expect that new funds will be invested primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 6.2% and 6.8% for the six months ended June 30, 2003 and 2002, respectively. This decline reflects lower prevailing fixed maturity investment rates since the first six months of 2002 and an increased emphasis on higher credit quality bonds. Due to the current interest rate environment, we expect our investment yield to be negatively affected by lower prevailing fixed maturity investment rates in 2003.

As of June 30, 2003 and December 31, 2002, $334.8 million and $423.1 million, respectively, of our fixed maturities were invested in traditional private placement securities. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

Principally as a result of our exposure to below investment grade securities, we recognized $42.7 million and $59.4 million of realized losses on other-than-temporary impairments of fixed maturities during the first six months of 2003 and 2002, respectively. Other-than-temporary impairments of fixed maturities for the first six months of 2003 included $18.8 million related to the airline/transportation sector, $8.4 million related to securitized investments, $7.4 million related to the industrial sector, and $4.7 million related to the consumer non-cyclical sector. Other-than-temporary impairments of fixed maturities for the first six months of 2002 included $43.6 million related to the communication sector, $10.4 million related to securitized investments, $2.2 million related to the industrial sector, and $1.3 million related to the finance sector. In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer's overall financial condition, the issuer's credit and financial strength ratings, the issuer's financial performance, including earnings trends, dividend payments, and asset quality, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period in which the fair value of an issuer's securities remains below our cost, and with respect to fixed maturity investments, any factors that might raise doubt about the issuer's ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary losses are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in-fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.


                                                      June 30, 2003     December 31, 2002
                                                   ---------------------------------------
                                                      Gross              Gross
                                                    Unrealized   Fair   Unrealized   Fair
(In millions)                                         Losses    Value    Losses     Value
------------------------------------------------------------------------------------------
Investment grade fixed maturities:
  0-6 months...................................    $   6.3   $   406.6   $  13.4 $   287.2
  7-12 months..................................        0.1         3.2       1.1      28.5
  Greater than 12 months.......................        8.6       106.7      17.4     160.9
                                                  ----------------------------------------
Total investment grade fixed maturities........       15.0       516.5      31.9     476.6

Below investment grade fixed maturities:
  0-6 months...................................        5.1        19.3      15.9     120.4
  7-12 months..................................        3.8        42.4      17.4     139.1
  Greater than 12 months.......................        9.7        38.8      41.1     156.1
                                                   ---------------------------------------
Total below investment grade fixed maturities..       18.6       100.5      74.4     415.6
Equity securities..............................        0.1           -       0.4       1.1
                                                   ---------------------------------------
Total fixed maturities and equity securities...    $  33.7   $   617.0   $ 106.7 $   893.3
                                                   =======================================


Of the $33.7 million and $106.7 million of gross unrealized losses on fixed maturities and equity securities, approximately $2.0 million and $1.8 million relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, as of June 30, 2003 and December 31, 2002, respectively. Substantially all below investment grade securities with an unrealized loss have been rated by the NAIC, Standard & Poor's or Moody's as of June 30, 2003 and December 31, 2002.

The gross unrealized losses of fixed maturities and equity securities are viewed as being temporary as it is our assessment that these securities will recover in the near-term. Furthermore, as of June 30, 2003, we had the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in fair value. The risks inherent in the assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings.

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



                                                       June 30,    December 31,
(In millions)                                           2003          2002
------------------------------------------------------------------------------------------------
  Due in one year or less.......................     $   3.9       $    3.2
  Due after one year through five years.........         4.0           39.8
  Due after five years through ten years........        12.6           36.7
  Due after ten years...........................        13.1           26.6
                                                       --------------------------
Total fixed maturities..........................        33.6          106.3
  Equity securities.............................         0.1            0.4
                                                       --------------------------
Total fixed maturities and equity securities....     $  33.7       $  106.7
                                                       ==========================


At June 30, 2003 and December 31, 2002, respectively, we had fixed maturity securities with a carrying value of $27.0 million and $39.9 million on non-accrual status. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $5.4 million and $9.2 million for the six months ended June 30, 2003 and 2002, respectively. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

Derivative Instruments

We enter into foreign currency swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts, to hedge foreign currency and interest rate exposure on specific funding agreement liabilities. We also entered into various types of interest rate swap contracts to hedge exposure to interest rate fluctuations on floating rate funding agreement liabilities that were matched with fixed rate securities. Finally, from time to time we have entered into other swap contracts for investment purposes. We recognized $2.0 million of net realized gains on derivatives for the second quarter of 2003 compared to $21.0 million of net realized losses on derivatives for the second quarter of 2002. Similarly, we recognized $4.2 million and $34.4 million of net realized losses on derivatives for the six months ended June 30, 2003 and 2002, respectively. The realized gains during the second quarter of 2003 and realized losses for the six months ended June 30, 2003, were primarily due to the termination of derivative instruments used to hedge funding agreements, in response to the retirement of certain long-term funding agreements at discounts. The realized losses during the second quarter of 2002 and the six months ended June 30, 2002, were primarily due to the termination of derivative instruments used to hedge funding agreements, during a declining interest rate environment, in response to short-term funding agreement withdrawals. During the second quarter of 2002, we reclassified a portion of these losses, totaling $17.4 million, that were previously recognized as ineffective hedges in the fourth quarter of 2001, to realized investment losses from (losses) gains on derivatives instruments in the Consolidated Statements of Income upon termination of the interest rate swap contracts in the second quarter of 2002. Similarly, for the six months ended June 30, 2002, we reclassified $30.7 million of losses that were previously recognized as ineffective hedges in the fourth quarter of 2001, to realized investment losses from (losses) gains on derivatives instruments in the Consolidated Statements of Income upon termination of the interest rate swap contracts in 2002.

We manage the risk of cash flow variability on floating rate funding agreements that are matched with fixed rate securities by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. With the adoption of Statement No. 133 on January 1, 2001, the swap contracts were considered cash flow hedges of the interest rate risk associated with the floating rate funding agreements, including funding agreements with put features allowing the policyholder to cancel the contract prior to maturity. We no longer have outstanding floating rate funding agreements with put features. In addition, we no longer offer long-term or short-term funding agreements.

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

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

The provision for federal income taxes before minority interest and the effect of a change in accounting principle was $2.5 million during the second quarter of 2003 compared to a benefit of $61.6 million during the same period in 2002. These provisions resulted in consolidated effective federal tax rates of 8.1% and (54.5%) for the quarters ended June 30, 2003 and 2002, respectively. It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax benefit for 2002 was computed based on the first half of 2002 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. We were unable to reliably estimate pre-tax income for the second half of 2002 principally due to the impact of the equity market on us, including possible additional amortization of DAC. The tax rate in 2003 reflects expected underwriting income for 2003, while the large benefit in 2002 was primarily due to the significant loss recognized by the AFS segment, as well as a $12.1 million favorable settlement of federal income tax returns related to 1977 through 1981.


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The provision for federal income taxes before minority interest and the effect of a change in accounting principle was $10.0 million and a benefit of $52.1 million during the first six months of 2003 and 2002, respectively. These provisions resulted in consolidated effective federal tax rates of 12.6% and (108.5%) for the six months ended June 30, 2003 and 2002, respectively. The tax rate in 2003 reflects expected underwriting income for 2003, while the large benefit in 2002 was primarily due to the significant loss recognized by the AFS segment, as well as the aforementioned $12.1 million favorable tax settlement.

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

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the "Regulatory Scale"); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are GMDB reserves, Total Adjusted Capital and RBC ratios for our life insurance subsidiaries and for Hanover, as applicable, as of June 30, 2003, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):


                                GMDB Reserves (3)
                             -----------------------
                                                          Total       Company    Authorized    RBC Ratio     RBC Ratio
(In millions,except           Gross of      Net of      Adjusted      Action       Control      Industry    Regulatory
ratios)                      Reinsurance  Reinsurance    Capital       Level        Level        Scale         Scale
-----------------------------------------------------------------------------------------------------------------------
  AFLIAC (1)..............     $229.3       $163.9       $535.6       $155.9       $ 78.0        344%          687%
  FAFLIC..................        6.0          4.4        199.2         77.9         39.0        256%          511%
  Hanover (2).............        -            -          901.3        386.9        193.5        233%          466%

(1)AFLIAC's Total Adjusted Capital includes $199.2 million related to its subsidiary, FAFLIC.
(2)Hanover's Total Adjusted Capital includes $533.0 million related to its subsidiary, Citizens.
(3)AFLIAC GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.


The RBC ratio of our lead life insurance company, AFLIAC, continued to improve during 2003. This improvement reflects lower required risk based capital as a result of sales of high yield securities and increased adjusted capital primarily from improvements in the equity market.

Liquidity and Capital Resources

Net cash used for operating activities was $263.3 million during the first six months of 2003 versus cash provided of $233.1 million during the same period last year. During the first six months of 2003, cash was used as a result of continued increased surrender activity in AFS resulting from the ratings downgrades and our decision to cease new sales of our life insurance and annuity products. Cash was also used to settle approximately $100 million of the payable related to the sale of our universal life insurance business. Additionally, there was a modest increase in cash used for the payment of losses and LAE in our property and casualty business. These payments were partially offset by cash receipts in the Property and Casualty segment related to funds held with a third party reinsurer, which subsequently were disbursed to a successor third party reinsurer.

Net cash provided by investing activities was $346.7 million and $442.0 million during the first six months of 2003 and 2002, respectively. During 2003, net sales of fixed maturities resulted from increased surrenders in the AFS segment. In 2002, net sales of fixed maturities resulted from funding agreement withdrawals.

Net cash used in financing activities was $121.7 million during the first six months of 2003, compared to net cash used in financing activities of $649.2 million for the same period of 2002. The $527.5 million decrease in cash used in 2003 is primarily due to $519.6 million of lower net funding agreement withdrawals, including withdrawals from trust instruments supported by funding obligations.

Additionally, during the first half of 2003, we transferred approximately $450 million of investment assets to settle payables related to the sale of our universal life insurance business.

At June 30, 2003, AFC, as a holding company, held $48.7 million of cash and investments. We believe our holding company has the ability to meet its obligations through the remainder of 2003, consisting primarily of interest on the senior debentures and Capital Securities. Therefore, we currently do not expect that it will be necessary to dividend funds from the property and casualty companies in 2003 in order to fund 2003 holding company obligations. Subsequent to July 11, 2003, approximately $83 million will be available to dividend from our property and casualty insurance companies without prior approval from the insurance commissioners in the states of domicile. AFC did not receive any dividends from its insurance subsidiaries during the first half of 2003. The holding company will require additional funding in 2004 in order to meet its obligations, which we expect will include approximately $40 million of pre-tax obligations, consistent with those expected for 2003. We receive tax benefits of approximately $14 million related to these obligations. In addition, the holding company may require funding for certain federal income tax liabilities of up to $15 million. In 2002, we suspended payment of our annual common stock dividend.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. We had $150.0 million available under a committed syndicated credit agreement, which expired on May 23, 2003. This agreement, which we never borrowed under, was not renewed. In addition, we had no commercial paper borrowings as of June 30, 2003 and we do not anticipate utilizing commercial paper in 2003. Ratings downgrades have adversely affected the cost and availability of additional debt and equity financing and will continue to do so in the future should ratings remain at current levels or decrease further (see Rating Agency Actions).


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

In August 2003, Standard & Poor's rating service reaffirmed our life companies financial strength ratings of B+(weak), our Senior Debt ratings of BB- (marginal), our Capital Securities ratings of B- (weak) and our short-term debt ratings of B (vulnerable) and revised the outlook of these ratings from a negative outlook to a positive outlook. In addition, Standard & Poor's reaffirmed our property and casualty companies financial strength ratings of BBB+ (good) and revised the outlook on this rating from a negative outlook to a stable outlook.

During July 2003, Moody's Investors Service upgraded its financial strength ratings of our life insurance companies from Ba2 (questionable) to Ba1 (questionable), our senior debt rating from B1 (poor) to Ba3 (questionable), and our Capital Securities ratings from B3 (poor) to B2 (poor). Moody's also confirmed the financial strength ratings of our property and casualty companies, at Baa2 (adequate), and assigned all of our ratings a stable outlook.

During April 2003, A.M. Best rating service upgraded its financial strength ratings of our life insurance companies from C++ (marginal) to B- (fair). In addition, A.M. Best downgraded our senior debt rating from bb+ to bb and our Capital Securities rating from bb- to b+.

Recent Developments

Subsequent to the Annual Meeting of Shareholders held on May 13, 2003, one director, Mr. Terrence Murray, resigned from the Board. In addition, on July 12, 2003, another director, Mr. Samuel J. Gerson, passed away.

Forward-Looking Statements

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for 2003 and beyond to differ materially from historical results and from those expressed in any forward-looking statements made by, or on our behalf. When used in Management's Discussion and Analysis, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99-2 to our Annual Report on Form 10-K for the period ended December 31, 2002.

Factors that may cause actual results to differ materially from historical results and from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include among others, the following possibilities: (i) lower appreciation on or decline in value of our managed investments or the investment markets in general, resulting in reduced variable product assets and related variable product management and brokerage fees, lapses and increased surrenders, increased DAC amortization, as well as increased cost of guaranteed minimum death benefits/decreased account balances supporting our guaranteed benefits products; (ii) adverse catastrophe experience and severe weather; (iii) adverse loss development for events we have insured in either the current or in prior years or adverse trends in mortality and morbidity; (iv) heightened competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (v) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business and recent and future changes affecting the tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations; (vi) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (vii) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (viii) our success in implementing a profitable independent broker/dealer operation, including expense management, sales of non-porprietary investment and insurance products, and the recruitment of new or retainment of existing registered representatives and wholesalers to support these sales;(ix) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (x) loss or retirement of key executives; (xi) our success in hiring a new president and chief executive officer; (xii) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (xiii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (xiv) restrictions on insurance underwriting; (xv) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's and A.M. Best, or the inability to restore the property and casualty subsidiaries' A.M. Best rating to the "A-" level or higher; (xvi) possible claims relating to sales practices for insurance products; (xvii) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (xviii) earlier than expected withdrawals from our general account annuities, GICs (including funding agreements), and other insurance products; (xix) changes in the mix of assets comprising our investment portfolio and the fluctuation of the market value of such assets; (xx) losses resulting from our participation in certain reinsurance pools; (xxi) losses due to foreign currency fluctuations; (xxii) defaults of debt securities held by us; (xxiii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels, and (xxiv) the effect of our restructuring actions.

In addition, with respect to the Allmerica Financial Services segment, we have provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses, net amount at risk, DAC amortization and Actuarial Guideline 34 reserves for statutory accounting purposes. This information is an estimation only and is based upon matters as in effect on June 30, 2003. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

Glossary of Selected Insurance Terms

Annuity contracts - An annuity contract is an arrangement whereby an annuitant is guaranteed to receive a series of stipulated amounts commencing either immediately or at some future date. Annuity contracts can be issued to individuals or to groups.

Benefit payments - Payments made to an insured or their beneficiary in accordance with the terms of an insurance policy.

Casualty insurance - Insurance that is primarily concerned with the losses caused by injuries to third persons and their property (other than the policyholder) and the related legal liability of the insured for such losses.

Catastrophe - A single event that causes the property and casualty industry both a significant number of claims (1,000 or more) and $25 million or more in insured property damage losses.

Cede; cedent; ceding company - When a party reinsures its liability with another, it "cedes" business and is referred to as the "cedent" or "ceding company".

Combined ratio, Statutory - This ratio is widely used as a benchmark for determining an insurer's underwriting performance. A ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income. The combined ratio is the sum of the loss ratio, the loss adjustment expense ratio, and the underwriting expense ratio.

Earned premium - The portion of a premium that is recognized as income, or earned, based on the expired portion of the policy period, that is, the period for which loss coverage has actually been provided. For example, after six months, $50 of a $100 annual premium is considered earned premium. The remaining $50 of annual premium is unearned premium. Net earned premium is earned premium net of reinsurance.

Excess of loss reinsurance - Reinsurance that indemnifies the insured against all or a specific portion of losses under reinsured policies in excess of a specified dollar amount or "retention".

Frequency - The number of claims occurring during a given coverage period.

Loss adjustment expenses (LAE) - Expenses incurred in the adjusting, recording, and settlement of claims. These expenses include both internal company expenses and outside services. Examples of LAE include claims adjustment services, adjuster salaries and fringe benefits, legal fees and court costs, investigation fees, and claims processing fees.

Loss adjustment expense ratio, Statutory - The ratio of loss adjustment expenses to earned premiums for a given period.

Loss costs - An amount of money paid for a property and casualty claim.

Loss ratio, Statutory - The ratio of losses to premiums earned for a given period.

Net premium rate increase - A measure of the estimated earnings impact of increasing premium rates charged to property and casualty policyholders. This measure includes the estimated increase in revenue associated with higher prices (premiums), including those caused by price inflation and changes in exposure, partially offset by higher volume driven expenses and inflation of loss costs. Volume driven expenses include policy acquisition costs such as commissions paid to property and casualty agents which are typically based on a percentage of premium dollars.

Peril - A cause of loss.

Property insurance - Insurance that provides coverage for tangible property in the event of loss, damage or loss of use.

Rates - The pricing factor upon which the policyholder's premium is based.

Registered representative - Salesperson of a broker/dealer. Salespeople are registered with the Centralized Registration Depository, a system operated by the National Association of Securities Dealers, that maintains registration information regarding broker/dealers and their registered personnel.

Reinsurance - An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on risks and catastrophe protection from large or multiple losses. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

Separate accounts - An investment account that is maintained separately from an insurer's general investment portfolio and that allows the insurer to manage the funds placed in variable life insurance policies and variable annuity policies. Policyholders direct the investment of policy funds among the different types of separate accounts available from the insurer.

Severity - A monetary increase in the loss costs associated with the same or similar type of event or coverage.

Statutory accounting principles - Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by insurance regulatory authorities including the National Association of Insurance Commissioners ("NAIC"), which in general reflect a liquidating, rather than going concern, concept of accounting.

Surrender or withdrawal - Surrenders of life insurance policies and annuity contracts for their entire net cash surrender values and withdrawals of a portion of such values.

Underwriting - The process of selecting risks for insurance and determining in what amounts and on what terms the insurance company will accept risks.

Underwriting expenses - Expenses incurred in connection with the acquisition, pricing, and administration of a policy.

Underwriting expense ratio, Statutory - This ratio reflects underwriting expenses to written premiums.

Variable annuity - An annuity which includes a provision for benefit payments to vary according to the investment experience of the separate account in which the amounts paid to provide for this annuity are allocated.

Written premium - The premium assessed for the entire coverage period of a property and casualty policy without regard to how much of the premium has been earned. See also earned premium. Net written premium is written premium net of reinsurance.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


Our market risks, and the ways we manage them, are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002, included in our Form 10-K for the year ended December 31, 2002. There have been no material changes in the first six months of 2003 to such risks or our management of such risks.


                                     ITEM 4

                             CONTROLS AND PROCEDURES

Our management, including our Executive Officers of the Chairman and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Executive Officers of the Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our management, including our Executive Officers of the Chairman and Chief Financial Officer, also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                           PART II - OTHER INFORMATION
                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Election of Directors
Our annual shareholder's meeting was held on May 13, 2003. Two directors nominated for re-election by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulations 14A of the Securities and Exchange Act of 1934.

                                    VOTES FOR                         WITHHELD
Gail L. Harrison                    40,536,624                        522,859
M Howard Jacobson                   40,539,788                        519,695

The other directors whose terms were continued after the Annual Meeting are Mr. Michael P. Angelini, Mr. Samuel J. Gerson, Mr. Wendell J. Knox, Mr. Robert J. Murray, Mr. Terrence Murray, Mr. John F. O'Brien, Mr. John R. Towers and Mr. Herbert M. Varnum.

Mr. Terrence  Murray has since resigned from the Board of Directors.  Mr. Samuel
J. Gerson passed away on July 12, 2003.

Ratification of Independent Public Accountants
Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our Independent Public Accountants for 2003: for 39,717,926; against 1,243,316; abstain 98,241.

Shareholder Proposal
Shareholders voted against the ratification of the Shareholder Proposal to establish a policy of expensing in our annual income statement the costs of all future stock options issued by us: for 10,127,226; against 19,236,061; abstain 637,575.

                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

EX-10.56 First Amendment to Employment Agreement dated June 27, 2003 between First Allmerica Financial Life Insurance Company and
                J. Kendall Huber.

EX-31.1 Certification of J. Kendall Huber, Executive Officer of the Chairman, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX-31.2 Certification of Edward J. Parry III, Executive Officer of the Chairman and Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX-31.3 Certification of Robert P.Restrepo, Jr.,Executive Officer of the Chairman, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX-32.1 Certification of J. Kendall Huber, Executive Officer of the Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX- 32.2 Certification of Edward J. Parry III, Executive Officer of the Chairman and Chief Financial Officer, pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX-32.3 Certification of Robert P.Restrepo, Jr., Executive Officer of the Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

     On April 28, 2003, Allmerica Financial Corporation announced its financial results for the quarter ended March 31, 2003. Additionally, on April 28, 2003, the Company made available on its website financial information contained in its Statistical Supplement for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Allmerica Financial Corporation
                                   Registrant



Dated August 13, 2003
                       /s/ J. Kendall Huber
                       J. Kendall Huber
                       Executive Officer of the Chairman


Dated August 13, 2003
                       /s/ Edward J. Parry III
                       Edward J. Parry III
                       Executive Officer of the Chairman,Chief Financial Officer and Principal Accounting Officer


Dated August 13, 2003
                       /s/ Robert P. Restrepo, Jr.
                       Robert P. Restrepo, Jr.
                       Executive Officer of the Chairman