Form 10-Q
period 2003-09-30
ALLMERICA FINANCIAL CORP
filed 2003-11-14
CIK 944695

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 53,035,644 shares of common stock outstanding, as of November 1, 2003.

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements
             Consolidated Statements of Income............................     3
             Consolidated Balance Sheets..................................     4
             Consolidated Statements of Shareholders' Equity..............     5
             Consolidated Statements of Comprehensive Income..............     6
             Consolidated Statements of Cash Flows........................     7
             Notes to Interim Consolidated Financial Statements...........  8-16

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................... 17-48

   Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk..................................................    49

   Item 4.   Controls and Procedures......................................    49


PART II.     OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K.............................    50


SIGNATURES................................................................    51

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                         ALLMERICA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                               (Unaudited)                     (Unaudited)
                                                                              Quarter Ended                Nine Months Ended
                                                                              September 30,                   September 30,
                                                                       -----------------------------------------------------------
 (In millions, except per share data)                                      2003         2002             2003            2002
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Premiums...................................................        $    568.2     $    576.2      $  1,711.8      $  1,736.2
   Universal life and investment product policy fees..........              75.8           97.1           242.7           291.9
   Net investment income......................................             110.5          152.8           346.6           452.9
   Net realized investment (losses) gains.....................              (8.0)          (7.8)           18.4           (83.9)
   Other income...............................................              41.1           36.6           140.4           105.5
                                                                       ----------     ----------      ----------      ----------
       Total revenues.........................................             787.6          854.9         2,459.9         2,502.6
                                                                       ----------     ----------      ----------      ----------

BENEFITS, LOSSES AND EXPENSES
   Policy benefits, claims, losses and loss adjustment
     expenses.........                                                     473.5          616.4         1,457.8         1,669.9
   Policy acquisition expenses................................             146.8          542.3           460.3           912.6
   Gain from retirement of trust instruments supported by
     funding obligations......................................              (0.7)           -              (5.7)            -
   Income from sale of universal life business................               -              -              (5.5)            -
   Net (gains) losses on derivative instruments...............              (0.5)           0.1            (1.4)          (30.3)
   Restructuring costs........................................               1.2            -               5.8             -
   Other operating expenses...................................             163.4          187.2           477.5           489.5
                                                                       ----------     ----------      ----------      ----------
                                                                           783.7        1,346.0         2,388.8         3,041.7
       Total benefits, losses and expenses....................         ----------     ----------      ----------      ----------

   Income (loss) before federal income taxes..................               3.9         (491.1)           71.1          (539.1)
                                                                       ----------     ----------      ----------      ----------

   Federal income tax (benefit) expense
      Current.................................................             (23.0)          15.9             2.1            12.5
      Deferred................................................              15.5         (197.6)           (3.9)         (246.3)
                                                                       ----------     ----------      ----------      ----------
         Total federal income tax benefit.....................              (7.5)        (181.7)           (1.8)         (233.8)
                                                                       ----------     ----------      ----------      ----------
   Income (loss) before minority interest and cumulative
      effect of change in accounting principle................              11.4         (309.4)           72.9          (305.3)

   Minority interest:
      Distributions on mandatorily redeemable preferred
      securities of a subsidiary trust holding solely
      junior subordinated debentures of the Company...........               -             (4.0)            -             (12.0)
                                                                       ----------     ----------      ----------      ----------
   Income (loss) before cumulative effect of change in
      accounting principle....................................              11.4         (313.4)           72.9          (317.3)

   Cumulative effect of change in accounting principle (less
      income tax benefit of $2.0 for the nine months
      ended September 30, 2002)...............................               -              -               -              (3.7)
                                                                       ----------     ----------      ----------      ----------
   Net income (loss)..........................................        $     11.4     $   (313.4)     $     72.9      $   (321.0)
                                                                       ==========     ==========      ==========      ==========

   PER SHARE DATA
    Basic
     Income (loss) before cumulative effect of change in
       accounting principle...................................        $      0.22    $     (5.93)    $      1.38     $     (6.00)
     Cumulative effect of change in accounting principle
       (less income tax benefit of $0.04 for the nine
       months ended September 30, 2002).......................               -              -               -              (0.07)
                                                                        ----------     ----------      ----------      ----------
     Net income (loss)........................................        $      0.22    $     (5.93)    $      1.38     $     (6.07)
                                                                        ==========     ==========      ==========      ==========
     Weighted average shares outstanding .....................               52.9           52.9            52.9            52.9
                                                                        ==========     ==========      ==========      ==========
    Diluted
     Income (loss) before cumulative effect of change in
       accounting principle...................................        $      0.21    $     (5.93)    $      1.37     $     (6.00)
     Cumulative effect of change in accounting principle
       (less income tax benefit of $0.04 for the nine
       months ended September 30, 2002).......................               -              -               -              (0.07)
                                                                        ----------     ----------      ----------      ----------
     Net income (loss) .......................................        $      0.21    $     (5.93)    $      1.37     $     (6.07)
                                                                        ==========     ==========      ==========      ==========
     Weighted average shares outstanding......................               53.3           52.9            53.1            52.9
                                                                        ==========     ==========      ==========      ==========

                    The accompanying notes are an integral part of these consolidated financial statements.



                         ALLMERICA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                                                      (Unaudited)
                                                                                     September 30,        December 31,
(In millions, except per share data)                                                      2003                2002
------------------------------------------------------------------------------------------------------------------------
ASSETS
   Investments:
      Fixed maturities-at fair value (amortized cost of $7,326.5 and $7,715.9)...    $   7,688.0         $   8,003.1
      Equity securities-at fair value (cost of $7.2 and $49.1)...................            8.7                52.8
      Mortgage loans.............................................................          221.8               259.8
      Policy loans...............................................................          272.1               361.4
      Other long-term investments................................................           88.9               129.7
                                                                                      -----------         -----------
        Total investments........................................................        8,279.5             8,806.8
                                                                                      -----------         -----------
   Cash and cash equivalents.....................................................          326.1               389.8
   Accrued investment income.....................................................          122.1               138.3
   Premiums, accounts and notes receivable, net..................................          524.6               564.7
   Reinsurance receivable on paid and unpaid losses,
      benefits and unearned premiums.............................................        2,080.5             2,075.8
   Deferred policy acquisition costs.............................................        1,135.0             1,242.2
   Deferred federal income taxes.................................................          391.6               413.2
   Goodwill......................................................................          131.2               131.2
   Other assets..................................................................          471.4               473.5
   Separate account assets.......................................................       11,546.0            12,343.4
                                                                                      -----------         -----------
      Total assets...............................................................    $  25,008.0         $  26,578.9
                                                                                      ===========         ===========

LIABILITIES
   Policy liabilities and accruals:
      Future policy benefits.....................................................    $   3,563.7         $   3,900.1
      Outstanding claims, losses and loss adjustment expenses....................        3,087.6             3,066.5
      Unearned premiums..........................................................        1,075.9             1,047.0
      Contractholder deposit funds and other policy liabilities..................          812.7               772.8
                                                                                      -----------          ----------
        Total policy liabilities and accruals....................................        8,539.9             8,786.4
                                                                                      -----------          ----------
   Expenses and taxes payable....................................................          925.3             1,115.5
   Reinsurance premiums payable..................................................          133.9               559.1
   Trust instruments supported by funding obligations............................        1,166.8             1,202.8
   Long-term debt................................................................          499.5               199.5
   Separate account liabilities..................................................       11,546.0            12,343.4
                                                                                      -----------          ----------
      Total liabilities..........................................................       22,811.4            24,206.7
                                                                                      -----------          ----------

   Minority interest:
      Mandatorily redeemable preferred securities of a subsidiary trust holding
        solely junior subordinated debentures of the Company.....................            -                 300.0
                                                                                      -----------          ----------

   Commitments and contingencies  (Note 11)

SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 20.0 million shares authorized, none
      issued.....................................................................            -                  -
   Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million
      shares issued..............................................................            0.6                 0.6
   Additional paid-in capital....................................................        1,774.2             1,768.4
   Accumulated other comprehensive income (loss).................................            6.4               (37.4)
   Retained earnings.............................................................          819.1               746.2
   Treasury stock at cost (7.4 and 7.5 million shares)...........................         (403.7)             (405.6)
                                                                                      -----------         -----------
      Total shareholders' equity.................................................        2,196.6             2,072.2
                                                                                      -----------         -----------
        Total liabilities and shareholders' equity...............................    $  25,008.0         $  26,578.9
                                                                                      ===========         ===========


                    The accompanying notes are an integral part of these consolidated financial statements.



                         ALLMERICA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                (Unaudited)
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         --------------------------
(In millions)                                                                              2003             2002
-------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
   Balance at beginning and end of period.......................................       $      -          $      -
                                                                                        ----------        ----------

COMMON STOCK
   Balance at beginning and end of period.......................................              0.6               0.6
                                                                                        ----------        ----------

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of period...............................................          1,768.4           1,758.4
          Unearned compensation related to restricted stock and other...........              5.8               3.9
                                                                                        ----------        ----------
   Balance at end of period.....................................................          1,774.2           1,762.3
                                                                                        ----------        ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
   NET UNREALIZED APPRECIATION ON INVESTMENTS AND DERIVATIVE
   INSTRUMENTS:
   Balance at beginning of period...............................................             83.4              28.4

       Net appreciation on available-for-sale securities and derivative
        instruments.............................................................             67.4              38.7
       Provision for deferred federal income taxes..............................            (23.6)            (13.5)
                                                                                        ----------        ----------
                                                                                             43.8              25.2
                                                                                        ----------        ----------
   Balance at end of period.....................................................            127.2              53.6
                                                                                        ----------        ----------

   MINIMUM PENSION LIABILITY:
   Balance at beginning and end of period.......................................           (120.8)            (42.1)
                                                                                        ----------        ----------

   Total accumulated other comprehensive income.................................              6.4              11.5
                                                                                        ----------        ----------

RETAINED EARNINGS
   Balance at beginning of period...............................................            746.2           1,052.3
        Net income (loss).......................................................             72.9            (321.0)
                                                                                        ----------        ----------
   Balance at end of period.....................................................            819.1             731.3
                                                                                        ----------        ----------

TREASURY STOCK
   Balance at beginning of period...............................................           (405.6)           (406.5)
     Shares reissued at cost....................................................              1.9               6.2
                                                                                        ----------        ----------
   Balance at end of period.....................................................           (403.7)           (400.3)
                                                                                        ----------        ----------

          Total shareholders' equity............................................       $  2,196.6        $  2,105.4
                                                                                        ==========        ==========


                    The accompanying notes are an integral part of these consolidated financial statements.



                         ALLMERICA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                   (Unaudited)                           (Unaudited)
                                                                  Quarter Ended                       Nine Months Ended
                                                                  September 30,                         September 30,
                                                          -------------------------------------------------------------------
(In millions)                                                2003              2002                2003              2002
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)......................................  $     11.4        $  (313.4)          $     72.9        $   (321.0)

Other comprehensive (loss) income:
   Available-for-sale securities:
      Net (depreciation) appreciation during the
        period.........................................       (76.9)             75.8                56.4              98.1
      Benefit (provision) for deferred federal income
        taxes..........................................        26.9             (26.5)              (19.7)            (34.3)
                                                          ----------        ----------          ----------        ----------
   Total available-for-sale securities.................       (50.0)             49.3                36.7              63.8
                                                          ----------        ----------          ----------        ----------

   Derivative instruments:
      Net appreciation (depreciation) during the
        period.........................................        14.0              (37.2)              11.0             (59.4)
      (Provision) benefit for deferred federal
        income taxes...................................        (4.9)              13.0               (3.9)             20.8
                                                          ----------        -----------         ----------        ----------
   Total derivative instruments........................         9.1              (24.2)               7.1             (38.6)
                                                          ----------        -----------         ----------        ----------
Other comprehensive (loss) income .....................       (40.9)              25.1               43.8              25.2
                                                          ----------        -----------         ----------        ----------

Comprehensive (loss) income............................  $    (29.5)       $    (288.3)        $    116.7        $   (295.8)
                                                          ==========        ===========         ==========        ==========


                    The accompanying notes are an integral part of these consolidated financial statements.






                         ALLMERICA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      (Unaudited)
                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                            --------------------------------
(In millions)                                                                                   2003               2002
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)........................................................               $      72.9        $    (321.0)
     Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
      Net realized investment (gains) losses ...............................                     (18.4)              83.9
      Net gains on derivative instruments...................................                      (1.4)             (30.3)
      Impairment of capitalized technology costs............................                       2.9               29.8
      Net amortization and depreciation.....................................                      24.0               14.0
      Interest credited to contractholder deposit funds and trust
        instruments supported by funding obligations........................                      43.2               67.5
      Deferred federal income taxes.........................................                      (3.9)            (246.3)
      Change in deferred acquisition costs..................................                     103.0              320.5
      Change in premiums and notes receivable, net of reinsurance payable...                      86.9                0.3
      Change in accrued investment income...................................                      16.2               10.9
      Change in policy liabilities and accruals, net........................                    (232.1)             728.0
      Change in reinsurance receivable......................................                      (4.8)             (10.2)
      Change in expenses and taxes payable..................................                    (232.5)              74.8
      Other, net............................................................                     (13.9)              18.8
                                                                                            -----------        -----------
            Net cash (used in) provided by operating activities.............                    (157.9)             740.7
                                                                                            -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from disposals and maturities of available-for-sale fixed
       maturities...........................................................                   2,092.0            2,957.5
   Proceeds from disposals of equity securities.............................                      81.3               16.5
   Proceeds from disposals of other investments.............................                      69.0               34.4
   Proceeds from mortgages matured or collected.............................                      41.7               35.9
   Proceeds from collections of installment finance and notes receivable....                     236.3              267.2
   Purchase of available-for-sale fixed maturities..........................                  (2,032.0)          (2,342.4)
   Purchase of equity securities............................................                     (36.0)              (1.7)
   Purchase of other investments............................................                     (24.0)             (27.6)
   Capital expenditures.....................................................                      (3.2)              (6.9)
   Net receipts (payments) related to margin deposits on derivative
       instruments..........................................................                      48.8              (37.4)
   Disbursements to fund installment finance and notes receivable...........                    (229.9)            (232.3)
   Other investing activities, net..........................................                       2.3                -
                                                                                            -----------        -----------
            Net cash provided by investing activities.......................                     246.3              663.2
                                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Deposits to contractholder deposit funds.................................                       -                100.0
   Withdrawals from contractholder deposit funds............................                     (27.5)            (822.1)
   Deposits to trust instruments supported by funding obligations...........                       -                111.9
   Withdrawals from trust instruments supported by funding obligations......                    (124.6)            (109.4)
   Change in short-term debt................................................                       -                (83.3)
   Treasury stock reissued at cost..........................................                       -                  1.1
                                                                                            -----------        -----------
            Net cash used in financing activities...........................                    (152.1)            (801.8)
                                                                                            -----------        -----------

Net change in cash and cash equivalents.....................................                     (63.7)             602.1
Cash and cash equivalents, beginning of period..............................                     389.8              350.2
                                                                                            -----------        -----------
Cash and cash equivalents, end of period....................................               $     326.1        $     952.3
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

The interim consolidated financial statements of AFC include the accounts of The Hanover Insurance Company ("Hanover") and Citizens Insurance Company of America ("Citizens"), AFC's principal property and casualty companies; Allmerica
Financial Life Insurance and Annuity Company ("AFLIAC") and First Allmerica Financial Life Insurance Company ("FAFLIC"), AFC's principal life insurance and annuity companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 8. All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

On October 27, 2003, the Company announced the cessation of retail sales through its independent broker/dealer. These operations were conducted through VeraVest Investments, Inc. ("VeraVest") and consisted of the distribution of third party investment and insurance products. VeraVest is a wholly-owned subsidiary of AFLIAC.

2. New Accounting Pronouncements

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 is applicable to all insurance enterprises as defined by Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises". This statement provides guidance regarding accounting and disclosures of separate account assets and liabilities and an insurance company's interest in such separate accounts. It further provides for the accounting and disclosures related to contractholder transfers to separate accounts from a company's general account and the determination of the balance that accrues to the benefit of the contractholder. In addition, SOP 03-1 provides guidance for determining any additional liabilities for guaranteed minimum death benefits ("GMDB")or other insurance benefit features, potential benefits available only on annuitization and liabilities related to sales inducements, such as immediate bonus payments, persistency bonuses, and enhanced crediting rates or "bonus interest" rates, as well as the required disclosures related to these items. This statement is effective for fiscal years beginning after December 15, 2003. The Company is currently assessing the effect that adoption of SOP 03-1 will have on its financial position and results of operations, but expects that a substantial increase in the GMDB reserve will be required. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions including, among other items, estimates of future market returns and expected contract persistency. Based on the equity market level as of October 31, 2003, the Company currently estimates that the impact of adopting SOP 03-1 could require the recording of an additional $80 million to $120 million pre-tax charge to earnings. This reflects adjustments to the Company's GMDB reserves and its Deferred Acquisition Cost asset. The actual effect of adoption may differ from the current estimates based on actual market returns, persistency and other matters.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify mandatorily redeemable financial instruments and other financial instruments that embody an obligation of the issuer as liabilities. At inception, these liabilities shall initially be measured at fair value. Mandatorily redeemable financial instruments and certain forward contracts in which both the amount to be paid and the settlement date are fixed shall be subsequently measured at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. Other financial instruments shall be subsequently measured at fair value. Additionally, mandatorily redeemable financial instruments and certain forward contracts shall, on a prospective basis, reflect any amounts paid or to be paid to holders of these instruments in excess of the initial measurement amount as interest cost. For financial instruments created before the issuance date of Statement No. 150 and still existing at the beginning of the interim period of adoption, any changes between carrying value and fair value or other measurement attribute provided for by this statement, upon adoption of this statement, shall be reflected as a cumulative effect of a change in accounting principle. This statement is effective for interim periods beginning after June 15, 2003. On November 7, 2003, the FASB deferred the aforementioned measurement provisions of Statement No. 150 for securities issued before November 5, 2003. The Company has $300 million of mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company. These securities embody an unconditional obligation that requires the Company to redeem the securities on a stated maturity date. As such, the securities have been reclassified from the mezzanine level of the balance sheet to debt, at face value. Dividends on the securities are classified as interest expense in the current year. In addition, these instruments contain a settlement alternative which occurs as a result of a "Special Event." A special event could occur if a change in laws and/or regulations or the application or interpretation of these laws and/or regulations causes the interest from these debentures to become taxable income (or non-deductible expense), or for the subsidiary trust to become deemed an "investment company" and subject to the filing requirements of Registered Investment Companies.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides guidance regarding the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", specifically as it relates to the identification of entities for which control is achieved through a means other than voting rights ("variable interest entities") and the determination of which party is responsible for consolidating the variable interest entities (the "primary beneficiary"). In addition to mandating that the primary beneficiary consolidate the variable interest entity, FIN 46 also requires disclosures by companies that hold a significant variable interest, even if they are not the primary beneficiary. Certain financial statement disclosures are applicable immediately for those entities for which it is reasonably possible that the enterprise will consolidate any variable interest entities. This interpretation also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For those variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provisions of this interpretation shall be applied no later than the first reporting period after June 15, 2003. The Company performed a review of potential variable interest entities and concluded that as of September 30, 2003, AFC was not the primary beneficiary of any material variable interest entities; and, therefore would not be required to consolidate those entities as a result of implementing FIN 46. However, the Company does hold a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund - 1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company's investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company's maximum exposure to loss on this investment is limited to its carrying value, which is $10.2 million at September 30, 2003.

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

In June 2002, the FASB issued  Statement of Financial  Accounting  Standards No.
146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement No. 146"). This statement requires that a liability for costs associated with an exit or disposal activity is recognized and measured initially at its fair value in the period the liability is incurred. This statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring" ("EITF No. 94-3"). Additionally, the statement requires financial statement disclosures about the description of the exit or disposal activity, including for each major type of cost, the total amount expected to be incurred and a reconciliation of the beginning and ending liability balances. The provisions of this statement are effective for all exit and disposal activities initiated after December 31, 2002.

3. Discontinued Operations

During 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services ("EBS")
business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business ("reinsurance pool business"). During 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of $46.9 million, partially offset by net proceeds from the sale of the EBS business of $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $12.0 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of approximately $27 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $88.1 million at September 30, 2003 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At September 30, 2003 and 2002, the discontinued segment had assets of $291.3 million and $305.2 million, respectively, and assets at December 31, 2002 of $290.4 million. Assets in this segment consist primarily of invested assets and reinsurance recoverables. Liabilities at September 30, 2003 and 2002 totaled $357.4 million and $361.7 million, respectively, and $347.5 million at December 31, 2002. Liabilities consist primarily of policy liabilities. Revenues for the discontinued operations were $3.4 million and $6.0 million for the quarters ended September 30, 2003 and 2002, respectively, and $11.2 million and $18.0 million for the nine months ended September 30, 2003 and 2002, respectively.

4. Significant Transactions

In October 2003, the Company announced the cessation of its Allmerica Financial Services ("AFS")segment retail broker/dealer operations. These operations had distributed third-party investment and insurance products through VeraVest. Results as of September 30, 2003 include a pre-tax charge of $11.0 million for asset impairments in connection with this action. The Company expects to incur an estimated additional pre-tax charge of $25 to $30 million for severance and other expenses related to this decision, primarily in the fourth quarter of 2003, and to a lesser extent in the first quarter of 2004.

In the first nine months of 2003, the Company retired $78.8 million of long-term funding agreement obligations which resulted in a pre-tax gain of $5.7 million and is reported as gain from retirement of trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $6.4 million was recorded as net realized investment gains in the Consolidated Statements of Income. The net foreign currency transaction gain on the retired foreign-denominated funding agreements of $3.6 million was recorded as other income in the Consolidated Statements of Income.

Effective December 31, 2002, the Company effectively sold, through a 100% coinsurance agreement, substantially all of its fixed universal life insurance business. Under the agreement, the Company ceded approximately $660 million of universal life insurance reserves in exchange for the transfer of approximately $550 million of investment assets with an amortized cost of approximately $525 million and was subject to certain post-closing adjustments. At December 31, 2002, the Company recorded a pre-tax loss of $31.3 million. Subsequently, the Company transferred cash and other investment assets of approximately $100 million and $450 million, respectively, during 2003, for the settlement of the net payable associated with this transaction. In addition, the Company recorded incremental income of $5.5 million during the first nine months of 2003 related to the settlement of post-closing items.

In the fourth quarter of 2002, the Company recognized a pre-tax charge of $15.0 million related to the restructuring of its AFS segment which has been accounted for under the guidance of EITF No. 94-3. Approximately $11.7 million of this charge relates to severance and other employee and agent related costs resulting from the elimination of approximately 475 positions, of which 408 employees have been terminated as of September 30, 2003 and 63 vacant positions have been eliminated. All levels of employees, from staff to senior management, were affected by the restructuring. Approximately $3.3 million of this charge relates to other restructuring costs, consisting of lease and contract cancellations and the present value of idle leased space. Additionally, the Company terminated all life insurance and annuity agent contracts effective December 31, 2002. As of September 30, 2003, the Company has made payments of approximately $13.1 million related to this restructuring plan, of which approximately $11.2 million relates to severance and other employee related costs. During the first nine months of 2003, the Company eliminated an additional 158 positions related to this restructuring, of which 132 employees have been terminated as of September 30, 2003. The Company recorded a pre-tax charge of $6.0 million, consisting of $5.7 million of employee-related costs and $0.3 million related to contract cancellations, during the first nine months of 2003.

5. Federal Income Taxes

Federal income tax expense for the nine months ended September 30, 2003 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

It is the Company's policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax benefit for the nine months ended September 30, 2002 was computed based on the first nine months of 2002 as a discrete period due to the uncertainty regarding the Company's ability to reliably estimate pre-tax income for the remainder of the year. The Company could not reliably estimate pre-tax income for the remainder of 2002 principally due to the impact of the equity market on the Company, including possible additional amortization of deferred policy acquisition costs. Because of this uncertainty, the Company was unable to develop a reasonable estimate of the annual effective tax rate for the full year 2002. In addition, during the nine months ended September 30, 2002, the Company recognized a benefit of $11.6 million related to a settlement of certain prior years' federal income tax returns.

6. Other Comprehensive (Loss) Income

The following table provides a reconciliation of gross unrealized (losses) gains to the net balance shown in the Statements of Comprehensive Income:

                                                                              (Unaudited)             (Unaudited)
                                                                             Quarter Ended         Nine Months Ended
                                                                             September 30,           September 30,
                                                                       ------------------------------------------------
(In millions)                                                               2003        2002        2003       2002
-----------------------------------------------------------------------------------------------------------------------
Unrealized (losses) gains on  available-for-sale securities:
  Unrealized holding (losses) gains arising during period (net of income tax benefit (expense) of $29.5 million and ($23.0)
    million for the quarters ended September 30, 2003 and 2002 and ($27.5) million and ($16.0) million for the nine months
    ended September 30, 2003 and 2002)...............................   $   (54.9)  $    42.9   $    51.1   $    30.0
  Less:  reclassification adjustment for (losses) gains included in net income (net of income tax benefit (expense) of $2.6 million and $3.5 million for the quarters ended September 30,
    2003 and 2002 and ($7.8) million and $18.3 million for the
    nine months ended September 30, 2003 and 2002)...................        (4.9)       (6.4)       14.4       (33.8)
                                                                         ---------   ---------   ---------   ---------
Total available-for-sale securities..................................       (50.0)       49.3        36.7        63.8
                                                                         ---------   ---------   ---------   ---------

Unrealized gains (losses) on derivative instruments:
  Unrealized holding gains (losses) arising during period (net of income tax (expense) benefit of ($5.6) million and $7.8 million  for the quarters ended September 30, 2003 and 2002 and  ($7.5) million and $54.6 million for the nine months
    ended September 30, 2003 and 2002)...............................        10.4       (14.7)       13.9      (101.4)
  Less: reclassification adjustment for gains (losses) included in net income (net of income tax (expense) benefit of ($0.7)
    million and ($5.2) million for the quarters ended September
    30, 2003 and 2002 and ($3.6) million and $33.8 million for
    the nine months ended September 30, 2003 and 2002)...............         1.3         9.5         6.8       (62.8)
                                                                         ---------   ---------   ---------   ---------
Total derivative instruments.........................................         9.1       (24.2)        7.1       (38.6)
                                                                         ---------   ---------   ---------   ---------

Other comprehensive (loss) income....................................   $   (40.9)  $    25.1   $    43.8   $    25.2
                                                                         =========   =========   =========   =========

7. Closed Block

Summarized financial information of the Closed Block, established in 1995 upon demutualization, is as follows for the periods indicated:

                                                                             (Unaudited)
                                                                            September 30,    December 31,
 (In millions)                                                                  2003            2002
 --------------------------------------------------------------------------------------------------------
ASSETS
  Fixed maturities-at fair value (amortized cost of $513.4 and $498.1)...    $   547.8      $   542.4
  Mortgage loans.........................................................         45.4           46.6
  Policy loans...........................................................        158.8          167.4
  Cash and cash equivalents..............................................          1.0            0.3
  Accrued investment income..............................................         13.4           13.1
  Deferred policy acquisition costs......................................          6.8            8.2
  Deferred federal income taxes..........................................          0.9            5.4
  Other assets...........................................................          3.8            4.7
                                                                              ---------      ---------
      Total assets.......................................................    $   777.9      $   788.1
                                                                              =========      =========
LIABILITIES
   Policy liabilities and accruals.......................................    $   756.3      $   767.5
   Policyholder dividends................................................         70.4           57.1
   Other liabilities.....................................................          2.7           23.8
                                                                              ---------      ---------
      Total liabilities..................................................    $   829.4      $   848.4
                                                                              =========      =========
Excess of Closed Block liabilities over assets designated to the
   Closed Block..........................................................    $    51.5      $    60.3
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income
   tax benefit of $6.7 million and $5.2 million..........................        (12.4)          (9.6)
                                                                              ---------      ---------
Maximum future earnings to be recognized from Closed Block
   assets and liabilities................................................    $    39.1      $    50.7
                                                                              =========      =========



                                                                                  (Unaudited)                (Unaudited)
                                                                                 Quarter Ended            Nine Months Ended
                                                                                 September 30,              September 30,
                                                                          ----------------------------------------------------
(In millions)                                                                 2003          2002          2003         2002
------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Premiums........................................................        $    6.6     $    7.5       $   33.5     $   38.3
   Net investment income...........................................            11.6         13.0           35.4         39.0
   Net realized investment (losses) gains..........................             -           (2.2)           4.3         (4.0)
                                                                            --------     --------       --------     --------
      Total revenues...............................................            18.2         18.3           73.2         73.3
                                                                            --------     --------       --------     --------

BENEFITS AND EXPENSES
   Policy benefits.................................................            15.9         16.4           65.5         64.0
   Policy acquisition expenses.....................................             0.8          0.6            1.2          1.8
   Other operating expenses........................................             0.2          0.1            0.5          0.5
                                                                            --------     --------       --------     --------
      Total benefits and expenses..................................            16.9         17.1           67.2         66.3
                                                                            --------     --------       --------     --------

         Contribution from the Closed Block........................        $    1.3     $    1.2       $    6.0     $    7.0
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

8. Segment Information

The Company offers financial products and services and conducts business principally in three operating segments. These segments are Property and Casualty (formerly "Risk Management"), Allmerica Financial Services, and Asset Management (formerly "Allmerica Asset Management"). Prior to 2003, Allmerica Financial Services and Asset Management comprised the Asset Accumulation group. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company's reportable segments is included below.

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

Prior to September 30, 2002, the Allmerica Financial Services segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. On September 27, 2002, the Company announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and life insurance products. Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products. After September 30, 2002, the AFS business consisted of two components. First, the segment included its independent broker/dealer, VeraVest, which distributed third-party investment and insurance products. On October 27, 2003, the Company announced the cessation of retail sales through its independent broker/dealer operations. Second, this segment retains and services existing variable annuity and variable universal life accounts, as well as its remaining traditional life and group retirement accounts, which were issued by its life insurance subsidiaries, AFLIAC and FAFLIC.

Through its Asset Management segment, prior to September 2002, FAFLIC offered guaranteed investment contracts ("GICs"). GICs, also referred to as funding agreements, are investment contracts with either short-term or long-term maturities, which are issued to institutional buyers or to various business or charitable trusts. Declining financial strength ratings from various rating agencies during 2002 resulted in GIC contractholders terminating all remaining short-term funding agreements and made it impractical to continue selling new long-term funding agreements. Furthermore, the Company retired certain long-term funding agreements, at discounts, during the first nine months of 2003 and the fourth quarter of 2002 (see Note 4 - Significant Transactions). This segment continues to be a Registered Investment Advisor providing investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients through its subsidiary, Opus Investment Management, Inc. Additionally, this segment includes AMGRO, Inc., the Company's property and casualty insurance premium financing business.

In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company) and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those related to certain officers and directors, technology, finance, human resources and legal. During 2003, the Company adopted Statement No. 150 (see Note 2 - New Accounting Pronouncements) which resulted in the reclassification of dividends on the Company's mandatorily redeemable preferred securities to interest expense in the Corporate segment. In accordance with Statement No. 131, all periods have been restated to reflect current presentation.

Management evaluates the results of the aforementioned segments based on a pre-tax basis. Segment income excludes certain items, which are included in net income, such as net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items.

Summarized below is financial information with respect to business segments:

                                                                       (Unaudited)                  (Unaudited)
                                                                      Quarter Ended              Nine Months Ended
                                                                      September 30,                September 30,
                                                                -----------------------------------------------------
 (In millions)                                                      2003        2002            2003           2002
---------------------------------------------------------------------------------------------------------------------
Segment revenues:
  Property and Casualty.....................................    $   612.3     $   624.1      $  1,836.6     $  1,865.5
  Allmerica Financial Services..............................        162.0         204.3           544.4          624.0
  Asset Management..........................................         24.0          32.0            68.3           96.0
  Corporate.................................................          0.4           1.1             1.4            4.3
  Intersegment revenues.....................................         (3.1)         (2.3)           (9.2)          (6.8)
                                                                 ---------     ---------      ----------     ----------
    Total segment revenues..................................        795.6         859.2         2,441.5        2,583.0
Adjustments to segment revenues:
  Net realized investment (losses) gains....................         (8.0)         (7.8)           18.4          (83.9)
  Consideration from sale of defined contribution
    business................................................          -             3.5             -              3.5
                                                                 ---------     ---------      ----------     ----------
    Total revenues..........................................    $   787.6     $   854.9      $  2,459.9     $  2,502.6
                                                                 =========     =========      ==========     ==========

Segment income (loss) before federal income taxes and the
  cumulative effect of change in accounting  principle:
   Property and Casualty....................................    $    38.6     $    58.5      $    103.4     $    149.1
   Allmerica Financial Services.............................         (5.8)       (540.2)           15.0         (624.3)
   Asset Management.........................................          5.2           5.7            10.2           15.9
   Corporate................................................        (23.9)        (23.7)          (71.8)         (67.6)
                                                                 ---------     ---------      ----------     ----------
     Segment income (loss) before federal income taxes......         14.1        (499.7)           56.8         (526.9)
Adjustments to segment income (loss):
   Net realized investment (losses) gains, net of
      deferred acquisition cost amortization................        (10.2)         (1.0)            7.5          (67.0)
   Gain from retirement of trust instruments supported
      by funding obligations................................          0.7           -               5.7            -
   Income from sale of universal life business..............          -             -               5.5            -
   Net gains (losses) on derivative instruments.............          0.5          (0.1)            1.4           30.3
   Restructuring costs......................................         (1.2)          -              (5.8)           -
   Consideration from sale of defined contribution
      business..............................................          -             3.5             -              3.5
   Sales practice litigation................................          -             -               -              2.5
   Other (1)................................................          -             6.2             -             18.5
                                                                 ---------     ---------      ----------     ----------
     Income (loss) before federal income taxes and the
       cumulative effect of change in accounting
       principle............................................    $     3.9     $  (491.1)     $     71.1     $   (539.1)
                                                                 =========     =========      ==========     ==========

(1) Reflects an adjustment for the reclassification, in accordance with Statement No. 131, of costs that were classified as minority interest prior to the adoption of Statement No. 150.


                                                        Identifiable Assets                Deferred Acquisition Costs
--------------------------------------------------------------------------------------------------------------------------
                                                    (Unaudited)                           (Unaudited)
                                                   September 30,     December 31,        September 30,     December 31,
(In millions)                                          2003              2002                2003              2002
--------------------------------------------------------------------------------------------------------------------------
   Property and Casualty (1)..................   $     6,240.6     $     6,056.1       $      225.8     $       215.1
   Allmerica Financial Services...............        17,349.4         1 8,971.6              909.2           1,027.1
   Asset Management...........................         1,414.8          1 ,559.8                -                 -
   Corporate and intersegment eliminations....             3.2              (8.6)               -                 -
                                                  -------------     -------------      -------------     -------------
      Total...................................   $    25,008.0     $    26,578.9      $     1,135.0     $     1,242.2
                                                  =============     =============      =============     =============

(1) Includes assets related to the Company's discontinued operations of $291.3 million and $290.4 million at
    September 30, 2003 and December 31, 2002, respectively.

9. Earnings Per Share

The following table provides share information used in the calculation of the Company's basic and diluted earnings per share:

                                                                          (Unaudited)                    (Unaudited)
                                                                         Quarter Ended                Nine Months Ended
                                                                         September 30,                  September 30,
                                                                  -------------------------------------------------------
 (In millions)                                                         2003          2002            2003          2002
-------------------------------------------------------------------------------------------------------------------------
Basic shares used in the calculation of earnings per share......       52.9          52.9            52.9          52.9

Dilutive effect of securities (1):
     Employee stock options.....................................        0.3           -               0.1           -
     Non-vested stock grants....................................        0.1           -               0.1           -
                                                                   ---------     ---------       ---------     ---------

Diluted shares used in the calculation of earnings per share....       53.3          52.9            53.1          52.9
                                                                   =========     =========       =========     =========

(1)  Excludes 0.1 million and 0.3 million shares due to antidilution for the quarter and nine months ended September 30, 2002.

10. Stock-Based Compensation Plans

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations" (APB Opinion No. 25"), in accounting for its stock-based compensation plans, and thus compensation cost is not generally required to be recognized in the financial statements for the Company's stock options issued to employees. However, costs associated with the issuance of stock options to certain agents who did not qualify as employees were recognized in 2003 and 2002.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), to stock-based compensation.

                                                                          (Unaudited)                      (Unaudited)
                                                                         Quarter Ended                  Nine Months Ended
                                                                         September 30,                    September 30,
                                                                  ----------------------------------------------------------
(In millions, except per share data)                                   2003          2002             2003           2002
----------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported.................................   $    11.4     $  (313.4)        $    72.9      $  (321.0)

     Stock-based compensation expense included in
       reported net income, net of taxes.......................         0.1           0.2               0.3            0.5
     Total stock-based compensation expense
       determined under fair value based method for all
       awards, net of taxes....................................        (2.9)         (3.3)             (8.4)          (9.8)
                                                                   ---------     ---------         ---------      ---------

Net income (loss), after effect of Statement No. 123...........   $     8.6     $  (316.5)        $    64.8      $  (330.3)
                                                                   =========     =========         =========      =========
Earnings per share:

    Basic - as reported........................................   $     0.22    $    (5.93)       $    1.38      $   (6.07)
                                                                    =========     =========        =========      =========

    Basic - after effect of Statement No. 123..................   $     0.16    $    (5.99)       $    1.22      $   (6.25)
                                                                    =========     =========        =========      =========


    Diluted - as reported......................................   $     0.21    $    (5.93)       $    1.37      $   (6.07)
                                                                    =========     =========        =========      =========

    Diluted - after effect of Statement No. 123................   $     0.16    $    (5.99)       $    1.22      $   (6.25)
                                                                    =========     =========        =========      =========

11. Commitments and Contingencies

Litigation and Regulatory Actions

In November 2003, VeraVest, along with approximately 450 other broker/dealer firms, was directed by the National Association of Securities Dealers, Inc. ("NASD"), to advise each of its customers who purchased Class A mutual fund shares through VeraVest from January 1, 1999 through November 3, 2003 that an NASD industry-wide survey indicated that customers did not uniformly receive elegible breakpoint discounts and that as a result, the customer may be entitled to a refund. The Company intends to comply and pay any refunds which may be due. At this time the Company is unable to estimate the amount of any such refunds. Although they are not expected to be material to the Company's financial position, the refunds could have a material effect on the results of operations for a particular quarter.

On July 24, 2002, an action captioned "American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company" was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums of $2.5 million each. Plaintiffs, who AFLIAC identified as engaging in frequent transfers of significant sums between sub-accounts that in its opinion constituted "market timing", were subject to restrictions upon such trading that AFLIAC imposed in 2001. Plaintiffs allege that such restrictions constitute a breach of the terms of the annuity contracts and seek unspecified damages, including lost profits and prejudgment interest. Plaintiffs have filed a motion for summary judgment as to liability, which AFLIAC has opposed. AFLIAC has filed a counterclaim against plaintiffs, alleging breach of the duty of good faith and fair dealing. No discovery on these matters has ensued to date and it is too early in the proceedings for the Company to assess its likelihood of prevailing or the amount of potential damages if it should ultimately be unsuccessful in defending this lawsuit. The outcome is not expected to be material to the Company's financial position, although it could have a material effect on the results of operations for a particular quarter.

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

The Company has been named a defendant in various other legal proceedings arising in the normal course of business and is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. In the Company's opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on the Company's financial position, although they could have a material effect on the results of operations for a particular quarter.

                                     PART I
                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                TABLE OF CONTENTS


  Introduction..........................................................      18
  Description of Operating Segments.....................................      18
  Results of Operations.................................................   18-38
    Consolidated Overview...............................................   18-22
    Segment Results.....................................................   22-38
       Property and Casualty............................................   22-30
       Allmerica Financial Services.....................................   31-36
       Asset Management.................................................   37-38
       Corporate........................................................      38
  Investment Portfolio..................................................   39-41
  Derivative Instruments................................................      41
  Income Taxes..........................................................      42
  Statutory Capital of Insurance Subsidiaries...........................      43
  Liquidity and Capital Resources.......................................   43-44
  Contingencies.........................................................      44
  Insurance Ratings.....................................................      45
  Recent Developments...................................................      45
  Forward-Looking Statements............................................   45-46
  Glossary..............................................................   47-48

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

Our results of operations include the accounts of The Hanover Insurance Company ("Hanover") and Citizens Insurance Company of America ("Citizens"), our principal property and casualty companies. Our results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company ("AFLIAC") and First Allmerica Financial Life Insurance Company ("FAFLIC"), our principal life insurance and annuity companies; and other insurance and non-insurance subsidiaries.


Description of Operating Segments

We offer financial products and services in three operating segments. These segments are Property and Casualty (formerly "Risk Management"), Allmerica Financial Services ("AFS"), and Asset Management (formerly "Allmerica Asset Management"). Before 2003, AFS and Asset Management comprised the Asset Accumulation group. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance. This presentation complies with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131").

On October 27, 2003, we announced the cessation of retail sales through our independent broker/dealer operations in the fourth quarter of 2003. These operations were conducted through VeraVest Investments, Inc. ("VeraVest") and consisted of the distribution of third party investment and insurance products. Earnings from VeraVest were reflected in our AFS segment. VeraVest is a wholly-owned subsidiary of AFLIAC.

Segment income excludes certain items which are included in net income, such as federal income taxes and net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items. In addition, as a result of adopting Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", we have reclassified dividends on our Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company) to interest expense in the Corporate segment (see Corporate Segment). In accordance with Statement No. 131, we have restated prior periods to reflect current presentation.


Results of Operations

Consolidated  Overview
Our consolidated net income for the third quarter of 2003 was $11.4 million, compared to a net loss of $313.4 million for the same period in 2002. The increase in the third quarter resulted primarily from a $513.8 million improvement in segment income principally related to AFS, partially offset by a $179.1 million decrease in the corresponding federal income tax benefit. The federal income tax benefit on segment income declined from $184.7 million in the third quarter of 2002 to $5.6 million in 2003.

Consolidated net income for the first nine months of 2003 was $72.9 million, compared to a net loss of $321.0 million for the first nine months of 2002. This increase again resulted primarily from a $583.7 million improvement in segment income, principally related to AFS, partially offset by a $224.3 million reduction in the corresponding federal income tax benefit. The federal income tax benefit on segment income declined from $229.6 million in the first nine months of 2002 to $5.3 million for the same period in 2003. Also contributing to the increase in net income was a $50.0 million change in net realized investment gains (losses) to a net gain of $6.4 million for the first nine months of 2003, from a net loss of $43.6 million for the comparable period of 2002.

The following table reflects segment income (loss) and a reconciliation to consolidated net income (loss).

                                                                       Quarter Ended                Nine Months Ended
                                                                       September 30,                  September 30,
                                                              ------------------------------------------------------------
(In millions)                                                       2003            2002           2003           2002
--------------------------------------------------------------------------------------------------------------------------
Segment income (loss) before federal income taxes:
   Property and Casualty....................................    $      38.6    $      58.5    $     103.4    $     149.1
   Allmerica Financial Services.............................           (5.8)        (540.2)          15.0         (624.3)
   Asset Management.........................................            5.2            5.7           10.2           15.9
   Corporate................................................          (23.9)         (23.7)         (71.8)         (67.6)
                                                                 -----------    -----------    -----------    -----------
Segment income (loss) before federal income taxes...........           14.1         (499.7)          56.8         (526.9)
                                                                 -----------    -----------    -----------    -----------

   Federal income tax benefit on segment income.............            5.6          184.7            5.3          229.6
   Net realized investment (losses) gains, net of taxes
       and deferred acquisition cost amortization...........           (8.2)          (0.7)           6.4          (43.6)
   Net gains on derivative instruments, net of taxes........            0.3            -              0.9           19.7
   Income from sale of universal life business, net of
       taxes................................................            -              -              3.6            -
   Gain from retirement of trust instruments supported by
       funding obligations, net of taxes....................            0.4            -              3.7            -
   Restructuring costs, net of taxes........................           (0.8)           -             (3.8)           -
   Additional consideration received from sale of
       defined contribution business, net of taxes..........            -              2.3            -              2.3
   Sales practice litigation, net of taxes..................            -              -              -              1.6
                                                                 -----------    -----------    -----------     -----------
Income (loss) before cumulative effect of change in
  accounting principle......................................           11.4          313.4)          72.9         (317.3)
   Cumulative effect of change in accounting principle,
        net of taxes........................................            -              -              -             (3.7)
                                                                 -----------    -----------    -----------    -----------
Net income (loss)...........................................    $      11.4    $    (313.4)   $      72.9    $    (321.0)
                                                                 ===========    ===========    ===========    ===========


Net income (loss) includes the following items (net of taxes) by segment:

                                                                Quarter Ended September 30, 2003
                                              ---------------------------------------------------------------------

                                                Property     Allmerica
                                                  and        Financial       Asset
(In millions)                                   Casualty      Services     Management     Corporate      Total
-------------------------------------------------------------------------------------------------------------------
 Net realized investment (losses) gains,
   net of taxes and deferred acquisition
   cost amortization..........................   $(4.3)        $(4.3)         $0.4          $ -          $(8.2)
 Net gains on derivative instruments..........     -             -             0.3            -            0.3
 Gain from retirement of trust instruments
   supported by funding obligations...........     -             -             0.4            -            0.4
 Restructuring costs..........................     -            (0.8)          -              -           (0.8)



                                                                Quarter Ended September 30, 2002
                                              ---------------------------------------------------------------------

                                                Property     Allmerica
                                                  and        Financial       Asset
(In millions)                                   Casualty      Services     Management     Corporate      Total
-------------------------------------------------------------------------------------------------------------------
Net realized investment (losses) gains, net
   of taxes and deferred acquisition cost
   amortization...............................   $(0.3)       $(2.1)          $0.6          $1.1         $(0.7)
Additional consideration received from sale
   of defined contribution business...........     -            2.3            -             -             2.3



                                                              Nine Months Ended September 30, 2003
                                             ----------------------------------------------------------------------

                                                Property      Allmerica
                                                  and         Financial      Asset
(In millions)                                   Casualty       Services    Management     Corporate      Total
-------------------------------------------------------------------------------------------------------------------
Net realized investment gains (losses), net
   of taxes and deferred acquisition cost
   amortization...............................    $5.4         $(5.8)         $9.9          $(3.1)       $6.4
Net gains on derivative instruments...........     -             -             0.9            -           0.9
Income from sale of universal life business...     -             3.6           -              -           3.6
Gain from retirement of trust instruments
   supported by funding obligations...........     -             -             3.7            -           3.7
Restructuring costs...........................     0.2          (4.0)          -              -          (3.8)


                                                              Nine Months Ended September 30, 2002
                                              ---------------------------------------------------------------------

                                                Property     Allmerica
                                                  and        Financial       Asset
(In millions)                                   Casualty      Services     Management     Corporate      Total
-------------------------------------------------------------------------------------------------------------------
Net realized investment (losses) gains, net
   of taxes and deferred acquisition cost
   amortization..............................    $(0.9)       $(25.9)        $(19.1)         $2.3        $(43.6)
Net gains on derivative instruments..........      -             -             19.7           -            19.7
Additional consideration received from sale
   of defined contribution business..........      -             2.3            -             -             2.3
Sales practice litigation....................      -             1.6            -             -             1.6


Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Our segment income before federal income taxes was $14.1 million in the third quarter of 2003, compared to a loss of $499.7 million during the same period of 2002. This increase was primarily attributable to a $534.4 million improvement from the AFS segment, partially offset by lower segment income from the Property and Casualty segment of $19.9 million.

AFS segment income in 2003 reflects a charge of $11.0 million relating to the impairment of assets resulting from our decision to cease all retail sales of VeraVest. The loss from the AFS segment in 2002 reflects net charges of $556.4 million resulting from additional declines in equity market values during the third quarter, ratings downgrades and our decision to cease sales of proprietary life insurance and annuity products. These charges include $487.5 million of additional amortization of the deferred policy acquisition cost ("DAC") asset and $39.1 million due to a change in the assumptions related to the long-term cost of guaranteed minimum death benefits ("GMDB") for variable annuity products. In addition, in 2002 we recognized impairments of capitalized technology costs associated with variable products totaling $29.8 million.

The decrease in Property and Casualty segment income in the quarter was principally due to an increase in catastrophe losses of $12.9 million. In addition, segment income decreased due to adverse development on prior years' loss and loss adjustment expense ("LAE") reserves of $15.3 million in the third quarter of 2003, compared to $7.9 million of favorable development for the same period in 2002. Net investment income also decreased $5.9 million during the third quarter of 2003. These decreases were partially offset by estimated net premium rate increases of approximately $24 million, as well as a slight improvement in current accident year non-catastrophe claims.

Our federal income tax benefit on segment income was $5.6 million for the third quarter of 2003 compared to $184.7 million for the third quarter of 2002. The large tax benefit in 2002 resulted from the significant loss recognized by the AFS segment last year.

Net realized losses on investments, after taxes and deferred acquisition cost amortization, were $8.2 million in the third quarter of 2003, primarily due to losses recognized from impairments of fixed maturities and equity securities. During the third quarter of 2002, we recognized net realized losses on investments, after taxes and deferred acquisition cost amortization, of $0.7 million, primarily due to impairments of fixed maturities and equity securities, largely offset by gains recognized from sales of fixed maturities.

Net gains on derivative instruments, net of taxes, for the third quarter of 2003 were $0.3 million as a result of derivative activity that does not meet the requirements of hedge accounting. There were no gains or losses on derivative instruments for the third quarter of 2002.

During the third quarter of 2003, we retired $13.2 million of long-term funding agreement obligations, resulting in a gain of $0.4 million, net of taxes.

During 2002, we began restructuring efforts of our AFS segment following our decision to cease new sales of our proprietary life insurance and annuity products. In the third quarter of 2003, we recognized $0.8 million of these costs, net of taxes, primarily resulting from position eliminations in the AFS segment.

During the third quarter of 2002, we received additional consideration of $2.3 million, net of taxes, related to the sale of our defined contribution business in 2001.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Our segment income before federal income taxes was $56.8 million for the first nine months of 2003, compared to a loss of $526.9 million for the same period during 2002. This increase was primarily attributable to improved earnings from the AFS segment of $639.3 million, partially offset by a decrease in income from the Property and Casualty segment of $45.7 million.

AFS segment loss in 2003 reflects a charge of $11.0 million relating to the impairment of assets resulting from our decision to cease all retail sales of VeraVest. The 2002 loss in the AFS segment reflects net charges of $698.3 million resulting from additional declines in equity market values during the third quarter, ratings downgrades and our decision to cease sales of proprietary life insurance and annuity products. These charges include $629.4 million of additional amortization of the DAC asset and $39.1 million due to a change in the assumptions related to the long-term cost of GMDB for variable annuity products. In addition, we recognized impairments of capitalized technology costs associated with variable products totaling $29.8 million.

The decrease in Property and Casualty segment income is primarily attributable to approximately $41 million of estimated increased current accident year non-catastrophe claims, primarily in personal lines. In addition, policy acquisition and other underwriting expenses increased $25.8 million, and catastrophe losses increased $25.5 million in the first nine months of 2003. The decrease is also attributable to a $21.9 million charge resulting from an adverse arbitration decision within a voluntary insurance pool that we exited in 1996. Partially offsetting these decreases were estimated net premium rate increases of approximately $77 million.

Our federal income tax benefit on segment income was $5.3 million for the first nine months of 2003 compared to an income tax benefit of $229.6 million for the same period of 2002. The tax benefit in 2002 is primarily the result of the loss recognized by the AFS segment, as well as an $11.6 million favorable settlement of federal income tax returns related to 1977 through 1981.

Net realized gains on investments, after taxes and deferred acquisition cost amortization, were $6.4 million for the first nine months of 2003, primarily due to gains recognized from the sale of fixed maturities, partially offset by impairments of fixed maturities and equity securities. During the first nine months of 2002, we recognized net realized losses on investments, after taxes and deferred acquisition cost amortization, of $43.6 million, primarily due to impairments of fixed maturities and losses related to the termination of certain derivative instruments, partially offset by gains recognized from the sale of fixed maturities.

Net gains on derivative instruments, after taxes, for the first nine months of 2003 were $0.9 million compared to $19.7 million for the same period in 2002 as a result of derivative activity that does not meet the requirements of hedge accounting.

During the first nine months of 2003, we recognized income of $3.6 million, net of taxes, from the settlement of post-closing items related to the December 2002 sale of our universal life business, through a 100% coinsurance agreement.

During the first nine months of 2003, we retired $78.8 million of long-term funding agreement obligations, resulting in a gain of $3.7 million, net of taxes.

During 2002, we began restructuring efforts of our AFS segment after a decision was made to cease new sales of our proprietary life insurance and annuity products. During the first nine months of 2003, we recognized $3.8 million of costs, net of taxes, primarily resulting from position eliminations in the AFS segment.

In  addition,   during  the  third  quarter  of  2002,  we  received  additional consideration of $2.3 million, net of taxes, related to the sale of the defined contribution business in 2001.

We also recognized a benefit of $1.6 million in the first nine months of 2002 as a result of refining cost estimates related to a class action lawsuit which was settled in 1999.

Additionally, we recognized a $3.7 million loss, net of taxes, during the first quarter of 2002 resulting from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which we believe are not indicative of overall operating trends, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty segment for the periods indicated:


                                                                     Quarter Ended              Nine Months Ended
                                                                     September 30,                September 30,
                                                                -----------------------------------------------------
(In millions)                                                      2003          2002           2003          2002
---------------------------------------------------------------------------------------------------------------------
Segment revenues
     Net premiums written..................................    $    588.7    $    596.8     $  1,710.2    $  1,723.8
                                                                ==========    ==========     ==========    ==========

     Net premiums earned...................................    $    561.2    $    568.3     $  1,677.2    $  1,697.0
     Net investment income.................................          44.9          50.8          136.7         153.4
     Other income..........................................           6.2           5.0           22.7          15.1
                                                                ----------    ----------     ----------    ----------
                   Total segment revenues..................         612.3         624.1        1,836.6       1,865.5
                                                                ----------    ----------     ----------    ----------

Losses and operating expenses
     Losses and loss adjustment expense (1)................         411.3         405.6        1,251.7       1,246.2
     Policy acquisition expenses...........................         113.7         105.7          338.6         316.2
     Other operating expenses..............................          48.7          54.3          142.9         154.0
                                                                ----------    ----------     ----------    ----------
                Total losses and operating expenses........         573.7         565.6        1,733.2       1,716.4
                                                                ----------    ----------     ----------    ----------

Segment income.............................................    $     38.6    $     58.5     $    103.4    $    149.1
                                                                ==========    ==========     ==========    ==========

 (1) Includes policyholders' dividends of $0.2 million and $0.6 million for the quarters ended September 30, 2003 and 2002, respectively, and $0.9 million and $0.8 million for the nine months ended September 30, 2003 and 2002, respectively.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Property and Casualty's segment income decreased $19.9 million to $38.6 million for the third quarter of 2003. Catastrophe losses increased $12.9 million, to $16.9 million for the third quarter of 2003, compared to an unusually low $4.0 million for the same period in 2002. In addition, the decrease in segment income was attributable to adverse development on prior years' reserves of $15.3 million in the third quarter of 2003, compared to $7.9 million of favorable development for the same period in 2002. The unfavorable change in development is primarily in the workers' compensation line. Segment income also reflected a decrease in net investment income of $5.9 million. The net increase in policy acquisition expenses and other operating expenses was primarily due to increased commissions and pension costs. Partially offsetting these items was a benefit from an estimated $24 million of net premium rate increases. Net premium rate increases reflect base rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of estimated impact of loss inflation and policy acquisition costs. In addition, we experienced a slight improvement in current accident year non-catastrophe claims, primarily in the workers' compensation line.

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

                                                             Quarter Ended September 30,
                                        --------------------------------------------------------------------
                                                       2003                               2002
                                        --------------------------------------------------------------------

                                            Statutory                         Statutory
                                               Net           Statutory           Net            Statutory
                                             Premiums       Loss Ratios        Premiums        Loss Ratios
 (In millions, except ratios)                Written           (1)             Written             (1)
------------------------------------------------------------------------------------------------------------
Personal Lines:

   Personal automobile.................    $     283.3           71.0         $     285.3          71.5
   Homeowners..........................          114.5           64.6               102.5          61.6
   Other personal......................           12.0           50.5                12.1          29.6
                                            -----------                        -----------
 Total personal........................          409.8           68.8               399.9          68.1
                                            -----------                        -----------


Commercial Lines:
   Workers' compensation...............           30.0           81.3                38.4          45.3
   Commercial automobile...............           44.2           42.4                48.5          48.4
   Commercial multiple peril...........           83.0           53.9                84.7          56.8
   Other commercial....................           22.4           73.8                26.1          60.8
                                            -----------                        -----------
 Total commercial......................          179.6           58.2               197.7          52.9
                                            -----------                        -----------
Total..................................    $     589.4           65.4         $     597.6          62.7
                                            ===========                        ===========

Statutory combined ratio (2):
   Personal lines......................          104.0                              103.9
   Commercial lines....................           99.7                               93.1
   Total...............................          102.4                              100.0

Statutory underwriting (loss) gain:
   Personal lines......................    $     (23.2)                       $     (23.1)
   Commercial lines....................            1.4                               14.8
                                            -----------                        -----------
   Total...............................          (21.8)                              (8.3)

Reconciliation to segment income:

   Net investment income...............           44.9                               50.8
   Other income and expenses, net......            4.9                                3.9
   Corporate overhead expenses (3).....            8.6                                8.1
   Net deferred acquisition expenses...            5.3                                9.0
   Other Statutory to GAAP adjustments.           (3.3)                              (5.0)
                                            -----------                        -----------
Segment income..........................   $      38.6                        $      58.5
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

Personal Lines
Personal lines' net premiums written increased $9.9 million, or 2.5%, to $409.8 million for the third quarter of 2003. This was primarily the result of an increase of $12.0 million, or 11.7%, in the homeowners line. The increase in the homeowners line resulted primarily from a 10.0% rate increase in Michigan and a 7.9% rate increase in New York. These favorable items were partially offset by a $2.0 million, or 0.7% decrease in the personal automobile line attributable to a decrease in policies in force, primarily in the Northeast since September 30, 2002.

Personal lines' statutory underwriting results decreased $0.1 million to an underwriting loss of $23.2 million for the third quarter of 2003. The increase in the underwriting loss was primarily attributable to increased catastrophe losses of $10.3 million, to $12.5 million for the third quarter of 2003, compared to $2.2 million for the same period in 2002. This was partially offset by approximately $11 million of estimated net premium rate increases earned during the third quarter of 2003. Also, development on prior years' reserves improved $2.2 million, to $6.2 million of adverse development for the third quarter of 2003, from $8.4 million of adverse development for the same period in 2002, primarily in the personal automobile line.

Commercial Lines
Commercial lines' net premiums written decreased $18.1 million, or 9.2%, to $179.6 million for the third quarter of 2003. This was primarily the result of a decrease of $8.4 million, or 21.9%, in the workers' compensation line and decreases of $4.3 million, or 8.9%, and $1.7 million, or 2.0%, in the commercial automobile and commercial multiple peril lines, respectively, since September 30, 2002. Policies in force decreased 5.6%, 10.6% and 4.4% in the workers' compensation, commercial automobile and commercial multiple peril lines, respectively, since September 30, 2002, primarily as a result of the agency management actions initiated in 2001, and our continuing reunderwriting efforts. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since September 30, 2002.

Commercial lines' statutory underwriting gain decreased $13.4 million to an underwriting gain of $1.4 million in the third quarter of 2003. Development on prior years' reserves deteriorated $25.5 million, to $9.1 million of adverse development for the third quarter of 2003, from $16.4 million of favorable development for the same period in 2002. The unfavorable change in development is primarily in the workers' compensation line. In addition, catastrophe losses increased $2.6 million, to $4.4 million for the third quarter of 2003, compared to $1.8 million for the same period in 2002. The decrease in underwriting results also reflected approximately a $5 million increase in expenses primarily due to pension costs, expenses associated with third party guarantees purchased to minimize the loss of commercial lines business as a result of the ratings downgrades, and technology costs. Partially offsetting these unfavorable items was approximately $13 million of estimated net premium rate increases during the third quarter of 2003. In addition, current accident year non-catastrophe claims improved approximately $5 million, primarily in the workers' compensation and commercial automobile lines.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Property and Casualty's segment income decreased $45.7 million, or 30.7%, to $103.4 million for the nine months ended September 30, 2003. The decrease was primarily due to $41 million of estimated increased current accident year non-catastrophe claims, primarily in personal lines principally attributable to the adverse weather in the first quarter of 2003. There was also a $25.5 million increase in catastrophe losses, to $49.3 million for the nine months ended September 30, 2003, compared to $23.8 million for the same period in 2002. Also, segment income for the nine months ended September 30, 2003 was negatively affected by a charge of $21.9 million from the arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996. Segment income also reflected a decrease in net investment income of $16.7 million for the nine months ended September 30, 2003. Additionally, segment income for the nine months ended September 30, 2003 was negatively
affected  by  a  $25.8  million   increase  in  policy   acquisition  and  other
underwriting expenses primarily due to an increase in commissions, expenses associated with third party guarantees purchased to minimize the loss of commercial lines business as a result of the ratings downgrades and pension costs. Partially offsetting these negative items was approximately $77 million of estimated net premium rate increases. In addition, other income has increased by $7.6 million due to increased fee income from third party claim administration, interest income on an intercompany loan to AMGRO, Inc., a premium financing subsidiary, and an escheatment settlement.

The following tables summarize the results of operations for the Property and Casualty Segment:

                                                            Nine Months Ended September 30,
                                         --------------------------------------------------------------------
                                                       2003                                 2002
                                         --------------------------------------------------------------------

                                            Statutory                            Statutory
                                               Net            Statutory             Net           Statutory
                                             Premiums        Loss Ratios          Premiums       Loss Ratios
(In millions, except ratios)                 Written             (1)              Written            (1)
-------------------------------------------------------------------------------------------------------------

Personal Lines:
   Personal automobile...................  $     834.6           74.0           $     837.7           70.9
   Homeowners............................        287.5           65.9                 262.4           63.8
   Other personal........................         32.3           38.2                  33.2           42.6
                                            -----------                          -----------
 Total personal..........................      1,154.4           71.0               1,133.3           68.4
                                            -----------                          -----------


Commercial Lines:
   Workers' compensation.................        101.2           73.2                 117.8           69.1
   Commercial automobile.................        133.7           49.6                 149.0           59.4
   Commercial multiple peril.............        253.3           51.1                 248.7           56.3
   Other commercial......................         68.0           70.4                  75.7           41.9
                                            -----------                          -----------
 Total commercial........................        556.2           57.2                 591.2           58.0
                                            -----------                          -----------
Total....................................  $   1,710.6           66.4           $   1,724.5           64.6
                                            ===========                          ===========

Statutory combined ratio (2):
   Personal lines........................        106.8                                103.3
   Commercial lines......................         98.3                                 99.9
   Total.................................        103.9                                102.0

Statutory underwriting (loss) gain:
   Personal lines........................  $     (86.2)                         $     (51.5)
   Commercial lines......................         10.6                                 10.9
                                            -----------                          -----------
   Total.................................        (75.6)                               (40.6)

Reconciliation to segment income:
   Net investment income.................        136.7                                153.4
   Other income and expenses, net........         18.5                                 12.5
   Corporate overhead expenses (3).......         25.1                                 21.8
   Net deferred acquisition expenses.....         10.7                                 15.2
   Other Statutory to GAAP adjustments...        (12.0)                               (13.2)
                                            -----------                          -----------
Segment income...........................  $     103.4                          $     149.1
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


Personal Lines
Personal lines' net premiums written increased $21.1 million, or 1.9%, to $1.2 billion for the nine months ended September 30, 2003. This is primarily the result of an increase of $25.1 million, or 9.6% in the homeowners line, partially offset by a $3.1 million, or 0.4%, decrease in the personal automobile line. The increase in the homeowners line resulted primarily from rate increases of 10.0% and 7.9% in Michigan and New York, respectively, partially offset by a 1.9% decrease in policies in force. The decrease in the personal automobile line is primarily the result of an overall decrease of 5.2% in policies in force since September 30, 2002, primarily in the Northeast.

Personal lines' statutory underwriting loss increased $34.7 million, or 67.2%, to an underwriting loss of $86.2 million for the nine months ended September 30, 2003. The increase in the underwriting loss is primarily attributable to a significant increase in severity of personal automobile medical costs related to personal injury protection coverage in Michigan. Both our personal automobile and homeowners lines experienced an increase in claim frequency and severity due to the harsher winter weather during the first quarter, especially in the Northeast. Catastrophe losses increased $13.0 million, to $30.9 million for the nine months ended September 30, 2003, compared to $17.9 million for the same period in 2002. In addition, underwriting results were unfavorably affected by a $6.4 million increase in adverse development in 2003. Additionally, policy acquisition expenses increased due to higher pension costs and commissions. Partially offsetting these items was approximately $33 million of estimated net premium rate increases.

Commercial Lines
Commercial lines' net premiums written decreased $35.0 million, or 5.9%, to $556.2 million for the nine months ended September 30, 2003. This is primarily the result of the agency management actions we initiated in 2001 and our continuing re-underwriting efforts. As a result of these actions, policies in force decreased 5.6%, 10.6% and 4.4% in the workers' compensation, commercial automobile, and commercial multiple peril lines, respectively, since September 30, 2002. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since September 30, 2002.

Commercial lines' underwriting gains decreased $0.3 million to an underwriting gain of $10.6 million for the nine months ended September 30, 2003. This year's results reflect the aforementioned charge of $21.9 million from the voluntary pool arbitration decision. Catastrophe losses increased $12.4 million, to $18.3 million for the nine months ended September 30, 2003, compared to $5.9 million for the same period in 2002. The underwriting results were also negatively affected by an approximate $12 million increase in expenses, primarily due to commissions, pension costs, expenses associated with third party guarantees purchased to minimize the loss of commercial lines business as a result of the ratings downgrades and technology costs. In addition to these unfavorable items, development on prior years' reserves deteriorated $11.1 million, to $2.8 million of favorable development for the nine months ended September 30, 2003, from $13.9 million of favorable development for the same period in 2002. Largely offsetting these items was approximately $44 million of net premium rate increases during the nine months ended September 30, 2003 and improvement in current accident year non-catastrophe claims frequency, primarily in the commercial automobile and workers' compensation lines.


Investment Results
Net investment income before taxes declined $16.7 million, or 10.9%, to $136.7 million for the nine months ended September 30, 2003. The decrease in net investment income primarily reflects a reduction in average invested assets as a result of a $92.1 million dividend from the property and casualty companies to the holding company in July 2002 and a transfer of $73.7 million in January 2003 to fund the property and casualty companies' portion of the additional minimum pension liability we recognized at December 31, 2002. In addition, net investment income decreased due to a reduction in average pre-tax yields on fixed maturities and an increased emphasis on higher credit quality bonds. Average pre-tax yields on debt securities decreased to 6.1% in 2003 compared to 6.5% in 2002 due to the lower prevailing fixed maturity investment rates since the first quarter of 2002 and the aforementioned increased emphasis on higher credit quality bonds. We expect our investment results will continue to be negatively affected by lower prevailing fixed maturity investment rates.

Reserve for Losses and Loss Adjustment Expenses
Overview of Loss Reserve Estimation Process
We maintain reserves for our property and casualty products to provide for our ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, estimates of future trends in claim severity and frequency, judicial theories of liability and policy coverage, and other factors.

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

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt in establishing rates and reserves to anticipate the potential impact of inflation in the projection of ultimate costs. Recently, we have experienced increasing medical costs associated with personal automobile personal injury protection claims, primarily in the state of Michigan. This increase is reflected in our reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

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


The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                           -------------------------------
(In millions)                                                                    2003            2002
----------------------------------------------------------------------------------------------------------
Reserve for losses and LAE, beginning of period......................        $   2,961.7     $   2,921.5
   Incurred losses and LAE, net of reinsurance recoverable:
     Provision for insured events of current year....................            1,233.7         1,247.4
     Increase in provision for insured events of prior years.........               16.1            (1.5)
                                                                              -----------     -----------
   Total incurred losses and LAE.....................................            1,249.8         1,245.9
                                                                              -----------     -----------
   Payments, net of reinsurance recoverable:
     Losses and LAE attributable to insured events of current year...              608.7           610.3
     Losses and LAE attributable to insured events of prior years....              642.8           619.7
                                                                              -----------     -----------
   Total payments....................................................            1,251.5         1,230.0
                                                                              -----------     -----------
   Change in reinsurance recoverable on unpaid losses................               28.4            (7.7)
                                                                              -----------     -----------
Reserve for losses and LAE, end of period............................        $   2,988.4     $   2,929.7
                                                                              ===========     ===========

As part of an ongoing process, we have re-estimated reserves for all prior accident years and the reserves were increased by $16.1 million for the nine months ended September 30, 2003 and decreased by $1.5 million for the nine months ended September 30, 2002.


The table below summarizes the reserve for losses and LAE by line of business:

                                          September 30,       December 31,
 (In millions)                                2003                2002
-----------------------------------------------------------------------------
   Personal automobile..............     $    1,102.9      $    1,018.5
   Homeowners and other.............            225.2             246.3
                                          ------------      ------------
      Total personal................          1,328.1           1,264.8

   Workers' compensation............            605.6             637.7
   Commercial automobile............            303.1             327.4
   Commercial multiple peril........            554.5             566.3
   Other commercial.................            197.1             165.5
                                          ------------      ------------
      Total commercial..............          1,660.3           1,696.9
                                          ------------      ------------
Total reserve for losses and LAE....     $    2,988.4      $    2,961.7
                                          ============      ============

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

The table below summarizes the change in provision for insured events of prior years by line of business.

                                                             Nine Months
                                                         Ended September 30,
(In millions)                                            2003          2002
------------------------------------------------------------------------------
Increase (decrease) in loss provision for
   insured events of prior years:

   Personal automobile...........................    $    17.1     $    11.7
   Homeowners and other..........................          6.7           6.2
                                                      ---------     ---------
    Total personal...............................         23.8          17.9

   Workers' compensation.........................          7.5          (3.7)
   Commercial automobile.........................         (4.1)          0.3
   Commercial multiple peril.....................        (10.8)          2.3
   Other commercial..............................         23.7          (1.1)
                                                      ---------     ---------
    Total commercial.............................         16.3          (2.2)
                                                      ---------     ---------

Increase in loss provision for
   insured events of prior years.................         40.1          15.7
Decrease in LAE provision for
   insured events of prior years.................        (24.0)        (17.2)
                                                      ---------     ---------
Increase (decrease) in total loss and LAE
   provision for insured events of prior years...    $    16.1     $    (1.5)
                                                      =========     =========

Estimated loss reserves for claims occurring in prior years developed unfavorably by $16.1 million during the first nine months of 2003 and favorably by $1.5 million during the first nine months of 2002. The unfavorable loss reserve development during the first nine months of 2003 is primarily the result of the $21.9 million charge in the other commercial line resulting from the aforementioned voluntary pool arbitration decision. Adverse development in the workers' compensation line was primarily due to increased claim severity. Additionally, loss reserve development was affected by an increase in personal automobile claim severity related to medical settlements in Michigan. Because these settlements have risen beyond previous estimates, reserve increases have been recognized in the period in which the information was obtained. Partially offsetting these items was favorable development in the commercial multiple peril line due to improved claim frequency in the 2002 accident year. The adverse loss reserve development in 2002 resulted from increased severity on personal lines prior years' reserves.

During the first nine months of 2003 and 2002, estimated LAE reserves for claims occurring in prior years developed favorably by $24.0 million and $17.2 million, respectively. The favorable development in both periods is primarily attributable to claims process improvement initiatives taken by us during the 1997 to 2001 calendar year period. Since 1997, we have lowered claim settlement costs through, among other items, increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology affecting future claim settlement assumptions. As these measures show improvement in average settlement costs, the actuarial estimate of future settlement costs are reduced and favorable development is recorded. These measures are complete. The increase in favorable development on prior years' LAE reserves for the nine months ended September 30, 2003, compared to the same period in 2002, is primarily the result of the improved frequency of claims in commercial lines.

Asbestos and Environmental Reserves

We may be required to defend claims related to policies that include environmental damage and toxic tort liability. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $25.4 million at September 30, 2003 and $25.6 million at December 31, 2002, net of reinsurance of $16.6 million and $16.0 million at September 30, 2003 and December 31, 2002, respectively. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. We estimate our ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, we are not aware of any litigation or pending claims that we believe will result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

In addition, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $46.8 million at September 30, 2003 and $45.2 million at December 31, 2002. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. As part of our pool reserves we participated in Excess and Casualty Reinsurance Association ("ECRA") from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses of $2.3 million annually over the past ten years. During 2001, the pool commissioned an independent actuarial review of its then current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, we recorded an additional $33.0 million of losses in the fourth quarter of 2001, which is included in the reported outstanding loss and LAE reserves. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that these reserves will be sufficient.

Allmerica Financial Services

The following table summarizes the results of operations for the Allmerica Financial Services segment for the periods indicated. The factors that affect this segment's results of operations after the September 27, 2002 cessation of sales of proprietary products are substantially different from those in effect prior to that date. Before this date, we distributed our annuity products primarily through three distribution channels: (1) "Agency", which consisted of our former career agency force; (2) "Select", which consisted of a network of third party broker/dealers; and (3) "Partners", which included distributors of the mutual funds advised by Scudder Investments, Pioneer Investment Management, Inc. and Delaware Management Company.

In addition, on October 27, 2003, we announced our decision to discontinue the retail sales operations of our broker/dealer, VeraVest. As a result, we will no longer sell non-proprietary products through our brokerage sales force, and we will terminate all contracts with VeraVest's registered representatives. These registered representatives consisted primarily of advisors who constituted our former Agency channel. A small registered broker/dealer infrastructure will continue in order to support the existing variable proprietary business of AFS. In the quarter ended September 30, 2003, we recognized $11.0 million of asset impairments as a result of this decision. Of this amount, $8.1 million relates to receivables and fixed assets and $2.9 million relates to capitalized software development costs. Further, we expect to incur an additional pre-tax charge of approximately $25 million to $30 million for severance and other expenses related to this decision, primarily in the fourth quarter of 2003, and to a lesser extent in the first quarter of 2004. We expect that brokerage and investment management income and brokerage and investment management variable expenses will be significantly lower than in the past. Other operating expenses may also be affected. In addition, this decision may have a negative impact on persistency and financial results in the Agency distribution channel. Although we believe that our current, overall DAC assumptions remain reasonable, we cannot provide assurance that persistency in this channel will not differ from our assumptions, and therefore DAC amortization may be affected in future periods.


                                                                  Quarter  Ended                   Nine Months Ended
                                                                   September 30,                     September 30,
                                                          ----------------------------------------------------------------
(In millions)                                                  2003             2002             2003             2002
--------------------------------------------------------------------------------------------------------------------------
Segment revenues
   Premiums...........................................     $     7.0        $     7.9         $    34.6        $    39.2
   Fees:
     Fees from surrenders.............................          13.3             11.5              54.3             27.4
     Other proprietary product fees...................          62.5             85.6             188.4            264.5
   Net investment income..............................          48.3             76.6             154.0            220.0
   Brokerage and investment management income (1).....          24.0             16.2              86.6             53.7
   Other income.......................................           6.9              6.5              26.5             19.2
                                                            ---------        ---------         ---------        ---------
Total segment revenues................................         162.0            204.3             544.4            624.0

   Policy benefits, claims and losses.................          60.9            209.2             197.2            414.1
   Policy acquisition expenses........................          31.0            441.2             115.2            609.2
   Brokerage and investment management variable
     expenses (1).....................................          14.4             10.9              56.2             34.9
   Other operating expenses...........................          61.5             83.2             160.8            190.1
                                                            ---------        ---------         ---------        ---------
Segment (loss) income.................................     $    (5.8)       $  (540.2)        $    15.0        $  (624.3)
                                                            =========        =========         =========        =========

(1) Brokerage and investment management income primarily  reflects fees earned from the distribution of  non-proprietary insurance and investment products as well as the management of assets for  proprietary  products.  Variable  expenses related to this business  primarily consist of commissions and subadvisory fees. Each of these items primarily relates to the operations of VeraVest.


Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Allmerica Financial Services segment loss was $5.8 million in the third quarter of 2003 compared to a loss of $540.2 million in the third quarter of 2002. The third quarter of 2003 includes the aforementioned charge of $11.0 million relating to the impairment of assets resulting from our decision to discontinue the retail operations of VeraVest. The loss in the third quarter of 2002 reflects net charges of $556.4 million resulting from additional declines in equity market values during the quarter, ratings downgrades, and our decision to cease sales of proprietary life insurance and annuity products. These charges included $487.5 million of additional amortization of the DAC asset, a change in the assumptions related to the long-term cost of GMDB for variable annuity products resulting in a reserve of $106.7 million, partially offset by a reduction in DAC amortization of $67.6 million, and the recognition of impairments of capitalized technology costs associated with variable products totaling $29.8 million.

Annuity redemptions during the third quarter of 2003 were $493.6 million, compared to $477.7 million during the third quarter of 2002. Increased redemptions resulted in additional surrender fees of $1.8 million, from $11.5 million in the third quarter of 2002, to $13.3 million in the third quarter of 2003. However, the additional surrender fees were substantially offset by additional DAC amortization of $1.6 million, reflecting our current DAC assumptions, which mandate a higher amortization level as a percentage of gross annuity profits.

Other proprietary product fees decreased $23.1 million, to $62.5 million in the third quarter of 2003. This decrease was primarily due to the sale of the universal life insurance business effective December 31, 2002, and to lower average variable annuity asset levels resulting primarily from the cumulative redemptions during the prior twelve months. Net investment income declined $28.3 million, to $48.3 million in the third quarter of 2003, primarily due to lower average invested general account assets. This resulted primarily from increased redemptions and the transfer of assets related to the sale of our universal life insurance business. In addition, net investment income decreased due to the replacement of high-yield investments with lower yielding, higher quality fixed income securities (see Investment Portfolio).

Brokerage and investment management income increased $7.8 million, to $24.0 million in the third quarter of 2003. Increased sales of non-proprietary products made through VeraVest, resulted in additional brokerage income of $11.2 million in the third quarter of 2003. The fees generated from these sales were partially offset by additional commissions of $5.7 million paid to registered representatives. Investment management income declined $1.6 million due to lower average assets under management.

Policy benefits decreased $148.3 million, to $60.9 million in the third quarter of 2003. At September 30, 2002, based on our revised expectations for the long-term cost of GMDB, we recorded a reserve increase of $106.7 million. Excluding the effect of the reserve adjustment in 2002, policy benefits would have decreased $41.6 million. This decline is primarily the result of lower expenses related to GMDB, the sale of our universal life insurance business and lower interest credited on general account assets. Expenses related to GMDB, excluding the aforementioned $106.7 million reserve adjustment, declined $17.2 million, from $28.7 million in the quarter ended September 30, 2002 to $11.5 million in the quarter ended September 30, 2003. See also "Guaranteed Minimum Death Benefits" below.

Policy acquisition expenses decreased $410.2 million, to $31.0 million in the third quarter of 2003. In the third quarter of 2002, we recorded five separate adjustments totaling $487.5 million which increased DAC amortization. See "Deferred Acquisition Costs" below for a detailed discussion of these adjustments to the DAC asset in 2002. In addition, as a result of the $106.7 million GMDB reserve adjustment mentioned above, DAC amortization was reduced by $67.6 million as of September 30, 2002. These adjustments during 2002 represent more than the entire difference from the current quarter. In fact, absent these adjustments, policy acquisition expenses would have increased $9.7 million in the third quarter of 2003 versus the same period in 2002. The primary reason for this $9.7 million adjusted increase in DAC amortization is that we now apply a higher amortization percentage, as mandated by our current DAC assumptions, to current gross profits generated by existing annuity accounts. Higher amortization percentages have been used since the fourth quarter of 2002.

Brokerage and investment management variable expenses increased $3.5 million, to $14.4 million in the third quarter of 2003. The increase primarily reflects the aforementioned $5.7 million increase in commissions paid to registered representatives, partially offset by lower investment management expenses due to lower average assets under management.

Other operating expenses decreased $21.7 million, to $61.5 million in the third quarter of 2003. The decrease is primarily due to a $29.8 million impairment expense in the third quarter of 2002 related to technology used in our proprietary variable annuity and variable universal life business. Of this amount, $29.1 million relates to capitalized software development costs. The remaining $0.7 million relates to technology hardware. In the third quarter of 2003, we recognized the aforementioned $11.0 million charge related to asset impairments resulting from our decision to discontinue retail sales operations of VeraVest. Excluding the asset impairments of 2003 and 2002, other operating expenses would have decreased $2.9 million. This decrease reflects lower distribution and insurance operation expenses, partially offset by acquisition costs that we had been allowed to defer in 2002, as they related to proprietary annuity and insurance sales. We no longer offer these products, so we are no longer deferring these types of costs.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Allmerica Financial Services segment income was $15.0 million in the first nine months of 2003 compared to a loss of $624.3 million in the first nine months of 2002. Income in the first nine months of 2003 includes a charge of $11.0 million relating to the impairment of assets resulting from our decision to discontinue the retail operations of VeraVest. The loss in the first nine months of 2002 reflects net charges of $698.3 million resulting from the cumulative effect of the significant, persistent decline in equity market values during the two years and nine months immediately preceding this period, ratings downgrades, and our decision to cease sales of proprietary life insurance and annuity products. Theses charges included $629.4 million of additional amortization of the DAC asset, a change in the assumptions related to the long-term cost of GMDB for variable annuity products resulting in a reserve increase of $106.7 million, partially offset by a reduction in DAC amortization of $67.6 million, and the recognition of impairments of capitalized technology costs associated with variable products totaling $29.8 million.

Our decision to cease sales of proprietary products and ratings downgrades during 2002 resulted in a substantial increase in redemptions of variable annuities, which was expected. Annuity redemptions in the first nine months of 2003 were $2.0 billion compared to $1.5 billion in the first nine months of 2002. The increased redemptions resulted in additional surrender fees of $26.9 million, from $27.4 million in the first nine months of 2002, to $54.3 million in the first nine months of 2003. However, the additional surrender fees were substantially offset by additional DAC amortization of approximately $24.3 million, reflecting our current DAC assumptions, which mandate a higher amortization level as a percentage of gross annuity profits.

Other proprietary product fees decreased $76.1 million, to $188.4 million in the first nine months of 2003, primarily due to the sale of the universal life insurance business and to lower average variable annuity asset levels. Average variable annuity asset levels declined primarily as a result of the cumulative surrenders during the prior twelve months, as well as the effect of lower equity market values. Net investment income declined $66.0 million, to $154.0 million in the first nine months of 2003, primarily due to lower average invested general account assets. This resulted primarily from increased redemptions and the transfer of assets related to the sale of the universal life insurance business. In addition, net investment income decreased due to the replacement of high-yield investments with lower yielding, higher quality fixed income securities (see Investment Portfolio).

Brokerage and investment management income increased $32.9 million, to $86.6 million in the first nine months of 2003. Increased sales of non-proprietary products made through VeraVest resulted in additional brokerage income of $41.2 million in the first nine months of 2003. The fees generated from these sales were partially offset by additional commissions of $24.6 million paid to registered representatives. Investment management income declined $6.8 million due to lower average assets under management.

Other income increased $7.3 million in the first nine months of 2003, to $26.5 million primarily due to a termination fee related to one large group variable universal life insurance client, increased revenues generated by our financial software subsidiary, and higher asset-based distribution fees.

Policy benefits decreased $216.9 million, to $197.2 million in the first nine months of 2003. At September 30, 2002, based on our revised expectations for the long-term cost of GMDB, we recorded a reserve increase of $106.7 million. Excluding the effect of the reserve adjustments in 2002, policy benefits would have decreased $110.2 million. This decline is primarily the result of the sale of our universal life insurance business, lower expenses related to GMDB and lower interest credited on general account assets. Expenses related to GMDB, excluding the aforementioned $106.7 million reserve adjustment, declined $30.4 million, from $64.9 million in the first nine months of 2002 to $34.5 million in the first nine months of 2003. See also "Guaranteed Minimum Death Benefits" below.

Policy acquisition expenses decreased $494.0 million, to $115.2 million in the first nine months of 2003. During the first nine months of 2002, we recorded six separate adjustments to DAC amortization totaling $629.4 million. In addition, as a result of the $106.7 million GMDB reserve adjustment mentioned above, DAC amortization was reduced by $67.6 million as of September 30, 2002. These adjustments during 2002 represent more than the entire difference from the current period. In fact, absent these adjustments, policy acquisition expenses would have increased $67.8 million in the first nine months of 2003 versus the same period in 2002. The primary reason for this $67.8 million adjusted increase in DAC amortization, is that we now apply a higher amortization percentage, as mandated by our current DAC assumptions, to current gross profits generated by existing annuity accounts. Higher amortization percentages have been used since the fourth quarter of 2002. In addition, we had incremental DAC amortization related to our higher redemptions, as described above. These increases in DAC amortization were partially offset by three additional items resulting in a $9.2 million net decrease in DAC amortization in the first nine months of 2003. See "Deferred Acquisition Costs" below for a detailed discussion of these additional items and the adjustments to the DAC asset in 2002.

Brokerage and investment management variable expenses increased $21.3 million, to $56.2 million in the first nine months of 2003. The increase primarily reflects the aforementioned $24.6 million increase in commissions paid to registered representatives, partially offset by lower investment management expenses due to lower average assets under management.

Other operating expenses decreased $29.3 million, to $160.8 million in the first nine months of 2003. The decrease is primarily due to a $29.8 million impairment expense in the third quarter of 2002 related to technology used in our proprietary variable annuity and variable universal life business. Of this amount, $29.1 million relates to capitalized software development costs. The remaining $0.7 million relates to technology hardware. In the third quarter of 2003, we recognized the aforementioned $11.0 million charge related to asset impairments resulting from our decision to discontinue retail operations of VeraVest. Excluding the asset impairments in 2003 and 2002, other operating expenses would have decreased $10.5 million. This decrease reflects lower distribution and insurance operation expenses, partially offset by acquisition costs that we had been allowed to defer in 2002, as they related to proprietary annuity and insurance sales. We no longer offer these products, so we are no longer deferring these types of costs.

Deferred Acquisition Costs

DAC for variable life products and variable annuities consists of commissions, underwriting costs and other costs that are amortized in proportion to the estimated total gross profits from such products. We estimate that these costs will be earned over the expected life of the insurance contracts to which such costs relate. To estimate the profitability of our insurance contracts, we establish and apply assumptions relating to, among other matters, appreciation of account assets, contract persistency and contract costs (such as those relating to any GMDB feature and fees payable to distributors). We regularly evaluate these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions. For additional information regarding our accounting policy related to DAC, see "Critical Accounting Policies" in our 2002 Annual Report on Form 10-K.

The aforementioned $487.5 million of DAC adjustments in the third quarter of 2002 consisted of five separate items while the $629.4 million of DAC adjustments in 2002 consisted of six separate items. First, we anticipated that our decision to cease new sales of proprietary life insurance and annuity products would unfavorably affect the persistency of then existing customer accounts. This resulted in the reduction of our estimate of future gross profits and $171.1 million of additional DAC amortization in both the quarter and nine months ended September 30, 2002.

Second, we reduced our estimate of future gross profits expected from our then existing variable annuity contracts and variable life insurance policies, resulting in additional amortization of $65.7 million for the third quarter of 2002 and $202.8 million for the first nine months of 2002, reflecting the significant and sustained declines in equity market values.

Third, we reviewed and reset our assumptions regarding future market-related appreciation of separate account assets and its application of the reversion-to-the-mean accounting methodology. In view of the additional market declines in the third quarter of 2002, as well as the reduced time horizon resulting for the revised persistency expectations, we reduced our expected rate of annual appreciation to 8 percent (2 percent per quarter), starting with September 30, 2002 asset levels. This reduced expected future profits and resulted in $43.3 million of additional DAC amortization for the quarter and nine months ended September 30, 2002.

Fourth, we changed our estimates of future fees from certain annuity contracts, which decreased amortization by $8.5 million for the nine months ended September 30, 2002.

The next DAC adjustment resulted in an increase in our estimate of the long-term cost of GMDB, which increased DAC amortization by $48.4 million for the third quarter of 2002 and $61.7 million for the first nine months of 2002.

Finally, we recognized additional amortization of $159.0 million for both the quarter and nine months ended September 30, 2002 related to our Partners distribution channel. After reviewing all assumptions affecting future profits assumed in its DAC methodology, including the effect of the aforementioned adjustments, we determined that the remaining DAC asset related to Partners exceeded the present value of total expected gross profits by $159.0 million as of September 30, 2002.

During the first nine months of 2003, we had three additional items which reduced DAC amortization by a total of $9.2 million. First, because the equity market returns in the first nine months of 2003 exceeded the assumptions in our DAC estimation process, we recognized reduced DAC amortization of $8.2 million. Our level of DAC amortization continues to be sensitive to equity market returns, since equity market returns affect our estimate of future gross profits from variable products. To the extent that the return in any quarter is greater than the approximately 2 percent assumed in our model, amortization is reduced, and vice versa. We believe each 1 percent variation from expected market appreciation will affect DAC amortization and segment income by approximately $1 million.

Second, to facilitate our ongoing recoverability testing for the Partners and Select distribution channels, we refined our methodology concerning the aggregation of annuity contracts for the purposes of estimating future gross profits and current amortization. This refinement resulted in $19.2 million of additional amortization in the first nine months of 2003.

Third, for all three distribution channels, we revised our estimate of persistency of variable annuity contracts. Overall, we now expect better persistency than we had anticipated in September 2002. This is primarily the result of the significant decline in redemptions, from the first quarter to the third quarter of 2003. Although we had anticipated that redemptions would moderate throughout the year, the degree of decline in the second quarter was greater than expected and caused us to change our persistency expectations. This change resulted in a $20.2 million decrease in DAC amortization in the first nine months of 2003. Changes in persistency, including changes resulting from our decision to cease retail sales through VeraVest as described previously, may continue to affect DAC amortization in future periods.

We will continue to evaluate our process for estimating future gross profits and DAC amortization. These regular evaluations may result in future adjustments to DAC amortization for a number of reasons, including permanent impairments to our DAC asset if our actual experience is worse than our current assumptions.

Guaranteed Minimum Death Benefits

The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values. If the GMDB is higher than the current account value at the time of death, we incur a cost equal to the difference. As of September 30, 2003, the difference between the GMDB and the current account value (the "net amount at risk") for all existing contracts was approximately $3.3 billion, compared to approximately $3.6 billion at June 30, 2003 and $4.7 billion at March 31, 2003. The decrease was the result of an increase in equity market values during the quarter, as well as surrenders, which result in forfeitures of the GMDB benefit. For each one percent increase or decrease in the S&P 500 Index from September 30, 2003 levels, the net amount at risk is estimated to decrease or increase, respectively, by approximately $50 million to $70 million.

To estimate the cost of the GMDB feature with respect to the profitability of the related insurance contract, we establish and apply various assumptions relating to the appreciation of related account assets, mortality and contract persistency, among other matters. We regularly evaluate these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions. We have a policy of providing reserves for GMDB based on our best estimate of the long-term cost of GMDB. These reserves differ from the statutory GMDB reserves disclosed in the section "Statutory Capital of Insurance Subsidiaries", which are calculated using prescribed statutory accounting principles. The following table provides a reconciliation of our beginning and ending reserve for GMDB:


                                                                                     Nine Months
                                                               Quarter Ended            Ended
                                                             ------------------------------------
(In millions)                                                           September 30, 2003
-------------------------------------------------------------------------------------------------
Reserve for GMDB, beginning of period......................    $    41.4             $    81.2

Provision for GMDB.........................................         11.5                  34.5

        Claims from policyholders..........................        (20.1)                (75.8)
        Claims ceded to reinsurers (1).....................         18.8                  58.4
                                                                ---------             ---------
Claims, net of reinsurance (2).............................         (1.3)                (17.4)
GMDB reinsurance premiums paid (2).........................        (19.6)                (66.3)
                                                                ---------             ---------

Reserve for GMDB, end of period............................    $    32.0             $    32.0
                                                                =========             =========


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

Based on account values as of September 30, 2003, the estimated annual GMDB expense would be approximately $45 million. In the near term, cash costs will likely exceed the annual expense, thereby reducing the reserve. Expected appreciation in asset levels would gradually reduce, and eventually reverse, this difference over time. Future changes in market levels, persistency of existing accounts, mortality and other factors may result in material changes to GMDB costs and related expenses. We cannot provide assurance that the existing reserve will be sufficient, or that our estimate of long-term GMDB costs is accurate or sufficient.

In 2004, we will be adopting Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 provides guidance for, among other items, determining liabilities for GMDB costs. Although we are currently assessing the effect that adoption of SOP 03-1 will have on our results of operations, we expect that a substantial increase in the GMDB reserve will be required. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions including, among other items, estimates of future market returns and expected contract persistency. Based on the equity market level as of October 31, 2003, we currently estimate that the impact of adopting SOP 03-1 could require us to record an additional $80 million to $120 million pre-tax charge to earnings. This reflects adjustments to both our GMDB reserve and our DAC asset. The actual effect of adoption may differ from our current estimates based on actual market returns, persistency and other matters.


Annuity Account Values and Redemptions

The following table summarizes annuity redemption activity for the AFS segment for the periods indicated. Redemptions include both full policy and partial policy surrenders, withdrawals and death benefits (to the extent equal to account value).


                                                           Quarter Ended
                                                           September 30,
                                    --------------------------------------------------------------
                                                2003                           2002
--------------------------------------------------------------------------------------------------
                                      Account                         Account
(In millions)                        Values (1)  Redemptions (2)    Values (1)   Redemptions (2)
--------------------------------------------------------------------------------------------------
   Agency                           $   4,303.5    $   218.5       $  5,438.6      $  146.8
   Select                               2,799.0        111.6          3,488.5         138.0
   Partners                             4,381.3        163.5          5,143.9         192.9
                                    --------------------------------------------------------------
      Total                         $  11,483.8    $   493.6       $ 14,071.0      $  477.7
                                    ==============================================================

                                                         Nine Months Ended
                                                           September 30,
                                    --------------------------------------------------------------
                                                2003                           2002
--------------------------------------------------------------------------------------------------
                                      Account                         Account
(In millions)                        Values (3)  Redemptions (2)    Values (3)   Redemptions (2)
--------------------------------------------------------------------------------------------------
   Agency                           $   4,623.6    $   908.3       $  5,993.8      $   431.8
   Select                               2,995.3        510.1          3,406.0          437.8
   Partners                             4,507.2        618.1          5,123.3          623.9
                                    --------------------------------------------------------------
      Total                         $  12,126.1    $ 2,036.5       $ 14,523.1      $ 1,493.5
                                    ==============================================================


(1)      Account values at September 30 reflect market values as of July 1 of the year indicated.
(2)      Redemptions reflect activity for the period indicated.
(3)      Account values at September 30 reflect market values as of January 1 of the year indicated.


Redemptions in the third quarter and first nine months of 2003 are higher than those in the third quarter and first nine months of 2002. Ratings downgrades during 2002 and our decision, in the third quarter of 2002, to cease sales of proprietary products have resulted in a higher level of redemptions than we had previously experienced. An increase in redemptions was expected. In addition, we expect an increase in redemptions in the former Agency channel as a result of our decision to cease retail sales through VeraVest and terminate the contracts of the registered representatives who constituted the former Agency channel. Nevertheless, we believe that our current, overall DAC assumptions include reasonable redemption levels. However, we cannot provide assurance that redemptions will not ultimately differ from our assumptions, and therefore DAC amortization may be affected in future periods.

Asset Management

The following table summarizes the results of operations for the Asset Management segment for the periods indicated.

                                                                 Quarter Ended                   Nine Months Ended
                                                                 September 30,                     September 30,
                                                        ---------------------------------------------------------------
(In millions)                                                 2003           2002             2003             2002
-----------------------------------------------------------------------------------------------------------------------
Interest margins on GICs:
  Net investment income.............................     $    17.1        $    24.4        $    55.1        $    75.8
  Interest credited.................................         (14.0)           (21.9)           (49.9)           (68.1)
                                                          ---------        ---------        ---------        ---------
Net interest margin.................................           3.1              2.5              5.2              7.7
                                                          ---------        ---------        ---------        ---------

Premium financing business:
  Fees..............................................           3.9              4.1             10.6             10.0
  Operating expenses................................          (2.8)            (2.9)            (8.9)            (6.7)
                                                          ---------        ---------        ---------        ---------
Net premium financing income........................           1.1              1.2              1.7              3.3
                                                          ---------        ---------        ---------        ---------

Fees and other income:
  External..........................................           1.1              2.1              5.4              6.1
  Internal..........................................           1.7              1.6              3.9              4.6

Other operating expenses............................          (1.8)            (1.7)            (6.0)            (5.8)
                                                          ---------        ---------        ---------        ---------
Segment income......................................     $     5.2        $     5.7        $    10.2        $    15.9
                                                          =========        =========        =========        =========

Average GIC deposits outstanding....................     $ 1,333.7        $ 2,119.7        $ 1,356.0        $ 2,286.0
                                                          =========        =========        =========        =========
Outstanding GIC deposits, end of period.............     $ 1,371.5        $ 2,159.4        $ 1,371.5        $ 2,159.4
                                                          =========        =========        =========        =========

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Asset Management segment income decreased $0.5 million, or 8.8%, to $5.2 million during the third quarter of 2003. Earnings in the third quarter of 2003 include a $2.9 million benefit related to favorable fluctuations in foreign currency exchange rates. Excluding the effect of this benefit, segment income would have decreased $3.4 million, or 59.6%, primarily due to lower average GIC deposits outstanding and the effect of replacing high yield-investments with lower yielding, higher quality fixed income securities. In addition, earnings from external client asset management business decreased $0.7 million primarily due to reduced average assets under management following the loss of one large institutional client.

Ratings downgrades during 2002 resulted in the termination of all remaining short-term funding agreements, and ultimately, we ceased selling new long-term funding agreements. Furthermore, we retired some of our funding agreements at discounts during the nine months ended September 30, 2003 and in the fourth quarter of 2002. Although these retirements resulted in gains for us, income from the GIC product line will be unfavorably affected in future periods due to the declining balance of outstanding GIC deposits and lower interest spreads from the remaining GICs resulting from investments in lower yielding securities. Excluding foreign currency fluctuations, we expect that net interest margins from GICs will be break even or modestly negative in future quarters. In addition, we expect the lower income from our external client asset management business to continue.

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. These hedges resulted in an $1.4 million reduction in net investment income during the third quarter of 2003, as compared to an $8.6 million reduction in net investment income during the same period of 2002, offset by similar reductions in GIC interest credited during both periods. The decreased effect of derivative instruments was due to a decrease in average outstanding GIC deposits and the associated hedges. In addition, these hedges resulted in a $0.4 million increase in other income in the Consolidated Statements of Income during the third quarter of 2003, resulting from exposure to foreign currency fluctuations due to the termination of swap contracts in the fourth quarter of 2002, which were replaced with alternative derivatives. Although we believe our exposure to foreign currency exchange rate fluctuations is currently economically hedged, we cannot provide assurance that we will not experience losses from ineffective hedges in the future. Also, the foreign currency futures used to hedge certain yen-denominated liabilities and cash flows will continue to generate earnings volatility, as in the current quarter.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Asset Management segment income decreased $5.7 million, or 35.8%, to $10.2 million during the nine months ended September 30, 2003. Earnings in the first nine months of 2003 include an $1.4 million benefit related to favorable fluctuations in foreign currency exchange rates. Excluding the effect of this benefit, segment income would have decreased $7.1 million, or 44.7%, primarily due to lower average GIC deposits outstanding and the effect of replacing high-yield investments with lower yielding, higher quality fixed income securities. In addition, net premium financing income decreased $1.6 million, primarily due to higher interest costs, and earnings from external client asset management business decreased $1.5 million, primarily due to the aforementioned reduction in average assets under management and to higher expenses related to managing external clients.

As noted above, we use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). These hedges resulted in a $4.4 million reduction in net investment income during the first nine months of 2003, as compared to a $34.7 million reduction in net investment income during the same period of 2002, offset by similar reductions in GIC interest credited during both periods. The decreased effect of derivative instruments was due to a decrease in average outstanding GIC deposits and the associated hedges. In addition, these hedges resulted in a $6.4 million reduction in other income in the Consolidated Statements of Income during the first nine months of 2003, resulting from exposure to foreign currency fluctuations due to the termination of swap contracts in the fourth quarter of 2002, which were replaced with alternative derivatives.

Corporate

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

                                                                 (Unaudited)                      (Unaudited)
                                                                Quarter Ended                  Nine Months Ended
                                                                September 30,                    September 30,
                                                        -------------------------------------------------------------
(In millions)                                               2003             2002           2003            2002
---------------------------------------------------------------------------------------------------------------------
Segment  revenues
  Net investment income..............................  $      0.4      $      1.1      $      1.4      $      4.3

  Interest expense...................................        10.0            10.0            29.9            29.9
  Other operating expenses...........................        14.3            14.8            43.3            42.0
                                                        ----------      ----------      ----------      ----------

Segment loss.........................................  $    (23.9)     $    (23.7)     $    (71.8)     $    (67.6)
                                                        ==========      ==========      ==========      ==========


Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Segment loss increased $0.2 million, or 0.8%, to $23.9 million in the third quarter of 2003, principally due to lower net investment income partially offset by lower corporate overhead costs. Net investment income decreased principally due to lower average invested assets.

Interest expense for both periods relates to the interest paid on our Capital Securities and Senior Debentures. Prior to the adoption of Statement No. 150, interest expense on our Capital Securities was reflected as minority interest (see Description of Operating Segments).

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Segment loss increased $4.2 million, or 6.2%, to $71.8 million in the first nine months of 2003, principally due to lower net investment income and decreased state income tax credits recognized by the holding company. Net investment income decreased due to lower average invested assets.

Interest expense for both periods relates to the interest paid on our Capital Securities and Senior Debentures.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

                                                         September 30, 2003                December 31, 2002
                                                 -----------------------------------------------------------------
                                                                    % of Total                        % of Total
                                                     Carrying         Carrying         Carrying         Carrying
(Dollars in millions)                                  Value            Value            Value            Value
------------------------------------------------------------------------------------------------------------------
Fixed maturities (1)..........................    $   7,688.0            89.3%      $   8,003.1            87.1%
Equity securities (1).........................            8.7             0.1              52.8             0.6
Mortgages.....................................          221.8             2.6             259.8             2.8
Policy loans (1)..............................          272.1             3.2             361.4             3.9
Cash and cash equivalents (1).................          326.1             3.8             389.8             4.2
Other long-term investments...................           88.9             1.0             129.7             1.4
                                                   -----------      ----------       -----------      ----------
  Total.......................................    $   8,605.6           100.0%      $   9,196.6           100.0%
                                                   ===========      ==========       ===========      ==========

(1) We carry these investments at fair value.

Total investment assets decreased $591.0 million, or 6.4%, to $8.6 billion during the first nine months of 2003, primarily as a result of a decrease in fixed maturities of $315.1 million, of policy loans of $89.3 million and cash and cash equivalents of $63.7 million. These decreases resulted primarily from the sale of our universal life insurance business and annuity redemptions from the general account in the AFS segment. In addition, fixed maturities decreased in the Asset Management segment due to the retirement of certain long-term funding agreements.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners ("NAIC"), investment grade securities comprised 94.2% at September 30, 2003 and 90.5% at December 31, 2002 of our total fixed maturity portfolio.

The following table provides information about the credit quality of our fixed maturities at September 30, 2003 and December 31, 2002:

(In millions)                                          September 30, 2003               December 31, 2002
-----------------------------------------------------------------------------------------------------------------
                          Rating Agency            Amortized        Carrying        Amortized        Carrying
NAIC Designation      Equivalent Designation          Cost            Value            Cost            Value
-----------------------------------------------------------------------------------------------------------------
         1                Aaa/Aa/A                $   4,652.7     $   4,860.1     $   4,818.3     $   5,061.4
         2                Baa                         2,252.9         2,381.5         2,076.8         2,180.5
         3                Ba                            223.1           229.4           443.4           410.6
         4                B                             123.9           128.5           225.8           212.6
         5                Caa and lower                  56.0            67.8           119.2           110.5
         6                In or near default             17.9            20.7            32.4            27.5
                                                   -----------     -----------     -----------     -----------
Total fixed maturities                            $   7,326.5     $   7,688.0     $   7,715.9     $   8,003.1
                                                   ===========     ===========     ===========     ===========


Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 6.1% for the nine months ended September 30, 2003 and 6.8% for the same period of 2002. This decline reflects lower prevailing fixed maturity investment rates since the first nine months of 2002 and an increased emphasis on higher credit quality bonds. We expect that the lower prevailing fixed maturity investment rates reflected in the current interest rate environment will continue to negatively affect our investment yield.

At September 30, 2003, $299.1 million of our fixed maturities were invested in traditional private placement securities, as compared to $423.1 million at December 31, 2002. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We  recognized   $52.9  million  of  realized  losses  on   other-than-temporary
impairments of fixed maturities during the first nine months of 2003, principally resulting from our exposure to below investment grade securities, as compared to $104.8 million for the same period of 2002. Other-than-temporary impairments of fixed maturities for the first nine months of 2003 included $18.8 million related to the airline/transportation sector, $10.4 million related to securitized investments, $8.5 million related to the industrial sector, $7.1 million related to finance sector, and $4.7 million related to the consumer non-cyclical sector. Other-than-temporary impairments of fixed maturities for the first nine months of 2002 included $52.2 million related to the communication sector, $15.3 million related to securitized investments, $11.6 million related to the airline/transportation sector, $9.9 million related to the consumer cyclical sector, $5.6 million related to the industrial sector, $4.8 million related to utilities, and $3.9 million related to the finance sector.

In our determination of other-than-temporary impairments, we consider several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, the issuer's financial performance, including earnings trends, dividend payments, and asset quality, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period in which the fair value of an issuer's securities remains below our cost, and with respect to fixed maturity investments, any factors that might raise doubt about the issuer's ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary losses are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in-fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities and equity securities at September 30, 2003 and December 31, 2002 that have been continuously in an unrealized loss position:

                                                        September 30, 2003                  December 31, 2002
                                                 -----------------------------------------------------------------
                                                       Gross                             Gross
                                                    Unrealized           Fair         Unrealized         Fair
(In millions)                                         Losses            Value           Losses           Value
------------------------------------------------------------------------------------------------------------------
Investment grade fixed maturities:
  0-6 months...................................   $      19.8      $     822.6      $      13.4      $     287.2
  7-12 months..................................           0.1             23.7              1.1             28.5
  Greater than 12 months.......................           7.8             94.1             17.4            160.9
                                                   -----------      -----------      -----------      -----------
Total investment grade fixed maturities........          27.7            940.4             31.9            476.6

Below investment grade fixed maturities:
  0-6 months...................................           1.8             41.1             15.9            120.4
  7-12 months..................................           4.5             20.5             17.4            139.1
  Greater than 12 months.......................           8.1             29.9             41.1            156.1
                                                   -----------      -----------      -----------      -----------
Total below investment grade fixed maturities..          14.4             91.5             74.4            415.6
Equity securities..............................           0.2              1.2              0.4              1.1
                                                   -----------      -----------      -----------      -----------
Total fixed maturities and equity securities...   $      42.3      $   1,033.1      $     106.7      $     893.3
                                                   ===========      ===========      ===========      ===========


At September 30, 2003, we had $42.3 million of gross unrealized losses, as compared to $106.7 million at December 31, 2002, on fixed maturities and equity securities. Approximately $5.6 million of the gross unrealized losses at September 30, 2003 relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, compared to $1.8 million at December 31, 2002. At both September 30, 2003 and December 31, 2002, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor's or Moody's.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary as it is our assessment that these securities will recover in the near-term. Furthermore, as of September 30, 2003, we had the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and equity securities at September 30, 2003 and December 31, 2002. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.



                                                                  September 30,      December 31,
(In millions)                                                         2003              2002
--------------------------------------------------------------------------------------------------
  Due in one year or less.................................      $       2.9       $       3.2
  Due after one year through five years...................              4.0              39.8
  Due after five years through ten years..................             18.0              36.7
  Due after ten years.....................................             17.2              26.6
                                                                 -----------       ----------
Total fixed maturities....................................             42.1             106.3
Equity securities.........................................              0.2               0.4
                                                                 -----------       -----------
Total fixed maturities and equity securities..............      $      42.3       $     106.7
                                                                 ===========       ===========

We had fixed maturity securities with a carrying value of $28.3 million on non-accrual status at September 30, 2003, as compared to $39.9 million at December 31, 2002. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $7.2 million for the nine months ended September 30, 2003, as compared to a reduction of $13.8 million for the same period of 2002. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

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

We recognized $0.6 million of net realized losses on derivatives for the third quarter of 2003, as compared to $1.2 million of gains for the same period of 2002. Similarly, we recognized $4.8 million of losses for the nine months ended September 30, 2003, as compared to $33.2 million of losses for the same period of 2002. The realized losses during the third quarter of 2003 and the nine months ended September 30, 2003, were primarily due to the termination of derivative instruments used to hedge funding agreements, in response to the retirement of certain long-term funding agreements at discounts. The realized gains during the third quarter of 2002 were due to fluctuations in the value of derivatives entered into for investment purposes, which were no longer held as of September 30, 2002. The realized losses during the nine months ended September 30, 2002, were primarily due to the termination of derivative instruments used to hedge funding agreements, during a declining interest rate environment, in response to short-term funding agreement withdrawals.

During the nine months ended September 30, 2002, we reclassified $30.7 million of losses that were previously recognized as ineffective hedges in the fourth quarter of 2001, to realized investment losses from (gains) losses on derivatives instruments in the Consolidated Statements of Income. These reclassifications, which occurred during the first quarter and second quarter of 2002, were due to the termination of interest rate swap contracts.

We manage the risk of cash flow variability on floating rate funding agreements that are matched with fixed rate securities, by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities", which we adopted on January 1, 2001, the swap contracts were considered cash flow hedges of the interest rate risk associated with the floating rate funding agreements, including funding agreements with put features allowing the policyholder to cancel the contract prior to maturity. We no longer have outstanding floating rate funding agreements with put features. In addition, we no longer offer long-term or short-term funding agreements.

Income Taxes

We file a consolidated United States federal income tax return that includes AFC and its domestic subsidiaries (including non-insurance operations). We segregate the entities included within the consolidated group into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income.


Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

The provision for federal income taxes before minority interest and the effect of a change in accounting principle was a benefit of $7.5 million during the third quarter of 2003 compared to a benefit of $181.7 million during the same period in 2002. These benefits resulted in a consolidated effective federal tax benefit rate of 192.3% of pre-tax income for the quarter ended September 30, 2003, compared to a consolidated effective federal tax benefit rate of 37.0% of pre-tax losses for the quarter ended September 30, 2002. The tax benefit in 2003 reflects a decrease in expected underwriting income relative to anticipated dividends received deduction associated with our variable products and other permanent differences. The large benefit in 2002 was primarily due to the significant loss recognized by the AFS segment. It is our policy to estimate taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected annual pre-tax income. However, the federal income tax benefit for 2002 was computed based on the first nine months of 2002 as a discrete period due to the uncertainty regarding our ability to reliably estimate pre-tax income for the remainder of the year. We were unable to reliably estimate pre-tax income for the remainder of 2002, principally due to the impact of the equity market on us.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The provision for federal income taxes before minority interest and the effect of a change in accounting principle was a benefit of $1.8 million and a benefit of $233.8 million during the first nine months of 2003 and 2002, respectively. These benefits resulted in a consolidated effective federal tax benefit rate of 2.5% of pre-tax income for the nine months ended September 30, 2003 compared to a consolidated effective federal income tax benefit rate of 43.4% of pre-tax losses for the nine months ended September 30, 2002. The tax benefit in 2003 reflects a decrease in expected underwriting income relative to anticipated dividends received deduction associated with our variable products and other permanent differences. The large benefit in 2002 was primarily due to the significant loss recognized by the AFS segment, as well as an $11.6 million favorable settlement of certain federal income tax returns related to 1977 through 1981.

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

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the "Regulatory Scale"); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are statutory GMDB reserves, Total Adjusted Capital and RBC ratios for our life insurance subsidiaries and for Hanover, as applicable, as of September 30, 2003, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

                            Statutory GMDB
                             Reserves (3)
                       ------------------------
                                                    Total       Company    Authorized    RBC Ratio     RBC Ratio
(In millions, except    Gross of      Net of      Adjusted      Action       Control      Industry    Regulatory
ratios)                Reinsurance  Reinsurance    Capital       Level        Level        Scale         Scale
-----------------------------------------------------------------------------------------------------------------
  AFLIAC (1)..........   $208.3       $149.8       $547.2       $156.6        $78.3        349%          699%
  FAFLIC..............      5.2          3.8        207.3         83.8         41.9        247%          495%
  Hanover (2).........      -            -          915.1        386.9        193.5        237%          473%

(1)      AFLIAC's Total Adjusted Capital includes $207.3 million related to its subsidiary, FAFLIC.
(2)      Hanover's Total Adjusted Capital includes $493.8 million related to its subsidiary, Citizens.
(3)      AFLIAC statutory GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.

The RBC ratio of our lead life insurance company, AFLIAC, continued to improve during 2003. This improvement reflects lower required risk based capital as a result of sales of high yield securities and lower required statutory GMDB reserves primarily as a result of improvements in the equity market and surrender activity.


Liquidity and Capital Resources

Net cash used for operating activities was $157.9 million during the first nine months of 2003 versus cash provided of $740.7 million during the same period last year. During the first nine months of 2003, cash was used as a result of continued increased redemptions in AFS resulting from the ratings downgrades and our decision to cease new sales of our life insurance and annuity products. In addition, as noted below, included with the assets transferred as a result of the sale of our universal life insurance business was approximately $100 million of cash. Additionally, we contributed $23.0 million to our qualified pension plan and there was a modest increase in cash used for the payment of losses and LAE in our property and casualty business. These payments were partially offset by cash receipts in the Property and Casualty segment related to funds held with a third party reinsurer, which subsequently were disbursed to a successor third party reinsurer, as well as a slight increase in property and casualty premium collections.

Net cash provided by investing activities was $246.3 million during the first nine months of 2003, compared to $663.2 million for the same period of 2002. During 2003, net sales of fixed maturities and equity securities resulted from increased surrenders in the AFS segment. Additionally, net receipts related to margin deposits on futures contracts resulted from foreign currency rate fluctuations in the Asset Management segment. Also, we received additional net payments on mortgage loan investments as we continue to run off our existing portfolio. In 2002, net sales of fixed maturities resulted from funding agreement withdrawals.

Net cash used in financing activities was $152.1 million during the first nine months of 2003, compared to net cash used in financing activities of $801.8 million for the same period of 2002. The $649.7 million decrease in cash used in 2003 is primarily due to $597.4 million of lower net funding agreement withdrawals, including withdrawals from trust instruments supported by funding obligations, as well as the extinguishment of our short-term debt obligation totaling $83.3 million.

Additionally, during the first nine months of 2003, we transferred approximately $450 million of investment assets and $100 million of cash to settle payables related to the sale of our universal life insurance business.

At September 30, 2003, AFC, as a holding company, held $42.1 million of cash and investments. We believe our holding company has the ability to meet its obligations through the remainder of 2003, consisting primarily of interest on the senior debentures of approximately $5.0 million, net of taxes. AFC did not receive any dividends from its insurance subsidiaries during the first nine months of 2003. Approximately $83 million is currently available to dividend from our property and casualty companies without prior approval from the Insurance Commissioners in the states of domicile. Subsequent to the senior debenture interest payment in the fourth quarter of 2003, the holding company will hold approximately $37 million of cash and investments. Pre-tax obligations in 2004 are expected to be consistent with those in 2003 and will total approximately $40 million. We receive tax benefits of approximately $14 million related to these obligations. In addition, the holding company may be required to settle certain federal income tax liabilities of up to $15 million. In 2002, we suspended payment of our annual common stock dividend.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. In addition, we had no commercial paper borrowings as of September 30, 2003 and we do not anticipate utilizing commercial paper in 2003. Ratings downgrades have adversely affected the cost and availability of additional debt and equity financing and will continue to do so in the future should ratings remain at current levels or decrease further (see Rating Agency Actions).

Contingencies

In November 2003, VeraVest, along with approximately 450 other broker/dealer firms, was directed by the National Association of Securities Dealers, Inc. ("NASD"), to advise each of its customers who purchased Class A mutual fund shares through VeraVest from January 1, 1999 through November 3, 2003 that an NASD industry-wide survey indicated that customers did not uniformly receive eligible breakpoint discounts and that as a result, the customer may be entitled to a refund. We intend to comply and pay any refunds which may be due. At this time we are unable to estimate the amount of any such refunds. Although they are not expected to be material to our financial position, the refunds could have a material effect on our results of operations for a particular quarter.


On July 24, 2002, an action captioned "American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company" was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums of $2.5 million each. Plaintiffs, who AFLIAC identified as engaging in frequent transfers of significant sums between sub-accounts that in its opinion constituted "market timing", were subject to restrictions upon such trading that AFLIAC imposed in 2001. Plaintiffs allege that such restrictions constitute a breach of the terms of the annuity contracts and seek unspecified damages, including lost profits and prejudgment interest. Plaintiffs have filed a motion for summary judgment as to liability, which AFLIAC has opposed. AFLIAC has filed a counterclaim against plaintiffs alleging breach of the duty of good faith and fair dealing. No discovery on these matters has ensued to date and it is too early in the proceedings for us to assess our likelihood of prevailing or the amount of potential damages if we should ultimately be unsuccessful in defending this lawsuit. The outcome is not expected to be material to our financial position, although it could have a material effect on our results of operations for a particular quarter.

We have been named a defendant in various other legal proceedings arising in the normal course of business and are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. Additional information on other litigation and claims may be found in Note 11, "Commitments and Contingencies" of the Notes to our Financial Statements of this Form 10-Q. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on our results of operations for a particular quarter.

Insurance Ratings

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

In August 2003, Standard & Poor's rating service reaffirmed our life companies financial strength ratings of B+ (weak), our Senior Debt ratings of BB- (marginal), our Capital Securities ratings of B- (weak) and our short-term debt ratings of B (vulnerable) and revised the outlook of these ratings from a negative outlook to a positive outlook. In addition, Standard & Poor's reaffirmed our property and casualty companies financial strength ratings of BBB+ (good) and revised the outlook on this rating from a negative outlook to a stable outlook. As of October 15, 2003, Standard & Poor's no longer provides ratings for our short-term debt.

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

The decrease in our property and casualty ratings, in particular the A.M. Best rating, could continue to negatively affect growth, and ultimately earnings, primarily in our commercial lines business. In addition, we could experience lower persistency of our current commercial lines policies. We believe that the longer the ratings remain at the current level, the greater the adverse effect these lower ratings will have on the results of operations of our property and casualty business. There can be no assurance that these downgrades, or any further downgrades that may occur, will not have a material adverse effect on our results of operations and financial position.


Recent Developments

Effective August 28, 2003, Frederick H. Eppinger, Jr. was elected as President and Chief Executive Officer and director of Allmerica Financial Corporation. We have initiated a review and analysis of various aspects of our operations. This review will concentrate on operational matters relating to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes. It is possible that we may reorganize or restructure our operations following the completion of such review and evaluation of our assets and liabilities.

On October 21, 2003, Mr. John F. O'Brien resigned from our Board of Directors.

Forward-Looking Statements

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for 2003 and beyond to differ materially from historical results and from those expressed in any forward-looking statements made by, or on our behalf. When used in Management's Discussion and Analysis, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99.2 to this Form 10-Q.

The following important factors, among others, in some cases have affected and in the future could affect our actual results, and cause actual results to differ materially from historical or projected results. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply.

Risks Relating to Our Property and Casualty Insurance Business

We generate a significant portion of our total revenues through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse catastrophe experience, severe weather or other unanticipated significant losses; (ii) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years; (iii) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; and (iv) restrictions on insurance underwriting.

Risks Relating to Our Financial Services and Asset Management Businesses

Our businesses may be affected by (i) lower appreciation or decline in value of our managed investments or the investment markets in general, resulting in reduced variable product assets and related variable product management and brokerage fees, lapses and increased surrenders, increased DAC amortization, as well as increased cost of guaranteed minimum death benefits; (ii) adverse trends in mortality and morbidity; (iii) possible claims relating to sales practices for insurance and investment products; (iv) earlier than expected withdrawals from our general account annuities, GICs (including funding agreements) and other insurance products; and (v) losses due to foreign currency fluctuations.

Risks Relating to Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) heightened competition, including the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (ii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business and recent and future changes affecting the tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) the inability to attract, or the loss or retirement of key executives; (vii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody's, Standard and Poor's and A.M. Best, or the inability to restore the property and casualty subsidiaries' A.M. Best rating to the "A-" level or higher; (ix) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (x) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (xi) losses resulting from our participation in certain reinsurance pools; (xii) defaults or impairments of debt securities held by us; (xiii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels; (xiv) the effect of our restructuring actions, including any resulting from the cessation of retail sales through VeraVest and any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; and (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

In addition, with respect to the Allmerica Financial Services segment, we have provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses and DAC amortization, net amount at risk, and Actuarial Guideline 34 reserves for statutory accounting purposes. This information is an estimation only and is based upon matters as in effect on September 30, 2003. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

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

Loss reserves - Liabilities established by insurers to reflect the estimated cost of claims payments and the related expenses that the insurer will ultimately be required to pay in respect of insurance it has written. Reserves are established for losses and for LAE.

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

Unearned premiums - The portion of a premium representing the unexpired amount of the contract term as of a certain date.

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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 3


                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


Our market risks, and the ways we manage them, are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002, included in our Form 10-K for the year ended December 31, 2002. There have been no material changes in the first nine months of 2003 to such risks or our management of such risks.


                                     ITEM 4

                             CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EX-10.57 Employment Agreement, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr.

EX-10.58 Separation Agreement, dated October 10, 2003, between First Allmerica Financial Life Insurance Company and Robert P. Restrepo, Jr.

EX-10.59  Agreement  dated  October  10,  2003,   between  First  Allmerica
          Financial Life Insurance Company and Robert P. Restrepo, Jr. relating to the Stock Pledge and Loan Agreement between AMGRO, Inc., a subsidiary of the registrant, and Robert P. Restrepo, Jr., incorporated by reference as Exhibit 10.39 to the Allmerica Financial Corporation June 30, 2001 report on Form 10-Q.

EX-31.1   Certification of the Chief Executive  Officer,  pursuant to 15
          U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX-31.2 Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX-32.1   Certification of the Chief Executive Officer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX-32.2   Certification of the Chief Financial Officer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX-99.2   Important Factors Regarding Forward Looking Statements.



(b) Reports on Form 8-K

     On August 19, 2003, Allmerica Financial Corporation filed a report on Form 8-K announcing that we had named Frederick Eppinger as President, Chief Executive Officer and Director, effective September 8, 2003.

     On August 28, 2003, Allmerica Financial Corporation filed a report on Form 8-K announcing the acceleration of the election of Frederick Eppinger as President, Chief Executive Officer and Director from the previously announced effective date of September 8, 2003 to August 28, 2003.

No other reports on Form 8-K were filed during the period covered by this report, however:

     On July 28, 2003, Allmerica Financial Corporation furnished a report on Form 8-K under Item 12 thereof (but provided under Item 9 pursuant to SEC interim guidance for Item 12) with respect to the issuance of a press release announcing its financial results for the quarter ended June 30, 2003, as well as the availability, on our website, of financial information contained in our Statistical Supplement for the period ended June 30, 2003.

In addition:

     On September 18, 2003, Allmerica Financial Corporation furnished a report on Form 8-K under Item 9 with respect to the issuance of a press release announcing that Robert P. Restrepo, Jr. had resigned as president of the Allmerica Property and Casualty Companies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Allmerica Financial Corporation
                                   Registrant



Dated   November 13, 2003
                                           /s/ Frederick H. Eppinger, Jr.
                                           ------------------------------
                                           Frederick H. Eppinger, Jr.
                                           President and Chief Executive Officer


Dated   November 13, 2003
                                            /s/ Edward J. Parry, III
                                            ------------------------
                                            Edward J. Parry, III
                                            Chief Financial Officer, Executive
                                            Vice President and Principal
                                            Accounting Officer