Form 10-K
period 2003-12-31
ALLMERICA FINANCIAL CORP
filed 2004-03-10
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission file number: 1-13754

ALLMERICA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3263626
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

440 Lincoln Street, Worcester, Massachusetts	01653
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 855-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value,
together with Stock Purchase Rights	New York Stock Exchange
7 5/8% Senior Debentures due 2025	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Based on the closing sales price of June 30, 2003 the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $933,661,967.

The number of shares outstanding of the registrant’s common stock, $.01 par value, was 53,134,144 shares outstanding as of February 16, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Allmerica Financial Corporation’s Proxy Statement of Annual Meeting of Shareholders to be held May 4, 2004 are incorporated by reference in Part III.

PART I

Item 1 — BUSINESS

ORGANIZATION

Allmerica Financial Corporation (“AFC”) is a non-insurance holding company organized as a Delaware corporation in 1995. Our consolidated financial statements include the accounts of AFC; The Hanover Insurance Company (“Hanover”) and Citizens Insurance Company of America (“Citizens”), our property and casualty subsidiaries; Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) and First Allmerica Financial Life Insurance Company (“FAFLIC”), our life insurance and annuity subsidiaries; and certain other insurance and non-insurance subsidiaries.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

We offer financial products and services and conduct business principally in three operating segments. These segments are Property and Casualty, Allmerica Financial Services (“AFS”) and Asset Management. In addition to the three operating segments, we have a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of AFC) and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those related to certain officers and directors, technology, finance, human resources and legal.

Information with respect to each of our segments is included in “Segment Results” on pages 26 to 41 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 16 on pages 97 to 99 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

Following is a discussion of each of our operating segments.

PROPERTY AND CASUALTY

General

Our Property and Casualty segment accounted for $2.5 billion, or 75.8%, of consolidated segment revenues and provided $143.6 million of segment income before federal income taxes for the year ended December 31, 2003. We underwrite personal and commercial property and casualty insurance through Hanover and Citizens, primarily through an independent agent network concentrated in the Northeast, Midwest and Southeast United States.

Our strategy focuses on the fundamentals of the business, namely disciplined underwriting, pricing, quality claim handling, active agency management, effective expense management and customer service. We have a strong regional focus and emphasize underwriting profitability and loss reserve adequacy in each major product line. Our Property and Casualty segment constituted the 28th largest property and casualty insurance group in the United States based on 2002 direct premiums written, according to A.M. Best.

Risks

The industry’s profitability and cash flow can be significantly affected by: price; competition; volatile and unpredictable developments such as extreme weather conditions and natural disasters, including catastrophes; legal developments affecting insurer and insureds’ liability; extracontractual liability; size of jury awards; acts of terrorism; fluctuations in interest rates and other factors that may affect investment returns; and other general economic conditions and trends, such as inflationary pressures, that may affect the adequacy of reserves. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, may affect the profitability of our business. The regulatory environments in those locations where we conduct business, including any pricing or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, may also affect the profitability of our business. In addition, our loss and loss adjustment expense reserves are based on our estimates, involving actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. Changes to these estimates may affect our profitability.

Lines of Business

We underwrite personal and commercial property and casualty insurance coverage.

Personal Lines

Personal lines comprised 67.9% of the Property and Casualty segment’s net written premium in 2003. Personal automobile accounted for 71.7% and homeowners accounted for 25.5% of total personal lines’ net written premium in 2003.

Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	2

Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flooding), theft and vandalism, and against third party liability claims.

Other personal lines is comprised of miscellaneous policies including: inland marine, umbrella, fire and earthquake.

Personal lines’ net written premium in Michigan represented approximately 43% and Massachusetts’ net written premium represented approximately 19% of our total personal lines’ net written premium in 2003.

In Michigan, according to A.M. Best, based upon direct written premium as of December 31, 2002, we ranked fourth in the industry for personal lines business, with 9% of the total market. Approximately 69% of the Michigan personal lines business is in the personal automobile line, which represents approximately 41% of our total personal automobile net written premium. In addition, approximately 29% of the Michigan personal lines business is in the homeowners line, which represents approximately 49% of our total homeowners net written premium. In Michigan, we are a principal provider with many of our agencies, averaging more than $1 million of total written premiums per agent in 2003.

In addition, in 2003, approximately 22% of our personal automobile business was written in Massachusetts. The Massachusetts Division of Insurance sets the rates for personal automobile business in the state. Effective January 1, 2004 rates increased by 2.5% (subject to an appeal by the Massachusetts Attorney General) and on January 1, 2003, rates increased 2.7%; rates were not changed in 2002. The Massachusetts Division of Insurance allows companies to offer discounts for sponsoring organizations and safe drivers. Although we eliminated most of the offered discounts during 2003, we continue to review these discounts annually and adjust as appropriate.

Commercial Lines

Commercial lines comprised 32.1% of the Property and Casualty segment’s net written premium in 2003. Commercial multiple peril net written premium accounted for 45.9%, commercial automobile 24.0% and workers’ compensation 17.8% of total commercial lines’ net written premium in 2003.

Commercial multiple peril coverage insures businesses against third party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. It also insures business property for damage, such as that caused by fire, wind, hail, water damage (except for flooding), theft and vandalism.

Commercial automobile coverage insures businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property.

Workers’ compensation coverage insures employers against employee medical and indemnity claims resulting from injuries related to work. Workers’ compensation policies are often written in conjunction with other commercial policies.

Other commercial lines is comprised of miscellaneous policies including: umbrella, ocean marine, inland marine, general liability and fire.

We manage our commercial lines portfolio with a focus on growth from the most profitable industry segments, which varies by line of business and geography. In 2003, approximately 26%, 13% and 11% of our commercial lines’ net premiums written was generated in the states of Michigan, Massachusetts and New York, respectively. Approximately 68% of commercial lines net premiums written is comprised of small policies having less than $25,000 in premium. Policies with premium between $25,000 and $100,000, for which we have historically experienced better loss ratios than those policies with greater than $100,000 in premium, account for an additional 22% of the total. Commercial lines maintains an underwriting discipline which emphasizes quality control as a means to writing and retaining the best business for our best agents. This is monitored through a formalized monthly review in each branch for each underwriter, as well as by an annual audit conducted in each branch. Accountability for quality underwriting is shared at the local, regional and corporate levels.

Marketing and Distribution

We are licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia. In 2003, approximately 38% of our net written premium is generated in Michigan and 17% is generated in Massachusetts. Our other primary markets include New Jersey, New York, Maine and Illinois.

Our Property and Casualty segment maintains eighteen local branch sales and underwriting offices in fourteen states. Additional processing support is provided in Atlanta, Georgia, Worcester, Massachusetts, and Howell, Michigan. Administrative functions are centralized in our headquarters in Worcester, Massachusetts. This regional strategy allows us to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. It also is a predominant factor in the establishment and maintenance of long-term relationships with larger, well-established independent agencies.

Independent agents provide specialized knowledge of property and casualty products, local market conditions and customer demographics. Independent agents account for a significant amount of sales of our property and casualty product. Our growth strategy is closely aligned to our relationship with the independent agency force; agents are compensated both through regular commissions and through contingent commissions that are tied to growth and profitability. This

3	ALLMERICA FINANCIAL ANNUAL REPORT 2003

encourages agents to select customers whose risk characteristics are aligned with our underwriting philosophy.

During 2003, as a result of the A.M. Best downgrade of our property and casualty companies to B++, we initiated a bonus program to recognize and reward those agents who maintained or grew their existing book of business with us. We recognized a $5 million expense during 2003 related to this bonus program and anticipate an additional $3 million in 2004. After A.M. Best upgraded our property and casualty companies ratings to A- in January of 2004, we discontinued this program.

Agencies are appointed based on profitability record, financial stability, staff experience and professionalism, and demonstrated business strategy. Once appointed, we carefully monitor each agency’s performance and, in accordance with applicable legal and regulatory requirements, we take actions as necessary to change these business relationships, such as by discontinuing the authority of the agent to underwrite certain products or revising commissions or profit sharing opportunities.

We sponsor local and national agent advisory councils as forums to enhance relationships with our agents. These councils work with us to provide products and services that help insureds better manage the risks they face and to coordinate marketing efforts, support implementation of our strategies and enhance local market presence.

During 2001, we completed an extensive review of our agency relationships, which resulted in the termination of 377 agencies and the withdrawal of commercial lines’ underwriting authority from an additional 314 agencies. These actions affected approximately 27% of approximately 2,500 active agencies representing us in 2001. These agencies had consistently produced unsatisfactory loss ratios. In addition, we terminated virtually all of our specialty commercial programs, which accounted for $54.4 million of net premiums written in 2001, and discontinued a number of special marketing arrangements. The total earned premium associated with the exited business was $74.9 million, $164.6 million and $252.9 million in 2003, 2002 and 2001, respectively. As noted in “Property and Casualty, Product Line Results – Commercial Lines”, discussed on pages 28 to 29 in Management’s Discussion and Analysis of this Form 10-K, these actions have resulted in improved underwriting results, primarily in commercial lines. In connection with these actions, we performed an actuarial review of outstanding reserves with segregated loss history on the exited business. Based on this review, losses and expenses totaling $68.3 million were recorded in 2001. Actual future losses from the exited business may vary from our estimate.

We utilize independent agents and brokers to offer discounted personal lines insurance products to employer and affinity groups, which include credit unions, clubs and associations (“Sponsored Markets”). These programs, which are generally considered a voluntary employee or member benefit, are provided to those groups that we believe provide a higher potential for better underwriting results. Sponsored Markets’ net written premiums grew approximately 6% to $783.0 million in 2003. The most significant of these programs that we offer is the Citizens Best program. This program is offered to any resident in Michigan who is a member of a qualified retirement or senior citizens organization. The Citizens Best program accounted for $326.4 million in direct written premium in 2003, or approximately 39% of all Sponsored Markets’ direct written premium. A significant portion of the segment’s discounted group business, including the Citizens Best program, is open to any agent who has a policyholder that meets the required criteria of the group.

In 2003, we conducted a thorough analysis of certain Sponsored Markets business accounts. After completing our review, we concluded that a portion of this business was unprofitable and not well aligned with our strategy for the future. As a result, we have made the decision to discontinue this portion of our sponsored business, which represents approximately $70 million of direct written premium in 2003. We are obligated to renew certain policies associated with this business through 2005 and policies written in New Jersey indefinitely.

Residual Markets and Pooling Arrangements

As a condition of our license to do business in various states, we are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage. Such mechanisms include assigned risk plans, reinsurance facilities and pools, joint underwriting associations, fair access to insurance requirements plans, and commercial automobile insurance plans. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will write them voluntarily. Our participation in such shared markets or pooling mechanisms is generally proportional to the Property and Casualty segment’s direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. We incurred an underwriting loss from participation in these mechanisms, mandatory pools and underwriting associations of $26.9 million and $30.8 million in 2003 and 2002, respectively, relating primarily to coverages for personal and commercial automobile, personal and commercial property, and workers’ compensation. The decrease in the underwriting loss in 2003, compared to 2002, is primarily the result of a decrease in Hanover’s participation in the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) pool.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	4

Assigned Risk Plans

Assigned risk plans are the most common type of shared market mechanism. Many states, including Illinois, New Jersey and New York, operate assigned risk plans. Such plans assign applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant’s state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy was voluntarily written. With respect to New York’s assigned risk plan, which is called The New York Automobile Insurance Plan (“NYAIP”), we have elected to transfer our assignments to a servicing carrier under a limited assignment distribution (“LAD”) agreement. Under this LAD agreement, the servicing carrier retains the assigned underwriting results of the NYAIP for which it receives a fee from us. This fee was $9.1 million and $20.0 million in 2003 and 2002, respectively.

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

With respect to our Massachusetts business, we cede a portion of our personal and commercial automobile premiums to the CAR pool. Net premiums earned and losses and loss adjustment expenses (“LAE”) ceded to CAR were $46.2 million and $61.0 million in 2003, $46.8 million and $59.4 million in 2002, and $34.2 million and $38.0 million in 2001, respectively. At December 31, 2003, CAR represented at least 10% of our reinsurance activity.

In addition to CAR, Massachusetts also maintains an Exclusive Representative Producer (“ERP”) program. An ERP is an independent agency which cannot obtain a voluntary insurance market for personal or commercial automobile business from insurance companies in the state of Massachusetts. CAR then assigns an ERP agency to an individual insurance carrier, which is then required to write all personal or commercial automobile business produced by that agency (subject to any cessions to the CAR pool). We are required to maintain a level of ERP’s consistent with other carriers in the state and proportionate to our overall market share of such business. Once an agency is assigned to an insurance carrier it is difficult to terminate the relationship. ERP’s generally produce underwriting results that are markedly poorer than our voluntary agents, although results vary significantly among ERP’s. As of December 31, 2003, we had approximately 25 ERP’s subscribed to the company with annual direct voluntary written premium of approximately $75 million.

A reinsurance mechanism that exists in Michigan, the Michigan Catastrophic Claims Association (“MCCA”), covers no-fault first party medical losses of retentions in excess of $325,000. All automobile insurers in this state are required to participate in this reinsurance mechanism. Insurers are reimbursed for their covered losses in excess of this threshold. This threshold increased from $300,000 to $325,000 on July 1, 2003 and will continue to increase each July 1st in scheduled amounts until it reaches $500,000 in 2011. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. We ceded to the MCCA premiums earned and losses and LAE of $46.8 million and $124.2 million in 2003, $32.6 million and $49.8 million in 2002, and $7.2 million and $44.5 million in 2001, respectively. At December 31, 2003, the MCCA represented at least 10% of our reinsurance activity.

At December 31, 2003 and 2002, we had reinsurance recoverables on paid and unpaid losses from CAR of $74.4 million and $54.8 million, respectively, and from MCCA of $436.5 million and $349.1 million, respectively. We believe that we are unlikely to incur any material loss as a result of nonpayment of amounts owed to us by CAR, because CAR is a mandated pool supported by all insurance companies licensed to write automobile insurance in the Commonwealth of Massachusetts. In addition, with respect to MCCA, we are unlikely to incur any material loss from this facility as a result of nonpayment of amounts owed to us by MCCA because (i) it is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, and (iii) the MCCA is supported by assessments permitted by statute.

Reference is made to Note 18 on pages 99 and 100 and Note 21 on pages 102 and 103 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Voluntary Pools

We have terminated our participation in virtually all voluntary pool business; however, we continue to be subject to claims related to years in which we were a participant. The most significant of these pools is a voluntary excess and casualty reinsurance pool known as the Excess and Casualty Reinsurance Association (“ECRA”), which we were a participant in from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses of $2.4 million annually

5	ALLMERICA FINANCIAL ANNUAL REPORT 2003

over the past ten years. During 2001, the pool commissioned an independent actuarial review of the current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, we recorded an additional $33.0 million of losses. We believe that this item is not indicative of overall operating trends of this pool or other voluntary pools in which we participate. Because of the inherent uncertainty regarding the types of claims in this pool, there can be no assurance that these additional reserves will be sufficient. Loss and LAE reserves for our voluntary pools were $71.8 million and $80.1 million at December 31, 2003 and 2002, respectively, including $50.0 million and $49.9 million related to ECRA as of December 31, 2003 and 2002, respectively. In addition, during 2003, we incurred a $21.9 million charge related to a second voluntary pool (Industrial Risk Insurers, “IRI”), related to an adverse arbitration decision. We participated in this pool from 1982 to 1995. The reinsurance recoverable balance for this pool at December 31, 2003 was not significant and we do not anticipate further significant activity in the future. For all but the ECRA and IRI pools, the average annual paid losses and reserve balances at December 31, 2003 were not individually, or in the aggregate, significant. Excluding the ECRA and IRI pools, the average annual paid losses and reserve balances at December 31, 2003 were not individually, or in the aggregate, significant.

Other Involuntary Pools

The principal shared market mechanisms for property insurance are the Fair Access to Insurance Requirements Plans (“FAIR Plans”), the formation of which was required by the federal government as a condition to an insurer’s ability to obtain federal riot reinsurance coverage following the riots and civil disorder that occurred during the 1960s. These plans, created as mechanisms similar to automobile assigned risk plans, were designed to increase the availability of property insurance in urban areas, but now cover other circumstances where homeowners are unable to obtain insurance, such as a result of hurricanes or other natural exposures. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The individual state FAIR Plans are created pursuant to statute or regulation. The property shared market mechanisms provide basic fire insurance and extended coverage protection for dwellings and certain commercial properties that could not be insured in the voluntary market. A few states also include a basic homeowners form of coverage in their shared market mechanism. Approximately 30 states have FAIR Plans, including Massachusetts, North Carolina and New York.

With respect to commercial automobile coverage, another pooling mechanism, a Commercial Auto Insurance Plan (“CAIP”), uses a limited number of servicing carriers to handle assignments from other insurers. The CAIP servicing carrier is paid a fee by the insurer who otherwise would be assigned the responsibility of handling the commercial automobile policy and paying claims. Approximately 40 states have CAIP mechanisms, including New Jersey, New York, California and New Hampshire.

Competition and Pricing

The property and casualty industry is a competitive market with national agency companies, direct writers, and regional and local insurers competing for business on the basis of both price and service. National agency companies sell insurance through independent agents and usually concentrate on commercial lines. Direct writers, including those with exclusive agent representation, dominate the personal lines of property and casualty insurance and operate on a national, regional or single state basis. Regional and local companies sell through independent agents in one or several states in the same region and usually compete in both personal and commercial lines. We market through independent agents and, therefore, compete with other independent agency companies for business in each of the agencies representing them. Such competition is based upon, among other things, pricing and availability of products, product design, agency and customer service, and ratings.

We seek to achieve a targeted combined ratio (the sum of the ratio of incurred claims and claim expense to premiums earned and the ratio of underwriting expenses incurred to premiums written) in each of our product lines regardless of market conditions. The targeted combined ratios reflect current investment yield expectations, our loss payout patterns, and target returns on equity. This strategy is intended to better enable us to achieve measured growth and consistent profitability. We concentrate on our established major product lines, and accordingly, do not typically pursue the development of products with relatively unpredictable risk profiles. In addition, we seek to utilize our extensive knowledge of local markets, including knowledge of regulatory requirements, to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of our staff in the local branch offices. Since we maintain a strong regional focus and a significant market share in a number of states, we can apply our extensive knowledge and experience in making underwriting and rate setting decisions.

Net written premium in the states of Michigan, Massachusetts, New Jersey and New York represented, in total, approximately 70% of our total net written premium in both 2003 and 2002.

In Michigan, we compete in personal lines with a number of national direct writers and regional and local companies. Principal personal lines competitors are Auto Club of Michigan, State Farm Group and Allstate. We believe our agency relationships, Citizens Insurance brand recognition and the Citizens Best program enable us to distribute our products competitively in Michigan.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	6

Due to the regulatory environment in Massachusetts, New York and New Jersey, there is less competition in the personal lines market in these states. The stricter regulatory pricing guidelines within these states have had an adverse effect on profitability in personal lines. In Massachusetts, a state where, in 2003, approximately 19% of our personal lines’ net premiums were written, the Commissioner of Insurance determines virtually all aspects of personal automobile insurance rates, including agent commissions. Competition is therefore focused in large part on effectively managing voluntary agency and ERP business and on optimizing cession strategy with CAR. Strict pricing, agency commission and product regulations challenge an insurer’s ability to adequately price personal lines products, which may lead to unsatisfactory underwriting results.

In commercial lines, we face competition primarily from national agency companies and regional and local companies. We believe that our emphasis on maintaining a local presence in our markets, coupled with investments in operating and client technologies, will enable us to compete effectively. Our Property and Casualty segment is not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the segment’s insurance operation.

Claims

We utilize experienced claims adjusters, appraisers, medical specialists, managers and attorneys in order to manage our claims. Our Property and Casualty segment has field claims adjusters strategically located throughout our operating territories. All claims staff members work closely with the agents and seek to settle claims rapidly and in a cost-effective manner.

Claims office adjusting staff is supported by general adjusters for large property and large casualty losses, by automobile and heavy equipment damage appraisers for automobile material damage losses, and by medical specialists whose principal concentration is on workers’ compensation and no-fault automobile injury cases. In addition, the claims offices are supported by staff attorneys who specialize in litigation defense and claim settlements. We also maintain a special investigative unit that investigates suspected insurance fraud and abuse.

We utilize claims processing technology which allows most of the smaller and more routine personal lines claims to be processed at centralized locations. The centralization helps to increase efficiency and minimize operating costs.

Terrorism

As a result of the Federal Terrorism Risk Insurance Act of 2002 (“TRIA”), prior terrorism exclusions are void for certified terrorist events (as defined by TRIA). As required, we have notified policyholders of their option to elect the terrorism coverage and the cost of this coverage. We are actively managing our exposures on an individual line of business basis and in the aggregate by zip code and, as available, street address. At this time, we have purchased no additional specific terrorism-only reinsurance coverage. However, some terrorism coverage is provided within existing Property per Risk and Casualty Excess of Loss corporate treaties. Our retention limit under TRIA in 2003 was $66.5 million, representing 6.6% of year-end 2003 statutory policyholder surplus, and is estimated to be $82.9 million in 2004, representing 8.3 % of 2003 year-end statutory policyholder surplus.

Catastrophes

Property and casualty insurers are subject to claims arising out of catastrophes, which may have a significant impact on their results and financial condition. We may experience catastrophe losses in the future which could have a material adverse impact on us. Catastrophes can be caused by various events, including snow, ice storms, hurricanes, earthquakes, tornadoes, wind, hail, terrorism, fires and explosions. The incidence and severity of catastrophes are inherently unpredictable. We manage our catastrophe risks through underwriting procedures, including the use of specific exclusions for floods, terrorism, as allowed, and other factors, through geographic exposure management and through reinsurance programs. The catastrophe reinsurance program is structured to protect us on a per-occurrence basis, as well as to limit losses in the event of multiple catastrophic events. We have focused efforts on evaluating aggregation of exposures and high concentrations of insured property values and number of covered employees in order to determine exposure to loss from terrorist events. We will continue to actively monitor geographic location and coverage concentrations in order to manage corporate exposure to all catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multi peril insurance have in the past generated the majority of catastrophe-related claims.

State Regulation

Our property and casualty insurance subsidiaries are subject to extensive regulation in the various states and jurisdictions in which they transact business and are also supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulatory standards, including premium rates, mandatory risks that must be covered, prohibited exclusions, licensing of agents, investments, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, policy forms, and other conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. States also regulate various aspects of the contractual relationships between insurers and independent agents. In addition, as a condition to writing

7	ALLMERICA FINANCIAL ANNUAL REPORT 2003

business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet our underwriting requirements for voluntary business. Some states also limit or impose material restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New Jersey and New York each impose restrictions on a company’s ability to withdraw from the personal automobile line in their respective states. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance departments can impose significant charges on a carrier in connection with a market withdrawal or refuse to approve these plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may significantly restrict an insurer’s ability to exit unprofitable markets.

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to statutory property and casualty guaranty funds. The purpose of these guaranty funds is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material, particularly following a large catastrophe affecting us or the industry generally or in markets where we have significant market share.

We are subject to periodic examinations conducted by state insurance departments. We are also required to file annual and other reports relating to the financial condition of our insurance subsidiaries and other matters.

Reserve for Unpaid Losses and Loss Adjustment Expenses

Reference is made to “Reserve for Losses and Loss Adjustment Expenses” on pages 29 to 33 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Our property and casualty actuaries review the reserves each quarter and certify the reserves annually as required for statutory filings. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our settlement and payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and LAE.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of our property and casualty business and the industry, (iv) the relatively short-term nature of most policies and (v) internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material effect on our results of operations or financial position.

We do not use discounting techniques in establishing reserves for losses and LAE, nor have we participated in any loss portfolio transfers or other similar transactions.

The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities (“Statutory”) to reserves determined in accordance with generally accepted accounting principles (“GAAP”) at December 31.

DECEMBER 31	2003	2002	2001
(In millions)
Statutory reserve for losses and LAE	$2,080.9	$2,083.4	$2,057.5
GAAP adjustments:
Reinsurance recoverable on unpaid losses	940.0	877.9	864.6
Other	(2.0)	0.4	(0.6)

GAAP reserve for losses and LAE	$3,018.9	$2,961.7	$2,921.5

ALLMERICA FINANCIAL ANNUAL REPORT 2003	8

Analysis of Losses and Loss Adjustment Expenses Reserve Development

The following table sets forth the development of our GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 1993 through 2003.

DECEMBER 31	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993
(In millions)

Net reserve for losses and LAE(1)	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5	$2,005.5	$2,038.7	$2,117.2	$2,132.5	$2,109.3	$2,019.6
Cumulative amount paid as of(2):
One year later	—	784.5	763.6	780.3	703.8	638.0	643.0	732.1	627.6	614.3	566.9
Two years later	—	—	1,213.6	1,180.1	1,063.8	996.0	967.4	1,054.3	1,008.3	940.7	884.4
Three years later	—	—	—	1,458.3	1,298.2	1,203.0	1,180.7	1,235.0	1,217.8	1,172.8	1,078.1
Four years later	—	—	—	—	1,471.8	1,333.0	1,301.5	1,365.9	1,325.9	1,300.4	1,210.9
Five years later	—	—	—	—	—	1,446.0	1,375.5	1,439.8	1,408.8	1,369.9	1,289.5
Six years later	—	—	—	—	—	—	1,458.7	1,486.3	1,459.8	1,427.6	1,353.3
Seven years later	—	—	—	—	—	—	—	1,555.3	1,492.5	1,466.1	1,377.2
Eight years later	—	—	—	—	—	—	—	—	1,552.5	1,492.1	1,408.3
Nine years later	—	—	—	—	—	—	—	—	—	1,521.1	1,429.4
Ten years later	—	—	—	—	—	—	—	—	—	—	1,454.5
Net reserve re-estimated as of(3):
End of year	2,078.9	2,083.8	2,056.9	1,902.2	1,924.5	2,005.5	2,038.7	2,117.2	2,132.5	2,109.3	2,019.6
One year later	—	2,124.2	2,063.3	2,010.8	1,837.1	1,822.1	1,911.5	1,989.3	1,991.1	1,971.7	1,891.5
Two years later	—	—	2,122.5	2,028.2	1,863.3	1,781.4	1,796.8	1,902.8	1,874.3	1,859.4	1,767.4
Three years later	—	—	—	2,066.6	1,863.0	1,818.6	1,734.9	1,832.5	1,826.8	1,780.3	1,691.5
Four years later	—	—	—	—	1,893.6	1,823.5	1,762.9	1,783.7	1,780.7	1,766.2	1,676.3
Five years later	—	—	—	—	—	1,860.4	1,770.9	1,810.9	1,740.1	1,735.6	1,653.7
Six years later	—	—	—	—	—	—	1,806.8	1,824.4	1,771.3	1,699.2	1,630.3
Seven years later	—	—	—	—	—	—	—	1,856.9	1,787.5	1,733.1	1,603.9
Eight years later	—	—	—	—	—	—	—	—	1,817.1	1,747.3	1,637.2
Nine years later	—	—	—	—	—	—	—	—	—	1,760.2	1,656.6
Ten years later	—	—	—	—	—	—	—	—	—	—	1,668.4

(Deficiency) redundancy, net(4,5)	$—	$(40.4)	$(65.6)	$(164.4)	$30.9	$145.1	$231.9	$260.3	$315.4	$349.1	$351.2

(1)	Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves.

(2)	Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.

(3)	Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.

(4)	Cumulative deficiency or redundancy at December 31, 2003 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.

(5)	The following table sets forth the development of gross reserve for unpaid losses and LAE from 1994 through 2003:

9	ALLMERICA FINANCIAL ANNUAL REPORT 2003

DECEMBER 31	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
(In millions)
Reserve for losses and LAE:
Gross liability	$3,018.9	$2,961.7	$2,921.5	$2,719.1	$2,618.7	$2,597.2	$2,615.4	$2,744.1	$2,896.0	$2,821.7
Reinsurance recoverable	940.0	877.9	864.6	816.9	694.2	591.7	576.7	626.9	763.5	712.4

Net liability	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5	$2,005.5	$2,038.7	$2,117.2	$2,132.5	$2,109.3

One year later:
Gross re-estimated liability	—	$3,118.6	$2,926.4	$2,882.0	$2,553.4	$2,432.9	$2,472.6	$2,541.9	$2,587.8	$2,593.5
Re-estimated recoverable	—	994.4	863.1	871.2	716.3	610.8	561.1	552.6	596.7	621.8

Net re-estimated liability	—	$2,124.2	$2,063.3	$2,010.8	$1,837.1	$1,822.1	$1,911.5	$1,989.3	$1,991.1	$1,971.7

Two years later:
Gross re-estimated liability	—	—	$3,118.9	$2,913.0	$2,640.8	$2,379.6	$2,379.3	$2,424.5	$2,427.7	$2,339.2
Re-estimated recoverable	—	—	996.4	884.8	777.5	598.2	582.5	521.7	553.4	479.8

Net re-estimated liability	—	—	$2,122.5	$2,028.2	$1,863.3	$1,781.4	$1,796.8	$1,902.8	$1,874.3	$1,859.4

Three years later:
Gross re-estimated liability	—	—	—	$3,063.9	$2,658.0	$2,439.7	$2,305.2	$2,395.3	$2,358.6	$2,227.0
Re-estimated recoverable	—	—	—	997.3	795.0	621.1	570.3	562.8	531.8	446.7

Net re-estimated liability	—	—	—	$2,066.6	$1,863.0	$1,818.6	$1,734.9	$1,832.5	$1,826.8	$1,780.3

Four years later:
Gross re-estimated liability	—	—	—	—	$2,782.4	$2,458.4	$2,351.0	$2,336.3	$2,359.5	$2,220.9
Re-estimated recoverable	—	—	—	—	888.8	634.9	588.1	552.6	578.8	454.7

Net re-estimated liability	—	—	—	—	$1,893.6	$1,823.5	$1,762.9	$1,783.7	$1,780.7	$1,766.2

Five years later:
Gross re-estimated liability	—	—	—	—	—	$2,576.4	$2,368.2	$2,380.8	$2,299.8	$2,215.2
Re-estimated recoverable	—	—	—	—	—	715.8	597.3	569.9	559.7	479.6

Net re-estimated liability	—	—	—	—	—	$1,860.4	$1,770.9	$1,810.9	$1,740.1	$1,735.6

Six years later:
Gross re-estimated liability	—	—	—	—	—	—	$2,483.4	$2,405.0	$2,351.2	$2,158.9
Re-estimated recoverable	—	—	—	—	—	—	676.6	580.6	579.9	459.7

Net re-estimated liability	—	—	—	—	—	—	$1,806.8	$1,824.4	$1,771.3	$1,699.2

Seven years later:
Gross re-estimated liability	—	—	—	—	—	—	—	$2,512.6	$2,380.2	$2,210.5
Re-estimated recoverable	—	—	—	—	—	—	—	655.7	592.7	477.4

Net re-estimated liability	—	—	—	—	—	—	—	$1,856.9	$1,787.5	$1,733.1

Eight years later:
Gross re-estimated liability	—	—	—	—	—	—	—	—	$2,480.7	$2,231.5
Re-estimated recoverable	—	—	—	—	—	—	—	—	663.6	484.2

Net re-estimated liability	—	—	—	—	—	—	—	—	$1,817.1	$1,747.3

Nine years later:
Gross re-estimated liability	—	—	—	—	—	—	—	—	—	$2,285.7
Re-estimated recoverable	—	—	—	—	—	—	—	—	—	525.5

Net re-estimated liability	—	—	—	—	—	—	—	—	—	$1,760.2

ALLMERICA FINANCIAL ANNUAL REPORT 2003	10

Reinsurance

We maintain a reinsurance program designed to protect against large or unusual losses and LAE activity. We utilize a variety of reinsurance agreements, which are intended to control our exposure to large property and casualty losses, stabilize earnings and protect capital resources including facultative reinsurance, excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as snow, ice storm, windstorm, hail, hurricane, tornado, riot or other extraordinary event. We determine the appropriate amount of reinsurance based on our evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions, including the availability and pricing of reinsurance.

A summary of our reinsurance programs are as follows:

2003
(in millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage
Catastrophe occurrence treaty
Hurricane, per occurrence	< $ 45.0 $45.0 to $ 300.0 > $ 300.0	100% 15% 100%	NA 85% NA

Non-hurricane, per occurrence	< $ 30.0 $30.0 to $ 300.0 > $ 300.0	100% 15% 100%	NA 85% NA

Property catastrophe aggregate treaty(1)

	< $ 80.0 $80.0 to $ 130.0 > $ 130.0	100% 10% 100%	NA 90% NA

Property per risk treaty(2)

All property, per occurrence	< $ 2.0 $2.0 to $ 20.0 > $ 20.0	100% NA 100%	NA 100% NA

Terrorism	< $ 2.0 $2.0 to $ 10.0 > $ 10.0	100% NA 100%	NA 100% NA

Non-certified terrorism	< $ 2.0 $2.0 to $ 20.0 > $ 20.0	100% NA 100%	NA 100% NA

Casualty reinsurance

Each loss, per occurrence for general liability, auto liability and workers’ compensation	< $ 0.5 $0.5 to $ 1.0 $1.0 to $ 30.5 > $ 30.5	100% 60% NA 100%	NA 40% 100% NA

Terrorism (casualty only)	< $ 0.5 $0.5 to $ 3.0 > $ 3.0	100% NA 100%	NA 100% NA

Excess of loss on umbrella liability coverages	< $ 1.0 $1.0 to $ 15.0 > $ 15.0	100% NA NA	NA 100% 100% by facultative reinsurer

2004
(in millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage
Catastrophe occurrence treaty
All perils, per occurrence	<$ 45.0 $45.0 to $ 410.0 > $ 410.0	100% 15% 100%	NA 85% NA

Property catastrophe aggregate treaty(1)	< $ 80.0 $80.0 to $ 130.0 > $ 130.0	100% 10% 100%	NA 90% NA

Property per risk treaty(2)

All property, per occurrence	< $ 2.0 $2.0 to $ 20.0 > $ 20.0	100% NA 100%	NA 100% NA

Terrorism	< $ 2.0 $2.0 to $ 10.0 > $ 10.0	100% NA 100%	NA 100% NA

Non-certified terrorism	< $ 2.0 $2.0 to $ 20.0 > $ 20.0	100% NA 100%	NA 100% NA

Casualty reinsurance

Each loss, per occurrence for general liability, auto liability and workers’ compensation	< $ 0.5 $0.5 to $ 1.0 $1.0 to $ 30.0 > $ 30.0	100% 60% NA 100%	NA 40% 100% NA

Terrorism	< $ 0.5 $0.5 to $ 3.0 > $ 3.0	100% NA 100%	NA 100% NA

Excess of loss on umbrella liability coverages	< $ 1.0 $1.0 to $ 15.0 > $ 15.0	100% NA 100%	NA 100% NA

NA – Not Applicable

(1)	Retention and loss amounts are variable, ranging from $80.0 million to $82.8 million and $130.0 million to $132.8 million, respectively.
(2)	The property per risk treaty has an effective date of July 1 and our excess of loss on umbrella liability coverages are continuous. All other treaties have January 1 effective dates.

In addition to the aforementioned coverages related to our 2003 catastrophe occurrence treaty, losses in personal lines due to fire or collapse as a result of an act of terrorism are also included in this program, except for those losses that result from biological, chemical or nuclear terrorism. Additionally, commercial lines’ losses as a result of an act of non-certified terrorism are also included under this program. We retain $65.0 million of losses per occurrence for these non-certified terrorism claims.

Under our property catastrophe aggregate treaty, catastrophe losses are calculated cumulatively, in the aggregate, at the end of each quarter during the term of the contract and are subject to a retention limit based on our property lines’ net earned premium. At December 31, 2003, we did not incur any losses in excess of our retention limit.

11	ALLMERICA FINANCIAL ANNUAL REPORT 2003

We maintain a property reinsurance program for all property business. In addition to the aforementioned coverages related to this treaty, the program, as of July 1, 2003, provides for full terrorism coverage and non-certified terrorism coverage. The program excludes losses from acts of terrorism resulting from the use of any chemical, biological or nuclear weapon, and any fire following therefrom. We may obtain facultative reinsurance for amounts in excess of our aggregate loss limits.

Our 2003 casualty reinsurance program provides coverage principally for general liability, auto liability and workers’ compensation. The 2003 program also includes coverage for losses arising out of acts of terrorism, including nuclear, biological and chemical incidents. Coverage under this program is subject to an annual aggregate limit. We also maintain an excess of loss reinsurance agreement on all umbrella liability coverages.

In 1999, we entered into a whole account aggregate excess of loss reinsurance agreement, which provides coverage for accident year 1999. The program covered losses and allocated LAE, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The coverage limit for losses and allocated LAE is $150.0 million. The effect of this agreement on results of operations in each reporting period is based on losses and allocated LAE ceded, reduced by a sliding scale premium of 50-67.5% depending on the size of the loss, and increased by a ceding commission of 20% of ceded premium. In addition, net investment income is reduced for amounts credited to the reinsurer. As a result of this agreement, we recognized net expenses of $5.9 million and $3.9 million for the years ended December 31, 2003 and 2002, respectively, and a net benefit of $0.2 million for the year ended December 31, 2001, based on estimates of losses and allocated LAE for accident year 1999. The 2001 impact from this treaty included a $1.1 million net benefit related to the exit of selected property and casualty agencies, policies, groups and programs, as discussed in “Property and Casualty – Reserve for Losses and Loss Adjustment Expense” on pages 29 to 33 in Management Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.

We cede to reinsurers a portion of our risk and pay a fee based upon premiums received on all policies subject to such reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based upon ongoing review of our reinsurers’ financial statements and strength in the reinsurance marketplace and the analysis and guidance of our reinsurance intermediaries, we believe that our reinsurers are financially sound.

We are subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, we are required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage. These market mechanisms and pooling arrangements include CAR and MCCA.

Reference is made to “Reinsurance” in Note 18 on pages 99 and 100 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Reference is also made to “Reinsurance Facilities and Pools” on page 5 of this Form 10-K.

ALLMERICA FINANCIAL SERVICES

The Allmerica Financial Services segment includes the individual financial products and the group retirement products and services businesses of AFLIAC and its wholly owned subsidiary, FAFLIC, as well as our broker/dealer and registered investment advisor affiliates. These affiliates include VeraVest Investments, Inc. (“VeraVest”), and VeraVest Investment Advisors, Inc. For the year ended December 31, 2003, the Allmerica Financial Services segment accounted for $703.7 million, or 21.7%, of consolidated segment revenues and accounted for $26.9 million of segment income before federal income taxes.

Overview

As of December 31, 2003, we have ceased all distribution efforts in this segment. Now, we manage an existing portfolio of proprietary life insurance and annuity products previously issued through our two life insurance subsidiaries, AFLIAC and FAFLIC.

Prior to September 30, 2002, the Allmerica Financial Services segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. On September 27, 2002, we announced plans to consider strategic alternatives, including a significant reduction of sales of proprietary

ALLMERICA FINANCIAL ANNUAL REPORT 2003	12

variable annuities and variable life insurance products. This resulted from the effect of the significant, persistent decline in the equity market, culminating in the third quarter of 2002, that followed the decline in the second quarter, as well as the rating agency downgrades. Reference is made to “Rating Agency Actions” discussed on pages 57 to 59 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Subsequently, we ceased all new sales of proprietary variable annuities and life insurance products.

After September 30, 2002, the AFS business consisted of two components. First is the retained variable annuity and variable universal life accounts, as well as our remaining traditional life and group retirement accounts, which were issued and continue to be serviced by our life insurance subsidiaries, AFLIAC and FAFLIC. Second was the independent broker/dealer, VeraVest, which distributed third-party investments and insurance and retirement savings products primarily to individuals. We discontinued retail sales through VeraVest in the fourth quarter of 2004.

As a result of these actions, the business currently consists of managing our existing portfolio of previously issued proprietary life insurance and annuity products. This segment seeks to generate profits and positive cash flow by focusing on operational efficiencies, maintaining profitable customer relationships and managing and adjusting expense levels. Distributions from this segment to the holding company require regulatory approval.

Products

Prior to September 30, 2002, we offered a diverse line of products, including variable annuities and variable universal life. Sales of variable products represented approximately 98.5% and 98.4% of our statutory premiums and deposits in 2002 and 2001, respectively. Statutory premiums and deposits, a common industry benchmark for sales achievement, totaled $3.1 billion and $3.4 billion in 2002 and 2001, respectively.

The following table reflects total reserves held, including universal life and investment-oriented contract reserves, for the segment’s major product lines, including the Closed Block (see Note 1, “Summary of Significant Accounting Policies, Closed Block” on page 69 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K), for the years ended December 31, 2003 and 2002.

DECEMBER 31	2003	2002
(In millions)
General Account Reserves:
Insurance
Traditional life	$845.8	$854.2
Universal life (1)	661.6	703.0
Variable universal life (2)	221.2	222.9
Individual health (3)	260.3	265.4

Total insurance	1,988.9	2,045.5

Annuities
Individual annuities	1,363.1	1,716.0
Group annuities	572.5	615.0

Total annuities	1,935.6	2,331.0

Total general account reserves	$3,924.5	$4,376.5

Separate Account Liabilities:
Variable individual life	$1,053.2	$977.9
Variable individual annuities	10,545.8	10,611.9

Total individual	11,599.0	11,589.8
Group variable universal life	127.0	349.7
Group annuities	109.4	403.9

Total group	236.4	753.6

Total separate account liabilities	$11,835.4	$12,343.4

(1)	Universal life reserves include reinsured balances of $633.8 million and $681.7 million at December 31, 2003 and 2002, respectively. See “Significant Transactions, Sale of Universal Life Insurance Business” discussed on page 50 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

(2)	Variable universal life reserves include group variable universal life reserves of $23.6 million and $11.8 million at December 31, 2003 and 2002, respectively.

(3)	Individual health reserves include reinsured balances of $258.9 million and $264.0 million at December 31, 2003 and 2002, respectively.

Variable Products

The variable products portfolio includes variable universal life insurance and variable annuities. Our variable universal life insurance products combined the flexible terms of our universal life insurance policy with separate account investment opportunities. The variable annuity product provides investment opportunities through our separate accounts and tax-deferred savings. These products were sold pursuant to registration statements under the Securities Act or exemptions from registration thereunder.

Our variable universal life and annuity products offer existing policyholders a variety of account investment options with choices ranging from money market funds to international equity funds. For management of these separate accounts, we supplement our in-house expertise in managing fixed income assets with the management expertise of well known mutual fund advisors and other independent management firms who specialize in the management of institutional

13	ALLMERICA FINANCIAL ANNUAL REPORT 2003

assets. We use the services of experienced investment consultants to assist us in the selection of these institutional managers and in the ongoing monitoring of their performance.

Retirement Products

In addition to the aforementioned variable products, we provided consulting and investment services to defined benefit retirement plans of corporate employers. We are no longer marketing this business. We ceased our recordkeeping and administrative services for all clients in 2003. As of December 31, 2003, we continued to provide investment services for 26 qualified pension and profit sharing plans. We also continue to manage annuity accounts for participants of defined benefit plans whose retirement benefits were purchased for them by their defined benefit plan sponsor.

Traditional Products

The primary insurance products we previously offered in this segment include traditional life insurance products, such as whole life and universal life. In addition, our insurance products included fixed annuities and retirement plan funding products.

Competition

We are no longer competing for new business in this segment. Our focus is now on retaining and managing our existing portfolio of proprietary insurance product assets.

Distribution

Prior to September 30, 2002, our life insurance and annuity products were distributed primarily through three distribution channels: (1) “Agency”, which consisted of our career agency force; (2) “Select”, which consisted of a network of third party broker/dealers; and (3) “Partners”, which included distributors of the mutual funds advised by Scudder Investments, Pioneer Investment Management, Inc., and Delaware Management Company. We no longer manufacture or distribute our proprietary products.

Total statutory premiums and deposits from sales of variable annuities through the agency sales force totaled $613.3 million in 2002, compared to $679.9 million in 2001. Total statutory premiums from sales of variable life insurance through the agency sales force totaled $27.0 million in 2002 compared to $48.3 million in 2001.

Products sold through the Select and Partner channels included Allmerica Select life and annuity products, which were distributed through independent broker/dealers and financial planners, as well as annuity products sold through alliances with mutual fund partners. Total statutory premiums and deposits from sales of variable annuities through the Select and Partner distribution channels totaled $2.1 billion in 2002 compared to $2.2 billion in 2001. In addition, total statutory premiums from sales of variable life insurance through the Select and Partner distribution channels totaled $101.4 million in 2002 compared to $68.2 million in 2001.

Underwriting

Life insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept and the price charged to do so. Our insurance underwriting standards for this segment attempted to produce mortality results consistent with the assumptions used in product pricing. Underwriting also determined the amount and type of reinsurance levels appropriate for a particular risk profile and allowed competitive risk selection. Underwriting rules and guidelines were based on our mortality experience, as well as that of the insurance industry and the general population. We used a variety of medical tests to evaluate certain policy applications, based on the size of the policy, the age of the applicant and other factors.

Insurance Reserves

We have established liabilities for policyholders’ account balances and future policy benefits, included in the Consolidated Balance Sheets, to meet obligations on various policies and contracts. Reserves for policyholders’ account balances for universal life and investment-type policies are equal to cumulative account balances: deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the basis of assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation), which are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. We periodically review both reserve assumptions and policyholder liabilities.

Regulation of Life Insurance and Broker/Dealer Subsidiaries

Our life insurance subsidiaries are subject to the laws and regulations of Massachusetts governing insurance companies, and to the insurance laws and regulations of the various jurisdictions where they are licensed to operate. The extent of regulation varies, although most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, the variable product business is subject to extensive regulation at both the state and federal level, including regulation under state insurance laws and federal and state securities laws. Our variable annuity and variable life insurance products are subject to registration with the Securities and

ALLMERICA FINANCIAL ANNUAL REPORT 2003	14

Exchange Commission (“SEC”), and the conduct of our variable product business is subject to regulation by the SEC and the National Association of Securities Dealers, Inc. (“NASD”). Also, after the 2002 ratings downgrades and our announcement that we would cease selling new annuity and life insurance products, several states have prohibited our life insurance subsidiaries from selling new business without the approval of such states’ insurance departments. In addition, an agreement with Massachusetts to reduce the required risk based capital levels for the life insurance subsidiaries from 225% to 100% is contingent on our not engaging in new sales. Reference is made to “Statutory Capital of Insurance Subsidiaries” on pages 52 to 54 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The securities industry is subject to extensive regulation under federal and state law. In general, broker/dealers are required to register with the SEC and to be members of NASD. As such, we are subject to the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker/dealers and to the Rules of Fair Practice of the NASD. These regulations establish, among other things, minimum net capital requirements for the related operating subsidiaries, and regulate sales and compensation practices. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

Recently, the investment management and investment advisory businesses, the business of issuing, administering and selling variable insurance products, mutual funds and other securities, and the broker/dealer business, have come under heightened scrutiny and increased regulation. Such scrutiny and regulations have included matters relating to so-called “market timing” involving life insurance separate accounts and their underlying funds; sales practices involving replacements of variable products; compensation practices and disclosure of compensation paid to registered representatives and broker/dealer firms with respect to sales of variable products, mutual funds and other securities; “suitability” of certain product sales; revenue sharing involving mutual funds, separate accounts and broker/dealer firms; and the appropriateness of sales of one class of securities as compared to another class (such as the sale of so-called “Class A” mutual funds compared to “Class B” funds or another class). We, like other companies in these industries, receive, from time to time, inquiries and requests for information from the SEC, NASD, state regulators or others relating to our historical and current practices with respect to these and other matters, and expect that new rules and regulations governing such matters will be implemented.

Reinsurance

Consistent with the general practice in the life insurance industry, we have reinsured portions of the coverage provided by our insurance products with other insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. We maintain a gross reserve for reinsurance liabilities. We ceded approximately 13.8% of our statutory individual life insurance premiums in 2003.

We seek to enter into reinsurance treaties with highly rated reinsurers. Our policy is to use reinsurers who have received an A.M. Best rating of “A- (Excellent)” or better. We believe that we have established appropriate reinsurance coverage based on our net retained insured liabilities compared to our surplus. Based on a review of our reinsurers’ financial positions and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound.

In order to manage the mortality risk of our individual variable universal life business, we established a reinsurance program. Under this program, approximately 80% of variable universal life mortality risk is reinsured. Our retention ranges from 0 – 20%, subject to a maximum retention limit of $2.0 million per life.

We implemented a guaranteed minimum death benefit (“GMDB”) mortality reinsurance program effective December 1, 2002, covering the incidence of mortality on variable annuity policies. Under this program, we pay the reinsurers monthly premiums based on the net amount at risk on the variable annuity business (see Segment Results – Allmerica Financial Services, Guaranteed Minimum Death Benefits on pages 37 and 38 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K). The reinsurers reimburse us for the net amount at risk portion of qualified variable annuity claims. Under this program, we retain the market risk associated with the net amount at risk on the variable annuity business. Subsequently, we implemented an investment program on December 3, 2003, to economically hedge the GMDB impact from future declines in the equity market (see GMDB Hedge Program discussed below).

In addition, we maintain coinsurance agreements to reinsure substantially all of our fixed universal life insurance business (see Significant Transactions, Sale of Universal Life Insurance Business on page 50 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K), individual disability income business and yearly renewable term business.

15	ALLMERICA FINANCIAL ANNUAL REPORT 2003

GMDB Hedge Program

On December 3, 2003, we implemented a hedging program for our in-force variable annuity policies with GMDB features. The program’s purpose is to provide us with an economic hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003. Also, the program is expected to reduce the volatility in statutory capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. However, it does not hedge or reduce the cost of the GMDB from levels at December 3, 2003.

The program employs a dynamic hedging approach involving exchange traded futures contracts. Under the program, these exchange traded futures contracts are expected to generate cash to fund increases in GMDB claims resulting from declines in the equity market.

ASSET MANAGEMENT

General

The Asset Management segment provides investment advisory services, primarily to affiliates and to third parties, such as insurance companies’ retirement plans and other fixed income clients, through its subsidiary, Opus Investment Management, Inc., a registered investment advisor. This segment also includes AMGRO, Inc. (“AMGRO”), our property and casualty insurance premium financing business. In addition, we manage an existing portfolio of GICs previously sold through our life insurance subsidiary, FAFLIC.

For the year ended December 31, 2003, this segment accounted for $88.4 million, or 2.7%, of consolidated segment revenues, and provided $11.3 million of segment income before federal income taxes.

Products and Services

Investment Advisory Services

Through our registered investment advisor, Opus Investment Management, Inc., (formerly “Allmerica Asset Management, Inc.”), we provide investment advisory services to affiliates and to other institutions, including unaffiliated insurance companies, retirement plans, foundations and mutual funds. At December 31, 2003, Opus Investment Management, Inc. had assets under management of approximately $11.0 billion, of which $760.8 million represented assets managed for third party clients (i.e. entities unaffiliated with us). Assets under management for third party clients decreased by approximately $6.3 billion during 2003, primarily due to the loss of one large institutional client.

Premium Financing Services

Through our premium financing company, AMGRO, Inc. (“AMGRO”), we engage in the business of financing property and casualty insurance premiums to our commercial customers. Generally, these installment finance receivables are secured by the related unearned insurance premiums on such polices. The customers of AMGRO are those persons or firms that borrow from AMGRO to finance insurance premiums.

Stable Value Products

We offered our customers the option of investing in Stable Value Products, comprised of both traditional GICs and non-qualified GICs, often referred to as funding agreements. The traditional GIC was issued to ERISA-qualified retirement plans, and provided a fixed guaranteed interest rate and fixed maturity for each contract. The funding agreement is similar to the traditional GIC, except that it was issued to non-ERISA institutional buyers. Short-term funding agreements sold in this market typically had variable interest rates, based on an index such as LIBOR, and a put/call feature which permits the policy to be terminated prior to maturity. Long-term funding agreements, with maturities of 1 to 10 years, were offered to institutional buyers such as banks, insurance companies and money managers. Funding agreements sold in this market had either fixed or variable interest rates. In addition, funding agreements sold through our Euro-GIC program were denominated in either U.S. dollars or foreign currencies.

There were no funding agreement deposits during 2003, as compared to $211.9 million of deposits in 2002 and $1.2 billion in 2001. Long-term funding agreements, including Euro-GICs, accounted for 100% of these deposits in 2002 and 2001. The decreasing volume of funding agreement deposits reflects our decision in 2002 to cease selling funding agreements, which resulted from ratings downgrades.

Declining financial strength ratings from various rating agencies, during 2002, resulted in the termination of all remaining short-term funding agreements. Similar concerns affected holders of our long-term funding agreements. Although these funding agreements do not provide for early termination prior to maturity, during the fourth quarter of 2002, we were able to retire certain of these instruments at discounts. We retired $296.3 million through open market purchases, and an additional $252.6 million through a formal tender offer. During 2003, we were able to retire $78.8 million of these instruments at discounts through open market purchases. At December 31, 2003, the Company held $1.4 billion of these long-term funding agreements.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	16

Reference is made to “Rating Agency Actions” on pages 57 to 59 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Additionally, reference is made to “Significant Transactions – Gain on Retirement of Funding Agreement Obligations” on page 50 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Distribution

Investment advisory services are marketed directly, while premium financing services are generally marketed through independent insurance agents. We distributed Stable Value Products through brokers, investment bankers, GIC investment managers and directly from our home office.

Competition

There is strong competition among providers of investment advisory services. In general, competition is based on a number of factors, including investment performance, pricing and client service. There are few barriers to entry by new investment advisory firms.

Opus Investment Management, Inc. derives a significant portion of its revenue from investment adviser fees received from Allmerica Investment Trust Funds (i.e., funds in which the separate accounts of our life insurance subsidiaries invest premiums received from variable life insurance and annuity deposits) and other separately managed accounts. As a result, we are dependent upon the relationships we maintain with these funds and separately managed accounts. During 2003, we experienced the loss of one large institutional client that had an adverse effect on our revenue. In the event that any of the remaining relationships are discontinued, the segment’s financial results may be adversely affected.

INVESTMENT PORTFOLIO

General

We held $8.6 billion of investment assets at December 31, 2003 (excluding separate account assets held by our life insurance companies). These investments are generally of high quality and broadly diversified across asset classes and individual investment risks. The major categories of investment assets are: fixed maturities, which includes both investment grade and below investment grade public and private debt securities; equity securities; mortgage loans, principally on commercial properties; policy loans and other long-term investments. The remainder of the investment assets are comprised of cash and cash equivalents.

We have an integrated approach to developing an investment strategy that maximizes income, while incorporating overall asset allocation, business segment objectives, and asset/liability management tailored to specific insurance or investment product requirements. Our integrated approach and the execution of our investment strategy are founded upon a value orientation. Our investment professionals seek to identify undervalued securities in the markets through extensive fundamental research and credit analysis. We believe this research-driven, value orientation is a key to achieving the overall investment objectives of producing superior rates of return, preserving capital and meeting the financial goals of our business segments.

The appropriate asset allocation (the selection of broad investment categories such as fixed maturities, equity securities and mortgage loans) is determined by a process that focuses overall on the types of businesses in each segment, and the level of surplus (net worth) required to support these businesses.

We have developed an asset/liability management approach tailored to specific insurance, investment product and income objectives. The investment assets are then managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, we develop investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Specific investments frequently meet the requirements of, and are acquired by, more than one investment portfolio (or investment segment of the general account of FAFLIC or AFLIAC, with each investment segment holding a pro rata interest in such investments and the cash flows therefrom). We have a general policy of diversifying investments both within and across all portfolios. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and in the case of mortgages, property types and geographic locations. All investments held by our insurance subsidiaries are subject to diversification requirements under insurance laws.

Consistent with this asset/liability management approach, portfolio managers maintain close working relationships with the managers of related product lines within the Property and Casualty, Allmerica Financial Services and Asset Management segments.

Reference is made to “Investment Portfolio” on pages 41 to 43 and “Derivative Instruments” on pages 43 and 44 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

17	ALLMERICA FINANCIAL ANNUAL REPORT 2003

RATING AGENCIES

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers information on specific insurance companies. Higher ratings generally indicate the rating agencies’ opinion regarding financial stability and a stronger ability to pay claims.

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

See “Rating Agency Actions” on pages 57 to 59 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

EMPLOYEES

We have approximately 4,700 employees located throughout the United States as of December 31, 2003. We believe our relations with employees and agents are good.

AVAILABLE INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, periodic information on Form 8-K, our proxy statement, our variable product filings and other required information with the SEC. Shareholders may read and copy any materials on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet web-site, http://www.sec.gov, that contains reports, proxy and information statements and other information with respect to our filings.

Our website address is http://www.allmerica.com. We make available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, our Code of Conduct is also available, free of charge, on our website. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers or any amendments to our Code will be posted on our website. Our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Committee of Independent Directors and Nominating and Corporate Governance Committee are available on our website. All documents are also available in print to any shareholder who requests them.

Item 2 — PROPERTIES

We own our headquarters, located at 440 Lincoln Street, Worcester, Massachusetts, which consist primarily of approximately 758,000 square feet of office and conference space.

Citizens owns its home office, located at 645 W. Grand River, Howell, Michigan, which is approximately 104,000 square feet. Citizens also owns a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 157,000 square feet, where various business operations are conducted.

Hanover and Citizens lease offices throughout the country for branch sales, underwriting and claims processing functions.

We believe that our facilities are adequate for our present needs in all material respects. Certain of our properties may be made available for lease.

Item 3 — LEGAL PROCEEDINGS

Reference is made to Note 21 on pages 102 and 103 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Item 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	18

PART II

Item 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK AND SHAREHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “AFC”. On February 16, 2004, we had 37,145 shareholders of record and 53,134,144 shares outstanding. On the same date, the trading price of our common stock was $37.16 per share.

COMMON STOCK PRICES AND DIVIDENDS

	High	Low
2003
First Quarter	$16.43	$9.84
Second Quarter	$18.53	$13.75
Third Quarter	$24.90	$17.74
Fourth Quarter	$31.29	$24.65
2002
First Quarter	$45.17	$40.60
Second Quarter	$50.33	$44.20
Third Quarter	$45.85	$12.00
Fourth Quarter	$11.51	$7.16

2003 DIVIDEND SCHEDULE

Our dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” on pages 54 to 56 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 on page 97 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. No dividends were paid in 2003 or 2002. The payment of future dividends, if any, on our common stock will be a business decision made by the Board of Directors from time to time based upon our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	19

Item 6 — SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL HIGHLIGHTS

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001	2000	1999
(In millions, except per share data)
Statements of Income
Revenues
Premiums	$2,282.3	$2,320.1	$2,254.7	$2,118.8	$2,002.6
Universal life and investment product policy fees	319.3	409.8	391.6	421.1	359.3
Net investment income	455.7	590.2	655.2	645.5	669.5
Net realized investment gains (losses)	24.1	(162.3)	(123.9)	(140.7)	90.4
Other income	182.2	158.8	134.2	138.0	116.9

Total revenues	3,263.6	3,316.6	3,311.8	3,182.7	3,238.7

Benefits, Losses and Expenses
Policy benefits, claims, losses and loss adjustment expenses	1,918.7	2,202.0	2,167.2	1,981.8	1,861.6
Policy acquisition expenses	602.6	1,080.4	479.2	456.6	432.4
Gain from retirement of trust instruments supported by funding obligations	(5.7)	(102.6)	—	—	—
(Income) loss from sale of universal life business	(5.5)	31.3	—	—	—
Restructuring costs	28.7	14.8	2.7	20.7	(1.9)
Losses (gains) on derivative instruments	10.3	(40.3)	35.2	—	—
Loss from selected property and casualty exited agencies, policies, groups and programs	—	—	68.3	—	—
Voluntary pool losses	—	—	33.0	—	—
Other operating expenses	635.0	652.2	585.6	505.0	478.6

Total benefits, losses and expenses	3,184.1	3,837.8	3,371.2	2,964.1	2,770.7

Income (loss) from continuing operations before federal income taxes	79.5	(521.2)	(59.4)	218.6	468.0
Federal income tax (benefit) expense	(7.4)	(234.8)	(75.5)	2.7	106.9

Income (loss) from continuing operations before minority interest	86.9	(286.4)	16.1	215.9	361.1
Minority interest(2)	—	(16.0)	(16.0)	(16.0)	(16.0)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	86.9	(302.4)	0.1	199.9	345.1
Discontinued operations:
Loss from operations of discontinued group life and health business, net of taxes	—	—	—	—	(18.8)
Loss from disposal of group life and health business, net of taxes	—	—	—	—	(30.5)

Income (loss) before cumulative effect of change in accounting principle	86.9	(302.4)	0.1	199.9	295.8
Cumulative effect of change in accounting principle	—	(3.7)	(3.2)	—	—

Net income (loss)	$86.9	$(306.1)	$(3.1)	$199.9	$295.8

Earnings (loss) per common share (diluted)(1)	$1.63	$(5.79)	$(0.06)	$3.70	$5.33
Dividends declared per common share (diluted)	$—	$—	$0.25	$0.25	$0.25

Balance Sheets (at December 31)
Total assets	$25,112.5	$26,578.9	$30,336.1	$31,588.0	$30,769.6
Long-term debt(2)	499.5	199.5	199.5	199.5	199.5
Total liabilities	22,892.3	24,206.7	27,645.0	28,878.9	28,229.4
Minority interest(2)	—	300.0	300.0	300.0	300.0
Shareholders’ equity	2,220.2	2,072.2	2,391.1	2,409.1	2,240.2

(1)	Per share data for the year ended December 31, 2002 represents basic loss per share due to antidilution.

(2)	In 2003, long-term debt includes the mandatorily redeemable preferred securities of a subsidiary trust (Minority interest) in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”). Preferred dividends associated with these instruments have been reflected in interest expense, which is included in other operating expenses, in 2003. Reclassification of prior year amounts is not permitted under Statement No. 150.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	20

Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE OF CONTENTS

Introduction	22

Executive Overview	22-24

Description of Operating Segments	22-23

Results of Operations	23

Segment Income	24

Other Items	24-25

Segment Results	26-41

Property and Casualty	26-33

Allmerica Financial Services	33-39

Asset Management	40-41

Corporate	41

Investment Portfolio	41-43

Derivative Instruments	43-44

Market Risk and Risk Management Policies	44-49

Income Taxes	49

Significant Transactions	50

Critical Accounting Policies	50-51

Statutory Capital of Insurance Subsidiaries	52-54

Liquidity and Capital Resources	54-56

Off–balance Sheet Arrangements	56

Contingencies	56-57

Rating Agency Actions	57-59

Recent Developments	59

Other Considerations/Forward-Looking Statements	59-60

Glossary of Selected Insurance Terms	60-61

21	ALLMERICA FINANCIAL ANNUAL REPORT 2003

INTRODUCTION

The following analysis of the consolidated results of operations and financial condition of Allmerica Financial Corporation and subsidiaries (“AFC”) should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies. Our results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) and First Allmerica Financial Life Insurance Company (“FAFLIC”), our principal life insurance and annuity companies, and certain other insurance and non-insurance subsidiaries. Hanover and Citizens are domiciled in the states of New Hampshire and Michigan, respectively, while AFLIAC and FAFLIC are both domiciled in Massachusetts.

EXECUTIVE OVERVIEW

This year was a year of transition for us. We were focused on improving our property and casualty ratings, specifically returning our A.M. Best ratings to the “A-” level, as well as completing the restructuring of our Allmerica Financial Services business and conversion of our former agency sales force to that of an independent broker/dealer. In addition, we continued to monitor and improve our statutory capital levels in both our life and property and casualty insurance businesses. Additionally, in the property and casualty insurance business, we were focused on maintaining our profitability and retaining our policyholders in our commercial lines business, which is more sensitive to ratings downgrades. We also executed strategies to improve the profitability of our personal lines business.

Despite our ratings downgrades, we were able to essentially maintain existing levels of our property and casualty in-force business and we obtained rate increases in a number of our lines of business. During the second half of 2003, we completed a strategic review of our business and concluded that our efforts should be concentrated on the property and casualty segment. As such, returning our property and casualty A.M. Best ratings to the “A-” level continued to be a key focus, since we believe these ratings are important to achieve profitable growth in the future. In January 2004, A.M. Best upgraded our ratings in our property and casualty business to “A-” and also upgraded our life insurance businesses.

During 2003, we also completed the cessation of sales of our proprietary life and annuity products, which began in the fourth quarter of 2002. We concluded the final transfer of assets related to our 2002 sale of our universal life business, and consolidated our infrastructure to manage the in-force business and to reduce expenses. In addition, we were focused on transforming our former agency distribution channel to a broker/dealer operation, which generated brokerage and management income and related variable expenses. We formed strategic alliances with other insurance companies to distribute their products through this operation. After completing the review of our business strategy discussed above, we decided to cease the retail operations of the broker/dealer in the fourth quarter of 2003, which resulted in additional restructuring charges.

Our earnings in the property and casualty business decreased primarily due to an adverse arbitration decision related to a reinsurance pool in which we formerly participated, as well as increased catastrophe losses. We also strengthened our reserves related to our Workers’ Compensation line. We experienced a modest profit in our life business in 2003 as compared to the large loss experienced in the prior year. The loss in the prior year reflects the significant DAC and related writeoffs resulting from our cessation of sales of our proprietary life and annuity products.

Description of Operating Segments

We offer financial products and services and conduct business principally in three operating segments. These segments are Property and Casualty, Allmerica Financial Services (“AFS”), and Asset Management. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance. A summary of our reportable segments is included below.

Our Property and Casualty segment manages property and casualty operations through two lines of business based upon product and identified as Personal Lines and Commercial Lines. Personal Lines includes property and casualty coverages such as personal automobile, homeowners and other personal policies, while Commercial Lines includes property and casualty coverages such as workers’ compensation, commercial automobile, commercial multiple peril and other commercial policies.

Our AFS segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, as well as certain group retirement products. During 2003, we also operated an independent broker/dealer business, which was conducted through VeraVest Investments, Inc. (“VeraVest”). VeraVest distributed third party investment and insurance products to retail customers until the fourth quarter of 2003 when such sales were terminated. In addition, this segment actively manufactured and sold variable annuities, variable universal life and traditional life insurance products until the fourth quarter of 2002.

The Asset Management segment provides investment advisory services, primarily to affiliates and to third parties, such as insurance companies’ retirement plans and other fixed income clients, through its subsidiary, Opus Investment Management, Inc., a registered investment advisor. This segment also includes AMGRO, Inc. (“AMGRO”), our property and casualty insurance premium financing business. Prior to the fourth quarter of 2002, FAFLIC offered Guaranteed Investment Contracts (“GICs”). GICs, also referred to as funding agreements, are investment contracts with either short-term or long-term maturities and are issued to institutional buyers or to various business or charitable trusts. Subsequently, we ceased selling GICs, short-term funding agreements were terminated and we retired certain long-term funding agreements, at discounts.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	22

In addition to the three operating segments, we have a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the holding company) and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those related to certain officers and directors, technology, finance, human resources and legal.

Results of Operations

Our consolidated net income (loss) includes the results of each of our four segments, which we evaluate on a pre-tax basis. In addition, segment income (loss) is adjusted for certain items which we believe are not indicative of our core operations. The income (loss) of our segments excludes items such as federal income taxes and net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income (loss) excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income (loss) may be significant components in understanding and assessing our financial performance, we believe segment income (loss) enhances an investor’s understanding of our results of operations by highlighting net income (loss) attributable to the normal operations of the business. However, segment income (loss) should not be construed as a substitute for net income (loss) determined in accordance with generally accepted accounting principles (“GAAP”).

In addition, as a result of adopting Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”), we have reclassified dividends on our Capital Securities to interest expense in the Corporate segment (see Corporate Segment). In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (“Statement No. 131”), we have restated prior periods to reflect current presentation.

Our consolidated net income was $86.9 million in 2003, compared to a net loss of $306.1 million in 2002. The increase in 2003 resulted primarily from a $590.7 million improvement in segment net income, principally related to AFS, partially offset by a $222.9 million reduction in the corresponding federal income tax benefit. Also contributing to the increase in net income was a $99.8 million change in net realized investment gains (losses) to a net gain of $10.4 million from a net loss of $89.4 million for 2002. Partially offsetting these increases in net income was a decrease in gains from the retirement of trust instruments supported by funding obligations of $63.0 million and a change of $30.7 million in (losses) gains on derivative instruments to a net loss of $4.5 million in 2003 from a net gain of $26.2 million in 2002.

In 2002, our consolidated net loss increased $303.0 million, to $306.1 million, compared to $3.1 million in 2001. The increase in net loss resulted primarily from a change in segment income of $673.2 million to a segment loss of $504.4 million in 2002, from segment income of $168.8 million in 2001, principally the result of a significant segment loss in AFS. This was partially offset by a $233.3 million change in the corresponding federal income taxes from a tax expense of $4.3 million in 2001 to a tax benefit of $229.0 million in 2002. Also contributing to this decline was a $20.3 million loss from the sale of the universal life business and a $12.3 million increase in restructuring and reorganization costs. Partially offsetting these items were a $66.7 million gain from the retirement of trust instruments supported by funding obligations and a $49.1 million change in (losses) gains on derivative instruments, from a net loss of $22.9 million in 2001, to a net gain of $26.2 million in 2002.

The following table reflects segment income (loss) and a reconciliation to consolidated net income (loss).

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)

Segment income (loss) before federal income taxes:
Property and Casualty	$143.6	$184.3	$93.5
Allmerica Financial Services	26.9	(625.0)	143.0
Asset Management	11.3	24.4	20.7

	181.8	(416.3)	257.2
Corporate	(95.5)	(88.1)	(88.4)

Segment income (loss) before federal income tax benefit (expense)	86.3	(504.4)	168.8
Federal income tax benefit (expense) on segment income (loss)	6.1	229.0	(4.3)
Net realized investment gains (losses)	10.4	(89.4)	(78.8)
(Losses) gains on derivative instruments	(4.5)	26.2	(22.9)
Gain from retirement of trust instruments supported by funding obligations	3.7	66.7	—
Income (loss) from sale of universal life business	3.6	(20.3)	—
Restructuring costs	(18.7)	(9.6)	(1.8)
Other reorganization costs	—	(4.5)	—
Loss from selected property and casualty exited agencies, policies, groups and programs	—	—	(44.4)
Voluntary pool losses	—	—	(21.5)
Other items	—	3.9	5.0

Income (loss) before cumulative effect of change in accounting principle	86.9	(302.4)	0.1
Cumulative effect of change in accounting principle (net of taxes)	—	(3.7)	(3.2)

Net income (loss)	$86.9	$(306.1)	$(3.1)

23	ALLMERICA FINANCIAL ANNUAL REPORT 2003

Segment Income

2003 Compared to 2002

Our segment income before federal income taxes was $86.3 million in 2003, compared to a loss of $504.4 million in 2002. This improvement is attributable to an increase of $651.9 million from the AFS segment, partially offset by a decrease from the Property and Casualty segment of $40.7 million.

AFS segment income in 2003 includes charges of $11.5 million relating to the impairment of assets resulting from our decision to discontinue the retail operations of VeraVest. The 2002 loss in the AFS segment reflects net charges of $698.3 million resulting from the cumulative effect of the significant, persistent decline in equity market values, ratings downgrades (see Rating Agency Actions), and our decision to cease sales of proprietary life insurance and annuity products (see Segment Results-Allmerica Financial Services). These charges include $629.4 million of additional amortization of the deferred policy acquisition cost (“DAC”) asset and $39.1 million due to a change in the assumptions related to the long-term cost of guaranteed minimum death benefits (“GMDB”) for variable annuity products, net of the related DAC amortization. In addition, we recognized impairments of capitalized technology costs associated with variable products totaling $29.8 million.

The decrease in Property and Casualty segment income is primarily attributable to an increase in adverse development of prior years’ loss and loss adjustment expense (“LAE”) reserves of $34.0 million, including charges of $21.9 million resulting from an adverse arbitration decision within a voluntary insurance pool that we exited in 1996. Catastrophe losses increased $28.1 million in 2003. In addition, segment income decreased due to a $25.6 million increase in policy acquisition and other operating expenses, as well as an $18.5 million decrease in net investment income. These were partially offset by an estimated $91 million of net premium rate increases. Additionally, a decrease in policies in force resulted in declines in premiums and losses, as well as segment income.

The federal income tax benefit was $6.1 million for 2003, compared to a $229.0 million benefit in 2002. The large benefit in 2002 is primarily the result of the loss recognized by the AFS segment as well as an $11.6 million favorable settlement of federal income tax returns related to 1977 through 1981.

2002 Compared to 2001

Our segment income (loss) before federal income taxes was a $504.4 million loss in 2002, compared to income of $168.8 million in 2001. This decline is attributable to a decrease of $768.0 million from the AFS segment, partially offset by an increase from the Property and Casualty segment of $90.8 million.

The decrease in the AFS segment reflects the charges described above. The increase in Property and Casualty segment income is primarily attributable to an estimated benefit of approximately $80 million related to net premium rate increases, a $27.2 million decrease in the adverse development of prior years’ reserves and a $19.7 million decrease in catastrophe losses. Additionally, segment income increased due to approximately $17 million of decreased current accident year non-catastrophe claims. Partially offsetting these items were increased policy acquisition expenses of $22.8 million and lower net investment income of $14.0 million.

The federal income tax benefit was $229.0 million for 2002, compared to an expense of $4.3 million in 2001. This tax benefit is primarily the result of the significant loss recognized by the AFS segment in 2002.

OTHER ITEMS

The change in net realized investment gains (losses), net of taxes and deferred acquisition cost amortization, in 2003 primarily resulted from $54.0 million of after-tax gains from the sale of approximately $1.5 billion of fixed maturities. These gains were partially offset by impairments of $40.0 million, net of taxes, primarily related to fixed maturities. During 2002, net realized investment losses, after taxes and amortization, were $89.4 million, primarily due to $145.3 million of fixed maturity impairments, net of taxes, and $35.9 million of after-tax losses related to the termination of certain derivative instruments. These losses were partially offset by $73.4 million of after-tax net realized gains from the sale of approximately $3.1 billion of fixed maturities. During 2001, net realized losses on investments, after taxes and amortization, were $78.8 million, primarily due to after-tax realized losses from impairments of fixed maturities of $116.4 million. These losses were partially offset by $37.5 million of after-tax net realized gains from the sale of approximately $2.2 billion of fixed maturities.

(Losses) gains on derivative instruments, net of taxes, decreased $30.7 million to a net loss of $4.5 million in 2003 as a result of derivative activity that does not meet the requirements of hedge accounting. During 2002, we recognized gains on derivatives, net of taxes, of $26.2 million as a result of the termination of certain derivative instruments, which previously were recognized as ineffective hedges. During 2001, we recognized losses on derivatives, net of taxes, of $22.9 million. These losses primarily represent an accounting charge for hedge ineffectiveness on certain derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement No. 133”) (see Derivative Instruments).

In 2003, we recognized a gain on the retirement of trust instruments supported by funding obligations of $3.7 million, net of taxes, compared with a gain of $66.7 million in 2002. These gains resulted from the retirement of certain long-term funding obligations at discounts (see Significant Transactions – Gain on Retirement of Funding Obligations).

During 2003, we recognized income of $3.6 million, net of taxes, from the settlement of post-closing items related to the December 2002 sale of our universal life insurance business through a 100% coinsurance agreement (see Significant Transactions – Sale of Universal Life Business). In 2002,

ALLMERICA FINANCIAL ANNUAL REPORT 2003	24

we recognized a loss of $20.3 million, net of taxes, related to this transaction.

In 2003, we recognized an after-tax charge of $18.7 million related to the restructuring of our AFS segment, including VeraVest. In 2002, we recognized an after-tax charge of $9.6 million related to the restructuring of our AFS segment. These restructuring costs consisted of severance and other employee-benefit related expenses, as well as the cancellation of certain lease agreements and contracted services. In addition, we recognized, in 2002, other reorganization costs of $4.5 million, net of taxes, primarily related to the forgiveness of interest on certain loans to AFS agents. During the fourth quarter of 2001, we recognized an after-tax charge of $1.8 million for severance and other employee related costs resulting from the reorganization of our technology support group.

During 2001, we recognized an after-tax loss of $44.4 million related to the exit of selected property and casualty agencies, policies, groups, and programs. This loss primarily reflects an increase in loss reserves for both the current and prior accident years. This resulted from a process whereby we evaluated our approximately 2,500 agencies in the Property and Casualty segment and identified 691 agencies that did not meet certain profitability standards or were not strategically aligned with us. For these agents, we either terminated the relationship or restricted the agent’s ability to offer commercial lines policies. Certain groups and specialty programs were also discontinued (see Property and Casualty – Selected Property & Casualty Exited Agencies, Policies, Groups & Programs).

Voluntary pool losses reflect our participation in a reserve deficiency of a voluntary excess and casualty reinsurance pool. From 1950 to 1982, we voluntarily participated in this reinsurance pool along with several other property and casualty carriers. The pool was dissolved in 1982 and since that time has been in run-off. During the fourth quarter of 2001, the pool obtained results from an independent actuarial review of its current reserve position, which noted a range of reserve deficiency, primarily as a result of adverse development of asbestos claims. As a result of this study, we recognized losses, net of taxes, of $21.5 million, based on our participation in the reserve deficiency.

During 2002, we recognized a $3.7 million loss, net of taxes, upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. During 2001, we recognized a $3.2 million loss, net of taxes, upon adoption of Statement of Financial Accounting Standards No. 133.

Net income (loss) includes the following items (net of taxes) by segment:

2003
(In millions)	Property and Casualty	Allmerica Financial Services	Asset Management	Corporate	Total
Net realized investment gains (losses), net of taxes and deferred acquisition cost amortization	$7.1	$(2.7)	$8.1	$(2.1)	$10.4
(Losses) gains on derivative instruments	—	(5.5)	1.0	—	(4.5)
Gain from retirement of trust instruments supported by funding obligations	—	—	3.7	—	3.7
Income from sale of universal life business	—	3.6	—	—	3.6
Restructuring costs	0.2	(18.9)	—	—	(18.7)

2002
Net realized investment (losses) gains, net of taxes and deferred acquisition cost amortization	$(18.4)	$(36.3)	$(37.1)	$2.4	$(89.4)
Net gains on derivative instruments	—	—	26.2	—	26.2
Gain from retirement of trust instruments supported by funding obligations	—	—	66.7	—	66.7
Loss from sale of universal life business	—	(20.3)	—	—	(20.3)
Restructuring costs	—	(9.6)	—	—	(9.6)
Other reorganization costs	—	(4.5)	—	—	(4.5)
Other items	—	3.9	—	—	3.9

2001
Net realized investment losses, net of taxes and deferred acquisition cost amortization	$(16.6)	$(32.6)	$(22.2)	$(7.4)	$(78.8)
Net losses on derivative instruments	—	—	(22.9)	—	(22.9)
Sales practice litigation	—	5.0	—	—	5.0
Restructuring costs	(1.2)	(0.6)	—	—	(1.8)
Loss from selected property and casualty exited agencies, policies, groups and programs	(44.4)	—	—	—	(44.4)
Voluntary pool losses	(21.5)	—	—	—	(21.5)

25	ALLMERICA FINANCIAL ANNUAL REPORT 2003

SEGMENT RESULTS

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and minority interest and other items which management believes are not indicative of our core operations including realized gains and losses.

PROPERTY AND CASUALTY

The following table summarizes the results of operations for the Property and Casualty segment:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Segment revenues
Net premiums written	$2,234.2	$2,267.3	$2,285.0

Net premiums earned	$2,240.4	$2,272.0	$2,205.7
Net investment income	183.5	202.0	216.0
Other income	29.7	24.7	33.1

Total segment revenues	2,453.6	2,498.7	2,454.8
Losses and LAE	1,653.5	1,683.5	1,753.1
Policy acquisition expenses	457.6	424.5	401.7
Other operating expenses	198.9	206.4	206.5

Segment income	$143.6	$184.3	$93.5

2003 Compared to 2002

Property and Casualty segment income decreased $40.7 million, or 22.1%, to $143.6 million for the year ended December 31, 2003, compared to $184.3 million in 2002. The decrease in segment income is primarily attributable to an increase in adverse development on prior years’ reserves of $34.0 million, to $40.4 million of adverse development for the year ended December 31, 2003, from $6.4 million of adverse development for the year ended December 31, 2002. This increase was primarily due to a charge of $21.9 million from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996. In addition, prior years’ workers’ compensation reserves developed adversely, partially offset by favorable development in commercial multiple peril reserves. Catastrophe losses increased $28.1 million, to $59.4 million for the year ended December 31, 2003, compared to $31.3 million for the same period in 2002. Catastrophe losses in 2002 were unusually low. Additionally, segment income for the year ended December 31, 2003 was negatively affected by a $25.6 million increase in policy acquisition and other operating expenses, primarily due to an increase in commissions and expenses. Commissions and expenses increased due to special commission and financial guarantee programs designed to minimize the impact to our commercial lines business from the ratings downgrades in 2002. Policy acquisition and other operating expenses also increased due to higher employee benefits and technology costs. Net investment income decreased $18.5 million for the year ended December 31, 2003 compared to the same period in 2002. Partially offsetting these negative items was a benefit from an estimated $91 million of net premium rate increases. Net premium rate increases reflect rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of the estimated impact of loss inflation and policy acquisition costs. In addition, a 4.3% decrease of policies in force since December 31, 2002 contributed to declines in premiums and losses, as well as segment income.

2002 Compared to 2001

Property and Casualty segment income increased $90.8 million, or 97.1%, to $184.3 million for the year ended December 31, 2002, compared to $93.5 million in 2001. The increase in segment income is primarily attributable to an estimated $80 million of net premium rate increases. In addition, development on prior years’ reserves improved $27.2 million, to $6.4 million of adverse development for the year ended December 31, 2002 from $33.6 million of adverse development for the year ended December 31, 2001. The favorable change in reserve development in 2002 is primarily the result of improving commercial lines claim frequency, partially offset by adverse development in the personal automobile line. Net catastrophe losses decreased $19.7 million, to $31.3 million for the year ended December 31, 2002. In addition, losses and LAE decreased during 2002 due to approximately $17 million of decreased current accident year claims frequency primarily in the workers’ compensation, commercial automobile, commercial multi peril and homeowners lines. Partially offsetting these items is a decrease in net investment income of $14.0 million. Policy acquisition expenses increased as a result of the variable expenses related to the aforementioned premium rate increases, primarily commissions and premium taxes. In addition, policy acquisition expenses increased $10.7 million as a result of higher premium tax and commission rates during 2002. Other income decreased $8.4 million for the year ended December 31, 2002, primarily due to the decline in finance charge income as a result of the transfer of AMGRO from the Property and Casualty segment to the Asset Management segment.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	26

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

In 2002, we reorganized our Property and Casualty segment. Under the new structure, the Property and Casualty segment manages its operations through two lines of business based upon product offerings and identified as Personal Lines and Commercial Lines. Personal Lines include personal automobile, homeowners and other personal policies, while Commercial Lines include workers’ compensation, commercial automobile, commercial multiple peril and other commercial policies.

The following table summarizes the results of operations for the Property and Casualty segment:

FOR THE YEARS ENDED DECEMBER 31	2003		2002		2001
(In millions, except ratios)
	Statutory Net Premiums Written	Statutory Loss Ratio(1)	Statutory Net Premiums Written	Statutory Loss Ratio(1)	Statutory Net Premiums Written	Statutory Loss Ratio(1)
Personal Lines:
Personal automobile	$1,088.5	73.0	$1,090.1	73.2	$1,031.0	73.1
Homeowners	386.9	61.7	351.9	63.1	311.5	70.3
Other personal	42.0	43.1	43.3	46.7	43.9	36.4

Total personal	1,517.4	69.4	1,485.3	70.1	1,386.4	71.3

Commercial Lines:
Workers’ compensation	127.7	89.1	152.0	64.6	194.5	77.9
Commercial automobile	172.3	48.7	197.9	59.9	246.3	71.2
Commercial multiple peril	329.2	49.9	333.8	54.7	352.2	72.0
Other commercial	88.6	61.9	99.4	57.6	103.8	48.1
Total commercial	717.8	58.2	783.1	58.4	896.8	70.5

Total	$2,235.2	65.7	$2,268.4	65.8	$2,283.2	71.0

Statutory combined ratio(2):
Personal lines	105.7		105.2		103.2
Commercial lines	100.7		99.2		111.4
Total	104.0		103.1		106.1
Statutory underwriting (loss) gain:
Personal lines	$(89.3)		$(85.7)		$(55.2)
Commercial lines	2.4		15.1		(99.2)

Total	(86.9)		(70.6)		(154.4)
Reconciliation to segment income:
Net investment income	183.5		202.0		216.0
Other income and expenses, net	24.8		17.4		17.8
Corporate overhead expenses(3)	33.9		28.4		26.3
Net deferred acquisition expenses	8.8		16.1		15.3
Provision for uncollectible accounts	(9.7)		(12.9)		(18.9)
Policyholders’ dividends	(3.7)		6.6		(0.9)
Other Statutory to GAAP adjustments	(7.1)		(2.7)		(7.7)

Segment income	$143.6		$184.3		$93.5

(1)	Statutory loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. The 2001 ratios exclude the effect of agency actions discussed in “Selected Property & Casualty Exited Agencies, Policies, Groups & Programs” and the voluntary pool losses discussed in “Asbestos and Environmental Reserves”.

(2)	Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio.

(3)	Statutory underwriting results include certain overhead expenses, which on a GAAP basis are reflected in the Corporate Segment.

27	ALLMERICA FINANCIAL ANNUAL REPORT 2003

2003 Compared to 2002

Personal Lines

Personal lines’ net premiums written increased $32.1 million, or 2.2%, to $1.5 billion for the year ended December 31, 2003. This is primarily the result of an increase of $35.0 million, or 9.9% in the homeowners line. Partially offsetting this increase is a decrease of $1.6 million in the personal automobile line. The increase in the homeowners line is primarily the result of an average net premium rate increase of 11.7% since December 31, 2002. The decrease in the personal automobile line resulted primarily from a decrease of 5.1% in policies in force, partially offset by an average net premium rate increase of 5.7% since December 31, 2002.

Personal lines’ statutory underwriting results declined $3.6 million to an underwriting loss of $89.3 million for the year ended December 31, 2003. The increase in underwriting loss is primarily due to an increase in claim frequency and severity due to the harsher winter weather during the first quarter, especially in the Northeast. In addition, catastrophe losses increased $9.9 million, to $35.6 million for the year ended December 31, 2003, compared to $25.7 million for the same period in 2002. Also, we experienced an increase in severity of personal automobile medical costs related to personal injury protection coverage in Michigan. Underwriting results were also unfavorably affected by an $8.7 million increase in adverse development during 2003 in the personal automobile line. Personal lines’ expenses increased due to the aforementioned increase in commissions, employee benefits and technology costs. Partially offsetting these items is an estimated $39 million of net premium rate increases.

Commercial Lines

Commercial lines’ net premiums written decreased $65.3 million, or 8.3%, to $717.8 million for the year ended December 31, 2003. This decrease is primarily the result of the agency management actions we took in 2001 and our continuing re-underwriting efforts (see Selected Property & Casualty Exited Agencies, Policies, Groups & Programs). As a result of these actions, policies in force decreased 9.1%, 3.6% and 2.8% in the commercial automobile, workers’ compensation, and commercial multiple peril lines, respectively, since December 31, 2002. We do not expect these actions to have a material impact in 2004. This decrease is also partially due to lower retention rates in certain lines as a result of the ratings downgrades and a reduction in average policy premium, as we wrote a smaller proportion of large to medium sized accounts compared to medium to small policies. We think of small commercial policies as having premiums less than $25,000, medium policies as having premiums greater than $25,000 but less than $100,000, and large policies as having premiums greater than $100,000. Partially offsetting these items were net premium rate increases in all of the commercial lines since December 31, 2002.

Commercial lines’ underwriting results decreased $12.7 million to an underwriting gain of $2.4 million for the year ended December 31, 2003. The decrease in underwriting results is primarily attributable to the aforementioned charge of $21.9 million from the voluntary pool arbitration decision. In addition, catastrophe losses increased $18.2 million, to $23.8 million for the year ended December 31, 2003, compared to $5.6 million for the same period in 2002. Development on prior years’ reserves declined $16.6 million to $6.7 million of favorable development for the year ended December 31, 2003, compared to $23.3 of favorable development for the same period in 2002. This decline in commercial lines’ favorable development is primarily due to adverse development in the workers’ compensation line, partially offset by favorable development in the commercial multiple peril line. Commercial lines’ expenses increased due to the aforementioned commissions and financial guarantee expenses, as well as employee benefits and technology costs. Partially offsetting these items is an estimated $47 million of net premium rate increases.

2002 Compared to 2001

Personal Lines

Personal lines’ net premiums written increased $98.9 million, or 7.1%, to $1.5 billion for the year ended December 31, 2002. This is primarily the result of increases of $59.1 million, or 5.7%, and $40.4 million, or 13.0%, in the personal automobile and homeowners lines, respectively. The increase in the personal automobile line is primarily the result of 6.1%, 5.9% and 4.4% net premium rate increases in Michigan, New York and New Jersey, respectively, since December 31, 2001. The increase in the homeowners line resulted primarily from net premium rate increases of 25.5% and 9.7% in Michigan and New York, respectively. Policies in force for all personal lines decreased 1.4% since December 31, 2001.

Personal lines’ underwriting results declined $30.5 million to an underwriting loss of $85.7 million for the year ended December 31, 2002. The decline in underwriting results is primarily attributable to increased underwriting expenses, principally related to the increased expenses for mandatory assigned risk personal automobile business in New York. In addition, underwriting expenses increased due to higher premium tax expenses and increases in agents’ contingent commissions. Underwriting results were also unfavorably affected by increased current year claims frequency in the personal automobile line for the year ended December 31, 2002 and by an $8.3 million increase in adverse development during 2002 in the personal automobile line. Partially offsetting these items is an estimated $35 million of net premium rate increases. In addition, catastrophe losses decreased $6.6 million, to $25.7 million for the year ended December 31, 2002, compared to $32.3 million for the same period in 2001.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	28

Commercial Lines

Commercial lines’ net premiums written decreased $113.7 million, or 12.7%, to $783.1 million for the year ended December 31, 2002. This decrease is primarily the result of the agency management actions we took in 2001. As a result of these actions, policies in force decreased 22.5%, 15.9% and 8.4% in the commercial automobile, workers’ compensation, and commercial multiple peril lines, respectively, since December 31, 2001. Partially offsetting these decreases in policies in force were rate increases in all of the commercial lines since December 31, 2001.

Commercial lines’ underwriting results improved $114.3 million to an underwriting gain of $15.1 million for the year ended December 31, 2002. The improvement in underwriting results is primarily attributable to approximately $45 million of net premium rate increases during the year ended December 31, 2002. Development on prior years’ reserves improved $32.4 million to $14.3 million of favorable development for the year ended December 31, 2002 from $18.1 million of adverse development for the same period in 2001. In addition, catastrophe losses decreased $13.1 million, to $5.6 million for the year ended December 31, 2002, compared to $18.7 million for the same period in 2001. In 2002, underwriting results also included a net benefit, when compared to 2001, as the result of exiting historically unprofitable business under the aforementioned agency management actions.

INVESTMENT RESULTS

Net investment income before taxes was $183.5 million, $202.0 million and $216.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in net investment income in 2003, compared to 2002, primarily reflects a reduction in average pre-tax yields on fixed maturities and an increased emphasis on higher credit quality fixed maturities. Average pre-tax yields on fixed maturities decreased to 6.0% in 2003 compared to 6.4% in 2002 due to the lower prevailing fixed maturity investment rates and the aforementioned shift to higher credit quality fixed maturities. The decrease in net investment income also reflects a reduction in average invested assets as a result of a $92.1 million dividend from the property and casualty companies to the holding company in July 2002 and a transfer of $73.7 million in January 2003 to fund the property and casualty companies’ portion of the additional minimum pension liability we recognized at December 31, 2002. We expect our investment results will continue to be negatively affected by lower prevailing fixed maturity investment rates.

The decrease in net investment income in 2002, compared to 2001, primarily reflects a reduction in average pre-tax yields on fixed maturities, as well as a reduction in average invested assets. This reduction in assets resulted from the $92.1 million dividend referenced above and the transfer of $55.5 million to fund the property and casualty companies’ portion of the additional minimum pension liability we recognized at December 31, 2001. In addition, net investment income decreased due to the impact of defaults on certain high yield fixed maturities. Average pre-tax yields on fixed maturities decreased to 6.4% in 2002, compared to 6.9% in 2001, due to the lower prevailing fixed maturity investment rates.

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

We determine the amount of loss and LAE reserves based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is highly judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, we develop information about the size of ultimate claims based on our historical experience and other available market information. The most significant assumptions that we use in the estimation process, which vary by line of business, include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date and the expected costs to settle unpaid claims. Because the amount of the loss and LAE reserves are sensitive to our assumptions, we do not completely rely on only one estimate to determine our loss and LAE reserves. Rather, we develop several estimates using generally recognized actuarial projection methodologies that result in various loss and LAE reserve outcomes and we adopt the best estimate. We may determine that the low or high end estimate calculated by the method does not represent a reasonable estimate, because certain projection methodologies may not result in a reasonable reserve estimate for a particular line of business due to certain underlying data or assumptions. When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly.

29	ALLMERICA FINANCIAL ANNUAL REPORT 2003

Management’s Review of Judgments and Key Assumptions

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly workers’ compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims change regularly. We maintain a practice of significantly limiting the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical malpractice liability. The industry has experienced recent adverse loss trends in these lines of business.

We regularly update our reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and loss event occurred. These types of subsequent adjustments are described as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation in the projection of ultimate costs. Recently, we have experienced increasing medical costs associated with personal automobile personal injury protection claims, particularly in Michigan. This increase is reflected in our reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position.

Loss Reserves By Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into six broader lines of business: personal automobile, homeowners, workers’ compensation, commercial automobile, commercial multiple peril, and other lines.

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Reserve for losses and LAE, beginning of year	$2,961.7	$2,921.5	$2,719.1
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,610.6	1,682.1	1,708.3
Increase in provision for insured events of prior years(1)	40.4	6.4	107.4
Losses related to selected property & casualty exited agencies, policies, groups & programs for current year	—	—	12.1

Total incurred losses and LAE	1,651.0	1,688.5	1,827.8

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	868.2	898.0	892.8
Losses and LAE attributable to insured events of prior years	784.5	763.6	780.3

Total payments	1,652.7	1,661.6	1,673.1

Change in reinsurance recoverable on unpaid losses	58.9	13.3	47.7

Reserve for losses and LAE, end of year	$3,018.9	$2,961.7	$2,921.5

(1)	The increase in provision for insured events of prior years in 2001 includes $40.8 million of losses related to selected property and casualty exited agencies, policies, groups and programs and $33.0 million of losses related to voluntary pool claims.

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were increased by $40.4 million, $6.4 million and $107.4 million in 2003 and 2002 and 2001, respectively.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	30

The table below summarizes the reserve for losses and LAE by line of business.

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)

Personal Automobile	$1,184.6	$1,018.5	$937.3
Homeowners and other	192.7	246.3	263.3

Total Personal	1,377.3	1,264.8	1,200.6
Workers’ Compensation	623.3	637.7	675.7
Commercial Automobile	277.2	327.4	355.1
Commercial Multiple Peril	549.5	566.3	591.3
Other Commercial	191.6	165.5	98.8

Total Commercial	1,641.6	1,696.9	1,720.9

Total reserve for losses and LAE	$3,018.9	$2,961.7	$2,921.5

Prior Year Development By Line of Business

The table below summarizes the change in provision for insured events of prior years by line of business.

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)

Increase (decrease) in loss provision for insured events of prior years:
Personal Automobile	$29.6	$22.4	$33.7
Homeowners and other	4.0	6.5	10.2

Total Personal	33.6	28.9	43.9
Workers’ Compensation	30.0	(5.5)	6.6
Commercial Automobile	(2.0)	(1.0)	20.6
Commercial Multiple Peril	(11.4)	0.5	29.0
Other Commercial	24.3	14.0	46.5

Total Commercial	40.9	8.0	102.7
Increase in loss provision for insured events of prior years	74.5	36.9	146.6
Decrease in LAE provision for insured events of prior years	(34.1)	(30.5)	(39.2)

Increase in total loss and LAE provision for insured events of prior years	$40.4	$6.4	$107.4

During the years ended December 31, 2003, 2002, and 2001, estimated loss reserves for claims occurring in prior years developed unfavorably by $74.5 million, $36.9 million and $146.6 million, respectively. The unfavorable loss reserve development in 2003 is primarily the result of the $21.9 million charge in the other commercial line resulting from the aforementioned voluntary pool arbitration decision. Additionally, loss reserves for the workers’ compensation line were increased by $15.7 million in the fourth quarter of 2003, primarily as a result of increasing medical costs. Loss reserve development was also affected by an increase in personal automobile claim severity related to medical settlements in Michigan. Because these settlements have risen beyond previous estimates, reserve increases have been recognized in the period in which the information was obtained. Partially offsetting these items was favorable development in the commercial multiple peril line due to improved claim frequency in the 2002 accident year resulting from our re-underwriting efforts.

The adverse development in both 2002 and 2001 is primarily the result of increased claim severity related to personal automobile medical settlements in Michigan. The increase in the prior year reserve estimates for other commercial lines during 2002 is primarily due to the recognition of approximately $5 million in additional reserves for asbestos claims in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool.

In addition, in 2001 a reserve increase of $40.8 million on prior years resulted from the agency management actions discussed in “Selected Property & Casualty Exited Agencies, Policies, Groups & Programs”. This reserve increase affected primarily the commercial multiple peril, personal automobile, commercial automobile and workers’ compensation lines. Additionally, other commercial lines’ prior year reserves developed adversely due to a $33.0 million reserve increase in the ECRA voluntary pool. Personal automobile prior year reserves developed adversely due to the aforementioned increased claim severity related to medical settlements in Michigan. In addition to the effect from the agency management actions, the commercial automobile and commercial multiple peril lines experienced adverse development. The increased reserves in these lines is primarily attributable to increased claim payments in the 2000 and 1999 accident years. As these payments have increased above historical amounts, actuarial projections of future settlements have increased the estimated ultimate reserves on prior years.

During the years ended December 31, 2003, 2002 and 2001, estimated LAE reserves for claims occurring in prior years developed favorably by $34.1 million, $30.5 million and $39.2 million, respectively. The favorable development in all periods is primarily attributable to claims process improvement initiatives taken by us during the 1997 to 2001 calendar year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish certain trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology impacting future claim settlement assumptions. As these measures improved average settlement costs, the actuarial estimate of future settlement costs are reduced and favorable development is recorded. These measures are complete.

31	ALLMERICA FINANCIAL ANNUAL REPORT 2003

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. The table below summarizes direct business asbestos and environmental reserves (net of reinsurance and excluding pools):

DECEMBER 31	2003			2002			2001
(In millions)	Asbestos	Environ- mental	Total	Asbestos	Environ- mental	Total	Asbestos	Environ- mental	Total
Beginning reserves	$12.6	$13.0	$25.6	$10.1	$16.6	$26.7	$11.0	$14.5	$25.5
Incurred losses & LAE	2.9	(0.3)	2.6	4.8	(5.6)	(0.8)	(0.4)	4.6	4.2
Paid losses & LAE	3.0	0.3	3.3	2.3	(2.0)	0.3	0.5	2.5	3.0

Ending reserves	$12.5	$12.4	$24.9	$12.6	$13.0	$25.6	$10.1	$16.6	$26.7

Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.9 million, $25.6 million and $26.7 million, net of reinsurance of $15.0 million, $16.0 million and $13.0 million in 2003, 2002 and 2001, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the three-year period ended December 31, 2003. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to the our total loss and LAE incurred experience. We estimate our ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, we are not aware of any litigation or pending claims that are expected to result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

In addition, and not included in the table above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $45.6 million, $45.2 million, and $39.3 million in 2003, 2002 and 2001, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. We participated in the ECRA voluntary pool during 1950 to 1982, until it was dissolved and put in runoff in 1982. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of $2.4 million annually over the past ten years. During 2001, the pool commissioned an independent actuarial review of its then current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, we recorded an additional $33.0 million of losses in the fourth quarter of 2001, which is included in the reported outstanding loss and LAE reserves. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that these reserves will be sufficient.

Selected Property & Casualty Exited Agencies, Policies, Groups & Programs

During the fourth quarter of 2001, we completed an extensive review of our agency relationships which resulted in the termination of 377 agencies and the withdrawal of commercial lines’ underwriting authority from an additional 314 agencies. These actions affected approximately 27% of approximately 2,500 active agencies representing us in 2001. These agencies had consistently produced unsatisfactory loss ratios. In addition, we terminated virtually all of our specialty commercial programs and discontinued a number of special marketing arrangements. The total earned premium associated with the exited business was $74.9 million, $164.6 million and $252.9 million in 2003, 2002 and 2001, respectively. The estimated future premium deficiency on these policies is $7.2 million and this loss was recorded during 2001. In connection with these actions, we performed an actuarial review of outstanding reserves with segregated loss history on the exited business. Based on this review, an increase to reserves of $52.9 million was recorded in 2001. This increase includes $12.1 million of adverse development in 2001 and $40.8 million of adverse development on prior year reserves, which is net of a $5.9 million benefit from our whole account aggregate excess

ALLMERICA FINANCIAL ANNUAL REPORT 2003	32

of loss reinsurance treaty, which provides coverage for accident year 1999 (see Reinsurance section below). Under the aggregate excess of loss reinsurance treaty, we recognized a net benefit of $1.1 million, including the aforementioned $5.9 million benefit related to prior year reserves. In addition, as a result of projected future losses on the exited business, we recorded an impairment to the DAC asset of $3.4 million. This resulted in an increase in policy acquisition expenses and a decrease in our DAC asset balance as of December 31, 2001. The total charge of $68.3 million has been presented as a separate line item in the Consolidated Statements of Income and has been excluded from segment income due to our belief that this item is not indicative of our core operations. Actual future losses from the exited business may vary from our estimate.

REINSURANCE

Our Property and Casualty segment maintains a reinsurance program designed to protect against large or unusual losses and allocated LAE activity. This includes excess of loss reinsurance and catastrophe reinsurance. We determine the appropriate amount of reinsurance based on our evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions including the availability and pricing of reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on a review of our reinsurers’ financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound.

Catastrophe reinsurance serves to protect the ceding insurer from significant losses arising from a single event such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. Under our catastrophe reinsurance agreements, we ceded $0.4 million of losses in 2003 and $1.1 million of losses in 2002, as a result of deterioration in the 2001 accident year, and $20.3 million of losses in 2001.

In 1999, we entered into a whole account aggregate excess of loss reinsurance agreement, which provides coverage for accident year 1999 for our property and casualty business. The program covered losses and allocated LAE, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. As a result of this agreement, we recognized net expenses of $5.9 million and $3.9 million for the years ended December 31, 2003 and 2002 and a net benefit of $0.2 million for the year ended December 31, 2001, based on estimates of losses and allocated LAE for accident year 1999. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.

We are subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, we are required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage. These market mechanisms and pooling arrangements include the Massachusetts Commonwealth Automobile Reinsurers and the Michigan Catastrophic Claims Association.

ALLMERICA FINANCIAL SERVICES

Prior to September 30, 2002, the Allmerica Financial Services segment manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products. In the fourth quarter of 2002 and as a result of ratings downgrades (see Rating Agency Actions), we ceased the sale of proprietary products. As a result, the factors that affect our results of operations after the cessation of sales of proprietary products are substantially different from those in effect prior to that date.

In addition, in the fourth quarter of 2003, we discontinued the retail sales operations of our broker/dealer, VeraVest, which sold non-proprietary products through our former life insurance and annuity agency channel. During the year ended December 31, 2003, we recognized $11.5 million of asset impairments as a result of this action. Of this amount, $8.1 million relates to receivables and fixed assets and $3.4 million relates to capitalized technology costs. We also incurred a pre-tax charge of $21.9 million for severance and other expenses related to exiting our broker/dealer business and expect to incur an additional pre-tax charge of approximately $3 million to $5 million, primarily in the first quarter of 2004. We expect that brokerage and investment management income and brokerage and investment management variable expenses will be significantly lower than in the past. Operating expenses associated with this business will also be lower primarily due to lower employee related costs. In addition, this decision may have a negative impact on persistency and financial results in the policies that were sold through our former agency distribution channel. Although we believe that our current, overall

33	ALLMERICA FINANCIAL ANNUAL REPORT 2003

DAC assumptions remain reasonable, we cannot provide assurance that persistency in this channel will not differ from our assumptions, and therefore DAC amortization may be affected in future periods.

The following table summarizes the results of operations for the Allmerica Financial Services segment for the periods indicated.

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)

Segment revenues
Premiums	$41.9	$48.1	$49.0
Fees:
Fees from surrenders	66.9	61.9	31.6
Other proprietary product fees	252.4	347.9	360.0
Net investment income	199.0	283.9	288.9
Brokerage and investment management income(1)	107.0	82.5	75.6
Other income	36.5	30.4	21.5

Total segment revenues	703.7	854.7	826.5

Policy benefits, claims and losses	259.0	501.6	346.8
Policy acquisition costs	140.8	674.1	77.8
Brokerage and investment management variable expenses(1)	68.7	55.9	41.8
Other operating expenses	208.3	248.1	217.1

Segment income (loss)	$26.9	$(625.0)	$143.0

(1)	Brokerage and investment management income primarily reflects fees earned from the distribution of non-proprietary insurance and investment products as well as the management of assets for proprietary products through VeraVest. Variable expenses related to this business primarily consist of commissions and subadvisory fees.

2003 Compared to 2002

Allmerica Financial Services segment income was $26.9 million in 2003 compared to a loss of $625.0 million in 2002. Income in 2003 includes a charge of $11.5 million relating to the impairment of assets resulting from our decision to discontinue the retail operations of VeraVest. The loss in 2002 reflects the net charges of $698.3 million relating to the shutdown of proprietary life insurance and annuity product sales.

The following table summarizes the aforementioned charges and benefits for 2002. These items are discussed in further detail in the “Deferred Acquisition Costs”, “Guaranteed Minimum Death Benefits” and “Technology Costs” sections of this discussion.

FOR THE YEAR ENDED DECEMBER 31	2002
(In millions)

Additional DAC Amortization:
Revision of surrender rate assumptions	$171.1
Equity market depreciation	202.8
Revision of market-related appreciation assumptions	43.3
Revision of GMDB long-term cost assumptions	61.7
Revision of future fees assumption	(8.5)
Impairment of DAC asset	159.0

629.4

GMDB:
Revision of long-term cost assumptions	106.7
Reduction of DAC amortization	(67.6)

39.1

Impairment of capitalized technology costs	29.8

Total	$698.3

Our decision to cease sales of proprietary products and ratings downgrades during 2002 resulted in a substantial increase in redemptions of variable annuities, beginning in the fourth quarter of 2002. Annuity redemptions in 2003 were $2.5 billion compared to $2.8 billion in 2002, of which $1.2 billion occurred during the fourth quarter of 2002. Additional surrender fees received in 2003 were largely offset by additional DAC amortization, reflecting our current DAC assumptions, which mandate a higher amortization level as a percentage of gross profits.

Other proprietary fees decreased $95.5 million, to $252.4 million in 2003, primarily due to the sale of our universal life insurance business (see Significant Transactions – Sale of Universal Life Insurance Business) and to lower average variable annuity asset levels. Average variable annuity asset levels declined primarily as a result of the cumulative redemptions during the prior twelve months. Net investment income declined $84.9 million, to $199.0 million in 2003, primarily due to lower average invested general account assets. This resulted primarily from increased redemptions and the transfer of assets related to the sale of the universal life insurance business. In addition, net investment income decreased due to the replacement of high-yield investments with lower yielding, higher quality fixed income securities (see Investment Portfolio).

Brokerage and investment management income increased $24.5 million, to $107.0 million in 2003. Prior to our discontinuance in the fourth quarter of 2003 of the retail sales operations of our broker/dealer, increased sales of non-proprietary products resulted in additional brokerage income of $35.3 million. The fees generated from these sales were

ALLMERICA FINANCIAL ANNUAL REPORT 2003	34

partially offset by additional commissions of $16.6 million paid to registered representatives during 2003. Investment management income declined $8.2 million due to lower average assets under management.

Other income increased $6.1 million in 2003, to $36.5 million primarily due to increased revenues generated by higher asset-based distribution fees and a termination fee related to one large group variable universal life insurance client.

Policy benefits in 2003 decreased $242.6 million, to $259.0 million. During 2002, based on our revised expectations for the long-term cost of GMDB, we recorded a reserve increase of $106.7 million. Excluding the effect of the reserve adjustments in 2002, policy benefits would have decreased $135.9 million. This decline is primarily the result of the sale of our universal life insurance business and lower expenses related to GMDB. Additionally, policy benefits decreased due to a decline in interest credited on general account assets resulting from lower average general account assets. Expenses related to GMDB, excluding the aforementioned $106.7 million reserve adjustment, declined $31.1 million, from $77.1 million in 2002 to $46.0 million in 2003. See also “Guaranteed Minimum Death Benefits” below.

Policy acquisition expenses decreased $533.3 million, to $140.8 million in 2003. As discussed in detail in the “Deferred Acquisition Costs” section below, during 2002, we recorded adjustments to DAC amortization totaling $629.4 million. In addition, as a result of the $106.7 million GMDB reserve adjustment mentioned above, DAC amortization was reduced by $67.6 million in 2002. These adjustments during 2002 represent more than the entire difference from the current year. In fact, absent these adjustments, policy acquisition expenses would have increased $28.5 million in 2003 versus 2002. The primary reason for this $28.5 million adjusted increase in DAC amortization is that we now apply a higher amortization percentage, as mandated by our current DAC assumptions, to current gross profits generated by existing annuity accounts. Higher amortization percentages have been used since the fourth quarter of 2002. Additionally, we had incremental DAC amortization expenses related to redemptions, as described above. These increases in DAC amortization were partially offset by additional items resulting in a $12.9 million net decrease in DAC amortization in 2003. See “Deferred Acquisition Costs” below for a detailed discussion of these adjustments to the DAC asset in 2003.

Brokerage and investment management variable expenses increased $12.8 million, to $68.7 million in 2003. The increase primarily reflects the aforementioned $16.6 million increase in commissions, partially offset by lower investment management expenses due to lower average assets under management.

Other operating expenses decreased $39.8 million, to $208.3 million in 2003. The decrease is primarily due to a $29.8 million impairment expense in 2002 related to technology used in our proprietary variable annuity and variable universal life business. Of this amount, $29.1 million related to capitalized software development costs. The remaining $0.7 million related to technology hardware. In 2003, we recognized the aforementioned $11.5 million charge related to asset impairments resulting from our decision to discontinue retail operations of VeraVest. Of the $11.5 million, $8.1 million relates to receivables and fixed assets and $3.4 million relates to software costs. See “Technology Costs” below for a detailed discussion of these items. Excluding the asset impairments in 2003 and 2002, other operating expenses would have decreased $21.5 million. This decrease reflects lower distribution and insurance operation expenses, partially offset by acquisition costs that we had been allowed to defer in 2002, as they related to proprietary annuity and insurance sales. We no longer offer these products, so we are no longer deferring these types of costs.

2002 Compared to 2001

Segment results deteriorated $768.0 million, to a loss of $625.0 million during 2002. This loss reflects the aforementioned net charges of $698.3 million. During 2002, fees from surrenders increased $30.3 million, to $61.9 million as a result of increased annuity redemptions, primarily in the fourth quarter as a result of the ratings downgrades. This increase was partially offset by a $12.1 million decline in all other fees related to proprietary products, primarily resulting from lower average invested assets.

Deferred Acquisition Costs

As discussed further in “Critical Accounting Policies”, DAC for variable life products and variable annuities consists of commissions, underwriting costs and other costs that are amortized in proportion to the estimated total gross profits from such products. We estimate that these costs will be earned over the expected life of the insurance contracts to which such costs relate. To estimate the profitability of our insurance contracts, we establish and apply assumptions relating to, among other matters, appreciation of account assets, contract persistency and contract costs (such as those relating to any GMDB feature and fees payable to distributors). We regularly evaluate these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions.

35	ALLMERICA FINANCIAL ANNUAL REPORT 2003

2002

The substantial and sustained decline in the equity market, culminating in the third quarter of 2002, precipitated a number of significant events which caused us to incur large increases in DAC amortization. These included, in large part, substantial ratings downgrades, which contributed to our decision to cease new sales of proprietary variable annuity and life products. We believe that this business decision will adversely affect the profitability of our existing policies and contracts by significantly decreasing the persistency of customer accounts. Decreased persistency also will increase the cost of the GMDB feature of variable annuity contracts, further reducing profitability. This results from a reduction of revenues in future periods due to a decline in average invested assets, whereby the revenues will not be sufficient to offset GMDB claims in the near term. In addition, the 2002 market decline resulted in significant differences in actual account value investment returns from those assumed. This required us to substantially increase the level of DAC amortization and GMDB expense under existing assumptions and to reassess the appropriate long-term assumptions on account appreciation and GMDB cost. As a result, we revised downward our assumptions regarding future account appreciation and increased expectations regarding the long-term cost of the GMDB feature. Finally, our evaluation of the compounding effects of the market decline and AFS business model changes on the anticipated profitability of our distribution channels caused us to determine that there had been a permanent impairment of the remaining DAC asset related to the former Partners distribution channel (see Annuity Account Values and Redemptions for a description of the former distribution channels). Each of these increased costs and changed assumptions are discussed further below.

The aforementioned $629.4 million of DAC adjustments in 2002 consisted of six separate items. First, we anticipated that ratings downgrades (see Rating Agency Actions) and our decision to cease new sales of proprietary life insurance and annuity products would unfavorably affect the persistency of then existing customer accounts. This resulted in the reduction of our estimate of future gross profits and $171.1 million of additional DAC amortization in 2002.

Second, we reduced our estimate of future gross profits expected from our then existing variable annuity contracts and variable life insurance policies, resulting in additional amortization of $202.8 million in 2002, reflecting the significant and sustained declines in equity market values and our application of the reversion-to-the-mean accounting methodology.

Third, we reviewed and reset our assumptions regarding future market-related appreciation of separate account assets and our application of the reversion-to-the-mean accounting methodology. In view of the additional market declines in the third quarter of 2002, as well as the reduced time horizon resulting for the revised persistency expectations, we reduced our expected rate of annual appreciation to 8 percent (2 percent per quarter), starting with September 30, 2002 asset levels. This reduced expected future profits and resulted in $43.3 million of additional DAC amortization in 2002.

Fourth, we increased our assumptions related to the long-term cost of GMDB for variable annuity products (see the discussion of GMDB reserves below). The increased cost estimates affected our expectation of future gross profits, resulting in additional DAC amortization of $61.7 million in 2002.

Fifth, we changed our estimates of future fees from certain annuity contracts, which decreased amortization by $8.5 million in 2002.

Finally, we recognized additional amortization of $159.0 million in 2002 related to our former Partners distribution channel. After reviewing all assumptions affecting future profits assumed in our DAC methodology, including the effect of the aforementioned adjustments, we determined that the remaining DAC asset related to Partners exceeded the present value of total expected gross profits by $159.0 million. Accordingly, we recognized a permanent impairment to our DAC asset of this amount. A permanent impairment in 2002 was not required for the other distribution channels because of their higher expected profitability.

2003

During 2003, we had six additional items reducing DAC amortization by a total of $12.9 million. First, because the equity market returns in 2003 exceeded the assumptions in our DAC estimation process, we recognized reduced DAC amortization of $17.8 million. Our level of DAC amortization continues to be sensitive to equity market returns, since equity market returns affect our estimate of future gross profits from variable products. To the extent that the return in any quarter is greater than the approximately 2 percent assumed in our model, amortization is reduced, and vice versa. Excluding the effect, if any, from the GMDB hedging program and SOP 03-1, (see Guaranteed Minimum Death Benefits), we believe each 1 percent variation from expected market appreciation will affect DAC amortization and segment income by approximately $1 million.

Second, we recognized additional amortization of $4.5 million, related to our former Select and Partners distribution channels. We determined that the remaining DAC asset related to our former Select and Partners channels exceeded the present value of total expected gross profits by $3.4 million and $1.1 million, respectively in 2003. Accordingly, we recognized permanent impairments to our DAC asset for these amounts.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	36

Third, to facilitate our ongoing recoverability testing for the former Partners and Select distribution channels, we refined our methodology concerning the aggregation of annuity contracts for the purposes of estimating future gross profits and current amortization. This refinement resulted in $19.2 million of additional amortization in 2003.

Fourth, for all three distribution channels, we revised our estimate of persistency of variable annuity contracts. Overall, we now expect better persistency than we had anticipated previously in 2002. This is primarily the result of the significant decline in redemptions throughout 2003. Although we had anticipated that redemptions would moderate throughout the year, the degree of decline in 2003 was greater than expected and caused us to change our persistency expectations. This change resulted in a $20.2 million decrease in DAC amortization in 2003. Changes in persistency, including changes resulting from our decision to cease retail sales through VeraVest as described previously, may continue to affect DAC amortization in future periods.

Fifth, we revised our estimate of policy maintenance costs for both our life insurance contracts and our annuity products. This change resulted in $5.8 million of additional amortization in 2003.

Finally, we revised our estimate related to certain fees from annuity products based on the current mix of business. This change resulted in a $4.4 million decrease in DAC amortization in 2003.

As a result of resetting the long-term assumption for market related appreciation to 8 percent annually and applying the reversion-to-the-mean accounting methodology, we believe that DAC amortization will be less sensitive to short-term market movements. Additionally, we believe that our redemption levels will remain consistent with those experienced in 2003. Therefore, we expect similar levels of DAC amortization in future periods as experienced in 2003.

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

Guaranteed Minimum Death Benefits

The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. If the GMDB is higher than the current account value at the time of death, we incur a cost equal to the difference. As of December 31, 2003, the difference between the GMDB and the current account value (the “net amount at risk”) for all existing contracts was approximately $2.6 billion, compared to approximately $4.6 billion at December 31, 2002. The decrease was the result of an increase in equity market values during the year, as well as surrenders, which result in forfeitures of the GMDB benefit. For each one percent increase or decrease in the S&P 500 Index from December 31, 2003 levels, the net amount at risk is estimated to increase or decrease by approximately $50 million to $70 million.

To estimate the cost of the GMDB feature with respect to the profitability of the related insurance contract, we establish and apply various assumptions relating to the appreciation of related account assets, mortality and contract persistency, among other matters. We regularly evaluate these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions. The compounding effects of the significant market decline in 2002, the ratings downgrades, increased annuity surrenders and related AFS strategic business changes resulted in significantly decreased account values and persistency assumptions at September 30, 2002, which required us to reassess and increase our long-term cost of GMDB assumptions.

We have a policy of providing reserves for GMDB based on our best estimate of the long-term cost of GMDB. As of September 30, 2002, we reassessed our expectation of the long-term cost of GMDB in view of the then net amount at risk and revised persistency expectations, as well as the absence of additional deposits at the then current market levels. This resulted in revised expectations of the long-term cost of GMDB. We calculated a reserve of $106.7 million at September 30, 2002, and recognized this amount in policy benefits. This was partially offset by a reduction in DAC amortization of $67.6 million. It should be noted that including the aforementioned $106.7 million reserve increase, the total provision for GMDB recognized in policy benefits during 2002 was $183.8 million. Excluding the $106.7 million reserve, GMDB expenses increased $55.1 million to $77.1 million in 2002, as compared to $22.0 million in 2001. These amounts were partially offset by reduced DAC amortization of $38.2 million and $10.0 million in 2002 and 2001, respectively.

The following table provides a reconciliation of our beginning and ending reserve for GMDB utilizing generally accepted accounting principles. These reserves differ from the statutory GMDB reserves disclosed in the section

37	ALLMERICA FINANCIAL ANNUAL REPORT 2003

“Statutory Capital of Insurance Subsidiaries”, which are calculated using prescribed statutory accounting principles.

DECEMBER 31	2003	2002
(In millions)
Reserve for GMDB, beginning of year	$81.2	$—
Provision for GMDB	46.0	183.8
Claims from policyholders	(92.8)	(95.2)
Claims ceded to reinsurers(1)	74.7	0.9

Claims, net of reinsurance(2)	(18.1)	(94.3)
GMDB reinsurance premiums paid(2)	(82.9)	(8.3)

Reserve for GMDB, end of year	$26.2	$81.2

(1)	Claims ceded to reinsurers exclude those contracts with a date of death prior to December 1, 2002 and certain other claims.

(2)	We maintain a GMDB mortality reinsurance program covering the incidence of mortality on variable annuity policies. We pay the reinsurers monthly premiums based on variable annuity net amount at risk in exchange for reimbursement of the net amount at risk portion of qualified cash claims. We retain the market risk associated with the net amount at risk on the variable annuity business.

We will adopt in the first quarter of 2004 Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”) effective January 1, 2004. SOP 03-1 provides guidance for, among other items, determining liabilities for GMDB costs. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions including, among other items, estimates of future market returns and expected contract persistency. Based on the equity market level as of December 31, 2003, we currently estimate that the impact of adopting SOP 03-1 will require us to record an additional $85 million to $95 million pre-tax charge to earnings during the first quarter of 2004, reflected in cumulative effect of a change in accounting principle in the Consolidated Statements of Income. This reflects adjustments to both our GMDB reserve and our DAC asset, as well as additional reserves required for our product features. Due to the inherent volatility of the reserve calculation required under SOP 03-1, we are unable to estimate the annual GMDB expense for 2004. Subsequent to the adoption of SOP 03-1, changes in the reserve will continue to be included in segment income.

On December 3, 2003, we implemented a hedging program for our in-force variable annuity policies with GMDB features. The program’s primary purpose is to provide us with an economic hedge against increased GMDB claims which could arise from declines in the equity market below levels at December 3, 2003. Also, the program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. However, it does not hedge or reduce our cost from the net amount at risk existing at December 3, 2003.

We expect that the hedge program will partially offset the volatility associated with the GMDB reserve upon adoption of SOP 03-1. If the equity market declines, we believe that gains on the hedge derivatives will partially offset any increases in the GMDB reserve required under SOP 03-1. Alternatively, if the equity market rises, we expect a decrease in the GMDB reserve to be partially offset by losses from the hedge derivatives. However, we are uncertain as to the degree that the hedge program will partially offset the volatility associated with the GMDB reserve upon adoption of SOP 03-1.

The program utilizes a dynamic hedging approach involving exchange traded futures contracts. Under the program, hedge contracts are expected to generate cash to fund increases in GMDB claims resulting from declines in the equity market.

In connection with the GMDB hedging program we incurred $8.4 million in pre-tax losses on the hedge contracts in 2003. These losses were partially offset by lower deferred acquisition cost amortization in 2003. These losses are the result of the increased equity market levels between December 3 and December 31, 2003. In 2003, these losses are included in losses (gains) on derivative instruments in the Consolidated Statements of Income and are not included in segment income. Beginning January 1, 2004, the results of the GMDB hedge contracts will be included in segment income.

Technology Costs

During 2003, we recognized $3.4 million of asset impairments related to technology used for our distribution of non-proprietary products, reflected in other operating expenses. During 2002, we recognized $29.8 million of asset impairments related to technology used in our variable annuity and variable universal life business, reflected in other operating expenses. In light of the restructuring of our AFS business, we concluded that expected future cash flows do not support continued capitalization of the entire cost of these technology assets. Accordingly, we recognized the aforementioned permanent impairments in other operating expenses.

Annuity Account Values and Redemptions

The following table summarizes annuity account values and redemption activity for the AFS segment, according to the three distribution channels we used prior to discontinuing sales of proprietary products in the fourth quarter of 2002. Redemptions include both full policy and partial policy surrenders, withdrawals and death benefits (to the extent equal to account value).

ALLMERICA FINANCIAL ANNUAL REPORT 2003	38

(In millions)	2003		2002		2001
	Account Values(1)	Redemptions(2)	Account Values(1)	Redemptions(2)	Account Values(1)	Redemptions(2)
Agency	$4,623.6	$1,142.0	$5,993.8	$847.1	$6,728.4	$584.5
Select	2,995.3	624.7	3,406.0	879.0	3,074.6	394.4
Partner	4,507.2	775.7	5,123.3	1,050.7	5,127.4	664.4

Total	$12,126.1	$2,542.4	$14,523.1	$2,776.8	$14,930.4	$1,643.3

(1)	Account values reflect market values as of January 1 of the year indicated.

(2)	Redemptions reflect annual activity for the year indicated.

Prior to the fourth quarter of 2002, we distributed our annuity products primarily through three distribution channels: (1) “Agency”, which consisted of our former career agency force; (2) “Select”, which consisted of a network of third party broker/dealers; and (3) “Partners”, which included distributors of the mutual funds advised by Scudder Investments, Pioneer Investment Management, Inc. and Delaware Management Company.

Redemptions totaled $1.3 billion in the fourth quarter of 2002 and $1.0 billion in the first quarter of 2003, driven largely by the actions affecting AFS in 2002, and averaged approximately $500 million in the subsequent quarters of 2003. In addition, we could experience an increase in redemptions in our former Agency channel as a result of our decision to cease retail sales through VeraVest and terminate the contracts of the registered representatives who constituted our former Agency channel. Nevertheless, we believe that our current, overall DAC assumptions include reasonable redemption levels. However, we cannot provide assurance that ultimately redemptions will not differ from our assumptions. Therefore, DAC amortization may be adversely affected in future periods.

Life Company Segment Income Excluding Certain Non-Cash Items

In addition to our review of segment income, beginning in 2003, we also utilize an alternative non-GAAP method of viewing this business and that of our Asset Management business. We adjust the combined segment income for both AFS and Asset Management for various non-cash items. We believe this measure allows for the review of the performance of this business based on the current cash operations. In addition, this measure provides us with information regarding cash flows of this business that we can use in assessing the funding requirements to support these operations and any excess cash the business may be generating. However, this measure does not reflect statutory earnings or increases in statutory surplus available to dividend from the life insurance companies. In addition, all dividends from our life insurance companies are subject to regulatory approval (see Liquidity and Capital Resources on pages 54 to 56 of this Annual Report on Form 10-K and Note 15—Dividend Restrictions on page 97 of this Annual Report on Form 10-K). The following table provides a reconciliation of segment income to segment income excluding certain non-cash items.

FOR THE YEAR ENDED DECEMBER 31	2003
(In millions)
Allmerica Financial Services segment income	$26.9
Asset Management segment income	11.3

38.2

Deferred acquisition cost operating amortization, net	131.1
Property, plant and equipment depreciation	12.7
VeraVest asset impairment	11.5
Statement of Position 98-1 amortization, net	4.1
Goodwill impairment	2.1
Change in guaranteed minimum death benefit reserves	(55.0)

Total segment income excluding certain non-cash items	$144.7

We adjust segment income for DAC because the cash payments related to the acquisition of the remaining business were made in prior years. Since we are no longer selling the products that generated these deferred costs, we do not expect any future cash payments associated with DAC. Additionally, we adjust segment income for the change in our GMDB reserve because this change represents the difference between the cash GMDB payments and the related expense reflected in segment income. The items excluded from segment income, including DAC amortization, the change in our GMDB reserve, depreciation and amortization of certain assets, and asset impairments may be significant in understanding and assessing our financial performance. Segment income excluding certain non-cash items, should not be construed as a substitute for segment income or net income determined in accordance with GAAP.

39	ALLMERICA FINANCIAL ANNUAL REPORT 2003

ASSET MANAGEMENT

The following table summarizes the results of operations for the Asset Management segment.

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Interest margins on GICs:
Net investment income	$71.8	$100.2	$144.3
Interest credited	66.9	85.7	127.5

Net interest margin	4.9	14.5	16.8

Premium financing business:
Fees	14.4	13.5	—
Operating expenses	12.0	9.8	—

Net premium financing income	2.4	3.7	—

Fees and other income:
External	6.5	8.1	6.5
Internal	5.2	5.9	5.2
Other operating expenses	(7.7)	(7.8)	(7.8)

Segment income	$11.3	$24.4	$20.7

Average GIC deposits outstanding	$1,360.2	$2,122.7	$2,737.9

Outstanding GIC deposits, end of year	$1,407.8	$1,410.0	$2,689.7

2003 Compared to 2002

Asset Management segment income decreased $13.1 million, or 53.7%, to $11.3 million during 2003. Earnings in 2003 include a $1.2 million loss related to unfavorable fluctuations in foreign currency exchange rates. Excluding the effect of this loss, segment income would have decreased by $11.9 million, or 48.8%, primarily due to lower average GIC deposits outstanding and the effect of replacing high yield investments with lower yielding, higher quality fixed income securities. In addition, earnings from our external client asset management business decreased $2.5 million, primarily due to reduced average assets under management, following the loss of one large institutional client.

Ratings downgrades during 2002 (see Rating Agency Actions) resulted in the termination of all remaining short-term funding agreements, and ultimately, we ceased selling new long-term funding agreements in 2002. Furthermore, we retired some of our funding agreements at discounts during 2003 and in the fourth quarter of 2002. Although these retirements resulted in gains for us (see Consolidated Overview), income from the GIC product line will be unfavorably affected in future periods due to the declining balance of outstanding GIC deposits and lower interest spreads from the remaining GICs resulting from investments in lower yielding securities. Excluding foreign currency fluctuations, we expect that net interest margins from GICs will be modestly negative in 2004. In addition, we expect the lower income from our external client and asset management business to continue.

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. These hedges resulted in a $5.9 million reduction in net investment income during 2003, as compared to a $37.7 million reduction in net investment income in 2002, offset by similar reductions in GIC interest credited during both periods. The decreased effect of derivative instruments was due to a decrease in average outstanding GIC deposits and the associated hedges. In addition, these hedges resulted in a $9.0 million decrease in other income during 2003, resulting from exposure to foreign currency fluctuations from futures contracts entered into in the fourth quarter of 2002 which were deemed “ineffective” hedges for accounting purposes. In December 2003, the ineffective futures contracts were replaced with foreign currency swaps, which are expected to be “effective” hedges for accounting purposes, thus we do not expect the fluctuations to recur in the future. However, there can be no assurance that we will not experience losses from ineffective hedges in the future.

2002 Compared to 2001

Asset Management segment income increased $3.7 million, or 17.9%, to $24.4 million in 2002 primarily due to the inclusion of $3.7 million of earnings related to our premium financing subsidiary, AMGRO, in 2002, which was previously included in the Property and Casualty segment. In addition, segment income increased due to an increase in fees and other income related to external clients, offset by lower earnings on GICs. New external assets under management resulted in an increase in earnings from asset management services provided to external clients. Earnings on GICs decreased $2.3 million primarily due to lower net investment income and to withdrawals of short-term funding agreements. Net investment income declined primarily due to lower prevailing fixed maturity investment rates, and to the effect of defaults on certain fixed maturities supporting GIC obligations.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	40

As noted above, we use derivative instruments to hedge interest rate and currency exchange risks related to our GIC portfolio (see Derivative Instruments). These hedges resulted in a $37.7 million reduction in net investment income during 2002, as compared to a $48.0 million reduction in net investment income during 2001. These reductions in net investment income were offset by similar reductions in GIC interest credited during the respective periods. The decreased effect of derivative instruments was due to a decrease in average outstanding GIC deposits and the associated hedges.

CORPORATE

The following table summarizes the results of operations for the Corporate segment for the periods indicated.

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Segment revenues
Net investment income	$1.9	$5.0	$6.7
Interest expense	39.9	39.9	39.9
Other operating expenses	57.5	53.2	55.2

Segment loss	$(95.5)	$(88.1)	$(88.4)

Segment loss increased $7.4 million, or 8.4%, to $95.5 million in 2003, and decreased $0.3 million, or 0.3%, to $88.1 million in 2002. Corporate overhead costs in 2003 included increased employee compensation and pension costs, while these costs in 2002 reflect lower employee compensation costs due to forfeited stock grants by our previous President as a result of his resignation. The continued decline in net investment income is principally due to lower average invested assets and to lower investment yields.

Interest expense for all periods relates to the interest paid on our Capital Securities and Senior Debentures. Prior to the adoption of Statement No. 150, interest expense on our Capital Securities was reflected as minority interest.

INVESTMENT PORTFOLIO

We held general account investment assets diversified across several asset classes, as follows:

DECEMBER 31	2003		2002
(In millions, except percentage data)
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities(1)	$7,646.5	89.3%	$8,003.1	87.1%
Equity securities(1)	15.3	0.2%	52.8	0.6%
Mortgages	175.1	2.0%	259.8	2.8%
Policy loans(1)	268.0	3.1%	361.4	3.9%
Cash and cash equivalents(1)	380.5	4.5%	389.8	4.2%
Other long-term investments	80.7	0.9%	129.7	1.4%

Total	$8,566.1	100.0%	$9,196.6	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $630.5 million, or 6.9%, to $8.6 billion during 2003, primarily as a result of the settlement of payables associated with the sale of our universal life insurance business. Approximately $550 million of investment assets, with an amortized value of $525 million, were used for this settlement (see Significant Transactions – Sale of Universal Life Insurance Business). In addition, investment assets, particularly fixed maturities, declined as a result of annuity redemptions from the general account in the AFS segment and retirement of certain long-term funding agreements in the Asset Management segment. Mortgage loans decreased $84.7 million primarily due to increased prepayments and maturities of these investments, as well as our decision to discontinue investing new funds in these instruments.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 94.0% at December 31, 2003 and 90.5% at December 31, 2002 of our total fixed maturity portfolio.

41	ALLMERICA FINANCIAL ANNUAL REPORT 2003

The following table provides information about the credit quality of our fixed maturities at December 31, 2003 and 2002:

DECEMBER 31		2003		2002
(In millions)
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
1	Aaa/Aa/A	$4,702.6	$4,859.9	$4,818.3	$5,061.4
2	Baa	2,221.7	2,329.8	2,076.8	2,180.5
3	Ba	225.4	235.8	443.4	410.6
4	B	140.4	149.8	225.8	212.6
5	Caa and lower	40.2	54.0	119.2	110.5
6	In or near default	16.0	17.2	32.4	27.5

Total fixed maturities		$7,346.3	$7,646.5	$7,715.9	$8,003.1

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 6.0% for the year ended December 31, 2003 and 6.7% for the year ended December 31, 2002. This decline reflects lower prevailing fixed maturity investment rates and an increased emphasis on purchasing higher credit quality fixed maturities during 2003, as compared to 2002. We expect that the lower prevailing fixed maturity investment rates reflected in the current interest rate environment will continue to negatively affect our investment yield.

At December 31, 2003, $247.5 million of our fixed maturities were invested in traditional private placement securities, as compared to $423.1 million at December 31, 2002. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $55.6 million of realized losses on other-than-temporary impairments of fixed maturities for the year ended December 31, 2003, as compared to $223.6 million for the year ended December 31, 2002, principally resulting from our exposure to below investment grade securities. Other-than-temporary impairments of fixed maturities in 2003 included: $18.8 million related to the airline/transportation sector; $11.6 million related to the industrial sector; $10.4 million related to securitized investments; and $7.1 million related to the finance sector. Other-than-temporary impairments of fixed maturities in 2002 included: $66.1 million related to the communication sector; $49.6 million related to the airline/transportation sector; $25.9 million related to the utility sector; $23.9 million related to securitized investments; and $19.3 million related to the energy sector. In addition, we recognized $6.0 million of realized losses on other-than-temporary impairments of equity securities and other long-term investments during 2003, compared to $14.9 million in 2002.

In our determination of other-than-temporary impairments, we consider several factors and circumstances including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; a prolonged period in which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary losses are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in fact, be adequate to cover future losses or that we will not have additional impairments in the future.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	42

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position at December 31, 2003 and 2002:

DECEMBER 31	2003		2002
(In millions)
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
0-6 months	$17.8	$1,023.5	$13.4	$287.2
7-12 months	15.7	331.7	1.1	28.5
Greater than 12 months	4.9	96.3	17.4	160.9

Total investment grade fixed maturities	38.4	1,451.5	31.9	476.6
Below investment grade fixed maturities:
0-6 months	1.2	38.5	15.9	120.4
7-12 months	2.5	8.2	17.4	139.1
Greater than 12 months	5.7	37.1	41.1	156.1

Total below investment grade fixed maturities	9.4	83.8	74.4	415.6
Equity securities	0.1	1.8	0.4	1.1

Total fixed maturities and equity securities	$47.9	$1,537.1	$106.7	$893.3

We had $47.9 million of gross unrealized losses on fixed maturities and equity securities at December 31, 2003, as compared to $106.7 million at December 31, 2002. Approximately $9.9 million of the gross unrealized losses at December 31, 2003 relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, compared to $1.8 million at December 31, 2002. At both December 31, 2003 and 2002, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary as it is our assessment that these securities will recover in the near-term. Furthermore, as of December 31, 2003, we had the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other than temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at December 31, 2003 and 2002. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

DECEMBER 31	2003	2002
(In millions)
Due in one year or less	$2.0	$3.2
Due after one year through five years	4.6	39.8
Due after five years through ten years	22.0	36.7
Due after ten years	19.2	26.6

Total fixed maturities	47.8	106.3
Equity securities	0.1	0.4

Total fixed maturities and equity securities	$47.9	$106.7

We had fixed maturity securities with a carrying value of $28.6 million on non-accrual status at December 31, 2003, as compared to $39.9 million at December 31, 2002. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $7.6 million for the year ended December 31, 2003, as compared to a reduction of $19.5 million for the year ended December 31, 2002. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

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

43	ALLMERICA FINANCIAL ANNUAL REPORT 2003

On December 3, 2003, we implemented an economic hedging program involving exchange traded futures contracts to hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003 (See Allmerica Financial Services – Guaranteed Minimum Death Benefits). The program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. During the year ended December 31, 2003, we recognized $8.4 million in losses as losses (gains) on derivative instruments in the Consolidated Statements of Income as a result of this program. The GMDB hedges do not qualify for hedge accounting under Statement No. 133.

We recognized $4.3 million of net realized losses on derivatives for the year ended December 31, 2003, $53.1 million of losses for the year ended December 31, 2002 and $32.9 million of losses for the year ended December 31, 2001. The realized losses during 2003 were primarily due to the termination of derivative instruments used to hedge funding agreements, in response to the retirement of certain long-term funding agreements at discounts. The realized losses during 2002 were primarily due to the termination of derivative instruments used to hedge funding agreements, during a declining interest rate environment, in response to short-term funding agreement withdrawals and the retirement of certain long-term funding agreements at discounts. The realized losses during 2001 were primarily due to the termination of interest rate swap contracts in response to short-term funding agreement withdrawals.

In 2001, we managed the risk of cash flow variability on floating rate funding agreements that were matched with fixed rate securities, by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In accordance with the provisions of Statement No. 133, which we adopted on January 1, 2001, the swap contracts were considered cash flow hedges of the interest rate risk associated with the floating rate funding agreements, including funding agreements with put features allowing the policyholder to cancel the contract prior to maturity. We no longer have outstanding floating rate funding agreements with put features. In addition, we no longer offer long-term or short-term funding agreements. During 2001, we reclassified losses of $35.8 million to losses (gains) on derivative instruments in the Consolidated Statements of Income from other comprehensive income related to payments that were not probable of occurring on ineffective interest rate swap contracts. During 2002, we reclassified these losses to realized investment gains (losses) from losses (gains) on derivative instruments in the Consolidated Statements of Income. These reclassifications, which occurred during the first and second quarters of 2002, were due to the termination of interest rate swap contracts.

MARKET RISK AND RISK MANAGEMENT POLICIES

Interest Rate Sensitivity

Our operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of our interest-earning assets and the amount of interest-bearing liabilities that are paid, withdrawn, mature or re-price in specified periods. We have developed an asset/liability management approach tailored to specific insurance or investment product objectives. The principal objective of our approach is to provide maximum levels of net investment income, while maintaining acceptable levels of interest rate and liquidity risk and facilitating our funding needs. We manage our investment assets in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, we develop investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. We have a general policy of diversifying investments both within and across all portfolios. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors, and in the case of mortgages, property types and geographic locations. In addition, we currently carry long-term debt. At December 31, 2002, we held mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of our holding company. In accordance with Statement No. 150, the mandatorily redeemable preferred securities have been reclassified to long-term debt in our Consolidated Balance Sheet for the year ended December 31, 2003. Under this statement, reclassification of these instruments in prior periods was not permitted.

We use derivative financial instruments, primarily interest rate swaps, with indices that correlate to balance sheet instruments to modify our indicated net interest sensitivity to levels we deem appropriate. Specifically, for floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. Additionally, we use exchange traded financial futures contracts to hedge against interest rate risk on the reinvestment of fixed maturities. Prior to September 2002, we used exchange traded financial futures contracts to hedge against interest rate risk on anticipated GIC sales and other funding agreements. We no longer offer funding agreements (see Description of Operating Segments).

The following tables for the years ended December 31, 2003 and 2002 provide information about our financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The tables present principal

ALLMERICA FINANCIAL ANNUAL REPORT 2003	44

cash flows and related weighted-average interest rates by expected maturities, unless otherwise noted below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities, but exclude interest rate swap contracts and foreign currency swap contracts, which are disclosed in separate tables. Foreign-denominated fixed maturities are also shown separately in the table of financial instruments subject to foreign currency risk. For liabilities that have no contractual maturity, the tables present principal cash flows and related weighted-average interest rates based on our historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities and mortgage loans comprise an immaterial portion of the portfolio and do not have a significant impact on weighted-average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate.

FOR THE YEARS ENDED DECEMBER 31, 2003	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	FAIR VALUE 12/31/03
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$407.3	$870.9	$581.8	$415.0	$391.5	$4,590.1	$7,256.6	$7,678.8
Average interest rate	6.61%	6.97%	6.80%	6.40%	5.98%	5.88%	6.16%
Mortgage loans	$42.8	$13.6	$16.2	$10.1	$7.7	$86.7	$177.1	$183.6
Average interest rate	7.07%	7.35%	8.33%	7.81%	7.09%	7.82%	7.50%
Policy loans	$—	$—	$—	$—	$—	$268.0	$268.0	$268.0
Average interest rate	—	—	—	—	—	7.33%	7.33%
Rate Sensitive Liabilities:
Fixed interest rate GICs	$203.4	$—	$4.1	$—	$—	$—	$207.5	$217.0
Average interest rate	5.31%	—	7.99%	—	—	—	5.36%
Supplemental contracts without life contingencies	$35.1	$17.8	$10.9	$7.3	$0.4	$5.4	$76.9	$73.7
Average interest rate	2.06%	2.25%	2.53%	3.01%	4.32%	4.24%	2.40%
Other individual contract deposit funds	$11.5	$10.4	$9.4	$8.2	$7.4	$83.8	$130.7	$138.2
Average interest rate	3.96%	3.90%	3.85%	3.79%	3.75%	3.71%	3.84%
Other group contract deposit funds	$36.8	$29.5	$20.4	$15.3	$11.8	$48.4	$162.2	$165.3
Average interest rate	5.53%	5.36%	5.55%	5.59%	5.59%	5.58%	5.53%
Individual annuity contracts – general account	$102.5	$115.6	$111.3	$110.7	$103.9	$649.8	$1,193.8	$1,150.3
Average interest rate	3.35%	3.32%	3.32%	3.32%	3.33%	3.35%	3.33%
Trust instruments supported by funding obligations	$—	$735.5	$280.6	$—	$20.6	$124.8	$1,161.5	$1,210.8
Average interest rate	—	4.84%	3.50%	—	8.20%	6.00%	4.70%
Long-term debt	$—	$—	$—	$—	$—	$499.5	$499.5	$497.0
Average interest rate	—	—	—	—	—	7.97%	7.97%

45	ALLMERICA FINANCIAL ANNUAL REPORT 2003

FOR THE YEARS ENDED DECEMBER 31, 2002	2003	2004	2005	2006	2007	THEREAFTER	TOTAL	FAIR VALUE 12/31/02
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$778.4	$436.7	$907.6	$745.0	$581.8	$4,420.4	$7,869.9	$8,120.3
Average interest rate	5.61%	6.89%	7.24%	6.60%	5.03%	6.17%	6.23%
Mortgage loans	$25.9	$65.7	$14.7	$29.5	$17.1	$110.0	$262.9	$276.1
Average interest rate	6.19%	7.36%	7.42%	8.22%	7.75%	7.77%	7.54%
Policy loans	$75.6	$—	$—	$—	$—	$285.8	$361.4	$361.4
Average interest rate	7.42%	—	—	—	—	7.72%	7.66%
Company owned life insurance	$—	$—	$—	$—	$—	$67.2	$67.2	$67.2
Average interest rate	—	—	—	—	—	1.56%	1.56%
Rate Sensitive Liabilities:
Fixed interest rate GICs	$3.4	$100.0	$—	$103.8	$—	$—	$207.2	$220.4
Average interest rate	3.74%	3.60%	—	3.87%	—	—	3.74%
Supplemental contracts without life contingencies	$27.6	$13.9	$8.4	$5.7	$0.2	$4.2	$60.0	$60.0
Average interest rate	2.90%	2.97%	3.08%	3.27%	3.81%	3.78%	3.03%
Other individual contract deposit funds	$12.2	$11.1	$9.9	$8.6	$7.7	$85.5	$135.1	$145.8
Average interest rate	4.38%	4.34%	4.28%	4.23%	4.20%	4.16%	4.28%
Other group contract deposit funds	$21.0	$20.4	$20.2	$13.6	$11.2	$78.2	$164.6	$173.5
Average interest rate	6.04%	5.89%	5.78%	6.04%	6.12%	6.10%	6.00%
Individual annuity contracts – general account	$196.3	$158.0	$137.3	$129.0	$116.4	$738.7	$1,475.7	$1,434.5
Average interest rate	4.00%	3.90%	3.75%	3.75%	3.75%	3.75%	3.84%
Trust instruments supported by funding obligations	$56.7	$14.0	$661.7	$252.1	$—	$160.7	$1,145.2	$1,224.5
Average interest rate	1.64%	2.01%	4.71%	3.50%	—	6.24%	4.47%
Long-term debt	$—	$—	$—	$—	$—	$199.5	$199.5	$160.4
Average interest rate	—	—	—	—	—	7.63%	7.63%
Mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company	$—	$—	$—	$—	$—	$300.0	$300.0	$187.5
Average interest rate	—	—	—	—	—	8.21%	8.21%

During 2003, we terminated our interest rate swap contracts, due to the retirement of the remaining floating rate funding agreements at discounts. The following table for the year ended December 31, 2002 provides information about our derivative financial instruments, used for purposes other than trading, that are sensitive to changes in interest rates. The table presents notional amounts and, as applicable, weighted-average interest rates by expected maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted-average variable rates are indicated by the applicable floating rate index.

FOR THE YEARS ENDED DECEMBER 31, 2002	2003	2004	2005	2006	2007	THEREAFTER	TOTAL	FAIR VALUE 12/31/02
(Dollars in millions)
Rate Sensitive Derivative Financial Instruments:
Pay fixed/receive 3 month LIBOR swaps	$—	$14.0	$—	$—	$—	$—	$14.0	$(0.3)
Average pay rate	—	3.20%	—	—	—	—	3.20%
Average receive rate	—	3 Mo. LIBOR	—	—	—	—	3 Mo. LIBOR

ALLMERICA FINANCIAL ANNUAL REPORT 2003	46

Foreign Currency Sensitivity

A portion of our investment securities and trust instruments supported by funding obligations are denominated in foreign currencies. Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, primarily the Japanese Yen, British Pound and Euro. To mitigate the short-term effect of changes in currency exchange rates, we regularly hedge by entering into foreign exchange swaps, futures, and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. The following tables for the years ended December 31, 2003 and 2002 provide information about our derivative financial instruments and other financial instruments, used for purposes other than trading, by functional currency and presents fair value information in U.S. dollar equivalents. The tables summarize information on instruments that are sensitive to foreign currency exchange rates, including securities denominated in foreign currencies, compound foreign currency/interest rate swap contracts, foreign currency forward exchange agreements, foreign currency futures contracts, and foreign currency options contracts. For foreign currency denominated securities and liabilities, the tables present principal cash flows and applicable current foreign currency exchange rates by contractual maturity. For foreign currency derivative instruments, the tables present the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. The notional amounts are used to calculate the contractual payments to be exchanged under the contracts. During the fourth quarter 2003, we entered into swap contracts denominated in Japanese Yen to replace the Yen futures contracts.

FOR THE YEARS ENDED DECEMBER 31, 2003	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	FAIR VALUE 12/31/03
(Currencies in millions)
Fixed Interest Securities Denominated in Foreign Currencies:
Fixed interest rate securities denominated in British Pounds	—	—	9.5	—	—	—	9.5	$22.6
Current foreign exchange rate	—	—	1.7858	—	—	—	1.7858
Currency Swap Agreements Related to Fixed Interest Securities:
Receive British Pounds
Notional amount in foreign currency	—	—	9.5	—	—	—	9.5	$(1.1)
Average contract rate	—	—	1.9800	—	—	—	1.9800
Current foreign exchange rate	—	—	1.7858	—	—	—	1.7858
Liabilities Denominated in Foreign Currencies:
Trust instruments supported by funding obligations denominated in Euros	—	196.7	—	—	—	—	196.7	$270.9
Current foreign exchange rate	—	1.2595	—	—	—	—	1.2595
Trust instruments supported by funding obligations denominated in Japanese Yen	—	50,000.0	30,000.0	—	—	—	80,000.0	$795.0
Current foreign exchange rate	—	0.0093	0.0093	—	—	—	0.0093
Trust instruments supported by funding obligations denominated in British Pounds	—	—	—	—	—	67.0	67.0	$128.2
Current foreign exchange rate	—	—	—	—	—	1.7858	1.7858
Currency Swap Agreements Related to Trust Obligations:
Receive Euros
Notional amount in foreign currency	—	196.7	—	—	—	—	196.7	$7.1
Average contract rate	—	0.9514	—	—	—	—	0.9514
Current foreign exchange rate	—	1.2595	—	—	—	—	1.2595
Receive Japanese Yen
Notional amount in foreign currency	—	50,000.0	30,000.0	—	—	—	80,000.0	$(0.9)
Average contract rate	—	0.0093	0.0093	—	—	—	0.0093
Current foreign exchange rate	—	0.0093	0.0093	—	—	—	0.0093
Receive British Pounds
Notional amount in foreign currency	—	—	—	—	—	67.0	67.0	$15.2
Average contract rate	—	—	—	—	—	1.4415	1.4415
Current foreign exchange rate	—	—	—	—	—	1.7858	1.7858

47	ALLMERICA FINANCIAL ANNUAL REPORT 2003

FOR THE YEARS ENDED DECEMBER 31, 2002	2003	2004	2005	2006	2007	THEREAFTER	TOTAL	FAIR VALUE 12/31/02
(Currencies in millions)
Fixed Interest Securities Denominated in Foreign Currencies:
Fixed interest rate securities denominated in British Pounds	—	—	—	9.5	—	—	9.5	$20.4
Current foreign exchange rate	—	—	—	1.6100	—	—	1.6100
Currency Swap Agreements Related to Fixed Interest Securities:
Receive British Pounds
Notional amount in foreign currency	—	—	—	9.5	—	—	9.5	$(1.1)
Average contract rate	—	—	—	1.980	—	—	1.980
Current foreign exchange rate	—	—	—	1.6100	—	—	1.6100
Liabilities Denominated in Foreign Currencies:
Trust instruments supported by funding obligations denominated in Euros	11.0	—	200.7	—	—	—	211.7	$236.9
Current foreign exchange rate	1.0492	—	1.0492	—	—	—	1.0492
Trust instruments supported by funding obligations denominated in Japanese Yen	3,000.0	—	53,000.0	30,000.0	—	1,500.0	87,500.0	$812.6
Current foreign exchange rate	0.0084	—	0.0084	0.0084	—	0.0084	0.0084
Trust instruments supported by funding obligations denominated in British Pounds	—	—	—	—	—	80.0	80.0	$142.1
Current foreign exchange rate	—	—	—	—	—	1.6100	1.6100
Currency Swap Agreements Related to Trust Obligations:
Receive Euros
Notional amount in foreign currency	—	—	200.8	—	—	—	200.8	$(8.1)
Average contract rate	—	—	0.952	—	—	—	0.952
Current foreign exchange rate	—	—	1.0492	—	—	—	1.0492
Receive Japanese Yen
Notional amount in foreign currency	3,000.0	—	—	—	—	1,500.0	4,500.0	$(4.3)
Average contract rate	0.009	—	—	—	—	0.010	0.009
Current foreign exchange rate	0.0084	—	—	—	—	0.0084	0.0084
Receive British Pounds
Notional amount in foreign currency	—	—	—	—	—	80.0	80.0	$2.7
Average contract rate	—	—	—	—	—	1.442	1.442
Current foreign exchange rate	—	—	—	—	—	1.6100	1.6100
Yen Futures Contracts (Long) Related to Trust Obligations:
Notional Amount in U.S. Dollars	734.3	—	—	—	—	—	734.3	$30.2
Number of Contracts	7,240.0	—	—	—	—	—	7,240.0
Average opening price	0.008	—	—	—	—	—	0.008
Euro Options Contracts Related to Trust Obligations:
Notional Amount in U.S. Dollars	1.6	—	—	—	—	—	1.6	$2.4
Number of Contracts (in millions)	11.0	—	—	—	—	—	11.0
Average strike price	0.835	—	—	—	—	—	0.835

ALLMERICA FINANCIAL ANNUAL REPORT 2003	48

Commodity Price Risk Sensitivity

A portion of our liabilities include a GMDB feature that provides annuity contract holders with a guaranteed minimum death benefit. This minimum death benefit is subject to equity market risk. On December 3, 2003, we implemented a hedging program to economically hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003. The program is designed to reduce the volatility in statutory capital levels from the effects of future equity market movements.

The following table for the year ended December 31, 2003 provides information about our derivative financial instruments used for purposes other than trading that are sensitive to changes in the equity market. The table presents notional amounts, number of contracts, and weighted-average contract price by index and expected maturity.

FOR THE YEARS ENDED DECEMBER 31, 2003	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	FAIR VALUE 12/31/03
(Dollars in millions)
S&P Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$170.3	$—	$—	$—	$—	$—	$170.3	$(8.2)
Number of Contracts	643.0	—	—	—	—	—	643.0
Average opening price	$1,059.65	$—	$—	$—	$—	$—	$1,059.65
Russell Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$39.0	$—	$—	$—	$—	$—	$39.0	$(1.9)
Number of Contracts	147.0	—	—	—	—	—	147.0
Average opening price	$530.95	$—	$—	$—	$—	$—	$530.95
NASDAQ Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$33.6	$—	$—	$—	$—	$—	$33.6	$(1.4)
Number of Contracts	238.0	—	—	—	—	—	238.0
Average opening price	$1,412.77	$—	$—	$—	$—	$—	$1,412.77

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

The provision for federal income taxes before minority interest and the effect of a change in accounting principle was a benefit of $7.4 million during 2003, compared to benefits of $234.8 million during 2002 and $75.5 million during 2001. These benefits resulted in consolidated effective federal tax rates of 9.3% of pre-tax income for 2003, 45.0% of pre-tax loss for 2002 and 127.1% of pre-tax loss for 2001. The benefits in 2003 and 2001 are due to the high proportion of tax-exempt investment income, the dividends received deduction associated with our variable products and low-income housing credits, relative to pre-tax income. The large benefit in 2002 is primarily due to the significant loss recognized by the AFS segment as well as an $11.6 million favorable settlement of federal income tax returns related to 1977 through 1981.

Included in our deferred tax net asset as of December 31, 2003 is an asset of approximately $63 million related to federal income tax net operating loss carryforwards (“NOL”) and an asset of approximately $53 million related to capital loss carryforwards. The NOL may be utilized in future years to offset taxable income of approximately $180 million and will begin expiring in 2016. The capital loss carryforwards may be utilized to offset future capital gains of approximately $151 million and will begin expiring in 2008. In addition, at December 31, 2003, there is an asset of approximately $151 million, of which approximately $98 million relates to alternative minimum tax credit carryforwards and approximately $53 million relates to low income housing tax credit carryforwards and other general business credits. The alternative minimum tax credit carryforwards have no expiration date and the low income housing credit carryforwards will expire beginning in 2018. We may utilize the credits to offset regular federal income taxes due from future income, and although we believe that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability.

49	ALLMERICA FINANCIAL ANNUAL REPORT 2003

SIGNIFICANT TRANSACTIONS

Gain on Retirement of Funding Obligations

In 2003 and 2002, we retired $78.8 million and $548.9 million, respectively, of long-term funding agreement obligations at discounts. This resulted in gains of $5.7 million and $102.6 million in 2003 and 2002, respectively, which are reported as gains from retirement of trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. In 2003, the net foreign currency transaction gain on the retired foreign-denominated funding agreements of $3.6 million was recorded as other income in the Consolidated Statements of Income. In 2002, the net foreign currency transaction loss on the retired foreign-denominated funding agreements, which was partially offset by foreign exchange gains on derivative instruments used to hedge the retired funding agreements, of $12.2 million was included in other income in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $6.4 million and $14.1 million in 2003 and 2002, respectively, was included in net realized investment gains (losses) in the Consolidated Statements of Income.

Sale of Universal Life Insurance Business

Historically, our AFS segment offered fixed universal life insurance products through our former Agency distribution channel (see Allmerica Financial Services for a description of our former distribution channels). We sold substantially all of this business through a 100% coinsurance agreement which was effective December 31, 2002. Under the agreement, we ceded approximately $660 million of universal life insurance reserves in exchange for the transfer of approximately $550 million of investment assets with an amortized cost of approximately $525 million. At December 31, 2002, we recorded a loss from this transaction of $20.3 million, net of taxes. This loss consisted primarily of the aforementioned ceded reserves, asset transfers, a permanent impairment of the universal life deferred acquisition cost asset of $155.9 million and administrative expenses of approximately $10 million. On a statutory accounting basis, this transaction produced an increase in statutory surplus of approximately $109 million (see Statutory Capital of Insurance Subsidiaries). In 2003, we recorded income of $3.6 million, net of taxes, related to settlement of post-closing items on the transaction and we transferred cash and other investment assets to settle our net payable associated with the transaction.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies, among others, are those, which we believe, affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our significant accounting policies may be found in Note 1, “Summary of Significant Accounting Policies” on pages 69 to 76 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Property & Casualty Insurance Loss Reserves

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”), as discussed in “Segment Results – Property and Casualty, Overview of Loss Reserve Estimation Process” based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, we develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions, which vary by line of business, used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Because the amount of the loss reserves is sensitive to our assumptions, we do not completely rely on only one estimate to determine our loss reserves. We develop several estimates using generally recognized actuarial projection methodologies that result in various reasonably possible loss reserve outcomes and we adopt the best estimate. When trends emerge that we believe affect the future settlement of claims, we would adjust our reserves accordingly (see Segment Results –Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve

ALLMERICA FINANCIAL ANNUAL REPORT 2003	50

adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results.

Property & Casualty Reinsurance Recoverables

We share a significant amount of insurance risk of the primary underlying contracts with various insurance entities through the use of reinsurance contracts (see Segment Results – Property and Casualty, Reinsurance). As a result, when we experience loss events that are subject to the reinsurance contract, reinsurance recoveries are recorded. The amount of the reinsurance recoverable can vary based on the size of the individual loss or the aggregate amount of all losses in a particular line, book of business or an aggregate amount associated with a particular accident year. The valuation of losses recoverable depends on whether the underlying loss is a reported loss, or an incurred but not reported loss. For reported losses, we value reinsurance recoverables at the time the underlying loss is recognized, in accordance with contract terms. For incurred but not reported losses, we estimate the amount of reinsurance recoverable based on the terms of the reinsurance contracts and historical reinsurance recovery information and apply that information to the gross loss reserve estimates. The most significant assumption we use is the average size of the individual losses for those claims that have occurred but have not yet been recorded by us. The reinsurance recoverable is based on what we believe are reasonable estimates and is disclosed separately on the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses are settled.

Variable Products’ Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of insurance deposits. Acquisition costs related to our variable products (variable universal life and variable annuities) are recorded on the balance sheet and amortized through the income statement in proportion to total estimated gross profits over the expected life of the contracts (see Segment Results – Allmerica Financial Services, Deferred Acquisition Costs). Our estimated gross profits are based on assumptions including mortality, persistency, asset growth rates and expenses associated with policy maintenance. The principal source of earnings for these policies is from asset-based fees, which can vary in relation to changes in the equity market (see Segment Results – Allmerica Financial Services, Deferred Acquisition Costs, 2003, for a discussion on DAC sensitivity to the equity market).

At each balance sheet date, we evaluate the historical and expected future gross profits. Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy/annuity issuance. The cumulative difference related to prior periods is recognized as a component of the current periods’ amortization, along with amortization associated with the actual gross profits of the period. Lower actual gross profits would typically result in less amortization expense. The converse would also be true. However, if lower gross profits were to continue into the future, a partial permanent impairment of the existing DAC asset may occur.

We periodically review the DAC asset to determine if it is recoverable from future income. If DAC is determined to be unrecoverable, such costs are expensed at the time of determination. The amount of DAC considered recoverable would be reduced in the near-term if the estimate of ultimate or future gross profits is reduced. We would revise the amount of DAC amortization if any of the estimates discussed above were revised. In addition, the disposition of a line of business can result in the permanent impairment of the related DAC asset.

Other-Than-Temporary Impairments

We employ a systematic methodology to evaluate declines in fair values below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, we evaluate the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer; general market conditions; the financial condition and prospects of the issuer’s market and industry; and, our ability and intent to hold the investment. We apply judgment in assessing whether the aforementioned factors have caused an other-than-temporary decline in value. When an other-than-temporary decline in value is deemed to have occurred, we reduce the cost basis of the investment to fair value. This reduction is permanent and is recognized as a realized investment loss (see Investment Portfolio for further discussions regarding other-than-temporary impairments and securities in an unrealized loss position).

51	ALLMERICA FINANCIAL ANNUAL REPORT 2003

STATUTORY CAPITAL OF INSURANCE SUBSIDIARIES

The NAIC prescribes an annual calculation regarding risk-based capital (“RBC”). RBC is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk based capital. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment. Total adjusted capital for property and casualty companies is capital and surplus. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital. Regulators may take action for reasons other than triggering various RBC action levels. The various action levels are summarized as follows:

•	The Company Action Level, which equals 200% of the Authorized Control Level, requires the Company to prepare and submit a RBC plan to the commissioner of the state of domicile. A RBC plan proposes actions which a company may take in order to bring statutory capital above the Company Action Level. After review, the commissioner will notify the Company if the plan is satisfactory.

•	The Regulatory Action Level, which equals 150% of the Authorized Control Level, requires the insurer to submit to the commissioner of the state of domicile a RBC plan, or if applicable, a revised RBC plan. After examination or analysis, the commissioner will issue an order specifying corrective actions to be taken.

•	The Authorized Control Level authorizes the commissioner of the state of domicile to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the insurer.

•	The Mandatory Control Level, which equals 70% of the Authorized Control Level, authorizes the commissioner of the state of domicile to take actions necessary to place the Company under regulatory control (i.e. rehabilitation or liquidation).

•	Life and health companies whose Total Adjusted Capital is between 200% and 250% of the Authorized Control Level are subject to a trend test. The trend test calculates the greater of the decrease in the margin between the current year and the prior year and the average of the past three years. It assumes that the decrease could occur again in the coming year. Any company that trends below 190% of the Authorized Control Level (i.e. demonstrates a negative trend) would trigger the Company Action Level. As of December 31, 2003 and December 31, 2002, both AFLIAC and FAFLIC had adjusted capital levels well above 250% of the Authorized Control Level risk based capital and; therefore, were not subject to the trend test.

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are statutory GMDB reserves, Total Adjusted Capital and RBC ratios for our life insurance subsidiaries and for Hanover, as applicable, as of December 31, 2003 and December 31, 2002, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

2003	Statutory GMDB Reserves(3)
(In millions, except ratios)	Gross of Reinsurance	Net of Reinsurance	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
AFLIAC(1)	$157.8	$114.2	$553.4	$151.5	$75.8	365%	730%
FAFLIC	3.6	2.7	176.6	78.9	39.4	224%	448%
Hanover(2)	—	—	1,001.6	413.9	206.9	242%	484%

(1)	AFLIAC’s Total Adjusted Capital includes $176.6 million related to its subsidiary, FAFLIC.

(2)	Hanover’s Total Adjusted Capital includes $526.5 million related to its subsidiary, Citizens.

(3)	AFLIAC statutory GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	52

2002	Statutory GMDB Reserves(3)
(In millions, except ratios)	Gross of Reinsurance	Net of Reinsurance	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
AFLIAC(1)	$284.1	$197.6	$481.9	$197.2	$98.6	244%	489%
FAFLIC	7.6	5.3	200.0	96.2	48.2	207%	415%
Hanover(2)	—	—	830.3	388.0	194.0	214%	428%

(1)	AFLIAC’s Total Adjusted Capital includes $200.0 million related to its subsidiary, FAFLIC.

(2)	Hanover’s Total Adjusted Capital includes $484.9 million related to its subsidiary, Citizens.

(3)	AFLIAC statutory GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.

The total adjusted statutory capital position of our life companies showed significant improvement during 2003 increasing from $481.9 million at December 31, 2002 to $553.4 million at December 31, 2003. This increase is after the payment of a $25 million dividend to the holding company, which was approved by the Massachusetts Commissioner of Insurance, (the “Massachusetts Commissioner”), and effected in December 2003. The improvement in our life insurance companies’ RBC reflects lower required risk based capital resulting from lower minimum pension liabilities, sales of high-yield securities and lower required statutory GMDB reserves. In addition, on December 3, 2003, we implemented a hedging program for our in-force variable annuity policies with GMDB features. The program’s purpose is to provide us with an economic hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003. The program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. However, it does not hedge or reduce the cost of the GMDB at levels in effect as of December 3, 2003.

On December 30, 2002, AFLIAC, previously a Delaware domiciled life insurance company, became a Massachusetts domiciled life insurance company. On December 31, 2002, AFLIAC became a direct subsidiary of AFC, as well as the immediate parent of FAFLIC. Under the previous internal ownership structure, FAFLIC was the immediate parent of AFLIAC and a direct subsidiary of AFC. As a result of this internal reorganization, the statutory surplus of AFLIAC substantially increased since it includes FAFLIC’s capital. This allows for a greater tolerance of equity market volatility. In turn, the statutory surplus of FAFLIC substantially decreased since it no longer includes AFLIAC’s capital. However, FAFLIC’s statutory surplus is no longer as susceptible to equity market volatility since AFLIAC, which holds approximately 95% of our annuity products that are most sensitive to changes in the equity market, is no longer consolidated into FAFLIC.

AFC has entered into an agreement with the Massachusetts Commissioner in consideration of the decision not to write new business, whereby it will indefinitely maintain the RBC ratio of AFLIAC at a minimum of 100% of the Company Action Level (on the Industry Scale). This agreement, which was previously with FAFLIC, replaced an earlier commitment that FAFLIC maintain a 225% RBC ratio (on the Industry Scale).

AFC also entered into several transactions that significantly improved the statutory capital positions of both AFLIAC and FAFLIC as of December 31, 2002. These transactions include selling, through a 100% coinsurance agreement, effective December 31, 2002, the fixed universal life insurance business which produced an increase in statutory surplus of approximately $109 million. In addition, FAFLIC successfully completed a tender offer through which it retired additional long-term funding agreements at amounts less than statutory accounting carrying values. This transaction, together with open market repurchases of long-term funding agreements in the fourth quarter, resulted in the retirement of approximately $550 million of funding agreements at amounts below face value. These actions produced a net increase in FAFLIC’s statutory surplus of approximately $84 million.

During 2002, AFC made capital contributions to its then subsidiary FAFLIC, which in turn contributed capital to its then subsidiary, AFLIAC. Such contributions were necessary due to the negative impact on statutory surplus of increased sales commissions, the effect of declines in the equity market on GMDB reserves and an increased level of realized investment losses. Such contributions were also made in consideration of the ratings of the life companies and the 225% RBC agreement described above, which has since been superseded. For each contribution made, the amount was accrued as of the end of the prior quarter and was, therefore, reflected in the previous quarter’s surplus balance in the corresponding company’s statutory quarterly or annual statement. Hanover also paid an ordinary dividend to AFC in July, 2002.

53	ALLMERICA FINANCIAL ANNUAL REPORT 2003

Contributions pertaining to 2002 and 2003 were as follows:

Date of Contribution	Path of Contribution	Amount	Effective Date(1)
		(In millions)

February, 2002	AFC to FAFLIC	$30	December 31, 2001
	FAFLIC to AFLIAC	30

May, 2002	AFC to FAFLIC	10	March 31, 2002
	FAFLIC to AFLIAC	18

July, 2002	Hanover to AFC	92	July, 2002

August, 2002	AFC to FAFLIC	158	June 30, 2002
	FAFLIC to AFLIAC	35

October, 2002	FAFLIC to AFLIAC	171	September 30, 2002

January, 2003	AFC to FAFLIC	20	December 31, 2002
	FAFLIC to AFLIAC	20

December, 2003	AFLIAC to AFC	25	December 31, 2003

(1)	The effective date represents the date which these transactions were reflected in our statutory surplus balance.

We do not expect the life insurance subsidiaries to require levels of capital contributions from AFC as in prior years due to the expectation of sufficient statutory capital and earnings; therefore, we do not expect that it will be necessary to dividend significant funds from our property and casualty companies to AFC during 2004 (see Liquidity and Capital Resources).

The statutory surplus of the life companies, particularly AFLIAC, which holds approximately 95% of the annuity deposits with the GMDB feature, was highly sensitive to movements in the equity market. This was due, in large part, to the required methodology for calculating GMDB (“Actuarial Guideline 34”) reserves for statutory accounting purposes. As of December 31, 2003, the level of net GMDB reserves in the life companies is approximately $117 million. An increase of these reserves would not result directly in cash losses to us, but it would result in a reduction in statutory surplus. In December 2003, we implemented the aforementioned GMDB hedging program which significantly reduces our sensitivity to movements in the equity market. The DAC amortization adjustments described earlier do not have an impact on statutory surplus, as DAC is not a concept recognized under statutory accounting principles.

AFLIAC entered into a reinsurance agreement, in 2001, with an independent reinsurer, to cede up to $40 million of its GMDB costs annually based upon contract date, in excess of $40 million, for a three year period. As described under “Liquidity and Capital Resources” below, AFC entered into a related agreement to reimburse costs incurred by this independent reinsurer.

The above mentioned agreement was superseded by the implementation of a GMDB mortality reinsurance program. Effective December 1, 2002, the life companies entered into a mortality reinsurance program with unaffiliated reinsurers covering the incidence of mortality on variable annuity policies. This transaction reduced required statutory net GMDB reserves and resulted in an increase in statutory capital and surplus of approximately $20 million for the life companies at December 31, 2002.

For the year ended December 31, 2002, the life companies incurred GMDB costs of $95.2 million, and ceded $34.5 million of GMDB costs under the aforementioned reinsurance programs. In addition, for the year ended December 31, 2003, the life companies incurred GMDB costs of $92.8 million, and ceded $74.7 million of GMDB costs under the aforementioned 2002 GMDB mortality reinsurance program.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus and restrictions on the payment of “extraordinary” dividends, as defined. As mentioned above (see Statutory Capital of Insurance Subsidiaries), we entered into an agreement with the Massachusetts Commissioner, in consideration of the decision not to write new life insurance and annuity business, whereby we will indefinitely maintain the RBC ratio of AFLIAC at a minimum of 100% of the Company Action Level (on the Industry Scale).

During 2003, we received no dividends from our property and casualty businesses. Approximately $100 million is currently available to dividend from our property and casualty

ALLMERICA FINANCIAL ANNUAL REPORT 2003	54

companies without prior approval from the Insurance Commissioners in the states of domicile. With permission from the Massachusetts Commissioner, our holding company, AFC, received a $25 million dividend from AFLIAC in the fourth quarter of 2003. Further dividends from AFLIAC would require consent from the Massachusetts Commissioner.

In 2001, AFLIAC entered into an agreement to cede a portion of its GMDB obligations to an independent reinsurer (see Statutory Capital of Insurance Subsidiaries). Under a related agreement, AFC agreed to reimburse these costs to the reinsurer. This agreement was terminated on March 31, 2003. In 2003, AFLIAC did not cede any related GMDB costs prior to March 31, 2003, and, likewise, no reimbursements were made by AFC. In 2002, AFLIAC incurred GMDB costs of approximately $92 million. Since 2001, AFLIAC ceded $33.6 million under the agreement, of which AFC reimbursed $33.6 million through December 2002. Due to the aforementioned termination of this agreement, we do not expect any related future reimbursements.

Sources of cash for our insurance subsidiaries are from premiums and fees collected, investment income and maturing investments. Primary cash outflows are paid benefits, claims, losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to benefits, claims, losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. We periodically adjust our investment policy to respond to changes in short-term and long-term cash requirements.

Net cash used in operating activities was $174.3 million in 2003, while net cash provided by operating activities was $43.8 million and $658.4 million in 2002 and 2001, respectively. The decrease in cash during 2003 primarily reflects net payments from the general account as a result of continued increased annuity contract withdrawals in the AFS segment as a result of ratings downgrades and our decision to cease new sales. In addition, approximately $100 million of cash was transferred as a result of the sale of our universal life insurance business. Additionally, we contributed $25 million to our qualified pension plan. In 2002, we received approximately $60 million in funds which were held with a third party reinsurer, that in 2003 were disbursed to its successor. This payment related to funds held for the aggregate excess of loss reinsurance contract as a result of the ratings downgrades (see Rating Agency Actions). In 2004, these funds were returned to us due to the improvement in our financial strength ratings. The decrease in cash during 2002 primarily reflects net payments from the general account as a result of increased annuity contract withdrawals in the AFS segment as a result of ratings downgrades and our decision to cease new sales. Additionally, premium collections in the property and casualty business decreased, principally due to timing of cash receipts. These net cash outflows were partially offset by decreased loss and LAE payments in the property and casualty business, as well as increased federal income tax refunds.

Net cash provided by investing activities was $354.4 million and $1.5 billion in 2003 and 2002, respectively, while net cash used in investing activities was $1.0 billion in 2001. The $1.1 billion decrease in cash provided by investing activities in 2003, compared to 2002, resulted primarily from lower net sales of fixed maturities and equity securities, partially offset by an increase in cash provided from derivative activity. Compared to 2003, net sales of fixed maturities and equity securities were unusually high in 2002 due to elevated levels of funding agreement withdrawals in the Asset Management segment and general account annuity redemptions in AFS. The $2.5 billion increase in cash provided by investing activities in 2002 resulted primarily from net sales of fixed maturities. The increase in net sales of fixed maturities in 2002 was primarily a result of short-term funding agreement withdrawals and the retirement of certain long-term funding agreements in the Asset Management segment, as well as payments made related to general account annuity redemptions in the AFS segment.

Net cash used in financing activities was $189.3 million and $1.5 billion in 2003 and 2002, respectively, while net cash provided by financing activities was $417.9 million in 2001. The $1.3 billion decrease in cash used in 2003 is primarily due to lower net funding agreement withdrawals, including withdrawals from trust instruments supported by funding obligations. The decrease in cash provided in 2002 is primarily due to these net funding agreement withdrawals, as well as the extinguishment of our short-term debt obligation totaling $83.3 million.

Additionally, during 2003, we transferred approximately $450 million of investment assets and $100 million of cash to settle payables related to the sale of our universal life insurance business.

At December 31, 2003, our holding company held $68.4 million of cash and investments. Historically, funds provided to the holding company were from its property and casualty insurance subsidiaries. However, a $25 million dividend from our life insurance subsidiaries was paid to the holding company as of December 31, 2003. We believe our holding company has the ability to meet its obligations through the remainder of 2004, consisting primarily of interest on the senior debentures and Capital Securities. Therefore, we currently do not expect that it will be necessary to dividend funds from the property and casualty companies in 2004 in order to fund 2004 holding company obligations. In 2003 and 2002, we did not pay an annual dividend.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. Our insurance subsidiaries maintain a high

55	ALLMERICA FINANCIAL ANNUAL REPORT 2003

degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. In addition, we had no commercial paper borrowings as of December 31, 2003 and we do not anticipate utilizing commercial paper in 2004. Debt ratings downgrades resulted in the non-renewal of our credit line and continue to preclude or adversely affect the cost and availability of credit lines, commercial paper, other additional debt and equity financing (see Rating Agency Actions).

Our financing obligations generally include debt, repayment of our Capital Securities (also classified as debt), operating lease payments, trust instruments supported by funding obligations and funding agreements. The following table represents our annual payments related to the principal payments of these financing obligations as of December 31, 2003 and operating lease payments reflect expected cash payments based upon lease terms. Actual payments may differ from the contractual payments in the table.

DECEMBER 31, 2003	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
(In millions)
Long-term debt(1)	$—	$—	$—	$499.5	$499.5
Trust instruments supported by funding obligations(2)	—	1,016.1	20.6	124.8	1,161.5
Funding agreements(3)	203.4	4.1	—	—	207.5
Operating lease commitments(4)	18.1	22.3	1.9	—	42.3
Qualified pension plan funding obligations(5)	2.7	—	—	—	2.7
Non-qualified pension plan benefit obligations(6)	9.2	14.9	15.7	42.0	81.8

(1)	Long-term debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, and our Capital Securities, due in 2027, which pay cumulative dividends at an annual rate of 8.207%.

(2)	Trust instruments supported by funding obligations payments are reflected in the category representing their contractual maturity.

(3)	Funding agreement payments are reflected in the category representing their contractual maturity.

(4)	We have operating leases in FAFLIC, Hanover and Citizens.

(5)	Qualified pension plan funding obligations represent the amounts necessary to be contributed to the plan to satisfy minimum funding obligations in accordance with the Employee Retirement Income Security Act of 1974.

(6)	Non-qualified pension plan benefit obligations reflect estimated payments to be made through plan year 2013 for pension, post retirement and past employment benefits. Estimates of these payments and the payment patterns are based upon historical experience.

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTINGENCIES

On July 24, 2002, an action captioned American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums of $2.5 million each. Plaintiffs, who AFLIAC identified as engaging in frequent transfers of significant sums between sub-accounts that in its opinion constituted “market timing”, were subject to restrictions upon such trading that AFLIAC imposed in 2002. In December 2003, the court granted partial summary judgment to the plaintiffs, holding that at least certain restrictions imposed on their trading activities violated the terms of the annuity contracts. The court ordered limited discovery regarding the plaintiffs’ attempts to trade following dissemination of the trading restrictions. We have filed a motion for reconsideration and clarification of the court’s partial summary judgment opinion. Other than the limited discovery ordered by the court, no discovery in the case has ensued to date, and it is too early in the proceedings for us to assess the amount of potential damages if AFLIAC should ultimately be unsuccessful in defending this lawsuit. Plaintiffs allege that such restrictions constitute a breach of the terms of the annuity contracts and seek unspecified damages, including lost profits and prejudgment interest. The outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

We have been named a defendant in various other legal proceedings arising in the normal course of business and are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. Additional

ALLMERICA FINANCIAL ANNUAL REPORT 2003	56

information on other litigation and claims may be found in Note 21, “Contingencies” on pages 102 and 103 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Report on Form 10-K. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

RATING AGENCY ACTIONS

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers information on specific insurance companies. Higher ratings generally indicate the rating agencies’ opinion regarding financial stability and a stronger ability to pay claims.

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

The following tables provide information about our ratings at December 31, 2001, 2002 and 2003, and rating agency actions that occurred in 2002. Additionally, where applicable, we have included rating agency actions occurring in 2004.

STANDARD & POOR’S RATINGS

	End of Year Rating December 2001		2002 Rating Agency Actions						End of Year Rating
			August 2002		September 2002		October 2002		December 2002		December 2003
Financial Strength Ratings
Property and Casualty Companies	AA-		A+		A-		BBB+		BBB+		BBB+
	(Very Strong	)	(Strong	)	(Strong	)	(Good	)	(Good	)	(Good	)
							with a negative outlook		with a negative outlook		with a stable outlook

Life Companies	AA-		A		BB		B+		B+		B+
	(Very Strong	)	(Strong	)	(Marginal	)	(Weak	)	(Weak	)	(Weak	)
							with a negative outlook		with a negative outlook		with a positive outlook

Debt Ratings

AFC Senior Debt	A-		BBB		BB		BB-		BB-		BB-
	(Strong	)	(Good	)	(Marginal	)	(Marginal	)	(Marginal	)	(Marginal	)
with a positive outlook

AFC Capital Securities	BBB		BBB		B-		B-		B-		B-
	(Good	)	(Good	)	(Weak	)	(Weak	)	(Weak	)	(Weak	)
with a positive outlook

AFC Short-term Debt	A2		A2		B1		B		B
	(Good	)	(Good	)	(Weak	)	(Weak with a negative outlook	)	(Weak with a negative outlook	)	Not Rated

FAFLIC Short-term Debt and
Financial Strength Ratings	A1+		A1+		B		B		B
	(Strong	)	(Strong	)	(Vulnerable	)	(Vulnerable	)	(Vulnerable	)	Not Rated

57	ALLMERICA FINANCIAL ANNUAL REPORT 2003

MOODY’S RATINGS

	End of Year Rating December 2001	2002 Rating Agency Actions				End of Year Rating
		March 2002	July 2002	September 2002	October 2002	December 2002	December 2003
Financial Strength Ratings

Property and Casualty Companies	A1	A1	A2	A3	Baa3	Baa3	Baa2
	(Good)	(Good)	(Good)	(Good)	(Adequate)	(Adequate)	(Adequate)
					with direction uncertain	with direction uncertain	with stable outlook

Life Companies	A1	A1	A3	Ba1	Ba3	Ba3	Ba1
	(Good)	(Good)	(Good)	(Questionable)	(Questionable)	(Questionable)	(Questionable)
					with direction uncertain	with direction uncertain	with stable outlook

Debt Ratings

AFC Senior Debt	A2	A3	Baa2	Ba1	B2	B2	Ba3
	(Good)	(Good)	(Adequate)	(Questionable)	(Poor)	(Poor)	(Questionable)
with stable outlook

AFC Capital Securities	A3	Baa1	Baa3	Ba2	Caa1	Caa1	B2
	(Good)	(Adequate)	(Adequate)	(Questionable)	(Very Poor)	(Very Poor)	(Poor)
					with direction uncertain	with direction uncertain	with stable outlook

AFC Short-term Debt	P1	P2	P2	NP	NP	NP	NP
	(Superior)	(Strong)	(Strong)	(Not Prime)	(Not Prime)	(Not Prime)	(Not Prime)

FAFLIC Short-term Debt and Financial Strength Ratings	P1	P1	P2	NP	NP	NP	NP
	(Superior)	(Superior)	(Strong)	(Not Prime)	(Not Prime)	(Not Prime)	(Not Prime)

A.M. BEST’S RATINGS

	End of Year Rating December 2001	2002 Rating Agency Actions			End of Year Rating		2004 Rating Agency Actions January 2004
		July 2002	September 2002	October 2002	December 2002	December 2003
Financial Strength Ratings

Property and Casualty Companies	A	A	A-	B++	B++	B++	A-
	(Excellent)	(Excellent)	(Excellent)	(Very Good)	(Very Good)	(Very Good)	(Excellent)
				under review with negative implications	under review with negative implications	under review with negative implications	with stable outlook

Life Companies	A	A-	B+	C++	C++	B- (Fair)	B+
	(Excellent)	(Excellent)	(Very Good)	(Marginal) under review with negative implications	(Marginal) under review with negative implications		(Very Good) with stable outlook

Debt Ratings

AFC Senior Debt	a-	bbb+	bbb-	bb+	bb+	bb	bb+
				under review with negative implications	under review with negative implications		with stable outlook

AFC Capital Securities	bbb+	bbb	bb	bb-	bb-	b+	bb-
				under review with negative implications	under review with negative implications		with stable outlook

AFC Short-term Debt	AMB-1	AMB-2	AMB-3	AMB-4	AMB-4	AMB-4	AMB-3
				under review with negative implications	under review with negative implications	under review with negative implications	with stable outlook

ALLMERICA FINANCIAL ANNUAL REPORT 2003	58

Our property and casualty ratings downgrades in 2002, in particular the A.M. Best rating, resulted in lower earnings and growth in this business, primarily in commercial lines. In the fourth quarter of 2002, we secured third party guarantees and established a special commission program, in an effort to minimize the loss of commercial lines business as a result of the downgrades. Expenses incurred as a result of purchasing third party guarantees in 2003 were $4.9 million. In addition, we incurred $5.0 million in additional commission expenses related to the special commission program. These expenses are expected to decrease to $3.5 million combined in 2004 due to our A.M. Best rating upgrade. Additionally, as a result of the ratings downgrades in 2002 of our life insurance companies, we are no longer able to generate new sales of proprietary products in our AFS segment and experienced increased surrender rates in the life insurance and annuity business, particularly in the fourth quarter of 2002 and the first quarter of 2003. In addition, we are no longer able to sell our GIC products. These downgrades also caused counterparties to terminate certain swap agreements, which were replaced with alternative derivative instruments. Although we do not expect downgrades in our ratings, there can be no assurance that current ratings or downgrades that could occur would not have a material adverse affect on our results of operations and financial position.

Our holding company’s current debt ratings, which are below investment grade, are expected to adversely affect the ability to obtain, or the cost and availability of credit lines, commercial paper, other debt and equity financing, and resulted in our non-renewal of our credit line in 2003.

RECENT DEVELOPMENTS

In December 2003, Edward J. Parry, III was elected a director of AFC. Mr. Parry’s term of office as a director of AFC expires in 2004. In addition, in February 2004, Joseph R. Ramrath was elected a director of AFC. Mr. Ramrath’s term of office as a director of AFC expires in 2006.

OTHER CONSIDERATIONS/ FORWARD-LOOKING STATEMENTS

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for 2004 and beyond to differ materially from historical results and from those expressed in any forward-looking statements made by, or on our behalf. When used in Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward looking statements. See “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99-2 to our Annual Report on Form 10-K for the period ended December 31, 2003.

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

Risks Relating to Our Property and Casualty Insurance Business

We generate a significant portion of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse catastrophe experience, severe weather or other unanticipated significant losses; (ii) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years; (iii) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; and (iv) restrictions on insurance underwriting.

Risks Relating to Our Financial Services and Asset Management Businesses

Our businesses may be affected by (i) lower appreciation or decline in value of our managed investments or the investment markets in general, resulting in reduced variable product assets and related variable product management fees, lapses and increased surrenders, increased DAC amortization, as well as increased cost of guaranteed minimum death benefits; (ii) adverse trends in mortality and morbidity; (iii) possible claims relating to sales practices for insurance and investment products; (iv) earlier than expected withdrawals and changes in redemption patterns from our general account annuities, and other insurance products; (v) losses due to foreign currency fluctuations; (vi) the extent to which the performance of the various hedging instruments utilized in our GMDB hedging program do not correlate with the investment performance and underlying annuity sub-accounts; and (vii) the continued availability of equity index futures.

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

59	ALLMERICA FINANCIAL ANNUAL REPORT 2003

regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business and recent and future changes affecting the tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) the inability to attract, or the loss or retirement of key executives; (vii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best; (ix) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (x) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (xi) losses resulting from our participation in certain reinsurance pools; (xii) defaults or impairments of debt securities held by us; (xiii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels; (xiv) the effects of our restructuring actions, including any resulting from the cessation of retail sales through VeraVest or from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; and (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

In addition, with respect to our Allmerica Financial Services segment, we have provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses and DAC amortization, net amount at risk and Actuarial Guideline 34 reserves for statutory accounting purposes. This information is an estimation only and is based upon matters as in effect on December 31, 2003. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

GLOSSARY OF SELECTED INSURANCE TERMS

Annuity contracts – An annuity contract is an arrangement whereby an annuitant is guaranteed to receive a series of stipulated amounts commencing either immediately or at some future date. Annuity contracts can be issued to individuals or to groups.

Benefit payments – Payments made to an insured or their beneficiary in accordance with the terms of an insurance policy.

Casualty insurance – Insurance that is primarily concerned with the losses caused by injuries to third persons and their property (other than the policyholder) and the related legal liability of the insured for such losses.

Catastrophe – A single event that causes the property and casualty industry both a significant number of claims (1,000 or more) and $25 million or more in insured property damage losses.

Cede; cedent; ceding company – When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedent” or “ceding company”.

Combined ratio, Statutory – This ratio is widely used as a benchmark for determining an insurer’s underwriting performance. A ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income. The combined ratio is the sum of the loss ratio, the loss adjustment expense ratio, and the underwriting expense ratio.

Earned premium – The portion of a premium that is recognized as income, or earned, based on the expired portion of the policy period, that is, the period for which loss coverage has actually been provided. For example, after six months, $50 of a $100 annual premium is considered earned premium. The remaining $50 of annual premium is unearned premium. Net earned premium is earned premium net of reinsurance.

Excess of loss reinsurance – Reinsurance that indemnifies the insured against all or a specific portion of losses under reinsured policies in excess of a specified dollar amount or “retention”.

Frequency – The number of claims occurring during a given coverage period.

Loss adjustment expenses (LAE) – Expenses incurred in the adjusting, recording, and settlement of claims. These expenses include both internal company expenses and outside services. Examples of LAE include claims adjustment services, adjuster salaries and fringe benefits, legal fees and court costs, investigation fees, and claims processing fees.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	60

Loss adjustment expense ratio, Statutory – The ratio of loss adjustment expenses to earned premiums for a given period.

Loss costs – An amount of money paid for a property and casualty claim.

Loss ratio, Statutory – The ratio of losses to premiums earned for a given period.

Loss reserves – Liabilities established by insurers to reflect the estimated cost of claims payments and the related expenses that the insurer will ultimately be required to pay in respect of insurance it has written. Reserves are established for losses and for LAE.

Net premium rate increase – A measure of the estimated earnings impact of increasing premium rates charged to property and casualty policyholders. This measure includes the estimated increase in revenue associated with higher prices (premiums), including those caused by price inflation and changes in exposure, partially offset by higher volume driven expenses and inflation of loss costs. Volume driven expenses include policy acquisition costs such as commissions paid to property and casualty agents which are typically based on a percentage of premium dollars.

Peril – A cause of loss.

Property insurance – Insurance that provides coverage for tangible property in the event of loss, damage or loss of use.

Rates – The pricing factor upon which the policyholder’s premium is based.

Registered representative – Salesperson of a broker/dealer. Salespeople are registered with the Centralized Registration Depository, a system operated by the National Association of Securities Dealers, that maintains registration information regarding broker/dealers and their registered personnel.

Reinsurance – An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on risks and catastrophe protection from large or multiple losses. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

Reversion-to-the-mean – Actuarial approach to develop estimates of future returns, which assumes that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, we have set limitations as to maximum and minimum future rates of return assumptions, as well as the duration of use of these maximum or minimum rates of return.

Separate accounts – An investment account that is maintained separately from an insurer’s general investment portfolio and that allows the insurer to manage the funds placed in variable life insurance policies and variable annuity policies. Policyholders direct the investment of policy funds among the different types of separate accounts available from the insurer.

Severity – A monetary increase in the loss costs associated with the same or similar type of event or coverage.

Statutory accounting principles – Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by insurance regulatory authorities including the National Association of Insurance Commissioners (“NAIC”), which in general reflect a liquidating, rather than going concern, concept of accounting.

Surrender or withdrawal – Surrenders of life insurance policies and annuity contracts for their entire net cash surrender values and withdrawals of a portion of such values.

Underwriting – The process of selecting risks for insurance and determining in what amounts and on what terms the insurance company will accept risks.

Underwriting expenses – Expenses incurred in connection with the acquisition, pricing, and administration of a policy.

Underwriting expense ratio, Statutory – This ratio reflects underwriting expenses to written premiums.

Unearned premiums – The portion of a premium representing the unexpired amount of the contract term as of a certain date.

Variable annuity – An annuity which includes a provision for benefit payments to vary according to the investment experience of the separate account in which the amounts paid to provide for this annuity are allocated.

Written premium – The premium assessed for the entire coverage period of a property and casualty policy without regard to how much of the premium has been earned. See also earned premium. Net written premium is written premium net of reinsurance.

Item 7A — QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Reference is made to “Market Risk and Risk Management Policies” on pages 44 to 49 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

61	ALLMERICA FINANCIAL ANNUAL REPORT 2003

Item 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

[PWC LOGO]

To the Board of Directors and Shareholders of Allmerica Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Allmerica Financial Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 and derivative instruments in 2001.

/s/ PRICEWATERHOUSE COOPERS LLP
Boston, Massachusetts January 26, 2004

ALLMERICA FINANCIAL ANNUAL REPORT 2003	62

MANAGEMENT’S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Allmerica Financial Corporation has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles and include amounts based on management’s informed estimates and judgments. We believe that these statements present fairly the Company’s financial position and results of operations and that the other information contained in the annual report is accurate and consistent with the financial statements.

Allmerica Financial Corporation’s Board of Directors annually appoints independent accountants to perform an audit of its consolidated financial statements. The financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, in accordance with generally accepted auditing standards. Their audit included consideration of the Company’s system of internal control in order to determine the audit procedures required to express their opinion on the consolidated financial statements.

Management of Allmerica Financial Corporation has established and maintains a system of internal control that provides reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the system of internal control for compliance. Allmerica Financial Corporation and its subsidiaries maintain a strong internal audit program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management recognizes the inherent limitations in all internal control systems and believes that our system of internal control provides an appropriate balance between the costs and benefits desired. Management believes that the Company’s system of internal control provides reasonable assurance that errors or irregularities that would be material to the financial statements are prevented or detected in the normal course of business.

The Audit Committee of the Board of Directors, composed solely of outside directors, oversees management’s discharge of its financial reporting responsibilities. The committee meets periodically with management, our internal auditors and our independent accountants, PricewaterhouseCoopers LLP. Both our internal auditors and PricewaterhouseCoopers LLP have direct access to the Audit Committee.

Management recognizes its responsibility for fostering a strong ethical climate. This responsibility is reflected in the Company’s policies which address, among other things, potential conflicts of interest; compliance with all domestic and foreign laws including those relating to financial disclosure and the confidentiality of proprietary information. Allmerica Financial Corporation maintains a systematic program to assess compliance with these policies.

/s/ FREDERICK H. EPPINGER, JR.

Frederick H. Eppinger, Jr. President, Chief Executive Officer and Director

/s/ EDWARD J. PARRY, III

Edward J. Parry, III Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Director

63	ALLMERICA FINANCIAL ANNUAL REPORT 2003

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions, except per share data)
Revenues
Premiums	$2,282.3	$2,320.1	$2,254.7
Universal life and investment product policy fees	319.3	409.8	391.6
Net investment income	455.7	590.2	655.2
Net realized investment gains (losses)	24.1	(162.3)	(123.9)
Other income	182.2	158.8	134.2

Total revenues	3,263.6	3,316.6	3,311.8

Benefits, Losses and Expenses
Policy benefits, claims, losses and loss adjustment expenses	1,918.7	2,202.0	2,167.2
Policy acquisition expenses	602.6	1,080.4	479.2
Gain from retirement of trust instruments supported by funding obligations	(5.7)	(102.6)	—
(Income) loss from sale of universal life insurance business	(5.5)	31.3	—
Restructuring costs	28.7	14.8	2.7
Losses (gains) on derivative instruments	10.3	(40.3)	35.2
Loss from selected property and casualty exited agencies, policies, groups, and programs	—	—	68.3
Voluntary pool losses	—	—	33.0
Other operating expenses	635.0	652.2	585.6

Total benefits, losses and expenses	3,184.1	3,837.8	3,371.2

Income (loss) before federal income taxes	79.5	(521.2)	(59.4)

Federal income tax benefit:
Current	(5.4)	(6.8)	(12.4)
Deferred	(2.0)	(228.0)	(63.1)

Total federal income tax benefit	(7.4)	(234.8)	(75.5)

Income (loss) before minority interest and cumulative effect of change in accounting principle	86.9	(286.4)	16.1
Minority interest:
Distributions on mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company	—	(16.0)	(16.0)

Income (loss) before cumulative effect of change in accounting principle	86.9	(302.4)	0.1
Cumulative effect of change in accounting principle	—	(3.7)	(3.2)

Net income (loss)	$86.9	$(306.1)	$(3.1)

Earnings per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$1.64	$(5.72)	$—
Cumulative effect of change in accounting principle	—	(0.07)	(0.06)

Net income (loss) per share	$1.64	$(5.79)	$(0.06)
Weighted average shares outstanding	52.9	52.9	52.7

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$1.63	$(5.72)	$—
Cumulative effect of change in accounting principle	—	(0.07)	(0.06)

Net income (loss) per share	$1.63	$(5.79)	$(0.06)
Weighted average shares outstanding	53.2	52.9	53.1

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	64

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2003	2002
(In millions, except per share data)
Assets
Investments:
Fixed maturities-at fair value (amortized cost of $7,346.3 and $7,715.9)	$7,646.5	$8,003.1
Equity securities-at fair value (cost of $9.1 and $49.1)	15.3	52.8
Mortgage loans	175.1	259.8
Policy loans	268.0	361.4
Other long-term investments	80.7	129.7

Total investments	8,185.6	8,806.8

Cash and cash equivalents	380.5	389.8
Accrued investment income	126.5	138.3
Premiums, accounts and notes receivable, net	480.9	564.7
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	2,111.2	2,075.8
Deferred policy acquisition costs	1,115.5	1,242.2
Deferred federal income taxes	381.0	413.2
Goodwill	128.2	131.2
Other assets	367.7	473.5
Separate account assets	11,835.4	12,343.4

Total assets	$25,112.5	$26,578.9

Liabilities
Policy liabilities and accruals:
Future policy benefits	$3,556.8	$3,935.7
Outstanding claims, losses and loss adjustment expenses	3,124.9	3,066.5
Unearned premiums	1,032.5	1,047.0
Contractholder deposit funds and other policy liabilities	683.7	737.2

Total policy liabilities and accruals	8,397.9	8,786.4

Expenses and taxes payable	822.7	1,115.5
Reinsurance premiums payable	136.5	559.1
Trust instruments supported by funding obligations	1,200.3	1,202.8
Long-term debt	499.5	199.5
Separate account liabilities	11,835.4	12,343.4

Total liabilities	22,892.3	24,206.7

Minority Interest:
Mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company	—	300.0

Commitments and contingencies (Notes 17 and 21)
Shareholders' Equity
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,775.6	1,768.4
Accumulated other comprehensive income (loss)	16.1	(37.4)
Retained earnings	833.1	746.2
Treasury stock at cost (7.4 and 7.5 million shares)	(405.2)	(405.6)

Total shareholders’ equity	2,220.2	2,072.2

Total liabilities and shareholders’ equity	$25,112.5	$26,578.9

The accompanying notes are an integral part of these consolidated financial statements.

65	ALLMERICA FINANCIAL ANNUAL REPORT 2003

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Preferred Stock	$—	$—	$—

Common Stock
Balance at beginning and end of year	0.6	0.6	0.6

Additional Paid-In Capital
Balance at beginning of year	1,768.4	1,758.4	1,765.3
Unearned compensation related to restricted stock and other	7.2	10.0	(6.9)

Balance at end of year	1,775.6	1,768.4	1,758.4

Accumulated Other Comprehensive Income (Loss)
Net Unrealized Appreciation on Investments and Derivative Instruments:
Balance at beginning of year	83.4	28.4	(5.2)
Appreciation during the period:
Net appreciation on available-for-sale securities and derivative instruments	9.2	84.6	51.7
Provision for deferred federal income taxes	(3.2)	(29.6)	(18.1)

	6.0	55.0	33.6

Balance at end of year	89.4	83.4	28.4

Minimum Pension Liability:
Balance at beginning of year	(120.8)	(42.1)	—
Decrease (increase) during the period:
Decrease (increase) in minimum pension liability	73.1	(121.1)	(64.8)
(Provision) benefit for deferred federal income taxes	(25.6)	42.4	22.7

	47.5	(78.7)	(42.1)

Balance at end of year	(73.3)	(120.8)	(42.1)

Total accumulated other comprehensive income (loss)	16.1	(37.4)	(13.7)

Retained Earnings
Balance at beginning of year	746.2	1,052.3	1,068.7
Net income (loss)	86.9	(306.1)	(3.1)
Dividends to shareholders	—	—	(13.3)

Balance at end of year	833.1	746.2	1,052.3

Treasury Stock
Balance at beginning of year	(405.6)	(406.5)	(420.3)
Shares reissued at cost	0.4	0.9	13.8

Balance at end of year	(405.2)	(405.6)	(406.5)

Total shareholders’ equity	$2,220.2	$2,072.2	$2,391.1

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	66

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Net income (loss)	$86.9	$(306.1)	$(3.1)

Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation during the period	16.4	143.1	50.3
Provision for deferred federal income taxes	(5.7)	(50.1)	(17.6)

Total available-for-sale securities	10.7	93.0	32.7

Derivative instruments:
Net (depreciation) appreciation during the period	(7.2)	(58.5)	1.4
Benefit (provision) for deferred federal income taxes	2.5	20.5	(0.5)

Total derivative instruments	(4.7)	(38.0)	0.9

	6.0	55.0	33.6

Minimum pension liability:
Decrease (increase) in minimum pension liability	73.1	(121.1)	(64.8)
(Provision) benefit for deferred federal income taxes	(25.6)	42.4	22.7

	47.5	(78.7)	(42.1)

Other comprehensive income (loss)	53.5	(23.7)	(8.5)

Comprehensive income (loss)	$140.4	$(329.8)	$(11.6)

The accompanying notes are an integral part of these consolidated financial statements.

67	ALLMERICA FINANCIAL ANNUAL REPORT 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Cash Flows From Operating Activities
Net income (loss)	$86.9	$(306.1)	$(3.1)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net realized investment (gains) losses	(24.1)	162.3	123.9
Losses (gains) on derivative instruments	6.9	(40.3)	35.2
Losses on foreign currency futures contracts	10.2	—	—
Impairment of capitalized technology	3.4	29.8	—
Net amortization and depreciation	35.8	20.6	23.0
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	57.4	84.4	126.7
Gain from retirement of trust instruments supported by funding obligations	(5.7)	(102.6)	—
(Income) loss from disposal of universal life insurance business	(5.5)	31.3	—
Deferred federal income tax benefits	(2.0)	(228.0)	(63.1)
Change in deferred acquisition costs	126.9	370.4	(183.7)
Change in premiums and notes receivable, net of reinsurance premiums payable	122.3	5.6	20.5
Change in accrued investment income	11.8	14.0	3.1
Change in policy liabilities and accruals, net	(370.8)	(196.5)	688.1
Change in reinsurance receivable	(35.4)	(0.4)	(3.0)
Change in expenses and taxes payable	(214.3)	215.5	(141.1)
Other, net	21.9	(16.2)	31.9

Net cash (used in) provided by operating activities	(174.3)	43.8	658.4

Cash Flows From Investing Activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	2,468.9	4,881.5	3,420.1
Proceeds from disposals of equity securities	81.3	15.4	42.7
Proceeds from disposals of other investments	82.1	79.0	48.3
Proceeds from mortgages sold, matured or collected	85.7	62.9	307.1
Proceeds from collections of installment finance and notes receivables	320.4	271.5	212.1
Purchase of available-for-sale fixed maturities	(2,432.8)	(3,421.0)	(4,698.4)
Purchase of equity securities	(42.4)	(2.1)	(12.9)
Purchase of other investments	(21.9)	(31.3)	(28.8)
Capital expenditures	(5.4)	(13.1)	(32.1)
Net receipts (payments) related to margin deposits on derivative instruments	56.6	(72.0)	(27.4)
Disbursements to fund installment finance and notes receivables	(303.2)	(304.9)	(239.9)
Proceeds from disposal of company owned life insurance	64.9	—	—
Other investing activities, net	0.1	2.7	2.0

Net cash provided by (used in) investing activities	354.3	1,468.6	(1,007.2)

Cash Flows From Financing Activities
Deposits to contractholder deposit funds	—	100.0	101.3
Withdrawals from contractholder deposit funds	(32.7)	(1,023.7)	(621.0)
Deposits to trust instruments supported by funding obligations	—	112.0	1,109.5
Withdrawals from trust instruments supported by funding obligations	(156.9)	(578.9)	(190.6)
Change in short-term debt	—	(83.3)	26.7
Dividends paid to shareholders	—	—	(13.3)
Treasury stock reissued at cost	0.3	1.1	5.3

Net cash (used in) provided by financing activities	(189.3)	(1,472.8)	417.9

Net change in cash and cash equivalents	(9.3)	39.6	69.1
Cash and cash equivalents, beginning of year	389.8	350.2	281.1

Cash and cash equivalents, end of year	$380.5	$389.8	$350.2

Supplemental Cash Flow Information
Interest payments	$40.0	$16.4	$19.5
Income tax net refunds	$—	$(55.5)	$(14.1)

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Allmerica Financial Corporation (“AFC” or the “Company”) include the accounts of The Hanover Insurance Company (“Hanover”); Citizens Insurance Company of America (“Citizens”); Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”); First Allmerica Financial Life Insurance Company (“FAFLIC”), and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments as discussed in Note 16. All significant intercompany accounts and transactions have been eliminated.

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

B. Closed Block

FAFLIC established and began operating a closed block (the “Closed Block”) for the benefit of the participating policies included therein, consisting of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies which were in force as of FAFLIC’s demutualization on October 16, 1995; such policies constitute the “Closed Block Business”. The purpose of the Closed Block is to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts. Unless the Massachusetts Insurance Commissioner consents to an earlier termination, the Closed Block will continue to be in effect until the date none of the Closed Block policies are in force. FAFLIC allocated to the Closed Block assets in an amount that is expected to produce cash flows which, together with future revenues from the Closed Block Business, are reasonably sufficient to support the Closed Block Business, including provision for payment of policy benefits, certain future expenses and taxes and for continuation of policyholder dividend scales payable in 1994 so long as the experience underlying such dividend scales continues. The Company expects that the factors underlying such experience will fluctuate in the future and policyholder dividend scales for Closed Block Business will be set accordingly.

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

C. Valuation of Investments

In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“Statement No. 115”), the Company is required to classify its investments into one of three categories: held-to-maturity, available-for-sale, or trading. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Fixed maturities and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a separate component of shareholders’ equity. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income.

Mortgage loans on real estate are stated at unpaid principal balances, net of unamortized discounts and reserves. Reserves on mortgage loans are based on losses expected by the Company to be realized on transfers of mortgage loans to

69	ALLMERICA FINANCIAL ANNUAL REPORT 2003

real estate (upon foreclosure), on the disposition or settlement of mortgage loans and on mortgage loans which the Company believes may not be collectible in full. In establishing reserves, the Company considers, among other things, the estimated fair value of the underlying collateral.

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

E. Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge); or (4) “held for trading”. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (i.e., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign currency hedges are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. Lastly, changes in the fair value of derivative trading instruments are reported in current period earnings.

The Company may hold financial instruments that contain “embedded” derivative instruments. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument, or host contract, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair value, cash flow, or foreign currency hedge, or as a trading derivative instrument.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

ALLMERICA FINANCIAL ANNUAL REPORT 2003	70

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

H. Reinsurance Receivables

The Company shares certain insurance risks it has underwritten, through the use of reinsurance contracts, with various insurance entities. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“Statement No. 113”), have been met. As a result, when the Company experiences loss or claims events, or unfavorable mortality or morbidity experience that are subject to a reinsurance contract, reinsurance recoverables are recorded. The amount of the reinsurance recoverable can vary based on the terms of the reinsurance contract, the size of the individual loss or claim, or the aggregate amount of all losses or claims in a particular line, book of business or an aggregate amount associated with a particular accident year. The valuation of losses or claims recoverable depends on whether the underlying loss or claim is a reported loss or claim, an incurred but not reported loss or a future policy benefit. For reported losses and claims, the Company values reinsurance recoverables at the time the underlying loss or claim is recognized, in accordance with contract terms. For incurred but not reported losses and future policy benefits, the Company estimates the amount of reinsurance recoverables based on the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve and future policy benefit estimates. The reinsurance recoverables are based on what the Company believes are reasonable estimates and the balance is disclosed separately in the financial statements. However, the ultimate amount of the reinsurance recoverable is not known until all losses and claims are settled.

I. Property, Equipment and Capitalized Software

Property, equipment, leasehold improvements and capitalized software are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 30 years. The estimated useful life for capitalized software is generally 5 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements.

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

71	ALLMERICA FINANCIAL ANNUAL REPORT 2003

J. Goodwill

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), the Company ceased amortizing its goodwill beginning in 2002 and carries it at the January 1, 2002 amortized cost balance, net of impairments. The Company’s goodwill primarily relates to its property and casualty business. The Company tests for the recoverability of goodwill annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that is recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit.

K. Separate Accounts

Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable annuity and variable life insurance contractholders and certain pension funds. Assets consist principally of mutual funds, bonds, common stocks, and short-term obligations at market value. The investment income and gains and losses of these accounts generally accrue to the contractholders and, therefore, are not included in the Company’s net income. Appreciation and depreciation of the Company’s interest in the separate accounts, including undistributed net investment income, is reflected in shareholders’ equity or net investment income.

L. Policy Liabilities and Accruals

Future policy benefits are liabilities for life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance products are computed using the net level premium method for individual life and annuity policies, and are based upon estimates as to future investment yield, mortality and withdrawals that include provisions for adverse deviation. Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2 1/2% to 6.0% for life insurance and 2% to 9 1/2% for annuities. Mortality, morbidity and withdrawal assumptions for all policies are based on the Company’s own experience and industry standards. Liabilities for universal life, variable universal life and variable annuities include deposits received from customers and investment earnings on their fund balances, less administrative charges. Universal life fund balances are also assessed mortality and surrender charges. Liabilities for variable annuities include a reserve for guaranteed minimum fund values in excess of contract values, also referred to as guaranteed minimum death benefits (“GMDB”).

Liabilities for outstanding claims, losses and loss adjustment expenses (“LAE”) are estimates of payments to be made on property and casualty and health insurance contracts for reported losses and LAE and estimates of losses and LAE incurred but not reported. These liabilities are determined using case basis evaluations and statistical analyses and represent estimates of the ultimate cost of all losses incurred but not paid. These estimates are continually reviewed and adjusted as necessary; such adjustments are reflected in current operations. Estimated amounts of salvage and subrogation on unpaid property and casualty losses are deducted from the liability for unpaid claims.

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

All policy liabilities and accruals are based on the various estimates discussed above. Although the adequacy of these amounts cannot be assured, the Company believes that it is more likely than not that policy liabilities and accruals will be sufficient to meet future obligations of policies in force. The amount of liabilities and accruals, however, could be revised in the near-term if the estimates discussed above are revised.

M. Mandatorily Redeemable Preferred Securities of a Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company

Mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company reflects the issuance, through a subsidiary business trust, of $300.0 million of Series B Capital Securities, which are registered under the Securities Act of 1933, and related Junior Subordinated Deferrable Interest Debentures due 2027. These capital securities pay cumulative dividends at a rate of 8.207% semiannually. Through certain guarantees, these subordinated debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of the subsidiary business trust under these capital securities. Effective July 1, 2003, these securities are reflected in long-term debt in the Consolidated Balance Sheets, in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”). Prior to 2003, these securities were included in minority interest in the Consolidated Balance Sheets.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	72

N. Premium, Fee Revenue and Related Expenses

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

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement No. 109”). These differences result primarily from policy acquisition expenses, loss and LAE reserves, policy reserves, tax credit carryforwards, employee benefit plans, net operating loss and capital loss carryforwards, and unrealized appreciation or depreciation on investments.

P. New Accounting Pronouncements

In February 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force reached a consensus regarding certain disclosure requirements in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF No. 03-1”). EITF No. 03-1 describes certain quantitative and qualitative disclosures that are required for marketable equity securities covered by Statement No. 115, including the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses, by investment type, as well as the nature of the investment(s), cause of impairment, number of positions held, severity and duration of the impairment. The disclosures required by EITF No. 03-1 are effective for fiscal years ending after December 15, 2003. The Emerging Issues Task Force is discussing further the other issues addressed in EITF No. 03-1, including the meaning of other-than-temporary impairment and its application to investments accounted for under the cost method or the equity method, or as either available-for-sale or held-to-maturity under Statement No. 115.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 132, (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106 (“Statement No. 132 - revised”). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. Statement No. 132 - revised requires additional disclosures related to plan assets, benefit obligations, contributions, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans, including information regarding the Company’s selection of certain assumptions, as well as expected benefit payments. This statement also requires disclosures in interim financial statements related to net periodic pension costs and contributions. Most provisions of this statement are effective for fiscal years ending after December 15, 2003. Disclosures regarding expected benefit payments are effective for fiscal years ending after June 15, 2004. The adoption of Statement No. 132 - revised did not have a material effect on the Company’s financial position or results of operations.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 is applicable to all insurance enterprises as defined by Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. This statement provides guidance regarding accounting and disclosures of separate account assets and liabilities and an insurance company’s interest in such separate accounts. It further provides for the accounting and disclosures related to contractholder transfers to separate accounts from a company’s general account and the determination of the balance that accrues to the benefit of the contractholder. In addition, SOP 03-1 provides guidance for determining any additional liabilities for guaranteed minimum death benefits or other insurance benefit features, potential benefits available only on

73	ALLMERICA FINANCIAL ANNUAL REPORT 2003

annuitization and liabilities related to sales inducements, such as immediate bonus payments, persistency bonuses, and enhanced crediting rates or “bonus interest” rates, as well as the required disclosures related to these items. This statement is effective for fiscal years beginning after December 15, 2003. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions, including, among other items, estimates of future market returns and expected contract persistency. Based on the equity market level as of December 31, 2003, the Company estimates an additional $55 million to $62 million charge, net of taxes, in the first quarter of 2004, upon adoption of this statement.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify mandatorily redeemable financial instruments and other financial instruments that embody an obligation of the issuer as liabilities. At inception, these liabilities shall initially be measured at fair value. Mandatorily redeemable financial instruments and certain forward contracts in which both the amount to be paid and the settlement date are fixed shall be subsequently measured at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. Other financial instruments shall be subsequently measured at fair value. Additionally, mandatorily redeemable financial instruments and certain forward contracts shall, on a prospective basis, reflect any amounts paid or to be paid to holders of these instruments in excess of the initial measurement amount as interest cost. For financial instruments created before the issuance date of Statement No. 150 and still existing at the beginning of the interim period of adoption, any changes between carrying value and fair value or other measurement attribute provided for by this statement, upon adoption of this statement, shall be reflected as a cumulative effect of a change in accounting principle. This statement is effective for interim periods beginning after June 15, 2003. On November 7, 2003, the FASB deferred the aforementioned measurement provisions of Statement No. 150 for securities issued before November 5, 2003. The Company has $300 million of mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company. These securities embody an unconditional obligation that requires the Company to redeem the securities on a stated maturity date. As such, the securities have been reclassified from the mezzanine level of the balance sheet to debt, at face value. Dividends on the securities are classified as interest expense in the current year. In addition, these instruments contain a settlement alternative that occurs as a result of a “special event.” A special event could occur if a change in laws and/or regulations or the application or interpretation of these laws and/or regulations causes the interest from these debentures to become taxable income (or non-deductible expense), or for the subsidiary trust to become deemed an “investment company” and subject to the filing requirements of Registered Investment Companies.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“Statement No. 149”). This statement amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”) as a result of certain decisions made by the Derivatives Implementation Group. In addition, this statement also clarifies the definition of a derivative. This statement is effective, on a prospective basis, for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, except for those implementation issues previously cleared by the FASB prior to June 30, 2003. The provisions related to previously cleared implementation issues shall continue to be applied in accordance with their respective effective dates. The adoption of Statement No. 149 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, which was subsequently revised by the December 2003 issuance of Interpretation No. 46, (collectively referred to as “FIN 46 or the “Interpretation”). FIN 46 provides guidance regarding the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, specifically as it relates to the identification of entities for which control is achieved through a means other than voting rights (“variable interest entities”) and the determination of which party is responsible for consolidating the variable interest entities (the “primary beneficiary”). In addition to mandating that the primary beneficiary consolidate the variable interest entity, FIN 46 also requires disclosures by companies that hold a significant variable interest, even if they are not the primary beneficiary. Certain financial statement disclosures were applicable immediately for those entities for which it was reasonably possible that the enterprise would, upon adoption of FIN 46, consolidate or be required to disclose information about any variable interest entities. Additionally, an enterprise with an interest in an entity to which FIN 46 had not been applied as of December 24, 2003, is required to apply this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. Application of FIN 46 for special purpose entities was required no later than as of the end of the first reporting period that ends after December 15, 2003. The Company performed a review of

ALLMERICA FINANCIAL ANNUAL REPORT 2003	74

potential variable interest entities and concluded that as of December 31, 2003, AFC was not the primary beneficiary of any material variable interest entities; and, therefore would not be required to consolidate those entities as a result of implementing FIN 46. However, the Company does hold a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund - 1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company’s investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company’s maximum exposure to loss on this investment is limited to its carrying value, which is $8.8 million at December 31, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“Statement No. 148”). This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require more prominent disclosures, in both annual and interim financial statements, regarding the pro forma effects of using the fair value method of accounting for stock-based compensation. The provisions of this statement are effective for fiscal years ending after December 15, 2002. The Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and related interpretations for stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 provides guidance regarding financial statement disclosure requirements for guarantors related to obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by the guarantor, at the inception of a guarantee, for these obligations under guarantees. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provisions of this interpretation are required to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of reporting periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement No. 146”). This statement requires that a liability for costs associated with an exit or disposal activity is recognized and measured initially at its fair value in the period the liability is incurred. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF No. 94-3”). Additionally, the statement requires financial statement disclosures about the description of the exit or disposal activity, including for each major type of cost, the total amount expected to be incurred and a reconciliation of the beginning and ending liability balances. The provisions of this statement are effective for all exit and disposal activities initiated after December 31, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). This statement addresses significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“Statement No. 121”), by developing a single accounting model, based on the framework established in Statement No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. In addition, Statement No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB No. 30”), Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. The adoption of Statement No. 144 did not have a material effect on the Company’s financial statements.

In June 2001, the FASB issued Statement No. 142, which requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized over their useful lives, but instead be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In addition, the statement provides specific guidance for testing the impairment of intangible assets. Additional financial statement disclosures about goodwill and other intangible assets, including changes in the carrying amount of goodwill, carrying amounts by classification of amortized and non-amortized assets, and estimated amortization expenses for the next five years, are also required. This statement became effective for

75	ALLMERICA FINANCIAL ANNUAL REPORT 2003

fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets held at the date of adoption. The Company adopted Statement No. 142 on January 1, 2002. In accordance with the transition provisions of this statement, the Company recorded a $3.7 million charge, net of taxes, in earnings, to recognize the impairment of goodwill related to two of its non-insurance subsidiaries. The Company used a discounted cash flow model to value these subsidiaries.

In June 1998, the FASB issued Statement No. 133 which establishes accounting and reporting standards for derivative instruments. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in an asset’s, liability’s or firm commitment’s fair value, changes in the fair value of the derivative instruments will generally be offset in the income statement by changes in the hedged item’s fair value. For cash flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. To the extent any hedges are determined to be ineffective, all or a portion of the change in value of the derivative will be recognized currently in earnings. This statement was effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 on January 1, 2001. In accordance with the transition provisions of the statement, the Company recorded a $3.2 million charge, net of taxes, in earnings to recognize all derivative instruments at their fair values. This adjustment represents net losses that were previously deferred in other comprehensive income on derivative instruments that do not qualify for hedge accounting. The Company recorded an offsetting gain in other comprehensive income of $3.3 million, net of taxes, to recognize these derivative instruments.

Q. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2003, 2002, and 2001 are based on a weighted average of the number of shares outstanding during each year. The Company’s EPS is based on net income for both basic and diluted earnings per share. The weighted average shares outstanding which were utilized in the calculation of basic earnings per share differ from the weighted average shares outstanding used in the calculation of diluted earnings per share due to the effect of dilutive employee stock options and nonvested stock grants. If the effect of such stock options and grants are antidilutive, the weighted average shares outstanding utilized in the calculation of diluted earnings per share equal those utilized in the calculation of basic earnings per share.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

R. Stock-Based Compensation

The Company applies the provisions of APB Opinion No. 25, in accounting for its stock-based compensation plans, and thus compensation cost is not generally required to be recognized in the financial statements for the Company’s stock options issued to employees. However, costs associated with the issuance of stock options to certain agents who did not qualify as employees were recognized in 2003, 2002, and 2001.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation.

FOR THE YEARS ENDED DECEMBER 31,	2003	2002	2001
(In millions, except per share data)
Net income (loss), as reported	$86.9	$(306.1)	$(3.1)
Stock-based compensation expense included in reported net income, net of taxes	1.7	1.7	8.1
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(12.8)	(14.1)	(18.2)

Net income (loss), after effect of Statement No. 123	$75.8	$(318.5)	$(13.2)

Earnings per share:
Basic - as reported	$1.64	$(5.79)	$(0.06)

Basic - after effect of Statement No. 123	$1.43	$(6.03)	$(0.25)

Diluted - as reported	$1.63	$(5.79)	$(0.06)

Diluted - after effect of Statement No. 123	$1.43	$(6.03)	$(0.25)

Since options vest over several years and additional awards generally are made each year, the aforementioned pro forma effects are not likely to be representative of the effects on reported net income for future years.

S. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	76

2. DISCONTINUED OPERATIONS

During 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters (“AGU”) business and its accident and health assumed reinsurance pool business (“reinsurance pool business”). During 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $17.5 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of $27.6 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $86.7 million at December 31, 2003 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At December 31, 2003 and 2002, the discontinued segment had assets of approximately $284.5 million and $290.4 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $350.5 million and $347.5 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $14.5 million, $23.3 million and $34.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

3. SIGNIFICANT TRANSACTIONS

In the fourth quarter of 2003, the Company ceased operations of its Allmerica Financial Services (“AFS”) segment retail broker/dealer operations (see Note 16 for a description of the Company’s operating segments). These operations had distributed third-party investment and insurance products through VeraVest Investments, Inc. Results in 2003 include a pre-tax charge of $11.5 million for asset impairments in connection with this action. The Company also recognized a pre-tax restructuring charge of $21.9 million in 2003, in accordance with Statement No. 146. Approximately $12.1 million of this charge relates to severance and other employee related costs associated with the termination of 532 employees, and $9.8 million relates to contract termination fees and other costs. Of the 532 employees, 487 have been terminated as of December 31, 2003. All levels of employees, from staff to senior management, were affected by the decision. As of December 31, 2003, the Company has made payments of approximately $4.9 million related to this restructuring plan, of which $3.0 million relates to severance and other employee related costs and $1.9 million relates to contract termination fees and other costs. The Company currently anticipates an additional $3 million to $5 million of expenses will be recognized in 2004 related to this restructuring.

In 2003 and 2002, the Company retired $78.8 million and $548.9 million, respectively, of long-term funding agreement obligations at discounts. This resulted in pre-tax gains of $5.7 million and $102.6 million in 2003 and 2002, respectively, which are reported as gains from retirement of trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $6.4 million and $14.1 million, were recorded as net realized investment losses in the Consolidated Statements of Income in 2003 and 2002, respectively. The net foreign currency transaction gains (losses) in 2003 and 2002, related to the retired foreign-denominated funding agreements of $3.6 million and $(12.2) million, respectively, were recorded as other income in the Consolidated Statements of Income.

Effective December 31, 2002, the Company effectively sold, through a 100% coinsurance agreement, substantially all of its fixed universal life insurance business. Under the agreement,

77	ALLMERICA FINANCIAL ANNUAL REPORT 2003

the Company ceded approximately $660 million of universal life insurance reserves in exchange for the transfer of approximately $550 million of investment assets, with an amortized cost of approximately $525 million, subject to certain post-closing adjustments. At December 31, 2002, the Company recorded a pre-tax loss of $31.3 million. This loss consisted primarily of the aforementioned ceded reserves, asset transfers, a permanent impairment of the universal life DAC asset of $155.9 million and administrative expenses of approximately $10 million. This loss is reflected as a separate line item in the Consolidated Statements of Income. In 2003, the Company transferred cash and other investment assets of approximately $100 million and $450 million, respectively, for the settlement of the net payable associated with this transaction. In addition, the Company recorded incremental pre-tax income of $5.5 million during 2003 related to the settlement of post-closing items.

In the fourth quarter of 2002, the Company recognized a pre-tax charge of $15.0 million related to the restructuring of its AFS segment, which has been accounted for under the guidance of EITF No. 94-3. Approximately $11.7 million of this charge relates to severance and other employee and agent related costs resulting from the elimination of 476 positions, of which 411 employees have been terminated as of December 31, 2003 and 63 vacant positions have been eliminated. All levels of employees, from staff to senior management, were affected by the restructuring. Additionally, the Company terminated all life insurance and annuity agent contracts effective December 31, 2002. In addition, approximately $3.3 million of this charge relates to other restructuring costs, consisting of lease and contract cancellations and the present value of idle leased space. As of December 31, 2003, the Company has made payments of approximately $13.6 million related to this restructuring plan, of which approximately $11.2 million relates to severance and other employee related costs. During 2003, the Company eliminated an additional 158 positions related to this restructuring, of which 151 employees have been terminated as of December 31, 2003. The Company recorded a pre-tax charge of $7.0 million during 2003, in accordance with Statement No. 146, consisting of $6.7 million of employee related costs and $0.3 million related to contract cancellations. As of December 31, 2003, the Company has made payments of approximately $4.5 million related to this restructuring plan, of which approximately $4.2 million relates to severance and other employee related costs. The plan is substantially complete.

In 2001, the Company completed an extensive review of its agency relationships which resulted in the termination of 377 agencies and the withdrawal of commercial lines’ underwriting authority in an additional 314 agencies. These actions affected approximately 27% of the estimated 2,500 active agencies representing the Company in 2001. These agencies had consistently produced unsatisfactory loss ratios. In addition, the Company terminated virtually all of its specialty commercial programs and discontinued a number of special marketing arrangements. As a result of these actions, the Company recorded a total charge of $68.3 million which has been presented as a separate line item in the Consolidated Statements of Income. The total charge consists of a $52.9 million increase in reserves, a $7.2 million estimated future premium deficiency, $4.8 million of cost associated with ceding certain losses, and a $3.4 million impairment to the deferred acquisition cost asset. In connection with these actions, the Company performed an actuarial review of outstanding reserves with segregated loss history on the exited business. Based on this review, an increase to reserves of $52.9 million was recorded. The Company was contractually or under statutory regulations obligated to renew policies with certain agents that were in runoff through 2003. The estimated future premium deficiency on these policies of $7.2 million was recorded during 2001. Under the aggregate excess of loss reinsurance treaty, the Company ceded $5.9 million of additional losses included in the aforementioned $52.9 million reserve increase; the cost of ceding these losses into the treaty of $4.8 million was recorded in 2001. In addition, as a result of projected future losses on the exited business, the Company recorded an impairment to the DAC asset of $3.4 million. This resulted in an increase in policy acquisition expenses and a decrease in the Company’s DAC asset balance as of December 31, 2001. Actual future losses from the exited business may vary from the Company’s estimate.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	78

4. INVESTMENTS

A. Fixed Maturities and Equity Securities

The Company accounts for its investments in fixed maturities and equity securities, all of which are classified as available-for-sale, in accordance with the provisions of Statement No. 115.

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

DECEMBER 31	2003
(In millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$679.7	$14.3	$6.4	$687.6
States and political sub divisions	1,290.0	56.2	3.5	1,342.7
Foreign governments	10.9	0.2	—	11.1
Corporate fixed maturities	4,192.4	242.4	33.4	4,401.4
Mortgage-backed securities	1,173.3	34.9	4.5	1,203.7

Total fixed maturities	$7,346.3	$348.0	$47.8	$7,646.5

Equity securities	$9.1	$6.3	$0.1	$15.3

DECEMBER 31	2002
(In millions)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$570.5	$22.8	$0.8	$592.5
States and political subdivisions	1,448.3	53.7	2.3	1,499.7
Foreign governments	14.1	0.8	0.1	14.8
Corporate fixed maturities	4,424.5	251.1	102.9	4,572.7
Mortgage-backed securities	1,258.5	65.1	0.2	1,323.4

Total fixed maturities	$7,715.9	$393.5	$106.3	$8,003.1

Equity securities	$49.1	$4.1	$0.4	$52.8

(1)	Amortized cost for fixed maturities and cost for equity securities.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties were fully collateralized by cash and had a fair value of $384.7 million and $46.9 million, at December 31, 2003 and 2002, respectively. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities.

In connection with AFLIAC’s voluntary withdrawal of its license in New York, AFLIAC agreed with the New York Department of Insurance in 1994 to maintain, through a custodial account in New York, a security deposit, the market value of which will equal 102% of all outstanding liabilities of AFLIAC for New York policyholders, claimants and creditors. During 2003, the New York Department of Insurance allowed AFLIAC to release assets on deposit due to the decrease in outstanding liabilities relating to the sale of the universal life insurance business in December 2002. At December 31, 2003, the amortized cost and fair value of assets on deposit in New York were $42.6 million and $46.4 million, respectively. At December 31, 2002, the amortized cost and fair value of the assets on deposit were $180.1 million and $189.9 million, respectively. In addition, fixed maturities, excluding those securities on deposit in New York, with an amortized cost of $132.8 million and $137.4 million were on deposit with various state and governmental authorities at December 31, 2003 and 2002, respectively. Fair values related to these securities were $141.0 million and $148.1 million at December 31, 2003 and 2002, respectively.

The Company enters into various reinsurance, derivative, and other arrangements that may require fixed maturities to be held as collateral. At December 31, 2003 and 2002, fixed maturities held as collateral had a fair value of $282.2 million and $16.2 million, respectively.

At December 31, 2003, there were contractual investment commitments of $1.9 million.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

DECEMBER 31	2003
(In millions)	Amortized Cost	Fair Value
Due in one year or less	$326.6	$328.1
Due after one year through five years	2,183.8	2,298.3
Due after five years through ten years	2,266.3	2,355.2
Due after ten years	2,569.6	2,664.9

Total	$7,346.3	$7,646.5

79	ALLMERICA FINANCIAL ANNUAL REPORT 2003

B. Mortgage Loans and Real Estate

The Company’s mortgage loans are diversified by property type and location. Mortgage loans are collateralized by the related properties and generally do not exceed 75% of the property’s value at the time of origination. No mortgage loans were originated during 2003 and 2002. The carrying values of mortgage loans, net of applicable reserves, were $175.1 million and $259.8 million at December 31, 2003 and 2002, respectively. Reserves for mortgage loans were $1.8 million and $2.8 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, the Company held one real estate investment with a carrying value of $4.3 million that was acquired through the foreclosure of a mortgage loan. This foreclosure represents the only non-cash mortgage activity in 2003. No real estate was held at December 31, 2002 in the Company’s investment portfolio. There were no non-cash investing activities, including real estate acquired through foreclosure of mortgage loans in 2002.

There were no contractual commitments to extend credit under commercial mortgage loan agreements at December 31, 2003.

Mortgage loan investments comprised the following property types and geographic regions:

DECEMBER 31	2003	2002
(In millions)
Property type:
Office building	$91.7	$142.0
Industrial / warehouse	42.1	62.2
Retail	36.3	51.0
Residential	6.6	6.9
Other	0.2	0.5
Valuation allowances	(1.8)	(2.8)

Total	$175.1	$259.8

Geographic region:
Pacific	$45.8	$72.3
New England	43.7	45.1
South Atlantic	39.7	63.3
East North Central	27.3	38.3
West South Central	6.1	18.6
Middle Atlantic	6.1	11.1
Other	8.2	13.9
Valuation allowances	(1.8)	(2.8)

Total	$175.1	$259.8

At December 31, 2003, scheduled mortgage loan maturities were as follows: 2004 - $42.4 million; 2005 - $13.5 million; 2006 - $16.0 million; 2007 - $10.0 million; 2008 - $7.6 million and $85.6 million thereafter. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. During 2003, the Company did not refinance any mortgage loans based on terms which differed from current market rates.

Mortgage loans investment valuation allowances of $1.8 million and $2.8 million at December 31, 2003 and 2002, respectively, have been deducted in arriving at investment carrying values as presented in the Consolidated Balance Sheets. There were no impaired loans or related reserves as of December 31, 2003 and 2002. There was no interest income received in 2003 and 2002 related to impaired loans.

C. Derivative Instruments

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by foreign currency, equity market and interest rate volatility. As a result of the Company’s issuance of trust instruments supported by funding obligations denominated in foreign currencies, as well as its investment in securities denominated in foreign currencies, the Company’s operating results are exposed to changes in exchange rates between the U.S. dollar, the Japanese Yen, the British Pound, and the Euro. The Company uses foreign currency exchange swaps, futures, and options to mitigate the short-term effect of changes in currency exchange rates and to manage the risk of cash flow variability. Additionally, in prior years, the Company had floating rate funding agreements that were matched with fixed rate securities, which exposed the Company’s cash flows to changes in interest rates. The Company used derivative financial instruments, primarily foreign currency exchange swaps, interest rate swaps, and futures contracts, with indices that correlated to balance sheet instruments, to modify its indicated net interest sensitivity to levels deemed to be appropriate. Prior to September 2002, the Company used exchange traded futures contracts to hedge against interest rate risk on anticipated sales of guaranteed investment contracts (“GIC”) and other funding agreements. The Company was exposed to interest rate risk from the time of sale of the GIC until the receipt of deposit and purchase of the underlying asset to back the liability. Finally, the Company is exposed to changes in the equity market due to increases in GMDB reserves that result from declines in the equity market. The Company uses exchange traded equity market futures contracts to reduce the volatility in statutory capital reserves from the effects of the equity market movements.

The operations of the Company are subject to risks resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are paid, withdrawn, mature or re-price in specified periods. The principal objective of the Company’s

ALLMERICA FINANCIAL ANNUAL REPORT 2003	80

asset/liability management activities is to provide maximum levels of net investment income, while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. The Company’s investment assets are managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, the Company has developed investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and the exposure to individual markets, borrowers, industries, and sectors.

By using derivative instruments, the Company is exposed to credit risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain (including any accrued receivable) in a derivative. The Company regularly assesses the financial strength of the counterparties and generally enters into derivative instruments with counterparties rated “A” or better by nationally recognized rating agencies. Depending on the nature of the derivative transaction, the Company maintains bilateral Collateral Standardized Arrangements (“CSA”) with each counterparty. In general, the CSA sets a minimum threshold of exposure that must be collateralized, although thresholds may vary by CSA. The Company’s counterparties held collateral, in the form of cash, bonds and U.S. Treasury notes, of $71.6 million and $23.7 million at December 31, 2003 and 2002, respectively.

Management monitors the Company’s derivative activities by reviewing portfolio activities and risk levels. Management also oversees all derivative transactions to ensure that the types of transactions entered into and the results obtained from those transactions are consistent with both the Company’s risk management strategy and with Company policies and procedures.

D. Fair Value Hedges

The Company enters into compound foreign currency/interest rate swaps to convert its foreign denominated fixed rate trust instruments supported by funding obligations to U.S. dollar floating rate instruments. The Company recognized net losses of $0.2 million for the year ended December 31, 2003 and net gains of $0.3 million for both the years ended December 31, 2002 and 2001, reported in losses (gains) on derivative instruments in the Consolidated Statements of Income. These losses and gains represented the ineffective portion of all fair value hedges. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

E. Cash Flow Hedges

The Company may enter into various types of derivatives to hedge exposure to interest rate fluctuations. Specifically, for floating rate funding agreement liabilities that are matched with fixed rate securities, the Company may manage the risk of cash flow variability by hedging with interest rate swap contracts. Under these swap contracts, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount.

The Company also may use U.S. Treasury Note futures to hedge against interest rate fluctuations associated with the reinvestment of fixed maturities by purchasing long and selling short futures contracts on margin. The Company is exposed to interest rate risk on reinvestments of fixed maturities from the time of maturity until the purchase of new fixed maturities. Additionally, prior to September 2002, the Company used exchange traded futures contracts to hedge against interest rate fluctuations associated with the sale of GICs and other funding agreements. The Company was exposed to interest rate risk from the time of the sale of the GIC until receipt of the deposit and purchase of the underlying asset to back the liability.

Further, the Company also enters into compound foreign currency/interest rate swap contracts to hedge foreign currency and interest rate exposure on specific trust instruments supported by funding obligations. Under the swap contracts, the Company agrees to exchange interest and principal related to trust obligations payable in foreign currencies, at current exchange rates, for the equivalent payment in U.S. dollars translated at a specific currency exchange rate. Additionally, the Company used foreign exchange futures and options contracts to hedge foreign currency exposure on specific trust instruments supported by funding obligations. Finally, the Company also enters into foreign exchange forward contracts to hedge its foreign currency exposure on specific fixed maturity securities. Under the foreign exchange futures, options, and forward contracts, the Company has the right to purchase the hedged currency at a fixed strike price in U.S. dollars.

The Company recognized a net gain of $4.0 million in 2003, representing the ineffectiveness of all cash flow hedges, related to ineffective futures and options contracts, which are reported in other income in the Consolidated Statements of Income. For the year ended December 31, 2002, the Company recognized a net gain of $62.7 million, representing the total ineffectiveness on all cash flow hedges, of which $37.6 million related to ineffective swap contracts which were reported in (gains) losses on derivative instruments in the Consolidated Statements of Income and $25.1 million

81	ALLMERICA FINANCIAL ANNUAL REPORT 2003

related to ineffectiveness of futures and options contracts and were reported in other income in the Consolidated Statements of Income. Additionally, for the year ended December 31, 2001, the Company recognized a net loss of $37.6 million, representing the total ineffectiveness on all cash flow hedges, which were reported in (gains) losses on derivative instruments in the Consolidated Statements of Income. The Company did not hold any ineffective futures or options contracts during 2001. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

The net loss in 2001 included a total loss of $35.8 million, related to ineffective hedges of floating rate funding agreements with put features allowing the policyholder to cancel the contract prior to maturity. During the fourth quarter of 2001, the Company reviewed the trend in put activity since inception of the funding agreement business in order to determine the ongoing effectiveness of the hedging relationship. Based upon the historical trend in put activity, as well as the uncertainty about possible future events, the Company determined that it was probable that some of the future variable cash flows of the funding agreements would not occur, and therefore the hedges were ineffective. The Company analyzed the future payments under each outstanding funding agreement, and determined the amount of payments that were probable of occurring versus those that were probable of not occurring. The total accumulated losses deferred in other comprehensive income related to the payments that were probable of not occurring, which totaled $35.8 million, was reclassified to earnings during the fourth quarter of 2001 and reflected in losses (gains) on derivative instruments in the Consolidated Statements of Income. During 2002, all of the Company’s floating rate funding agreements with put features were terminated; therefore, the total accumulated losses of $35.8 million were reclassified from losses (gains) on derivative instruments to net realized investment losses in the Consolidated Statements of Income.

As of December 31, 2003, $40.1 million of the deferred net gains on derivative instruments accumulated in other comprehensive income could be recognized in earnings during the next twelve months depending on the forward interest rate and currency rate environment. Transactions and events that are expected to occur over the next twelve months and will necessitate reclassifying to earnings these derivatives gains (losses) include: the interest payments (receipts) on foreign denominated trust instruments supported by funding obligations and foreign securities; the possible repurchase of other funding agreements; and the anticipated reinvestment of fixed maturities. The maximum term over which the Company is hedging its exposure to the variability of future cash flows, for all forecasted transactions, excluding interest payments on variable-rate funding agreements, is 12 months.

F. Trading Activities

During the fourth quarter of 2003, the Company began using exchange traded equity futures contracts to economically hedge increased GMDB reserves which could arise from declines in the equity market. The hedge is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements. The GMDB hedges do not qualify for hedge accounting under Statement No. 133. Additionally, the Company entered into equity-linked swap contracts which are economic hedges but do not qualify for hedge accounting under Statement No. 133. These products are linked to specific equity-linked liabilities on the balance sheet. Under the equity-linked swap contracts, the Company agrees to exchange, at specific intervals, the difference between fixed and floating rate interest amounts calculated on an agreed upon notional amount. The final payment at maturity will include the appreciation, if any, of a basket of specific equity indices. Finally, the Company also entered into insurance portfolio-linked and other swap contracts for investment purposes. These products were not linked to specific assets and liabilities on the balance sheet or to a forecasted transaction, and therefore did not qualify for hedge accounting. Under the insurance portfolio-linked swap contracts, the Company agreed to exchange cash flows according to the performance of a specified underwriter’s portfolio of insurance business. Under the other swap contracts entered into for investment purposes, the Company agreed to exchange the differences between fixed and floating interest amounts calculated on an agreed upon notional principal amount.

During the years ended December 31, 2003, 2002, and 2001, respectively, the Company recognized net gains of $3.9 million and $10.9 million, and a net loss of $1.4 million on all trading derivatives. The net gain recognized in 2003 included $14.0 million of net gains representing the ineffectiveness on equity-linked swap contracts, which is recorded in other income in the Consolidated Statements of Income. Additionally, the net gain in 2003 included $8.4 million in losses recorded within (gains) losses on derivative instruments in the Consolidated Statements of Income related to the

ALLMERICA FINANCIAL ANNUAL REPORT 2003	82

GMDB hedges. Further, the 2003 net gain also includes a $1.7 million loss related to embedded derivatives on equity-linked trust instruments supported by funding obligations, which is reported in (gains) losses on derivative instruments in the Consolidated Statements of Income. The net gain of $10.9 million in 2002 and the net loss of $1.4 million in 2001 represent the total ineffectiveness on equity-linked swap contracts and the embedded derivative on the equity-linked trust instruments supported by funding obligations. These amounts were reported in (gains) losses on derivative instruments and other income in the Consolidated Statements of Income.

As of December 31, 2001, the Company no longer held insurance portfolio-linked swap contracts, although final payment related to this contract was recorded in 2002, in accordance with contract terms. Net realized investment gains related to insurance portfolio-linked contracts were $2.1 million for the year ended December 31, 2002, while net realized investment losses related to these contracts were $4.3 million for the year ended December 31, 2001.

As of December 31, 2002, the Company no longer held any other swap contracts for investment purposes. The net decrease in net investment income related to these contracts was $0.4 million and $0.7 million for the years ended December 31, 2002 and 2001, respectively.

G. Variable Interest Entity

At December 31, 2002, the Company held a $36.9 million par value investment in the Allmerica CBO I, Ltd., which was formed in 1998 as a collateralized bond obligation, to issue secured notes to various investors and use the proceeds to purchase high-yield fixed income securities. The note holders own beneficial interests in the cash flows of the high-yield securities. The Company sold its investment in Allmerica CBO I during the second quarter of 2003.

H. Unrealized Gains and Losses

Unrealized gains and losses on available-for-sale, other securities, and derivative instruments are summarized as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2003	Fixed Maturities(1)	Equity Securities And Other(2)	Total
Net appreciation, beginning of year	$76.8	$6.6	$83.4
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	10.9	(5.5)	5.4
Net appreciation from the effect on deferred policy acquisition costs and on policy liabilities	3.8	—	3.8
(Provision) benefit for deferred federal income taxes	(5.1)	1.9	(3.2)

	9.6	(3.6)	6.0

Net appreciation, end of year	$86.4	$3.0	$89.4

2002
Net appreciation, beginning of year	$23.7	$4.7	$28.4
Net appreciation on available-for-sale securities and derivative instruments	121.0	2.9	123.9
Net depreciation from the effect on deferred policy acquisition costs and on policy liabilities	(39.3)	—	(39.3)
Provision for deferred federal income taxes	(28.6)	(1.0)	(29.6)

	53.1	1.9	55.0

Net appreciation, end of year	$76.8	$6.6	$83.4

2001
Net (depreciation) appreciation, beginning of year	$(26.5)	$21.3	$(5.2)
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	96.9	(25.5)	71.4
Net depreciation from the effect on deferred policy acquisition costs and on policy liabilities	(19.7)	—	(19.7)
(Provision) benefit for deferred federal income taxes	(27.0)	8.9	(18.1)

	50.2	(16.6)	33.6

Net appreciation, end of year	$23.7	$4.7	$28.4

(1)	Includes net (depreciation) appreciation on derivative instruments of $(7.2) million, $(58.5) million and $1.4 million in 2003, 2002 and 2001, respectively. Balances at December 31,2003, 2002 and 2001 include net depreciation from derivative instruments of $108.4 million, $101.2 million and $42.7 million, respectively.

(2)	Balances at December 31, 2003, 2002 and 2001 include net (depreciation) appreciation on other assets of $(2.9) million, $0.1 million, and $0.5 million, respectively.

83	ALLMERICA FINANCIAL ANNUAL REPORT 2003

I. Securities in a Continuous Unrealized Loss Position

The following table provides information about the Company’s fixed maturities and equity securities that have been continuously in an unrealized loss position at December 31, 2003 and 2002:

FOR THE YEARS ENDED DECEMBER 31	2003		2002
(In millions)
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities(1):
0-6 months	$17.8	$1,023.5	$13.4	$287.2
7-12 months	15.7	331.7	1.1	28.5
Greater than 12 months	4.9	96.3	17.4	160.9

Total investment grade fixed maturities	38.4	1,451.5	31.9	476.6
Below investment grade fixed maturities(2):
0-6 months	1.2	38.5	15.9	120.4
7-12 months	2.5	8.2	17.4	139.1
Greater than 12 months	5.7	37.1	41.1	156.1

Total below investment grade fixed maturities	9.4	83.8	74.4	415.6
Equity securities	0.1	1.8	0.4	1.1

Total fixed maturities and equity securities	$47.9	$1,537.1	$106.7	$893.3

(1)	Includes gross unrealized losses for investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states, and political subdivisions of $9.9 million and $1.8 million at December 31, 2003 and 2002, respectively.

(2)	At December 31, 2003 and 2002, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s, or Moody’s.

The Company employs a systematic methodology to evaluate declines in fair values below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, the Company evaluates the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer; general market conditions; the financial condition and prospects of the issuer’s market and industry; and, the Company’s ability and intent to hold the investment. As a result of this review, the Company has concluded that the gross unrealized losses of fixed maturities and equity securities are temporary.

J. Other

At December 31, 2003, the Company had no concentration of investments in a single investee exceeding 10% of shareholders’ equity except for investments with Federal National Mortgage Association with a fair value of $504.9 million and Federal Home Loan Mortgage Corporation with a fair value of $360.4 million. At December 31, 2002, the Company had no concentration of investments in a single investee exceeding 10% of shareholders’ equity except for investments with Federal National Mortgage Association with a fair value of $440.0 million and Federal Home Loan Mortgage Corporation with a fair value of $259.7 million.

5. INVESTMENT INCOME AND GAINS AND LOSSES

A. Net Investment Income

The components of net investment income were as follows:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Fixed maturities	$424.9	$567.9	$614.0
Equity securities	1.0	1.6	2.3
Mortgage loans	19.3	23.9	42.7
Policy loans	18.8	24.8	27.1
Derivative instruments	(5.9)	(37.7)	(48.0)
Other long-term investments	4.1	14.0	16.5
Short-term investments	2.7	9.5	17.3

Gross investment income	464.9	604.0	671.9
Less investment expenses	(9.2)	(13.8)	(16.7)

Net investment income	$455.7	$590.2	$655.2

The Company had fixed maturities with a carrying value of $28.6 million and $39.9 million on non-accrual status at December 31, 2003 and 2002, respectively. The Company had no mortgage loans on non-accrual status at December 31, 2003, however the Company had mortgage loans with a carrying value of $7.4 million on non-accrual status at December 31, 2002. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the investments, was a reduction in net investment income of $7.6 million, $19.9 million, and $11.3 million in 2003, 2002, and 2001, respectively.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	84

The payment terms of mortgage loans may from time to time be restructured or modified. There were no restructured mortgage loans at December 31, 2003 and 2002.

There were no mortgage loans which were non-income producing at December 31, 2003 and 2002. However, the Company had non-income producing fixed maturities with a carrying value of $15.1 million and $7.2 million at December 31, 2003 and 2002, respectively.

Included in other long-term investments is income from limited partnerships of $4.1 million, $5.3 million and $9.4 million in 2003, 2002 and 2001, respectively.

B. Net Realized Investment Gains and Losses

Realized gains (losses) on investments were as follows:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Fixed maturities	$27.5	$(110.8)	$(121.1)
Equity securities	(1.2)	1.3	28.4
Mortgage loans	0.9	1.0	10.7
Derivative instruments	(4.3)	(53.1)	(32.9)
Other long-term investments	1.2	(0.7)	(9.0)

Net realized investment gains (losses)	$24.1	$(162.3)	$(123.9)

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales were as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2003	Proceeds from Voluntary Sales	Gross Gains	Gross Losses
Fixed maturities	$1,490.7	$96.1	$15.5
Equity securities	$47.6	$2.1	$—

2002
Fixed maturities	$3,128.9	$152.7	$40.4
Equity securities	$13.4	$13.0	$0.1

2001
Fixed maturities	$2,165.7	$114.3	$57.5
Equity securities	$40.1	$30.0	$—

The Company recognized losses of $61.6 million, $238.5 million and $185.3 million in 2003, 2002 and 2001, respectively, related to other-than-temporary impairments of fixed maturities and other securities. In addition, the Company transferred approximately $550 million of investment assets, with an amortized cost of $525 million, to settle net payables related to the sale of the Company’s universal life insurance business (see Note 3 – Significant Transactions). Of this amount, approximately $100 million was cash; the remaining balance was settled through the transfer of fixed maturities and policy loans.

C. Other Comprehensive Income Reconciliation

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, (net of taxes (benefit) of $15.3 million, $11.4 million and $(18.3) million in 2003, 2002 and 2001)	$28.4	$21.1	$(34.0)
Less: reclassification adjustment for gains (losses) included in net income (net of taxes (benefit) of $9.6 million, $(38.7) million and $(35.9) million in 2003, 2002 and 2001)	17.7	(71.9)	(66.7)

Total available-for-sale securities	10.7	93.0	32.7

Unrealized appreciation (depreciation) on derivative instruments:
Unrealized holding gains (losses) arising during period, (net of taxes (benefit) of $10.7 million, $4.7 million and $(63.4) million in 2003, 2002 and 2001)	19.9	8.9	(117.7)
Less: reclassification adjustment for gains (losses) included in net income (net of taxes (benefit) of $13.2 million, $25.2 million and $ (63.9) million in 2003, 2002 and 2001	24.6	46.9	(118.6)

Total derivative instruments	(4.7)	(38.0)	0.9

Net unrealized appreciation on investments	$6.0	$55.0	$33.6

85	ALLMERICA FINANCIAL ANNUAL REPORT 2003

6. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts which could be realized upon immediate liquidation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

For these short-term investments, the carrying amount approximates fair value.

Fixed Maturities

Fair values are based on quoted market prices, if available. If a quoted market price is not available, fair values are estimated using independent pricing sources or internally developed pricing models using discounted cash flow analyses which utilize current interest rates for similar financial instruments which have comparable terms and credit quality.

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

Investment Contracts (Without Mortality Features)

Fair values for liabilities under guaranteed investment type contracts are estimated using discounted cash flow calculations using current interest rates for similar contracts with maturities consistent with those remaining for the contracts being valued. Liabilities under supplemental contracts without life contingencies are estimated based on current fund balances and other individual contract funds represent the present value of future policy benefits. Other liabilities are based on current surrender values.

Trust Instruments Supported by Funding Obligations

Fair values are estimated using discounted cash flow calculations using current interest rates for similar contracts with maturities consistent with those remaining for the contracts being valued.

Debt

The fair value of long-term debt was estimated based on quoted market prices. If a quoted market price is not available, fair values are estimated using independent pricing sources.

Mandatorily Redeemable Preferred Securities of a Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company

Fair values are based on quoted market prices, if available. If a quoted market price is not available, fair values are estimated using independent pricing sources.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	86

The estimated fair values of the financial instruments were as follows:

DECEMBER 31	2003		2002
(In millions)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$380.5	$380.5	$389.8	$389.8
Fixed maturities	7,646.5	7,646.5	8,003.1	8,003.1
Equity securities	15.3	15.3	52.8	52.8
Mortgage loans	175.1	183.6	259.8	276.1
Policy loans	268.0	268.0	361.4	361.4
Derivative instruments	36.5	36.5	44.7	44.7
Company owned life insurance	—	—	67.2	67.2

	$8,521.9	$8,530.4	$9,178.8	$9,195.1

Financial Liabilities
Guaranteed investment contracts	$207.5	$217.0	$207.2	$220.4
Derivative instruments	27.2	27.2	24.6	24.6
Supplemental contracts without life contingencies	73.7	73.7	60.0	60.0
Dividend accumulations	87.1	87.1	87.6	87.6
Other individual contract deposit funds	51.1	51.1	58.3	58.3
Other group contract deposit funds	162.2	165.3	164.6	173.5
Individual annuity contracts – general account	1,193.7	1,150.3	1,493.0	1,434.6
Trust instruments supported by funding obligations	1,200.3	1,210.8	1,202.8	1,224.5
Long-term debt(1)	499.5	497.0	199.5	160.4
Mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company(1)	—	—	300.0	187.5

	$3,502.3	$3,479.5	$3,797.6	$3,631.4

(1)	In 2003, long-term debt includes the mandatorily redeemable preferred securities of a subsidiary trust (Minority interest) in accordance with Statement of Financial Accounting Standards No. 150.

87	ALLMERICA FINANCIAL ANNUAL REPORT 2003

7. CLOSED BLOCK

Summarized financial information of the Closed Block as of December 31, 2003 and 2002 and for the periods ended December 31, 2003, 2002 and 2001 is as follows:

DECEMBER 31	2003	2002
(In millions)
Assets
Fixed maturities, at fair value (amortized cost of $496.2 and $ 517.4)	$523.4	$542.4
Mortgage loans	40.7	46.6
Policy loans	156.1	167.4
Cash and cash equivalents	9.4	0.3
Accrued investment income	12.3	13.1
Deferred policy acquisition costs	6.1	8.2
Deferred federal income taxes	7.6	5.4
Other assets	4.9	4.7

Total assets	$760.5	$788.1

Liabilities
Policy liabilities and accruals	$749.9	$767.5
Policyholder dividends	62.8	57.1
Other liabilities	2.6	23.8

Total liabilities	$815.3	$848.4

Excess of Closed Block liabilities over assets designated to the Closed Block	$54.8	$60.3
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax benefits of $5.5 million and $5.2 million	(10.2)	(9.6)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$44.6	$50.7

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Revenues
Premiums and other income	$40.8	$46.2	$47.2
Net investment income	46.4	51.3	54.1
Net realized investment gains (losses)	2.3	(8.3)	(2.2)

Total revenues	89.5	89.2	99.1

Benefits and expenses
Policy benefits	80.7	79.4	83.1
Policy acquisition expenses	2.2	2.2	0.6
Other operating expenses	0.2	0.7	—

Total benefits and expenses	83.1	82.3	83.7

Contribution from the Closed Block	$6.4	$6.9	$15.4

Cash flows
Cash flows from operating activities:
Contribution from the Closed Block	$6.4	$6.9	$15.4
Adjustment for net realized investment (gains) losses	(2.3)	8.3	2.2
Change in:
Deferred policy acquisition costs	2.1	2.2	0.6
Policy liabilities and accruals	(15.0)	(31.2)	(12.3)
Expenses and taxes payable	(21.2)	9.6	(0.2)
Other, net	(0.8)	(1.3)	2.4

Net cash (used in) provided by operating activities	(30.8)	(5.5)	8.1

Cash flows from investing activities:
Sales, maturities and repayments of investments	136.2	176.1	136.8
Purchases of investments	(107.6)	(194.2)	(147.2)
Policy loans and other, net	11.3	14.7	9.6

Net cash provided by (used in) investing activities	39.9	(3.4)	(0.8)

Net increase (decrease) in cash and cash equivalents	9.1	(8.9)	7.3
Cash and cash equivalents, beginning of year	0.3	9.2	1.9

Cash and cash equivalents, end of year	$9.4	$0.3	$9.2

There were no reserves on mortgage loans at December 31, 2003 and 2002.

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	88

8. GOODWILL

On January 1, 2002, the Company adopted Statement No. 142. Upon implementation, the Company recorded an impairment charge of $3.7 million, net of taxes, and ceased its amortization of goodwill. Amortization expense in 2001 was $4.0 million, net of taxes. In accordance with Statement No. 142, the following table provides income (loss) before the cumulative effect of a change in accounting principle, net income (loss), and related per share amounts as of December 31, 2003, 2002 and 2001 as reported and adjusted as if the Company had ceased amortizing goodwill effective January 1, 2001.

DECEMBER 31	2003	2002	2001
(In millions, except per share data)
Reported income (loss) before cumulative effect of change in accounting principle	$86.9	$(302.4)	$0.1
Goodwill amortization	—	—	4.0

Adjusted income (loss) before cumulative effect of change in accounting principle	$86.9	$(302.4)	$4.1

Reported net income (loss)	$86.9	$(306.1)	$(3.1)
Goodwill amortization	—	—	4.0

Adjusted net income (loss)	$86.9	$(306.1)	$0.9

Per Share Information:
Basic
Reported income (loss) before cumulative effect of change in accounting principle	$1.64	$(5.72)	$—
Goodwill amortization	—	—	0.08

Adjusted income (loss) before cumulative effect of change in accounting principle	$1.64	$(5.72)	$0.08

Reported net income (loss)	$1.64	$(5.79)	$(0.06)
Goodwill amortization	—	—	0.08

Adjusted net income (loss)	$1.64	$(5.79)	$0.02

Diluted
Reported income (loss) before cumulative effect of change in accounting principle	$1.63	$(5.72)	$—
Goodwill amortization	—	—	0.08

Adjusted income (loss) before cumulative effect of change in accounting principle	$1.63	$(5.72)	$0.08

Reported net income (loss)	$1.63	$(5.79)	$(0.06)
Goodwill amortization	—	—	0.08

Adjusted net income (loss)	$1.63	$(5.79)	$0.02

In accordance with the provisions of Statement No. 142, the Company performed its annual review of its goodwill for impairment in the fourth quarter of 2003. Based on this review, the Company recorded, during the fourth quarter of 2003, a pre-tax charge of $2.1 million, to recognize the impairment of goodwill related to one of its non-insurance subsidiaries. This charge, which relates to the Allmerica Financial Services segment (see Note 16 – Segment Information), was reflected in other operating expenses in the Consolidated Statements of Income. The Company used a discounted cash flow model to value this subsidiary. Subsequent to the Company’s annual impairment review, on December 31, 2003, the Company sold this subsidiary. The remaining $0.9 million of goodwill was expensed as a component of the loss on sale.

9. DEBT

At December 31, 2003 and 2002, the Company did not have any outstanding short-term debt. Long-term debt consisted of the following:

DECEMBER 31	2003	2002
(In millions)
Mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company(1)	$300.0	$—
Senior Debentures (unsecured)	199.5	199.5

	$499.5	$199.5

(1)	In 2003, in accordance with Statement No. 150, these securities were reclassified to long-term debt. Prior to 2003, these securities were classified in the mezzanine level of the balance sheet as minority interest. See “Note 1M. Mandatorily Redeemable Preferred Securities of a Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company”. Reclassification of periods prior to 2003 is not permitted.

Mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company have a face value of $300.0 million, pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027. Through certain guarantees, the Company has irrevocably and unconditionally guaranteed the obligations of the subsidiary business trust under these capital securities. The securities are subject to certain restrictive covenants, with which the Company is in compliance.

Senior Debentures of the Company have a $200.0 million face value, pay interest semi-annually at a rate of 7 5/8%, and mature on October 16, 2025. The Senior Debentures are subject to certain restrictive covenants, including limitations on issuance or disposition of stock of restricted subsidiaries and limitations on liens. The Company is in compliance with all covenants.

89	ALLMERICA FINANCIAL ANNUAL REPORT 2003

AFC issued commercial paper in 2002 and 2001 primarily to manage imbalances between operating cash flows and existing commitments primarily in its premium financing business. Commercial paper borrowing arrangements were supported by a credit agreement. The Company had $150.0 million available under a committed syndicated credit agreement, which expired on May 23, 2003. This agreement was not renewed. In addition, the Company had no commercial paper borrowings as of December 31, 2003 and does not anticipate utilizing commercial paper in 2004.

Interest expense was $39.9 million, $17.1 million and $19.5 million in 2003, 2002 and 2001, respectively. Interest expense included $15.3 million related to the Company’s Senior Debentures for each year. In 2003, interest expense also included $24.6 million related to the preferred dividends on the Company’s mandatorily redeemable preferred securities of a subsidiary trust. As a result of the adoption of Statement No. 150, preferred dividends related to these securities were required to be reflected as a component of interest expense. In 2002 and prior, these costs were reflected as minority interest. These preferred dividends were not permitted to be reclassified for periods prior to 2003. Also, there was no interest expense related to borrowings under the credit agreements in 2003, 2002 and 2001. All interest expense is recorded in other operating expenses.

10. FEDERAL INCOME TAXES

Provisions for federal income taxes have been calculated in accordance with the provisions of Statement No. 109. A summary of the federal income tax benefit in the Consolidated Statements of Income is shown below:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Federal income tax benefit:
Current	$(5.4)	$(6.8)	$(12.4)
Deferred	(2.0)	(228.0)	(63.1)

Total	$(7.4)	$(234.8)	$(75.5)

The federal income tax benefit attributable to the consolidated results of operations is different from the amount determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Expected federal income tax expense (benefit)	$27.8	$(182.4)	$(20.8)
Tax-exempt interest	(17.9)	(24.3)	(30.3)
Dividend received deduction	(9.6)	(9.8)	(12.6)
Changes in other tax estimates	(6.1)	3.0	(1.4)
Tax credits	(4.5)	(10.8)	(10.8)
Prior years’ federal income tax settlement	—	(11.6)	—
Stock-based compensation	2.1	—	—
Other, net	0.8	1.1	0.4

Federal income tax benefit	$(7.4)	$(234.8)	$(75.5)

Following are the components of the Company’s deferred tax assets and liabilities.

DECEMBER 31	2003	2002
(In millions)
Deferred tax (assets) liabilities
Insurance reserves	$(374.8)	$(421.9)
Deferred acquisition costs	324.6	361.2
Tax credit carryforwards	(150.7)	(149.8)
Loss carryforwards	(115.6)	(77.7)
Employee benefit plans	(81.7)	(113.3)
Software capitalization	22.0	19.0
Investments, net	21.1	6.9
Discontinued operations	(18.6)	(22.4)
Restructuring reserves	(7.5)	(3.9)
Bad debt reserves	(4.4)	(4.9)
Other, net	4.6	(6.4)

Deferred tax asset, net	$(381.0)	$(413.2)

Gross deferred income tax assets totaled approximately $1.4 billion and $1.7 billion at December 31, 2003 and 2002, respectively. Gross deferred income tax liabilities totaled approximately $1.0 billion and $1.3 billion at December 31, 2003 and 2002, respectively.

The Company believes, based on objective evidence, the deferred tax assets will be realized. At December 31, 2003, there are available alternative minimum tax credit carryforwards, low income housing credit carryforwards and certain other tax credit carryforwards of $97.8 million, $48.7 million and $4.1 million, respectively. The alternative minimum tax credit carryforwards have no expiration date and the low income housing credit carryforwards will expire beginning in 2018. At December 31, 2003, the Company has net operating

ALLMERICA FINANCIAL ANNUAL REPORT 2003	90

loss carryforwards of $179.8 million which begin to expire in 2016. The Company also has capital loss carryforwards of $150.5 million which expire in 2008.

The Company’s federal income tax returns are routinely audited by the IRS, and provisions are routinely made in the financial statements in anticipation of the results of these audits. The IRS has examined the FAFLIC/AFLIAC consolidated group’s federal income tax returns through 1997. The IRS has also examined the former Allmerica Property and Casualty Companies, Inc. (“Allmerica P&C”) consolidated group’s federal income tax returns through 1997. Certain adjustments proposed by the IRS with respect to FAFLIC/AFLIAC’s federal income tax returns for 1982 and 1983 remain unresolved. In the Company’s opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised.

11. PENSION PLANS

AFC provides retirement benefits to substantially all of its employees under defined benefit pension plans. These plans are based on a defined benefit cash balance formula, whereby the Company annually provides an allocation to each covered employee based on a percentage of that employee’s eligible salary, similar to a defined contribution plan arrangement. In addition to the cash balance allocation, certain transition group employees, who have met specified age and service requirements as of December 31, 1994, are eligible for a grandfathered benefit based primarily on the employees’ years of service and compensation during their highest five consecutive plan years of employment. The Company’s policy for the plans is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”).

In order to measure the expense associated with these plans, management must make various estimates and assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, compensation increases, employee turnover rates and anticipated mortality rates, for example. The estimates used by management are based on the Company’s historical experience, as well as current facts and circumstances. In addition, the Company uses outside actuaries to assist in measuring the expense and liability associated with these plans.

Assumptions

The Company utilizes a measurement date of December 31st to determine its pension benefit obligations. Weighted-average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2003	2002	2001
(In millions)
Discount rate	5.875%	6.250%	6.875%
Expected return on plan assets	8.50%	8.50%	9.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Cash balance allocation	5.00%	3.00%	5.00%
Cash balance interest crediting rate	5.00%	6.00%	7.00%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted-average assumptions used to determine net periodic pension costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Discount rate	6.250%	6.875%	7.250%
Expected return on plan assets	8.50%	9.50%	9.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Cash balance allocation	5.00%	3.00%	5.00%
Cash balance interest crediting rate	6.00%	7.00%	7.00%

The expected rate of return was determined by using historical mean returns, adjusted for certain factors believed to have an impact on future returns. Specifically, the Company expects the equity market returns will be in the high single digit range and has adjusted the historical mean returns downward to reflect this expectation. Also, the Company decreased its fixed income mean return from historical levels based on its expectation of modest increases in interest rates, slightly offsetting the coupon return. The adjusted mean returns were weighted to the plan’s actual asset allocation at December 31, 2002, resulting in an expected rate of return on plan assets for 2003 of 8.50%.

Plan Assets

The Company utilizes a target allocation strategy, focusing on creating a mix of assets to generate growth in equity, as well as manage expenses and contributions. Various factors were taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. The Company has determined that the optimal investment strategy is to have a target mix of

91	ALLMERICA FINANCIAL ANNUAL REPORT 2003

72% of its plan assets in equity securities and 28% in fixed income securities and money market funds. The target allocations and actual invested asset allocations for 2003 and 2002 for the Company’s plan assets are as follows:

DECEMBER 31	TARGET LEVELS	2003	2002
(In millions)
Equity securities:
Domestic	47%	43.35%	46.09%
International	20%	20.19%	15.36%
AFC Common Stock	5%	7.41%	2.44%

Total equity securities	72%	70.95%	63.89%

Fixed maturities	26%	28.73%	34.37%
Money market funds	2%	0.32%	1.74%

Total fixed maturities and money market funds	28%	29.05%	36.11%

Total assets	100%	100.00%	100.00%

During the fourth quarter of 2003, a portion of the plan assets were transferred from separate investment accounts of FAFLIC to non-affiliated commingled pools. At December 31, 2003, approximately 66% of plan assets were invested in these commingled pools. Prior to 2003, plan assets were invested primarily in various separate accounts and the general account of FAFLIC. Equity securities include 796,462 shares of AFC common stock at December 31, 2003 and 2002 with a market value of $24.5 million and $8.0 million, respectively.

Obligations and Funded Status

The following table is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets. At December 31, 2003 and 2002, the projected benefit obligations exceeded the plans’ assets. Changes in the minimum pension liability are reflected as an adjustment to accumulated other comprehensive income and are primarily comprised of the difference between the present value of accumulated benefit obligations and the market value of assets funding the plan. At December 31, 2003 and 2002, the Company had $112.8 million and $185.9 million in accumulated other comprehensive income related to its minimum pension liability. As such, during 2003, the Company recorded a decrease in the minimum pension liability of $73.1 million, while in 2002, the Company recorded an increase of $121.1 million. These changes in the liability are primarily the result of fluctuations in the market value of assets held by the plan due to general shifts in the equity market, as well as the $25.0 million Company contribution to the qualified plan in 2003.

DECEMBER 31	2003	2002
(In millions)
Accumulated benefit obligation	$512.3	$512.9

Change in benefit obligation:
Projected benefit obligation, beginning of year	$525.4	$483.2
Service cost – benefits earned during the year	11.8	11.1
Interest cost	30.4	32.6
Actuarial (gains) losses	(14.0)	28.6
Benefits paid	(31.1)	(30.1)

Projected benefit obligation, end of year	522.5	525.4

Change in plan assets:
Fair value of plan assets, beginning of year	269.0	364.3
Actual return on plan assets	64.5	(68.8)
Company contribution	28.3	3.6
Benefits paid	(31.1)	(30.1)

Fair value of plan assets, end of year	330.7	269.0

Funded status of the plan	(191.8)	(256.4)
Unrecognized transition obligation	(12.8)	(15.0)
Unamortized prior service cost	(8.3)	(3.5)
Unrecognized net actuarial gains	24.6	26.3

Net pension liability	$(188.3)	$(248.6)

As a result of the Company’s merger with Allmerica P&C in 1997, certain pension liabilities were reduced to reflect their fair value as of the merger date. These pension liabilities were reduced by $3.3 million and $4.7 million in 2003 and 2002, respectively, which reflects fair value, net of applicable amortization. In addition to the net pension liability, the Company has also recorded intangible assets related to its non-qualified plans of $0.6 million and $3.8 million as of December 31, 2003 and 2002, respectively.

Components of net periodic pension cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Service cost – benefits earned during the year	$11.8	$11.1	$14.7
Interest cost	30.4	32.6	30.9
Expected return on plan assets	(22.4)	(33.4)	(39.6)
Recognized net actuarial loss (gain)	28.9	11.3	(0.4)
Amortization of transition asset	(2.2)	(2.2)	(2.2)
Amortization of prior service cost	(3.0)	(2.6)	(3.1)
Curtailment loss and special termination benefits	0.7	5.4	—

Net periodic pension cost	$44.2	$22.2	$0.3

The curtailment loss in 2003 of $0.7 million is the result of the AFS VeraVest restructuring effort in the fourth quarter of 2003 (see Note 3 – Significant Transactions). The curtailment loss primarily reflects the elimination of future expected years of service for those home office participants terminated as a result of the AFS VeraVest restructuring. The

ALLMERICA FINANCIAL ANNUAL REPORT 2003	92

curtailment loss and special termination benefits in 2002 of $4.3 million and $1.1 million, respectively, relate to the 2002 AFS restructuring (see Note 3 – Significant Transactions). The curtailment loss primarily reflects the elimination of future expected years of service for agents terminated pursuant to the aforementioned 2002 AFS restructuring, while special termination benefit costs reflect acceleration of retirement criteria under the plan for transition group participants terminated due to the restructuring.

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the market value of plan assets are amortized as a component of net pension cost over five years.

Contributions

The Company is required to contribute $2.7 million to its qualified pension plan in 2004 in order to fund its minimum obligation in accordance with ERISA. At this time, no additional contributions are expected to be made to the qualified plan. In addition, the Company expects to contribute $3.2 million to its non-qualified pension plans to fund 2004 benefit payments.

Other

In addition to the defined benefit plans, AFC provides a defined contribution 401(k) plan for its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage determined annually by the Board of Directors. During 2003, 2002 and 2001, the Company matched 50% of employees’ contributions up to 6.0% of eligible compensation. The total expense related to this plan was $5.4 million, $5.0 million, and $5.7 million in 2003, 2002 and 2001, respectively. In addition to this plan, the Company also has a defined contribution plan for substantially all of its former AFS agents. The Company recognized expenses in 2003, 2002 and 2001 of $1.1 million, $3.1 million, and $3.3 million, respectively, related to this plan. The decrease in expense in 2003 is due to the termination of all agent contracts as of December 31, 2002 pursuant to the AFS restructuring (see Note 3 – Significant Transactions). As a result, there will be no future agent or employer contributions to this plan.

12. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company’s pension plans, the Company currently provides postretirement medical and death benefits to certain full-time employees, former agents, retirees and their dependents, under welfare benefit plans sponsored by FAFLIC. Generally, active employees become eligible with at least 15 years of service after the age of 40. Former agents of the Company became eligible at age 55 with at least 15 years of service. The Company ceased its distribution of proprietary life and annuity products in 2002 (see Note16 - Segment Information) and terminated all life insurance and annuity agent contracts as of December 31, 2002. The population of agents receiving postretirement benefits was frozen as of this date. Spousal coverage is generally provided for up to two years after death of the retiree. Benefits include hospital, major medical and a payment at death equal to retirees’ final compensation up to certain limits. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments to beneficiaries of retired employees and to restrict eligibility to then current employees. The medical plans have varying copayments and deductibles, depending on the plan. These plans are unfunded.

The Company has elected to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”). The Act provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit provided under Medicare. Authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to modify previously reported information.

Obligation and Funded Status

The plans funded status reconciled with amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

DECEMBER 31	2003	2002
(In millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$75.9	$77.2
Service cost	1.4	2.2
Interest cost	4.9	5.0
Actuarial losses	10.7	4.7
Plan amendments	(9.6)	—
Benefits paid	(4.4)	(4.2)
Curtailment gain and special termination benefits	—	(9.0)

Accumulated postretirement benefit obligation, end of year	78.9	75.9

Fair value of plan assets, end of year	—	—

Funded status of plan	(78.9)	(75.9)
Unamortized prior service cost	(10.5)	(2.8)
Unrecognized net actuarial losses (gains)	4.5	(6.0)

Accumulated postretirement benefit costs	$(84.9)	$(84.7)

Plan amendments in 2003 resulted in a benefit of $9.6 million and reflect a net increase in certain home office retiree contributions, deductibles and copayments, thereby lowering plan costs.

93	ALLMERICA FINANCIAL ANNUAL REPORT 2003

Components of Net Periodic Postretirement Benefit Costs

The components of net periodic postretirement benefit cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Service cost	$1.4	$2.2	$2.3
Interest cost	4.9	5.0	4.9
Recognized net actuarial loss (gain)	0.2	(0.3)	(0.4)
Amortization of prior service cost	(1.9)	(2.2)	(2.2)
Curtailment gain and special termination benefits	—	(6.8)	—

Net periodic postretirement cost (benefit)	$4.6	$(2.1)	$4.6

As a result of the AFS restructuring in 2002 (see Note 3 –Significant Transactions), the Company recognized a curtailment gain and special termination benefit costs related to its postretirement benefit plans. The curtailment gain resulted from the effect of agent terminations related to those not fully eligible for benefits, while the special termination benefit costs reflect acceleration of retirement criteria for selected terminated employees.

As a result of the Company’s merger with Allmerica P&C in 1997, certain postretirement liabilities were reduced to reflect their fair value as of the merger date. These postretirement liabilities were reduced by $1.7 million and $2.4 million in 2003 and 2002, respectively, which reflects fair value, net of applicable amortization.

Assumptions

The Company utilizes a December 31 measurement date for its postretirement benefit plans. Weighted-average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2003	2002
Postretirement benefit obligations discount rate	5.875%	6.250%
Postretirement benefit cost discount rate	6.250%	6.875%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2003	2002
Health care cost trend rate assumed for next year	10%	9%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2012	2010

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-PERCENTAGE POINT INCREASE	1-PERCENTAGE POINT DECREASE
(In millions)
Effect on total of service and interest cost during 2003	$0.3	$(0.3)
Effect on accumulated postretirement benefit obligation at December 31, 2003	$3.2	$(2.8)

13. STOCK-BASED COMPENSATION PLANS

The Company applies the provisions of APB Opinion No. 25 in accounting for its stock-based compensation plans, and thus compensation cost is not generally required to be recognized in the financial statements for the Company’s stock options issued to employees. However, costs associated with the issuance of stock options to certain agents who did not qualify as employees were recognized in 2003, 2002 and 2001.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation.

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions, except per share data)
Net income (loss), as reported	$86.9	$(306.1)	$(3.1)
Stock-based compensation expense included in reported net income, net of taxes	1.7	1.7	8.1
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(12.8)	(14.1)	(18.2)

Net income (loss), after effect of Statement No. 123	$75.8	$(318.5)	$(13.2)

Earnings per share:
Basic - as reported	$1.64	$(5.79)	$(0.06)
Basic - after effect of Statement No. 123	$1.43	$(6.03)	$(0.25)

Diluted - as reported	$1.63	$(5.79)	$(0.06)
Diluted - after effect of Statement No. 123	$1.43	$(6.03)	$(0.25)

Since options vest over several years and additional awards generally are made each year, the aforementioned pro forma effects are not likely to be representative of the effects on reported net income for future years.

In accordance with FASB Interpretation No. 44, the Company recognized costs associated with the issuance of

ALLMERICA FINANCIAL ANNUAL REPORT 2003	94

stock options to certain former AFS agents who did not qualify as employees, in net income (loss) during 2002 and 2001. The fair value of these options was determined using the Black-Scholes option-pricing model. In 2003, these options were forfeited as a result of the termination of these former agents’ contracts (see Note 3 – Significant Transactions). As such, during 2003, the Company reversed all compensation expense related to unvested options previously issued to these agents.

Effective June 17, 1996, the Company adopted a Long-Term Stock Incentive Plan for employees of the Company (the “Employees’ Plan”). Key employees of the Company and its subsidiaries are eligible for awards pursuant to the Plan administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the terms of the Employees’ Plan, the maximum number of shares authorized for grants over the life of the Plan is equal to 7,824,678 shares as of December 31, 2003, increasing annually by 1.25% of the Company’s outstanding stock. Additionally, the maximum number of shares available for award in any given year is equal to 3.25% of the outstanding common stock of the Company at the beginning of the year, plus any awards authorized but unused from prior years.

Options may be granted to eligible employees or agents at a price not less than the market price of the Company’s common stock on the date of grant. Options previously granted to former agents were granted at a price not less than the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant, otherwise options granted in 2003 and 2002 vest over three years with a 25% vesting rate in the first two years and a 50% vesting rate in the final year. For those options granted prior to 2002, all vest at the rate of 20% annually for five consecutive years. Options must be exercised not later than ten years from the date of grant.

Stock grants may be awarded to eligible employees at a price established by the Committee (which may be zero). Under the Employees’ Plan, stock grants may vest based upon performance criteria or continued employment. Stock grants which vest based on performance vest over a minimum one year period. Stock grants which vest based on continued employment vest at the end of a minimum of three consecutive years.

Information on the Company’s stock option plan is summarized below:

	2003		2002		2001
(In whole shares and dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,534,000	$48.35	3,878,710	$49.91	3,198,421	$46.94
Granted	1,824,500	16.45	1,723,275	44.02	1,286,075	56.74
Exercised	12,930	27.98	30,058	34.14	135,175	36.80
Forfeited	1,206,198	45.28	1,037,927	47.41	470,611	51.39

Outstanding, end of year	5,139,372	$37.80	4,534,000	$48.35	3,878,710	$49.91

Options exercisable, end of year	2,040,992	$47.02	1,728,730	$47.24	1,306,159	$45.12

The fair value of each option is estimated on the date of grant or date of conversion using the Black-Scholes option-pricing model. For options granted through 2003, the exercise price equaled the market price of the stock on the grant date. The weighted average fair value of all options granted in 2003, 2002 and 2001 was $10.57 per share, $14.48 per share and $19.49 per share, respectively. No options expired during 2003, 2002 or 2001.

The following significant assumptions were used to determine the fair value for options granted:

WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED DURING	2003	2002	2001
Dividend yield	—	—	0.4%
Expected volatility(1)	36.62% to 122.34%	24.38% to 61.09%	40.16%
Risk-free interest rate(1)	0.90% to 1.67%	1.65% to 1.81%	1.74%
Expected lives range (in years)	2.5 to 5	2.5 to 5	2.5 to 7

(1)	During 2003 and 2002, due to increased variations in the monthly expected volatility and risk-free interest rates, the Company utilized averages as of the date of each grant for the expected volatility and risk-free interest rate assumptions. This resulted in a range of assumptions. The Company’s expected volatility rate during the second half of 2003 reflected levels more consistent with the Company’s experience prior to 2002. Prior to 2002, the Company utilized an annual estimate for these assumptions.

95	ALLMERICA FINANCIAL ANNUAL REPORT 2003

The following table summarizes information about employee options outstanding and exercisable at December 31, 2003.

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$10.09 to $23.58	1,684,250	9.16	$16.51	48,500	$14.91
$24.50 to $37.125	324,770	3.22	$32.75	316,770	$32.93
$38.81 to $44.05	1,041,400	8.01	$44.01	328,245	$43.98
$44.56 to $48.00	468,602	6.17	$44.69	289,287	$44.67
$49.30 to $52.4375	519,600	5.24	$51.99	415,400	$52.02
$52.50 to $56.75	281,000	4.25	$52.79	273,000	$52.73
$57.00 to $72.50	819,750	7.01	$57.57	369,790	$58.00

During 2003, the Company did not grant any shares of nonvested stock to employees or property and casualty agents. During 2002 and 2001, the Company granted shares of nonvested stock to eligible employees and certain property and casualty agents, which vest after three years of continuous employment or service. During 2003, 2002 and 2001, the Company also granted shares of nonvested stock to certain former AFS agents, which vest 60% after three years and 20% per year thereafter. All of these shares granted in 2003 and all unvested grants issued prior to 2003 to former AFS agents were forfeited as a result of the Company’s decision to cease operations of its broker/dealer operations (see Note 3 – Significant Transactions). The following table summarizes information about employee and agent nonvested stock.

STOCK AWARDS	2003	2002	2001
Common stock granted	34,403	70,982	269,690
Weighted average fair value per share at the date of grant	$14.20	$39.22	$52.08

The Company recognizes compensation expense related to nonvested shares over the vesting period on a pro rata basis. As a result, the Company recognized $2.3 million, $0.9 million and $7.2 million of compensation cost in 2003, 2002 and 2001, respectively. The expense in 2003 and 2002 reflects net benefits of $1.8 million and $6.0 million, respectively, resulting from the termination of nonvested stock grants which were previously granted to agents and other employees whose positions were eliminated in those years (see Note 3 – Significant Transactions), as well as those shares previously granted to the former President of the Company after his resignation in 2002.

14. EARNINGS PER SHARE

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2003	2002	2001
(In millions, except per share data)
Basic shares used in the calculation of earnings per share	52.9	52.9	52.7
Dilutive effect of securities(1):
Employee stock options	0.2	—	0.2
Non-vested stock grants	0.1	—	0.2

Diluted shares used in the calculation of earnings per share	53.2	52.9	53.1

Per share effect of dilutive securities on income (loss) before cumulative effect of change in accounting principle	$(0.01)	$—	$—

Per share effect of dilutive securities on net income (loss)	$(0.01)	$—	$—

(1)	Excludes 0.2 million shares due to antidilution for the year ended December 31, 2002.

Options to purchase 3.4 million shares, 4.6 million shares, and 3.4 million shares of common stock were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the option’s exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	96

15. DIVIDEND RESTRICTIONS

New Hampshire, Michigan and Massachusetts have enacted laws governing the payment of dividends to stockholders by insurers. New Hampshire and Michigan laws affect the dividend paying ability of Hanover and Citizens, respectively, while Massachusetts laws affect the dividend paying ability of AFLIAC and FAFLIC.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. Hanover declared no dividends to its parent in 2003, and declared dividends to its parent of $92.1 million and $100.0 million in 2002 and 2001, respectively. During 2004, the maximum allowable dividend and other distributions that can be paid to Hanover’s parent without prior approval of the New Hampshire Insurance Commissioner is $100.2 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent totaling $48.4 million, $48.2 million and $50.0 million in 2003, 2002 and 2001, respectively. Prior to July 2004, Citizens cannot declare dividends to its parent without prior approval of the Michigan Insurance Commissioner. The allowable dividend without prior approval will increase to approximately $64.3 million on July 11, 2004.

Massachusetts’ statute limits the dividends a life insurer may pay in any twelve month period, without the prior permission of the Massachusetts Insurance Commissioner, to the greater of (i) 10% of its statutory policyholder surplus as of the preceding December 31 or (ii) the individual company’s statutory net gain from operations for the preceding calendar year. In addition, under Massachusetts law, no domestic insurer may pay a dividend or make any distribution to its shareholders from other than unassigned funds unless the Commissioner has approved such dividend or distribution. Effective December 30, 2002, AFLIAC, previously a Delaware domiciled life insurance company, became a Massachusetts domiciled life insurance company. On December 31, 2002, AFLIAC became a direct subsidiary of AFC as well as the immediate parent of FAFLIC, which remains a Massachusetts domiciled life insurance company. As a result of this transaction, and in consideration of the decision not to write new business, AFC agreed with the Massachusetts Insurance Commissioner to maintain total adjusted capital levels at a minimum of 100% of AFLIAC’s Company Action Level, which was $151.5 million at December 31, 2003. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment and was $553.4 million at December 31, 2003 for AFLIAC. The Company Action Level is the first level in which the Massachusetts Insurance Commissioner would mandate regulatory involvement based solely upon levels of risk based capital. There can be no assurance that AFLIAC would not require additional capital contributions from AFC. In the fourth quarter of 2003, with permission from the Massachusetts Insurance Commissioner, AFLIAC declared and paid a $25 million dividend to its parent, AFC. No dividends were declared by AFLIAC or FAFLIC to their parent during 2002 or 2001, and neither company can pay dividends to their parent without prior approval from the Massachusetts Insurance Commissioner.

16. SEGMENT INFORMATION

The Company offers financial products and services and conducts business principally in three operating segments. These segments are Property and Casualty (formerly “Risk Management”), AFS, and Asset Management (formerly “Allmerica Asset Management”). Prior to 2003, AFS and Asset Management comprised the Asset Accumulation group. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

The Property and Casualty segment manages its operations through two lines of business based upon product and identified as Personal Lines and Commercial Lines. Personal Lines includes property and casualty coverages such as personal automobile, homeowners and other personal policies, while Commercial Lines includes property and casualty coverages such as workers’ compensation, commercial automobile, commercial multiple peril and other commercial policies.

At December 31, 2003, our AFS segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, as well as certain group retirement products. During 2003, AFS managed this existing life insurance business and also operated our independent broker/dealer business, which was conducted through VeraVest Investment, Inc. (“VeraVest”). VeraVest distributed third party investment and insurance products. In the fourth quarter of 2003, we announced the cessation of retail sales through VeraVest (see Note 3 – Significant Transactions). In addition, prior to September 30, 2002, this segment actively manufactured and sold variable annuities, variable universal life and traditional life insurance products. Subsequent to our

97	ALLMERICA FINANCIAL ANNUAL REPORT 2003

announcement on September 27, 2002 that we planned to consider strategic alternatives, including a significant reduction of sales of proprietary variable annuities and life insurance products, we ceased all new sales of these products.

Through its Asset Management segment, prior to September 2002, FAFLIC offered GICs. GICs, also referred to as funding agreements, are investment contracts with either short-term or long-term maturities, which are issued to institutional buyers or to various business or charitable trusts. The Company’s declining financial strength ratings from various rating agencies during 2002 resulted in GIC contractholders terminating all remaining short-term funding agreements and made it impractical for FAFLIC to continue selling new long-term funding agreements. Furthermore, the Company retired certain long-term funding agreements, at discounts, during 2003 and the fourth quarter of 2002 (see Note 3 – Significant Transactions). This segment continues to provide investment advisory services, primarily to affiliates and to third parties, such as money market and other fixed income clients through its subsidiary, Opus Investment Management, Inc., a Registered Investment Advisor. Additionally, this segment includes AMGRO, Inc., the Company’s property and casualty insurance premium financing business.

In addition to the three operating segments, the Company has a Corporate segment, which consists primarily of cash, investments, corporate debt, Capital Securities (mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company) and corporate overhead expenses. Corporate overhead expenses reflect costs not attributable to a particular segment, such as those related to certain officers and directors, technology, finance, human resources and legal. During 2003, the Company adopted Statement No. 150 (see Note 1 – New Accounting Pronouncements) which resulted in the reclassification of dividends on the Company’s Capital Securities from minority interest to interest expense in the Consolidated Statements of Income. In accordance with Statement No. 131, all periods in the Corporate segment have been restated to reflect current presentation consistent with the way management evaluates results.

Management evaluates the results of the aforementioned segments based on a pre-tax basis. Segment income excludes certain items, which are included in net income, such as federal income taxes and net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income (loss) enhances understanding of the Company’s results of operations by highlighting net income (loss) attributable to the normal operations of the business. However, segment income (loss) should not be construed as a substitute for net income (loss) determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Segment revenues:
Property and Casualty	$2,453.6	$2,498.7	$2,454.8
Allmerica Financial Services	703.7	854.7	826.5
Asset Management	88.4	127.2	155.2
Corporate	1.9	5.0	6.7
Intersegment revenues	(11.5)	(10.3)	(7.5)

Total segment revenues	3,236.1	3,475.3	3,435.7
Adjustments to segment revenues:
Net realized investment gains (losses)	24.1	(162.3)	(123.9)
Other items	3.4	3.6	—

Total revenues	$3,263.6	$3,316.6	$3,311.8

Segment income (loss) before federal income taxes and the cumulative effect of change in accounting principle:
Property and Casualty	$143.6	$184.3	$93.5
Allmerica Financial Services	26.9	(625.0)	143.0
Asset Management	11.3	24.4	20.7
Corporate	(95.5)	(88.1)	(88.4)

Segment income (loss) before federal income taxes	86.3	(504.4)	168.8
Adjustments to segment income:
Net realized investment gains (losses), net of deferred acquisition cost amortization	17.6	(137.4)	(121.3)
Gain from retirement of trust instruments supported by funding obligations	5.7	102.6	—
Income (loss) from sale of universal life business	5.5	(31.3)	—
Restructuring costs	(28.7)	(14.8)	(2.7)
Net (losses) gains on derivative instruments	(6.9)	40.3	(35.2)
Losses from selected property and casualty exited agencies, policies, groups and programs	—	—	(68.3)
Voluntary pool losses	—	—	(33.0)
Other items(1)	—	23.8	32.3

Income (loss) before federal income taxes and the cumulative effect of change in accounting principle	$79.5	$(521.2)	$(59.4)

(1)	Includes an adjustment of $24.6 million in 2002 and 2001 for the reclassification, in accordance with Statement No. 131, of costs that were classified as minority interest prior to the adoption of Statement No. 150. Reclassification in the Consolidated Statements of Income from minority interest to interest expense was not permitted.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	98

DECEMBER 31	2003	2002	2003	2002
(In millions)	Identifiable Assets		Deferred Acquisition Costs
Property and Casualty(1)	$6,232.8	$6,056.1	$223.5	$215.1
Allmerica Financial Services	17,388.3	18,971.6	892.0	1,027.1
Asset Management	1,469.5	1,559.8	—	—
Corporate and intersegment eliminations	21.9	(8.6)	—	—

Total	$25,112.5	$26,578.9	$1,115.5	$1,242.2

(1)	Includes assets related to the Company’s discontinued operations of $284.5 million and $290.4 million at December 31, 2003 and 2002, respectively.

17. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $27.3 million, $30.8 million and $32.7 million in 2003, 2002 and 2001, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2003, future minimum rental payments under non-cancelable operating leases were approximately $42.3 million, payable as follows: 2004–$18.1 million; 2005–$11.8 million; 2006–$6.9 million; 2007–$3.6 million; and $1.9 million thereafter. It is expected that, in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment; thus, it is anticipated that future minimum lease commitments may not be less than the amounts shown for 2004.

Expected rental income to be received under non-cancelable sublease agreements in existence at December 31, 2003 related to building leases is $4.4 million.

18. REINSURANCE

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of Statement No. 113.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on its review of its reinsurers’ financial statements and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound.

Effective December 31, 2002, the Company entered into a 100% coinsurance agreement related to substantially all of its universal life insurance business (see Note 3 – Significant Transactions). Reinsurance recoverables related to this agreement were $625.3 million and $648.4 million at December 31, 2003 and 2002, respectively. This balance represents approximately 29.6% and 31.2% of the Company’s reinsurance recoverables at December 31, 2003 and 2002, respectively.

Effective January 1, 1999, the Company entered into a whole account aggregate excess of loss reinsurance agreement, which provides coverage for the 1999 accident year for the Company’s property and casualty business. The program covered losses and allocated LAE expenses, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual coverage limit for losses and allocated LAE is $150.0 million. The Company is subject to concentration of risk with respect to this reinsurance agreement. Net premiums earned under this agreement during 2003, 2002 and 2001 for accident year 1999 were $9.6 million, $3.2 million and $12.1 million, respectively, while net losses and LAE ceded during 2003, 2002 and 2001 were $11.8 million, $3.9 million and $15.8 million, respectively. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based on future losses and allocated LAE for accident year 1999.

In addition, the Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include, among others, the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) and the Michigan Catastrophic Claims Association (“MCCA”). At December 31, 2003, both CAR and MCCA represented 10% or more of the Company’s reinsurance activity. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its private passenger and commercial automobile premiums to CAR. Net premiums earned and losses and loss adjustment expenses ceded to CAR in 2003, 2002 and 2001 were $46.2 million and $61.0 million, $46.8 million and $59.4 million,

99	ALLMERICA FINANCIAL ANNUAL REPORT 2003

and $34.2 million and $38.0 million, respectively. Additionally, the Company ceded to MCCA premiums earned and losses and loss adjustment expenses in 2003, 2002 and 2001 of $46.8 million and $124.2 million, $32.6 million and $49.8 million, and $7.2 million and $44.5 million, respectively.

Reinsurance recoverables related to MCCA were $436.5 million and $349.1 million at December 31, 2003 and 2002, respectively, while reinsurance recoverables related to CAR were $74.4 million and $54.8 million at December 31, 2003 and 2002, respectively. Because the MCCA is supported by assessments permitted by statute, and all amounts billed by the Company to CAR and MCCA have been paid when due, the Company believes that it has no significant exposure to uncollectible reinsurance balances from these two entities.

The effects of reinsurance were as follows:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Life and accident and health insurance premiums:
Direct	$81.2	$85.7	$89.1
Assumed	0.5	0.6	0.7
Ceded	(39.8)	(36.7)	(38.2)

Net premiums	$41.9	$49.6	$51.6

Property and casualty premiums written:
Direct	$2,420.9	$2,478.8	$2,510.6
Assumed	59.7	66.6	52.7
Ceded	(246.4)	(279.6)	(285.6)

Net premiums	$2,234.2	$2,265.8	$2,277.7

Property and casualty premiums earned:
Direct	$2,432.2	$2,487.4	$2,438.6
Assumed	62.4	61.7	53.5
Ceded	(254.2)	(278.6)	(293.7)

Net premiums	$2,240.4	$2,270.5	$2,198.4

Life and accident and health insurance and other individual policy benefits, claims, losses and loss adjustment expenses:
Direct	$348.8	$552.1	$463.0
Assumed	(1.5)	(4.0)	0.3
Ceded	(80.8)	(31.8)	(46.1)

Net policy benefits, claims, losses and loss adjustment expenses	$266.5	$516.3	$417.2

Property and casualty benefits, claims, losses and loss adjustment expenses:
Direct	$1,833.9	$1,817.2	$2,026.4
Assumed	98.7	79.2	91.4
Ceded	(280.4)	(210.7)	(281.9)

Net policy benefits, claims, losses and loss adjustment expenses	$1,652.2	$1,685.7	$1,835.9

19. DEFERRED POLICY ACQUISITION COSTS

The following reflects the changes to the deferred policy acquisition asset:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Balance at beginning of year	$1,242.2	$1,784.2	$1,608.2
Acquisition expenses deferred	476.1	710.0	688.8
Amortized to expense during the year	(598.1)	(921.4)	(479.2)
Impairment of DAC asset related to annuity business	(4.5)	(159.0)	—
Impairment of DAC asset related to sale of universal life insurance business	—	(155.9)	—
Adjustment to equity during the year	(0.2)	(15.7)	(2.0)
Adjustment for commission buyout program	—	—	(31.6)

Balance at end of year	$1,115.5	$1,242.2	$1,784.2

Prior to September 30, 2002, the Company manufactured and sold variable annuities, variable universal life and traditional life insurance products. Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products.

During 2003 and 2002, we determined that the DAC asset related to certain distribution channels for our annuity business exceeded the present value of total expected gross profits. Therefore, we recognized permanent impairments of the DAC asset of $4.5 million and $159.0 million, respectively, related to these items. Additionally, in 2002, we recognized approximately $203 million of additional amortization related to the impact of the equity market on future gross profits of our life insurance and annuity products and approximately $200 million of additional amortization related to the changes in several actuarial estimates related to our life insurance and annuity products. Also, in 2002, we recognized a permanent impairment related to the universal life DAC asset of $155.9 million due to the sale of that business.

During 2001, we implemented an in-force trail commission program on certain annuity business previously written by qualifying agents. This program provided for the election of a trail commission on in-force business in exchange for the buyout of deferred commissions.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	100

20. LIABILITIES FOR OUTSTANDING CLAIMS, LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company regularly updates its reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in results of operations as adjustments to losses and LAE. Often these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and loss event occurred. These types of subsequent adjustments are described as “prior year reserve development”. Such development can be either favorable or unfavorable to the Company’s financial results and may vary by line of business.

The liability for future policy benefits and outstanding claims, losses and loss adjustment expenses, excluding the effect of reinsurance, related to the Company’s accident and health business, consisting of the Company’s exited individual health business and its discontinued group accident and health business, was $437.3 million, $434.8 million and $463.5 million at December 31, 2003, 2002 and 2001, respectively. Reinsurance recoverables related to this business were $322.4 million, $329.3 million and $343.0 million in 2003, 2002 and 2001, respectively. The decreases in 2002 and 2001 were primarily attributable to the continued run-off of the group accident and health business.

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Reserve for losses and LAE, beginning of year	$2,961.7	$2,921.5	$2,719.1
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,610.6	1,682.1	1,708.3
Increase in provision for insured events of prior years(1)	40.4	6.4	107.4
Losses related to selected property & casualty exited agencies, policies, groups & programs for current year	—	—	12.1

Total incurred losses and LAE	1,651.0	1,688.5	1,827.8

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	868.2	898.0	892.8
Losses and LAE attributable to insured events of prior years	784.5	763.6	780.3

Total payments	1,652.7	1,661.6	1,673.1

Change in reinsurance recoverable on unpaid losses	58.9	13.3	47.7

Reserve for losses and LAE, end of year	$3,018.9	$2,961.7	$2,921.5

(1)	The increase in provision for insured events of prior years in 2001 includes $40.8 million of losses related to selected property and casualty exited agencies, policies, groups and programs and $33.0 million of losses related to voluntary pool claims.

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were increased by $40.4 million, $ 6.4 million and $107.4 million in 2003, 2002, and 2001, respectively.

During the years ended December 31, 2003, 2002 and 2001, estimated loss reserves for claims occurring in prior years developed unfavorably by $74.5 million, $36.9 million and $146.6 million, respectively. The unfavorable loss reserve development in 2003 is primarily the result of a $21.9 million charge in the other commercial line resulting from an adverse arbitration decision in the second quarter of 2003, related to a voluntary insurance pool that the Company exited in 1996. Additionally, loss reserves for the workers’ compensation line were increased by $15.7 million in the fourth quarter of 2003, primarily as a result of increasing medical costs. Loss reserve development was also affected by an increase in personal automobile claim severity related to medical settlements in Michigan. Because these settlements have risen beyond previous estimates, reserve increases have been recognized in the period in which the information was obtained. Partially offsetting these items was favorable development in the commercial multiple peril line due to improved claim frequency in the 2002 accident year resulting from our re-underwriting efforts. The adverse development in both 2002 and 2001 is primarily the result of increased claim severity related to personal automobile medical settlements in Michigan. The increase in the prior year reserve estimates for other commercial lines during 2002 is primarily due to the recognition of approximately $5 million in additional reserves for asbestos claims in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool.

In addition, in 2001, a reserve increase of $40.8 million on prior years resulted from the agency management actions discussed in Note 3 – “Significant Transactions”. This reserve increase affected primarily the commercial multiple peril, personal automobile, commercial automobile and workers’ compensation lines. Additionally, other commercial lines’ prior year reserves developed adversely due to a $33.0 million reserve increase in the ECRA voluntary pool. Personal automobile prior year reserves developed adversely due to the aforementioned increased claim severity related to medical settlements in Michigan. In addition to the effect from the agency management actions, the commercial automobile and commercial multiple peril lines experienced adverse development. The increased reserves in these lines are primarily attributable to increased claim payments in the 2000 and 1999 accident years. As these payments have increased above historical amounts, actuarial projections of future settlements have increased the estimated ultimate reserves on prior years.

During the years ended December 31, 2003, 2002 and 2001, estimated LAE reserves for claims occurring in prior years developed favorably by $34.1 million, $30.5 million and $39.2 million, respectively. The favorable development in all

101	ALLMERICA FINANCIAL ANNUAL REPORT 2003

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

Although the Company does not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, the Company may be required to defend such claims. The table below summarizes direct business asbestos and environmental reserves (net of reinsurance and excluding pools):

December 31	2003	2002	2001
(In millions)
Reserves for losses and LAE, beginning of year	$25.6	$26.7	$25.5
Incurred losses & LAE	2.6	(0.8)	4.2
Paid losses & LAE	3.3	0.3	3.0

Reserves for losses and LAE, end of year	$24.9	$25.6	$26.7

Ending loss and LAE reserves for all direct business written by its property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.9 million, $25.6 million and $26.7 million, net of reinsurance of $15.0 million, $16.0 million and $13.0 million in 2003, 2002 and 2001, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the three-year period ended December 31, 2003. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. The Company estimates its ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company believes that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, the Company is not aware of any litigation or pending claims that are expected to result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

In addition, and not included in the table above, the Company has established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $45.6 million, $45.2 million and $39.3 million in 2003, 2002 and 2001, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. The Company participated in the ECRA voluntary pool during 1950 to 1982, until it was dissolved and put in runoff in 1982. The Company’s percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. The Company’s participation in this pool has resulted in average paid losses of $2.4 million annually over the past ten years. During 2001, the pool commissioned an independent actuarial review of its then current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, the Company recorded an additional $33.0 million of losses in the fourth quarter of 2001, which is included in the reported outstanding loss and LAE reserves. This reserving action has been presented as a separate line item in the Consolidated Statements of Income. Because of the inherent uncertainty regarding the types of claims in these pools, there can be no assurance that these reserves will be sufficient. During 2002, the Company recorded an additional $5.0 million of loss reserves related to ECRA.

21. CONTINGENCIES

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

Litigation

On July 24, 2002, an action captioned American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company was commenced in the

ALLMERICA FINANCIAL ANNUAL REPORT 2003	102

United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums of $2.5 million each. Plaintiffs, who AFLIAC identified as engaging in frequent transfers of significant sums between sub-accounts that in its opinion constituted “market timing”, were subject to restrictions upon such trading that AFLIAC imposed in 2002. Plaintiffs allege that such restrictions constitute a breach of the terms of the annuity contracts and seek unspecified damages, including lost profits and prejudgment interest. In December 2003, the court granted partial summary judgment to the plaintiffs, holding that at least certain restrictions imposed on their trading activities violated the terms of the annuity contracts. The court ordered limited discovery regarding the plaintiffs’ attempts to trade following dissemination of the trading restrictions. The Company has filed a motion for reconsideration and clarification of the court’s partial summary judgment opinion. Other than the limited discovery ordered by the court, no discovery in the case has ensued to date, and it is too early in the proceedings for the Company to assess the amount of potential damages if AFLIAC should ultimately be unsuccessful in defending this lawsuit. The outcome is not expected to be material to the Company’s financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

In 1997, a lawsuit on behalf of a putative class was instituted against the Company alleging fraud, unfair or deceptive acts, breach of contract, misrepresentation, and related claims in the sale of life insurance policies. In November 1998, the Company and the plaintiffs entered into a settlement agreement and in May 1999, the Federal District Court in Worcester, Massachusetts approved the settlement agreement and certified the class for this purpose. AFC recognized a $31.0 million pre-tax expense in 1998 related to this litigation. Subsequently, the Company has recognized pre-tax benefits of $2.5 million and $7.7 million in 2002 and 2001, respectively, resulting from the refinement of cost estimates. Although the Company believes that it has appropriately recognized its obligation under the settlement, this estimate may be revised based on the amount of reimbursement actually tendered by AFC’s insurance carriers. The Company has $2.4 million in reserves at December 31, 2003 related to this lawsuit.

The Company has been named a defendant in various other legal proceedings arising in the normal course of business and is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on the Company’s consolidated financial statements, although they could have a material effect on the results of operations for a particular quarter or annual period.

Residual Markets

The Company is required to participate in residual markets in various states. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to the workers’ compensation line of business and both the personal and commercial automobile lines of business.

22. STATUTORY FINANCIAL INFORMATION

The Company’s insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory surplus differs from shareholders’ equity reported in accordance with generally accepted accounting principles primarily because policy acquisition costs are expensed when incurred, statutory accounting principles require asset valuation and interest maintenance reserves, postretirement benefit costs are based on different assumptions and reflect a different method of adoption, life insurance reserves are based on different assumptions and the recognition of deferred tax assets is based on different recoverability assumptions.

Effective January 1, 2001, the Company’s insurance subsidiaries adopted the National Association of Insurance Commissioners’ uniform statutory accounting principles, or Codification, in accordance with requirements prescribed by state authorities. A cumulative effect of the change in accounting principle resulted from the adoption of Codification and was reflected as an adjustment to surplus in 2001. This adjustment represents the difference between total capital and surplus as of January 1, 2001 and the amount total capital and surplus would have been had the accounting principles been applied retroactively for all prior periods. As of January 1, 2001, the property and casualty and life and health insurance subsidiaries recorded cumulative effect adjustments of $82.4 million and $45.0 million, respectively. The adjustment reflected by the property and casualty insurance subsidiaries consisted of an increase in surplus of $141.9 million related to the establishment of deferred tax assets and reductions in surplus of $59.5 million related to changes in valuations of other invested assets and non-admitted assets. The adjustment reflected by the life and health insurance subsidiaries included an increase in surplus of $49.7 million related to the establishment of deferred tax assets and the change in valuation of pension liabilities. Reductions in surplus reflected by the life and health insurance subsidiaries totaled $4.7 million and resulted from the change in valuations of post-employment benefits and non-admitted assets.

103	ALLMERICA FINANCIAL ANNUAL REPORT 2003

Statutory net income (loss) and surplus are as follows:

	2003	2002	2001
(In millions)
Statutory Net Income (Loss) - Combined
Property and Casualty Companies	$106.0	$11.8	$(7.9)
Life and Health Companies	9.0	(296.0)	(44.9)
Statutory Shareholders’ Surplus - Combined
Property and Casualty Companies	$1,005.4	$834.0	$926.1
Life and Health Companies	495.6	427.1	377.9

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2003 and 2002 are summarized below:

FOR THE THREE MONTHS ENDED
(In millions, except per share data)
2003	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$849.6	$824.1	$789.2	$800.7
Income (loss) before cumulative effect of change in accounting principle	$37.1	$24.4	$11.4	$14.0
Net income	$37.1	$24.4	$11.4	$14.0
Income (loss) before cumulative effect of change in accounting principle per share:
Basic	$0.70	$0.46	$0.22	$0.26
Diluted	$0.70	$0.46	$0.21	$0.26
Net income per share:
Basic	$0.70	$0.46	$0.22	$0.26
Diluted	$0.70	$0.46	$0.21	$0.26

2002
Total revenues	$849.3	$798.4	$854.9	$814.0
Income (loss) before cumulative effect of change in accounting principle	$51.6	$(55.5)	$(313.4)	$14.9
Net income (loss)	$47.9	$(55.5)	$(313.4)	$14.9
Income (loss) before cumulative effect of change in accounting principle per share:
Basic	$0.98	$(1.05)	$(5.93)	$0.28
Diluted	$0.97	$(1.05)	$(5.93)	$0.28
Net income (loss) per share:
Basic	$0.91	$(1.05)	$(5.93)	$0.28
Diluted	$0.90	$(1.05)	$(5.93)	$0.28

Note:	Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year. Diluted net loss per share for the three months ended June 30 and September 30, 2002 represents basic loss per share due to antidilution.

The Company did not declare dividends in 2003 or 2002.

In the fourth quarter of 2003, the Company recognized charges of $14.9 million, net of taxes, relating primarily to the VeraVest restructuring (see Note 3 - Significant Transactions). In addition, the Company recognized after-tax charges of $5.5 million related to exchange traded futures contracts used to economically hedge any increased GMDB reserves resulting from equity market movements.

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

Item 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A — CONTROLS AND PROCEDURES

Based on their evaluation, as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	104

PART III

Item 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Information regarding our directors is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2004, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Frederick H. Eppinger, Jr., 45

Director, President and Chief Executive Officer of the Company since August 2003

See biography under “Directors of the Registrant” above.

David L. Firstenberg, 46

Vice President of Property and Casualty Commercial Lines since February 2002

Mr. Firstenberg has been Vice President of Property and Casualty Commercial Lines of Hanover since February 2002. Prior to that time, he was Senior Vice President at CGU/One Beacon Insurance Company from November 1997 until October of 2001.

J. Kendall Huber, 49

Senior Vice President since October 2002

Vice President and General Counsel of the Company since March 2000

Mr. Huber has been Vice President, General Counsel and Assistant Secretary of AFC, Hanover, Citizens and FAFLIC since March 2000. Prior to joining AFC, Mr. Huber was Executive Vice President, General Counsel and Secretary of Promus Hotel Corporation from February 1999 to January 2000. Previously, Mr. Huber was Vice President and Deputy General Counsel of Legg Mason, Inc., from November 1998 to January 1999. He has also served as Vice President and Deputy General Counsel of USF&G Corporation, where he was employed from March 1990 to August 1998.

John P. Kavanaugh, 49

Vice President and Chief Investment Officer of the Company since September 1996

Mr. Kavanaugh has been Vice President and Chief Investment Officer of AFC since September 1996 and has been a Vice President of the Company since December 1991. Mr. Kavanaugh joined the Company in 1983.

Edward J. Parry, III, 44

Executive Vice President since November 2003

Director since December 2003

President of Allmerica Asset Accumulation since October 2002

Chief Financial Officer of the Company since December 1996

See biography under “Directors of the Registrant” above.

Gregory D. Tranter, 47

Vice President and Chief Information Officer of the Company since October 2000

Mr. Tranter has been Vice President and Chief Information Officer of AFC since October 2000. Mr. Tranter has been Vice President and Chief Information Officer of AFC’s insurance subsidiaries since August 1998. Prior to joining AFC, Mr. Tranter was Vice President, Automation Strategy of Travelers Property and Casualty Company from April 1996 to July 1998. Mr. Tranter was employed by Aetna Life and Casualty Company from 1983 to 1996.

CODE OF CONDUCT

Our Code of Conduct is available, free of charge, on our website. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers to our Chief Executive Officer, Chief Financial Officer or Controller, or any amendments to our Code will be posted on our website.

Item 11 — EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2004, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2004, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2004, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2004, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

105	ALLMERICA FINANCIAL ANNUAL REPORT 2003

PART IV

Item 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 62 to 104 of this Form 10-K.

(A)(2) FINANCIAL STATEMENT SCHEDULES

ALLMERICA FINANCIAL ANNUAL REPORT 2003	106

(A)(3) EXHIBIT INDEX

Exhibits filed as part of this Form 10-K are as follows:

2.1	Plan of Reorganization. †

2.2	Stock and Asset Purchase Agreement by an among State Mutual Life Assurance Company of America, 440 Financial Group of Worcester, Inc., and The Shareholder Services Group, Inc. dated as of March 9, 1995. †

3.1	Certificate of Incorporation of AFC. †

3.2	Amended By-Laws of AFC. ***

4	Specimen Certificate of Common Stock. †

4.1	Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee. ††

4.2	Form of Global Debenture. ††

4.3	Amended and Restated Declaration of Trust of AFC Capital Trust I dated February 3, 1997. †††

4.4	Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of AFC. †††

4.5	Series A Capital Securities Guarantee Agreement dated February 3, 1997. †††

4.6	Common Securities Guarantee Agreement dated February 3, 1997. †††

4.8	Rights Agreement dated as of December 16, 1997, between the Registrant and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 1 to the Company’s Form 8-A dated December 17, 1997 is incorporated herein by reference.

10.3	Administrative Services Agreement between State Mutual Life Assurance Company of America and The Hanover Insurance Company, dated July 19, 1989.†

10.4	First Allmerica Financial Life Insurance Company Employees’ 401(k) Matched Savings Plan incorporated by reference to Exhibit 10.1 to the Allmerica Financial Corporation Registration Statement on Form S-8 (No. 333-576) and incorporated herein by reference originally filed with the Commission on January 24, 1996.

10.5	State Mutual Life Assurance Company of America Excess Benefit Retirement Plan. †

10.6	State Mutual Life Assurance Company of America Supplemental Executive Retirement Plan. †

10.7	State Mutual Incentive Compensation Plan. †

10.9	Indenture of Lease between State Mutual Life Assurance Company of America and The Hanover Insurance Company dated July 3, 1984 and corrected First Amendment to Indenture of Lease dated December 20, 1993. †

10.12	Lease dated March 23, 1993 by and between Aetna Life Insurance Company and State Mutual Life Assurance Company of America, including amendments thereto, relating to property in Atlanta, Georgia. †

10.13	Stockholder Services Agreement dated as of January 1, 1992 between Private Healthcare Systems, Inc. and State Mutual Life Assurance Company of America, the successor to its wholly-owned subsidiary, Group Healthcare Network, Inc. †

10.17	State Mutual Life Assurance Company of America Non-Qualified Executive Retirement Plan. †

10.18	State Mutual Life Assurance Company of America Non-Qualified Executive Deferred Compensation Plan. †

10.19	The Allmerica Financial Cash Balance Pension Plan incorporated by reference to Exhibit 10.19 to the Allmerica Financial Corporation September 30, 1995 report on Form 10-Q and incorporated herein by reference.

10.20	Amended Allmerica Financial Corporation Employment Continuity Plan. ††††††

10.21	Amended and Restated Form of Non-Solicitation Agreement executed by substantially all of the executive officers of AFC incorporated by reference to Exhibit 10.21 to the Allmerica Financial Corporation June 30, 1997 report on Form 10-Q and incorporated herein by reference.

10.23	Amended Allmerica Financial Corporation Long-Term Stock Incentive Plan. ††††††

10.24	The Allmerica Financial Corporation Non-Employee Director Stock Ownership Plan incorporated by reference to Exhibit 10.21 to the Allmerica Financial Corporation June 30, 1996 report on Form 10-Q and incorporated herein by reference.

10.25	Reinsurance Agreement dated September 29, 1997 between First Allmerica Financial Life Insurance Company and Metropolitan Life Insurance Company. ††††

10.27	Deferral Agreement, dated April 4, 1997, between Allmerica Financial Corporation and John F. O’Brien. ††††

107	ALLMERICA FINANCIAL ANNUAL REPORT 2003

10.29	Credit Agreement dated as of June 17, 1998 between the Registrant and the Chase Manhattan Bank. †††††

10.30	Form of Deferral Agreement executed by substantially all of the executive officers of AFC dated January 30, 1998. †††††

10.31	Form of Restricted Stock Agreement, dated January 30, 1998 and executed by substantially all of the executive officers of AFC. †††††

10.35	Credit Agreement dated as of December 1, 1998 between the Registrant and the Chase Manhattan Bank. †††††

10.36	Amendment to the Credit Agreement dated as of June 17, 1998 between the Registrant and the Chase Manhattan Bank incorporated by reference to Exhibit 10.36 to the Allmerica Financial Corporation June 30, 1999 report on Form 10-Q and incorporated herein by reference.

10.37	Allmerica Financial Corporation Short-Term Incentive Compensation Plan incorporated herein by reference to Exhibit A contained in the Registrant’s Proxy Statement (Commission File No. 001-13754) originally filed with the Commission on March 31, 1999.

10.38	Amendment to the Credit Agreement dated as of May 27, 2002 between the Registrant and JPMorgan Chase Bank. *

10.39	Stock Pledge and Loan Agreement dated as of February 5, 2001 between AMGRO, Inc., a subsidiary of the Registrant, and Robert P. Restrepo, Jr. incorporated by reference to Exhibit 10.39 to the Allmerica Financial Corporation June 30, 2001 report on Form 10-Q and incorporated herein by reference.

10.40	Severance Agreement, dated November 19, 2001, between First Allmerica Life Insurance Company and Eric A. Simonsen. ††††††

10.41	Stop/Loss Reinsurance Agreement effective September 30, 2001, between Allmerica Financial Life Insurance and Annuity Company and Lincoln National Reassurance Company. *

10.42	Amended and Restated Put Option Agreement dated September 30, 2001 between Allmerica Financial Corporation and Old Fort Insurance Company, Ltd. *

10.43	Agreement dated October 24, 2002 with the Massachusetts Division of Insurance. **

10.46	Section 83(b) Agreement, dated March 21, 2000, between First Allmerica Financial Life Insurance Company and J. Kendall Huber. **

10.47	Consulting Agreement, dated October 25, 2002, between the Registrant and John F. O’Brien. **

10.48	Employment Agreement, dated November 1, 2002, between First Allmerica Financial Life Insurance Company and Bruce C. Anderson. ***

10.49	Employment Agreement, dated November 1, 2002, between First Allmerica Financial Life Insurance Company and J. Kendall Huber. ***

10.50	Employment Agreement, dated November 1, 2002, between First Allmerica Financial Life Insurance Company and Edward J. Parry, III. ***

10.51	Employment Agreement, dated November 1, 2002, between First Allmerica Financial Life Insurance Company and Robert P. Restrepo, Jr. ***

10.52	Agreement, dated November 6, 2002, between the Registrant and Michael P. Angelini. ***

10.53	Agreement, dated December 23, 2002, between the Registrant and the Massachusetts Division of Insurance. ***

10.54	Asset Transfer and Acquisition Agreement, effective as of December 31, 2002, by and among Allmerica Financial Life Insurance and Annuity Company, First Allmerica Financial Life Insurance Company and John Hancock Life Insurance Company. ****

10.55	Amended and Restated Non-Employee Director Stock Ownership Plan. ***

10.56	First Amendment to Employment Agreement dated June 27, 2003 between First Allmerica Financial Life Insurance Company and J. Kendall Huber incorporated by reference to Exhibit 10.56 to the Allmerica Financial Corporation June 30, 2003 report on Form 10-Q and incorporated herein by reference.

10.57	Employment Agreement, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr. *****

10.58	Separation Agreement, dated October 10, 2003, between First Allmerica Financial Life Insurance Company and Robert P. Restrepo, Jr. *****

10.59	Agreement dated October 10, 2003, between First Allmerica Financial Life Insurance Company and Robert P. Restrepo, Jr. relating to the Stock Pledge and Loan Agreement between AMGRO, Inc., a subsidiary of the registrant, and Robert P. Restrepo, Jr., incorporated by reference as Exhibit 10.39 to the Allmerica Financial Corporation June 30, 2001 report on Form 10-Q. *****

ALLMERICA FINANCIAL ANNUAL REPORT 2003	108

21	Subsidiaries of AFC.

23	Consent of Independent Auditors.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Internal Revenue Service Ruling dated April 15, 1995. †

99.2	Important Factors Regarding Forward Looking Statements.

†	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s Registration Statement on Form S-1 (No. 33-91766) originally filed with the Commission on May 1, 1995.

††	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s Registration Statement on Form S-1 (No. 33-96764) originally filed with the Commission on September 11, 1995.

†††	Incorporated herein by reference to Exhibits 2, 3, 4, 5 and 6, respectively, contained in the Registrant’s Current Report on Form 8-K filed on February 5, 1997.

††††	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 1997 Annual Report on Form 10-K originally filed with the Commission on March 27, 1998.

†††††	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 1998 Annual Report Form 10-K originally filed with the Commission on March 29, 1999.

††††††	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 2001 Annual Report on Form 10-K originally filed with the Commission on April 1, 2002.

*	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s June 30, 2002 Report on Form 10-Q originally filed with the Commission on August 14, 2002.

**	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s September 30, 2002 Report on Form 10-Q originally filed with the Commission on November 14, 2002.

***	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 2002 Annual Report on Form 10-K originally filed with the Commission on March 27, 2003.

****	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 2002 Annual Report on Form 10-K originally filed with the Commission on March 27, 2003 (confidential treatment requested as to certain portions of this exhibit).

*****	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s September 30, 2003 Report on Form 10-Q originally filed with the Commission on November 14, 2003.

(B) REPORTS ON FORM 8-K

On December 19, 2003, Allmerica Financial Corporation filed a report on Form 8-K under Item 11, announcing that a Blackout Period related to our qualified and non-qualified pension plans would commence at 4:00 p.m. ET, Monday, December 29, 2003 and was expected to end during the week of Sunday, January 18, 2004 due to the conversion to a new record-keeper and service provider. Notice was sent to our directors and officers subject to Section 16 of the Securities Exchange Act of 1934 and restricted them from trading in any AFC stock during such period and until the end of the regularly scheduled year-end trading blackout.

No other reports on Form 8-K were filed during the period covered by this report; however:

On October 28, 2003, Allmerica Financial Corporation furnished a report on Form 8-K under Item 12 with respect to the issuance of a press release announcing our financial results for the quarter ended September 30,2003, as well as the availability, on our website, of financial information contained in our Statistical Supplement for the period ended September 30, 2003.

On December 5, 2003, Allmerica Financial Corporation furnished a report on Form 8-K under Item 9 with respect to the issuance of a press release announcing that we had implemented a hedging program for our in-force variable annuity policies with guaranteed minimum death benefit features. We also announced that our lead life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company, will pay a dividend of $25 million to AFC.

109	ALLMERICA FINANCIAL ANNUAL REPORT 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLMERICA FINANCIAL CORPORATION Registrant

Date: February 27, 2004	By:	/s/ FREDERICK H. EPPINGER, JR.

Frederick H. Eppinger, Jr., President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2004	By:	/s/ FREDERICK H. EPPINGER, JR.

Frederick H. Eppinger, Jr., President, Chief Executive Officer and Director

Date: February 27, 2004	By:	/s/ EDWARD J. PARRY, III

Edward J. Parry, III, Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Director

Date: February 27, 2004	By:	*

Michael P. Angelini, Chairman

Date: February 27, 2004	By:	*

Gail L. Harrison, Director

Date: February 27, 2004	By:	*

M Howard Jacobson, Director

Date: February 27, 2004	By:	*

Wendell J. Knox,
Director

Date: February 27, 2004	By:	*

Robert J. Murray,
Director

Date: February 27, 2004	By:	*

Joseph R. Ramrath,
Director

ALLMERICA FINANCIAL ANNUAL REPORT 2003	110

Date: February 27, 2004	By:	*

John R. Towers, Director

Date: February 27, 2004	By:	*

Herbert M. Varnum, Director

Date: February 27, 2004	*By:	/S/ EDWARD J. PARRY, III

Edward J. Parry, III, Attorney -in-fact

111	ALLMERICA FINANCIAL ANNUAL REPORT 2003

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Allmerica Financial Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 26, 2004, which contains an explanatory paragraph with respect to the change in the Company’s method of accounting for goodwill in 2002 and derivative instruments in 2001, appearing in the 2003 Annual Report to Shareholders of Allmerica Financial Corporation on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Boston, Massachusetts January 26, 2004

ALLMERICA FINANCIAL ANNUAL REPORT 2003	112

SCHEDULE I

ALLMERICA FINANCIAL CORPORATION

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2003
(In millions)
Type of Investment	Cost(1)	Value		Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$680.5		$688.4	$688.4
States, municipalities and political subdivisions	1,290.0		1,342.7	1,342.7
Foreign governments	10.9		11.1	11.1
Public utilities	620.0		652.1	652.1
All other corporate bonds	4,623.3		4,822.8	4,822.8
Redeemable preferred stocks	121.6		129.4	129.4

Total fixed maturities	7,346.3		7,646.5	7,646.5

Equity securities:
Common stocks:
Banks, trust and insurance companies	1.7		1.9	1.9
Industrial, miscellaneous and all other	6.8		12.9	12.9
Nonredeemable preferred stocks	0.6		0.5	0.5

Total equity securities	9.1		15.3	15.3

Mortgage loans on real estate	175.1		XXXXXX	175.1
Policy loans	268.0		XXXXXX	268.0
Other long-term investments (2)	82.4		XXXXXX	80.7

Total investments	$7,880.9	$	XXXXXX	$8,185.6

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

(2)	The cost of other long-term investments differs from the carrying value due to changes in equity ownership of limited partnership investments.

113	ALLMERICA FINANCIAL ANNUAL REPORT 2003

SCHEDULE II

ALLMERICA FINANCIAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Revenues
Net investment income	$1.3	$1.8	$1.1
Net realized investment (losses) gains	(1.3)	0.7	(6.1)

Total revenues	—	2.5	(5.0)

Expenses
Interest expense, net	40.6	40.6	40.6
Expense pursuant to a subsidiary reinsurance agreement	—	30.6	—
Operating expenses	3.8	4.3	4.9

Total expenses	44.4	75.5	45.5

Net loss before federal income taxes and equity in net income of unconsolidated subsidiaries	(44.4)	(73.0)	(50.5)
Income tax benefit:
Federal	12.5	24.9	15.3
State	1.7	1.3	1.2
Equity in net income (loss) of unconsolidated subsidiaries	117.1	(259.3)	30.9

Net income (loss)	$86.9	$(306.1)	$(3.1)

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	114

SCHEDULE II (continued)

ALLMERICA FINANCIAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2003	2002
(In millions, except share and per share data)
Assets
Fixed maturities – at fair value (amortized cost of $57.4 and $ 47.6)	$57.9	$49.2
Cash and cash equivalents	10.4	15.4
Investment in unconsolidated subsidiaries	2,771.5	2,633.8
Other assets	3.7	4.0

Total assets	$2,843.5	$2,702.4

Liabilities
Federal income taxes payable	$87.8	$74.1
Expenses and state taxes payable	4.8	12.7
Interest payable	12.7	12.7
Net payable to subsidiaries	9.2	21.9
Long-term debt	508.8	508.8

Total liabilities	623.3	630.2

Shareholders’ Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,775.6	1,768.4
Accumulated other comprehensive income (loss)	16.1	(37.4)
Retained earnings	833.1	746.2
Treasury stock at cost (7.4 million and 7.5 million shares)	(405.2)	(405.6)

Total shareholders’ equity	2,220.2	2,072.2

Total liabilities and shareholders’ equity	$2,843.5	$2,702.4

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

115	ALLMERICA FINANCIAL ANNUAL REPORT 2003

SCHEDULE II (continued)

ALLMERICA FINANCIAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001
(In millions)
Cash flows from operating activities
Net income (loss)	$86.9	$(306.1)	$(3.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) loss of unconsolidated subsidiaries	(117.1)	259.3	(30.9)
Dividend received from unconsolidated subsidiaries	3.2	101.0	41.1
Net realized investment losses (gains)	1.3	(0.7)	6.1
Deferred federal income tax expense (benefit)	5.3	(8.1)	13.4
Change in expenses and state taxes payable	(6.7)	(19.1)	11.6
Change in federal income taxes payable (receivable)	18.9	65.6	2.7
Change in payable (receivable) from subsidiaries	7.6	94.1	(26.9)
Other, net	0.6	7.0	(7.5)

Net cash provided by operating activities	—	193.0	6.5

Cash flows from investing activities
Capital contributed to unconsolidated subsidiaries	(0.1)	(80.2)	(23.9)
Proceeds from disposals and maturities of available-for-sale fixed maturities	20.9	8.8	—
Purchase of available-for-sale fixed maturities	(26.1)	(41.1)	(11.3)

Net cash used in investing activities	(5.3)	(112.5)	(35.2)

Cash flow from financing activities
Net proceeds from issuance of commercial paper	—	(83.1)	27.0
Treasury stock reissued at cost	0.3	1.1	5.3
Dividends paid to shareholders	—	—	(13.3)

Net cash provided by (used in) financing activities	0.3	(82.0)	19.0

Net change in cash and cash equivalents	(5.0)	(1.5)	(9.7)
Cash and cash equivalents at beginning of the period	15.4	16.9	26.6

Cash and cash equivalents at end of the period	$10.4	$15.4	$16.9

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	116

SCHEDULE III

ALLMERICA FINANCIAL CORPORATION

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2003
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$223.5	$3,204.7	$1,030.8	$30.4	$2,240.4	$183.5	$1,653.5	$457.6	$198.9	$2,234.2
Allmerica Financial
Services	892.0	3,477.0	1.7	445.8	41.9	199.0	261.3	145.0	305.7	—
Asset Management	—	—	—	207.5	—	71.9	3.9	—	73.2	—
Corporate	—	—	—	—	—	1.9	—	—	97.4	—
Eliminations	—	—	—	—	—	(0.6)	—	—	(11.5)	—

Total	$1,115.5	$6,681.7	$1,032.5	$683.7	$2,282.3	$455.7	$1,918.7	$602.6	$663.7	$2,234.2

DECEMBER 31, 2002
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$215.1	$3,142.4	$1,045.2	$14.2	$2,272.0	$202.0	$1,683.5	$424.5	$206.4	$2,267.3
Allmerica Financial Services	1,027.1	3,824.2	1.8	550.5	48.1	283.9	495.0	655.8	354.4	—
Asset Management	—	—	—	208.1	—	100.3	23.5	0.1	79.3	—
Corporate	—	—	—	—	—	5.0	—	—	68.5	—
Eliminations	—	—	—	—	—	(1.0)	—	—	(10.3)	—

Total	$1,242.2	$6,966.6	$1,047.0	$772.8	$2,320.1	$590.2	$2,202.0	$1,080.4	$698.3	$2,267.3

DECEMBER 31, 2001
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$199.0	$3,126.3	$1,049.9	$24.9	$2,205.7	$216.0	$1,753.1	$401.7	$309.7	$2,285.0
Allmerica Financial Services	1,585.2	4,003.1	2.6	567.1	49.0	288.9	344.6	77.4	252.0	—
Asset Management	—	—	—	1,171.9	—	144.5	69.5	0.1	100.1	—
Corporate	—	—	—	—	—	6.7	—	—	70.5	—
Eliminations	—	—	—	—	—	(0.9)	—	—	(7.5)	—

Total	$1,784.2	$7,129.4	$1,052.5	$1,763.9	$2,254.7	$655.2	$2,167.2	$479.2	$724.8	$2,285.0

117	ALLMERICA FINANCIAL ANNUAL REPORT 2003

SCHEDULE IV

ALLMERICA FINANCIAL CORPORATION

REINSURANCE

DECEMBER 31
(In millions)
2003	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$24,368.7	$15,962.9	$35.8	$8,441.6	0.42%

Premiums:
Life insurance	$58.5	$17.2	$0.5	$41.8	1.20%
Accident and health insurance	22.7	22.6	—	0.1	—
Property and casualty insurance	2,432.2	254.2	62.4	2,240.4	2.79%

Total premiums	$2,513.4	$294.0	$62.9	$2,282.3	2.76%

2002
Life insurance in force	$29,413.3	$20,365.0	$413.4	$9,461.7	4.37%

Premiums:
Life insurance	$57.2	$9.9	$0.6	$47.9	1.25%
Accident and health insurance	28.5	26.8	—	1.7	—
Property and casualty insurance	2,487.4	278.6	61.7	2,270.5	2.72%

Total premiums	$2,573.1	$315.3	$62.3	$2,320.1	2.69%

2001
Life insurance in force	$30,550.4	$21,108.8	$454.1	$9,895.7	4.59%

Premiums:
Life insurance	$58.3	$10.3	$0.7	$48.7	1.44%
Accident and health insurance	30.8	27.9	—	2.9	—
Property and casualty insurance	2,438.6	293.7	53.5	2,198.4	2.43%

Total premiums	$2,527.7	$331.9	$54.2	$2,250.0	2.41%

ALLMERICA FINANCIAL ANNUAL REPORT 2003	118

SCHEDULE V

ALLMERICA FINANCIAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(In millions)
		Additions
2003	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from allowance account	Balance at end of period
Mortgage loans	$2.8	$(1.0)	$—	$—	$1.8
Allowance for doubtful accounts	12.2	16.1	—	9.1	19.2

	$15.0	$15.1	$—	$9.1	$21.0

2002
Mortgage loans	$3.8	$(1.0)	$—	$—	$2.8
Allowance for doubtful accounts	10.3	13.6	—	11.7	12.2

	$14.1	$12.6	$—	$11.7	$15.0

2001
Mortgage loans	$4.4	$0.6	$—	$1.2	$3.8
Allowance for doubtful accounts	6.9	18.8	—	15.4	10.3

	$11.3	$19.4	$—	$16.6	$14.1

119	ALLMERICA FINANCIAL ANNUAL REPORT 2003

SCHEDULE VI

ALLMERICA FINANCIAL CORPORATION

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31
(In millions)
Affiliation with Registrant	Deferred policy acquisition costs	Reserves for losses and loss adjustment expenses(2)	Discount, if any, deducted from previous column(1)	Unearned premiums(2)	Net premiums earned	Net investment income
Consolidated Property and Casualty Subsidiaries
2003	$220.9	$3,018.9	$—	$1,029.0	$2,240.4	$183.3

2002	$212.1	$2,961.7	$—	$1,043.1	$2,270.5	$201.7

2001	$195.8	$2,921.5	$—	$1,047.7	$2,198.4	$215.4

	Losses and loss adjustment expenses		Amortization of deferred policy acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written
	Current Year	Prior Years
2003	$1,610.6	$40.4	$457.6	$1,652.7	$2,234.2

2002	$1,682.1	$6.4	$424.5	$1,661.6	$2,265.8

2001	$1,720.4	$107.4	$401.7	$1,673.1	$2,277.7

(1)	The Company does not employ any discounting techniques.

(2)	Reserves for losses and loss adjustment expenses are shown gross of $940.0 million, $877.9 million and $864.6 million of reinsurance recoverable on unpaid losses in 2003, 2002 and 2001, respectively. Unearned premiums are shown gross of prepaid premiums of $47.9 million, $55.7 million and $55.6 million in 2003, 2002 and 2001, respectively.

ALLMERICA FINANCIAL ANNUAL REPORT 2003	120