Form 10-Q
period 2004-03-31
ALLMERICA FINANCIAL CORP
filed 2004-05-06
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13754

ALLMERICA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3263626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 Lincoln Street, Worcester, Massachusetts 01653

(Address of principal executive offices)

(Zip Code)

(508) 855-1000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 53,197,739 shares of common stock outstanding, as of May 1, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2004	2003
REVENUES
Premiums	$576.5	$575.2
Universal life and investment product policy fees	76.1	90.3
Net investment income	104.7	118.7
Net realized investment gains	15.7	13.2
Other income	26.3	52.2

Total revenues	799.3	849.6

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	459.5	486.7
Policy acquisition expenses	150.9	171.3
Losses (gains) from retirement of funding agreements and trust instruments supported by funding obligations	3.2	(4.7)
Income from sale of universal life business	—	(5.5)
Losses (gains) on derivative instruments	1.0	(1.7)
Restructuring costs	3.3	3.3
Other operating expenses	135.5	157.8

Total benefits, losses and expenses	753.4	807.2

Income before federal income taxes	45.9	42.4

Federal income tax (benefit) expense:
Current	(26.1)	(30.6)
Deferred	2.7	35.9

Total federal income tax (benefit) expense	(23.4)	5.3

Income before cumulative effect of change in accounting principle	69.3	37.1

Cumulative effect of change in accounting principle (less applicable income tax benefit of $30.8 million for the three months ended March 31, 2004)	57.2	—

Net income	$12.1	$37.1

PER SHARE DATA
Basic
Income before cumulative effect of change in accounting principle	$1.31	$0.70

Cumulative effect of change in accounting principle (less applicable income tax benefit of $0.58 for the three months ended March 31, 2004)	(1.08)	—

Net income	$0.23	$0.70

Weighted average shares outstanding	53.1	52.9

Diluted
Income before cumulative effect of change in accounting principle	1.29	0.70

Cumulative effect of change in accounting principle (less applicable income tax benefit of $0.57 for the three months ended March 31, 2004)	(1.06)	—

Net income	$0.23	$0.70

Weighted average shares outstanding	53.7	53.0

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) March 31, 2004	December 31, 2003
ASSETS
Investments:
Fixed maturities-at fair value (amortized cost of $7,286.2 and $7,346.3)	$7,709.4	$7,646.5
Equity securities-at fair value (cost of $16.6 and $9.1)	19.8	15.3
Mortgage loans	173.3	175.1
Policy loans	262.7	268.0
Other long-term investments	74.3	80.7

Total investments	8,239.5	8,185.6

Cash and cash equivalents	189.5	380.5
Accrued investment income	125.5	126.5
Premiums, accounts and notes receivable, net	505.9	480.9
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	2,109.2	2,111.2
Deferred policy acquisition costs	966.6	1,115.5
Deferred federal income taxes	350.3	381.0
Goodwill	128.2	128.2
Other assets	460.8	367.7
Separate account assets	11,304.9	11,835.4

Total assets	$24,380.4	$25,112.5

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$3,636.4	$3,556.8
Outstanding claims, losses and loss adjustment expenses	3,141.9	3,124.9
Unearned premiums	1,043.4	1,032.5
Contractholder deposit funds and other policy liabilities	393.2	683.7

Total policy liabilities and accruals	8,214.9	8,397.9

Expenses and taxes payable	729.7	822.7
Reinsurance premiums payable	115.4	136.5
Trust instruments supported by funding obligations	1,217.4	1,200.3
Long-term debt	508.8	499.5
Separate account liabilities	11,304.9	11,835.4

Total liabilities	22,091.1	22,892.3

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,770.5	1,775.6
Accumulated other comprehensive income	67.2	16.1
Retained earnings	845.2	833.1
Treasury stock at cost (7.2 million and 7.4 million shares)	(394.2)	(405.2)

Total shareholders’ equity	2,289.3	2,220.2

Total liabilities and shareholders’ equity	$24,380.4	$25,112.5

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Three Months Ended March 31,
(In millions)	2004	2003
PREFERRED STOCK

Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,775.6	1,768.4
Unearned compensation related to restricted stock and other	(5.1)	0.1

Balance at end of period	1,770.5	1,768.5

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	89.4	83.4
Appreciation (depreciation) during the period:
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	78.6	(1.9)
(Provision) benefit for deferred federal income taxes	(27.5)	0.7

	51.1	(1.2)

Balance at end of period	140.5	82.2

MINIMUM PENSION LIABILITY:
Balance at beginning and end of period	(73.3)	(120.8)

Total accumulated other comprehensive income (loss)	67.2	(38.6)

RETAINED EARNINGS
Balance at beginning of period	833.1	746.2
Net income	12.1	37.1

Balance at end of period	845.2	783.3

TREASURY STOCK
Balance at beginning of period	(405.2)	(405.6)
Shares reissued at cost	11.0	7.7

Balance at end of period	(394.2)	(397.9)

Total shareholders’ equity	$2,289.3	$2,115.9

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended March 31,
(In millions)	2004	2003
Net income	$12.1	$37.1

Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation (depreciation) during the period	73.3	(2.9)
(Provision) benefit for deferred federal income taxes	(25.6)	1.0

Total available-for-sale securities	47.7	(1.9)

Derivative instruments:
Net appreciation during the period	5.3	1.0
Provision for deferred federal income taxes	(1.9)	(0.3)

Total derivative instruments	3.4	0.7

Other comprehensive income (loss)	51.1	(1.2)

Comprehensive income	$63.2	$35.9

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
(In millions)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12.1	$37.1
Adjustments to reconcile net income to net cash used in operating activities:
Net realized investment gains	(15.7)	(13.2)
Gains on derivative instruments	—	(1.5)
Net amortization and depreciation	9.9	7.5
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	12.6	14.5
Loss from retirement of funding agreements and trust instruments supported by funding obligations	3.2	—
Deferred federal income taxes	2.7	35.9
Change in deferred acquisition costs	47.1	57.5
Change in premiums and notes receivable, net of reinsurance premiums payable	(50.8)	84.2
Change in accrued investment income	1.0	7.5
Change in policy liabilities and accruals, net	(128.7)	(166.3)
Change in reinsurance receivable	2.0	(4.7)
Change in expenses and taxes payable	(112.9)	(318.9)
Other, net	23.0	10.6

Net cash used in operating activities	(194.5)	(249.8)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	602.7	927.7
Proceeds from disposals of equity securities	7.2	0.6
Proceeds from disposals of other investments	13.1	34.5
Proceeds from mortgages matured or collected	1.8	17.4
Proceeds from collections of installment finance and notes receivable	81.5	64.9
Purchase of available-for-sale fixed maturities	(427.5)	(749.9)
Purchase of other investments	(1.4)	(10.6)
Capital expenditures	(1.1)	(1.9)
Net payments related to margin deposits on derivative instruments	(3.8)	(9.9)
Disbursements to fund installment finance and notes receivable	(76.8)	(75.8)
Other investing activities, net	(2.6)	0.7

Net cash provided by investing activities	193.1	197.7

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	(180.9)	(10.9)
Withdrawals from trust instruments supported by funding obligations	(11.7)	(59.1)
Treasury stock reissued at cost	3.0	—

Net cash used in financing activities	(189.6)	(70.0)

Net change in cash and cash equivalents	(191.0)	(122.1)
Cash and cash equivalents, beginning of period	380.5	389.8

Cash and cash equivalents, end of period	$189.5	$267.7

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of Allmerica Financial Corporation (“AFC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q.

The interim consolidated financial statements of AFC include the accounts of The Hanover Insurance Company (“Hanover”) and Citizens Insurance Company of America (“Citizens”), AFC’s principal property and casualty companies; Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) and First Allmerica Financial Life Insurance Company (“FAFLIC”), AFC’s principal life insurance and annuity companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 10. All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached several consensuses regarding the application of guidance related to the evaluation of whether an investment is other than temporarily impaired in accordance with EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF No. 03-1”). This guidance is required to be applied in reporting periods beginning after June 15, 2004. The EITF had previously reached a consensus regarding certain disclosure requirements in EITF No. 03-1. EITF No. 03-1 describes certain quantitative and qualitative disclosures that are required for marketable equity securities covered by Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities, including the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses, by investment type, as well as the nature of the investment(s), cause of impairment, number of positions held, severity and duration of the impairment. The disclosures required by EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. In addition, the additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 132, (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106 (“Statement No. 132 - revised”). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. Statement No. 132 - revised requires additional disclosures related to plan assets, benefit obligations, contributions, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans, including information regarding the Company’s selection of certain assumptions, as well as expected benefit payments. This statement also requires disclosures in interim financial statements related to net periodic pension costs and contributions (see Note 7). Most provisions of this statement are effective for fiscal years ending after December 15, 2003. Disclosures regarding expected benefit payments are effective for fiscal years ending after June 15, 2004. The adoption of Statement No. 132 - revised did not have a material effect on the Company’s financial position or results of operations.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 is applicable to all insurance enterprises as defined by Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. This statement provides guidance regarding accounting and disclosures of separate account assets and liabilities and an insurance company’s interest in such separate accounts. It further provides for the accounting and disclosures related to contractholder transfers to separate accounts from a company’s general account and the determination of the balance that accrues to the benefit of the contractholder. In addition, SOP 03-1 provides guidance for determining any additional liabilities for guaranteed minimum death benefits (“GMDB”) or other insurance benefit features, potential benefits available only on annuitization and liabilities related to sales inducements, such as immediate bonus payments, persistency bonuses, and enhanced crediting rates or “bonus interest” rates, as well as the required disclosures related to these items. This statement is effective for fiscal years beginning after December 15, 2003. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions, including, among other items, estimates of future market returns and expected contract persistency. Upon adoption of this statement in the first quarter of 2004, the Company recorded a $57.2 million charge, net of taxes. This charge was reported as a cumulative effect of a change in accounting principle in the Consolidated Statements of Income.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, which was subsequently revised by the December 2003 issuance of Interpretation No. 46, (collectively referred to as “FIN 46” or the “Interpretation”). FIN 46 provides guidance regarding the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, specifically as it relates to the identification of entities for which control is achieved through a means other than voting rights (“variable interest entities”) and the determination of which party is responsible for consolidating the variable interest entities (the “primary beneficiary”). In addition to mandating that the primary beneficiary consolidate the variable interest entity, FIN 46 also requires disclosures by companies that hold a significant variable interest, even if they are not the primary beneficiary. Certain financial statement disclosures were applicable immediately for those entities for which it was reasonably possible that the enterprise would, upon adoption of FIN 46, consolidate or be required to disclose information about any variable interest entities. Additionally, an enterprise with an interest in an entity to which FIN 46 had not been applied as of December 24, 2003, is required to apply this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. Application of FIN 46 for special purpose entities was required no later than as of the end of the first reporting period that ends after December 15, 2003. The Company performed a review of potential variable interest entities and concluded that AFC was not the primary beneficiary of any material variable interest entities; and, therefore would not be required to consolidate those entities as a result of implementing FIN 46. However, the Company does hold a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund - 1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company’s investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company’s maximum exposure to loss on this investment is limited to its carrying value, which is $8.7 million at March 31, 2004. In addition, the Company has $300 million of mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company. Prior to July 1, 2003, these securities were classified as a separate line item in the mezzanine level of the balance sheet. Upon adoption of Statement No. 150, these securities were reclassified to debt. These securities were issued by a trust that was established for the sole purpose of issuing the securities to investors and are fully guaranteed by the Company. In the first quarter of 2004, the Company adopted the provisions of FIN 46, which require that the Company deconsolidate the trust for financial reporting purposes. The net effect of deconsolidating the trust was to increase the Company’s consolidated assets and liabilities by $9.3 million.

3.	Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and Separate Accounts

Effective January 1, 2004, the Company adopted SOP 03-1 (see Note 2 – New Accounting Pronouncements). Upon adoption, the Company recorded a cumulative effect of change in accounting principle of $57.2 million, after-tax.

The following illustrates the components of that charge (in millions):

Increase in guaranteed minimum death benefit liability	$80.6
Establishment of guaranteed minimum income benefit liability	4.1
Change in deferred acquisition costs	3.3

88.0
Provision for federal income taxes	(30.8)

Cumulative effect of change in accounting principle	$57.2

Guaranteed Minimum Death Benefits

The Company issued variable annuity contracts with a GMDB feature. The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. If the GMDB is higher than the current account value at the time of death, we incur a cost equal to the difference.

The following summarizes the liability for GMDB contracts reflected in the general account (unaudited):

(in millions)
Balance at December 31, 2003	$26.2
Adoption of SOP 03-1	80.6

Balance at January 1, 2004	106.8
Provision for GMDB:
GMDB expense incurred	12.6
Market volatility(1)	(5.7)

6.9
Claims, net of reinsurance:
Claims from policyholders	(19.6)
Claims ceded to reinsurers	18.8

(0.8)
GMDB reinsurance premium	(15.7)

Balance at March 31, 2004	$97.2

    (1)    Market volatility reflects the difference between actual and expected investment performance.

The following information relates to the reserving methodology and assumptions for GMDB, which the Company has begun utilizing in response to SOP 03-1. These assumptions are consistent with those utilized in the Company’s calculation of its deferred acquisition cost (“DAC”) asset.

•	The projection model used 1,000 stochastically generated market return scenarios.

•	The mean investment performance assumptions, prior to the consideration of mortality and expense fees, vary from 5-10% depending on the underlying fund type.

•	The volatility assumption was 17% for equity funds; 4% for bond funds; and 1% for money market funds.

•	The mortality assumption was 75% of the 1994 GMDB table.

•	The lapse rate assumption varies from 1-35% depending on contract type and policy duration.

•	The discount rate was 6.6%.

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death as of March 31, 2004 and December 31, 2003. The net amount at risk is the death benefit coverage in force or the amount that the Company would have to pay if all contractholders had died as of the specified date, and represents the excess of the guaranteed benefit over the fair value of the underlying investments.

(in millions, except for contractholder information)	(Unaudited) March 31, 2004		(Unaudited) December 31, 2003
Net deposits paid Account value Net amount at risk Average attained age of contractholders	$ $	1,304 77 65	$ $	1,349 85 65
Ratchet (highest historical account value at specified anniversary dates) Account value Net amount at risk Average attained age of contractholders	$ $	2,313 279 63	$ $	2,451 319 63
Roll-up (net deposits accumulated at a specified rate) Account value Net amount at risk Average attained age of contractholders	$ $	107 21 75	$ $	108 21 75
Higher of ratchet or roll-up Account value Net amount at risk Average attained age of contractholders	$ $	7,555 2,010 70	$ $	7,768 2,126 70
Total Account value Net amount at risk Average attained age of contractholders (weighted by account value)	$ $	11,279 2,387 68	$ $	11,676 2,551 68
Number of contractholders		210,702		219,467

Guaranteed Minimum Income Benefit

Additionally, the Company issued variable annuity contracts with a guaranteed minimum income benefit (“GMIB”) feature. The GMIB liability recorded at January 1, 2004 was $4.1 million. As of March 31, 2004, the balance increased to $4.4 million with no benefits being paid out. The GMIB liability is determined by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

Sales Inducements

The Company’s variable annuity product offerings included contracts that offered enhanced crediting rates or bonus payments. These enhanced rates are considered sales inducements under SOP 03-1. As such, the balance of sales inducement assets were required to be reclassified from DAC to other assets upon adoption of SOP 03-1, and amortization of these sales inducements over the life of the contract is required to be reflected as a policy benefit. Amortization of these contracts are required to be computed using the same methodology and assumptions used in amortizing DAC.

The balance of deferred sales inducements reclassified from DAC to other assets was $89.7 million on January 1, 2004. The balance of deferred sales inducements at March 31, 2004 was $82.5 million.

Separate Accounts with Credited Interest Guarantees

The Company issued variable annuity and life contracts through its separate accounts for which net investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issued variable annuity and life contracts through separate accounts where the Company contractually guarantees to the contractholder the total deposits made to the contract less any partial withdrawals plus a minimum return.

Prior to the adoption of SOP 03-1, the Company had recorded certain market value adjusted (“MVA”) fixed annuity products as separate account assets and separate account liabilities in the Consolidated Balance Sheets. Changes in the fair value of MVA assets were reflected in other comprehensive income in the Consolidated Balance Sheets. In addition, the Company reflected policy fees, interest spreads, realized gains and losses on investments and changes in the liability for minimum guarantees in net income. Notwithstanding the market value adjustment feature of this product, all of the investment performance of the separate account assets related to this product does not accrue to the contractholder, and it therefore, does not meet the conditions for separate account reporting under SOP 03-1.

Upon adoption of SOP 03-1, assets related to the MVA product, primarily fixed maturities, which are carried at fair value, were reclassified to the general account as available-for-sale securities. Reserves related to contract account values included in separate account liabilities were also reclassified to the Company’s general account. Changes in the fair value of these assets continue to be reflected in other comprehensive income in the Consolidated Balance Sheets. Additionally, amounts assessed against the contractholders for mortality, administrative, and other services continue to be included in universal life and investment product policy fees and changes in liabilities for minimum guarantees continue to be included in policy benefits, claims, losses and loss adjustment expenses in the Consolidated Statements of Income. Components of the interest spreads related to this product continue to be recorded in net investment income and policy benefits, claims losses and loss adjustment expenses in the Consolidated Statements of Income. Realized investment gains and losses are recognized as incurred, consistent with prior year.

At March 31, 2004, the Company had the following variable annuities with guaranteed minimum returns (unaudited):

Account value (in millions)	$107.1
Range of guaranteed minimum return rates	3.0-6.5%

Account balances of these contracts with guaranteed minimum returns were invested in variable separate accounts as follows:

(in millions)	(Unaudited) March 31, 2004
Asset Type
Fixed maturities	$124.1
Cash and cash equivalents	2.1

Total	$126.2

4. Discontinued Operations

During 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters (“AGU”) business and its accident and health assumed reinsurance pool business (“reinsurance pool business”). During 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $18.3 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of $27.6 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $86.2 million at March 31, 2004 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At March 31, 2004 and December 31, 2003, the discontinued segment had assets of approximately $280.1 million and $284.5 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $349.7 million and $350.5 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $3.4 million and $4.6 million for the quarters ended March 31, 2004 and 2003, respectively.

5. Significant Transactions

In the first quarters of 2004 and 2003, the Company retired $76.6 million and $52.7 million, respectively, of long-term funding agreement obligations. These retirements resulted in a pre-tax loss of $3.2 million in 2004 and a pre-tax gain of $4.7 million in 2003. These results are reported as losses (gains) from retirement of funding agreements and trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $6.7 million in 2003, was recorded as net realized investment gains in the Consolidated Statements of Income. The net foreign currency transaction gain on the retired foreign-denominated funding agreements of $3.6 million was recorded as other income in the Consolidated Statements of Income.

In the fourth quarter of 2003, the Company ceased operations of its Life Companies segment retail broker/dealer operations (see Note 10 for a description of the Company’s operating segments). These operations had distributed third-party investment and insurance products through VeraVest Investments, Inc. Results in the third quarter of 2003 include a pre-tax charge of $11.5 million for asset impairments in connection with this action. The Company also recognized a pre-tax restructuring charge of $21.9 million in the fourth quarter of 2003, in accordance with Statement No. 146. Approximately $12.1 million of this charge relates to severance and other employee related costs associated with the elimination of 532 positions, and $9.8 million relates to contract termination fees and other costs. During the first quarter of 2004, 14 additional positions were eliminated. The Company recognized an additional $2.1 million pre-tax charge during the first quarter of 2004, of which $1.9 million related to severance and other employee related costs. Of the 546 positions eliminated, 497 employees have been terminated and 28 employees have been transferred to other positions within the Company as of March 31, 2004. All levels of employees within the broker/dealer operations, from staff to senior management, were affected by the decision. As of March 31, 2004, the Company has made payments of approximately $13.0 million related to this restructuring plan, of which $8.4 million relates to severance and other employee related costs and $4.6 million relates to contract termination fees and other costs. The Company currently anticipates an additional $1 million to $3 million of expenses will be recognized during the remainder of 2004 related to this restructuring.

In 2002, the Company recognized a pre-tax charge of $15.0 million related to the restructuring of its Life Companies segment, which has been accounted for under the guidance of EITF No. 94-3. Approximately $11.7 million of this charge relates to severance and other employee and agent related costs resulting from the elimination of 476 positions, of which 63 were vacant positions. The remaining employees have either been terminated or transferred to other positions within the Company as of March 31, 2004. All levels of employees, from staff to senior management, were affected by the restructuring. Additionally, the Company terminated all life insurance and annuity agent contracts effective December 31, 2002. In addition, approximately $3.3 million of this charge relates to other restructuring costs, consisting of lease and contract cancellations and the present value of idle leased space. As of March 31, 2004, the Company has made payments of approximately $14.2 million related to this restructuring plan, of which approximately $11.6 million relates to severance and other employee related costs. During 2003, the Company eliminated an additional 151 positions related to this restructuring and as of March 31, 2004, 145 of these employees have been terminated and 4 employees have been transferred to other positions within the Company. The Company recorded a pre-tax charge of $7.0 million during 2003, in accordance with Statement No. 146, consisting of $6.7 million of employee related costs and $0.3 million related to contract cancellations. Of the $7.0 million charge in 2003, $3.6 million was recorded in the first quarter. During the quarter ended March 31, 2004, the Company recorded an additional $0.5 million of employee related costs. As of March 31, 2004, the Company has made payments of approximately $5.1 million related to this restructuring plan, of which approximately $4.8 million relates to severance and other employee related costs. The plan is substantially complete.

6. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2004 and 2003, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The current year effective tax rate reflects a $30.1 million benefit resulting from the settlement of disputed items in the company’s federal tax returns filed for 1979 to 1991. The largest of the disputed items relates to deductions taken for increased death benefits pertaining to certain life insurance contracts. The settlement entitles the Company to receive a refund of amounts paid for these years, as well as various tax credits that can be applied to offset federal tax liabilities in other years.

7. Pension and Other Postretirement Benefit Plans

The Company provides retirement benefits to substantially all of its employees under a non-contributory defined benefit pension plan based on a cash balance formula. In addition, certain transition group employees who have met specified age and service requirements as of December 31, 1994, are eligible for a grandfathered benefit based on service and compensation. Additional unfunded pension plans and postretirement plans provide certain benefits to a portion of full-time employees, former agents, retirees and their dependents.

The components of net periodic pension cost for pension and other postretirement benefit plans are as follows:

	Quarter Ended March 31,
	2004	2003	2004	2003
(In millions)	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$2.5	$3.0	$0.3	$0.4
Interest cost	7.8	7.6	1.1	1.2
Expected return on plan assets	(6.8)	(5.6)	—	—
Recognized net actuarial loss	5.4	7.2	0.1	—
Amortization of transition asset	(0.5)	(0.5)	—	—
Amortization of prior service cost	(0.7)	(0.8)	(0.7)	(0.5)

Net periodic benefit cost	$7.7	$10.9	$0.8	$1.1

8. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) March 31, 2004	December 31, 2003
ASSETS
Fixed maturities-at fair value (amortized cost of $497.1 and $496.2)	$535.9	$523.4
Mortgage loans	40.4	40.7
Policy loans	150.6	156.1
Cash and cash equivalents	2.1	9.4
Accrued investment income	12.3	12.3
Deferred policy acquisition costs	5.7	6.1
Deferred federal income taxes	9.5	7.6
Other assets	4.6	4.9

Total assets	$761.1	$760.5

LIABILITIES
Policy liabilities and accruals	$746.2	$749.9
Policyholder dividends	66.0	62.8
Other liabilities	2.3	2.6

Total liabilities	$814.5	$815.3

Excess of Closed Block liabilities over assets designated to the Closed Block	$53.4	$54.8
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax benefit of $7.4 million and $5.5 million	(13.8)	(10.2)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$39.6	$44.6

	(Unaudited) Three Months Ended March 31,
(In millions)	2004	2003
REVENUES
Premiums	$20.0	$20.9
Net investment income	10.9	12.0
Net realized investment gains	0.1	5.0

Total revenues	31.0	37.9

BENEFITS AND EXPENSES
Policy benefits	25.9	33.8
Policy acquisition expenses (benefit)	0.4	(0.3)
Other operating (benefits) expenses	(0.2)	0.4

Total benefits and expenses	26.1	33.9

Contribution from the Closed Block	$4.9	$4.0

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

9. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:

	(Unaudited) Three Months Ended March 31,
(In millions)	2004	2003
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of income tax expense of $31.1 million and $76.8 million	$57.9	$(60.2)
Less: reclassification adjustment for gains (losses) included in net income (net of income tax expense of $5.5 million and $77.8 million in 2004 and 2003)	10.2	(58.3)

Total available-for-sale securities	47.7	(1.9)

Unrealized appreciation on derivative instruments:
Unrealized holding gains arising during period, net of income tax expense (benefit) of $7.9 million and ($25.9) million in 2004 and 2003	14.5	23.1
Less: reclassification adjustment for gains included in net income (net of income tax expense (benefit) of $6.0 million and ($26.2) million in 2004 and 2003)	11.1	22.4

Total derivative instruments	3.4	0.7

Other comprehensive income (loss)	$51.1	$(1.2)

10. Segment Information

The Company offers financial products and services in two major areas: Property and Casualty and Life Operations. Within these broad areas, the Company conducts business principally in four operating segments. These segments are Personal Lines, Commercial Lines, Other Property and Casualty, and Life Companies. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision makers in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

The Property and Casualty group manages its operations principally through three segments based upon product and identified as Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines include such property and casualty coverages as personal automobile, homeowners and other personal policies, while Commercial Lines include such property and casualty coverages as workers’ compensation, commercial automobile, commercial multiple peril and other commercial policies. In addition, the Other Property and Casualty segment consists of voluntary pools which the Company has not actively participated in since 1995, AMGRO, Inc. (“Amgro”), the Company’s premium financing business, and Opus Investment Management Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations. Prior to 2004, the operating results of Amgro and Opus were included in its former Asset Management segment. In addition, during 2004 the Company allocated corporate overhead costs that were previously reported in its former Corporate segment to the four operating segments, including the three segments in the Property and Casualty group. All prior periods presented have been restated to reflect the current organization.

The Life Companies segment consists of the former Allmerica Financial Services segment (“AFS”), the Company’s guaranteed investments contracts (“GIC”) business (formerly part of the Asset Management segment) and the Company’s discontinued group life and health business (the former CRMS segment). Our Life Companies segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, GICs, as well as certain group retirement products. During 2003, the Company managed this existing life insurance business and also operated an independent broker/dealer business, which distributed third party investment and insurance products. In the fourth quarter of 2003, the Company announced the cessation of the retail business of its independent broker/dealer. The assets and liabilities of the Company’s discontinued group life and health business were previously reported in the Company’s Property and Casualty segment. Also, a portion of corporate overhead costs previously included in the Corporate segment were allocated to the Life Companies segment. All prior periods have been restated to reflect the current organization.

The Company reports interest expense related to its corporate debt separately from the earnings of its operating segments. Corporate debt consists of the Company’s junior subordinated debentures and its senior debentures.

Management evaluates the results of the aforementioned segments based on a pre-tax basis. Segment income excludes certain items, which are included in net income, such as federal income taxes and net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income enhances understanding of the Company’s results of operations by highlighting net income attributable to the normal operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:

	(Unaudited) Three Months Ended March 31,
(In millions)	2004	2003
Segment revenues:
Property and Casualty:
Personal Lines	$407.7	$400.3
Commercial Lines	202.8	208.7
Other Property and Casualty	6.8	6.8

Total Property and Casualty	617.3	615.8
Life Companies	168.0	223.8
Corporate Debt	0.2	—
Intersegment revenues	(2.8)	(3.0)

Total segment revenues	782.7	836.6
Adjustments to segment revenues:
Net realized investment gains	15.7	13.2
Other income (expenses)	0.9	(0.2)

Total revenues	$799.3	$849.6

Segment income before federal income taxes and cumulative effect of change in accounting principle:
Property and Casualty:
Personal Lines:
Statutory underwriting loss	$(10.3)	$(29.2)
Net investment income	23.5	22.5
Fee income	—	—
Other	(2.4)	4.0

Personal Lines segment income (loss)	10.8	(2.7)
Commercial Lines:
Statutory underwriting profit	1.8	17.6
Net investment income	23.7	22.8
Fee income	—	—
Other	1.0	(1.0)

Commercial Lines segment income	26.5	39.4
Other Property and Casualty:
Statutory underwriting loss	(1.1)	(1.0)
Net investment income	0.5	0.5
Fee income	6.3	6.3
Other	(4.4)	(4.3)

Other Property and Casualty segment income	1.3	1.5

Total Property and Casualty	38.6	38.2
Life Companies	9.8	(2.4)
Corporate Debt	(10.0)	(10.0)

Segment income before federal income taxes	38.4	25.8
Adjustments to segment income:
Net realized investment gains, net of amortization	14.0	8.2
Gains on derivative instruments	—	1.5
(Losses) gains from retirement of funding agreements and trust instruments supported by funding obligations	(3.2)	4.7
Restructuring costs	(3.3)	(3.3)
Income from sale of universal life insurance business	—	5.5

Income before federal income taxes and cumulative effect of change in accounting principle	$45.9	$42.4

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) March 31, 2004	December 31, 2003	(Unaudited) March 31, 2004	December 31, 2003
Property and Casualty (1)	$8,953.6	$8,827.3	$216.6	$220.9
Life Companies (2)	18,254.7	19,057.7	750.0	894.6
Intersegment eliminations	(2,827.9)	(2,772.5)	—	—

Total	$24,380.4	$25,112.5	$966.6	$1,115.5

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued operations of $280.1 million and $284.5 million at March 31, 2004 and December 31, 2003, respectively.

11. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	(Unaudited) Quarter Ended March 31,
(In millions, except per share data)	2004	2003
Basic shares used in the calculation of earnings per share	53.1	52.9
Dilutive effect of securities:
Employee stock options	0.5	—
Non-vested stock grants	0.1	0.1

Diluted shares used in the calculation of earnings per share	53.7	53.0

Per share effect of dilutive securities on income before cumulative effect of change in accounting principle	$(0.02)	$—

Per share effect of dilutive securities on net income	$—	$—

12. Stock-Based Compensation Plans

The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB Opinion No. 25”), in accounting for its stock-based compensation plans. Therefore, compensation cost is not generally required to be recognized in the financial statements for the Company’s stock options issued to employees. However, costs associated with the issuance of stock options to certain agents who did not qualify as employees were recognized in 2003.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), to stock-based compensation.

	(Unaudited) Quarter Ended March 31,
(In millions, except per share data)	2004	2003
Net income, as reported	$12.1	$37.1
Stock-based compensation expense included in reported net income, net of taxes	0.2	1.5
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(2.0)	(4.1)

Net income, after effect of Statement No. 123	$10.3	$34.5

Earnings per share:

Basic - as reported	$0.23	$0.70

Basic - after effect of Statement No. 123	$0.19	$0.65

Diluted - as reported	$0.23	$0.70

Diluted - after effect of Statement No. 123	$0.19	$0.65

13. Commitments and Contingencies

Litigation

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

Litigation

On July 24, 2002, an action captioned American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums of $2.5 million each. Plaintiffs, who AFLIAC identified as engaging in frequent transfers of significant sums between sub-accounts that in its opinion constituted “market timing”, were subject to restrictions upon such trading that AFLIAC imposed in 2002. Plaintiffs allege that such restrictions constitute a breach of the terms of the annuity contracts and seek unspecified damages, including lost profits and prejudgment interest. In December 2003, the court granted partial summary judgment to the plaintiffs, holding that at least certain restrictions imposed on their trading activities violated the terms of the annuity contracts. The court ordered limited discovery regarding the plaintiffs’ attempts to trade following dissemination of the trading restrictions. The Company filed a motion for reconsideration and clarification of the court’s partial summary judgment opinion, which was denied on April 8, 2004. Other than the limited discovery ordered by the court, no discovery in the case has ensued to date, and it is too early in the proceedings for the Company to assess the amount of potential damages if AFLIAC should ultimately be unsuccessful in defending this lawsuit. The outcome is not expected to be material to the Company’s financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the interim consolidated results of operations and financial condition of Allmerica Financial Corporation and subsidiaries (“AFC”) should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Introduction

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies. Our results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) and First Allmerica Financial Life Insurance Company (“FAFLIC”), our principal life insurance and annuity companies; and other insurance and non-insurance subsidiaries.

Executive Overview

In the first quarter, we continued to execute our strategies for improving the profitability of our personal lines business and for retaining our profitability in, and growing, our commercial lines business. During the quarter, our A.M. Best ratings were restored to the A- level for our property and casualty companies, which we believe is important for achieving profitable commercial lines growth in the future. In addition, we completed the process of exiting our broker/dealer operations and have focused on managing and reducing our expenses across all of our life insurance operations. We also continue to monitor and improve our statutory capital levels in both our life and property and casualty insurance businesses.

During the quarter, our segment earnings in the property and casualty business improved slightly compared to the prior year, as we benefited from net premium rate increases across our principal product lines and lower loss frequency in personal lines. This was largely offset by less favorable reserve development in our commercial lines business and a return to a more normal level of catastrophe losses in 2004. Segment earnings in our life insurance business were favorably impacted by lower operating expenses and the relative improvement in the equity market.

Description of Operating Segments

We offer financial products and services in two major areas: Property and Casualty and Life Companies. Within these broad areas, we conduct business principally in four operating segments. These segments are Personal Lines, Commercial Lines, Other Property and Casualty, and Life Companies. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance. A summary of our reportable segments and changes in our reportable segments from December 31, 2003 is included below.

The Property and Casualty group manages its operations principally through three segments based upon product and identified as Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes such property and casualty coverages as personal automobile, homeowners and other personal policies, while Commercial Lines includes such property and casualty coverages as workers’ compensation, commercial automobile, commercial multiple peril and other commercial policies. In addition, the Other Property and Casualty segment consists of voluntary pools business which we have not actively participated in since 1995, Amgro, Inc. (“Amgro”), our premium financing business, and Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations. Prior to 2004, the operating results of Amgro and Opus were included in our former Asset Management segment. In addition, during 2004, we allocated corporate overhead costs that were previously reported in our former Corporate segment to the four operating segments, including the three segments in the Property and Casualty group. All prior periods presented have been restated to reflect the current organization.

The Life Companies segment consists of the former Allmerica Financial Services segment (“AFS”), our guaranteed investment contract (“GIC”) business (formerly a part of the Asset Management segment), and our discontinued group life and health business (the former Corporate Risk Management Services segment). Our Life Companies segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, GICs, and certain group retirement products. During 2003, we managed this existing life insurance business and operated an independent broker/dealer business, which distributed third party investment and insurance products. In the fourth quarter of 2003, we announced the cessation of the retail services of our independent broker/dealer. Also, a portion of corporate overhead costs previously included in our Corporate segment are allocated to the Life Companies segment. All prior periods presented have been restated to reflect the current organization.

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our junior subordinated debentures and our senior debentures.

Results of Operations

Our consolidated net income includes the results of our four operating segments and our corporate debt, which we evaluate on a pre-tax basis. In addition, segment income is adjusted for certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by highlighting net income attributable to the normal operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

Our consolidated net income for the first quarter of 2004 was $12.1 million, compared to $37.1 million for the same period in 2003. The decrease of $25.0 million, or 67.4%, resulted primarily from an after tax charge of $57.2 million related to the implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). Also contributing to the decrease in net income was a $5.1 million change in (losses) gains from retirement of funding agreements and trust instruments supported by funding obligations to a net loss of $2.1 million from a gain of $3.0 million. Partially offsetting these decreases were a $30.1 million favorable federal income tax settlement and a $12.6 million increase in segment income.

The following table reflects segment income and a reconciliation of total segment income to consolidated net income.

	Three Months Ended March 31,
(In millions)	2004	2003
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$10.8	$(2.7)
Commercial Lines	26.5	39.4
Other Property & Casualty	1.3	1.5

Total Property and Casualty	38.6	38.2
Life Companies	9.8	(2.4)
Corporate Debt	(10.0)	(10.0)

Total segment income before federal income taxes	38.4	25.8

Federal income tax expense on segment income	(5.2)	(2.1)
Federal income tax settlement	30.1	—
Net realized investment gains, net of taxes and amortization	10.2	8.0
(Losses) gains from retirement of funding agreements and trust instruments supported by funding obligations, net of taxes	(2.1)	3.0
Restructuring costs, net of taxes	(2.1)	(2.2)
Gains on derivative instruments, net of taxes	—	1.0
Income from sale of universal life insurance business, net of taxes	—	3.6

Income before cumulative effect of change in accounting principle	69.3	37.1
Cumulative effect of change in accounting principle, net of taxes	(57.2)	—

Net income	$12.1	$37.1

Segment Income

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Our segment income before federal income taxes increased $12.6 million, or 48.8%, to $38.4 million in the first quarter of 2004. This increase was primarily attributable to a $12.2 million increase in Life Companies segment income. The increase in Life Companies segment income is primarily due to the cessation of the retail operations of our broker/dealer and ongoing expense management efforts. First quarter results were also favorably impacted by the relative improvement in the equity market. Segment income related to the Property and Casualty group increased $0.4 million, to $38.6 million, in the first quarter of 2004. The increase is primarily due to net premium rate increases of an estimated $25 million in all principal product lines. In addition, an approximate $23 million decrease in current year non-catastrophe claims activity, primarily in personal lines, also contributed to the increase. These favorable items were partially offset by increases in underwriting expenses of approximately $11 million and catastrophe losses of $9.9 million, as well as a decrease of $12.6 million in favorable development on prior years’ loss and loss adjustment expenses (“LAE”) reserves. Additionally, a 4.8% decrease in policies in force resulted in declines in premiums and losses, as well as segment income.

The effective tax rate for total segment income was 13.5% for the first quarter of 2004, compared to 8.1% for the first quarter of 2003. The increase in the tax rate is primarily due to lower tax-exempt investment income in 2004.

Other Items

In the first quarter of 2004, we recorded income of $30.1 million relating to a federal income tax settlement for prior years (see Income Taxes).

Net realized gains on investments, after taxes, were $10.2 million in the first quarter of 2004, primarily due to gains recognized from the sale of fixed maturities. During the first quarter of 2003, net realized gains on investments, after taxes, were $8.0 million, primarily due to gains recognized from the sale of fixed maturities, partially offset by impairments of fixed maturities.

In the first quarter of 2004, we retired $76.6 million of long-term funding agreement obligations, resulting in a loss of $2.1 million, net of taxes, while in the first quarter of 2003, we retired $52.7 million of long-term funding agreement obligations, resulting in a gain of $3.0 million, net of taxes.

In the fourth quarter of 2003, we announced the cessation of our retail operations related to our broker/dealer in our Life Companies segment. During 2002, we began restructuring efforts in our Life Companies segment after deciding to cease new sales of our proprietary life insurance and annuity products. We recognized $2.1 million and $2.2 million of restructuring costs, net of taxes, in the first quarters of 2004 and 2003, respectively, primarily due to position eliminations related to these actions.

During the first quarter of 2003, we recognized incremental income of $3.6 million, net of taxes, from the settlement of post-closing items related to the sale, in December 2002, of our universal life business, through a 100% coinsurance agreement.

During the first quarter of 2004, we adopted SOP 03-1, which resulted in a charge of $57.2 million, net of taxes. The charge results from new requirements for recognizing guaranteed minimum death benefit and guaranteed minimum income reserves based on various assumptions, including estimates of future market returns and expected contract persistency.

Net income includes the following items (net of taxes) by segment:

	Quarter Ended March 31, 2004
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Federal income tax settlement	$—	$—	$—	$30.1	$30.1
Net realized investment gains (1)	1.9	(2.0)	(2.2)	4.1	10.2
Loss from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	(2.1)	(2.1)
Restructuring costs	—	—	—	(2.1)	(2.1)
Cumulative effect of change in accounting principle	—	—	—	(57.2)	(57.2)

	Quarter Ended March 31, 2003
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (1)	$4.1	$4.1	$(3.0)	$2.8	$8.0
Income from sale of universal life business	—	—	—	3.6	3.6
Gain from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	3.0	3.0
Gains on derivative instruments	—	—	—	1.0	1.0
Restructuring costs	—	0.2	—	(2.4)	(2.2)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes corporate eliminations.

Segment Results

The following is a discussion and analysis of our results of operations by business segment. The segment results are presented before taxes and minority interest and other items which we believe are not indicative of overall operating trends, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Three Months Ended March 31,
(In millions)	2004	2003
Segment revenues
Net premiums written	$561.3	$550.5

Net premiums earned	$556.3	$554.2
Net investment income	47.7	45.8
Other income	13.3	15.8

Total segment revenues	617.3	615.8
Losses and operating expenses
Losses and loss adjustment expenses (1)	394.0	405.2
Policy acquisition expenses	117.1	111.8
Other operating expenses	67.6	60.6

Total losses and operating expenses	578.7	577.6

Segment income	$38.6	$38.2

(1)	Includes policyholders’ dividends of $0.2 million and $0.4 million for the quarters ended March 31, 2004 and 2003, respectively.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Property and Casualty segment income increased $0.4 million, to $38.6 million, in the first quarter of 2004. The increase in segment income is primarily attributable to an estimated $25 million of net premium rate increases across all principal product lines. Net premium rate increases reflect base rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of the estimated impact of loss inflation and policy acquisition costs. Segment income also benefited from a decrease of an approximate $23 million in current year non-catastrophe claims activity, primarily in personal lines. These favorable items were partially offset by an increase in underwriting expenses of approximately $11 million resulting primarily from higher commissions, as well as an increase in catastrophe losses of $9.9 million, to $21.1 million in the first quarter of 2004 from $11.2 million in the first quarter of 2003. Also, segment income was negatively impacted by a $12.6 million decrease in favorable development on prior years’ loss and loss adjustment expenses reserves, to $19.1 million in the first quarter of 2004, from $31.7 million in the same period of 2003. In addition, a 4.8% decrease of policies in force since March 31, 2003 contributed to declines in premiums and losses, resulting in a decrease in segment income.

Underwriting Results

We report underwriting results using statutory accounting principles, which are prescribed by state insurance regulators. The primary difference between statutory accounting principles and generally accepted accounting principles (“GAAP”) is the deferral of certain underwriting costs under GAAP that are amortized over the life of the policy. Under statutory accounting principles, these costs are recognized when incurred or paid. We review the operations of this business based upon statutory underwriting results. We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group. We allocate net investment income to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.

The following table summarizes statutory net premiums written and statutory loss and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Three Months Ended March 31,
	2004		2003
(In millions, except ratios)	Statutory Net Premiums Written	Statutory Loss Ratio (1)	Statutory Net Premiums Written	Statutory Loss Ratio (1)
Personal Lines:
Personal automobile	$276.7	69.5	$285.8	76.6
Homeowners	80.5	47.9	73.2	57.0
Other personal	8.8	70.1	8.4	31.2

Total Personal Lines	366.0	63.9	367.4	70.6

Commercial Lines:
Workers’ compensation	36.9	67.9	37.9	68.1
Commercial automobile	48.8	47.9	44.0	50.3
Commercial multiple peril	85.6	41.7	79.4	44.5
Other commercial	24.3	31.2	21.5	10.3

Total Commercial Lines	195.6	46.5	182.8	46.0

Total	$561.6	58.5	$550.2	62.7

Statutory combined ratio (2):
Personal lines	103.7		108.2
Commercial lines	95.1		89.9
Other Property and Casualty	N/M		N/M
Total	101.4		102.5

(1)	Statutory loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned.
(2)	Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio.

The following table summarizes statutory underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Three Months Ended March 31, 2004				Three Months Ended March 31, 2003
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
Statutory underwriting profit (loss), excluding prior year reserve development and catastrophes	$0.8	$(7.3)	$(1.1)	$(7.6)	$(23.9)	$(8.2)	$(1.0)	$33.1
Prior year reserve development favorable (unfavorable)	3.5	15.6	—	19.1	(0.5)	32.2	—	31.7
Pretax catastrophe losses	(14.6)	(6.5)	—	(21.1)	(4.8)	(6.4)	—	(11.2)

Statutory underwriting (loss) profit	(10.3)	1.8	(1.1)	(9.6)	(29.2)	17.6	(1.0)	(12.6)
Net investment income	23.5	23.7	0.5	47.7	22.5	22.8	0.5	45.8
Fee income	—	—	6.3	6.3	—	—	6.3	6.3
Other	(2.4)	1.0	(4.4)	(5.8)	4.0	(1.0)	(4.3)	(1.3)

Segment income (loss)	$10.8	$26.5	$1.3	$38.6	$(2.7)	$39.4	$1.5	$38.2

Personal Lines

Personal lines’ statutory net premiums written decreased $1.4 million, or 0.4%, to $366.0 million for the first quarter of 2004. This is primarily the result of a decrease of $9.1 million, or 3.2% in the personal automobile line, partially offset by an increase of $7.3 million, or 10.0%, in the homeowners line. The decrease in the personal automobile line resulted primarily from a 5.8% decrease in policies in force, principally in Massachusetts and New Jersey since March 31, 2003, partially offset by rate increases in substantially all states. The increase in the homeowners line is primarily the result of an 11.0% rate increase in Michigan, partially offset by a slight decrease in overall policies in force.

Personal lines’ statutory underwriting results improved $18.9 million to an underwriting loss of $10.3 million for the first quarter of 2004. This improvement is primarily attributable to an approximate $17 million decrease in loss activity resulting from decreased frequency of non-catastrophe weather-related claims in both the personal automobile and homeowners lines, as well as an estimated $16 million of net rate increases. Also, an increase in favorable development of prior accident years’ claims of $4.0 million benefited our segment income. These favorable items were partially offset by an increase in catastrophe losses of $9.8 million, to $14.6 million for the first quarter of 2004, compared to $4.8 million for the same period in 2003. In the first quarter of 2003, underwriting results included a benefit of $5.1 million related to favorable loss activity in one involuntary pool. This benefit did not recur in 2004. Underwriting results also declined in 2004 due to approximately $5 million of increased underwriting expenses. In addition, a 4.3% decrease of policies in force since March 31, 2003 contributed to declines in premiums and losses, resulting in a decrease in underwriting results.

Commercial Lines

Commercial lines’ statutory net premiums written increased $12.8 million, or 7.0%, to $195.6 million for the first quarter of 2004. This is primarily the result of an increase of $6.2 million, or 7.8%, in the commercial multiple peril line and an increase of $4.8 million, or 10.9% in the commercial automobile line. These increases were primarily due to rate increases in all commercial lines since March 31, 2003. Partially offsetting these rate increases were decreases in policies in force of 5.5%, 1.9%, 1.9% and 18.8% in the commercial automobile, workers’ compensation, commercial multiple peril lines, and other commercial lines, respectively, since March 31, 2003.

Commercial lines’ statutory underwriting results decreased $15.8 million to an underwriting profit of $1.8 million in the first quarter of 2004. Favorable development on prior years’ reserves decreased $16.6 million to $15.6 million of favorable development for the first quarter of 2004, from $32.2 million for the same period in 2003. Underwriting results were also negatively impacted by approximately $6 million of increased underwriting expenses. In addition, a 9.0% decrease of policies in force since March 31, 2003 contributed to declines in premiums and losses, resulting in a decrease in underwriting results. Partially offsetting these unfavorable items is an estimated $9 million of net rate increases during the first quarter of 2004, as well as an approximate $6 million decrease in current year claims frequency in all principal commercial lines.

Other Property and Casualty

Statutory underwriting results of the Other Property and Casualty segment decreased $0.1 million to an underwriting loss of $1.1 million in the first quarter of 2004 from an underwriting loss of $1.0 million in the same period of 2003. The underwriting losses in both periods primarily relate to the voluntary pool business, in which we have not actively participated since 1995.

The remaining portion of business, which is not reflected in underwriting results, remained consistent with the same period in the prior year.

Investment Results

Net investment income increased $1.9 million or 4.1% to $47.7 million for the three months ended March 31, 2004. The increase in net investment income reflects an increase in average invested assets primarily due to improved operating results, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.7% in 2004 compared to 6.2% in 2003 due to the lower prevailing fixed maturity investment rates and a shift to higher credit quality bonds. We expect our investment results will continue to be negatively affected by the lower prevailing fixed maturity investment rates.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Reserve for losses and LAE, beginning of period	$3,018.9	$2,961.7
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	412.8	436.0
Decrease in provision for insured events of prior years	(19.1)	(31.7)

Total incurred losses and LAE	393.7	404.3

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	138.9	140.7
Losses and LAE attributable to insured events of prior years	242.6	271.7

Total payments	381.5	412.4

Change in reinsurance recoverable on unpaid losses	5.5	10.7

Reserve for losses and LAE, end of period	$3,036.6	$2,964.3

As part of an ongoing process, we have re-estimated reserves for all prior accident years and the reserves were decreased by $19.1 million and $31.7 million for the quarters ended March 31, 2004 and 2003, respectively.

The table below summarizes the reserve for losses and LAE by line of business:

(In millions)	March 31, 2004	December 31, 2003
Personal Automobile	$1,193.8	$1,184.6
Homeowners and other	210.6	192.7

Total Personal	1,404.4	1,377.3

Worker’s Compensation	620.9	623.3
Commercial Automobile	268.4	277.2
Commercial Multiple Peril	546.4	549.5
Other Commercial	196.5	191.6

Total Commercial	1,632.2	1,641.6

Total reserve for losses and LAE	$3,036.6	$3,018.9

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

The table below summarizes the change in the provision for insured events of prior years by line of business.

	Three Months Ended March 31,
(In millions)	2004	2003
Increase (decrease) in loss provision for insured events of prior years:
Personal Automobile	$1.5	$2.4
Homeowners and other	(1.9)	0.8

Total Personal	(0.4)	3.2

Worker’s Compensation	(0.3)	(0.9)
Commercial Automobile	(5.5)	(4.1)
Commercial Multiple Peril	(6.5)	(10.6)
Other Commercial	1.8	(7.6)

Total Commercial	(10.5)	(23.2)

Decrease in loss provision for insured events of prior years	(10.9)	(20.0)
Decrease in LAE provision for insured events of prior years	(8.2)	(11.7)

Decrease in total loss and LAE provision for insured events of prior years	$(19.1)	$(31.7)

Estimated loss reserves for claims occurring in prior years developed favorably by $10.9 million and $20.0 million during the first quarter of 2004 and 2003, respectively. The favorable loss reserve development during the first quarter of 2004 is primarily the result of a decrease in commercial automobile and commercial multiple peril lines claim frequency in the 2003 accident year. Partially offsetting these items was the adverse development in the personal automobile line during first quarter of 2004, which is primarily the result of increased claim severity related to medical settlements. Since these settlements have risen beyond previous estimates, reserve increases have been recognized in the period information is available. The favorable loss reserve development during the first quarter of 2003 is primarily the result of a decrease in commercial lines claim frequency in the 2002 accident year. Partially offsetting this item was the adverse development in the personal automobile line in 2003, which is primarily the result of the aforementioned increased claim severity related to medical settlements in Michigan.

During the first quarter of 2004 and 2003, estimated LAE reserves for claims occurring in prior years developed favorably by $8.2 million and $11.7 million, respectively. The favorable development in both periods is primarily attributable to claims process improvement initiatives taken by us during the 1997 to 2001 calendar-year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology impacting future claim settlement assumptions. As these measures, which are complete, improved average settlement costs, the actuarial estimate of future settlement costs is reduced and favorable development is recorded. The decrease in favorable development for the three months ended March 31, 2004, compared to the same period in 2003, is primarily the result of the less favorable loss development in commercial lines.

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $26.0 million and $24.9 million at March 31, 2004 and December 31, 2003, respectively, net of reinsurance of $18.3 million and $15.0 million at March 31, 2004 and December 31, 2003, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the last three years. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. We estimate our ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, we are not aware of any litigation or pending claims that are expected to result in additional material liabilities in excess of recorded reserves. The asbestos and environmental liability reserves could be revised in the near term if the estimates used in determining the liability are revised.

In addition, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $45.6 million at March 31, 2004 and December 31, 2003. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. We participated in Excess and Casualty Reinsurance Association (“ECRA”) from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of $2.4 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that these reserves will be sufficient.

Life Companies

The following table summarizes the results of operations for the Life Companies segment for the three months ended March 31, 2004 and March 31, 2003. In the fourth quarter of 2003, we discontinued the retail sales operations of our broker/dealer, VeraVest Investments, Inc. (“VeraVest”), which sold non-proprietary products through our former life insurance and annuity agency channel. As a result of this decision, brokerage and investment management income and the related variable expenses are significantly lower than in the past. Operating expenses associated with this business are also lower primarily due to lower employee related costs. In addition, this decision caused a negative impact on persistency in the first quarter of 2004 for the policies that were sold through our former agency distribution channel.

	Three Months Ended March 31,
(In millions)	2004	2003
Segment revenues
Premiums	$20.2	$21.0
Fees:
Fees from surrenders	13.8	26.4
Other proprietary product fees	62.3	63.9
Net investment income	56.9	73.1
Brokerage and investment management income (1)	7.0	32.5
Other income	7.8	6.9

Total segment revenues	168.0	223.8

Policy benefits, claims and losses	65.4	76.2
Policy acquisition expenses	32.3	59.8
Brokerage and investment management variable expenses (1)	4.3	22.3
Other operating expenses	56.2	67.9

Segment income (loss)	$9.8	$(2.4)

(1)	Brokerage and investment management income primarily reflects fees earned from the distribution of non-proprietary insurance and investment products as well as the management of assets for proprietary products. Variable expenses related to this business primarily consist of commissions and subadvisory fees.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Life Companies’ segment income was $9.8 million in the first quarter of 2004 compared to a loss of $2.4 million during the first quarter of 2003. This increase was primarily the result of the cessation of retail sales operations of VeraVest, and ongoing expense management efforts. First quarter results were also favorably impacted by the relative improvement in the equity market.

Annuity redemptions in the first quarter of 2004 were $634.1 million compared to $990.4 million in the first quarter of 2003. The decrease in redemptions resulted in a decline in surrender fees of $12.6 million, from $26.4 million in the first quarter of 2003, to $13.8 million in the first quarter of 2004. However, the lower surrender fees were substantially offset by a reduction of DAC amortization of $12.0 million.

Other proprietary fees decreased $1.6 million, to $62.3 million in the first quarter of 2004. Subject to redemption rates, equity market returns and other factors, we expect continued gradual declines in these fees as our asset levels of existing life insurance and annuity business decline.

Net investment income declined $16.2 million, to $56.9 million in the first quarter of 2004, primarily due to lower average invested general account assets. This resulted primarily from annuity redemptions. In addition, net investment income decreased due to the replacement of high-yield investments with lower yielding, higher quality fixed income securities.

Brokerage and investment management income decreased $25.5 million, to $7.0 million in the first quarter of 2004, primarily due to the discontinuance, in the fourth quarter of 2003, of the retail sales operations of VeraVest. The reduction of sales related fees was partially offset by reduced commissions of $16.6 million paid to registered representatives.

Other income increased $0.9 million, to $7.8 million in the first quarter of 2004. In December 2003 we replaced futures contracts, which were ineffective hedges for accounting purposes, with foreign currency swap contracts, which are expected to be effective cash flow hedges of foreign denominated funding agreements. As a result, we were able to eliminate the $4.0 million reduction in other income that we incurred in the first quarter of 2003 related to the ineffective futures contracts.

Policy benefits decreased $10.8 million, to $65.4 million in the first quarter of 2004. This includes $7.4 million of amortization related to previously capitalized sales inducements. Prior to the adoption of SOP 03-1, this amortization was included in policy acquisition expenses. Excluding the effect of the amortization classification, policy benefits would have decreased $18.2 million. This decline is primarily the result of lower expenses related to GMDB, lower interest credited on general accounts liabilities, mortality gains in the group annuity business, and lower benefits in the Closed Block. Expenses related to GMDB declined $4.7 million, to $6.9 million in the first quarter of 2004, compared to $11.6 million in the first quarter of 2003. This was primarily due to the inherent volatility of the GMDB reserve calculation required under SOP 03-1. See also “Guaranteed Minimum Death Benefits” below.

Policy acquisition expenses decreased $27.5 million, to $32.3 million in the first quarter of 2004. This decline is primarily due to the aforementioned decline in surrender fees, which resulted in a decrease to DAC amortization of $12.0 million in the first quarter of 2004, compared to the first quarter of 2003. In addition, in the first quarter of 2004, $7.4 million of amortization related to the aforementioned previously capitalized sales inducements have been classified as policy benefits. Additionally, we lowered our lapse rate assumptions on our variable universal life insurance products which resulted in a $5.3 million decrease in amortization. The first quarter of 2004 also includes reduced DAC amortization of $1.7 million as a result of the GMDB hedging program, discussed below. During the first quarter of 2003, we recognized additional amortization of $4.5 million, as a result of permanent impairments to our DAC asset related to our Partners and Select distribution channels. In 2004, we adjusted our gross profits for our variable universal life products, which resulted in a $5.5 million increase in amortization.

Brokerage and investment management variable expenses decreased $18.0 million, to $4.3 million in the first quarter of 2004. The decrease primarily reflects the aforementioned $16.6 million decrease in commissions paid to registered representatives.

Other operating expenses decreased $11.7 million, to $56.2 million in the first quarter of 2004. The decrease reflects lower distribution and insurance operation expenses related to the decision to discontinue retail sales operations of VeraVest.

GIC Derivative Instruments

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. These hedges resulted in a $5.5 million reduction in net investment income during the first quarter of 2004, as compared to a $1.5 million reduction in net investment income in the first quarter of 2003, offset by similar reductions in GIC interest credited during both periods. The increased effect of derivative instruments was primarily due to new swap contracts entered into to replace the ineffective futures contracts. The ineffective futures contracts resulted in a $4.0 million decrease in other income in the first quarter of 2003. The new foreign currency swaps are expected to be effective hedges for accounting purposes; thus, they had no impact on other income in the first quarter of 2004. While we do not currently expect fluctuations to other income to recur, there can be no assurances that we will not experience losses from ineffective hedges in the future.

Guaranteed Minimum Death Benefits

The GMDB feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values. If the GMDB is higher than the current account value at the time of death, we incur a cost equal to the difference. As of March 31, 2004, the difference between the GMDB and the current account value (the “net amount at risk”) for all existing contracts was approximately $2.4 billion, compared to approximately $2.6 billion at December 31, 2003. The decrease was the result of an increase in the equity market values, as well as surrenders which resulted in forfeitures of the GMDB benefit. For each one percent increase or decrease in the S&P 500 Index from March 31, 2004 levels, the net amount at risk is estimated to decrease or increase, respectively, by approximately $50 million to $70 million.

On January 1, 2004, we adopted Statement of Position 03-1. SOP 03-1 provides guidance for, among other items, determining liabilities for GMDB costs. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions including, among other items, mortality, estimates of future market returns and expected contract persistency. On January 1, 2004 we recorded an additional $88.0 million pre-tax charge to earnings, reflected in the cumulative effect of a change in accounting principle in the Consolidated Statements of Income. This reflects adjustments to both our GMDB reserve and our DAC asset, as well as additional reserves required for our product features. The inherent volatility of the reserve calculation required under SOP 03-1 resulted in a reduction of GMDB expenses of $5.7 million in the current quarter, subsequent to the adoption of SOP 03-1. Subsequent changes in the reserve will continue to be included in segment income. Future changes in market levels, persistency of existing accounts, including the effect on the age distribution, mortality and other factors may result in material changes to GMDB costs and related expenses.

On December 3, 2003, we implemented a hedging program for our in-force variable annuity policies with GMDB features. The program’s primary purpose is to provide us with an economic hedge against increased GMDB claims which could arise from declines in the equity market below levels at December 3, 2003. Also, the program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. However, it did not hedge or reduce our cost from the net amount at risk existing at December 3, 2003.

We expect that the hedge program will partially offset the volatility associated with the GMDB reserve. If the equity market declines, we believe that gains on the hedge derivatives will partially offset any increases in the GMDB reserve required under SOP 03-1. Alternately, if the equity market rises, we expect a decrease in the GMDB reserve to be partially offset by losses from the hedge derivatives. There can be no assurance that the hedge program will be effective in offsetting the costs of GMDB and related expenses.

The program utilizes a dynamic hedging approach involving exchange traded futures contracts. Under the program, hedge contracts are expected to generate cash to fund increases in GMDB claims resulting from declines in the equity market.

In connection with the GMDB hedging program, we incurred $5.4 million in pre-tax losses on the derivative contracts in the first quarter of 2004. These losses were more than offset by a benefit resulting from a reduction in GMDB reserves of $5.7 million and by reduced deferred acquisition cost amortization of $1.7 million. These items are the result of the equity market returns between December 31, 2003 and March 31, 2004, and are included in segment income.

The following table provides a reconciliation of our beginning and ending reserve for GMDB utilizing generally accepted accounting principles. These reserves differ from the statutory GMDB reserves disclosed in the section “Statutory Capital of Insurance Subsidiaries”, which are calculated using prescribed statutory accounting principles.

	March 31
(In millions)	2004	2003
Reserve for GMDB, beginning of period	$26.2	$81.2
Adoption of SOP 03-1	80.6	—
Provision for GMDB:
GMDB expense incurred	12.6	11.6
Market volatility(1)	(5.7)	—

	6.9	11.6
Claims, net of reinsurance (2):
Claims from policyholders	(19.6)	(29.9)
Claims ceded to reinsurers (3)	18.8	18.4

	(0.8)	(11.5)

GMDB reinsurance premiums paid (2)	(15.7)	(25.4)

Reserve for GMDB, end of period	$97.2	$55.9

(1)	Market volatility reflects the difference between actual and expected investment performance.
(2)	We maintain a GMDB mortality reinsurance program covering the incidence of mortality on variable annuity policies. We pay the reinsurers monthly premiums based on variable annuity net amount at risk in exchange for reimbursement of the net amount at risk portion of qualified cash claims. We retain the market risk associated with the net amount at risk on the variable annuity business (see GMDB hedge program discussion included in Guaranteed Minimum Death Benefits section).
(3)	Claims ceded to reinsurers exclude those contracts with a date of death prior to December 1, 2002 and certain other claims.

Annuity Account Values and Redemptions

The following table summarizes annuity account values and redemption activity for the Life Companies segment according to the three distribution channels we used prior to discontinuing sales of proprietary products in the fourth quarter of 2002. Redemptions include both full policy and partial policy surrenders, withdrawals and death benefits (to the extent equal to account value).

	Three Months Ended March, 31, 2004		Three Months Ended December 31, 2003		Three Months Ended March 31, 2003
(In millions)	Account Values (1)	Redemptions (2)	Account Values (3)	Redemptions (2)	Account Values (1)	Redemptions (2)
Agency	$4,364.3	$334.9	$4,216.7	$233.7	$4,623.6	$430.4
Select	2,852.3	125.1	2,752.9	114.6	2,995.3	267.8
Partners	4,526.0	174.1	4,329.1	157.6	4,507.2	292.2

Total	$11,742.6	$634.1	$11,298.7	$505.9	$12,126.1	$990.4

(1)	Account values at March 31 reflect market values as of January 1 of the year indicated.
(2)	Redemptions reflect quarterly activity for the period indicated.
(3)	Account values at December 31 reflect market values as of October 1 of the year indicated.

Redemptions in the first quarter of 2004 are higher than those in the fourth quarter of 2003, particularly in our former Agency channel, as a result of the cessation of retail sales through VeraVest and to terminate the contracts of the registered representatives who constituted our former Agency channel. Redemptions in the first quarter of 2004 are lower than those in the first quarter of 2003, primarily due to the financial strength ratings of our life companies at that time and the effects of the cessation of sales of proprietary products in the fourth quarter of 2002. Nevertheless, we believe that our current overall DAC assumptions include reasonable redemption levels. However, we cannot provide assurance that ultimately redemptions will not differ from our assumptions. Therefore, DAC amortization may be adversely affected in future periods.

Life Companies Segment Income Excluding Certain Non-Cash Items

In addition to our review of segment income, beginning in 2003, we also began utilizing an alternative non-GAAP method of viewing our Life Companies business. We adjust the segment income for the Life Companies for various non-cash items. We believe this measure allows for the review of the performance of this business based on the current cash operations. In addition, this measure provides us with information regarding cash flows of this business that we can use in assessing the funding requirements to support these operations and any excess cash the business may be generating. However, this measure does not reflect statutory earnings, increases in statutory surplus or amounts available to dividend from the life insurance companies. In addition, all dividends from our life insurance companies are subject to regulatory approval.

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

The following table provides a reconciliation of segment income (loss) before taxes to segment income excluding certain non-cash items.

(In millions)	Three Months Ended March 31, 2004	Three Months Ended December 31, 2003	Three Months Ended March 31, 2003
Segment income (loss)	$9.8	$5.7	$(2.4)
Deferred acquisition cost operating amortization and amortization of sales inducements, net	38.0	23.8	58.4
Property, plant and equipment depreciation, net	0.9	2.5	—
Statement of Position 98-1 amortization, net	1.2	1.1	1.1
Goodwill impairment	—	2.1	—
Change in guaranteed minimum death benefit reserves	(9.6)	(5.8)	(25.3)

Total segment income excluding certain non-cash items	$40.3	$29.4	$31.8

Segment income excluding certain non-cash items increased $10.9 million and $8.5 million to $40.3 million in the first quarter of 2004, compared to $29.4 million in the fourth quarter of 2003 and $31.8 million in the first quarter of 2003, respectively. The increase is primarily due to lower distribution and insurance operation expenses related to the discontinuance of the retail sales operations of VeraVest, partially offset by lower insurance related fees. Segment income excluding certain non-cash items also includes $5.4 million of losses on GMDB hedging program derivatives in the first quarter of 2004.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	March 31, 2004		December 31, 2003
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$7,709.4	91.5%	$7,646.5	89.3%
Equity securities (1)	19.8	0.2	15.3	0.2
Mortgages	173.3	2.1	175.1	2.0
Policy loans (1)	262.7	3.1	268.0	3.1
Cash and cash equivalents (1)	189.5	2.2	380.5	4.5
Other long-term investments	74.3	0.9	80.7	0.9

Total	$8,429.0	100.0%	$8,566.1	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $137.1 million, or 1.6%, to $8.4 billion during the first quarter of 2004, primarily as a result of a decrease in cash and cash equivalents of $191.0 million, offset by an increase in fixed maturities of $62.9 million. Cash and cash equivalents decreased primarily as a result of group annuity contract redemptions, as well as the retirement of certain long-term funding agreements in our Life Companies. Fixed maturities increased primarily as a result of favorable market value appreciation in these securities due to movements in interest rates during the first quarter of 2004. These increases were partially offset by the maturity of certain long-term funding agreements and annuity redemptions from the general account in the Life Companies segment.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 93.7% at March 31, 2004 and 94.0% at December 31, 2003 of our total fixed maturity portfolio.

The following table provides information about the credit quality of our fixed maturities at March 31, 2004 and December 31, 2003:

(In millions)		March 31, 2004		December 31, 2003
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
1	Aaa/Aa/A	$4,505.8	$4,741.7	$4,702.6	$4,859.9
2	Baa	2,332.8	2,481.6	2,221.7	2,329.8
3	Ba	253.0	268.8	225.4	235.8
4	B	134.0	143.3	140.4	149.8
5	Caa and lower	47.3	58.9	40.2	54.0
6	In or near default	13.4	15.1	16.0	17.2

Total fixed maturities		$7,286.3	$7,709.4	$7,346.3	$7,646.5

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.9% for March 31, 2004 and 6.2% for March 31, 2003. This decline reflects lower prevailing fixed maturity investment rates, and an increased emphasis on higher credit quality fixed maturities. We expect that lower prevailing fixed maturity investment rates in the current interest rate environment will continue to negatively effect our investment yield.

At March 31, 2004, $218.6 million of our fixed maturities were invested in traditional private placement securities, as compared to $247.5 million at December 31, 2003. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $2.3 million of realized losses on other-than-temporary impairments of fixed maturities for the first quarter of 2004, as compared to $23.5 million for the first quarter of 2003, resulting from our exposure to below investment grade securities. For the first quarter of 2004, all of the other-than-temporary impairments of fixed maturities were related to the airline/transportation sector. Other-than-temporary impairments of fixed maturities for the first quarter of 2003 included $8.0 million related to securitized investments; $5.8 million related to the airline/transportation sector; $4.7 million related to the consumer non-cyclical sector; and $3.5 million related to the industrial sector. In addition, we recognized $0.1 million of realized losses on other-than-temporary impairments of equity securities for the first quarter of 2004. There were no other-than-temporary impairments of equity securities for the first quarter of 2003.

In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period in which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary losses are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in-fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

	March 31, 2004		December 31, 2003
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
0-6 months	$2.7	$168.4	$17.8	$1,023.5
7-12 months	7.6	380.1	15.7	331.7
Greater than 12 months	1.3	59.8	4.9	96.3

Total investment grade fixed maturities	11.6	608.3	38.4	1,451.5

Below investment grade fixed maturities:
0-6 months	3.1	71.1	1.2	38.5
7-12 months	1.1	4.8	2.5	8.2
Greater than 12 months	3.7	17.3	5.7	37.1

Total below investment grade fixed maturities	7.9	93.2	9.4	83.8
Equity securities	—	1.7	0.1	1.8

Total fixed maturities and equity securities	$19.5	$703.2	$47.9	$1,537.1

We had $19.5 million of gross unrealized losses on fixed maturities and equity securities at March 31, 2004, as compared to $47.9 million at December 31, 2003. Approximately $3.1 million of the gross unrealized losses at March 31, 2004 relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, compared to $9.9 million at December 31, 2003. At both March 31, 2004 and December 31, 2003, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary as it is our assessment that these securities will recover in the near-term. Furthermore, as of March 31, 2004, we had the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in fair value. The risks inherent in the assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the underlying loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at March 31, 2004 and December 31, 2003. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

(In millions)	March 31, 2004	December 31, 2003
Due in one year or less	$0.1	$2.0
Due after one year through five years	2.3	4.6
Due after five years through ten years	8.7	22.0
Due after ten years	8.4	19.2

Total fixed maturities	19.5	47.8
Equity securities	—	0.1

Total fixed maturities and equity securities	$19.5	$47.9

We had fixed maturity securities with a carrying value of $28.8 million on non-accrual status at March 31, 2004, as compared to $28.6 million on non-accrual status at December 31, 2003. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $1.7 million for the quarter ended March 31, 2004, as compared to a reduction of $4.6 million for the quarter ended March 31, 2003. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

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

On December 3, 2003, we implemented an economic hedging program involving exchange traded futures contracts to hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003 (See Life Companies – Guaranteed Minimum Death Benefits). The program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. During the first quarter ended March 31, 2004, we recognized $5.4 million in losses, reflected in Life Companies segment income, as a result of this program; the program was not in place during the first quarter of 2003. The GMDB hedges do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

We did not recognize realized gains or losses on derivatives in the first quarter of 2004, however we recognized $6.2 million of net realized losses on derivatives in the first quarter of 2003. The realized losses during the first quarter of 2003 were primarily due to the termination of derivative instruments used to hedge funding agreements in response to the retirement of long-term funding agreements at discounts.

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

The provision for federal income taxes before the cumulative effect of a change in accounting principle was a benefit of $23.4 million during the first quarter of 2004 compared to an expense of $5.3 million during the same period in 2003. These provisions resulted in consolidated effective federal tax rates of (50.9)% and 12.5% for the quarters ended March 31, 2004 and 2003, respectively. The current year effective tax rate reflects a $30.1 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1979 to 1991. The largest of the disputed items relates to deductions taken for increased death benefits pertaining to certain life insurance contracts existing in 1982 and 1983. The settlement entitles us to receive a refund of amounts paid for these years, as well as various tax credits that can be applied to offset federal tax liabilities in other years.

Absent the aforementioned $30.1 million benefit, the effective tax rate in the current year was 14.6%. The increase from the prior year is primarily due to a reduced level of tax-exempt interest in the current year. We have been gradually reducing the proportion of tax-exempt securities in our portfolio of fixed income securities.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies, among others, are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our significant accounting policies may be found in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Property & Casualty Insurance Loss Reserves

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”), as discussed in “Segment Results – Property and Casualty, Overview of Loss Reserve Estimation Process” based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, we develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions, which vary by line of business, used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Because the amount of the loss reserves is sensitive to our assumptions, we do not completely rely on only one estimate to determine our loss reserves. We develop several estimates using generally recognized actuarial projection methodologies that result in various reasonably possible loss reserve outcomes and we adopt the best estimate. When trends emerge that we believe affect the future settlement of claims, we would adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results.

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

Variable Products’ Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of insurance deposits. Acquisition costs related to our variable products (variable universal life and variable annuities) are recorded on the balance sheet and amortized through the income statement in proportion to total estimated gross profits over the expected life of the contracts. Our estimated gross profits are based on assumptions including mortality, contract persistency, asset growth rates, expenses associated with policy maintenance and contract costs (such as those relating to any GMDB feature and fees payable to distributors). The principal source of earnings for these policies is from asset-based fees, which can vary in relation to changes in the equity market.

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

Decreased persistency and equity market value declines are factors which would lower our estimated gross profits. Decreased persistency not only lowers net fees due to lower average invested assets, it also will increase the cost of the GMDB feature of variable annuity contracts, further reducing profitability. This results in future revenues being insufficient to offset GMDB claims in the near term.

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

Statutory Capital of Insurance Subsidiaries

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk based capital. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment. Total adjusted capital for property and casualty companies is capital and surplus. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital. Regulators may take action for reasons other than triggering various RBC action levels.

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are statutory GMDB reserves, Total Adjusted Capital and RBC ratios for our life insurance subsidiaries and for Hanover, as applicable, as of March 31, 2004, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

	Statutory GMDB Reserves (3)
(In millions, except ratios)	Gross of Reinsurance	Net of Reinsurance	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
AFLIAC (1)	$144.8	$105.8	$589.8	$140.5	$70.3	420%	840%
FAFLIC	3.4	2.6	197.1	72.7	36.3	271%	543%
Hanover (2)	N/A	N/A	1,029.4	423.4	211.7	243%	486%

(1)	AFLIAC’s Total Adjusted Capital includes $197.1 million related to its subsidiary, FAFLIC.
(2)	Hanover’s Total Adjusted Capital includes $544.6 million related to its subsidiary, Citizens.
(3)	AFLIAC statutory GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.

The total adjusted statutory capital position of our life companies continued to improve during the first quarter of 2004, increasing from $553.4 million at December 31, 2003 to $589.8 million at March 31, 2004. This increase includes a $30.1 million benefit related to the favorable settlement of prior years’ tax liabilities (see Income Taxes).

The improvement of our life companies’ RBC ratios reflect lower required risk based capital primarily as a result of lower deposit fund reserves and group annuity contracts. Additionally, lower required statutory GMDB reserves as a result of improvements in the equity market and surrender activity also contributed to the improvement in our RBC ratios.

Liquidity and Capital Resources

Net cash used for operating activities was $194.5 million during the first quarter of 2004, as compared to $249.8 million in 2003. The $55.3 million decline in cash used for operating activities resulted from lower net payments from the general account as a result of fewer annuity contract withdrawals in the Life Companies in 2004. In addition, net cash outflows decreased due to lower loss and LAE payments in the property and casualty business, as well as from the receipt of funds held by an unaffiliated reinsurer related to the third party guarantees obtained in 2003. These decreases in cash outflows were partially offset by cash used to fund approximately $120 million of general account group annuity contract redemptions.

Net cash provided by investing activities was $193.1 million and $197.7 million during the first quarters of 2004 and 2003, respectively. During 2004, cash was provided primarily from the net sales of fixed maturities, resulting from funding agreement withdrawals and general account annuity redemptions. During 2003, net sales of fixed maturities were required primarily to fund increased annuity surrenders in the Life Companies segment.

Net cash used in financing activities was $189.6 million during the first quarter of 2004, compared to net cash used of $70.0 million for the same period of 2003. The increase in cash used in 2004 is primarily due to an increase in net funding agreement withdrawals, including trust instruments supported by funding obligations.

At March 31, 2004, AFC, as a holding company, holds $57.2 million of cash and fixed maturities. We believe our holding company holds assets sufficient to meet its obligations through the remainder of 2004, consisting primarily of interest on the senior debentures and junior subordinated debentures. Therefore, we currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2004 holding company obligations. AFC did not receive any dividends from its insurance subsidiaries during the first quarter of 2004.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. In addition, we had no commercial paper borrowings as of March 31, 2004 and we do not anticipate utilizing commercial paper in 2004. Debt ratings downgrades in prior years continue to preclude or adversely affect the cost and availability of credit lines, commercial paper, and other additional debt and equity financing.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies

On July 24, 2002, an action captioned American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums of $2.5 million each. Plaintiffs, who AFLIAC identified as engaging in frequent transfers of significant sums between sub-accounts that in its opinion constituted “market timing”, were subject to restrictions upon such trading that AFLIAC imposed in 2002. Plaintiffs allege that such restrictions constitute a breach of the terms of the annuity contracts and seek unspecified damages, including lost profits and prejudgment interest. In December 2003, the court granted partial summary judgment to the plaintiffs, holding that at least certain restrictions imposed on their trading activities violated the terms of the annuity contracts. The court ordered limited discovery regarding the plaintiffs’ attempts to trade following dissemination of the trading restrictions. We filed a motion for reconsideration and clarification of the court’s partial summary judgment opinion, which was denied on April 8, 2004. Other than the limited discovery ordered by the court, no discovery in the case has ensued to date, and it is too early in the proceedings for us to assess the amount of potential damages if AFLIAC should ultimately be unsuccessful in defending this lawsuit. The outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

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

During January 2004, A.M. Best Co. upgraded the financial strength ratings of our property and casualty companies to A- (Excellent) from B++ (Very Good) and life insurance companies to B+ (Very Good) from B- (Fair). In addition, A.M. Best upgraded our senior debt rating to “bb+” from “bb”, our Capital Securities rating to “b+” from “ bb-” and our short-term debt rating to AMB-3 from AMB-4 . All ratings from A.M. Best were assigned a “stable” outlook.

In April 2004, Moody’s upgraded the financial strength rating outlook for our property and casualty companies (currently rated at Baa2 (Adequate)) to a positive outlook and re-affirmed the financial strength ratings of the life companies at Ba1 (Questionable) with a stable outlook.

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

Risks Relating to Our Life Companies

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

In addition, with respect to our Life Companies segment, we have provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses and DAC amortization and net amount at risk. This information is an estimation only and is based upon matters as in effect on March 31, 2004. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

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

Catastrophe – A single event that causes the Company both a significant number of claims (175 or more) and $500,000 or more in insured property damage losses.

Cede; cedent; ceding company – When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedent” or “ceding company”.

Closed Block – Consists of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies which were in force as of FAFLIC’s demutualization in 1995. The purpose of this block of business is to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts. The Closed Block will be in effect until none of the Closed Block policies are in force, unless an earlier date is agreed to by the Massachusetts Insurance Commisioner.

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

PART I – FINANCIAL INFORMATION

ITEM 3

QUANTITATIVE AND QUALITATIVE DICLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in management’s discussion and analysis of financial condition and results of operations as of December 31, 2003, included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in the first three months of 2004 to these risks or our management of them.

ITEM 4

CONTROLS AND PROCEDURES

Based on their evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

(e) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2004	—	$—	—	—
February 1 – 29, 2004	—	—	—	—
March 1 – 31, 2004	—	—	—	—

Total	—	$—	—	—

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

(a)	Exhibits

EX – 10.60	Severance Agreement between First Allmerica Financial Life Insurance Company and Mr. Mark Hug dated February 24, 2004.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On February 2, 2004, Allmerica Financial Corporation filed a report on Form 8-K/A under Item 11 as a Correction to the Form 8-K filed on December 19, 2003 announcing the Blackout Period applicable to the Allmerica Financial Employees’ 401(k) Matched Savings Plan, Allmerica Financial Agents’ Retirement Plan, Allmerica Financial Cash Balance Pension Plan, The Allmerica Financial Cash Balance Pension Plan Excess Benefit Plan, The Allmerica Financial Progress Sharing Excess Benefit Plan, The Allmerica Financial Agents’ Retirement Excess Benefit Plan, The Allmerica Financial Agents’ Pension Excess Benefit Plan, The Allmerica Financial Executive Deferred Compensation Plan, The Allmerica Financial Short Term Deferred Management Incentive Comp Plan, The Allmerica Financial Long Term Deferred Management Incentive Comp Plan and The Allmerica Financial Deferred Dividends Plan.

The following Form 8-K reports were furnished to the SEC during the period covered by this report.

On January 29, 2004, Allmerica Financial Corporation furnished a report on Form 8-K under Item 12 with respect to the issuance of a press release announcing our financial results for the quarter ended December 31, 2003, as well as the availability, on our website, of financial information contained in our Statistical Supplement for the period ended December 31, 2003.

On January 20, 2004, Allmerica Financial Corporation furnished a report on Form 8-K under Item 9, announcing the end of the blackout period applicable to the employee retirement and pension plans of its wholly owned subsidiary, First Allmerica Financial Life Insurance Company, offering investment in AFC’s Common Stock, due to the conversion to a new record-keeper and service provider.

On January 7, 2004, Allmerica Financial Corporation furnished a report on Form 8-K under item 9, announcing that we attended an investor meeting hosted by Smith Barney Citigroup and made a presentation to the attendees. The presentation is available on our web site at www.allmerica.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allmerica Financial Corporation Registrant
Dated May 5, 2004
/s/ Frederick H. Eppinger, Jr.
Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

Dated May 5, 2004
/s/ Edward J. Parry, III
Edward J. Parry, III
Chief Financial Officer, Executive Vice President,
Principal Accounting Officer and Director