Form 10-Q
period 2004-06-30
ALLMERICA FINANCIAL CORP
filed 2004-08-05
CIK 944695

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 53,223,150 shares of common stock outstanding, as of August 1, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2004	2003	2004	2003
REVENUES
Premiums	$572.3	$568.4	$1,148.8	$1,143.6
Universal life and investment product policy fees	71.3	76.6	147.4	166.9
Net investment income	106.2	117.4	210.9	236.1
Net realized investment gains	7.0	13.2	22.7	26.4
Other income	24.3	48.5	50.6	100.7

Total revenues	781.1	824.1	1,580.4	1,673.7

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	456.0	497.6	915.5	984.3
Policy acquisition expenses	148.8	142.2	299.7	313.5
(Gains) losses from retirement of funding agreements and trust instruments supported by funding obligations	—	(0.3)	3.2	(5.0)
Income from sale of universal life business	—	—	—	(5.5)
Net losses on derivative instruments	0.3	2.2	1.3	0.5
Restructuring costs	2.2	1.3	5.5	4.6
Other operating expenses	135.9	156.3	271.4	314.1

Total benefits, losses and expenses	743.2	799.3	1,496.6	1,606.5

Income before federal income taxes	37.9	24.8	83.8	67.2

Federal income tax expense (benefit)
Current	5.6	55.7	(20.5)	25.1
Deferred	(0.1)	(55.3)	2.6	(19.4)

Total federal income tax expense (benefit)	5.5	0.4	(17.9)	5.7

Income before cumulative effect of change in accounting principle	32.4	24.4	101.7	61.5
Cumulative effect of change in accounting principle (less income tax benefit of $30.8 for the six months ended June 30, 2004)	—	—	57.2	—

Net income	$32.4	$24.4	$44.5	$61.5

PER SHARE DATA
Basic
Income before cumulative effect of change in accounting principle	$0.61	$0.46	$1.92	$1.16

Cumulative effect of change in accounting principle (less income tax benefit of $0.58 for the six months ended June 30, 2004)	—	—	(1.08)	—

Net income	$0.61	$0.46	$0.84	$1.16

Weighted average shares outstanding	53.2	52.9	53.1	52.9

Diluted
Income before cumulative effect of change in accounting principle	$0.60	$0.46	$1.89	$1.16

Cumulative effect of change in accounting principle (less income tax benefit of $0.57 for the six months ended June 30, 2004)	—	—	(1.06)	—

Net income	$0.60	$0.46	$0.83	$1.16

Weighted average shares outstanding	53.7	53.0	53.7	53.0

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) June 30, 2004	December 31, 2003
ASSETS
Investments:
Fixed maturities-at fair value (amortized cost of $7,466.8 and $7,346.3)	$7,592.7	$7,646.5
Equity securities-at fair value (cost of $13.7 and $9.1)	15.8	15.3
Mortgage loans	156.7	175.1
Policy loans	260.5	268.0
Other long-term investments	65.6	80.7

Total investments	8,091.3	8,185.6

Cash and cash equivalents	216.2	380.5
Accrued investment income	118.9	126.5
Premiums, accounts and notes receivable, net	496.4	480.9
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	2,021.6	2,111.2
Deferred policy acquisition costs	979.1	1,115.5
Deferred federal income taxes	411.5	381.0
Goodwill	128.2	128.2
Other assets	460.7	367.7
Separate account assets	10,740.3	11,835.4

Total assets	$23,664.2	$25,112.5

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$3,604.5	$3,556.8
Outstanding claims, losses and loss adjustment expenses	3,121.9	3,124.9
Unearned premiums	1,060.3	1,032.5
Contractholder deposit funds and other policy liabilities	352.5	683.7

Total policy liabilities and accruals	8,139.2	8,397.9

Expenses and taxes payable	793.1	822.7
Reinsurance premiums payable	111.9	136.5
Trust instruments supported by funding obligations	1,163.7	1,200.3
Long-term debt	508.8	499.5
Separate account liabilities	10,740.3	11,835.4

Total liabilities	21,457.0	22,892.3

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,769.6	1,775.6
Accumulated other comprehensive income (loss)	(47.2)	16.1
Retained earnings	877.6	833.1
Treasury stock at cost (7.2 and 7.4 million shares)	(393.4)	(405.2)

Total shareholders’ equity	2,207.2	2,220.2

Total liabilities and shareholders’ equity	$23,664.2	$25,112.5

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Six Months Ended June 30,
(In millions)	2004	2003
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,775.6	1,768.4
Unearned compensation related to restricted stock and other	(6.0)	5.0

Balance at end of period	1,769.6	1,773.4

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
NET UNREALIZED APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	89.4	83.4
Appreciation during the period:
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(97.4)	130.3
Benefit (provision) for deferred federal income taxes	34.1	(45.6)

	(63.3)	84.7

Balance at end of period	26.1	168.1

MINIMUM PENSION LIABILITY:
Balance at beginning and end of period	(73.3)	(120.8)

Total accumulated other comprehensive (loss) income	(47.2)	47.3

RETAINED EARNINGS
Balance at beginning of period	833.1	746.2
Net income	44.5	61.5

Balance at end of period	877.6	807.7

TREASURY STOCK
Balance at beginning of period	(405.2)	(405.6)
Shares reissued at cost	11.8	2.2

Balance at end of period	(393.4)	(403.4)

Total shareholders’ equity	$2,207.2	$2,225.6

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Net income	$32.4	$24.4	$44.5	$61.5

Other comprehensive (loss) income:
Available-for-sale securities:
Net (depreciation) appreciation during the period	(215.9)	136.2	(142.6)	133.3
Benefit (provision) for deferred federal income taxes	75.5	(47.6)	49.9	(46.6)

Total available-for-sale securities	(140.4)	88.6	(92.7)	86.7

Derivative instruments:
Net appreciation (depreciation) during the period	39.9	(4.0)	45.2	(3.0)
(Provision) benefit for deferred federal income taxes	(13.9)	1.3	(15.8)	1.0

Total derivative instruments	26.0	(2.7)	29.4	(2.0)

Other comprehensive (loss) income	(114.4)	85.9	(63.3)	84.7

Comprehensive (loss) income	$(82.0)	$110.3	$(18.8)	$146.2

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
(In millions)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44.5	$61.5
Adjustments to reconcile net income to net cash used in operating activities:
Net realized investment gains	(22.7)	(26.4)
Net amortization and depreciation	19.0	14.6
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	24.4	29.0
Deferred federal income taxes	2.6	(19.4)
Change in deferred acquisition costs	75.8	78.2
Change in premiums and notes receivable, net of reinsurance payable	(53.6)	68.0
Change in accrued investment income	7.6	17.0
Change in policy liabilities and accruals, net	(155.7)	(254.1)
Change in reinsurance receivable	89.6	(20.2)
Change in expenses and taxes payable	(92.0)	(209.7)
Other, net	21.4	(1.8)

Net cash used in operating activities	(39.1)	(263.3)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	915.8	1,733.4
Proceeds from disposals of equity securities	12.2	71.3
Proceeds from disposals of other investments	28.1	44.9
Proceeds from mortgages matured or collected	18.8	22.9
Proceeds from collections of installment finance and notes receivable	160.0	150.8
Purchase of available-for-sale fixed maturities	(893.7)	(1,463.2)
Purchase of equity securities	(2.6)	(35.9)
Purchase of other investments	(4.7)	(16.9)
Capital expenditures	(2.2)	(2.3)
Payments related to terminated derivative instruments	9.0	(5.2)
Disbursements to fund installment finance and notes receivable	(146.5)	(153.6)
Other investing activities, net	—	0.5

Net cash provided by investing activities	94.2	346.7

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	(188.6)	(17.2)
Withdrawals from trust instruments supported by funding obligations	(34.1)	(104.5)
Treasury stock reissued at cost	3.3	—

Net cash used in financing activities	(219.4)	(121.7)

Net change in cash and cash equivalents	(164.3)	(38.3)
Cash and cash equivalents, beginning of period	380.5	389.8

Cash and cash equivalents, end of period	$216.2	$351.5

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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached several consensuses regarding the application of guidance related to the evaluation of whether an investment is other than temporarily impaired in accordance with EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF No. 03-1”). This guidance is required to be applied in reporting periods beginning after June 15, 2004. The EITF had previously reached a consensus regarding certain disclosure requirements in EITF No. 03-1. EITF No. 03-1 describes certain quantitative and qualitative disclosures that are required for marketable fixed maturities and equity securities covered by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, including the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses, by investment type, as well as additional information supporting the conclusion that the impairments are not other than temporary, such as the nature of the investment(s), cause of impairment and severity and duration of the impairment. The disclosures required by EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. The additional disclosures for cost method investments were effective for fiscal years ending after June 15, 2004. The Company implemented the disclosure requirements of this EITF for its fiscal year ending December 31, 2003. The adoption of the remaining provisions of EITF 03-01 did not have a material effect on the Company’s financial position or results of operations.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 is applicable to all insurance enterprises as defined by Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. This statement provides guidance regarding accounting and disclosures of separate account assets and liabilities and an insurance company’s interest in such separate accounts. It further provides for the accounting and disclosures related to contractholder transfers to separate accounts from a company’s general account and the determination of the balance that accrues to the benefit of the contractholder. In addition, SOP 03-1 provides guidance for determining any additional liabilities for guaranteed minimum death benefits (“GMDB”) or other insurance benefit features, potential benefits available only on annuitization and liabilities related to sales inducements, such as immediate bonus payments, persistency bonuses, and enhanced crediting rates or “bonus interest” rates, as well as the required disclosures related to these items. This statement was effective for fiscal years beginning after December 15, 2003. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions, including, among other items, estimates of future market returns and expected contract persistency. Upon adoption of this statement in the first quarter of 2004, the Company recorded a $57.2 million charge, net of taxes. This charge was reported as a cumulative effect of a change in accounting principle in the

Consolidated Statements of Income. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, which was subsequently revised by the December 2003 issuance of Interpretation No. 46, (collectively referred to as “FIN 46” or the “Interpretation”). FIN 46 provides guidance regarding the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, specifically as it relates to the identification of entities for which control is achieved through a means other than voting rights (“variable interest entities”) and the determination of which party is responsible for consolidating the variable interest entities (the “primary beneficiary”). In addition to mandating that the primary beneficiary consolidate the variable interest entity, FIN 46 also requires disclosures by companies that hold a significant variable interest, even if they are not the primary beneficiary. Certain financial statement disclosures were applicable immediately for those entities for which it was reasonably possible that the enterprise would, upon adoption of FIN 46, consolidate or be required to disclose information about any variable interest entities. Additionally, an enterprise with an interest in an entity to which FIN 46 had not been applied as of December 24, 2003, is required to apply this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. Application of FIN 46 for special purpose entities was required no later than as of the end of the first reporting period that ends after December 15, 2003. The Company performed a review of potential variable interest entities and concluded that AFC was not the primary beneficiary of any material variable interest entities and would not be required to consolidate those entities as a result of implementing FIN 46. However, the Company does hold a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund - 1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company’s investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company’s maximum exposure to loss on this investment is limited to its carrying value, which is $8.6 million at June 30, 2004. In addition, the Company has $300 million of mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company. Prior to July 1, 2003, these securities were classified as a separate line item in the mezzanine level of the balance sheet. Upon adoption of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, these securities were reclassified to debt. These securities were issued by a trust that was established for the sole purpose of issuing the securities to investors and are fully guaranteed by the Company. In the first quarter of 2004, the Company adopted the provisions of FIN 46, which require that the Company deconsolidate the trust for financial reporting purposes. The net effect of deconsolidating the trust was to increase the Company’s consolidated assets and liabilities by $9.3 million.

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

Guaranteed Minimum Death Benefits

The Company issued variable annuity contracts with a GMDB feature. The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. If the GMDB is higher than the current account value at the time of death, the Company incurs a cost equal to the difference.

The following summarizes the liability for GMDB contracts reflected in the general account (unaudited):

(in millions)	Six Months Ended June 30, 2004
Balance at December 31, 2003	$26.2
Adoption of SOP 03-1	80.6

Balance at January 1, 2004	106.8
Provision for GMDB:
GMDB expense incurred	24.9
Market volatility (1)	(2.3)

22.6

Claims, net of reinsurance:
Claims from policyholders	(38.0)
Claims ceded to reinsurers	35.3

(2.7)
GMDB reinsurance premium	(31.9)

Balance at June 30, 2004	$94.8

(1)	Market volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality and other factors that are assumptions within the GMDB reserving model.

The following information relates to the reserving methodology and assumptions for GMDB, which the Company has begun utilizing in response to SOP 03-1. These assumptions are consistent with those utilized in the Company’s calculation of its deferred acquisition cost (“DAC”) asset.

•	The projection model used 1,000 stochastically generated market return scenarios.

•	The mean investment performance assumptions, prior to the consideration of mortality and expense fees, vary from 5-10% depending on the underlying fund type. The long-term, aggregate, weighted average investment performance rate assumption is 9.22%. This represents all separate account return assumptions weighted by account value at June 30, 2004.

•	The volatility assumption was 17% for equity funds; 4% for bond funds; and 1% for money market funds.

•	The mortality assumption was 75% of the 1994 GMDB table.

•	The full surrender rate assumption varies from 1-35% depending on contract type and policy duration. The aggregate projected full surrender rates for 2004 and 2005 are approximately 16% and 11%, respectively. (Full surrender rates do not include partial withdrawals or deaths).

•	The discount rate was 6.6%.

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death as of June 30, 2004 and December 31, 2003. The net amount at risk is the death benefit coverage in force or the amount that the Company would have to pay if all contractholders had died as of the specified date, and represents the excess of the guaranteed benefit over the fair value of the underlying investments.

(in millions, except for contractholder information)	(Unaudited) June 30, 2004	(Unaudited) December 31, 2003
Net deposits paid
Account value	$1,259	$1,349
Net amount at risk	$75	$85
Average attained age of contractholders	65	65
Ratchet (highest historical account value at specified anniversary dates)
Account value	$2,157	$2,451
Net amount at risk	$264	$319
Average attained age of contractholders	64	63
Roll-up (net deposits accumulated at a specified rate)
Account value	$105	$108
Net amount at risk	$23	$21
Average attained age of contractholders	75	75
Higher of ratchet or roll-up
Account value	$7,225	$7,768
Net amount at risk	$2,004	$2,126
Average attained age of contractholders	70	70
Total
Account value	$10,746	$11,676
Net amount at risk	$2,366	$2,551
Average attained age of contractholders (weighted by account value)	68	68
Number of contractholders	202,767	219,647

Guaranteed Minimum Income Benefit

Additionally, the Company issued variable annuity contracts with a guaranteed minimum income benefit (“GMIB”) feature. The GMIB liability recorded at January 1, 2004 was $4.1 million. As of June 30, 2004, the balance increased to $4.8 million with no benefits being paid out. The GMIB liability is determined by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

Sales Inducements

The Company’s variable annuity product offerings included contracts that offered enhanced crediting rates or bonus payments. These enhanced rates are considered sales inducements under SOP 03-1. As such, the balance of sales inducement assets was required to be reclassified from DAC to other assets upon adoption of SOP 03-1, and amortization of these sales inducements over the life of the contract is required to be reflected as a policy benefit. Amortization of these contracts is required to be computed using the same methodology and assumptions used in amortizing DAC.

The balance of deferred sales inducements reclassified from DAC to other assets was $89.7 million on January 1, 2004. The balance of deferred sales inducements at June 30, 2004 was $79.2 million.

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

Upon adoption of SOP 03-1, assets related to the MVA product, primarily fixed maturities, which are carried at fair value, were reclassified to the general account as available-for-sale securities. Reserves related to contract account values included in separate account liabilities were also reclassified to the Company’s general account. Changes in the fair value of these assets continue to be reflected in other comprehensive income in the Consolidated Balance Sheets. Additionally, amounts assessed against the contractholders for mortality, administrative, and other services continue to be included in universal life and investment product policy fees and changes in liabilities for minimum guarantees continue to be included in policy benefits, claims, losses and loss adjustment expenses in the Consolidated Statements of Income. Components of the interest spreads related to this product continue to be recorded in net investment income and policy benefits, claims losses and loss adjustment expenses in the Consolidated Statements of Income. Realized investment gains and losses are recognized as incurred, consistent with prior years.

At June 30, 2004, the Company had the following variable annuities with guaranteed minimum returns (unaudited):

Account value (in millions)	$99.8
Range of guaranteed minimum return rates	3.0-6.5%

Account balances of these contracts with guaranteed minimum returns were invested in variable separate accounts as follows:

(in millions)	(Unaudited)
Asset Type
Fixed maturities	$112.1
Cash and cash equivalents	3.0

Total	$115.1

4. Discontinued Operations

During 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters (“AGU”) business and its accident and health assumed reinsurance pool business (“reinsurance pool business”). During 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $18.1 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of $27.6 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $86.3 million at June 30, 2004 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At June 30, 2004 and December 31, 2003, the discontinued segment had assets of approximately $287.2 million and $284.5 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $358.8 million and $350.5 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations for the quarters ended June 30, 2004 and 2003 were $4.5 million and $3.3 million respectively, and $7.9 million for both the six months ended June 30, 2004 and 2003, respectively.

5. Significant Transactions

In the first six months of 2004 and 2003, the Company retired $76.6 million and $65.6 million, respectively, of long-term funding agreement obligations. These retirements resulted in a pre-tax loss of $3.2 million in 2004 and a pre-tax gain of $5.0 million in 2003. These results are reported as losses (gains) from retirement of funding agreements and trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $5.7 million in 2003, was recorded as net realized investment gains in the Consolidated Statements of Income. The net foreign currency transaction gain on the retired foreign-denominated funding agreements of $3.6 million in 2003 was recorded as other income in the Consolidated Statements of Income.

In the fourth quarter of 2003, the Company ceased operations of its Life Companies segment retail broker/dealer operations (see Note 10 for a description of the Company’s operating segments). These operations had distributed third-party investment and insurance products through VeraVest Investments, Inc. Results in the third quarter of 2003 include a pre-tax charge of $11.5 million for asset impairments in connection with this action. The Company also recognized a pre-tax restructuring charge of $21.9 million in the fourth quarter of 2003, in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“Statement No. 146”). Approximately $12.1 million of this charge relates to severance and other employee related costs associated with the elimination of 532 positions, and $9.8 million relates to contract termination fees and other costs. During the first six months of 2004, 20 additional positions were eliminated. The Company recognized an additional $2.9 million pre-tax charge during the first six months of 2004, of which $2.5 million related to severance and other employee related costs. Of the 552 positions eliminated, 520 employees have been terminated and 28 employees have been transferred to other positions within the Company as of June 30, 2004. All levels of employees within the broker/dealer operations, from staff to senior management, were affected by the decision. As of June 30, 2004, the Company has made payments of approximately $17.5 million related to this restructuring plan, of which $10.7 million relates to severance and other employee related costs and $6.8 million relates to contract termination fees and other costs. The Company currently anticipates an additional $1 million to $2 million of expenses will be recognized during the remainder of 2004 related to this restructuring.

In 2002, the Company recognized a pre-tax charge of $15.0 million related to the restructuring of its Life Companies segment, which has been accounted for under the guidance of EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Approximately $11.7 million of this charge relates to severance and other employee and agent related costs resulting from the elimination of 476 positions, of which 63 were vacant positions. The remaining employees have either been terminated or transferred to other positions within the Company as of June 30, 2004. All levels of employees, from staff to senior management, were affected by the restructuring. Additionally, the Company terminated all life insurance and annuity agent contracts effective December 31, 2002. In addition, approximately $3.3 million of this charge relates to other restructuring costs, consisting of lease and contract cancellations and the present value of idle leased space. As of June 30, 2004, the Company has made payments of approximately $14.7 million related to this restructuring plan, of which approximately $11.8 million relates to severance and other employee related costs. During 2003, the Company eliminated an additional 151 positions related to this restructuring and as of June 30, 2004, 146 of these employees have been terminated and 4 employees have been transferred to other positions within the Company. The Company recorded a pre-tax charge of $7.0 million during 2003, in accordance with Statement No. 146, consisting of $6.7 million of employee related costs and $0.3 million related to contract cancellations. Of this amount, $4.6 million was recording during the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company recorded an additional charge of $1.3 million, of which $0.9 million was employee-related costs and $0.4 million related to contract terminations and other costs. As of June 30, 2004, the Company has made payments of approximately $5.6 million related to this restructuring plan, of which approximately $4.8 million relates to severance and other employee related costs. The plan is substantially complete.

6. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 2004 and 2003, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The current year effective tax rate reflects a $30.3 million benefit resulting from the settlement of disputed items in the company’s federal tax returns filed for 1979 to 1991. The largest of the disputed items relates to deductions taken for increased death benefits pertaining to certain life insurance contracts. The settlement entitles the Company to receive a refund of amounts paid for these years, as well as various tax credits that can be applied to offset federal tax liabilities in other years.

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

The components of net periodic pension cost for pension and other postretirement benefit plans are as follows:

	Quarter Ended June 30,
	2004	2003	2004	2003
(In millions)	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$2.6	$2.9	$0.4	$0.3
Interest cost	7.8	7.6	1.1	1.2
Expected return on plan assets	(6.7)	(5.6)	—	—
Recognized net actuarial loss	5.4	7.3	0.1	0.1
Amortization of transition asset	(0.6)	(0.6)	—	—
Amortization of prior service cost	(0.8)	(0.7)	(0.8)	(0.4)

Net periodic benefit cost	$7.7	$10.9	$0.8	$1.2

	Six Months Ended June 30,
	2004	2003	2004	2003
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$5.1	$5.9	$0.7	$0.7
Interest cost	15.6	15.2	2.2	2.4
Expected return on plan assets	(13.5)	(11.2)	—	—
Recognized net actuarial loss	10.8	14.5	0.2	0.1
Amortization of transition asset	(1.1)	(1.1)	—	—
Amortization of prior service cost	(1.5)	(1.5)	(1.5)	(0.9)

Net periodic benefit cost	$15.4	$21.8	$1.6	$2.3

8. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) June 30, 2004	December 31, 2003
ASSETS
Fixed maturities, at fair value (amortized cost of $494.5 and $496.2)	$510.6	$523.4
Mortgage loans	40.1	40.7
Policy loans	149.0	156.1
Cash and cash equivalents	5.2	9.4
Accrued investment income	12.0	12.3
Deferred policy acquisition costs	5.3	6.1
Deferred federal income taxes	5.7	7.6
Other assets	3.0	4.9

Total assets	$730.9	$760.5

LIABILITIES
Policy liabilities and accruals	$737.1	$749.9
Policyholder dividends	36.3	62.8
Other liabilities	2.5	2.6

Total liabilities	$775.9	$815.3

Excess of Closed Block liabilities over assets designated to the Closed Block	$45.0	$54.8
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax benefit of $3.6 and $5.5	(6.8)	(10.2)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$38.2	$44.6

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
REVENUES
Premiums	$5.9	$6.0	$25.9	$26.9
Net investment income	10.8	11.8	21.7	23.8
Net realized investment (losses) gains	—	(0.7)	0.1	4.3

Total revenues	16.7	17.1	47.7	55.0

BENEFITS AND EXPENSES
Policy benefits	14.8	15.8	40.7	49.6
Policy acquisition expenses	0.4	0.7	0.8	0.4
Other operating expenses	0.1	(0.1)	(0.1)	0.3

Total benefits and expenses	15.3	16.4	41.4	50.3

Contribution from the Closed Block	$1.4	$0.7	$6.3	$4.7

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

9. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during period (net of income tax benefit (expense) of $72.8 million and $19.8 million for the quarters ended June 30, 2004 and 2003 and $41.7 million and $(57.0) million for the six months ended June 30, 2004 and 2003)	$(135.4)	$166.2	$(77.5)	$106.0
Less: reclassification adjustment for losses included in net income (net of income tax (expense) benefit of $(2.7) million and $67.4 million for the quarters ended June 30, 2004 and 2003 and $(8.2) million and $(10.4) million for the six months ended June 30, 2004 and 2003)	5.0	77.6	15.2	19.3

Total available-for-sale securities	(140.4)	88.6	(92.7)	86.7

Unrealized gains (losses) on derivative instruments:
Unrealized holding (losses) gains arising during period (net of income tax benefit (expense) of $1.4 million and $27.8 million for the quarters ended June 30, 2004 and 2003 and $(6.5) million and $(1.9) million for the six months ended, 2004 and 2003)	(2.5)	(19.6)	12.0	3.5
Less: reclassification adjustment for (losses) gains included in net income (net of income tax benefit (expense) of $15.3 million and $29.1 million for the quarters ended June 30, 2004 and 2003 and $9.3 million and $(2.9) million for the six months ended June 30, 2004 and 2003)	(28.5)	(16.9)	(17.4)	5.5

Total derivative instruments	26.0	(2.7)	29.4	(2.0)

Other comprehensive (loss) income	$(114.4)	$85.9	$(63.3)	$84.7

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

The Property and Casualty group manages its operations principally through three segments based upon product and identified as Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines include such property and casualty coverages as personal automobile, homeowners and other personal policies, while Commercial Lines include such property and casualty coverages as workers’ compensation, commercial automobile, commercial multiple peril and other commercial policies. In addition, the Other Property and Casualty segment consists of voluntary pools in which the Company has not actively participated since 1995, AMGRO, Inc. (“Amgro”), the Company’s premium financing business, and Opus Investment Management Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations. Prior to 2004, the operating results of Amgro and Opus were included in the Company’s former Asset Management segment. In addition, during 2004 the Company allocated corporate overhead costs that were previously reported in its former Corporate segment to the four operating segments, including the three segments in the Property and Casualty group. All prior periods presented have been restated to reflect the current organization.

The Life Companies segment consists of the former Allmerica Financial Services segment (“AFS”), the Company’s guaranteed investments contracts (“GIC”) business (formerly part of the Asset Management segment) and the Company’s discontinued group life and health business (the former CRMS segment). Our Life Companies segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, and GICs, as well as certain group retirement products. During 2003, the Company managed this existing life insurance business and also operated an independent broker/dealer business, which distributed third party investment and insurance products. In the fourth quarter of 2003, the Company announced the cessation of the retail business of its independent broker/dealer. The assets and liabilities of the Company’s discontinued group life and health business were previously reported in the Company’s Property and Casualty segment. Also, a portion of corporate overhead costs previously included in the Corporate segment was allocated to the Life Companies segment. All prior periods have been restated to reflect the current organization.

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Segment revenues:
Property and Casualty:
Personal Lines	$412.6	$403.7	$820.3	$804.0
Commercial Lines	209.7	211.3	412.5	420.0
Other Property and Casualty	7.3	7.7	14.1	14.5

Total Property and Casualty	629.6	622.7	1,246.9	1,238.5
Life Companies	146.4	189.7	314.4	413.5
Corporate Debt	0.2	—	0.4	—
Intersegment revenues	(2.8)	(3.1)	(5.6)	(6.1)

Total segment revenues	773.4	809.3	1,556.1	1,645.9
Adjustments to segment revenues:
Net realized investment gains	7.0	13.2	22.7	26.4
Other income	0.7	1.6	1.6	1.4

Total revenues	$781.1	$824.1	$1,580.4	$1,673.7

Segment income before federal income taxes and cumulative effect of change in accounting principle:
Property and Casualty:
Personal Lines:
Statutory underwriting profit (loss)	$8.0	$(26.1)	$(2.3)	$(55.3)
Net investment income	24.8	23.1	48.3	45.6
Fee income	—	—	—	—
Other	3.0	3.2	0.6	7.2

Personal Lines segment income (loss)	35.8	0.2	46.6	(2.5)
Commercial Lines:
Statutory underwriting (loss) profit	(14.5)	8.5	(12.7)	26.1
Net investment income	24.9	23.4	48.6	46.2
Fee income	—	—	—	—
Other	2.2	3.3	3.2	2.3

Commercial Lines segment income	12.6	35.2	39.1	74.6
Other Property and Casualty:
Statutory underwriting loss	(1.0)	(23.6)	(2.1)	(24.6)
Net investment income	0.6	0.6	1.1	1.1
Fee income	6.4	6.8	12.7	13.1
Other	(5.3)	(5.9)	(9.7)	(10.2)

Other Property and Casualty segment income (loss)	0.7	(22.1)	2.0	(20.6)

Total Property and Casualty	49.1	13.3	87.7	51.5
Life Companies	(6.3)	13.5	3.5	11.1
Corporate Debt	(9.9)	(9.9)	(19.9)	(19.9)
Segment income before federal income taxes	32.9	16.9	71.3	42.7
Adjustments to segment income:
Net realized investment gains, net of amortization	6.9	9.5	20.9	17.7
Gains (losses) on derivative instruments	0.3	(0.6)	0.3	0.9
Gains (losses) from retirement of funding agreements and trust instruments supported by funding obligations	—	0.3	(3.2)	5.0
Restructuring costs	(2.2)	(1.3)	(5.5)	(4.6)
Income from sale of universal life insurance business	—	—	—	5.5

Income before federal income taxes and cumulative effect of change in accounting principle	$37.9	$24.8	$83.8	$67.2

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) June 30, 2004	December 31, 2003	(Unaudited) June 30, 2004	December 31, 2003
Property and Casualty (1)	$6,113.8	$6,055.8	$218.4	$220.9
Life Companies (2)	17,551.2	19,057.7	760.7	894.6
Intersegment eliminations	(0.8)	(1.0)	—	—

Total	$23,664.2	$25,112.5	$979.1	$1,115.5

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued operations of $287.2 million and $284.5 million at June 30, 2004 and December 31, 2003, respectively.

11. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Basic shares used in the calculation of earnings per share	53.2	52.9	53.1	52.9
Dilutive effect of securities:
Employee stock options	0.5	0.1	0.5	0.1
Non-vested stock grants	—	—	0.1	—

Diluted shares used in the calculation of earnings per share	53.7	53.0	53.7	53.0

Per share effect of dilutive securities on income before cumulative effect of change in accounting principle	$0.01	—	$0.03	—

Per share effect of dilutive securities on net income	$0.01	—	$0.01	—

12. Stock-Based Compensation Plans

The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations (“APB Opinion No. 25”), in accounting for its stock-based compensation plans, and thus compensation cost is not generally required to be recognized in the financial statements for the Company’s stock options issued to employees. However, costs associated with the issuance of stock options to certain agents who did not qualify as employees were recognized in 2003.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), to stock-based compensation.

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2004	2003	2004	2003
Net income as reported	$32.4	$24.4	$44.5	$61.5
Stock-based compensation expense included in reported net income, net of taxes	0.1	0.6	0.3	2.1
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(2.8)	(3.3)	(4.8)	(7.4)

Net income after effect of Statement No. 123	$29.7	$21.7	$40.0	$56.2

Earnings per share:
Basic - as reported	$0.61	$0.46	$0.84	$1.16

Basic - after effect of Statement 123	$0.56	$0.41	$0.75	$1.06

Diluted - as reported	$0.60	$0.46	$0.83	$1.16

Diluted - after effect of Statement 123	$0.55	$0.41	$0.75	$1.06

13. Commitments and Contingencies

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

Litigation

On July 24, 2002, an action captioned American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company, was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums aggregating $5 million. Plaintiffs, who AFLIAC subsequently identified as engaging in frequent transfers of significant sums between sub-accounts that in its opinion constituted “market timing”, were subject to restrictions upon such trading that AFLIAC imposed in December 2001. Plaintiffs allege that such restrictions constituted a breach of the terms of the annuity contracts. In December 2003, the court granted partial summary judgment to the plaintiffs, holding that at least certain restrictions imposed on their trading activities violated the terms of the annuity contracts. The Company filed a motion for reconsideration and clarification of the court’s partial summary judgment opinion, which was denied on April 8, 2004.

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from the Company’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001.

The Company intends to vigorously defend this matter, and regards plaintiffs claims for lost trading profits as being highly speculative and, in any case, subject to an obligation to mitigate damages. In addition, any damages for lost profits should, in the Company’s view, terminate as a result of the investment management industry’s and regulators’ actions to eliminate market timing, such as implementing “fair value” pricing.

While the monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on the Company’s financial position, in the Company’s judgment, the outcome is not expected to be material to the Company’s financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

Residual Markets

The Company is required to participate in residual markets in various states. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to the workers’ compensation line of business and both the personal and commercial automobile lines of business.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	23
Executive Overview	23
Description of Operating Segments	23-24
Results of Operations	24-25
Segment Income	25-26
Other Items	26-28
Segment Results	28-43
Property and Casualty	28-36
Life Companies	37-43
Investment Portfolio	43-45
Derivative Instruments	46
Income Taxes	46
Critical Accounting Policies	47-48
Statutory Capital of Insurance Subsidiaries	48-49
Liquidity and Capital Resources	49-50
Off-Balance Sheet Arrangements	50
Contingencies	50
Rating Agency Actions	50-51
Forward-Looking Statements	51-52
Glossary of Selected Insurance Terms	53-54

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

Executive Overview

In the first six months of 2004, we continued to execute our strategies for improving the profitability of our personal lines business and for retaining our profitability in, and growing, our commercial lines business. During the first quarter, our A.M. Best ratings were restored to the A- level for our property and casualty companies, which we believe is important for achieving profitable commercial lines growth in the future. In addition, we completed the process of exiting our broker/dealer operations and have focused on managing and reducing our expenses across all of our life insurance operations. We also continue to monitor and improve our statutory capital levels in both our life and property and casualty insurance businesses.

During the first six months of 2004, our segment earnings in the property and casualty business improved significantly compared to the prior year, as we benefited from net premium rate increases across our principal product lines, and lower loss frequency and favorable development of prior years’ loss reserves in personal lines. In addition, prior year results reflected a significant charge from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool that we exited in 1996. There were no similar charges in 2004. These were partially offset by increased expenses as we invest in personnel, product and technology initiatives and growth initiatives, and less favorable development of prior years’ reserves in our commercial lines business. Segment earnings in our life insurance business were unfavorably impacted by losses on our guaranteed minimum death benefit (“GMDB”) hedging program and increased GMDB expenses due to the application of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”).

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

The Life Companies segment consists of the former Allmerica Financial Services segment (“AFS”), our guaranteed investment contract (“GIC”) business (formerly a part of the Asset Management segment), and our discontinued group life and health business (the former Corporate Risk Management Services segment). Our Life Companies segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, GICs and certain group retirement products. During 2003, we managed this existing life insurance business and operated an independent broker/dealer business, which distributed third party investment and insurance products. In the fourth quarter of 2003, we announced the cessation of the retail services of our independent broker/dealer. Also, a portion of corporate overhead costs previously included in our Corporate segment are allocated to the Life Companies segment. All prior periods presented have been restated to reflect the current organization.

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our junior subordinated debentures and our senior debentures.

Results of Operations

Our consolidated net income includes the results of our four operating segments and our corporate debt, which we evaluate on a pre-tax basis. In addition, segment income is adjusted for certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, including net gains or losses on certain derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by highlighting net income attributable to the normal operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

Our consolidated net income for the second quarter of 2004 was $32.4 million, compared to $24.4 million for the same period in 2003. The increase of $8.0 million, or 32.8%, resulted primarily from increased segment income of $16.0 million, partially offset by a $5.6 million change in corresponding federal income taxes. In addition, a decline in net realized investment gains of $2.2 million partially offset this increase.

Consolidated net income for the first six months of 2004 decreased $17.0 million, to net income of $44.5 million, compared to $61.5 million for the first six months of 2003. The decrease is primarily attributable to an after tax charge of $57.2 million related to the implementation of SOP 03-1. Also contributing to the decrease in net income were increased federal income taxes on segment income of $8.7 million and a $5.4 million change in gain (loss) from retirement of funding agreements and trust instruments supported by funding obligations. Partially offsetting these decreases were a $30.3 million favorable federal income tax settlement and a $28.6 million increase in segment income.

The following table reflects segment income and a reconciliation to consolidated net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$35.8	$0.2	$46.6	$(2.5)
Commercial Lines	12.6	35.2	39.1	74.6
Other Property and Casualty	0.7	(22.1)	2.0	(20.6)

Total Property and Casualty	49.1	13.3	87.7	51.5
Life Companies	(6.3)	13.5	3.5	11.1
Corporate Debt	(9.9)	(9.9)	(19.9)	(19.9)

Total segment income before federal income taxes	32.9	16.9	71.3	42.7

Federal income tax (expense) benefit on segment income	(3.8)	1.8	(9.0)	(0.3)
Federal income tax settlement	0.2	—	30.3	—
Net realized investment gains, net of taxes and deferred acquisition cost amortization	4.4	6.6	14.6	14.6
Net gains (losses) on derivative instruments, net of taxes	0.2	(0.4)	0.2	0.6
Gain (loss) from retirement of funding agreements and trust instruments supported by funding obligations, net of taxes	—	0.3	(2.1)	3.3
Restructuring costs, net of taxes	(1.5)	(0.8)	(3.6)	(3.0)
Income from sale of universal life business, net of taxes	—	—	—	3.6

Income before cumulative effect of change in accounting principle	32.4	24.4	101.7	61.5
Cumulative effect of change in accounting principle, net of taxes	—	—	(57.2)	—

Net income	$32.4	$24.4	$44.5	$61.5

Segment Income

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Our segment income before federal income taxes increased $16.0 million, to $32.9 million in the second quarter of 2004. The increase was primarily attributable to a $35.8 million increase in Property and Casualty segment income, offset by a decrease in Life Companies segment income of $19.8 million.

During the second quarter of 2003, Property and Casualty’s segment income reflected a charge of $23.0 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary pool that we exited in 1996. Excluding this charge, Property and Casualty segment income increased $12.8 million, primarily due to net premium rate increases of approximately $34 million in all principal product lines. Contributing to the increase in Property and Casualty segment income was a decline in adverse development of prior years’ loss and loss adjustment expense (“LAE”) reserves of $9.1 million. Additionally, catastrophe losses decreased $6.1 million in the second quarter of 2004. These favorable items were partially offset by increased underwriting expenses of $16.1 million and non-catastrophe claims activity of approximately $9 million. Additionally, a 5.7% decrease in policies in force since June 30, 2003 resulted in declines in premiums and losses, as well as segment income.

Life Companies segment income decreased $19.8 million, to a loss of $6.3 million for the quarter ended June 30, 2004, from income of $13.5 million for the quarter ended June 30, 2003. The decrease was caused primarily by an $18.4 million increase in deferred acquisition cost (“DAC”) amortization, primarily resulting from changes in the equity market. Also contributing to the Life Companies segment loss were losses on the GMDB hedging program and increased GMDB expenses due to the application of SOP 03-1 of $7.2 million. Also, variable universal life benefits increased $3.4 million, primarily attributable to mortality. These decreases were partially offset by expense savings resulting from the cessation of the retail sales operations of our broker/dealer and ongoing expense management efforts.

Our federal income tax expense on segment income was $3.8 million for the second quarter of 2004 compared to an income tax benefit of $1.8 million for the second quarter of 2003. The change in federal income tax expense is primarily the result of lower tax-exempt interest in the current year.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Our segment income before federal income taxes increased $28.6 million, or 67.0%, to $71.3 million in the first six months of 2004, compared to $42.7 million in the first six months of 2003. This increase was primarily attributable to a $36.2 million increase in Property and Casualty segment income, partially offset by a decrease in Life Companies segment income of $7.6 million.

During the first six months of 2003, Property and Casualty’s segment income reflected a charge of $23.0 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary pool that we exited in 1996. Excluding this charge, Property and Casualty segment income increased $13.2 million, primarily due to net premium rate increases of approximately $65 million in all principal product lines. Also contributing to the increase in Property and Casualty segment income in the first six months of 2004 was a decrease in current year non-catastrophe claims activity of approximately $12 million. These favorable items were partially offset by increased underwriting expenses of $28.4 million and catastrophe losses of $3.8 million. Favorable development on prior year’s loss and LAE reserves also decreased $3.5 million. Additionally, a 5.7% decrease in policies in force resulted in declines in premiums and losses, as well as segment income.

Life Companies segment income decreased $7.6 million, to income of $3.5 million for the six months ended June 30, 2004, from income of $11.1 million for the same period in 2003. The decrease was primarily attributable to an increase in DAC amortization of $11.8 million, primarily resulting from changes in the equity market. Also contributing to the decrease in segment income were losses on the GMDB hedging program and increased GMDB expenses due to the application of SOP 03-1 of $5.2 million. These decreases were partially offset by expense savings resulting from the cessation of the retail sales operations of our broker/dealer and ongoing expense management efforts.

Our federal income tax expense on segment income was $9.0 million for the first six months of 2004 compared to $0.3 million for the same period of 2003. The increase in tax expense is primarily the result of lower tax-exempt interest in the current year.

Other Items

In the first six months of 2004, we recorded income of $30.3 million relating to a federal income tax settlement for prior years (see Income Taxes).

Net realized investment gains, net of taxes and deferred acquisition cost amortization were $4.4 million in the second quarter of 2004, primarily due to gains from the sale of fixed maturities and equity securities. During the second quarter of 2003, net realized investment gains, net of taxes and deferred acquisition cost amortization of $6.6 million primarily reflected gains recognized from the sale of both below investment grade and investment grade fixed maturities, partially offset by impairments of fixed maturities. Net realized investment gains, net of taxes and deferred acquisition cost amortization was $14.6 million for both the six months ended June 30, 2004 and 2003. The net realized investment gains in both 2004 and 2003 primarily reflect net gains from the sales of fixed maturities and equity securities, partially offset by impairments of fixed maturities.

In the first six months of 2004, we retired $76.6 million of long-term funding agreement obligations, resulting in a loss of $2.1 million, net of taxes. In the first six months of 2003, we retired $65.6 million of long-term funding agreement obligations of which $12.9 million related to the second quarter. These retirements resulted in gains of $0.3 million and $3.3 million, net of taxes, respectively for the quarter and six months ended June 30, 2003.

In the fourth quarter of 2003, we announced the cessation of our retail operations related to our broker/dealer in our Life Companies segment. During 2002, we began restructuring efforts in our Life Companies segment after we terminated new sales of our proprietary life insurance and annuity products. We recognized $1.5 million and $0.8 million, net of taxes, in the second quarters of 2004 and 2003, respectively, and we recognized $3.6 million and $3.0 million of restructuring costs, net of taxes, in the first six months of 2004 and 2003, respectively. These costs were primarily due to position eliminations related to these actions.

During the first six months of 2003, we recognized incremental income of $3.6 million, net of taxes, from the settlement of post-closing items related to the sale of our universal life business in December 2002, through a 100% coinsurance agreement.

During the first quarter of 2004, we adopted SOP 03-1, which resulted in a charge of $57.2 million, net of taxes. The charge results from new requirements for recognizing guaranteed minimum death benefit and guaranteed minimum income reserves based on various assumptions, including estimates of future market returns and expected contract persistency.

Net income includes the following items (net of taxes) by segment:

	Quarter ended June 30, 2004
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Federal income tax settlement	$—	$—	$—	$0.2	$0.2
Net realized investment gains, net of taxes and deferred acquisition cost amortization (1)	1.9	1.9	0.6	—	4.4
Net gains on derivative instruments	—	—	—	0.2	0.2
Restructuring costs	—	—	—	(1.5)	(1.5)

	Quarter ended June 30, 2003
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses), net of taxes and deferred acquisition cost amortization (1)	$0.8	$0.8	$(0.2)	$5.2	$6.6
Net losses on derivative instruments	—	—	—	(0.4)	(0.4)
Gain from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	0.3	0.3
Restructuring costs	—	—	—	(0.8)	(0.8)

	Six Months ended June 30, 2004
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Federal income tax settlement	$—	$—	$—	$30.3	$30.3
Net realized investment gains, net of taxes and deferred acquisition cost amortization (1)	3.8	3.9	2.8	4.1	14.6
Net gains on derivative instruments	—	—	—	0.2	0.2
Loss from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	(2.1)	(2.1)
Restructuring costs	—	—	—	(3.6)	(3.6)
Cumulative effect of change in accounting principle	—	—	—	(57.2)	(57.2)

	Six Months ended June 30, 2003
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses), net of taxes and deferred acquisition cost amortization (1)	$4.9	$4.9	$(3.2)	$8.0	$14.6
Net gains on derivative instruments	—	—	—	0.6	0.6
Gain from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	3.3	3.3
Restructuring costs	—	0.2	—	(3.2)	(3.0)
Income from sale of universal life business	—	—	—	3.6	3.6

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes corporate eliminations.

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and minority interest and other items which we believe are not indicative of overall operating trends, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Segment revenues
Net premiums written	$580.1	$571.0	$1,141.4	$1,121.5

Net premiums earned	$566.2	$561.8	$1,122.5	$1,116.0
Net investment income	50.3	47.1	98.0	92.9
Other income	13.1	13.8	26.4	29.6

Total segment revenues	629.6	622.7	1,246.9	1,238.5

Losses and operating expenses
Losses and loss adjustment expenses (1)	390.2	435.2	784.2	840.4
Policy acquisition expenses	117.5	113.1	234.6	224.9
Other operating expenses	72.8	61.1	140.4	121.7

Total losses and operating expenses	580.5	609.4	1,159.2	1,187.0

Segment income	$49.1	$13.3	$87.7	$51.5

(1)	Includes policyholders’ dividends of $0.4 million for both quarters ended June 30, 2004 and 2003, and $0.6 million and $0.8 million for the six months ended June 30, 2004 and 2003, respectively.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Property and Casualty’s segment income increased $35.8 million to $49.1 million in the second quarter of 2004. During the second quarter of 2003 we recorded a charge of $23.0 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996. Excluding this charge, segment income increased $12.8 million, or 35.3%. The increase in segment income is primarily attributable to approximately $34 million of net premium rate increases across all principal product lines. Net premium rate increases reflect base rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of the estimated impact of loss inflation and policy acquisition costs. We believe that the property and casualty industry is experiencing competitive pressure with respect to premium rates, both in personal and commercial lines, which could have an adverse impact on premium rates going forward.

Contributing to the increase in segment income is a $9.1 million decrease in adverse development on prior years’ loss and loss adjustment expense reserves, to $0.4 million in the second quarter of 2004 from $9.5 million for the same period in 2003. Segment income also benefited from a decrease in catastrophe losses of $6.1 million, to $15.1 million in the second quarter of 2004 from $21.2 million in the second quarter of 2003. Also, net investment income increased $3.2 million. These favorable items were partially offset by an increase in underwriting expenses of $16.1 million due primarily to higher contingent commissions, technology and employee-related expenses. In addition, segment income was negatively impacted by an increase of approximately $9 million in current year non-catastrophe claims activity, as well as a 5.7% decrease of policies in force since June 30, 2003.

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

We manage this segment’s operations through two lines of business based upon product offerings: Personal Lines and Commercial Lines. Personal Lines include personal automobile, homeowners and other personal policies. Commercial Lines include workers’ compensation, commercial automobile, commercial multiple peril and other commercial policies.

The following table summarizes statutory net premiums written and statutory loss and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Quarter Ended June 30,
	2004		2003
(In millions, except ratios)	Statutory Net Premiums Written	Statutory Loss Ratios (1)	Statutory Net Premiums Written	Statutory Loss Ratios (1)
Personal Lines:
Personal automobile	$261.8	62.5	$270.3	72.7
Homeowners	111.6	47.2	105.2	53.8
Other personal	11.9	38.5	12.4	27.5

Total Personal Lines	385.3	57.7	387.9	66.7

Commercial Lines:
Workers’ compensation	32.3	83.5	31.2	73.6
Commercial automobile	49.1	50.9	45.0	55.7
Commercial multiple peril	87.3	41.8	82.9	44.7
Other commercial	26.2	75.5	23.7	27.7

Total Commercial Lines	194.9	55.8	182.8	50.4

Total	$580.2	57.2	$570.7	65.3

Statutory combined ratio (2):
Personal lines	97.8		106.2
Commercial lines	105.3		95.5
Other Property and Casualty	N/M		N/M
Total	100.6		106.8

(1)	Statutory loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims (excluding catastrophes) compared to premiums earned.
(2)	Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio.

The following table summarizes statutory underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended June 30, 2004				Quarter Ended June 30, 2003
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
Statutory underwriting profit (loss), excluding prior year reserve development and catastrophes	$14.4	$(5.4)	$(1.0)	$8.0	$(0.2)	$13.3	$(0.6)	$12.5
Prior year reserve development favorable (unfavorable)	5.5	(5.9)	—	(0.4)	(12.2)	2.7	(23.0)	(32.5)
Pretax catastrophe losses	(11.9)	(3.2)	—	(15.1)	(13.7)	(7.5)	—	(21.2)

Statutory underwriting profit (loss)	8.0	(14.5)	(1.0)	(7.5)	(26.1)	8.5	(23.6)	(41.2)
Net investment income	24.8	24.9	0.6	50.3	23.1	23.4	0.6	47.1
Fee income	—	—	6.4	6.4	—	—	6.8	6.8
Other	3.0	2.2	(5.3)	(0.1)	3.2	3.3	(5.9)	0.6

Segment income (loss)	$35.8	$12.6	$0.7	$49.1	$0.2	$35.2	$(22.1)	$13.3

Personal	Lines

Personal lines’ net premiums written decreased $2.6 million, or 0.7%, to $385.3 million for the second quarter of 2004. This was primarily the result of a decrease of $8.5 million, or 3.1%, in the personal automobile line, partially offset by an increase of $6.4 million, or 6.1%, in the homeowners line. The decease in the personal automobile line is primarily attributable to a 7.4% decline in policies in force since the second quarter of 2003. The decline is principally a result of our strategies to enhance margins, and in some cases, reduce exposures, in certain states where the regulatory structure is challenging, particularly Massachusetts and New Jersey, where we conduct a significant amount of business. Additionally, in 2003, we decided to exit certain Sponsored Markets (employer and affinity groups) that were unprofitable and not well aligned with our strategy, which has contributed to the decline in policies in force. Also, to a lesser extent, there was a decline in policies in force in Michigan in the second quarter of 2004 as compared to the comparable quarter in 2003. We attribute this decline to certain service issues, which management is currently addressing, together with the impact of rate increases in specific classes of business. The increase in the homeowners line resulted primarily from an 11.0% rate increase in Michigan and a 10.0% rate increase in New York, partially offset by a decrease in overall policies in force.

Personal lines’ statutory underwriting results increased $34.1 million to an underwriting profit of $8.0 million for the second quarter of 2004. The increase in the underwriting results was primarily attributable to approximately $20 million of net premium rate increases during the second quarter of 2004. Additionally, development on prior years’ loss and LAE reserves improved $17.6 million, to $5.5 million of favorable development for the second quarter of 2004, from $12.1 million of adverse development for the same period in 2003. In addition, catastrophe losses decreased $1.8 million, to $11.9 million for the second quarter of 2004, compared to $13.7 million for the same period in 2003. These favorable items were partially offset by an increase of $5.9 million in underwriting expenses for the second quarter of 2004, resulting primarily from higher contingent commissions related to improved underwriting results, technology and employee-related expenses. In addition, a 5.8% decrease in policies in force since the second quarter of 2003 negatively affected underwriting results.

Commercial Lines

Commercial lines’ net premiums written increased $12.1 million, or 6.6%, to $194.9 million for the second quarter of 2004. This was primarily the result of an increase of $4.4 million, or 5.3%, and $4.1 million, or 9.1%, in the commercial multiple peril and commercial automobile lines, respectively. These increases were primarily due to rate increases in all commercial lines since June 30, 2003. Partially offsetting these favorable items, policies in force decreased 3.3%, 2.1%, 1.8% and 10.8% in commercial automobile, workers compensation, commercial multiple peril and other commercial lines, respectively.

Commercial lines’ statutory underwriting results decreased $23.0 million to an underwriting loss of $14.5 million in the second quarter of 2004. The decrease in underwriting results was primarily attributable to increases of approximately $12 and $5 million in underwriting and loss adjustment expenses during the second quarter 2004 compared to the same period in 2003, respectively. The increase in underwriting expenses resulted primarily from higher commissions, technology and employee-related expenses. Also, underwriting results decreased due to an approximately $12 million increase in current year non-catastrophe loss activity. Additionally, development on prior years’ reserves deteriorated $8.4 million, to $5.9 million of adverse development for the second quarter of 2004, from $2.5 million of favorable development for the same period in 2003. Partially offsetting these unfavorable items was approximately $14 million of net premium rate increases during the second quarter of 2004. In addition, catastrophe losses decreased $4.3 million, to $3.2 million for the second quarter of 2004, compared to $7.5 million for the same period in 2003.

Other Property and Casualty

Statutory underwriting results of the Other Property and Casualty segment increased $22.6 million to an underwriting loss of $1.0 million in second quarter of 2004 from an underwriting loss of $23.6 million in the same period of 2003. Prior year underwriting results included a charge of $23 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Property and Casualty’s segment income increased $36.2 million, or 70.3%, to $87.7 million for the six months ended June 30, 2004. During the second quarter 2003 we recorded a charge of $23.0 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996. Excluding this charge, segment income increased $13.2 million, or 17.7%. The increase in segment income is primarily attributable to approximately $65 million of net premium rate increases across all principal product lines. In addition, segment income was favorably impacted by a decrease of approximately $12 million in current year non-catastrophe claims activity. These favorable items were partially offset by an increase in underwriting expenses of $28.4 million due primarily to higher contingent commissions, technology and employee-related expenses. Catastrophe losses also increased $3.8 million, to $36.2 million for the six months ended June 30, 2004, from $32.4 million for the six months ended June 30, 2003. Additionally, favorable development on prior years’ loss and loss adjustment expenses reserves decreased $3.5 million, to $18.7 million for the six months ended June 30, 2004, compared to $22.2 million for the same period in 2003. Policies in force decreased by 5.7% since June 30, 2003.

The following table summarizes statutory net premiums written and statutory loss and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Six Months Ended June 30,
	2004		2003
(In millions, except ratios)	Statutory Net Premiums Written	Statutory Loss Ratios (1)	Statutory Net Premiums Written	Statutory Loss Ratios (1)
Personal Lines:
Personal automobile	$538.5	66.0	$556.1	74.6
Homeowners	192.1	47.6	178.4	55.4
Other personal	20.7	54.2	20.8	29.4

Total Personal Lines	751.3	60.8	755.3	68.6

Commercial Lines:
Workers’ compensation	69.2	75.9	69.1	70.9
Commercial automobile	97.9	49.4	89.0	52.9
Commercial multiple peril	172.9	41.8	162.3	44.6
Other commercial	50.5	53.3	45.2	19.2

Total Commercial Lines	390.5	51.2	365.6	48.3

Total	$1,141.8	57.9	$1,120.9	64.0

Statutory combined ratio (2):
Personal lines	100.8		107.2
Commercial lines	100.3		92.9
Other Property and Casualty	N/M		N/M
Total	101.0		104.6

(1)	Statutory loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims (excluding catastrophes) compared to premiums earned.
(2)	Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio.

The following table summarizes statutory underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles them to GAAP segment income.

	Six Months Ended June 30, 2004				Six Months Ended June 30, 2003
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
Statutory underwriting profit (loss), excluding prior year reserve development and catastrophes	$15.2	$(12.7)	$(2.1)	$0.4	$(24.1)	$5.1	$(1.6)	$(20.6)
Prior year reserve development favorable (unfavorable)	9.0	9.7	—	18.7	(12.7)	34.9	(23.0)	(0.8)
Pretax catastrophe losses	(26.5)	(9.7)	—	(36.2)	(18.5)	(13.9)	—	(32.4)

Statutory underwriting (loss) profit	(2.3)	(12.7)	(2.1)	(17.1)	(55.3)	26.1	(24.6)	(53.8)
Net investment income	48.3	48.6	1.1	98.0	45.6	46.2	1.1	92.9
Fee income	—	—	12.7	12.7	—	—	13.1	13.1
Other	0.6	3.2	(9.7)	(5.9)	7.2	2.3	(10.2)	(0.7)

Segment income (loss)	$46.6	$39.1	$2.0	$87.7	$(2.5)	$74.6	$(20.6)	$51.5

Personal Lines

Personal lines’ net premiums written decreased $4.0 million, or 0.5%, to $751.3 million for the six months ended June 30, 2004. This was primarily the result of a decrease of $17.6 million, or 3.2%, in the personal automobile line, partially offset by an increase of $13.7 million, or 7.7% in the homeowners line. The decrease in the personal automobile line is primarily due to the decline in policies in force since June 30, 2003, as described in the quarterly discussion above. Partially offsetting this decrease were net premium rate increases in both the personal automobile and homeowners lines in substantially all states. The increase in the homeowners line resulted primarily from an 11.0% rate increase in Michigan and a 10.0% rate increase in New York, partially offset by a decrease in overall policies in force.

Personal lines’ statutory underwriting results increased $53.0 million to an underwriting loss of $2.3 million for the six months ended June 30, 2004. The improvement in underwriting results is primarily attributable to approximately $37 million of net premium rate increases. In addition, development on prior years’ loss and loss adjustment expense reserves improved $21.7 million, to $9.0 million of favorable development for the six months ended June 30, 2004, from $12.7 million of adverse development for the same period in 2003. Additionally, underwriting results improved due to approximately $22 million in decreased current accident year loss activity resulting from decreased frequency of non-catastrophe weather related claims in both personal automobile and homeowners lines. These favorable items were partially offset by an increase in underwriting expenses of $13.2 million for the six months ended June 30, 2004 as compared to the same period in 2003, primarily due to higher contingent commissions related to improved underwriting results, technology and employee-related expenses. In addition, catastrophe losses increased $8.0 million, to $26.5 million for the six months ended June 30, 2004, compared to $18.5 million for the same period in 2003. Policies in force decreased 5.8% overall in personal lines since June 30, 2003.

Commercial Lines

Commercial lines’ net premiums written increased $24.9 million, or 6.8%, to $390.5 million for the six months ended June 30, 2004. This was primarily the result of increases of $10.6 million, or 6.5%, and $8.9 million, or 10.0%, in the commercial multiple peril and commercial automobile lines, respectively. These increases were primarily due to net premium rate increases in all of the commercial lines since June 30, 2003. Partially offsetting these favorable items, policies in force decreased 5.4% overall in commercial lines since June 30, 2003.

Commercial lines’ statutory underwriting results decreased $38.8 million to an underwriting loss of $12.7 million for the six months ended June 30, 2004. The deterioration in underwriting results is primarily attributable to a decrease in favorable development on prior years’ loss and loss adjustment expense reserves of $25.2 million, to $9.7 million for the six months ended June 30, 2004, from $34.9 million for the same period in 2003. In addition, underwriting results were negatively impacted by $18.1 million of increased underwriting expenses, primarily due to higher commissions, technology and employee—related expenses. Additionally, underwriting results deteriorated due to approximately $11 million in increased current accident year loss activity. Partially offsetting these unfavorable items was approximately $28 million of net premium rate increases during the six months ended June 30, 2004. In addition, catastrophe losses decreased $4.2 million, to $9.7 million for the six months ended June 30, 2004, compared to $13.9 million for the same period in 2003.

Other Property and Casualty

Statutory underwriting results of the Other Property and Casualty segment increased $22.5 million to an underwriting loss of $2.1 million in the six months ended June 30, 2004 from an underwriting loss of $24.6 million in the same period of 2003. Prior year underwriting results included a charge of $23 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996.

Investment Results

Net investment income increased $3.2 million or 6.8% to $50.3 million for the quarter ended June 30, 2004. The increase in net investment income reflects an increase in average invested assets, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.7% for the second quarter of 2004 compared to 6.1% for the second quarter of 2003 due to the lower prevailing fixed maturity investment rates and a shift to higher credit quality bonds. We expect our investment results will continue to be negatively affected by the lower prevailing fixed maturity investment rates.

Net investment income increased $5.1 million or 5.5% to $98.0 million for the six months ended June 30, 2004. The increase in net investment income reflects an increase in average invested assets, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.7% for the first six months of 2004 compared to 6.2% for the first six months of 2003 due to the lower prevailing fixed maturity investment rates and a shift to higher credit quality bonds.

Reserve for Losses and Loss Adjustment Expenses

Overview of Loss Reserve Estimation Process

We maintain reserves for our property and casualty products to provide for our ultimate liability for losses and loss adjustment expenses (“LAE”) with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, involving actuarial projections at a given point in time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, estimates of future trends in claim severity and frequency, judicial theories of liability and policy coverage, and other factors.

We determine the amount of loss and LAE reserves based on a very complex estimation process that uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, we develop information about the size of ultimate claims based on our historical experience and other available market information. The most significant assumptions, which vary by line of business, that we use in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date and the expected costs to settle unpaid claims. Because the amount of the loss and LAE reserves are sensitive to our assumptions, we do not completely rely on only one estimate to determine our loss and LAE reserves. We develop several estimates using generally recognized actuarial projection methodologies that result in a range of possible loss and LAE reserve outcomes and we adopt the best estimate within that range. We may determine that the low or high end estimate calculated by the method does not represent a reasonable estimate because certain projection methodologies may not result in a reasonable reserve estimate for a particular line of business due to certain underlying data or assumptions. When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly.

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

Loss Reserves By Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into six broader lines of business: personal automobile, homeowners, workers’ compensation, commercial automobile, commercial multiple peril and other lines.

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

	Six Months Ended June 30,
(In millions)	2004	2003
Reserve for losses and LAE, beginning of period	$3,018.9	$2,961.7
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	802.5	837.8
(Decrease) increase in provision for insured events of prior years	(18.7)	0.8

Total incurred losses and LAE	783.8	838.6

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	329.1	367.2
Losses and LAE attributable to insured events of prior years	416.0	489.4

Total payments	745.1	856.6

Change in reinsurance recoverable on unpaid losses	(38.8)	3.1

Reserve for losses and LAE, end of period	$3,018.8	$2,946.8

As part of an ongoing process, we have re-estimated reserves for all prior accident years and the reserves were decreased by $18.7 million for the six months ended June 30, 2004 and increased by $0.8 million for the six months ended June 30, 2003.

The table below summarizes the reserve for losses and LAE by line of business:

(In millions)	June 30, 2004	December 31, 2003
Personal automobile	$1,187.3	$1,184.6
Homeowners and other	194.9	192.7

Total personal	1,382.2	1,377.3
Workers’ compensation	640.7	623.3
Commercial automobile	266.3	277.2
Commercial multiple peril	534.7	549.5
Other commercial	194.9	191.6

Total commercial	1,636.6	1,641.6

Total reserve for losses and LAE	$3,018.8	$3,018.9

Prior Year Development by Line of Business

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly. Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and LAE. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results.

The table below summarizes the change in provision for insured events of prior years by line of business.

	Six Months Ended June 30,
(In millions)	2004	2003
(Decrease) increase in loss provision for insured events of prior years:
Personal automobile	$(5.8)	$12.2
Homeowners and other	(2.0)	3.5

Total personal	(7.8)	15.7
Workers’ compensation	3.9	1.9
Commercial automobile	(4.7)	(2.0)
Commercial multiple peril	(9.3)	(11.9)
Other commercial	10.4	14.0 (1)

Total commercial	0.3	2.0

(Decrease) increase in loss provision for insured events of prior years	(7.5)	17.7
Decrease in LAE provision for insured events of prior years	(11.2)	(16.9)

(Decrease) increase in total loss and LAE provision for insured events of prior years	$(18.7)	$0.8

(1)	Includes a $23.0 million charge resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool that we exited in 1996.

Estimated loss reserves for claims occurring in prior years developed favorably by $7.5 million during the first six months of 2004 and unfavorably by $17.7 million during the first six months of 2003. Unfavorable development during the prior year includes a $23.0 million charge resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool that we exited in 1996. Excluding this charge, estimated loss reserves for claims occurring in prior years developed favorably by $5.3 million during the first six months of 2003. The favorable loss reserve development during the first six months of 2004 was driven by favorable development in personal and commercial automobile, as well as commercial multiple peril. The favorable development in personal and commercial automobile is a result of decreases in both claim frequency and severity. In commercial multiple peril, the favorable development primarily resulted from decreases in claim frequency, which we attribute to our actions to improve the results in this line of business. The favorable loss development in the above lines of business is partially offset by adverse loss development in other commercial lines and workers’ compensation. The adverse loss development in other commercial lines, primarily in commercial umbrella and general liability, reflects recent increases in estimated ultimate losses for these long-tail lines, particularly in the more recent accident years. The adverse loss development in workers’ compensation, which was primarily in accident years 2000 and prior, is the result of the rising cost of medical treatment. The adverse loss reserve development during the first six months of 2003 was primarily the result of the $23.0 million charge in the other commercial line resulting from the aforementioned voluntary pool arbitration decision. Additionally, loss reserve development was affected by an increase in personal automobile claim severity related to medical settlements in Michigan. Partially offsetting these items was favorable development in 2003 in the commercial multiple peril line due to improved claim frequency in the 2002 accident year.

During the first six months of 2004 and 2003, estimated LAE reserves for claims occurring in prior years developed favorably by $11.2 million and $16.9 million, respectively. The favorable development in both periods is primarily attributable to claims process improvement initiatives taken by us during the 1997 to 2001 calendar year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology affecting future claim settlement assumptions, resulting in the recognition of favorable development. The favorable impact on prior accident year LAE reserves begins to lessen as these claim settlement process improvements are recognized in current actuarial assumptions. Since we believe that the impact of these actions has been previously recognized, we expect little or no further favorable LAE prior year reserve development in future quarters from these process improvements. This is reflected in the decline in favorable LAE prior year reserve development for the six months ended June 30, 2004 versus the same period in 2003.

Asbestos and Environmental Reserves

We may be required to defend claims related to policies that include environmental damage and toxic tort liability. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $25.9 million at June 30, 2004 and $24.9 million at December 31, 2003, net of reinsurance of $14.3 million and $15.0 million at June 30, 2004 and December 31, 2003, respectively. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. We estimate our ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, we are not aware of any litigation or pending claims that we believe will result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

In addition, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $45.6 million at both June 30, 2004 and December 31, 2003. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. As part of our pool reserves we participated in Excess and Casualty Reinsurance Association (“ECRA”) from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses and LAE of $2.5 million annually over the past ten years. During 2001, the pool commissioned an independent actuarial review of its then current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, we recorded an additional $33.0 million of losses in the fourth quarter of 2001, which is included in the reported outstanding loss and LAE reserves. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that these reserves will be sufficient.

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

Life Companies

The following table summarizes the results of operations for the Life Companies segment for the periods indicated. In the fourth quarter of 2003, we discontinued the retail sales operations of our broker/dealer, VeraVest Investments, Inc. (“VeraVest”), which sold non-proprietary products through our former life insurance and annuity agency channel. As a result of this decision, other income associated with the brokerage operations and the related other operating expenses are significantly lower than in the past. In addition, this decision was followed by reduced persistency in the first six months of 2004 for the policies that were sold through our former agency distribution channel.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Segment revenues
Premiums	$6.1	$6.6	$26.3	$27.6
Fees:
Fees from surrenders	12.3	14.6	26.1	41.0
Other proprietary product fees	59.0	62.0	121.3	125.9
Net investment income	55.9	70.6	112.8	143.7
Other income (1)	13.1	35.9	27.9	75.3

Total segment revenues	146.4	189.7	314.4	413.5

Policy benefits, claims and losses	65.8	63.4	131.2	139.6
Policy acquisition expenses	31.1	24.4	63.4	84.2
Other operating expenses (2)	55.8	88.4	116.3	178.6

Segment (loss) income	$(6.3)	$13.5	$3.5	$11.1

(1)	Other income includes $5.2 million and $5.9 million for the quarters ended June 30, 2004 and 2003, respectively, and $10.9 million and $12.4 million for the six months ended June 30, 2004 and 2003, respectively, of fees earned from the management of assets for proprietary products. Other income for the quarter and six months ended June 30, 2003 also includes $24.2 million and $50.2 million, respectively, of fees earned from the distribution of non-proprietary insurance products.
(2)	Other expenses include subadvisory fees of $2.4 million and $2.7 million for the quarters ended June 30, 2004 and 2003, respectively, and $5.1 million and $5.8 million for the six months ended June 30, 2004 and 2003, respectively. Other expenses for the quarter and six months ended June 30, 2003 also include brokerage related commissions of $15.6 million and $34.8 million, respectively. The Company no longer sells non-proprietary products through its brokerage sales force.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Life Companies’ segment loss was $6.3 million in the second quarter of 2004 compared to income of $13.5 million in the second quarter of 2003. While certain transactions may impact several income statement line items, the net decrease was primarily the result of an increase of $18.4 million in DAC amortization. In the second quarter of 2003, equity market returns exceeded assumptions in our DAC estimation process, resulting in recognition of reduced DAC amortization of $12.4 million. In contrast, in the second quarter of 2004, equity market returns, redemption patterns and contract costs were unfavorable relative to our assumptions, which increased DAC amortization by $6.0 million. Additionally, derivatives losses associated with the GMDB hedging program and increased GMDB reserve expenses under SOP 03-1, net of DAC, contributed $7.2 million to the loss in the second quarter of 2004. See also “Guaranteed Minimum Death Benefits” below. Also, variable universal life benefits in the second quarter of 2004 increased $3.4 million from the second quarter of 2003, primarily attributable to mortality. These decreases were partially offset by $9.9 million of net expense savings resulting from the cessation of the retail sales operations of VeraVest and ongoing expense management efforts.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Life Companies’ segment income decreased $7.6 million, to $3.5 million in the first six months of 2004. This decrease was primarily the result of an increase in DAC amortization of $11.8 million. In 2003, equity market returns exceeded assumptions in our DAC estimation process; however, the benefit was partially offset by a permanent impairment of the Select and Partner DAC assets in the first quarter, resulting in the recognition of net reduced amortization of $0.7 million. In 2004, equity market returns, redemption patterns and contract costs were unfavorable relative to our assumptions, which increased DAC amortization by $11.1 million. Additionally, net investment income declined $5.3 million from the replacement of high-yield investments with lower yielding, higher quality fixed income securities. Derivative losses associated with the GMDB hedging program and increased GMDB reserve expenses required under SOP 03-1, net of DAC, also reduced Life Companies’ segment income by $5.2 million in the first six months of 2004. See also “Guaranteed Minimum Death Benefits” below. These decreases were partially offset by $19.8 million of net expense savings resulting from the cessation of the retail sales operations of VeraVest and ongoing expense management efforts.

Net Investment Income

Net investment income declined $14.7 million and $30.9 million for the quarter and six months ended June 30, 2004, to $55.9 million and $112.8, respectively. This was primarily due to lower average invested general account assets, principally from annuity redemptions. The decline in net investment income related to redemptions is substantially mitigated by reductions in policy benefits. Excluding the effect of redemptions, net investment income decreased approximately $3 million and $5 million for the quarter and six months ended June 30, 2004, respectively, primarily due to the replacement of high-yield investments with lower yielding, higher quality fixed income securities.

Deferred Acquisition Costs

DAC for variable life products and variable annuities consists of commissions, underwriting costs and other costs that are amortized in proportion to the total gross profits. We estimate that these costs will be earned over the expected life of the insurance contracts to which such costs relate. To estimate the profitability of our insurance contracts, we establish and apply assumptions related to, among other matters, appreciation of account assets, contract persistency and contract costs (such as those related to any GMDB feature). We regularly evaluate these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions. For additional information regarding our accounting policy related to DAC, see “Critical Accounting Policies”.

In the second quarter of 2004, policy acquisition expenses increased $6.7 million, to $31.1 million. This increase is primarily due to equity market returns, the level of redemptions in our former agency distribution channel and GMDB costs diverging from assumptions used in our DAC estimation process, all of which resulted in an increase to DAC amortization of $18.4 million. This increase was partially offset by a $3.6 million decrease in amortization related to previously capitalized sales inducements that have been classified as policy benefits in conformity with the adoption of SOP 03-1. In addition, this increase was offset by lower DAC amortization of $2.2 million, primarily resulting from decreased surrender fees. Also, DAC amortization was reduced by $2.1 million as a result of the GMDB hedging program, discussed below.

In the first six months of 2004, policy acquisition expenses decreased $20.8 million, to $63.4 million. This decline is primarily due to the aforementioned decline in surrender fees as well as other insurance fees, which resulted in a decrease to DAC amortization of $15.8 million in the first six months of 2004, compared to the first six months of 2003. In addition, in the first six months of 2004, $11.0 million of amortization related to the aforementioned previously capitalized sales inducements have been classified as policy benefits. Policy acquisition expenses further decreased due to the impact of SOP 03-1, which resulted in lower DAC amortization of $3.8 million in the first six months of 2004. This decrease was partially offset by the aforementioned equity market returns, the level of redemptions in our former agency distribution channel, and GMDB costs diverging from assumptions used in our DAC estimation process, which resulted in an increase to DAC amortization of $11.8 million in the first six months of 2004, compared to the first six months of 2003.

During the second quarter and first six months of 2003, we had two additional items affecting DAC amortization. First, to facilitate our ongoing recoverability testing for the Partners and Select distribution channels, we refined our methodology concerning the aggregation of annuity contracts for the purpose of estimating future gross profits and current amortization. This refinement resulted in $19.2 million of additional amortization. Second, for all three distribution channels, we revised our estimate of persistency of variable annuity contracts. This was primarily the result of the significant decline in redemptions from the first quarter to the second quarter of 2003. In the aggregate for all distribution channels, redemptions have been relatively consistent with expectations since the second quarter of 2003. This change resulted in a $20.2 million decrease in DAC amortization. Changes in persistency, as well as in the equity market and GMDB costs, may continue to affect DAC amortization in future periods.

Other Operating Expenses

In the second quarter of 2004, other operating expenses decreased $32.6 million, to $55.8 million. The decrease reflects lower commissions, distribution and insurance operation expenses related to the decision to discontinue retail sales operations of VeraVest and ongoing expense management efforts.

Included in other operating expenses of $55.8 million is $12.6 million of interest expense related to trust instruments supported by funding obligations, $5.9 million of derivatives losses in connection with the GMDB hedging program and $2.3 million of brokerage and investment management variable expenses. Of the remaining $35.0 million of other operating expenses, we estimate that approximately 35% vary directly with policy count and we expect to manage these expenses down over time as the policy count decreases. The balance of these expenses are relatively fixed and primarily associated with technology, finance, human resources and legal activities that do not decline proportionally with policy count. These expenses also include allocations of corporate overhead.

In the first six months of 2004, other operating expenses decreased $62.3 million, to $116.3 million. The decrease reflects lower commission, distribution and insurance operation expenses related to the decision to discontinue retail sales operations of VeraVest. Partially offsetting the lower distribution and insurance operation expenses was an $11.3 million pre-tax loss on the derivative contracts in connection with the GMDB hedging program.

GIC Derivative Instruments

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. These hedges resulted in a $5.4 million reduction in net investment income during the second quarter of 2004, as compared to a $1.5 million reduction in net investment income during the second quarter of 2003. Additionally, these hedges resulted in a $10.9 million reduction in net investment income during the first six months of 2004, as compared to a $3.0 million reduction in net investment income during the first six months of 2003. These reductions were offset by similar reductions in GIC interest credited during the second quarter of 2004 and 2003, and the six months ended June 30, 2004 and 2003.

The increased effect of derivative instruments was primarily due to new swap contracts entered into to replace the futures contracts that did not qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, and were therefore deemed “ineffective”. The “ineffective” futures contracts resulted in a $2.8 million reduction in other income during the second quarter of 2003. In addition, “ineffective” futures contracts resulted in a $6.8 million decrease in other income during the first six months of 2003. The new foreign currency swaps are “effective” hedges for accounting purposes; thus, they had no impact on other income in the second quarter and the first six months of 2004. While we do not currently expect fluctuations to other income to recur, there can be no assurances that we will not experience losses from ineffective hedges in the future.

Guaranteed Minimum Death Benefits

The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate (most commonly 5% annually), the highest historical account value on a contract anniversary, or more typically the greatest of these values. If the GMDB is higher than the current account value at the time of death, we incur a cost equal to the difference. As of June 30 and March 31, 2004, the difference between the GMDB and the current account value (the “net amount at risk”) for all existing contracts was approximately $2.4 billion, compared to approximately $2.6 billion at December 31, 2003. The decrease was the result of an increase in equity market values during the six months ended June 30, 2004, as well as surrenders, which result in forfeitures of the GMDB benefit. For each one percent increase or decrease in the S&P 500 Index from June 30, 2004 levels, the net amount at risk is estimated to decrease or increase, respectively, by approximately $50 million to $70 million. Other factors, such as interest rates and the relative performance of our funds, may also affect the net amount at risk.

On January 1, 2004, we adopted Statement of Position 03-1. SOP 03-1 provides guidance for, among other items, determining liabilities for GMDB costs. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions including, among other items, mortality, estimates of future market returns and expected contract persistency. On January 1, 2004, we recorded an $88.0 million pre-tax charge to earnings, reflected in the cumulative effect of a change in accounting principle in the Consolidated Statements of Income. This reflects adjustments to both our GMDB reserve and our DAC asset, as well as additional reserves required for our product features. The reserve calculation required under SOP 03-1 resulted in an increase of GMDB expenses of $3.4 million in the second quarter of 2004, and a reduction of GMDB expense of $2.3 million in the first six months of 2004, subsequent to the adoption of SOP 03-1. Subsequent changes in the reserve will continue to be included in segment income. Future changes in market levels, persistency of existing accounts, including the effect on the age distribution, specific fund performance, interest rates, mortality and other factors, may result in material changes to GMDB costs and related expenses.

On December 3, 2003, we implemented a hedging program for our in-force variable annuity policies with GMDB features. The program’s primary purpose is to provide us with an economic hedge against increased GMDB claims which could arise from declines in the equity market below levels at December 3, 2003. Also, the program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. The hedge program does not provide protection from the GMDB cost associated with the net amount at risk of $2.7 billion in existence on December 3, 2003. Over time, the actual amount of the unhedged economic cost will vary depending on equity market levels, redemption rates, and certain GMDB product features, such as roll-up (net deposits accumulated at a specified rate) or ratchet (highest historical account value on a contract anniversary). (See also, Note 3, Adoption of Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts for further information).

As the block of annuity contractholders ages, if equity markets do not appreciate over time, our mortality costs, as a percentage of the net amount at risk, will increase due to premium increases related to the GMDB mortality reinsurance program. The mortality reinsurance program, which extends until 2012, provides protection against adverse mortality experience but not against the increasing age of annuitants. The hedge program also does not protect against the reduction in proprietary product fees and cash flow which would result from the reduction in net account balances following a decline in the equity market.

We also expect that the hedge program will partially offset the volatility associated with the GMDB reserve caused by equity market changes. If the equity market declines, we believe that gains on the hedge derivatives will partially offset any increases in the GMDB reserve required under SOP 03-1. Alternately, if the equity market rises, we expect a decrease in the GMDB reserve to be partially offset by losses from the hedge derivatives. There can be no assurance that the hedge program will be effective in offsetting the costs of GMDB and related expenses.

The program utilizes a dynamic hedging approach involving exchange traded futures contracts. Under the program, hedge contracts are expected to generate cash to fund increases in the GMDB claims resulting from declines in the equity market. As part of the program, investment returns of a majority of the funds underlying our variable annuity products were correlated with widely followed indices which have exchange traded futures contracts. There can be no assurance that the returns of the underlying funds will be perfectly correlated to the returns of the indices. For example, in the second quarter, our international fund performance was notably lower than that of its targeted index. Also, certain market risks such as those relating to interest rates have not been hedged; such interest rate risk is predominantly in separate accounts which have underlying bond funds, which represent approximately 11% of separate account assets as of June 30, 2004. As interest rates rise, account values decrease, and the net amount at risk and associated reinsurance premium increase. Consequently, the program is expected to generate increased expenses in a rising interest rate environment.

In connection with the GMDB hedging program, we incurred $5.9 million and $11.3 million in pre-tax losses on the derivative contracts in the second quarter and first six months of 2004, respectively. The pre-tax loss in the second quarter of 2004 was further increased due to higher GMDB expenses of $3.4 million. The pre-tax loss in the first six months of 2004 was partially offset by a reduction in GMDB expense of $2.3 million. These losses were also partially offset by reduced DAC amortization of $2.1 million and $3.8 million in the second quarter and first six months of 2004, respectively. These items are the result of the combined effects of equity market returns, interest rates, persistency and other factors between December 31, 2003 and June 30, 2004, and are included in segment income.

The following table provides a reconciliation of our beginning and ending reserve for GMDB utilizing generally accepted accounting principles. These reserves differ from the statutory GMDB reserves disclosed in the section “Statutory Capital of Insurance Subsidiaries”, which are calculated using prescribed statutory accounting principles.

	Quarter Ended		Six Months Ended	Quarter Ended	Six Months Ended
(In millions)	June 30, 2004	March 31, 2004	June 30, 2004	June 30, 2003 (1)	June 30, 2003 (1)
Reserve for GMDB, beginning of period	$97.2	$26.2	$26.2	$55.9	$81.2
Adoption of SOP 03-1	—	80.6	80.6	—	—
Provision for GMDB:
GMDB expense incurred	12.3	12.6	24.9	11.4	23.0
Market volatility (2)	3.4	(5.7)	(2.3)	—	—

	15.7	6.9	22.6	11.4	23.0
Claims, net of reinsurance (3):
Claims from policyholders	(18.4)	(19.6)	(38.0)	(25.8)	(55.7)
Claims ceded to reinsurers (4)	16.5	18.8	35.3	21.2	39.6

	(1.9)	(0.8)	(2.7)	(4.6)	(16.1)

GMDB reinsurance premiums paid (3)	(16.2)	(15.7)	(31.9)	(21.3)	(46.7)

Reserve for GMDB, end of period	$94.8	$97.2	$94.8	$41.4	$41.4

(1)	Does not reflect adoption of SOP 03-01, which was implemented effective January 1, 2004.
(2)	Market volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality and other factors that are assumptions within the GMDB reserving model.
(3)	We maintain a GMDB mortality reinsurance program covering the incidence of mortality on variable annuity policies. We pay the reinsurers monthly premiums based on variable annuity net amount at risk in exchange for reimbursement of the net amount at risk portion of qualified cash claims. These premiums are significantly lower on products sold through our former agency channel due to the lower average age of the business. We retain the market risk associated with the net amount at risk on the variable annuity business.
(4)	Claims ceded to reinsurers exclude those contracts with a date of death prior to December 1, 2002 and certain other claims.

Annuity Account Values and Redemptions

The following tables summarize annuity account values and redemption activity for the Life Companies segment according to the three distribution channels we used prior to discontinuing sales of proprietary products in the fourth quarter of 2002. Redemptions include both full policy and partial policy surrenders, withdrawals and death benefits (to the extent equal to account value).

	Quarter Ended
	June 30, 2004				March 31, 2004
			Redemptions (2)				Redemptions (2)
(In millions)	Account Values (1)	Average Age (4)	Amount	Rates	Account Values (1)	Average Age (4)	Amount	Rates
Agency	$4,188.4	61	$304.9	31%	$4,364.3	61	$334.9	32%
Select	2,781.2	70	96.3	14	2,852.3	70	125.1	18
Partners	4,374.7	73	154.7	15	4,526.0	73	174.1	16

Total	$11,344.3	68	$555.9	20%	$11,742.6	68	$634.1	22%

	Quarter Ended
	June 30, 2003
			Redemptions (2)
(In millions)	Account Values (1)	Average Age (4)	Amount	Rates
Agency	$4,098.3	61	$259.4	25%
Select	2,671.5	69	130.7	19
Partners	4,117.0	73	162.4	15

Total	$10,886.8	67	$552.5	20%

	Six Months Ended June 30,
	2004				2003
			Redemptions (2)				Redemptions (2)
(In millions)	Account Values (3)	Average Age(4)	Amount	Rates	Account Values (3)	Average Age(4)	Amount	Rates
Agency	$4,364.3	61	$639.8	31%	$4,623.6	61	$689.8	31%
Select	2,852.3	70	221.4	16	2,995.3	69	398.5	28
Partners	4,526.0	73	328.8	15	4,507.2	72	454.6	21

Total	$11,742.6	68	$1,190.0	21%	$12,126.1	67	$1,542.9	26%

(1)	Account values at June 30 reflect market values as of April 1 of the year indicated; account values at March 31 reflect market values as of January 1 of the year indicated.
(2)	Redemptions reflect activity for the period indicated. Redemption rates are annualized based on the average account value in the period.
(3)	Account values at June 30 reflect market values as of January 1 of the year indicated.
(4)	Average age is based upon the account value at the beginning of the period indicated.

Redemption levels in the second quarter of 2004 were consistent with the second quarter of 2003. Redemption levels in the second quarter of 2004 and the first six months of 2004 were lower than those in the first quarter of 2004 and the first six months of 2003, respectively. The higher levels of redemptions in those periods is attributable to the lower financial strength ratings of our Life Companies at those times and the effects of the cessation of sales of proprietary products in the fourth quarter of 2002. Also, our mix of product surrenders was unfavorable in the current quarter because a higher proportion of the total surrenders came from our former agency distribution channel. This channel has a lower average age of annuitant than the other channels. Therefore, if the higher relative surrender rates in this channel continue, our mortality costs as a percentage of overall net amount at risk will increase. Notwithstanding the recent redemption patterns, we believe that our current overall DAC assumptions include reasonable redemption levels. However, we cannot provide assurance that ultimately redemptions will not differ from our assumptions. Such differences could materially, adversely affect DAC amortization in future periods, as well as GMDB costs and reserves, and segment income excluding certain non-cash items.

Life Companies Segment Income Excluding Certain Non-Cash Items

In addition to our review of segment income, beginning in 2003, we also began utilizing an alternative non-GAAP method of viewing our Life Companies business. We adjust the segment income for the Life Companies for various non-cash items. We believe this measure allows for the review of the performance of this business based on the current cash operations. In addition, this measure provides us with information regarding cash flows of this business that we can use in assessing the funding requirements to support these operations and any excess cash the business may be generating. However, this measure does not reflect statutory earnings or increases in statutory surplus or amounts available to dividend from the life insurance companies. In addition, all dividends from our life insurance companies are subject to regulatory approval.

We adjust segment income for DAC because the cash payments related to the acquisition of the remaining business were made in prior years. Since we are no longer selling the products that generated these deferred costs, we do not expect significant future cash payments associated with DAC. Additionally, we adjust segment income for the change in our GMDB reserve because this change represents the difference between the cash GMDB payments and the related expense reflected in segment income. The items excluded from segment income, including DAC amortization, the change in our GMDB reserve, depreciation and amortization of certain assets, and asset impairments may be significant in understanding and assessing our financial performance. Segment income excluding certain non-cash items, should not be construed as a substitute for segment income or net income determined in accordance with GAAP.

Although this measure excludes DAC amortization and changes in the GMDB reserves, it is sensitive to movements in the equity market. The primary drivers of this sensitivity are gains or losses on the GMDB hedging program derivatives, changes in the net amount at risk and the associated reinsurance premiums, and the fee income generated by separate account balances. This measure is also sensitive to surrender and withdrawal rates (which increase fees at the time of surrender if policies are within the surrender charge period, but result in lower ongoing proprietary product fees) and changes in surrender patterns, which may impact fees and GMDB costs. A sustained declining or flat equity market would result in declining fees as a result of the equity market and surrenders, while the aging annuitant base would result in higher GMDB costs. In certain equity market scenarios, such results could cause this measure to become negative and cause statutory losses which would reduce statutory capital.

The following tables provide a reconciliation of segment (loss) income before taxes to segment income excluding certain non-cash items.

	Quarter Ended
(In millions)	June 30, 2004	March 31, 2004	June 30, 2003
Segment (loss) income	$(6.3)	$9.8	$13.5
Deferred acquisition cost operating amortization and amortization of sales inducements, net	33.6	38.0	20.8
Property, plant and equipment depreciation, net	0.9	0.9	2.4
Statement of Position 98-1 amortization, net	1.1	1.2	0.8
Change in guaranteed minimum death benefit reserves	(2.4)	(9.6)	(14.5)

Total segment income excluding certain non-cash items	$26.9	$40.3	$23.0

	Six Months Ended June 30,
	2004	2003
Segment income	$3.5	$11.1
Deferred acquisition cost operating amortization and amortization of sales inducements, net	71.6	79.2
Property, plant and equipment depreciation, net	1.8	1.4
Statement of Position 98-1 amortization, net	2.3	1.9
Change in guaranteed minimum death benefit reserves	(12.0)	(39.8)

Total segment income excluding certain non-cash items	$67.2	$53.8

Segment income excluding certain non-cash items decreased $13.4 million, to $26.9 million in the second quarter of 2004, compared to $40.3 million in the first quarter of 2004. The decrease is primarily due to lower fees, resulting from lower asset levels principally due annuity redemptions and a decline in surrender fees. Also, the decrease is due to higher variable universal life benefits mainly attributable to mortality and to favorable Closed Block activity that occurred in the first quarter of 2004. Segment income excluding certain non-cash items increased $3.9 million, to $26.9 in the second quarter of 2004, compared to $23.0 million in the second quarter of 2003. The increase is primarily due to lower expenses as a result of the cessation of the retail sales operations of VeraVest and ongoing expense management efforts, partially offset by lower fees, including surrender fees. For similar reasons, segment income excluding certain non-cash items increased $13.4 million to $67.2 million in the first six months of 2004, compared to $53.8 million in the first six months of 2003. Segment income including certain non-cash items also includes $5.9 million and $11.3 million of losses on GMDB hedging program derivatives in the second quarter and first six months of 2004, respectively.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	June 30, 2004		December 31, 2003
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$7,592.7	91.4%	$7,646.5	89.3%
Equity securities (1)	15.8	0.2	15.3	0.2
Mortgage loans	156.7	1.9	175.1	2.0
Policy loans (1)	260.5	3.1	268.0	3.1
Cash and cash equivalents (1)	216.2	2.6	380.5	4.5
Other long-term investments	65.6	0.8	80.7	0.9

Total	$8,307.5	100.0%	$8,566.1	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $258.6 million, or 3.0%, to $8.3 billion during the first six months of 2004, primarily as a result of decreases in cash and cash equivalents of $164.3 million, and fixed maturities of $53.8 million. Cash and cash equivalents decreased primarily as a result of group annuity contract redemptions, as well as the retirement of certain long-term funding agreements in our Life Companies segment. Fixed maturities decreased primarily as a result of market value depreciation in these securities due to movements in interest rates during the first six months of 2004, and the maturity of certain long-term funding agreements in the Life Companies segment. These decreases were partially offset by the increased purchases of fixed maturities due to improved segment income in the Property and Casualty segment.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 93.4% at June 30, 2004 and 94.0% at December 31, 2003 of our total fixed maturity portfolio.

The following table provides information about the credit quality of our fixed maturities at June 30, 2004 and December 31, 2003:

(In millions)		June 30, 2004		December 31, 2003
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
1	Aaa/Aa/A	$4,678.9	$4,732.1	$4,702.6	$4,859.9
2	Baa	2,309.0	2,360.6	2,221.7	2,329.8
3	Ba	264.4	273.3	225.4	235.8
4	B	155.4	158.2	140.4	149.8
5	Caa and lower	44.8	51.9	40.2	54.0
6	In or near default	14.3	16.6	16.0	17.2

Total fixed maturities		$7,466.8	$7,592.7	$7,346.3	$7,646.5

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.8% for June 30, 2004 and 6.2% for June 30, 2003. This decline reflects lower prevailing fixed maturity investment rates, and an increased emphasis on higher credit quality fixed maturities. We expect that lower prevailing fixed maturity investment rates in the current interest rate environment will continue to negatively affect our investment yield.

At June 30, 2004, $203.1 million of our fixed maturities were invested in traditional private placement securities, as compared to $247.5 million at December 31, 2003. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $2.3 million of realized losses on other-than-temporary impairments of fixed maturities for the first six months of 2004, as compared to $42.7 million for the first six months of 2003, resulting from our exposure to below investment grade securities. For the first six months of 2004, all of the other-than-temporary impairments of fixed maturities were related to the airline/transportation sector. Other-than-temporary impairments of fixed maturities for the first six months of 2003 included $18.8 million related to the airline/transportation sector; $8.4 million related to securitized investments; $7.4 million related to the industrial sector; and $4.7 million related to the consumer non-cyclical sector. In addition, we recognized $0.1 million of realized losses on other-than-temporary impairments of equity securities for the first six months of 2004, as compared to $0.3 million for the first six months of 2003.

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

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position:

	June 30, 2004		December 31, 2003
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
0-6 months	$53.8	$2,195.8	$17.8	$1,023.5
7-12 months	14.2	228.3	15.7	331.7
Greater than 12 months	16.2	210.8	4.9	96.3

Total investment grade fixed maturities	84.2	2,634.9	38.4	1,451.5

Below investment grade fixed maturities:
0-6 months	8.7	154.4	1.2	38.5
7-12 months	2.1	16.3	2.5	8.2
Greater than 12 months	3.3	8.0	5.7	37.1

Total below investment grade fixed maturities	14.1	178.7	9.4	83.8
Equity securities	0.2	1.8	0.1	1.8

Total fixed maturities and equity securities	$98.5	$2,815.4	$47.9	$1,537.1

We had $98.5 million of gross unrealized losses on fixed maturities and equity securities at June 30, 2004, as compared to $47.9 million at December 31, 2003. The growth in unrealized losses is consistent with the rise in interest rates in the first six months of 2004. Approximately $17.3 million of the gross unrealized losses at June 30, 2004 relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, compared to $9.9 million at December 31, 2003. At both June 30, 2004 and December 31, 2003, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary as it is our assessment that these securities will recover in the near-term. Furthermore, as of June 30, 2004, we had the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in fair value. The risks inherent in the assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the underlying loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at June 30, 2004 and December 31, 2003. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

(In millions)	June 30, 2004	December 31, 2003
Due in one year or less	$0.8	$2.0
Due after one year through five years	7.8	4.6
Due after five years through ten years	49.2	22.0
Due after ten years	40.5	19.2

Total fixed maturities	98.3	47.8
Equity securities	0.2	0.1

Total fixed maturities and equity securities	$98.5	$47.9

We had fixed maturity securities with a carrying value of $31.0 million on non-accrual status at June 30, 2004, as compared to $28.6 million on non-accrual status at December 31, 2003. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $3.4 million for the six months ended June 30, 2004, as compared to a reduction of $5.4 million for the six months ended June 30, 2003. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

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

On December 3, 2003, we implemented an economic hedging program involving exchange traded futures contracts to hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003 (See Life Companies – Guaranteed Minimum Death Benefits). The program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. During the second quarter of 2004, we recognized $5.9 million in losses, reflected in Life Companies segment income, as a result of this program. Similarly, for the six months ended June 30, 2004, we recognized $11.3 million in losses, also reflected in Life Companies segment income. The program was not in place during the first six months of 2003. The GMDB hedges do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

We recognized $0.7 million of net realized losses on derivatives during the second quarter of 2004, as compared to $2.0 million of net realized gains on derivatives in the second quarter of 2003. Additionally, we recognized $0.7 million of net realized losses on derivatives during the six months ended June 30, 2004, as compared to $4.2 million of net realized losses during the six months ended June 30, 2003. Both the realized gains during the second quarter of 2003 and the realized losses during the six months ended June 30, 2003, were primarily due to the termination of derivative instruments used to hedge funding agreements in response to the retirement of long-term funding agreements at discounts.

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

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

The provision for federal income taxes before the cumulative effect of a change in accounting principle was $5.5 million during the second quarter of 2004 compared to $0.4 million during the same period in 2003. These provisions resulted in consolidated effective federal tax rates of 14.5% and 1.6% for the quarters ended June 30, 2004 and 2003, respectively. The increase from the prior year is primarily due to a reduced level of tax-exempt interest in the current year. We have been gradually reducing the proportion of tax-exempt securities in our portfolio of fixed income securities.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The provision for federal income taxes before the cumulative effect of a change in accounting principle was a benefit of $17.9 million during the first six months of 2004 compared to an expense of $5.7 million during the same period in 2003. These provisions resulted in consolidated effective federal tax rates of (21.4)% and 8.5% for the six months ended June 30, 2004 and 2003, respectively. The current year effective tax rate reflects a $30.3 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1979 to 1991. The largest of the disputed items relates to deductions taken for increased death benefits pertaining to certain life insurance contracts existing in 1982 and 1983. The settlement entitles us to receive a refund of amounts paid for these years, as well as various tax credits that can be applied to offset federal tax liabilities in other years.

Absent the aforementioned $30.3 million benefit, the effective tax rate in the current year was 14.8%. The increase from the prior year is primarily due to the aforementioned reduced level of tax-exempt interest in the current year.

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

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are statutory GMDB reserves, Total Adjusted Capital and RBC ratios for our life insurance subsidiaries and for Hanover, as applicable, as of June 30, 2004, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

	Statutory GMDB Reserves (3)
(In millions, except ratios)	Gross of Reinsurance	Net of Reinsurance	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
AFLIAC (1)	$141.6	$104.2	$592.0	$138.3	$69.1	428%	857%
FAFLIC	3.3	2.5	196.9	71.3	35.6	276%	553%
Hanover (2)	N/A	N/A	1,061.1	424.2	212.1	250%	500%

(1)	AFLIAC’s Total Adjusted Capital includes $196.9 million related to its subsidiary, FAFLIC.
(2)	Hanover’s Total Adjusted Capital includes $564.1 million related to its subsidiary, Citizens.
(3)	AFLIAC GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.

The total adjusted statutory capital position of our life companies continued to improve during the first six months of 2004, increasing from $553.4 million at December 31, 2003 to $592.0 million at June 30, 2004. This increase includes a $30.3 million benefit related to the favorable settlement of prior years’ tax liabilities (see Income Taxes). Statutory GMDB reserves, and thus total adjusted capital and RBC ratios, are highly sensitive to equity market conditions. A sustained declining or flat equity market would result in declining fees as a result of the equity market and surrenders, while the aging annuitant base would result in higher GMDB costs. In certain equity market scenarios, such results could cause this measure to become negative and cause statutory losses which would reduce statutory capital.

The improvement of our life companies’ RBC ratios reflect lower required risk based capital primarily as a result of lower deposit fund reserves and group annuity contracts. Additionally, lower required statutory GMDB reserves as a result of improvements in the equity market and surrender activity contributed to the improvement in our RBC ratios.

Liquidity and Capital Resources

Net cash used for operating activities was $39.1 million during the first six months of 2004 compared to $263.3 million during the same period in 2003. The $224.2 million decline in cash used for operating activities was primarily due to lower net loss and LAE payments in the property and casualty business. Cash outflows in 2003 included the settlement of an approximately $100 million payable related to the sale of our universal life insurance business. In addition, net cash outflows decreased in 2004 due to lower net payments from the general account as a result of fewer annuity contract redemptions in the Life Companies. Additionally, we received a $30.3 million federal income tax settlement in 2004, which contributed to the decline in net cash outflows.

Net cash provided by investing activities was $94.2 million during the first six months of 2004, compared to $346.7 million for the same period of 2003. During 2004, cash was primarily provided by net sales of fixed maturities and other investment assets, resulting from funding agreement withdrawals and general account annuity redemptions in the Life Companies segment. These were partially offset by purchases of fixed maturities, resulting from improved segment income in the Property and Casualty segment. During 2003, net sales of fixed maturities were required primarily to fund increased annuity surrenders in the Life Companies segment.

Net cash used in financing activities was $219.4 million during the first six months of 2004, compared to $121.7 million for the same period of 2003. The $97.7 million increase in cash used in 2004 is primarily due to increased retirements of net funding agreements, including retirements from trust instruments supported by funding obligations.

At June 30, 2004, AFC, as a holding company, holds $59.4 million of cash and investments. We believe our holding company holds assets sufficient to meet its obligations through the remainder of 2004, which consists of interest on our senior debentures and junior subordinated debentures totaling $13.0 million, net of federal income taxes. Therefore, we currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2004 holding company obligations. AFC did not receive any dividends from its insurance subsidiaries during the first six months of 2004.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. In addition, we had no commercial paper borrowings as of June 30, 2004 and we do not anticipate utilizing commercial paper in 2004. Debt ratings downgrades in prior years continue to preclude or adversely affect the cost and availability of credit lines, commercial paper and other additional debt and equity financing.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies

On July 24, 2002, an action captioned American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company, was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums aggregating $5 million. Plaintiffs, who AFLIAC subsequently identified as engaging in frequent transfers of significant sums between sub-accounts that in our opinion constituted “market timing”, were subject to restrictions upon such trading that we imposed in December 2001. Plaintiffs allege that such restrictions constituted a breach of the terms of the annuity contracts. In December 2003, the court granted partial summary judgment to the plaintiffs, holding that at least certain restrictions imposed on their trading activities violated the terms of the annuity contracts. We filed a motion for reconsideration and clarification of the court’s partial summary judgment opinion, which was denied on April 8, 2004.

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from our alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001.

We intend to vigorously defend this matter, and regard plaintiffs claims for lost trading profits as being highly speculative and, in any case, subject to an obligation to mitigate damages. In addition, any damages for lost profits should, in our view, terminate as a result of the investment management industry’s and regulators’ actions to eliminate market timing, such as implementing “fair value” pricing. While the monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

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

On July 29, 2004, Moody’s upgraded the financial strength ratings of our property and casualty companies, currently rated at Baa2 (Adequate) to Baa1 (Adequate). In addition, Moody’s raised our senior debt rating from Ba3 (Questionable) to Ba1 (Questionable). All ratings from Moody’s were assigned a stable outlook.

On June 8, 2004, Standard & Poor’s Rating Services upgraded the financial strength rating of our life companies from B+ (Weak) to BB (Marginal), and reaffirmed the financial strength ratings of our property and casualty companies of BBB+ (Good). In addition, Standard and Poor’s raised our senior debt rating from BB- (Marginal) to BB (Marginal), and our Capital Securities rating from B- (Weak) to B (Weak).

In April 2004, Moody’s upgraded the financial strength rating outlook for our property and casualty companies, currently rated at Baa2 (Adequate), to a positive outlook and re-affirmed the financial strength ratings of the life companies at Ba1 (Questionable) with a stable outlook.

During January 2004, A.M. Best Co. upgraded the financial strength ratings of our property and casualty companies to A- (Excellent) from B++ (Very Good) and life insurance companies to B+ (Very Good) from B- (Fair). In addition, A.M. Best upgraded our senior debt rating to bb+ from bb, our Capital Securities rating to b+ from bb- and our short-term debt rating to AMB-3 from AMB-4 . All ratings from A.M. Best were assigned a “stable” outlook.

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

Risks Relating to Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) heightened competition, including the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (ii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring and recent and future changes affecting the tax treatment of insurance and annuity products, as well as continued compliance with state and federal regulations; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) the inability to attract, or the loss or retirement of key executives; (vii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best; (ix) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (x) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (xi) losses resulting from our participation in certain reinsurance pools; (xii) defaults or impairments of debt securities held by us; (xiii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels; (xiv) the effects of our restructuring actions, including any resulting from the cessation of retail sales through VeraVest or from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; and (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

In addition, with respect to our Life Companies segment, we have provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses and DAC amortization and net amount at risk. This information is an estimation only and is based upon matters in effect on June 30, 2004. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

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

Guaranteed Minimum Death Benefit (GMDB) – A contract feature, which provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values.

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

PART I – FINANCIAL INFORMATION

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003, included in our Form 10-K for the year ended December 31, 2003. There have been no material changes in the first six months of 2004 to such risks or our management of such risks.

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

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

On July 24, 2002, an action captioned American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company, was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums aggregating $5 million. Plaintiffs, who AFLIAC subsequently identified as engaging in frequent transfers of significant sums between sub-accounts that in our opinion constituted “market timing”, were subject to restrictions upon such trading that we imposed in December 2001. Plaintiffs allege that such restrictions constituted a breach of the terms of the annuity contracts. In December 2003, the court granted partial summary judgment to the plaintiffs, holding that at least certain restrictions imposed on their trading activities violated the terms of the annuity contracts. We filed a motion for reconsideration and clarification of the court’s partial summary judgment opinion, which was denied on April 8, 2004.

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from our alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001.

We intend to vigorously defend this matter, and regard plaintiffs claims for lost trading profits as being highly speculative and, in any case, subject to an obligation to mitigate damages. In addition, any damages for lost profits should, in our view, terminate as a result of the investment management industry’s and regulators’ actions to eliminate market timing, such as implementing “fair value” pricing. While the monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

(e) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2004	—	$—	—	—
May 1 – 31, 2004	—	—	—	—
June 1 – 30, 2004	—	—	—	—

Total	—	$—	—	—

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders’ meeting was held on May 4, 2004. The following is a brief description of each matter voted upon at the meeting and the votes cast.

Election of Directors:

Three directors nominated for re-election by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

	VOTES FOR	WITHHELD
Michael P. Angelini	39,622,312	1,316,684
Edward J. Parry, III	40,044,133	894,863
Herbert M. Varnum	39,620,443	1,318,553

The other directors whose terms continued after the Annual Meeting are Frederick H. Eppinger, Gail L. Harrison, M Howard Jacobson, Wendell J. Knox, Robert J. Murray, Joseph R. Ramrath and John R. Towers.

Ratification of Independent Public Accountants:

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for 2004.

For	39,917,247
Against	922,360
Abstain	99,389

Approval of Short-Term Incentive Compensation Plan:

Shareholders approved the Short-Term Incentive Compensation Plan for the payment of incentive compensation to executive officers based on our performance.

For	29,440,406
Against	3,014,131
Abstain	218,051
Broker Non-Vote	8,266,408

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

EX – 10.61	Form of Restricted Share Unit Agreement dated March 1, 2004.

EX – 10.62	Form of Performance Based Restricted Share Unit Agreement dated March 1, 2004.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report, however:

On April 7, 2004, Allmerica Financial Corporation furnished a report on Form 8-K under item 9 with respect to the issuance of a press release announcing that Marita Zuraitis had been named President of the property and casualty companies, effective April 19, 2004.

On April 26, 2004, Allmerica Financial Corporation furnished a report on Form 8-K under Item 12 with respect to the issuance of a press release announcing financial results for the quarter ended March 31, 2004, as well as the availability on our website of financial information contained in our Statistical Supplement for the period ended March 31, 2004.

On June 1, 2004, Allmerica Financial Corporation furnished a report on Form 8-K under Item 9 with respect to the issuance of a press release announcing second quarter catastrophe storm losses of approximately $13 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allmerica Financial Corporation

Registrant

Dated August 4, 2004

/s/ Frederick H. Eppinger, Jr.
Frederick H. Eppinger, Jr.
President, Chief Executive Officer
and Director
Dated August 4, 2004

/s/ Edward J. Parry III
Edward J. Parry III
Chief Financial Officer, Executive Vice President,
Principal Accounting Officer and Director