Form 10-Q
period 2004-09-30
ALLMERICA FINANCIAL CORP
filed 2004-11-09
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:     53,239,867 shares of common stock outstanding, as of November 1, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2004	2003	2004	2003
REVENUES
Premiums	$569.9	$568.2	$1,718.7	$1,711.8
Universal life and investment product policy fees	67.2	75.8	214.6	242.7
Net investment income	104.2	110.5	315.1	346.6
Net realized investment (losses) gains	(4.4)	(8.0)	18.3	18.4
Other income	22.7	42.7	73.3	143.4

Total revenues	759.6	789.2	2,340.0	2,462.9

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	473.6	473.5	1,389.1	1,457.8
Policy acquisition expenses	158.4	146.8	458.1	460.3
(Gains) losses from retirement of funding agreements and trust instruments supported by funding obligations	(2.9)	(0.7)	0.3	(5.7)
Income from sale of universal life business	—	—	—	(5.5)
Net (gains) losses on derivative instruments	(0.9)	1.1	0.4	1.6
Restructuring costs	0.3	1.2	5.8	5.8
Other operating expenses	115.2	163.4	386.6	477.5

Total benefits, losses and expenses	743.7	785.3	2,240.3	2,391.8

Income before federal income taxes	15.9	3.9	99.7	71.1

Federal income tax expense (benefit)
Current	2.8	(23.0)	(17.7)	2.1
Deferred	(4.6)	15.5	(2.0)	(3.9)

Total federal income tax benefit	(1.8)	(7.5)	(19.7)	(1.8)

Income before cumulative effect of change in accounting principle	17.7	11.4	119.4	72.9
Cumulative effect of change in accounting principle (less income tax benefit of $30.8 million for the nine months ended September 30, 2004)	—	—	(57.2)	—

Net income	$17.7	$11.4	$62.2	$72.9

PER SHARE DATA
Basic
Income before cumulative effect of change in accounting principle	$0.33	$0.22	$2.25	$1.38
Cumulative effect of change in accounting principle (less income tax benefit of $0.58 for the nine months ended September 30, 2004)	—	—	(1.08)	—

Net income	$0.33	$0.22	$1.17	$1.38

Weighted average shares outstanding	53.2	52.9	53.2	52.9

Diluted
Income before cumulative effect of change in accounting principle	$0.33	$0.21	$2.22	$1.37
Cumulative effect of change in accounting principle (less income tax benefit of $0.57 for the nine months ended September 30, 2004)	—	—	(1.06)	—

Net income	$0.33	$0.21	$1.16	$1.37

Weighted average shares outstanding	53.6	53.3	53.7	53.1

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) September 30, 2004	December 31, 2003
ASSETS
Investments:
Fixed maturities-at fair value (amortized cost of $7,511.2 and $7,346.3)	$7,788.7	$7,646.5
Equity securities-at fair value (cost of $13.7 and $9.1)	15.9	15.3
Mortgage loans	127.5	175.1
Policy loans	258.2	268.0
Other long-term investments	62.8	80.7

Total investments	8,253.1	8,185.6

Cash and cash equivalents	217.6	380.5
Accrued investment income	119.0	126.5
Premiums, accounts and notes receivable, net	498.1	480.9
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	2,033.7	2,111.2
Deferred policy acquisition costs	926.1	1,115.5
Deferred federal income taxes	410.3	381.0
Goodwill	128.2	128.2
Other assets	434.9	367.7
Separate account assets	10,086.0	11,835.4

Total assets	$23,107.0	$25,112.5

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$3,561.3	$3,556.8
Outstanding claims, losses and loss adjustment expenses	3,196.4	3,124.9
Unearned premiums	1,083.0	1,032.5
Contractholder deposit funds and other policy liabilities	377.2	683.7

Total policy liabilities and accruals	8,217.9	8,397.9

Expenses and taxes payable	844.4	822.7
Reinsurance premiums payable	107.6	136.5
Trust instruments supported by funding obligations	1,048.1	1,200.3
Long-term debt	508.8	499.5
Separate account liabilities	10,086.0	11,835.4

Total liabilities	20,812.8	22,892.3

Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,782.0	1,775.6
Accumulated other comprehensive income	21.8	16.1
Retained earnings	882.1	833.1
Treasury stock at cost (7.2 and 7.4 million shares)	(392.3)	(405.2)

Total shareholders’ equity	2,294.2	2,220.2

Total liabilities and shareholders’ equity	$23,107.0	$25,112.5

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Nine Months Ended September 30,
(In millions)	2004	2003
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,775.6	1,768.4
Unearned compensation related to restricted stock and other	6.4	5.8

Balance at end of period	1,782.0	1,774.2

ACCUMULATED OTHER COMPREHENSIVE INCOME
NET UNREALIZED APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	89.4	83.4
Appreciation during the period:
Net appreciation on available-for-sale securities and derivative instruments	8.7	67.4
Provision for deferred federal income taxes	(3.0)	(23.6)

	5.7	43.8

Balance at end of period	95.1	127.2

MINIMUM PENSION LIABILITY:
Balance at beginning and end of period	(73.3)	(120.8)

Total accumulated other comprehensive income	21.8	6.4

RETAINED EARNINGS
Balance at beginning of period	833.1	746.2
Net income	62.2	72.9
Treasury stock issued for less than cost	(13.2)	—

Balance at end of period	882.1	819.1

TREASURY STOCK
Balance at beginning of period	(405.2)	(405.6)
Shares reissued at cost	12.9	1.9

Balance at end of period	(392.3)	(403.7)

Total shareholders’ equity	$2,294.2	$2,196.6

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Net income	$17.7	$11.4	$62.2	$72.9
Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation (depreciation) during the period	110.5	(76.9)	(32.1)	56.4
(Provision) benefit for deferred federal income taxes	(38.6)	26.9	11.3	(19.7)

Total available-for-sale securities	71.9	(50.0)	(20.8)	36.7

Derivative instruments:
Net (depreciation) appreciation during the period	(4.4)	14.0	40.8	11.0
Benefit (provision) for deferred federal income taxes	1.5	(4.9)	(14.3)	(3.9)

Total derivative instruments	(2.9)	9.1	26.5	7.1

Other comprehensive income (loss)	69.0	(40.9)	5.7	43.8

Comprehensive income (loss)	$86.7	$(29.5)	$67.9	$116.7

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
(In millions)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62.2	$72.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(18.3)	(18.4)
Net amortization and depreciation	28.4	24.0
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	35.4	43.2
Deferred federal income taxes	(2.0)	(3.9)
Change in deferred acquisition costs	112.0	103.0
Change in premiums and notes receivable, net of reinsurance payable	(61.5)	86.9
Change in accrued investment income	7.5	16.2
Change in policy liabilities and accruals, net	(91.9)	(232.1)
Change in reinsurance receivable	77.5	(4.8)
Change in expenses and taxes payable	(48.9)	(232.5)
Other, net	34.8	(12.4)

Net cash provided by (used in) operating activities	135.2	(157.9)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	1,293.1	2,092.0
Proceeds from disposals of equity securities	12.2	81.3
Proceeds from disposals of other investments	35.2	69.0
Proceeds from mortgages matured or collected	48.0	41.7
Proceeds from collections of installment finance and notes receivable	234.3	236.3
Purchase of available-for-sale fixed maturities	(1,327.2)	(2,032.0)
Purchase of equity securities	(2.7)	(36.0)
Purchase of other investments	(7.3)	(24.0)
Capital expenditures	(3.9)	(3.2)
Net (payments) receipts related to margin deposits on derivative instruments	(10.8)	48.8
Disbursements to fund installment finance and notes receivable	(218.9)	(229.9)
Other investing activities, net	0.4	2.3

Net cash provided by investing activities	52.4	246.3

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	(201.6)	(27.5)
Withdrawals from trust instruments supported by funding obligations	(152.5)	(124.6)
Exercise of options	3.6	—

Net cash used in financing activities	(350.5)	(152.1)

Net change in cash and cash equivalents	(162.9)	(63.7)
Cash and cash equivalents, beginning of period	380.5	389.8

Cash and cash equivalents, end of period	$217.6	$326.1

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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached several consensuses regarding the application of guidance related to the evaluation of whether an investment is other than temporarily impaired in accordance with EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF No. 03-1”). However, on September 30, 2004, the Financial Accounting Standards Board (“FASB”) delayed indefinitely the effective date for the measurement and recognition guidance of EITF No. 03-1. The disclosure requirements were not deferred. EITF No. 03-1 describes certain quantitative and qualitative disclosures that are required for marketable fixed maturities and equity securities covered by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, including the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses, by investment type, as well as additional information supporting the conclusion that the impairments are not other than temporary, such as the nature of the investment(s), cause of impairment and severity and duration of the impairment. The disclosures required by EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. The additional disclosures for cost method investments were effective for fiscal years ending after June 15, 2004. The Company implemented the disclosure requirements of this EITF for its fiscal year ending December 31, 2003. The adoption of the remaining provisions of EITF 03-1 is not expected to have a material effect on the Company’s financial position or results of operations.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, which was subsequently revised by the December 2003 issuance of Interpretation No. 46, (collectively referred to as “FIN 46” or the “Interpretation”). FIN 46 provides guidance regarding the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, specifically as it relates to the identification of entities for which control is achieved through a means other than voting rights (“variable interest entities”) and the determination of which party is responsible for consolidating the variable interest entities (the “primary beneficiary”). In addition to mandating that the primary beneficiary consolidate the variable interest entity, FIN 46 also requires disclosures by companies that hold a significant variable interest, even if they are not the primary beneficiary. Certain financial statement disclosures were applicable immediately for those entities for which it was reasonably possible that the enterprise would, upon adoption of FIN 46, consolidate or be required to disclose information about any variable interest entities. Additionally, an enterprise with an interest in an entity to which FIN 46 had not been applied as of December 24, 2003, is required to apply this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. Application of FIN 46 for special purpose entities was required no later than as of the end of the first reporting period that ends after December 15, 2003. The Company performed a review of potential variable interest entities and concluded that AFC was not the primary beneficiary of any material variable interest entities and would not be required to consolidate those entities as a result of implementing FIN 46. However, the Company does hold a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund - 1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company’s investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company’s maximum exposure to loss on this investment is limited to its carrying value, which is $8.5 million at September 30, 2004. In addition, the Company has $300 million of mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company. Prior to July 1, 2003, these securities were classified as a separate line item in the mezzanine level of the balance sheet. Upon adoption of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, these securities were reclassified to debt. These securities were issued by a trust that was established for the sole purpose of issuing the securities to investors and are fully guaranteed by the Company. In the first quarter of 2004, the Company adopted the provisions of FIN 46, which require that the Company deconsolidate the trust for financial reporting purposes. The net effect of deconsolidating the trust was to increase the Company’s consolidated assets and liabilities by $9.3 million.

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

The following summarizes the liability for GMDB contracts reflected in the general account (unaudited):

(in millions)	Nine Months Ended September 30, 2004
Balance at December 31, 2003	$26.2
Adoption of SOP 03-1	80.6

Balance at January 1, 2004	106.8
Provision for GMDB:
GMDB expense incurred	37.1
Volatility (1)	4.1

41.2
Paid claims, net of reinsurance:
Claims from policyholders	(54.9)
Claims ceded to reinsurers	51.3

(3.6)
GMDB reinsurance premium	(49.3)

Balance at September 30, 2004	$95.1

(1)	Volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality and other factors that are assumptions within the GMDB reserving model.

The following information relates to the reserving methodology and assumptions for GMDB, which the Company has begun utilizing in response to SOP 03-1. These assumptions are consistent with those utilized in the Company’s calculation of its deferred acquisition cost (“DAC”) asset.

•	The projection model used 1,000 stochastically generated market return scenarios.

•	The mean investment performance assumptions, prior to the consideration of mortality and expense fees, vary from approximately 5-10% depending on the underlying fund type. The long-term, aggregate, weighted average investment performance rate assumption is 8.06%, net of investment fees. This represents all separate account return assumptions weighted by account value at September 30, 2004.

•	The volatility assumption was 17% for equity funds; 4% for bond funds; and 1% for money market funds.

•	The mortality assumption was 75% of the 1994 GMDB table.

•	The full surrender rate assumption varies from 1-35% depending on contract type and policy duration. The aggregate projected full surrender rates for 2004 and 2005 are approximately 16% and 11%, respectively. (Full surrender rates do not include partial withdrawals or deaths).

•	The discount rate was 6.6%.

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death as of September 30, 2004 and December 31, 2003. The net amount at risk is the death benefit coverage in force or the amount that the Company would have to pay if all contractholders had died as of the specified date, and represents the excess of the guaranteed benefit over the fair value of the underlying investments.

(in millions, except for contractholder information)	(Unaudited) September 30, 2004	(Unaudited) December 31, 2003
Net deposits paid
Account value	$1,202	$1,349
Net amount at risk	$78	$85
Average attained age of contractholders	66	65
Ratchet (highest historical account value at specified anniversary dates)
Account value	$1,993	$2,451
Net amount at risk	$278	$319
Average attained age of contractholders	64	63
Roll-up (net deposits accumulated at a specified rate)
Account value	$100	$108
Net amount at risk	$25	$21
Average attained age of contractholders	76	75
Higher of ratchet or roll-up
Account value	$6,820	$7,768
Net amount at risk	$2,109	$2,126
Average attained age of contractholders	71	70

Total of guaranteed benefits categorized above
Account value	$10,115	$11,676
Net amount at risk	$2,490	$2,551
Average attained age of contractholders (weighted by account value)	69	68
Number of contractholders	195,561	219,647

Guaranteed Minimum Income Benefit

Additionally, the Company issued variable annuity contracts with a guaranteed minimum income benefit (“GMIB”) feature. The GMIB liability recorded at January 1, 2004 was $4.1 million. As of September 30, 2004, the balance increased to $ 5.2 million with no benefits being paid out. The GMIB liability is determined by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

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

The balance of deferred sales inducements reclassified from DAC to other assets was $89.7 million on January 1, 2004. The balance of deferred sales inducements at September 30, 2004 was $74.0 million.

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

At September 30, 2004, the Company had the following variable annuities with guaranteed minimum returns (unaudited):

Account value (in millions)	$94.9
Range of guaranteed minimum return rates	3.0-6.5%

Account balances of these contracts with guaranteed minimum returns were invested in variable separate accounts as follows:

(in millions)	(Unaudited)
Asset Type
Fixed maturities	$110.6
Cash and cash equivalents	2.3

Total	$112.9

4. Discontinued Operations

During 1999, the Company approved a plan to exit its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business (“reinsurance pool business”). During 1998, the Company ceased writing new premiums in the reinsurance pool business, subject to certain contractual obligations. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services (“CRMS”) segment. Accordingly, the operating results of the discontinued segment, including its reinsurance pool business, have been reported in the Consolidated Statements of Income as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of $46.9 million, partially offset by net proceeds from the sale of the EBS business of $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $17.7 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business.

In March of 2000, the Company transferred its EBS business to Great-West Life and Annuity Insurance Company of Denver. As a result of this transaction, the Company has received consideration of $27.6 million, based on renewal rights for existing policies. The Company retained policy liabilities estimated at $84.0 million at September 30, 2004 related to this business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At September 30, 2004 and December 31, 2003, the discontinued segment had assets of $283.5 million and $284.5 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $353.5 million and $350.5 million, respectively, consisting primarily of policy liabilities. Revenues for the discontinued operations were $3.1 million and $3.4 million for the quarters ended September 30, 2004 and 2003, respectively, and $11.0 million and $11.2 million for the nine months ended September 30, 2004 and 2003, respectively.

5. Significant Transactions

In the first nine months of 2004 and 2003, the Company retired $183.6 million and $78.8 million, respectively, of long-term funding agreement obligations. These retirements resulted in a pre-tax loss of $0.3 million in 2004 and a pre-tax gain of $5.7 million in 2003. These results are reported as losses (gains) from retirement of funding agreements and trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $7.4 million in 2004 and $6.4 million in 2003, was recorded as net realized investment gains in the Consolidated Statements of Income. The net foreign currency transaction gain on the retired foreign-denominated funding agreements of $3.6 million in 2003 was recorded as other income in the Consolidated Statements of Income. There were no foreign currency transaction gains on the retired foreign denominated funding agreements in 2004 because the funding agreements were effectively hedged.

In the fourth quarter of 2003, the Company ceased operations of its Life Companies segment retail broker/dealer operations (see Note 10 for a description of the Company’s operating segments). These operations had distributed third-party investment and insurance products through VeraVest Investments, Inc. Results in 2003 include a pre-tax charge of $11.5 million for asset impairments in connection with this action. The Company also recognized a pre-tax restructuring charge of $21.9 million in the fourth quarter of 2003, in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement No. 146”). This charge consists of $12.1 million which is related to severance and other employee related costs associated with the elimination of 532 positions, and $9.8 million related to contract termination fees and other costs. During the first nine months of 2004, an additional 20 positions were eliminated. The Company recognized $ 2.9 million of additional pre-tax charges during the first nine months of 2004, of which $2.6 million related to severance and other employee related costs. Of the 552 positions eliminated, 522 employees have been terminated and 28 employees have been transferred to other positions within the Company as of September 30, 2004. All levels of employees within the broker/dealer operations, from staff to senior management, were affected by the decision. As of September 30, 2004, the Company has made payments of approximately $20.8 million related to this restructuring plan, of which $12.8 million related to severance and other employee related costs and $8.0 million related to contract termination fees and other costs. The liability balance at September 30, 2004 is $4.0 million. The Company currently anticipates an additional $1 million to $2 million of expenses will be recognized during the remainder of 2004 related to this restructuring.

In 2002, the Company recognized a pre-tax charge of $15.0 million related to the restructuring of its Life Companies segment, which has been accounted for under the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This charge consists of $11.7 million which is related to severance and other employee and agent related costs resulting from the elimination of 476 positions, of which 63 positions were vacant. The remaining employees have either been terminated or transferred to other positions within the Company as of September 30, 2004. All levels of employees, from staff to senior management, were affected by the restructuring. Additionally, the Company terminated all life insurance and annuity agent contracts effective December 31, 2002. In addition, $3.3 million of this charge related to other restructuring costs, consisting of lease and contract cancellations and the present value of idle leased space. As of September 30, 2004, the Company has made payments of approximately $14.6 million related to this restructuring plan, of which approximately $11.6 million related to severance and other employee related costs. During 2003, the Company eliminated an additional 151 positions related to this restructuring and as of September 30, 2004, 146 of these employees have been terminated and 4 employees have been transferred to other positions within the Company. The Company recorded a pre-tax charge of $7.0 million during 2003, in accordance with Statement No. 146, consisting of $6.7 million of employee related costs and $0.3 million related to contract cancellations. Of this amount, $6.0 million was recording during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company recorded an additional charge of $1.5 million, of which $0.9 million was employee-related costs and $0.6 million related to contract terminations and other costs. As of September 30, 2004, the Company has made payments of approximately $6.4 million related to this restructuring plan, of which $5.4 million related to severance and other employee related costs. The liability balance for these activities is $2.5 million as of September 30, 2004. The plan is substantially complete.

6. Federal Income Taxes

Federal income tax expense for the nine months ended September 30, 2004 and 2003, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The current year effective tax rate reflects a $30.3 million benefit resulting from the settlement of disputed items in the Company’s federal tax returns filed for 1979 to 1991. The largest of the disputed items relates to deductions taken for increased death benefits pertaining to certain life insurance contracts. The settlement entitles the Company to receive a refund of amounts paid for these years, as well as various tax credits that can be applied to offset federal tax liabilities in other years.

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

The components of net periodic pension cost for pension and other postretirement benefit plans are as follows:

	(Unaudited)
	Quarter Ended September 30,
(In millions)	2004	2003	2004	2003
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$2.5	$2.9	$0.4	$0.4
Interest cost	7.8	7.6	1.1	1.2
Expected return on plan assets	(6.7)	(5.6)	—	—
Recognized net actuarial loss	5.4	7.2	0.1	—
Amortization of transition asset	(0.6)	(0.6)	—	—
Amortization of prior service cost	(0.7)	(0.7)	(0.8)	(0.5)

Net periodic benefit cost	$7.7	$10.8	$0.8	$1.1

	(Unaudited)
	Nine Months Ended September 30,
	2004	2003	2004	2003
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$7.6	$8.8	$1.1	$1.1
Interest cost	23.4	22.8	3.3	3.6
Expected return on plan assets	(20.2)	(16.8)	—	—
Recognized net actuarial loss	16.2	21.7	0.3	0.1
Amortization of transition asset	(1.7)	(1.7)	—	—
Amortization of prior service cost	(2.2)	(2.2)	(2.3)	(1.4)

Net periodic benefit cost	$23.1	$32.6	$2.4	$3.4

8. Closed Block

Summarized financial information of the Closed Block, established in 1995 upon demutualization, is as follows for the periods indicated:

(In millions)	(Unaudited) September 30, 2004	December 31, 2003
ASSETS
Fixed maturities-at fair value (amortized cost of $497.7 and $496.2)	$527.8	$523.4
Mortgage loans	39.7	40.7
Policy loans	146.7	156.1
Cash and cash equivalents	12.5	9.4
Accrued investment income	12.0	12.3
Deferred policy acquisition costs	4.9	6.1
Deferred federal income taxes	8.0	7.6
Other assets	1.5	4.9

Total assets	$753.1	$760.5

LIABILITIES
Policy liabilities and accruals	$731.2	$749.9
Policyholder dividends	61.5	62.8
Other liabilities	7.8	2.6

Total liabilities	$800.5	$815.3

Excess of Closed Block liabilities over assets designated to the Closed Block	$47.4	$54.8
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax benefit of $6.0 million and $5.5 million	(11.1)	(10.2)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$36.3	$44.6

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
REVENUES
Premiums	$6.1	$6.6	$32.0	$33.5
Net investment income	10.4	11.6	32.1	35.4
Net realized investment (losses) gains	(0.2)	—	(0.1)	4.3

Total revenues	16.3	18.2	64.0	73.2

BENEFITS AND EXPENSES
Policy benefits	13.8	15.9	54.5	65.5
Policy acquisition expenses	0.5	0.8	1.3	1.2
Other operating expenses	0.1	0.2	—	0.5

Total benefits and expenses	14.4	16.9	55.8	67.2

Contribution from the Closed Block	$1.9	$1.3	$8.2	$6.0

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

9. Other Comprehensive Income (Loss)

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income.

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period (net of income tax (expense) benefit of $(39.8) million and $29.5 million for the quarters ended September 30, 2004 and 2003 and $1.9 million and $(27.5) million for the nine months ended September 30, 2004 and 2003)	$74.3	$(54.9)	$(3.2)	$51.1
Less: reclassification adjustment for gains (losses) included in net income (net of income tax (expense) benefit of $(1.2) million and $2.6 million for the quarters ended September 30, 2004 and 2003 and $(9.4) million and $(7.8) million for the nine months ended September 30, 2004 and 2003)	2.4	(4.9)	17.6	14.4

Total available-for-sale securities	71.9	(50.0)	(20.8)	36.7

Unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains arising during period (net of income tax benefit (expense) of $15.3 million and $(5.6) million for the quarters ended September 30, 2004 and 2003 and $8.8 million and $(7.5) million for the nine months ended September 30, 2004 and 2003)	(28.3)	10.4	(16.3)	13.9
Less: reclassification adjustment for (losses) gains included in net income (net of income tax benefit (expense) of $13.8 million and $(0.7) million for the quarters ended September 30, 2004 and 2003 and $23.1 million and $(3.6) million for the nine months ended September 30, 2004 and 2003)	(25.4)	1.3	(42.8)	6.8

Total derivative instruments	(2.9)	9.1	26.5	7.1

Other comprehensive income (loss)	$69.0	$(40.9)	$5.7	$43.8

10. Segment Information

The Company’s business includes financial products and services in two major areas: Property and Casualty and Life Operations. Within these broad areas, the Company conducts business principally in four operating segments. These segments are Personal Lines, Commercial Lines, Other Property and Casualty, and Life Companies. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

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

The Life Companies segment consists of the former Allmerica Financial Services segment (“AFS”), the Company’s guaranteed investments contracts (“GIC”) business (formerly part of the Asset Management segment) and the Company’s discontinued group life and health business (the former CRMS segment). The Life Companies segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, and GICs, as well as certain group retirement products. During 2003, the Company managed this existing life insurance business and also operated an independent broker/dealer business, which distributed third party investment and insurance products. In the fourth quarter of 2003, the Company announced the cessation of the retail business of its independent broker/dealer. The assets and liabilities of the Company’s discontinued group life and health business were previously reported in the Company’s Property and Casualty segment. Also, a portion of corporate overhead costs previously included in the Corporate segment was allocated to the Life Companies segment. All prior periods have been restated to reflect the current organization.

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Segment revenues:
Property and Casualty:
Personal Lines	$408.1	$410.3	$1,228.4	$1,214.3
Commercial Lines	210.0	202.0	622.5	622.0
Other Property and Casualty	6.6	7.1	20.7	21.6

Total Property and Casualty	624.7	619.4	1,871.6	1,857.9
Life Companies	142.4	179.3	456.8	592.8
Interest on corporate debt	0.2	—	0.6	—
Intersegment revenues	(2.6)	(3.1)	(8.2)	(9.2)

Total segment revenues	764.7	795.6	2,320.8	2,441.5
Adjustments to segment revenues:
Net realized investment (losses) gains	(4.4)	(8.0)	18.3	18.4
Other (expenses) income	(0.7)	1.6	0.9	3.0

Total revenues	$759.6	$789.2	$2,340.0	$2,462.9

Segment income before federal income taxes and cumulative effect of change in accounting principle:
Property and Casualty:
Personal Lines:
Statutory underwriting profit (loss)	$12.2	$(19.6)	$9.9	$(74.9)
Net investment income	23.7	22.3	72.0	67.9
Other	6.2	8.8	6.8	16.0

Personal Lines segment income	42.1	11.5	88.7	9.0
Commercial Lines:
Statutory underwriting (loss) profit	(32.7)	(2.0)	(45.4)	24.1
Net investment income	23.8	22.6	72.4	68.8
Other	1.8	(2.5)	5.0	(0.2)

Commercial Lines segment (loss) income	(7.1)	18.1	32.0	92.7
Other Property and Casualty:
Statutory underwriting loss	(1.3)	(0.2)	(3.4)	(24.8)
Net investment income	0.5	0.4	1.6	1.5
Fee income	6.1	6.7	18.8	19.8
Other	(3.6)	(4.3)	(13.3)	(14.5)

Other Property and Casualty segment income (loss)	1.7	2.6	3.7	(18.0)

Total Property and Casualty	36.7	32.2	124.4	83.7
Life Companies	(8.7)	(8.1)	(5.2)	3.0
Interest on corporate debt	(10.0)	(10.0)	(29.9)	(29.9)

Segment income before federal income taxes	18.0	14.1	89.3	56.8
Adjustments to segment income:
Net realized investment (losses) gains, net of deferred acquisition cost amortization	(4.9)	(10.2)	16.0	7.5
Gains on derivative instruments	0.2	0.5	0.5	1.4
Gains (losses) from retirement of funding agreements and trust instruments supported by funding obligations	2.9	0.7	(0.3)	5.7
Restructuring costs	(0.3)	(1.2)	(5.8)	(5.8)
Income from sale of universal life insurance business	—	—	—	5.5

Income before federal income taxes and cumulative effect of change in accounting principle	$15.9	$3.9	$99.7	$71.1

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) September 30, 2004	December 31, 2003	(Unaudited) September 30, 2004	December 31, 2003
Property and Casualty (1)	$6,283.1	$6,055.8	$221.7	$220.9
Life Companies (2)	16,824.5	19,057.7	704.4	894.6
Intersegment eliminations	(0.6)	(1.0)	—	—

Total	$23,107.0	$25,112.5	$926.1	$1,115.5

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.

(2)	Includes assets related to the Company’s discontinued operations of $283.5 million and $284.5 million at September 30, 2004 and December 31, 2003, respectively.

11. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share.

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Basic shares used in the calculation of earnings per share	53.2	52.9	53.2	52.9
Dilutive effect of securities:
Employee stock options	0.4	0.3	0.5	0.1
Non-vested stock grants	—	0.1	—	0.1

Diluted shares used in the calculation of earnings per share	53.6	53.3	53.7	53.1

Per share effect of dilutive securities on income before cumulative effect of change in accounting principle	$—	$0.01	$0.03	$0.01

Per share effect of dilutive securities on net income	$—	$0.01	$0.01	$0.01

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

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2004	2003	2004	2003
Net income, as reported	$17.7	$11.4	$62.2	$72.9
Stock-based compensation expense included in reported net income, net of taxes	0.1	0.7	0.4	2.8
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(2.7)	(3.5)	(7.5)	(10.9)

Net income, after effect of Statement No. 123	$15.1	$8.6	$55.1	$64.8

Earnings per share:
Basic - as reported	$0.33	$0.22	$1.17	$1.38

Basic - after effect of Statement No. 123	$0.28	$0.16	$1.03	$1.22

Diluted - as reported	$0.33	$0.21	$1.16	$1.37

Diluted - after effect of Statement No. 123	$0.28	$0.16	$1.03	$1.22

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

The Company intends to vigorously defend this matter, and regards plaintiffs claims for lost trading profits as being highly speculative and, in any case, subject to an obligation to mitigate damages. In addition, any damages for lost profits should, in the Company’s view, terminate as a result of the investment management industry’s and regulators’ actions to eliminate market timing, such as implementing “fair value” pricing. The damage phase of the litigation is currently scheduled to be heard in February 2005.

While the monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on the Company’s financial position, in the Company’s judgment, the outcome is not expected to be material to the Company’s financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

The Company has been named a defendant in various other legal proceedings arising in the normal course of business. The Company is also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include the Securities and Exchange Commission’s and the National Association of Securities Dealers’ industry-wide inquiries into “market timing”, “revenue sharing” and other matters, and regulatory inquiries into compensation arrangements with brokers and agents. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings or investigations will not have a material effect on the Company’s consolidated financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

Residual Markets

The Company is required to participate in residual markets in various states. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to the workers’ compensation line of business and both the personal and commercial automobile lines of business.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	23
Executive Overview	23-26
Description of Operating Segments	23-24
Results of Operations	24-25
Segment Income	25-26
Other Items	26-28
Segment Results	29-45
Property and Casualty	29-38
Life Companies	39-45
Investment Portfolio	46-48
Derivative Instruments	48
Income Taxes	48-49
Critical Accounting Policies	49-50
Statutory Capital of Insurance Subsidiaries	51
Liquidity and Capital Resources	51-52
Off-Balance Sheet Arrangements	52
Contingencies	52-53
Rating Agency Actions	53
Risks and Forward-Looking Statements	53-55
Glossary of Selected Insurance Terms	56-57

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

Executive Overview

In the first nine months of 2004, we continued to execute our strategies for improving the profitability of our personal lines business and for retaining our profitability in, and growing, our commercial lines business. During the first quarter, our A.M. Best ratings were restored to the A- level for our property and casualty companies, which we believe is important for achieving profitable commercial lines growth. In addition, we completed the process of exiting our broker/dealer operations and have focused on managing and reducing our expenses across our life insurance operations. Our statutory capital levels in both our life and property and casualty insurance businesses also improved.

During the first nine months of 2004, our segment earnings in the property and casualty business improved compared to the first nine months of the prior year, as we benefited from net premium rate increases across our principal product lines, and lower loss frequency and favorable development of prior years’ loss reserves in personal lines. In addition, prior year results reflected a significant charge from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool that we exited in 1996. There were no similar charges in 2004. However, the increased earnings in 2004 were partially offset by significant catastrophe losses incurred during the third quarter due to several hurricanes and we incurred adverse development of prior years’ reserves in our commercial lines business. Expenses also increased as we continued to invest in personnel, product and technology initiatives and growth initiatives. Segment earnings in our life insurance business were unfavorably impacted by lower equity market returns, which resulted in higher amortization of deferred policy acquisition costs, as well as losses on our guaranteed minimum death benefit (“GMDB”) hedging program and increased GMDB expenses due to the application of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”).

Description of Operating Segments

Our business includes financial products and services in two major areas: Property and Casualty and Life Companies. Within these broad areas, we conduct business principally in four operating segments. These segments are Personal Lines, Commercial Lines, Other Property and Casualty, and Life Companies. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance. A summary of our reportable segments and changes in our reportable segments from December 31, 2003 is included below.

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

During 2003, we managed this existing life insurance business and operated an independent broker/dealer business, which distributed third party investment and insurance products. In the fourth quarter of 2003, we announced the cessation of the retail services of our independent broker/dealer, VeraVest Investments, Inc. (“VeraVest”). Also, a portion of corporate overhead costs previously included in our Corporate segment is allocated to the Life Companies segment. All prior periods presented have been restated to reflect the current organization.

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our junior subordinated debentures and our senior debentures.

Results of Operations

Our consolidated net income includes the results of our four operating segments and our interest expense on corporate debt, which we evaluate on a pre-tax basis. In addition, segment income is adjusted for certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, including net gains or losses on certain derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by highlighting net income attributable to the normal operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

Our consolidated net income for the third quarter of 2004 was $17.7 million, compared to $11.4 million for the same period in 2003. The increase of $6.3 million, or 55.3%, resulted primarily from a $3.9 million improvement in segment income and a $4.5 million reduction in net realized investment losses, partially offset by a $4.0 million decrease in the federal income tax benefit on segment income.

Consolidated net income for the first nine months of 2004 decreased $10.7 million, or 14.7%, to net income of $62.2 million, compared to $72.9 million for the first nine months of 2003. The decrease is primarily attributable to an after tax charge of $57.2 million related to the implementation of SOP 03-1. Also contributing to the decrease in net income were increased federal income taxes on segment income of $12.7 million and a $0.2 million loss in 2004 from retirement of funding agreements and trust instruments supported by funding obligations compared to a $3.7 million gain in the same period for 2003. Partially offsetting these decreases were a $32.5 million improvement in segment income and a $30.3 million favorable federal income tax settlement received in the second quarter of 2004.

The following table reflects segment income and a reconciliation to consolidated net income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$42.1	$11.5	$88.7	$9.0
Commercial Lines	(7.1)	18.1	32.0	92.7
Other Property and Casualty	1.7	2.6	3.7	(18.0)

Total Property and Casualty	36.7	32.2	124.4	83.7
Life Companies	(8.7)	(8.1)	(5.2)	3.0
Interest expense on corporate debt	(10.0)	(10.0)	(29.9)	(29.9)

Total segment income before federal income taxes	18.0	14.1	89.3	56.8

Federal income tax benefit (expense) on segment income	1.6	5.6	(7.4)	5.3
Federal income tax settlement	—	—	30.3	—
Net realized investment (losses) gains, net of taxes and deferred acquisition cost amortization	(3.7)	(8.2)	10.9	6.4
Net gains on derivative instruments, net of taxes	0.1	0.3	0.3	0.9
Gain (loss) from retirement of funding agreements and trust instruments supported by funding obligations, net of taxes	1.9	0.4	(0.2)	3.7
Restructuring costs, net of taxes	(0.2)	(0.8)	(3.8)	(3.8)
Income from sale of universal life business, net of taxes	—	—	—	3.6

Income before cumulative effect of change in accounting principle	17.7	11.4	119.4	72.9
Cumulative effect of change in accounting principle, net of taxes	—	—	(57.2)	—

Net income	$17.7	$11.4	$62.2	$72.9

Segment Income

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Our segment income before federal income taxes increased $3.9 million, or 27.7%, to $18.0 million in the third quarter of 2004. The increase was attributable to a $4.5 million improvement in Property and Casualty segment income, partially offset by a $0.6 million increase in Life Companies segment loss.

During the third quarter of 2004, segment income from our Property and Casualty group increased $4.5 million despite an increase in catastrophe losses of $44.8 million primarily due to several hurricanes in the Southeast. The increase in segment income is attributed to an estimated $40 million improvement in current accident year underwriting results due to net premium rate increases in all principal product lines and a decrease in non-catastrophe claims activity. In addition, segment income was favorably affected by a $16.8 million improvement in development of prior years’ loss and loss adjustment expense (“LAE”) reserves. These favorable items were partially offset by higher underwriting expenses of $7.7 million.

Life Companies segment results decreased $0.6 million, to a loss of $8.7 million for the quarter ended September 30, 2004, compared to a loss of $8.1 million for the quarter ended September 30, 2003. The decrease primarily resulted from a $12.6 million increase in deferred acquisition cost (“DAC”) amortization, principally due to unfavorable equity market returns. Also contributing to the Life Companies segment loss was the combined effect of increased GMDB expenses due to the application of SOP 03-1, derivatives gains related to the GMDB hedge program and related DAC amortization, of a net $6.2 million. Life Companies segment results also decreased $4.6 million due to lower interest margins on GICs, primarily from higher swap contract expenses. These decreases were partially offset by $12.3 million of net expense savings resulting from the cessation of the retail sales operations of our broker/dealer, VeraVest, and ongoing expense management efforts. In addition, $11.1 million of VeraVest asset impairments were recorded in 2003.

Our federal income tax benefit on segment income was $1.6 million for the third quarter of 2004 compared to $5.6 million for the third quarter of 2003. The change in federal income tax expense is primarily the result of a lower dividends received deduction on our variable products in the current year.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Our segment income before federal income taxes increased $32.5 million, or 57.2%, to $89.3 million in the first nine months of 2004, compared to $56.8 million in the first nine months of 2003. This increase was attributable to a $40.7 million increase in Property and Casualty segment income, offset by a decrease in Life Companies segment income of $8.2 million.

During the first nine months of 2003, segment income from our Property and Casualty group reflected a charge of $21.9 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary pool that we exited in 1996. Excluding this charge, Property and Casualty segment income increased $18.8 million, despite an increase in catastrophe losses of $48.6 million as a result of several hurricanes. The increase in segment income is attributed to an estimated $95 million of improved current accident year underwriting results due to net premium rate increases in all principal product lines and a decrease in current year non-catastrophe claims activity. In addition, segment income was favorably affected by a $14.4 million improvement in development of prior years’ loss and LAE reserves. These favorable items were partially offset by increased underwriting expenses of $36.1 million.

Life Companies segment income decreased $8.2 million, to a loss of $5.2 million for the nine months ended September 30, 2004, from income of $3.0 million for the same period in 2003. The decrease was primarily attributable to an increase in DAC amortization of $24.4 million, primarily resulting from changes in the equity market and, to a lesser extent, redemption patterns. As discussed in “Life Companies – Annuity Account Values and Redemptions”, redemption patterns continue to be unfavorable because of a higher proportion of total surrenders from our former agency distribution channel, which has a lower average age of annuitant as compared to the other channels. Also contributing to the decrease in segment income was the combined effect of increased GMDB expenses required under SOP 03-1, derivatives losses related to the GMDB hedge program and related DAC amortization of a net $11.4 million. Segment results also deteriorated $8.5 million due to lower GIC interest margins, primarily from higher swap contract expenses. These decreases were partially offset by $32.1 million of net expense savings resulting from the cessation of the retail sales operations of VeraVest and ongoing expense management efforts, as well as the absence, in 2004, of the aforementioned $11.1 million of VeraVest asset impairments.

Our federal income tax expense on segment income was $7.4 million for the first nine months of 2004 compared to a benefit of $5.3 million for the same period of 2003. The increase in tax expense is primarily the result of higher underwriting income, lower dividends received deduction on our variable products and lower tax-exempt interest in the current year.

Other Items

In the first nine months of 2004, we recorded income of $30.3 million relating to a federal income tax settlement for prior years (see Income Taxes).

Net realized investment losses, net of taxes and deferred acquisition cost amortization were $3.7 million in the third quarter of 2004, primarily due to losses on the termination of certain derivative instruments and from other-than-temporary impairments of fixed maturities, partially offset by gains from the sale of fixed maturities. During the third quarter of 2003, net realized investment losses, net of taxes and deferred acquisition cost amortization of $8.2 million primarily reflected losses recognized from impairments of fixed maturities and equity securities. Net realized investment gains, net of taxes and deferred acquisition cost amortization were $10.9 million and $6.4 million for the nine months ended September 30, 2004 and 2003, respectively. The net realized investment gains in both 2004 and 2003 primarily reflect net gains from the sales of fixed maturities and equity securities, partially offset by impairments of fixed maturities and equity securities, as well as losses from the termination of certain derivative instruments.

In the third quarters of 2003 and 2004, we retired $107.0 million and $13.2 million, respectively, of long-term funding agreement obligations, resulting in gains, net of taxes, of $1.9 and $0.4 million, respectively. In the first nine months of 2004 and 2003, we retired $183.6 million and $78.8 million of long-term funding agreement obligations, respectively, resulting in a loss of $0.2 million and a gain $3.7 million, net of taxes, respectively.

In the fourth quarter of 2003, we announced the cessation of our retail operations related to our broker/dealer in our Life Companies segment. During 2002, we began restructuring efforts in our Life Companies segment after we terminated new sales of our proprietary life insurance and annuity products. We recognized $0.2 million and $0.8 million, net of taxes, in the third quarters of 2004 and 2003, respectively, and we recognized $3.8 million of restructuring costs, net of taxes, in the first nine months of both 2004 and 2003. These charges were due to severance and other costs related to these actions.

During the first nine months of 2003, we recognized incremental income of $3.6 million, net of taxes, from the settlement of post-closing items related to the sale of our universal life business in December 2002, through a 100% coinsurance agreement.

During the first quarter of 2004, we adopted SOP 03-1, which resulted in a charge of $57.2 million, net of taxes. The charge results from new requirements for recognizing guaranteed minimum death benefit and guaranteed minimum income reserves based on various assumptions, including estimates of future market returns and expected contract persistency.

Net income includes the following items (net of taxes) by segment:

	Quarter Ended September 30, 2004
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses), net of taxes and deferred acquisition cost amortization (1)	$0.6	$0.2	$0.1	$(4.6)	$(3.7)
Net gains on derivative instruments	—	—	—	0.1	0.1
Gain from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	1.9	1.9
Restructuring costs	—	—	—	(0.2)	(0.2)

	Quarter Ended September 30, 2003
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains, net of taxes and deferred acquisition cost amortization (1)	$(2.2)	$(2.2)	$0.1	$(3.9)	$(8.2)
Net gains on derivative instruments	—	—	—	0.3	0.3
Gain from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	0.4	0.4
Restructuring costs	—	—	—	(0.8)	(0.8)

	Nine Months Ended September 30, 2004
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Federal income tax settlement	$—	$—	$—	$30.3	$30.3
Net realized investment gains (losses), net of taxes and deferred acquisition cost amortization (1)	4.4	4.1	2.9	(0.5)	10.9
Net gains on derivative instruments	—	—	—	0.3	0.3
Loss from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	(0.2)	(0.2)
Restructuring costs	—	—	—	(3.8)	(3.8)
Cumulative effect of change in accounting principle	—	—	—	(57.2)	(57.2)

	Nine Months Ended September 30, 2003
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses), net of taxes and deferred acquisition cost amortization (1)	$2.7	$2.7	$(3.1)	$4.1	$6.4
Net gains on derivative instruments	—	—	—	0.9	0.9
Gain from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	3.7	3.7
Restructuring costs	—	0.2	—	(4.0)	(3.8)
Income from sale of universal life business	—	—	—	3.6	3.6

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.

(2)	Includes corporate eliminations.

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and minority interest and other items which we believe are not indicative of overall operating trends, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Segment revenues
Net premiums written	$581.6	$588.7	$1,723.0	$1,710.2

Net premiums earned	$563.7	$561.2	$1,686.2	$1,677.2
Net investment income	48.0	45.3	146.0	138.2
Other income	13.0	12.9	39.4	42.5

Total segment revenues	624.7	619.4	1,871.6	1,857.9

Losses and operating expenses
Losses and loss adjustment expense	404.4	411.3	1,188.6	1,251.7
Policy acquisition expenses	118.5	113.7	353.1	338.6
Other operating expenses	65.1	62.2	205.5	183.9

Total losses and operating expenses	588.0	587.2	1,747.2	1,774.2

Segment income	$36.7	$32.2	$124.4	$83.7

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Segment income from our Property and Casualty group increased $4.5 million, or 14.0%, to $36.7 million in the third quarter of 2004. In the third quarter of 2004, we experienced significant catastrophe losses due to several hurricanes in the Southeast. As a result, catastrophe losses increased $44.8 million, to $61.7 million in the third quarter of 2004 from $16.9 million in the third quarter of 2003. Excluding the increase in catastrophe losses, our property and casualty segment income increased $49.3 million in the third quarter of 2004 as compared to the same period in 2003. The increase in segment income is primarily attributable to an estimated $40 million of improved current accident year underwriting results due to net premium rate increases across all principal product lines and a decrease in non-catastrophe claim activity. Net premium rate increases reflect base rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of the estimated impact of loss inflation and policy acquisition costs. We believe that the property and casualty industry is experiencing competitive pressure with respect to premium rates, both in personal and commercial lines, which could have an adverse impact on premium rates going forward. In addition, the increase in segment income reflects a $16.8 million improvement from prior years’ loss and LAE reserve development, to $1.5 million of favorable development in the third quarter of 2004 from $15.3 million of adverse development for the same period in 2003. Net investment income increased $2.7 million. These favorable items were partially offset by an increase of $7.7 million in underwriting expenses primarily due to higher contingent commissions related to improved underwriting results, technology and employee-related expenses.

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

	Quarter Ended September 30,
	2004		2003
(In millions, except ratios)	Statutory Net Premiums Written	Statutory Loss Ratios (1)	Statutory Net Premiums Written	Statutory Loss Ratios (1)
Personal Lines:
Personal automobile	$263.7	59.0	$285.7	70.1
Homeowners	119.9	37.7	116.7	51.0
Other personal	11.0	51.0	12.2	47.7

Total personal	394.6	53.0	414.6	64.7

Commercial Lines:
Workers’ compensation	30.4	85.8	29.0	83.6
Commercial automobile	47.1	46.2	44.0	42.8
Commercial multiple peril	83.2	38.3	79.5	51.2
Other commercial	26.3	30.2	22.3	67.3

Total commercial	187.0	47.4	174.8	56.7

Total	$581.6	51.4	$589.4	62.4

Statutory combined ratio (2):
Personal lines	95.8		102.9
Commercial lines	117.0		101.6
Total	102.9		102.4

(1)	Statutory loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our statutory loss ratios exclude catastrophe losses.

(2)	Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio. Our statutory combined ratios include catastrophe losses, which represented 6.3%, 20.6% and 10.9% of our Personal Lines, Commercial Lines and Total statutory combined ratios, respectively, in the third quarter of 2004, and 3.2%, 2.5% and 3.0% of our Personal Lines, Commercial Lines and Total statutory combined ratios, respectively, in the third quarter of 2003.

The following table summarizes statutory underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended September 30, 2004				Quarter Ended September 30, 2003
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
Statutory underwriting profit (loss), excluding prior year reserve development and catastrophes	$29.2	$10.5	$(1.3)	$38.4	$(0.9)	$11.5	$(0.2)	$10.4
Prior year reserve development favorable (unfavorable)	7.0	(5.5)	—	1.5	(6.2)	(9.1)	—	(15.3)
Pre-tax catastrophe losses	(24.0)	(37.7)	—	(61.7)	(12.5)	(4.4)	—	(16.9)

Statutory underwriting profit (loss)	12.2	(32.7)	(1.3)	(21.8)	(19.6)	(2.0)	(0.2)	(21.8)
Net investment income	23.7	23.8	0.5	48.0	22.3	22.6	0.4	45.3
Fee income	—	—	6.1	6.1	—	—	6.7	6.7
Other	6.2	1.8	(3.6)	4.4	8.8	(2.5)	(4.3)	2.0

Segment income (loss)	$42.1	$(7.1)	$1.7	$36.7	$11.5	$18.1	$2.6	$32.2

Personal Lines

Personal lines’ net premiums written decreased $20.0 million, or 4.8%, to $394.6 million for the third quarter of 2004. This was primarily the result of a decrease of $22.0 million, or 7.7%, in the personal automobile line, partially offset by an increase of $3.2 million, or 2.7%, in the homeowners line. The decrease in the personal automobile line is primarily attributable to a 10.0% decline in policies in force since the third quarter of 2003. A substantial portion of the decline was the result of our strategies to enhance margins, and in some cases, reduce exposures in certain states where the regulatory structure is challenging, particularly Massachusetts and New Jersey, where we conduct a significant amount of business. Additionally, in 2003, we exited certain sponsored market accounts (employer and affinity groups) that were unprofitable and not well aligned with our strategy. However, policies in force also declined in other markets, most significantly in Michigan where policies in force decreased 5.2% in the third quarter of 2004 as compared to the comparable quarter in 2003. We attribute this decline to the introduction of a new product that enhances our ability to segment risks, certain service issues, which management is currently addressing, and rate increases on specific classes of business. Partially offsetting the decline in policies in force is an 8.1% net premium rate increase in the personal automobile line. Net premium rate increases were obtained in substantially all states. The increase in the homeowners line resulted primarily from an 11.0% net premium rate increase in Michigan and a 10.0% net premium rate increase in New York, partially offset by a decrease in overall policies in force of 6.5% since the third quarter of 2003.

Personal lines’ segment income increased $30.6 million to $42.1 million for the third quarter of 2004. The increase in segment income was primarily attributable to an estimated $33 million improvement in current accident year underwriting results. The improved underwriting results are attributable to the favorable impact of net premium rate increases described above. Also, a decrease in non-catastrophe claims activity due to lower frequency in both the personal automobile and homeowners lines and improved involuntary pool results, primarily with respect to the Massachusetts Commonwealth Reinsurers (“CAR”) pool favorably impacted segment income. We believe our improved claims frequency experience is consistent with recent industry trends. Development on prior years’ loss and loss adjustment expense reserves improved $13.2 million, to $7.0 million of favorable development for the third quarter of 2004, from $6.2 million of adverse development for the same period in 2003. These favorable items were partially offset by an increase in catastrophe losses of $11.5 million, to $24.0 million for the third quarter of 2004, compared to $12.5 million for the same period in 2003, due to several hurricanes in the Southeast. Segment income was also negatively affected by an increase of $5.0 million in underwriting expenses for the third quarter of 2004, resulting primarily from higher contingent commissions related to improved underwriting results, and to a lesser extent, technology and employee-related expenses.

Commercial Lines

Commercial lines’ net premiums written increased $12.2 million, or 7.0%, to $187.0 million for the third quarter of 2004, primarily due to an estimated $10 million of net premium rate increases in all commercial lines since September 30, 2003. The effect of these rate increases was partially offset by a 1.7% decline in policies in force. Policies in force decreased 2.3%, 1.8%, 1.3% and 0.5% in the other commercial, commercial automobile, commercial multiple peril, and workers’ compensation lines, respectively, since September 30, 2003.

Commercial lines’ segment income decreased $25.2 million to a loss of $7.1 million in the third quarter of 2004. The decrease in segment income was primarily attributable to an increase in catastrophe losses of $33.3 million, to $37.7 million for the third quarter of 2004, compared to $4.4 million for the same period in 2003. Catastrophe losses were unusually high due to several hurricanes in the Southeast. Also contributing to the decrease in segment income is the increase of approximately $5 million in underwriting expenses, during the third quarter of 2004 compared to the same period in 2003, which resulted primarily from higher contingent commissions, and to a lesser extent, technology and employee-related expenses. These unfavorable items were partially offset by an estimated $11 million in improved current accident year underwriting results primarily due to the net premium rate increases described above and a $3.6 million reduction in adverse development on prior years’ loss and LAE reserves in 2004.

Other Property and Casualty

Segment results of the Other Property and Casualty segment decreased $0.9 million to income of $1.7 million in third quarter of 2004, from $2.6 million in the same period of 2003.

Investment Results

Net investment income increased $2.7 million, or 6.0%, to $48.0 million for the quarter ended September 30, 2004. The increase in net investment income reflects an increase in average invested assets, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.6% for the third quarter of 2004, compared to 6.1% for the third quarter of 2003 due to the lower prevailing fixed maturity investment rates. We expect our investment results will continue to be negatively affected by the lower prevailing fixed maturity investment rates.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Property and Casualty’s segment income increased $40.7 million, or 48.6%, to $124.4 million for the nine months ended September 30, 2004. During the first nine months of 2004 catastrophe losses were $97.9 million, compared to $49.3 million for the same period in 2003. Catastrophe losses were unusually high in 2004 due to several hurricanes in the Southeast. Also, during the first nine months of 2003 we recorded a charge of $21.9 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996. Excluding the impact of the increase in catastrophe losses and this charge, segment income increased $67.4 million in the nine months ended September 30, 2004 as compared to the same period in 2003. The increase in segment income is primarily attributable to an estimated $95 million of improved current accident year underwriting results due to net premium rate increases across all principal product lines and a decrease in non-catastrophe claims activity. Additionally, favorable development on prior years’ loss and loss adjustment expense reserves increased $14.4 million, to $20.2 million for the nine months ended September 30, 2004, compared to $5.8 million of favorable development for the same period in 2003. These favorable items were partially offset by an increase in underwriting expenses of $36.1 million primarily due to higher contingent commissions related to improved underwriting results, and to a lesser extent, technology and employee-related expenses.

The following table summarizes statutory net premiums written and statutory loss and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Nine Months Ended September 30,
	2004		2003
(In millions, except ratios)	Statutory Net Premiums Written	Statutory Loss Ratios (1)	Statutory Net Premiums Written	Statutory Loss Ratios (1)
Personal Lines:
Personal automobile	$802.2	63.7	$841.8	73.1
Homeowners	312.0	44.2	295.1	53.9
Other personal	31.7	53.1	33.0	35.6

Total personal	1,145.9	58.2	1,169.9	67.3

Commercial Lines:
Workers’ compensation	99.6	79.2	98.1	74.8
Commercial automobile	145.0	48.3	133.0	49.6
Commercial multiple peril	256.1	40.6	241.8	46.8
Other commercial	76.8	45.6	67.5	33.9

Total commercial	577.5	49.9	540.4	51.0

Total	$1,723.4	55.7	$1,710.3	63.5

Statutory combined ratio (2):
Personal lines	99.0		105.7
Commercial lines	105.8		95.7
Total	101.6		103.9

(1)	Statutory loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our statutory loss ratios exclude catastrophe losses.

(2)	Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio. Our statutory combined ratios include catastrophe losses, which represented 4.4%, 8.7% and 5.8% of our Personal Lines, Commercial Lines and Total statutory combined ratios, respectively, in the first nine months of 2004, and 2.7%, 3.4% and 2.9% of our Personal Lines, Commercial Lines and Total statutory combined ratios, respectively, in the first nine months of 2003.

The following table summarizes statutory underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Nine Months Ended September 30, 2004				Nine Months Ended September 30, 2003
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
Statutory underwriting profit (loss), excluding prior year reserve development and catastrophes	$44.4	$(2.2)	$(3.4)	$38.8	$(25.0)	$16.6	$(1.8)	$(10.2)
Prior year reserve development favorable (unfavorable)	16.0	4.2	—	20.2	(18.9)	25.8	(23.0)	(16.1)
Pre-tax catastrophe losses	(50.5)	(47.4)	—	(97.9)	(31.0)	(18.3)	—	(49.3)

Statutory underwriting profit (loss)	9.9	(45.4)	(3.4)	(38.9)	(74.9)	24.1	(24.8)	(75.6)
Net investment income	72.0	72.4	1.6	146.0	67.9	68.8	1.5	138.2
Fee income	—	—	18.8	18.8	—	—	19.8	19.8
Other	6.8	5.0	(13.3)	(1.5)	16.0	(0.2)	(14.5)	1.3

Segment income (loss)	$88.7	$32.0	$3.7	$124.4	$9.0	$92.7	$(18.0)	$83.7

Personal Lines

Personal lines’ net premiums written decreased $24.0 million, or 2.1%, to $1.1 billion for the nine months ended September 30, 2004. This was primarily the result of a decrease of $39.6 million, or 4.7%, in the personal automobile line, partially offset by an increase of $16.9 million, or 5.7%, in the homeowners line. The decrease in the personal automobile line is primarily due to the decline in policies in force since September 30, 2003, as described in the quarterly discussion above. Partially offsetting this decrease was an 8.1% net premium rate increase in the personal automobile line. Net premium rate increases were obtained in substantially all states. The increase in the homeowners line resulted primarily from an 11.0% net premium rate increase in Michigan and a 10.0% net premium rate increase in New York, partially offset by a decrease in overall policies in force of 8.2% since September 30, 2003.

Personal lines’ segment income increased $79.7 million to $88.7 million for the nine months ended September 30, 2004. The improvement in segment income is primarily attributable to an estimated $78 million improvement in current accident year underwriting results. The improved underwriting results are attributable to the favorable effect of net premium rate increases as discussed above. Also, a decrease in non-catastrophe claims activity due to lower frequency in both the personal automobile and homeowners lines favorably impacted segment income. We believe our improved non-catastrophe claims frequency experience is consistent with recent industry trends. In addition, development on prior years’ loss and LAE reserves improved $34.9 million, to $16.0 million of favorable development for the nine months ended September 30, 2004, from $18.9 million of adverse development for the same period in 2003. These favorable items were partially offset by an increase in catastrophe losses of $19.5 million, to $50.5 million for the nine months ended September 30, 2004, compared to $31.0 million for the same period in 2003. Additionally, underwriting expenses increased $18.2 million for the nine months ended September 30, 2004 as compared to the same period in 2003, primarily due to higher contingent commissions related to improved underwriting results, and to a lesser extent, technology and employee-related expenses.

Commercial Lines

Commercial lines’ net premiums written increased $37.1 million, or 6.9%, to $577.5 million for the nine months ended September 30, 2004, primarily due to an estimated $28 million of net premium rate increases in all of the commercial lines since September 30, 2003. Partially offsetting these rate increases, policies in force decreased 1.7% overall in commercial lines since September 30, 2003.

Commercial lines’ segment income decreased $60.7 million to $32.0 million for the nine months ended September 30, 2004. The change in segment income is primarily attributable to an increase in catastrophe losses of $29.1 million, to $47.4 million for the nine months ended September 30, 2004, compared to $18.3 million for the same period in 2003. Also contributing to the decline in segment income is an increase of an estimated $23 million in underwriting expenses for the nine months ended September 30, 2004, as compared to the same period in 2003. Underwriting expenses increased primarily due to higher contingent commissions, and to a lesser extent, technology and employee–related expenses. Additionally, favorable development on prior years’ loss and LAE reserves decreased $21.6 million, to $4.2 million of favorable development for the nine months ended September 30, 2004, from $25.8 million of favorable development for the same period in 2003. Also contributing to the decrease in segment income was a $7.6 million increase in loss adjustment expenses. Partially offsetting these unfavorable items was an estimated $18 million of improved current accident year underwriting results primarily due to net premium rate increases during the nine months ended September 30, 2004.

Other Property and Casualty

Segment results of the Other Property and Casualty segment increased $21.7 million to income of $3.7 million in the nine months ended September 30, 2004, from a loss of $18.0 million in the same period of 2003. Prior year results included a charge of $21.9 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996.

Investment Results

Net investment income increased $7.8 million, or 5.6%, to $146.0 million for the nine months ended September 30, 2004. The increase in net investment income reflects an increase in average invested assets, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.7% for the first nine months of 2004, compared to 6.1% for the first nine months of 2003 due to the lower prevailing fixed maturity investment rates and a shift to higher credit quality fixed maturity investments.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

	Nine Months Ended September 30,
(In millions)	2004	2003
Reserve for losses and LAE, beginning of period	$3,018.9	$2,961.7
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,209.6	1,233.7
(Decrease) increase in provision for insured events of prior years	(20.2)	16.1

Total incurred losses and LAE	1,189.4	1,249.8

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	553.2	608.7
Losses and LAE attributable to insured events of prior years	540.0	642.8

Total payments	1,093.2	1,251.5

Change in reinsurance recoverable on unpaid losses	(31.8)	28.4

Reserve for losses and LAE, end of period	$3,083.3	$2,988.4

As part of an ongoing process, we have re-estimated reserves for all prior accident years and the reserves were decreased by $20.2 million for the nine months ended September 30, 2004 and increased by $16.1 million for the nine months ended September 30, 2003.

The table below summarizes the reserve for losses and LAE by line of business.

(In millions)	September 30, 2004	December 31, 2003
Personal automobile	$1,176.1	$1,184.6
Homeowners and other	232.2	192.7

Total personal	1,408.3	1,377.3

Workers’ compensation	633.4	623.3
Commercial automobile	260.1	277.2
Commercial multiple peril	582.3	549.5
Other commercial	199.2	191.6

Total commercial	1,675.0	1,641.6

Total reserve for losses and LAE	$3,083.3	$3,018.9

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

The table below summarizes the change in provision for insured events of prior years by line of business.

	Nine Months Ended September 30,
(In millions)	2004	2003
(Decrease) increase in loss provision for insured events of prior years:
Personal automobile	$(10.4)	$17.1
Homeowners and other	(3.3)	6.7

Total personal	(13.7)	23.8

Workers’ compensation	9.1	7.5
Commercial automobile	(2.4)	(4.1)
Commercial multiple peril	(12.8)	(10.8)
Other commercial	12.1	23.7

Total commercial	6.0	16.3

(Decrease) increase in loss provision for insured events of prior years	(7.7)	40.1
Decrease in LAE provision for insured events of prior years	(12.5)	(24.0)

(Decrease) increase in total loss and LAE provision for insured events of prior years	$(20.2)	$16.1

Estimated loss reserves for claims occurring in prior years developed favorably by $7.7 million during the first nine months of 2004 and unfavorably by $40.1 million during the first nine months of 2003. The favorable loss reserve development during the first nine months of 2004 is primarily the result of a decrease in personal and commercial automobile, homeowners and commercial multiple peril claim severity. The improving severity in the personal automobile line is primarily related to liability claims. Partially offsetting these items was continued adverse loss development in the workers’ compensation line of business, which primarily related to increased medical costs and long term attendant care. Additionally, adverse loss development was experienced in other commercial lines, primarily in umbrella and general liability, which is primarily the result of increases in estimated ultimate losses for these long-tail lines, particularly in the more recent accident years.

The adverse loss reserve development during the first nine months of 2003 was primarily the result of the $21.9 million charge in the other commercial line resulting from the aforementioned voluntary pool arbitration decision. Additionally, loss reserve development was affected by an increase in personal automobile claim severity related to medical settlements. Adverse development in the workers’ compensation line was primarily due to increased claim severity. Partially offsetting these items was favorable development in 2003 in the commercial multiple peril line due to improved claim frequency in the 2002 accident year.

During the first nine months of 2004 and 2003, estimated LAE reserves for claims occurring in prior years developed favorably by $12.5 million and $24.0 million, respectively. The favorable development in both periods is primarily attributable to claims process improvement initiatives taken by us during the 1997 to 2001 calendar year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology affecting future claim settlement assumptions, resulting in the recognition of favorable development. The favorable impact on prior accident year LAE reserves begins to lessen as these claim settlement process improvements are recognized in current actuarial assumptions. Since we believe that the impact of these actions has been previously recognized, we expect little or no further favorable LAE prior year reserve development in future quarters from these process improvements. In addition, the aforementioned reduction in prior year claim severity in personal lines resulted in lower claims settlement costs. These items are reflected in the decline in favorable LAE prior year reserve development for the nine months ended September 30, 2004 versus the same period in 2003.

Asbestos and Environmental Reserves

We may be required to defend claims related to policies that include environmental damage and toxic tort liability. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $26.3 million at September 30, 2004 and $24.9 million at December 31, 2003, net of reinsurance of $16.6 million and $15.0 million at September 30, 2004 and December 31, 2003, respectively. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience. We estimate our ultimate liability for these claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, we are not aware of any litigation or pending claims that we believe will result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

In addition, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $45.6 million at both September 30, 2004 and December 31, 2003. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. As part of our pool reserves, we participated in the Excess and Casualty Reinsurance Association (“ECRA”) from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our participation in this pool has resulted in average paid losses and LAE of $2.5 million annually over the past ten years. During 2001, the pool commissioned an independent actuarial review of its then current reserve position, which noted a range of reserve deficiency primarily as a result of adverse development of asbestos claims. As a result of this study, we recorded an additional $33.0 million of losses in the fourth quarter of 2001, which is included in the reported outstanding loss and LAE reserves. During 2004, the pool has commissioned a current actuarial review of its current reserve position. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

Life Companies

The following table summarizes the results of operations for the Life Companies segment for the periods indicated. In the fourth quarter of 2003, we discontinued the retail sales operations of our broker/dealer, VeraVest, which sold non-proprietary products through our former life insurance and annuity agency channel. As a result of this decision, other income associated with the brokerage operations and the related other operating expenses are significantly lower than in the past. In addition, this decision was followed by reduced persistency in the first nine months of 2004 for the policies that were sold through our former agency distribution channel.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Segment revenues
Premiums	$6.2	$7.0	$32.5	$34.6
Fees:
Fees from surrenders	11.1	13.3	37.2	54.3
Other proprietary product fees	56.1	62.5	177.4	188.4
Net investment income	56.1	65.4	168.9	209.1
Other income (1)	12.9	31.1	40.8	106.4

Total segment revenues	142.4	179.3	456.8	592.8

Policy benefits, claims and losses	69.0	62.1	200.2	201.7
Policy acquisition expenses	39.6	31.0	103.0	115.2
Other operating expenses (2)	42.5	94.3	158.8	272.9

Segment (loss) income	$(8.7)	$(8.1)	$(5.2)	$3.0

(1)	Other income includes $4.9 million and $5.8 million for the quarters ended September 30, 2004 and 2003, respectively, and $15.8 million and $18.2 million for the nine months ended September 30, 2004 and 2003, respectively, of fees earned from the management of assets for proprietary products. Other income for the quarter and nine months ended September 30, 2003 also includes $19.8 million and $70.0 million, respectively, of fees earned from the distribution of non-proprietary insurance products.

(2)	Other expenses include subadvisory fees of $2.3 million and $2.7 million for the quarters ended September 30, 2004 and 2003, respectively, and $7.4 million and $8.5 million for the nine months ended September 30, 2004 and 2003, respectively. Other expenses for the quarter and nine months ended September 30, 2003 also include brokerage related commissions of $12.9 million and $47.7 million, respectively. We no longer sell non-proprietary products.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Life Companies’ segment loss was $8.7 million in the third quarter of 2004 compared to a loss of $8.1 million in the third quarter of 2003. While certain transactions may impact several income statement line items, the following items contributed to the overall change in segment income. First, there was a $12.6 million increase in DAC amortization primarily resulting from the effect of equity market returns being unfavorable relative to our assumptions in the third quarter of 2004, as compared to the effect of equity market returns modestly exceeding our assumptions in the same period of 2003. Additionally, the combined effect of increased GMDB reserve expenses under SOP 03-1, derivatives gains associated with the GMDB hedging program and related DAC amortization, contributed a net $6.2 million to the loss in the third quarter of 2004. See also “Guaranteed Minimum Death Benefits” below. Segment results also decreased $4.6 million due to lower interest margins on GICs, primarily from higher swap contract expenses. These decreases were partially offset by $12.3 million of net expense savings resulting from the cessation of the retail sales operations of our broker/dealer, VeraVest, and ongoing expense management efforts. In addition, $11.1 million of VeraVest asset impairments were recorded in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Life Companies’ segment loss was $5.2 million in the first nine months of 2004 compared to income of $3.0 million for the first nine months of 2003. This decrease of $8.2 million was primarily the result of an increase in DAC amortization of $24.4 million primarily resulting from the effect of equity market returns and surrender patterns being unfavorable relative to our assumptions in 2004, as compared to the effect of equity market returns exceeding our assumptions, partially offset by a permanent impairment for the Select and Partner DAC assets in 2003. The combined effect of derivatives losses associated with the GMDB hedging program and increased GMDB reserve expenses required under SOP 03-1, net of DAC, also reduced Life Companies segment income by $11.4 million in the first nine months of 2004. See also “Guaranteed Minimum Death Benefits” below. Segment results also deteriorated $8.5 million due to lower interest margins on GICs, primarily from higher swap contract expenses. Additionally, net investment income declined $5.3 million from the replacement of high-yield investments with lower yielding, higher quality fixed income securities. These decreases were partially offset by $32.1 million net expense savings resulting from the cessation of the retail sales operations of our broker/dealer, VeraVest, and ongoing expense management efforts, as well as the absence, in 2004, of the aforementioned $11.1 million of VeraVest asset impairments.

Net Investment Income

Net investment income declined $9.3 million, to $56.1 million for the third quarter of 2004 and $40.2 million, to $168.9 million for the nine months ended September 30, 2004. The decline in net investment income reflects a decrease in average general account assets, principally resulting from annuity redemptions and reductions in outstanding GIC balances, and a decrease in pre-tax yields on fixed maturity securities. Average pre-tax yields on fixed maturities decreased to 5.9% for both the third quarter and the first nine months of 2004, compared to 6.2% for the third quarter of 2003 and 6.1% for the first nine months of 2003. The decline in average pre-tax yields is due to the lower prevailing fixed maturity investment rates and a shift to higher credit quality fixed maturity investments.

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

In the third quarter of 2004, amortization of policy acquisition expenses increased $8.6 million, to $39.6 million. This increase is primarily due to equity market returns and the related effect on GMDB costs diverging from assumptions used in our DAC estimation process, both of which resulted in an increase in DAC amortization of $12.6 million. Also, the GMDB hedging program produced a $5.7 million increase in DAC amortization, discussed below. These increases were partially offset by a $5.4 million decrease in amortization related to previously capitalized sales inducements that have been classified as policy benefits in conformity with the adoption of SOP 03-1. In addition, this increase was partially offset by lower DAC amortization of $6.0 million resulting from decreased separate account and surrender fees.

In the first nine months of 2004, policy acquisition expenses decreased $12.2 million, to $103.0 million. This decline is primarily due to the aforementioned decline in surrender fees, as well as other insurance fees, which resulted in a decrease in DAC amortization of $25.7 million in the first nine months of 2004, compared to the first nine months of 2003. In addition, in the first nine months of 2004, $16.4 million of amortization related to the aforementioned previously capitalized sales inducements have been classified as policy benefits. This decrease was partially offset by the aforementioned equity market returns and the related effect on GMDB costs diverging from assumptions used in our DAC estimation process, which resulted in an increase in DAC amortization of $24.4 million in the first nine months of 2004, compared to the first nine months of 2003.

During the first nine months of 2003, we had two additional items affecting DAC. First, to facilitate our ongoing recoverability testing for the Partners and Select distribution channels, we refined our methodology concerning the aggregation of annuity contracts for the purpose of estimating future gross profits and current amortization. This refinement resulted in $19.2 million of additional amortization. Second, for all three distribution channels, we revised our estimate of persistency of variable annuity contracts. This was primarily the result of the significant decline in redemptions from the first quarter to the third quarter of 2003. In the aggregate for all distribution channels, redemptions have been relatively consistent with expectations since the third quarter of 2003. This change resulted in a $20.2 million decrease in DAC amortization. Changes in persistency, as well as in the equity market and GMDB costs, may continue to affect DAC amortization in future periods.

Other Operating Expenses

In the third quarter of 2004, other operating expenses decreased $51.8 million, to $42.5 million. The decrease reflects lower commissions, distribution and insurance operation expenses as a result of our discontinuing retail sales operations of VeraVest and our ongoing expense management efforts. Also, a $5.9 million gain on the derivative contracts in conjunction with the GMDB hedging program contributed to the decrease.

Included in other operating expenses of $42.5 million is $11.9 million of interest expense related to trust instruments supported by funding obligations, $5.9 million of derivatives gains in connection with the GMDB hedging program and $2.3 million of brokerage and investment management variable expenses. Of the remaining $34.2 million of other operating expenses, we estimate that approximately 35% vary directly with policy count and we expect to manage these expenses down over time as the policy count decreases. The balance of these expenses is relatively fixed and primarily associated with technology, finance, human resources and legal activities that do not decline proportionally with policy count. These expenses also include allocations of corporate overhead.

In the first nine months of 2004, other operating expenses decreased $114.1 million, to $158.8 million. The decrease reflects lower commission, distribution and insurance operation expenses as a result of our discontinuing retail sales operations of VeraVest. Partially offsetting the lower distribution and insurance operation expenses was a $5.4 million loss on the derivative contracts in connection with the GMDB hedging program.

GIC Derivative Instruments

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. These hedges resulted in a $5.2 million reduction in net investment income during the third quarter of 2004, as compared to a $1.4 million reduction in net investment income during the third quarter of 2003. Additionally, these hedges resulted in a $16.1 million reduction in net investment income during the first nine months of 2004, as compared to a $4.4 million reduction in net investment income during the first nine months of 2003. These reductions were offset by similar reductions in GIC interest credited during the third quarter of 2004 and 2003, and the nine months ended September 30, 2004 and 2003.

The increased effect of derivative instruments was primarily due to new swap contracts entered into to replace the futures contracts that did not qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, and were therefore deemed “ineffective” for accounting purposes. The “ineffective” futures contracts resulted in a $0.4 million increase in other income during the third quarter of 2003. In addition, “ineffective” futures contracts resulted in a $6.4 million decrease in other income during the first nine months of 2003. The new foreign currency swaps are “effective” hedges for accounting purposes; thus, they had no impact on other income in the third quarter and the first nine months of 2004. While we do not currently expect fluctuations to other income to recur, there can be no assurances that we will not experience losses from ineffective hedges in the future.

Guaranteed Minimum Death Benefits

The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate (most commonly 5% annually), the highest historical account value on a contract anniversary, or more typically the greatest of these values. If the GMDB is higher than the current account value at the time of death, we incur a cost equal to the difference. As of September 30, 2004, the difference between the GMDB and the current account value (the “net amount at risk”) for all existing contracts was approximately $2.5 billion, compared to approximately $2.6 billion at December 31, 2003. The decrease from December 31, 2003 was the result of an increase in equity market values during the nine months ended September 30, 2004, as well as surrenders, which result in forfeitures of the GMDB benefit. For each one percent increase or decrease in the S&P 500 Index from September 30, 2004 levels, the net amount at risk is estimated to decrease or increase, respectively, by approximately $50 million to $70 million. Other factors, such as interest rates and the relative performance of our funds, may also affect the net amount at risk.

On January 1, 2004, we adopted Statement of Position 03-1. SOP 03-1 provides guidance for, among other items, determining liabilities for GMDB costs. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions including, among other items, mortality, estimates of future market returns and expected contract persistency. On January 1, 2004, we recorded an $88.0 million pre-tax charge to earnings, reflected in the cumulative effect of a change in accounting principle in the Consolidated Statements of Income. This reflects adjustments to both our GMDB reserve and our DAC asset, as well as additional reserves required for our product features. The reserve calculation required under SOP 03-1 resulted in an increase of GMDB expense of $6.4 million in the third quarter of 2004, and an increase of GMDB expense of $4.1 million in the first nine months of 2004, subsequent to the adoption of SOP 03-1. Subsequent changes in the reserve will continue to be included in segment income. Future changes in market levels, persistency of existing accounts, including the effect on the age distribution, specific fund performance, interest rates, mortality and other factors, may result in material changes to GMDB costs and related expenses.

On December 3, 2003, we implemented a hedging program for our in-force variable annuity policies with GMDB features. The program’s primary purpose is to provide us with an economic hedge against increased GMDB claims which could arise from declines in the equity market below levels at December 3, 2003. Also, the program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. The hedge program does not provide protection from the GMDB cost associated with the net amount at risk of $2.7 billion in existence on December 3, 2003. Over time, the actual amount of the unhedged economic cost will vary depending on equity market levels, redemption rates, and certain GMDB product features, such as roll-up (net deposits accumulated at a specified rate) or ratchet (highest historical account value on a contract anniversary). (See also, Note 3, Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts for further information).

As the block of annuity contractholders ages, if the equity market does not appreciate over time, our mortality costs, as a percentage of the net amount at risk, will increase due to premium increases related to the GMDB mortality reinsurance program. The mortality reinsurance program, which extends until 2012, provides protection against adverse mortality experience but not against the increasing age of annuitants. The hedge program also does not protect against the reduction in proprietary product fees and cash flow which would result from the reduction in net account balances following a decline in the equity market.

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

The program utilizes a dynamic hedging approach involving exchange traded futures contracts. Under the program, hedge contracts are expected to generate cash to fund increases in the GMDB claims resulting from declines in the equity market. As part of the program, investment returns of a majority of the funds underlying our variable annuity products were matched to widely followed indices which have exchange traded futures contracts. There can be no assurance that the returns of the underlying funds will be perfectly correlated to the returns of the indices. Also, certain market risks such as those relating to interest rates have not been hedged; such interest rate risk is predominantly in separate accounts which have underlying bond funds, which represent approximately 17% of separate account assets as of September 30, 2004. As interest rates rise, account values decrease, and the net amount at risk and associated reinsurance premium increase. Consequently, the program is expected to generate increased expenses in a rising interest rate environment.

In connection with the GMDB hedging program, we recognized $5.9 million in pre-tax gains on the derivative contracts in the third quarter of 2004. The pre-tax gain in the third quarter of 2004 was offset by higher GMDB expenses of $6.4 million and increased DAC amortization of $5.7 million. We incurred $5.4 million in pre-tax losses on derivative contracts in the first nine months of 2004. The pre-tax loss in the first nine months of 2004 was further increased by a charge related to GMDB volatility of $4.1 million, as well as increased DAC amortization of $1.9 million.

The following table provides a reconciliation of our beginning and ending reserve for GMDB utilizing generally accepted accounting principles. These reserves differ from the statutory GMDB reserves disclosed in the section “Statutory Capital of Insurance Subsidiaries”, which are calculated using prescribed statutory accounting principles.

	Quarter Ended			Nine Months Ended
(In millions)	September 30, 2004	June 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003(1)
Reserve for GMDB, beginning of period	$94.8	$97.2	$41.4	$26.2	$81.2
Adoption of SOP 03-1	—	—	—	80.6	—
Provision for GMDB:
GMDB expense incurred	12.2	12.3	11.5	37.1	34.5
Volatility (2)	6.4	3.4	—	4.1	—

	18.6	15.7	11.5	41.2	34.5
Paid claims, net of reinsurance (3):
Claims from policyholders	(16.9)	(18.4)	(20.1)	(54.9)	(75.8)
Claims ceded to reinsurers (4)	16.0	16.5	18.8	51.3	58.4

	(0.9)	(1.9)	(1.3)	(3.6)	(17.4)
GMDB reinsurance premiums paid (3)	(17.4)	(16.2)	(19.6)	(49.3)	(66.3)

Reserve for GMDB, end of period	$95.1	$94.8	$32.0	$95.1	$32.0

(1)	Does not reflect adoption of SOP 03-1, which was implemented effective January 1, 2004.

(2)	Volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality and other factors that are assumptions within the GMDB reserving model.

(3)	We maintain a GMDB mortality reinsurance program covering the incidence of mortality on variable annuity policies. We pay the reinsurers monthly premiums based on variable annuity net amount at risk in exchange for reimbursement of the net amount at risk portion of qualified cash claims. These premiums are significantly lower on products sold through our former agency channel due to the lower average age of the business. We retain the market risk associated with the net amount at risk on the variable annuity business.

(4)	Claims ceded to reinsurers exclude those contracts with a date of death prior to December 1, 2002 and certain other claims.

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

	Quarter Ended
	September 30, 2004				June 30, 2004
			Redemptions (2)				Redemptions (2)
(In millions)	Account Values (1)	Average Age (4)	Amount	Rates	Account Values (1)	Average Age (4)	Amount	Rates
Agency	$3,837.8	61	$245.3	27%	$4,188.4	61	$304.9	31%
Select	2,684.0	70	91.5	14	2,781.2	70	96.3	14
Partners	4,285.2	73	154.9	15	4,374.7	73	154.7	15

Total	$10,807.0	68	$491.7	19%	$11,344.3	68	$555.9	20%

	Quarter Ended
	September 30, 2003
			Redemptions (2)
(In millions)	Account Values (1)	Average Age (4)	Amount	Rates
Agency	$4,303.5	61	$218.5	20%
Select	2,799.0	70	111.6	16
Partners	4,381.3	73	163.5	15

Total	$11,483.8	67	$493.6	17%

	Nine Months Ended
	September 30,
	2004				2003
			Redemptions (2)				Redemptions (2)
(In millions)	Account Values (3)	Average Age (4)	Amount	Rates	Account Values (3)	Average Age (4)	Amount	Rates
Agency	$4,364.3	61	$885.1	30%	$4,623.6	61	$908.3	27%
Select	2,852.3	70	312.9	15	2,995.3	69	510.1	24
Partners	4,526.0	73	483.7	15	4,507.2	72	618.1	19

Total	$11,742.6	68	$1,681.7	21%	$12,126.1	67	$2,036.5	23%

(1)	Account values at September 30 reflect market values as of July 1 of the year indicated and account values at June 30 reflect market values as of April 1 of the year indicated.

(2)	Redemptions reflect activity for the period indicated. Redemption rates are annualized based on the average account value in the period.

(3)	Account values at September 30 reflect market values as of January 1 of the year indicated.

(4)	Average age is based upon the account value at the beginning of the period indicated.

Redemption rates in the third quarter of 2004 were modestly higher than the third quarter of 2003. However, redemption rates in the third quarter of 2004 and the first nine months of 2004 declined from the second quarter of 2004 and the first nine months of 2003, respectively. The higher rate of redemptions in those periods is attributable to the lower financial strength ratings of our Life Companies in 2003 and the effects of the cessation of sales of proprietary products in the fourth quarter of 2002. Also, our mix of product surrenders continues to be unfavorable in the current quarter because a higher proportion of the total surrenders came from our former agency distribution channel. This channel has a lower average age of annuitant than the other channels. Therefore, should the higher relative surrender rates in this channel continue, our mortality costs as a percentage of overall net amount at risk will increase. Notwithstanding the recent redemption patterns, we believe that our current overall DAC assumptions include reasonable redemption levels. However, we cannot provide assurance that ultimately redemptions will not differ from our assumptions. Such differences could materially, adversely affect DAC amortization in future periods, as well as GMDB costs and reserves, and segment income excluding certain non-cash items.

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

The following tables provide a reconciliation of segment (loss) income before taxes to segment income excluding certain non-cash items.

	Quarter Ended
(In millions)	September 30, 2004	June 30, 2004	September 30, 2003
Segment loss	$(8.7)	$(6.3)	$(8.1)
Deferred acquisition cost operating amortization and amortization of sales inducements, net	44.6	33.6	28.1
Property, plant and equipment depreciation, net	0.6	0.9	0.2
Statement of Position 98-1 amortization, net	1.1	1.1	1.1
VeraVest asset impairment	—	—	11.1
Change in guaranteed minimum death benefit reserves	0.3	(2.4)	(9.4)

Total segment income excluding certain non-cash items	$37.9	$26.9	$23.0

	Nine Months Ended September 30,
(In millions)	2004	2003
Segment (loss) income	$(5.2)	$3.0
Deferred acquisition cost operating amortization and amortization of sales inducements, net	116.2	107.3
Property, plant and equipment depreciation, net	2.4	1.6
Statement of Position 98-1 amortization, net	3.4	3.0
VeraVest asset impairment	—	11.1
Change in guaranteed minimum death benefit reserves	(11.7)	(49.2)

Total segment income excluding certain non-cash items	$105.1	$76.8

Segment income excluding certain non-cash items increased $11.0 million, to $37.9 million in the third quarter of 2004, compared to $26.9 million in the second quarter of 2004. The increase is primarily due to derivatives gains of $5.9 million in connection with the GMDB hedging program in the third quarter of 2004 versus $5.9 million of derivatives losses in the second quarter of 2004. Segment income excluding certain non-cash items increased $14.9 million, to $37.9 in the third quarter of 2004, compared to $23.0 million in the third quarter of 2003. The increase is primarily due to lower expenses as a result of the cessation of the retail sales operations of VeraVest and ongoing expense management efforts, as well as the aforementioned derivatives gains associated with the GMDB hedging program, partially offset by lower fees, including surrender fees. For similar reasons, except that the GMDB hedge program produced year to date derivatives losses of $5.4 million, segment income excluding certain non-cash items increased $28.3 million to $105.1 million in the first nine months of 2004, compared to $76.8 million in the first nine months of 2003.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	September 30, 2004		December 31, 2003
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$7,788.7	92.0%	$7,646.5	89.3%
Equity securities (1)	15.9	0.2	15.3	0.2
Mortgage loans	127.5	1.5	175.1	2.0
Policy loans (1)	258.2	3.0	268.0	3.1
Cash and cash equivalents (1)	217.6	2.6	380.5	4.5
Other long-term investments	62.8	0.7	80.7	0.9

Total	$8,470.7	100.0%	$8,566.1	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $95.4 million, or 1.1%, to $8.5 billion during the first nine months of 2004, primarily as a result of decreases in cash and cash equivalents of $162.9 million, mortgages of $47.6 million and other long-term investments of $17.9 million, offset by an increase in fixed maturities of $142.2 million. Cash and cash equivalents decreased primarily as a result of group annuity contract redemptions, as well as the retirement of certain long-term funding agreements in our Life Companies segment. Fixed maturities increased primarily due to improved underwriting results in the Property and Casualty segment. This increase was partially offset by the maturity of certain long-term funding agreements in the Life Companies segment and unfavorable market value depreciation. Mortgage loans decreased principally due to loan payoffs, while other long-term investments decreased primarily due to capital distributions from limited partnerships and the sale of real estate, all occurring in the Life Companies segment.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 94.3% at September 30, 2004 and 94.0% at December 31, 2003 of our total fixed maturity portfolio.

The following table provides information about the credit quality of our fixed maturities at September 30, 2004 and December 31, 2003.

(In millions)		September 30, 2004		December 31, 2003
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
1	Aaa/Aa/A	$4,887.1	$5,042.2	$4,702.6	$4,859.9
2	Baa	2,210.5	2,303.5	2,221.7	2,329.8
3	Ba	229.0	242.6	225.4	235.8
4	B	129.5	134.8	140.4	149.8
5	Caa and lower	41.9	49.2	40.2	54.0
6	In or near default	13.2	16.4	16.0	17.2

Total fixed maturities		$7,511.2	$7,788.7	$7,346.3	$7,646.5

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.8% for September 30, 2004 and 6.1% for September 30, 2003. This decline reflects lower prevailing fixed maturity investment rates, and an increased emphasis on higher credit quality fixed maturities. We expect that lower prevailing fixed maturity investment rates in the current interest rate environment will continue to negatively affect our investment yield.

At September 30, 2004, $178.4 million of our fixed maturities were invested in traditional private placement securities, as compared to $247.5 million at December 31, 2003. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $6.0 million of realized losses on other-than-temporary impairments of fixed maturities for the first nine months of 2004, as compared to $52.9 million for the first nine months of 2003, principally resulting from our exposure to below investment grade securities. For the first nine months of 2004, other-than-temporary impairments of fixed maturities included $5.8 million related to the airline/transportation sector and $0.2 million related to the communication sector. Other-than-temporary impairments of fixed maturities for the first nine months of 2003 included $18.8 million related to the airline/transportation sector; $10.4 million related to securitized investments; $8.5 million related to the industrial sector; and $7.1 million related to the finance sector, and $4.7 million related to the consumer non-cyclical sector. In addition, we recognized $0.1 million of realized losses on other-than-temporary impairments of equity securities for the first nine months of 2004, as compared to $3.3 million for the first nine months of 2003.

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

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

	September 30, 2004		December 31, 2003
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
0-6 months	$5.4	$624.7	$17.8	$1,023.5
7-12 months	4.7	161.0	15.7	331.7
Greater than 12 months	15.6	381.9	4.9	96.3

Total investment grade fixed maturities	25.7	1,167.6	38.4	1,451.5
Below investment grade fixed maturities:
0-6 months	4.1	53.8	1.2	38.5
7-12 months	1.8	13.9	2.5	8.2
Greater than 12 months	3.8	3.5	5.7	37.1

Total below investment grade fixed maturities	9.7	71.2	9.4	83.8
Equity securities	0.2	1.4	0.1	1.8

Total fixed maturities and equity securities	$35.6	$1,240.2	$47.9	$1,537.1

We had $35.6 million of gross unrealized losses on fixed maturities and equity securities at September 30, 2004, as compared to $47.9 million at December 31, 2003. Approximately $5.9 million of the gross unrealized losses at September 30, 2004 relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, compared to $9.9 million at December 31, 2003. At both September 30, 2004 and December 31, 2003, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary as it is our assessment that these securities will recover in the near-term. Furthermore, as of September 30, 2004, we had the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in fair value. The risks inherent in the assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the underlying loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at September 30, 2004 and December 31, 2003. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

(In millions)	September 30, 2004	December 31, 2003
Due in one year or less	$0.7	$2.0
Due after one year through five years	4.0	4.6
Due after five years through ten years	16.4	22.0
Due after ten years	14.3	19.2

Total fixed maturities	35.4	47.8
Equity securities	0.2	0.1

Total fixed maturities and equity securities	$35.6	$47.9

We had fixed maturity securities with a carrying value of $36.8 million on non-accrual status at September 30, 2004, as compared to $28.6 million on non-accrual status at December 31, 2003. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $4.8 million for the nine months ended September 30, 2004, as compared to a reduction of $7.2 million for the nine months ended September 30, 2003. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

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

On December 3, 2003, we implemented an economic hedging program involving exchange traded futures contracts to hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003 (See Life Companies – Guaranteed Minimum Death Benefits). The program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. During the third quarter of 2004, we recognized $5.9 million in gains, reflected in Life Companies segment income, as a result of this program. Conversely, for the nine months ended September 30, 2004, we recognized $5.4 million in losses, also reflected in Life Companies segment income. The program was not in place during the first nine months of 2003. The GMDB hedges do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

We recognized $8.0 million of realized losses on derivatives during the third quarter of 2004, as compared to $0.6 million of net realized losses on derivatives in the third quarter of 2003. Additionally, we recognized $8.7 million of net realized losses on derivatives during the nine months ended September 30, 2004, as compared to $4.8 million of net realized losses during the nine months ended September 30, 2003. The net realized losses during both the third quarter of 2004 and 2003 and the nine months ended September 30, 2004 and 2003 were primarily due to the termination of derivative instruments used to hedge funding agreements in response to the retirement of long-term funding agreements at discounts.

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

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

The provision for federal income taxes before the cumulative effect of a change in accounting principle was a benefit of $1.8 million during the third quarter of 2004 compared to a benefit of $7.5 million during the same period in 2003. These provisions resulted in consolidated effective federal tax benefit rates of 11.3% and 192.3% of pre-tax income for the quarters ended September 30, 2004 and 2003, respectively. The decrease in the tax benefit from the prior year is primarily the result of higher underwriting income and a reduced level of the dividends received deduction in our variable products in the current year.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The provision for federal income taxes before the cumulative effect of a change in accounting principle was a benefit of $19.7 million during the first nine months of 2004 compared to a benefit of $1.8 million during the same period in 2003. These benefits resulted in consolidated effective federal tax benefit rates of 19.8% and 2.5% of pre-tax income for the nine months ended September 30, 2004 and 2003, respectively. The current year effective tax rate reflects a $30.3 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1979 to 1991. The largest of the disputed items relates to deductions taken for increased death benefits pertaining to certain life insurance contracts existing in 1982 and 1983. The settlement entitles us to receive a refund of amounts paid for these years, as well as various tax credits that can be applied to offset federal tax liabilities in other years.

Absent the aforementioned $30.3 million benefit, the effective tax rate in the current year was 10.6%. The increase from the prior year is primarily due to the aforementioned higher underwriting income and a reduced level of the dividends received deduction associated with our variable products. In addition, there has been a reduction in the level of tax-exempt interest due to a reduction in the proportion of tax-exempt securities associated with our portfolio of fixed income securities.

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

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are statutory GMDB reserves, Total Adjusted Capital and RBC ratios for our life insurance subsidiaries and for Hanover, as applicable, as of September 30, 2004, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level).

	Statutory GMDB Reserves (3)		Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
(In millions, except ratios)	Gross of Reinsurance	Net of Reinsurance
AFLIAC (1)	$142.0	$105.2	$610.7	$131.2	$65.6	465%	931%
FAFLIC	3.5	2.7	198.7	64.7	32.3	307%	615%
Hanover (2)	N/A	N/A	1,076.2	426.6	213.3	252%	505%

(1)	AFLIAC’s Total Adjusted Capital includes $198.7 million related to its subsidiary, FAFLIC.

(2)	Hanover’s Total Adjusted Capital includes $599.5 million related to its subsidiary, Citizens.

(3)	AFLIAC statutory GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.

The total adjusted statutory capital position of our life companies continued to improve during the first nine months of 2004, increasing from $553.4 million at December 31, 2003 to $610.7 million at September 30, 2004. This increase includes a $30.3 million benefit related to the favorable settlement of prior years’ tax liabilities (see Income Taxes). The remaining increase in statutory surplus primarily resulted from our utilization of our net operating loss carryforwards and other tax attributes. Statutory GMDB reserves, and thus total adjusted capital and RBC ratios, are highly sensitive to equity market conditions. A sustained declining or flat equity market would result in declining fees as a result of the equity market and surrenders, while the aging annuitant base would result in higher GMDB costs. In certain equity market scenarios, such results could cause this measure to become negative and cause statutory losses which would reduce statutory capital.

The improvement of our life companies’ RBC ratios reflect lower required risk based capital primarily as a result of lower deposit fund reserves and group annuity contracts. Additionally, lower required statutory GMDB reserves as a result of improvements in the equity market and surrender activity contributed to the improvement in our RBC ratios.

Liquidity and Capital Resources

Net cash provided by operating activities was $135.2 million during the first nine months of 2004 versus net cash used of $157.9 million during the same period last year. The $293.1 million increase in cash provided by operating activities was primarily due to lower net loss and LAE payments in the Property and Casualty business. In addition, cash flows from operations improved in 2004 due to lower net payments from the general account as a result of fewer annuity contract redemptions in the Life Companies. Cash outflows in 2003 included a payment to settle approximately $100 million of the payable related to the sale of our universal life insurance business. Additionally, we received a $30.3 million federal income tax settlement in 2004, which contributed to the improvement in operating cash flows.

Net cash provided by investing activities was $52.4 million during the first nine months of 2004, compared to $246.3 million for the same period of 2003. During 2004, cash was primarily provided by net sales of fixed maturities and other investment assets, resulting from funding agreement withdrawals and general account annuity redemptions in the Life Companies segment. These were partially offset by purchases of fixed maturities, resulting from improved underwriting results in the Property and Casualty segment. During 2003, net sales of fixed maturities and equity securities were required primarily to fund increased annuity surrenders in the Life Companies segment. Additionally, net receipts related to margin deposits on future contracts in the Life Companies segment resulted from foreign currency rate fluctuations.

Net cash used in financing activities was $350.5 million during the first nine months of 2004, compared to $152.1 million for the same period of 2003. The $198.4 million increase in cash used in 2004 is primarily due to increased retirements and maturities of net funding agreements, including retirements from trust instruments supported by funding obligations.

We expect to continue to generate sufficient positive operating cash flow to meet all short-term and long-term cash requirements. Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. In addition, we had no commercial paper borrowings as of September 30, 2004 and we do not anticipate utilizing commercial paper in the remainder of 2004. Debt ratings downgrades in prior years continue to preclude or adversely affect the cost and availability of credit lines, commercial paper and other additional debt and equity financing.

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

We intend to vigorously defend this matter, and regard plaintiffs claims for lost trading profits as being highly speculative and, in any case, subject to an obligation to mitigate damages. In addition, any damages for lost profits should, in our view, terminate as a result of the investment management industry’s and regulators’ actions to eliminate market timing, such as implementing “fair value” pricing. The damage phase of the litigation is currently scheduled to be heard in February 2005.

While the monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

We have been named a defendant in various other legal proceedings arising in the normal course of business. We are also involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include the Securities and Exchange Commission’s and the National Association of Securities Dealers’ industry-wide inquiries into “market timing”, “revenue sharing” and other matters, and regulatory inquiries into compensation arrangements with brokers and agents. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings or investigations will not have a material effect on our financial position, although they could have a material effect on our results of operations for a particular quarter or annual period.

Rating Agency Actions

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers information on specific insurance companies. Higher ratings generally indicate the rating agencies’ opinion of better financial stability and a stronger ability to pay claims.

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

On July 27, 2004, Moody’s upgraded the financial strength ratings of our property and casualty companies, from Baa2 (Adequate) to Baa1 (Adequate). In addition, Moody’s raised our senior debt rating from Ba3 (Questionable) to Ba1 (Questionable), and our Capital Securities rating from B2 (Poor) to Ba2 (Questionable). All ratings from Moody’s were assigned a stable outlook.

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

In April 2004, Moody’s upgraded the financial strength rating outlook for our property and casualty companies, then rated at Baa2 (Adequate), to a positive outlook and re-affirmed the financial strength ratings of the life companies at Ba1 (Questionable) with a stable outlook.

During January 2004, A.M. Best Co. upgraded the financial strength ratings of our property and casualty companies to A- (Excellent) from B++ (Very Good) and life insurance companies to B+ (Very Good) from B- (Fair). In addition, A.M. Best upgraded our senior debt rating to bb+ from bb, our Capital Securities rating to bb- from b+ and our short-term debt rating to AMB-3 from AMB-4 . All ratings from A.M. Best were assigned a “stable” outlook.

Risks and Forward-Looking Statements

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

Risks Relating to Our Property and Casualty Insurance Business

We generate a significant portion of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse catastrophe experience, severe weather or other unanticipated significant losses; (ii) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years; (iii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines segment; (iv) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (v) restrictions on insurance underwriting; and (vi) industry-wide change resulting from current investigations and inquiries relating to compensation arrangements with insurance brokers and agents.

Risks Relating to Our Life Companies

Our businesses may be affected by (i) lower appreciation or decline in value of our managed investments or the investment markets in general, resulting in reduced variable product assets and related variable product management fees, lapses and increased surrenders, increased DAC amortization, as well as increased cost of guaranteed minimum death benefits; (ii) adverse trends in mortality and morbidity; (iii) possible claims relating to sales practices for insurance and investment products; (iv) earlier than expected withdrawals and changes in redemption patterns from our general account annuities and other insurance products; (v) losses due to foreign currency fluctuations; (vi) the extent to which the performance of the various hedging instruments utilized in our GMDB hedging program do not correlate with the investment performance and underlying annuity sub-accounts; and (vii) the continued availability of equity index futures.

We have provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses and DAC amortization and net amount at risk. This information is an estimation only and is based upon matters in effect on September 30, 2004. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

Risks Relating to Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) heightened competition, including the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (ii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring, such as the recent proposal to ban the use of credit scores with respect to personal lines in Michigan, recent and future changes affecting the tax treatment of insurance and annuity products, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) the inability to attract, or the loss or retirement of key executives; (vii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best; (ix) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (x) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (xi) losses resulting from our participation in certain reinsurance pools; (xii) defaults or impairments of debt securities held by us; (xiii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels; (xiv) the effects of our restructuring actions, including any resulting from the cessation of retail sales through VeraVest or from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; and (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

In addition, except where required or permitted by applicable accounting principles, components of our consolidated balance sheets are not marked to market or otherwise intended to reflect our estimates of the fair market or disposition value of such assets or liabilities or the related businesses. The recorded value of certain assets, such as deferred acquisitions costs, deferred federal income taxes and goodwill, and certain liabilities such as guaranteed minimum death benefit reserves, reflect the application of our assumptions to generally accepted accounting principles. See “Critical Accounting Principles” in this Managements’s Discussion and Analysis and in our Form 10-K for the year ended December 31, 2003, and the Notes to the Interim Consolidated Financial Statements included in Form 10-Q and to the Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2003. Accordingly, in the event of a disposition of all or a portion of any such assets, liabilities or related businesses, the value obtainable in such a transaction may differ materially from the value reflected in our consolidated financial statements, which would in turn have a material impact on Shareholders’ Equity and book value per share. From time to time management evaluates strategic options for the Life Companies, which options could include the disposition of all or a portion of such business. In the event of such a disposition, it is management’s expectation that the realizable value would be substantially and materially lower than the value reflected in Shareholders’ Equity in our Consolidated Balance Sheets.

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

Catastrophe – A single event that causes our property and casualty companies both a significant number of claims (175 or more) and $500,000 or more in insured property damage losses.

Cede; cedent; ceding company – When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedent” or “ceding company”.

Closed Block – Consists of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies which were in force as of FAFLIC’s demutualization in 1995. The purpose of this block of business is to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts. The closed block will be in effect until none of the closed block policies are in force, unless an earlier date is agreed to by the Massachusetts Insurance Commissioner.

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

Dividends received deduction – A corporation is entitled to a special tax deduction from gross income for dividends received from a domestic corporation that is subject to income tax.

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

PART I – FINANCIAL INFORMATION

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003, included in our Form 10-K for the year ended December 31, 2003. There have been no material changes in the first nine months of 2004 to such risks or our management of such risks.

ITEM 4

CONTROLS AND PROCEDURES

Based on their evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

We intend to vigorously defend this matter, and regard plaintiffs claims for lost trading profits as being highly speculative and, in any case, subject to an obligation to mitigate damages. In addition, any damages for lost profits should, in our view, terminate as a result of the investment management industry’s and regulators’ actions to eliminate market timing, such as implementing “fair value” pricing. The damage phase of the litigation is currently scheduled to be heard in February 2005.

While the monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – 31, 2004	—	$—	—	—
August 1 – 31, 2004	—	—	—	—
September 1 – 30, 2004	—	—	—	—

Total	—	$—	—	—

ITEM 6 - EXHIBITS

EX – 10.63	Short-Term Incentive Compensation Plan incorporated herein by reference to Exhibit A contained in the Registrant’s Proxy Statement (Commission File No. 001-13754) originally filed with the Commission on April 5, 2004.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 4, 2004

Allmerica Financial Corporation Registrant

/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

Dated November 4, 2004

/s/ EDWARD J. PARRY, III
Edward J. Parry, III
Chief Financial Officer, Executive Vice President,
Principal Accounting Officer and Director