Form 10-K
period 2004-12-31
ALLMERICA FINANCIAL CORP
filed 2005-02-25
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission file number: 1-13754

ALLMERICA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3263626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 Lincoln Street, Worcester, Massachusetts	01653
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 855-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value, together with Stock Purchase Rights 7 5/8% Senior Debentures due 2025	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Based on the closing sales price of June 30, 2004 the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $1,766,318,609.

The number of shares outstanding of the registrant’s common stock, $.01 par value, was 53,370,496 shares outstanding as of February 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Allmerica Financial Corporation’s Proxy Statement of Annual Meeting of Shareholders to be held May 17, 2005 are incorporated by reference in Part III.

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

Information with respect to each of our segments is included in “Segment Results ” on pages 27 to 42 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 15 on pages 98 to 100 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

Following is a discussion of each of our operating segments.

PROPERTY AND CASUALTY

General

Our Property and Casualty group accounted for $2.5 billion, or 81.1%, of consolidated segment revenues and provided $198.0 million of segment income before federal income taxes for the year ended December 31, 2004. This group manages its operations principally through three segments, identified as Personal Lines, Commercial Lines and Other Property and Casualty. We underwrite personal and commercial property and casualty insurance through Hanover and Citizens, primarily through an independent agent network concentrated in the Midwest, Northeast, and Southeast United States. Additionally, our Other Property and Casualty segment consists of: voluntary pools business, in which we have not actively participated since 1995; our premium financing business; and our investment management services business.

Our strategy focuses on the fundamentals of the business, namely disciplined underwriting, pricing, quality claim handling, active agency management, effective expense management and customer service. We have a strong regional focus. Our Property and Casualty group constituted the 30th largest property and casualty insurance group in the United States based on 2003 direct premiums written, according to A.M. Best.

Risks

The industry’s profitability and cash flow can be significantly affected by: price; competition; volatile and unpredictable developments such as extreme weather conditions and natural disasters, including catastrophes; legal developments affecting insurer and insureds’ liability; extra-contractual liability; size of jury awards; acts of terrorism; fluctuations in interest rates and other factors that may affect investment returns; and other general economic conditions and trends, such as inflationary pressures, that may affect the adequacy of reserves. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, may affect the profitability of our business. The regulatory environments in those locations where we conduct business, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, may also affect the profitability of our business. In addition, our loss and loss adjustment expense reserves are based on our estimates, involving actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. Changes to these estimates may affect our profitability.

Lines of Business

We underwrite personal and commercial property and casualty insurance coverage.

Personal Lines

Personal Lines comprised two-thirds of the Property and Casualty group’s net written premium in 2004. Personal automobile accounted for 69.5% and homeowners accounted for 27.8% of total personal lines net written premium in 2004.

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

ALLMERICA FINANCIAL ANNUAL REPORT 2004	2

Other personal lines is comprised of miscellaneous policies including: inland marine, umbrella, fire and earthquake.

Our largest personal lines markets and the percent of our 2004 personal lines net written premium represented by these markets are: Michigan 44.5%, Massachusetts 18.6%, New Jersey 9.2%, and New York 6.6%.

In Michigan, according to A.M. Best, based upon direct written premium for 2003, we ranked fourth in the industry for personal lines business, with approximately 9% of the state’s total market. Approximately 67% of the Michigan personal lines business is in the personal automobile line. Approximately 43% of our total personal automobile net written premium is in Michigan. In addition, approximately 31% of the Michigan personal lines business is in the homeowners line. Approximately 50% of our total homeowners net written premium is in Michigan. In Michigan, we are a principal provider with many of our agencies, averaging over $1.5 million of total written premium per agent in 2004.

Commercial Lines

Commercial Lines comprised one-third of the Property and Casualty group’s net written premium in 2004. Commercial multiple peril net written premium accounted for 44.3%, commercial automobile 24.9% and workers’ compensation 16.7% of total commercial lines net written premium in 2004.

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

Other commercial lines is comprised of miscellaneous policies including umbrella, ocean marine, inland marine, fidelity and surety bonds, general liability and fire.

We manage our commercial lines portfolio with a focus on growth from the most profitable industry segments, which varies by line of business and geography. In 2004, approximately 24%, 12% and 12% of our commercial lines net written premium was generated in the states of Michigan, Massachusetts and New York, respectively. Approximately 68% of commercial lines net written premium is comprised of small policies having less than $25,000 in premium. Policies with premium between $25,000 and $100,000, account for an additional 23% of the total. The commercial lines segment maintains an underwriting discipline which emphasizes quality as a means to securing and retaining a large proportion of our agents’ best business. This is monitored through an ongoing quality assurance program, accountability for which is shared at the local, regional and corporate levels.

Other Property and Casualty

The Other Property and Casualty segment consists of voluntary pools business, which we have not actively participated in since 1995, AMGRO, Inc. (“AMGRO”), our premium financing business, and Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations. Prior to 2004, the operating results of AMGRO and Opus were included in our former Asset Management segment. In addition, the Other Property and Casualty segment includes earnings on holding company assets.

Premium Financing Services

Through AMGRO, we engage in the business of financing property and casualty insurance premiums to commercial customers, primarily those of unaffiliated carriers. Generally, these installment finance receivables are secured by the related unearned insurance premiums on such polices. The customers of AMGRO are those persons or firms that borrow from AMGRO to finance insurance premiums.

Investment Advisory Services

Through our registered investment advisor, Opus, we provide investment advisory services to affiliates and to other institutions, including unaffiliated insurance companies, retirement plans, foundations and mutual funds. At December 31, 2004, Opus had assets under management of approximately $11 billion, of which approximately $875 million represented assets managed for entities unaffiliated with us.

Marketing and Distribution

We are licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia. In 2004, approximately 38% of our net written premium was generated in Michigan and 17% was generated in Massachusetts. Our other primary markets include New Jersey, New York, Louisiana, Maine and Indiana.

Our Property and Casualty group maintains sixteen local branch sales and underwriting offices in fourteen states. Additional processing support is provided in Atlanta, Georgia, Worcester, Massachusetts, and Howell, Michigan. Administrative functions are centralized in our headquarters in Worcester, Massachusetts. This regional strategy allows us to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. It also is a predominant factor in the establishment and maintenance of long-term relationships with larger, well-established independent agencies.

3	ALLMERICA FINANCIAL ANNUAL REPORT 2004

One major step taken in 2004 to improve our service and ease of doing business with agents was the launch of our new web-based agency portal. The Agency Place, (“TAP”) provides a full menu of services and enhancements to agents. It is an internet-based agent portal, which allows our agents to access real-time policy, claims and billing information for their customers related to most of our products, as well as to access the Point of Sale system and the forms that they need to write new business with us. The rollout of TAP, which was completed in August 2004, is widely used and available to all agents.

Independent agents provide specialized knowledge of property and casualty products, local market conditions and customer demographics. Independent agents account for most of the sales of our property and casualty products. Our growth strategy is closely aligned to our relationship with the independent agency force. We compensate agents primarily through regular commissions and through a profit sharing plan that is tied to growth and profitability. This encourages agents to select customers whose risk characteristics are aligned with our underwriting philosophy.

Agencies are appointed based on profitability record, financial stability, staff experience and professionalism, and demonstrated business strategy. Once appointed, we carefully monitor each agency’s performance and, in accordance with applicable legal and regulatory requirements, we take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products or revising commissions or profit sharing opportunities.

We sponsor local and national agent advisory councils as forums to enhance relationships with our agents. These councils work with us to provide products and services that help insureds better manage the risks they face and to coordinate marketing efforts, support implementation of our strategies and enhance local market presence.

We utilize independent agents and brokers to offer discounted personal lines insurance products to employer and affinity groups, which include credit unions, clubs and associations (“Sponsored Markets”). These programs, which are generally considered a voluntary employee or member benefit, are provided to those groups that we believe provide a higher potential for better underwriting results. Sponsored Markets’ voluntary net written premiums decreased approximately 4% to $753.9 million in 2004. The most significant of these programs that we offer is the Citizens Best program. This program is offered to any resident in Michigan who is a member of a qualified retirement or senior citizens organization. The Citizens Best program accounted for $312.4 million in direct written premium in 2004, or approximately 41% of all Sponsored Markets’ direct written premium. A significant portion of the discounted group business, including the Citizens Best program, is open to any agent who has a policyholder that meets the required criteria of the group.

In 2003, we conducted a thorough analysis of certain Sponsored Markets business accounts. After completing our review, we concluded that a portion of this business was unprofitable and not well aligned with our strategy for the future. As a result, we have made the decision to discontinue this portion of our sponsored business, which represented approximately $70 million of direct written premium in 2003. We are obligated to renew certain policies associated with this business through 2005 and in a few states indefinitely. The total earned premium associated with this exited business was $59.3 million in 2004.

For our Other Property and Casualty segment business, investment advisory services are marketed directly through Opus, while premium financing services are generally marketed through independent insurance agents.

Pricing and Competition

We seek to achieve a targeted statutory combined ratio (the sum of the ratio of incurred claims and claim expense to premiums earned and the ratio of underwriting expenses incurred to premiums written) in each of our product lines regardless of market conditions. The targeted combined ratios reflect current investment yield expectations, our loss payout patterns, and target returns on equity. This strategy is intended to better enable us to achieve measured growth and consistent profitability. We concentrate on our established major product lines, and accordingly, do not typically pursue the development of products with relatively unpredictable risk profiles. In addition, we seek to utilize our extensive knowledge of local markets, including knowledge of regulatory requirements, to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of our staff in the local branch offices. Since we maintain a strong regional focus and a significant market share in a number of states, we can apply our extensive knowledge and experience in making underwriting and rate setting decisions.

The property and casualty industry is a competitive market with national agency companies, direct writers, and regional and local insurers competing for business on the basis of both price and service. Many national agency, regional and local companies sell insurance through independent agents and concentrate on both commercial and personal lines. We market through independent agents and, therefore, compete with both direct writers and other independent agency companies for business in each of the agencies representing them. Such competition is based upon, among other things, pricing and availability of products, product design, agency and customer service, and ratings.

Our four most significant states in 2003 and 2004 based on net written premium were Michigan, Massachusetts, New Jersey and New York. They represented, in total, approximately 71% of our total net written premium in both 2004 and 2003.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	4

In Michigan, we compete in personal lines with a number of national direct writers and regional and local companies. Principal personal lines competitors are Auto Club of Michigan, State Farm Group and Auto Owners. We believe our agency relationships, Citizens Insurance brand recognition and the Citizens Best program enable us to distribute our products competitively in Michigan.

Based on net written premium, approximately 22% of our 2004 personal automobile business was written in Massachusetts. The Massachusetts Commissioner of Insurance (“the Commissioner”) sets the rates for personal automobile business in the state. Effective January 1, 2005, the Commissioner decreased rates by 1.7%, whereas on January 1, 2004, rates were increased by 2.5% and on January 1, 2003, rates increased 2.7%.

In 2004, we strengthened our management of our Massachusetts personal automobile business. This included the termination of 26 agencies, the reduction or elimination of group business, and an enhanced cession strategy relating to the Massachusetts residual market. We placed additional focus on claims handling practices for Massachusetts business. The effect of these actions significantly improved our Massachusetts underwriting performance compared to prior years.

In an Order dated November 23, 2004, that was clarified and confirmed on December 31, 2004, the Massachusetts Commissioner of Insurance directed the implementation of changes to the residual market for personal automobile insurance. The Order provided for a three year transition from the current residual market system to an assigned risk system similar to those found in most other states. The transition period was to begin on January 1, 2005, with full implementation of the assigned risk system to be accomplished by January 1, 2008; however, on February 1, 2005, the Superior Court for Suffolk County granted a request to stay the implementation of the Commissioner’s Order pending the resolution of a declaratory judgment action that had been filed challenging the Commissioner’s authority to implement the residual market changes.

In commercial lines, we face competition primarily from national agency companies and regional and local companies. We believe that our emphasis on maintaining a local presence in our markets, coupled with investments in operating efficiency and technology, will enable us to compete effectively. Our Property and Casualty group is not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the group’s insurance operation.

In our Other Property and Casualty segment, we face strong competition among providers of investment advisory services. In general, competition is based on a number of factors, including investment performance, pricing and client service. There are few barriers to entry by new investment advisory firms. Opus derives a significant portion of its revenue from investment advisory fees received from Allmerica Investment Trust Funds (i.e., funds in which the separate accounts of our life insurance subsidiaries invest premiums received from variable life insurance and annuity deposits) and other separately managed accounts. As a result, we are dependent upon the relationships we maintain with these funds and separately managed accounts. In the event that any of these relationships are discontinued, the segment’s financial results may be adversely affected.

Claims

We utilize experienced claims adjusters, appraisers, medical specialists, managers and attorneys in order to manage our claims. Our Property and Casualty group has field claims adjusters strategically located throughout our operating territories. All claims staff members work closely with the agents and seek to settle claims rapidly and in a cost-effective manner.

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

Terrorism

As a result of the Federal Terrorism Risk Insurance Act of 2002 (“TRIA”), prior terrorism exclusions are void for certified terrorist events (as defined by TRIA). As required, we have notified policyholders of their option to elect the terrorism coverage and the cost of this coverage. We are actively managing our exposures on an individual line of business basis and in the aggregate by zip code and, as available, street address. At this time, we have purchased no additional specific terrorism-only reinsurance coverage. However, we are reinsured for certain terrorism coverage within existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate treaties. (See Reinsurance-Terrorism Coverage on page 12 of this Form 10-K). Our retention limit under TRIA in 2004 was $82.9 million, representing 8.2% of year-end 2003 statutory policyholder surplus, and is estimated to be $119.6 million in 2005, representing 10.8% of 2004 year-end statutory policyholder surplus.

5	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Catastrophes

Property and casualty insurers are subject to claims arising out of catastrophes, which may have a significant impact on their results of operations and financial condition. We may experience catastrophe losses in the future which could have a material adverse impact on us. Catastrophes can be caused by various events, including snow, ice storms, hurricanes, earthquakes, tornadoes, wind, hail, terrorism, fires and explosions. The incidence and severity of catastrophes are inherently unpredictable. We manage our catastrophe risks through underwriting procedures, including the use of specific exclusions for floods, terrorism, as allowed, and other factors, through geographic exposure management and through reinsurance programs. The catastrophe reinsurance program is structured to protect us on a per-occurrence basis, as well as to limit losses in the event of multiple catastrophic events. We have focused efforts on evaluating aggregation of exposures and high concentrations of insured property values and number of covered employees in order to determine exposure to loss from terrorist events. We will continue to actively monitor geographic location and coverage concentrations in order to manage corporate exposure to all catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril insurance have, in the past, generated the majority of catastrophe-related claims.

State Regulation

Our property and casualty insurance subsidiaries are subject to extensive regulation in the various states and jurisdictions in which they transact business and are also supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulatory standards, including premium rates, mandatory risks that must be covered, prohibited exclusions, licensing of agents, investments, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, policy forms, and other conduct, including the use of credit information in underwriting, as well as other underwriting and claims practices. States also regulate various aspects of the contractual relationships between insurers and independent agents. In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet our underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New Jersey and New York each impose material restrictions on a company’s ability to withdraw from the personal automobile line in their respective states. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance departments can impose significant charges on a carrier in connection with a market withdrawal or refuse to approve these plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may significantly restrict an insurer’s ability to exit unprofitable markets.

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to statutory property and casualty guaranty funds. The purpose of these guaranty funds is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premium in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material – particularly following a large catastrophe affecting us and the industry generally or in markets where we have significant market share.

We are subject to periodic examinations conducted by state insurance departments. We are also required to file annual and other reports relating to the financial condition of our insurance subsidiaries and other matters.

Residual Markets and Pooling Arrangements

As a condition of our license to do business in various states, we are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage. Such mechanisms include assigned risk plans, reinsurance facilities and pools, joint underwriting associations, fair access to insurance requirements plans, and commercial automobile insurance plans. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will write them voluntarily. Our participation in such shared markets or pooling mechanisms is generally proportional to the Property and Casualty group’s direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. We incurred an underwriting loss from participation in these mechanisms, mandatory pools and underwriting associations of $16.7 million and $26.9 million in 2004 and 2003, respectively, relating primarily to coverages for personal and commercial automobile, personal and commercial property,

ALLMERICA FINANCIAL ANNUAL REPORT 2004	6

and workers’ compensation. The decrease in the underwriting loss in 2004, compared to 2003, is primarily the result of improved results in the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) pool.

Assigned Risk Plans

Assigned risk plans are the most common type of shared market mechanism. Many states, including Illinois, New Jersey and New York, operate assigned risk plans. Such plans assign applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant’s state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy was voluntarily written. With respect to New York’s assigned risk plan, which is called The New York Automobile Insurance Plan (“NYAIP”), we have elected to transfer our assignments to a servicing carrier under a limited assignment distribution (“LAD”) agreement. Under this LAD agreement, the servicing carrier retains the assigned underwriting results of the NYAIP for which it receives a fee from us. We did not incur material expenses related to this agreement in 2004 while the fee was $9.1 million in 2003.

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

With respect to our Massachusetts business, we cede a portion of our personal and commercial automobile premiums to the CAR pool. Net premiums earned and losses and loss adjustment expenses (“LAE”) ceded to CAR were $46.6 million and $38.1 million in 2004, $46.2 million and $61.0 million in 2003, and $46.8 million and $59.4 million in 2002, respectively. At December 31, 2004, CAR represented at least 10% of our reinsurance activity.

In addition to CAR, Massachusetts also maintains an Exclusive Representative Producer (“ERP”) program. An ERP is an independent agency which cannot obtain a voluntary insurance market for personal or commercial automobile business from insurance companies in the state of Massachusetts. CAR assigns an ERP agency to an individual insurance carrier, which is then required to write all personal or commercial automobile business produced by that agency (subject to any cessions to the CAR pool). We are required to maintain a level of ERPs consistent with other carriers in the state and proportionate to our overall market share of such business. Once an agency is assigned to an insurance carrier, it is difficult to terminate the relationship. ERPs generally produce underwriting results that are markedly poorer than our voluntary agents, although results vary significantly among ERPs. As of December 31, 2004, we had approximately 32 ERPs assigned to us with annual direct retained written premium of approximately $41.2 million. As described above under “Pricing and Competition”, the Massachusetts Commissioner of Insurance has adopted rules to redistribute the residual market, although such rules are the subject of a stay order issued by a state court.

A reinsurance mechanism that exists in Michigan, the Michigan Catastrophic Claims Association (“MCCA”), covers no-fault first party medical losses of retentions in excess of $350,000. All automobile insurers in this state are required to participate in this reinsurance mechanism. Insurers are reimbursed for their covered losses in excess of this threshold, which increased from $325,000 to $350,000 on July 1, 2004 and will continue to increase each July 1st in scheduled amounts until it reaches $500,000 in 2011. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. We ceded to the MCCA premiums earned and losses and LAE of $60.9 million and $12.4 million in 2004, $46.8 million and $124.2 million in 2003, and $32.6 million and $49.8 million in 2002, respectively. At December 31, 2004, the MCCA represented at least 10% of our reinsurance activity.

At December 31, 2004 and 2003, we had reinsurance recoverables on paid and unpaid losses from CAR of $52.0 million and $74.4 million, respectively, and from the MCCA of $411.9 million and $436.5 million, respectively. We believe that we are unlikely to incur any material loss as a result of non-payment of amounts owed to us by CAR, because CAR is a mandated pool supported by all insurance companies licensed to write automobile insurance in the Commonwealth of Massachusetts. In addition, with respect to MCCA, we are unlikely to incur any material loss from this facility as a result of non-payment of amounts owed to us by MCCA because (i) it is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, and (iii) the MCCA is supported by assessments permitted by statute.

Reference is made to Note 17 on pages 101 and 102 and Note 20 on pages 104 to 105 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

7	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Voluntary Pools

We have terminated our participation in virtually all voluntary pool business; however, we continue to be subject to claims related to years in which we were a participant. The most significant of these pools is a voluntary excess and casualty reinsurance pool known as the Excess and Casualty Reinsurance Association, (“ECRA”) in which we were a participant from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses of $2.0 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in this pool, there can be no assurance that the reserves will be sufficient. Loss and LAE reserves for our voluntary pools were $72.0 million and $71.8 million at December 31, 2004 and 2003, respectively, including $50.3 million and $50.0 million related to ECRA as of December 31, 2004 and 2003, respectively. Excluding the ECRA pool, the average annual paid losses and reserve balances at December 31, 2004 were not individually significant.

Other Involuntary Pools

The principal shared market mechanisms for property insurance are the Fair Access to Insurance Requirements Plans (“FAIR Plans”), the formation of which was required by the federal government as a condition to an insurer’s ability to obtain federal riot reinsurance coverage following the riots and civil disorder that occurred during the 1960s. These plans, created as mechanisms similar to automobile assigned risk plans, were designed to increase the availability of property insurance in urban areas, but now cover other circumstances where homeowners are unable to obtain insurance, such as a result of hurricanes or other natural exposures. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The individual state FAIR Plans are created pursuant to statute or regulation. The property shared market mechanisms provide basic fire insurance and extended coverage protection for dwellings and certain commercial properties that could not be insured in the voluntary market. A few states also include a basic homeowners form of coverage in their shared market mechanism. Approximately 30 states have FAIR Plans, including Massachusetts. We have recently seen significant growth in the Massachusetts FAIR Plan coastal exposures. We also anticipate the FAIR Plan to have significant hurricane exposures for 100 year or more events, which would likely be material to the FAIR Plan, as well as to participating companies. The Massachusetts FAIR Plan does not purchase catastrophe reinsurance and, as such, we are exposed to our proportionate share of this potential liability. It should also be noted that such an event would be subject to our reinsurance programs, as described in the “Reinsurance” section on pages 11 and 12 of this Form 10-K. Although it is difficult to accurately estimate such exposure, it would likely be material to our financial statements. Two other state FAIR Plans, where our participation is larger as compared to other states, are North Carolina and New York.

With respect to commercial automobile coverage, another pooling mechanism, a Commercial Auto Insurance Plan (“CAIP”), uses a limited number of servicing carriers to handle assignments from other insurers. The CAIP servicing carrier is paid a fee by the insurer who otherwise would be assigned the responsibility of handling the commercial automobile policy and paying claims. Approximately 40 states have CAIP mechanisms, including the states of New Jersey, New York, and Louisiana, where our participation is larger as compared to other states.

Reserve for Unpaid Losses and Loss Adjustment Expenses

Reference is made to “Reserve for Losses and Loss Adjustment Expenses” on pages 31 to 34 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Our property and casualty actuaries review the reserves each quarter and certify the reserves annually as required for statutory filings. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our settlement and payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and loss adjustment expenses (“LAE”).

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of our property and casualty business and the industry, (iv) the relatively short-term nature of most policies written by us and (v) internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves

ALLMERICA FINANCIAL ANNUAL REPORT 2004	8

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

DECEMBER 31	2004	2003	2002
(In millions)
Statutory reserve for losses and LAE	$2,162.6	$2,080.9	$2,083.4
GAAP adjustments:
Reinsurance recoverable on unpaid losses	907.1	940.0	877.9
Other	(1.1)	(2.0)	0.4

GAAP reserve for losses and LAE	$3,068.6	$3,018.9	$2,961.7

Analysis of Losses and Loss Adjustment Expenses Reserve Development

The following table sets forth the development of our GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 1994 through 2004.

DECEMBER 31	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
(In millions)

Net reserve for losses and LAE(1)	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5	$2,005.5	$2,038.7	$2,117.2	$2,132.5	$2,109.3
Cumulative amount paid as of(2):
One year later	—	658.3	784.5	763.6	780.3	703.8	638.0	643.0	732.1	627.6	614.3
Two years later	—	—	1,131.7	1,213.6	1,180.1	1,063.8	996.0	967.4	1,054.3	1,008.3	940.7
Three years later	—	—	—	1,423.9	1,458.3	1,298.2	1,203.0	1,180.7	1,235.0	1,217.8	1,172.8
Four years later	—	—	—	—	1,567.8	1,471.8	1,333.0	1,301.5	1,365.9	1,325.9	1,300.4
Five years later	—	—	—	—	—	1,524.4	1,446.0	1,375.5	1,439.8	1,408.8	1,369.9
Six years later	—	—	—	—	—	—	1,497.5	1,458.7	1,486.3	1,459.8	1,427.6
Seven years later	—	—	—	—	—	—	—	1,496.3	1,555.3	1,492.5	1,466.1
Eight years later	—	—	—	—	—	—	—	—	1,584.5	1,552.5	1,492.1
Nine years later	—	—	—	—	—	—	—	—	—	1,577.6	1,521.1
Ten years later	—	—	—	—	—	—	—	—	—	—	1,542.4
Net reserve re-estimated as of(3):
End of year	2,161.5	2,078.9	2,083.8	2,056.9	1,902.2	1,924.5	2,005.5	2,038.7	2,117.2	2,132.5	2,109.3
One year later	—	2,064.4	2,124.2	2,063.3	2,010.8	1,837.1	1,822.1	1,911.5	1,989.3	1,991.1	1,971.7
Two years later	—	—	2,115.3	2,122.5	2,028.2	1,863.3	1,781.4	1,796.8	1,902.8	1,874.3	1,859.4
Three years later	—	—	—	2,124.3	2,066.6	1,863.0	1,818.6	1,734.9	1,832.5	1,826.8	1,780.3
Four years later	—	—	—	—	2,071.1	1,893.6	1,823.5	1,762.9	1,783.7	1,780.7	1,766.2
Five years later	—	—	—	—	—	1,901.6	1,860.4	1,770.9	1,810.9	1,740.1	1,735.6
Six years later	—	—	—	—	—	—	1,871.0	1,806.8	1,824.4	1,771.3	1,699.2
Seven years later	—	—	—	—	—	—	—	1,818.3	1,856.9	1,787.5	1,733.1
Eight years later	—	—	—	—	—	—	—	—	1,867.9	1,817.1	1,747.3
Nine years later	—	—	—	—	—	—	—	—	—	1,828.8	1,760.2
Ten years later	—	—	—	—	—	—	—	—	—	—	1,771.7

Redundancy (deficiency), net (4,5)	$—	$14.5	$(31.5)	$(67.4)	$(168.9)	$22.9	$134.5	$220.4	$249.3	$303.7	$337.6

(1)	Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves.

(2)	Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.

(3)	Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.

(4)	Cumulative redundancy or deficiency at December 31, 2004 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were reevaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.

(5)	The following table sets forth the development of gross reserve for unpaid losses and LAE from 1995 through 2004:

9	ALLMERICA FINANCIAL ANNUAL REPORT 2004

DECEMBER 31	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
(In millions)
Reserve for losses and LAE:
Gross liability	$3,068.6	$3,018.9	$2,961.7	$2,921.5	$2,719.1	$2,618.7	$2,597.2	$2,615.4	$2,744.1	$2,896.0
Reinsurance recoverable	907.1	940.0	877.9	864.6	816.9	694.2	591.7	576.7	626.9	763.5

Net liability	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5	$2,005.5	$2,038.7	$2,117.2	$2,132.5

One year later:
Gross re-estimated liability		$2,972.2	$3,118.6	$2,926.4	$2,882.0	$2,553.4	$2,432.9	$2,472.6	$2,541.9	$2,587.8
Re-estimated recoverable		907.8	994.4	863.1	871.2	716.3	610.8	561.1	552.6	596.7

Net re-estimated liability		$2,064.4	$2,124.2	$2,063.3	$2,010.8	$1,837.1	$1,822.1	$1,911.5	$1,989.3	$1,991.1

Two years later:
Gross re-estimated liability			$3,113.5	$3,118.9	$2,913.0	$2,640.8	$2,379.6	$2,379.3	$2,424.5	$2,427.7
Re-estimated recoverable			998.2	996.4	884.8	777.5	598.2	582.5	521.7	553.4

Net re-estimated liability			$2,115.3	$2,122.5	$2,028.2	$1,863.3	$1,781.4	$1,796.8	$1,902.8	$1,874.3

Three years later:
Gross re-estimated liability				$3,146.6	$3,063.9	$2,658.0	$2,439.7	$2,305.2	$2,395.3	$2,358.6
Re-estimated recoverable				1,022.3	997.3	795.0	621.1	570.3	562.8	531.8

Net re-estimated liability				$2,124.3	$2,066.6	$1,863.0	$1,818.6	$1,734.9	$1,832.5	$1,826.8

Four years later:
Gross re-estimated liability					$3,088.5	$2,782.4	$2,458.4	$2,351.0	$2,336.3	$2,359.5
Re-estimated recoverable					1,017.4	888.8	634.9	588.1	552.6	578.8

Net re-estimated liability					$2,071.1	$1,893.6	$1,823.5	$1,762.9	$1,783.7	$1,780.7

Five years later:
Gross re-estimated liability						$2,814.1	$2,576.4	$2,368.2	$2,380.8	$2,299.8
Re-estimated recoverable						912.5	715.8	597.3	569.9	559.7

Net re-estimated liability						$1,901.6	$1,860.4	$1,770.9	$1,810.9	$1,740.1

Six years later:
Gross re-estimated liability							$2,619.0	$2,483.4	$2,405.0	$2,351.2
Re-estimated recoverable							748.0	676.6	580.6	579.9

Net re-estimated liability							$1,871.0	$1,806.8	$1,824.4	$1,771.3

Seven years later:
Gross re-estimated liability								$2,523.8	$2,512.6	$2,380.2
Re-estimated recoverable								705.5	655.7	592.7

Net re-estimated liability								$1,818.3	$1,856.9	$1,787.5

Eight years later:
Gross re-estimated liability									$2,551.8	$2,480.7
Re-estimated recoverable									683.9	663.6

Net re-estimated liability									$1,867.9	$1,817.1

Nine years later:
Gross re-estimated liability										$2,520.7
Re-estimated recoverable										691.9

Net re-estimated liability										$1,828.8

ALLMERICA FINANCIAL ANNUAL REPORT 2004	10

Reinsurance

We maintain a reinsurance program designed to protect against large or unusual losses and LAE activity. We utilize a variety of reinsurance agreements, which are intended to control our exposure to large property and casualty losses, stabilize earnings and protect capital resources, including facultative reinsurance, excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect the ceding insurer from significant aggregate losses arising from a single event such as snow, ice storm, windstorm, hail, hurricane, tornado, riot or other extraordinary event. In addition, we obtain catastrophe reinsurance to protect against multiple catastrophes within an accident year. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants and/or reinsurers, and on market conditions, including the availability and pricing of reinsurance.

We cede to reinsurers a portion of our risk based upon policy premiums subject to such reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based upon ongoing review of our reinsurers’ financial statements and strength in the reinsurance marketplace and the analysis and guidance of our reinsurance intermediaries, we believe that our reinsurers are financially sound.

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

Reference is made to “Reinsurance” in Note 17 on pages 101 and 102 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Reference is also made to “Reinsurance Facilities and Pools” on page 7 of this Form 10-K.

A summary of our reinsurance programs is as follows:

2004
(In millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage
Property catastrophe occurrence treaty
All perils, per occurrence (3)	< $45.0 $45.0 to $410.0 > $410.0	100% 15% 100%	NA 85% NA
Property catastrophe aggregate treaty (1),(3)
	< $80.0 $80.0 to $130.0 > $130.0	100% 10% 100%	NA 90% NA
Property per risk treaty (2)
All property, per occurrence	< $2.0 $2.0 to $20.0 > $20.0	100% NA 100%	NA 100% NA

Certified (TRIA) terrorism (3)	< $2.0 $2.0 to $10.0 > $10.0	100% NA 100%	NA 100% NA

Non-certified terrorism (3)	< $2.0 $2.0 to $20.0 > $20.0	100% NA 100%	NA 100% NA
Casualty reinsurance
Each loss, per occurrence for general liability, auto liability and workers’ compensation	< $0.5 $0.5 to $1.0 $1.0 to $30.0 > $30.0	100% 60% NA 100%	NA 40% 100% NA

Certified Terrorism (TRIA) and non-certified terrorism (3)	< $0.5 $0.5 to $3.0 > $3.0	100% NA 100%	NA 100% NA

Excess of loss treaty on umbrella liability coverages (2)	< $1.0 $1.0 to $15.0 > $15.0	100% NA 100%	NA 100% NA

NA – Not applicable

(1)	Retention and loss amounts are variable, ranging from $80.0 million to $82.8 million and $130.0 million to $132.8 million, respectively.

(2)	The property per risk treaty has an annual effective date of July 1, 2003 and our excess of loss on umbrella liability coverage is continuous. All other treaties have January 1, 2004 effective dates.

(3)	See additional discussion on our terrorism coverages below.

11	ALLMERICA FINANCIAL ANNUAL REPORT 2004

2005
(In millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage
Property catastrophe occurrence treaty
All perils, per occurrence(3)	< $45.0 $45.0 to $410.0 > $410.0	100% 15% 100%	NA 85% NA

Property catastrophe aggregate treaty(1),(3)	< $80.0 $80.0 to $130.0 > $130.0	100% 10% 100%	NA 90% NA

Property per risk treaty(2)

All property, per occurrence	< $2.0 $2.0 to $50.0 > $50.0	100% NA 100%	NA 100% NA

Certified (TRIA) terrorism(3)	< $2.0 $2.0 to $50.0 > $50.0	100% NA 100%	NA 100% NA

Non-certified terrorism(3)	< $2.0 $2.0 to $50.0 > $50.0	100% NA 100%	NA 100% NA

Casualty reinsurance

Each loss, per occurrence for general liability, auto liability and workers’ compensation	< $0.5 $0.5 to $1.25 $1.25 to $30.0 > $30.0	100% 60% NA 100%	NA 40% 100% NA

Certified (TRIA) and non-certified terrorism(3)	< $0.5 $0.5 to $1.25 $1.25 to $30.0 > $30.0	100% 60% NA 100%	NA 100% 100% NA

Excess of loss treaty on umbrella liability coverages(2)	< $1.0 $1.0 to $15.0 > $15.0	100% NA 100%	NA 100% NA

NA – Not applicable

(1)	Retention and loss amounts are variable, ranging from $80.0 million to $82.7 million and $130.0 million to $132.7 million, respectively.

(2)	The property per risk treaty has an annual effective date of July 1, 2004 and our excess of loss on umbrella liability coverage is continuous. All other treaties have January 1, 2005 effective dates.

(3)	See additional discussion on our terrorism coverages below.

Under our property catastrophe aggregate treaty, catastrophe losses are calculated cumulatively, in the aggregate, at the end of each quarter during the term of the contract and are subject to a retention limit based on our property lines net earned premium. At December 31, 2004, we incurred losses of $46.1 million in excess of our retention limit, of which 90%, or $41.5 million, was subsequently ceded under the terms of this agreement.

Terrorism Coverage

In addition to the aforementioned coverages related to our catastrophe occurrence treaty, losses in personal lines due to fire or collapse as a result of an act of certified (TRIA) or non-certified terrorism are included in this program, except for those losses that result from nuclear, chemical or biological terrorism. Additionally, commercial lines’ losses as a result of an act of non-certified terrorism only are included under this program, excluding those losses resulting from a nuclear, chemical or biological event. We retain $45.0 million of losses per occurrence for these non-certified terrorism claims.

Our property catastrophe aggregate treaty provides coverage from an act of terrorism, whether or not that act is deemed to be certified (TRIA) or non-certified, for our personal lines business only; with the specification that when loss is caused by a certified act of terror (TRIA), coverage is provided for the perils of fire and/or collapse, except for those losses that result from a nuclear, chemical or biological event.

Our property per risk treaty includes coverage for both personal lines and commercial lines from an act of terrorism, whether or not that act is deemed to be certified (TRIA) or non-certified, with the exception of the act resulting from a nuclear, chemical, or biological event.

Our casualty reinsurance program provides coverage principally for general liability, automobile liability and workers’ compensation. The program also includes coverage for losses arising out of acts of terrorism, whether that act is deemed to be certified (TRIA) or non-certified, including a nuclear, chemical or biological event. Terrorism coverage under this program is subject to an annual aggregate limit. We also maintain an excess of loss reinsurance agreement on all umbrella liability coverages, which includes acts of terrorism whether or not that act is deemed to be certified (TRIA) or non-certified for specified business, with the exception of the act being caused by a nuclear, chemical, or biological event.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	12

LIFE COMPANIES

Overview

The Life Companies segment consists of the former Allmerica Financial Services segment (“AFS”), our Stable Value Products or guaranteed investment contract (“GIC”) business (formerly part of the Asset Management segment), and our discontinued group life and health business (the former Corporate Risk Management Services (“CRMS”) segment). Our Life Companies segment manages our existing individual financial products, group life, health and retirement products and services, and our stable value products previously issued through our two life insurance subsidiaries, AFLIAC and FAFLIC. Rating agency actions in 2002, and the discontinuation of retail sales through our broker/dealer in 2003 have shifted the focus of this segment. This segment seeks to generate positive cash flow by focusing on operational efficiencies, maintaining profitable customer relationships and managing and adjusting expense levels. Dividends from our life insurance subsidiaries to the holding company are restricted by Massachusetts laws and regulations governing insurance companies. Any distributions would require regulatory approval from the Massachusetts Commissioner of Insurance. For the year ended December 31, 2004, the Life Companies segment accounted for $591.9 million, or 19.2%, of consolidated segment revenues, and $11.3 million of segment income before federal income taxes.

Products

Prior to September 30, 2002, we offered a diverse line of products, including variable annuities, variable universal life, group retirement, traditional life and stable value products. The following table reflects total reserves held, including universal life and investment-oriented contract reserves, for the segment’s major product lines, including the Closed Block (see Note 1, “Summary of Significant Accounting Policies, Closed Block” on page 70 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K), for the years ended December 31, 2004 and 2003.

DECEMBER 31	2004	2003
(In millions)
General Account Reserves:
Insurance
Traditional life	$821.2	$845.8
Universal life (1)	579.8	633.0
Variable universal life (2)	242.9	249.8
Individual health (3)	257.9	260.3

Total insurance	1,901.8	1,988.9

Annuities
Individual annuities (4)	1,378.0	1,363.1
Group annuities	428.7	572.5

Total annuities	1,806.7	1,935.6

Guaranteed investment contracts
Contractholder deposit funds and other policy liabilities	30.0	207.5

Total general account reserves (5)	$3,738.5	$4,132.0

Trust instruments supported by funding obligations	$1,126.0	$1,200.3

Separate Account Liabilities:
Insurance
Variable universal life (2)	$1,053.6	$1,180.2
Annuities
Variable individual annuities (4)	9,315.1	10,545.8
Group annuities	86.3	109.4

Total annuities	9,401.4	10,655.2

Total separate account liabilities	$10,455.0	$11,835.4

(1)	Universal life reserves include reinsured balances of $579.4 million and $631.7 million at December 31, 2004 and 2003, respectively. See “Significant Transactions, Sale of Universal Life Insurance Business” discussed on page 50 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

(2)	General account variable universal life reserves include group variable universal life reserves of $11.1 million and $13.2 million at December 31, 2004 and 2003, respectively. Separate account variable universal life reserves include group variable universal life reserves of $28.3 million and $127.0 million at December 31, 2004 and 2003, respectively.

(3)	Individual health reserves include reinsured balances of $257.3 million and $258.9 million at December 31, 2004 and 2003, respectively.

(4)	Reserves for individual annuities at December 31, 2004 include a reclassification of $107.1 million from separate account liabilities as a result of the implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, on January 1, 2004.

(5)	Excludes reserves related to our discontinued operations in our former CRMS segment (see “Discontinued Operations” in Note 15, “Segment Information”, on page 100 of the Notes to the Consolidated Financial Statements and Supplementary Data of this Form 10-K).

Variable Products

The variable product portfolio includes variable universal life insurance and variable annuities. Our variable universal life insurance products combined the flexible terms of our universal life insurance policy with separate account investment opportunities. The variable annuity product provides investment opportunities through our separate accounts and tax-deferred savings. These products were sold pursuant to registration statements under the Securities Act or exemptions from registration thereunder.

13	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Our variable universal life insurance and annuity products offer existing policyholders a variety of account investment options with choices ranging from money market funds to international equity funds. For management of these separate accounts, we supplement our in-house expertise in managing fixed income assets with the management expertise of well known mutual fund advisors and other independent management firms who specialize in the management of institutional assets. We use the services of experienced investment consultants to assist us in the selection of these institutional managers and in the ongoing monitoring of their performance.

Retirement Products

We provided consulting and investment services to defined benefit retirement plans of corporate employers. We are no longer actively soliciting new business. We ceased our recordkeeping and administrative services for all clients in 2003. We continue to provide investment services for a small number of qualified pension and profit sharing plans. We also continue to manage annuity accounts for participants of defined benefit plans whose retirement benefits were purchased for them by their defined benefit plan sponsor.

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

Declining financial strength ratings from various rating agencies during 2002, resulted in concerns affecting holders of our long-term funding agreements. Although these funding agreements do not provide for early termination prior to maturity, during the fourth quarter of 2002, we were able to retire certain of these instruments at discounts. During 2002, we retired $296.3 million through open market purchases and an additional $252.6 million through a formal tender offer. During 2004 and 2003, we were able to retire an additional $185.2 million and $78.8 million, respectively, of these instruments at discounts through open market purchases. At December 31, 2004, the Company held $1.2 billion of these long-term funding agreements, of which approximately 70% will mature in 2005.

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

We distributed stable value products through brokers, investment bankers, GIC investment managers and directly from our home office. We no longer manufacture or distribute our stable value products.

Underwriting

Life insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept and the price charged to do so. Our insurance underwriting standards for this segment attempted to produce mortality results consistent with the assumptions used in product pricing. Underwriting also determined the amount and type of reinsurance levels appropriate for a particular risk profile and allowed competitive risk selection. Underwriting rules and guidelines were based on our mortality experience, as well as that of the insurance industry and the general population. We used a variety of medical tests to evaluate certain policy applications, based on the size of the policy, the age of the applicant and other factors. We used reinsurance to substantially reduce our mortality risk with respect to the policies we have underwritten (see “Reinsurance” on page 15 of this Form 10-K.)

General Account Reserves

We have established liabilities for policyholders’ account balances and future policy benefits, included in the Consolidated Balance Sheets, to meet obligations on various policies and contracts. Reserves for policyholders’ account balances for universal life and investment-type policies are equal to cumulative account balances: deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the net level premium method, which utilizes assumed investment yields, mortal-

ALLMERICA FINANCIAL ANNUAL REPORT 2004	14

ity, persistency, morbidity and expenses (including a margin for adverse deviation). These reserves are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. We periodically review both reserve assumptions and policyholder liabilities.

Regulation of Life Insurance and Broker/Dealer Subsidiaries

Our life insurance subsidiaries are subject to the laws and regulations of Massachusetts governing insurance companies, and to the insurance laws and regulations of the various jurisdictions where they are licensed to operate. The extent of regulation varies, although most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, reserves, reinsurance and capital adequacy, and the business conduct of insurers. In addition, the variable product business is subject to extensive regulation at both the state and federal level, including regulation under state insurance laws and federal and state securities laws. Our variable annuity and variable life insurance products are subject to registration with the Securities and Exchange Commission (“SEC”), and the conduct of our variable product business is subject to regulation by the SEC and the National Association of Securities Dealers, Inc. (“NASD”). Also, after the 2002 ratings downgrades and our ceasing sales of new annuity and life insurance products, several states have prohibited our life insurance subsidiaries from selling new business without the approval of such states’ insurance departments. In addition, an agreement with Massachusetts to reduce the required risk based capital levels for the life insurance subsidiaries from 225% to 100% is contingent on our not engaging in new sales. Reference is made to “Liquidity and Capital Resources” on pages 54 to 56 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 14, “Dividend Restrictions” on page 98 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

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

Investment management and investment advisory businesses, the business of issuing, administering and selling variable insurance products, mutual funds and other securities, and the broker/dealer business, continue to be under heightened scrutiny and increased regulation. Such scrutiny and regulations have included matters relating to so called “market timing” involving life insurance separate accounts and their underlying funds; sales practices involving replacements of variable products; compensation practices and disclosure of compensation paid to registered representatives and broker/dealer firms with respect to sales of variable products, mutual funds and other securities; “suitability” of certain product sales; revenue sharing involving mutual funds, separate accounts and broker/dealer firms; and the appropriateness of sales of one class of securities as compared to another class (such as the sale of so-called “Class A” mutual funds compared to “Class B” funds or another class). We, like other companies in these industries, receive, from time to time, inquiries and requests for information from the SEC, NASD, state regulators or others relating to our historical and current practices with respect to these and other matters, and expect that new rules and regulations governing such matters will be implemented.

Reinsurance

Consistent with the general practice in the life insurance industry, we have reinsured portions of the coverage provided by our insurance products with other insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. We maintain a gross reserve for reinsurance liabilities. We ceded 16.8% of our statutory individual life insurance premiums in 2004.

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

In order to manage the mortality risk of our variable universal life business, we established a reinsurance program. Under this program, approximately 80% of variable universal life mortality risk is reinsured. Our retention ranges from 0 – 20%, subject to a maximum retention limit of $2.0 million per life.

We implemented a guaranteed minimum death benefit (“GMDB”) mortality reinsurance program effective December 1, 2002, covering the incidence of mortality on variable annuity policies. Under this program, we pay the reinsurers monthly premiums based on the net amount at risk on the variable annuity business (see Segment Results – Life Companies, Guaranteed Minimum Death Benefits on pages 39 and 40 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K). The

15	ALLMERICA FINANCIAL ANNUAL REPORT 2004

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

In addition, we maintain coinsurance agreements to reinsure substantially all of our fixed universal life insurance business (see Significant Transactions, Sale of Universal Life Insurance Business, on page 50 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K), individual disability income business and yearly renewable term business.

GMDB Hedge Program

On December 3, 2003, we implemented a hedging program for our in-force variable annuity policies with GMDB features. The program’s primary purpose is to provide us with an economic hedge against increased GMDB claims which could arise from declines in the equity market below levels at December 3, 2003. Also, the program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. The hedge program does not provide protection from the GMDB cost associated with the net amount at risk of $2.7 billion in existence on December 3, 2003. Over time, the actual amount of the unhedged economic cost will vary depending on equity market levels, redemption rates, and certain GMDB product features, such as roll-up (net deposits accumulated at a specified rate) or ratchet (highest historical account value on a contract anniversary). (See also, Note 3, Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts on pages 78 to 80 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K).

The program utilizes a dynamic hedging approach involving exchange traded futures contracts. Under the program, hedge contracts are expected to generate cash to fund increases in the GMDB claims resulting from declines in the equity market. As part of the program, investment returns of a majority of the funds underlying our variable annuity products were matched to widely followed indices which have exchange traded futures contracts. There can be no assurance that the returns of the underlying funds will be perfectly correlated to the returns of the indices. Also, certain market risks such as those relating to interest rates have not been hedged; such interest rate risk is predominantly in separate accounts that have underlying bond funds, which represent approximately 14% of separate account assets as of December 31, 2004. As interest rates rise, account values decrease, and the net amount at risk and associated reinsurance premium increase. Consequently, we expect to generate increased GMDB expenses in a rising interest rate environment.

INVESTMENT PORTFOLIO

We held $8.8 billion of investment assets at December 31, 2004 (excluding separate account assets held by our Life Companies segment). These investments are generally of high quality and are broadly diversified across asset classes and individual investment risks. The major categories of investment assets are: fixed maturities, which includes both investment grade and below investment grade public and private debt securities; equity securities; mortgage loans, principally on commercial properties; policy loans and other long-term investments. The remainder of investment assets is comprised of cash and cash equivalents.

We determine the appropriate asset allocation (the selection of broad investment categories such as fixed maturities, equity securities and mortgage loans) by a process that focuses overall on the types of businesses in each segment and the level of surplus (net worth) required to support these businesses.

We have an integrated approach to developing an investment strategy that maximizes income while incorporating overall asset allocation, business segment objectives, and asset/liability management tailored to specific insurance or investment product requirements. Our integrated approach and the execution of our investment strategy are founded upon a value orientation. Our investment professionals seek to identify undervalued securities in the markets through extensive fundamental research and credit analysis. We believe this research-driven, value orientation is a key to achieving the overall investment objectives of producing superior rates of return, preserving capital and meeting the financial goals of our business segments.

We have developed an asset/liability management approach tailored to specific insurance, investment product and income objectives. The investment assets are managed in over 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. We develop investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Specific investments frequently meet the requirements of, and are acquired by, more than one investment portfolio. We have a general policy of diversifying investments both within and across all portfolios. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and in the case of mortgages, property types and geographic locations. All investments held by our insurance subsidiaries are subject to diversification requirements under insurance laws.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	16

Consistent with this asset/liability management approach, portfolio managers maintain close working relationships with the managers of related product lines within the Property and Casualty group and Life Companies segments.

Reference is made to “Investment Portfolio” on pages 42 to 44 and “Derivative Instruments” on page 44 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

EMPLOYEES

We have approximately 4,300 employees located throughout the United States as of December 31, 2004. We believe our relations with employees and agents are good.

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

Our website address is http://www.allmerica.com. We make available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, our Code of Conduct is also available, free of charge, on our website. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers granted to our Chief Executive Officer, Chief Financial Officer or Controller, or any amendments to our Code will be posted on our website as required by law or rules of the New York Stock Exchange. Our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Committee of Independent Directors and Nominating and Corporate Governance Committee are available on our website. All documents are also available in print to any shareholder who requests them.

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

ITEM 3 — LEGAL PROCEEDINGS

On July 24, 2002, an action captioned American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company, was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums aggregating $5 million. Plaintiffs, who AFLIAC subsequently identified as engaging in frequent transfers of significant sums between sub-accounts that in our opinion constituted “market timing”, were subject to restrictions upon such trading that AFLIAC imposed in December 2001. Plaintiffs allege that such restrictions constituted a breach of the terms of the annuity contracts. In December 2003, the court granted partial summary judg-

17	ALLMERICA FINANCIAL ANNUAL REPORT 2004

ment to the plaintiffs, holding that at least certain restrictions imposed on their trading activities violated the terms of the annuity contracts. We filed a motion for reconsideration and clarification of the court’s partial summary judgment opinion, which was denied on April 8, 2004.

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001.

We intend to vigorously defend this matter, and regard plaintiffs’ claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in our view, these purported lost profits would not have been earned because of various actions taken by us, the investment management industry and regulators, to defer or eliminate market timing, including the implementation of “fair value” pricing.

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position. However, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. The date for the damage phase of the litigation has been postponed and a new date has not yet been set.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	18

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “AFC”. On February 15, 2005, we had 35,882 shareholders of record and 53,370,496 shares outstanding. On the same date, the trading price of our common stock was $36.19 per share.

COMMON STOCK PRICES

	High	Low
2004
First Quarter	$38.25	$30.84
Second Quarter	$36.10	$30.71
Third Quarter	$34.61	$26.05
Fourth Quarter	$33.00	$25.45
2003
First Quarter	$16.43	$9.84
Second Quarter	$18.53	$13.75
Third Quarter	$24.90	$17.74
Fourth Quarter	$31.29	$24.65

2004 DIVIDEND SCHEDULE

Dividends to shareholders, if any, may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” on pages 54 to 56 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 on page 98 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. No dividends were paid to shareholders in 2004 or 2003. The payment of future dividends, if any, on our common stock will be a business decision made by the Board of Directors from time to time based upon our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2004	—	$—	—	—
November 1 – 30, 2004	—	—	—	—
December 1 – 31, 2004	—	—	—	—

Total	—	$—	—	—

19	ALLMERICA FINANCIAL ANNUAL REPORT 2004

ITEM 6 — SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL HIGHLIGHTS

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002	2001	2000
(In millions, except per share data)
Statements of Income
Revenues
Premiums	$2,288.6	$2,282.3	$2,320.1	$2,254.7	$2,118.8
Fees and other income	379.2	501.5	568.6	525.8	559.1
Net investment income	414.5	455.7	590.2	655.2	645.5
Net realized investment gains (losses)	28.7	24.1	(162.3)	(123.9)	(140.7)

Total revenues	3,111.0	3,263.6	3,316.6	3,311.8	3,182.7

Benefits, Losses and Expenses
Policy benefits, claims, losses and loss adjustment expenses	1,784.0	1,918.7	2,202.0	2,167.2	1,981.8
Policy acquisition expenses	590.8	602.6	1,080.4	479.2	456.6
Losses (gains) from retirement of funding agreements and trust instruments supported by funding obligations	0.2	(5.7)	(102.6)	—	—
(Income) loss from sale of universal life business	—	(5.5)	31.3	—	—
Restructuring costs	8.5	28.7	14.8	2.7	20.7
Losses (gains) on derivative instruments	0.6	10.3	(40.3)	35.2	—
Loss from selected property and casualty exited agencies, policies, groups and programs	—	—	—	68.3	—
Voluntary pool losses	—	—	—	33.0	—
Other operating expenses	540.2	635.0	652.2	585.6	505.0

Total benefits, losses and expenses	2,924.3	3,184.1	3,837.8	3,371.2	2,964.1

Income (loss) before federal income taxes	186.7	79.5	(521.2)	(59.4)	218.6
Federal income tax expense (benefit)	4.2	(7.4)	(234.8)	(75.5)	2.7

Income (loss) before minority interest	182.5	86.9	(286.4)	16.1	215.9
Minority interest (2)	—	—	(16.0)	(16.0)	(16.0)

Income (loss) before cumulative effect of change in accounting principle	182.5	86.9	(302.4)	0.1	199.9
Cumulative effect of change in accounting principle	(57.2)	—	(3.7)	(3.2)	—

Net income (loss)	$125.3	$86.9	$(306.1)	$(3.1)	$199.9

Earnings (loss) per common share (diluted) (1)	$2.34	$1.63	$(5.79)	$(0.06)	$3.70
Dividends declared per common share (diluted)	$—	$—	$—	$0.25	$0.25

Balance Sheets (at December 31)
Total assets	$23,719.2	$25,510.1	$26,627.0	$30,336.1	$31,588.0
Long-term debt (2)	508.8	499.5	199.5	199.5	199.5
Total liabilities	21,379.7	23,289.9	24,254.8	27,645.0	28,878.9
Minority interest (2)	—	—	300.0	300.0	300.0
Shareholders’ equity	2,339.5	2,220.2	2,072.2	2,391.1	2,409.1

(1)	Per share data for the year ended December 31, 2002 represents basic loss per share due to antidilution.

(2)	In 2004 and 2003, long-term debt includes the mandatorily redeemable preferred securities of a subsidiary trust (Minority interest) in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”). Preferred dividends associated with these instruments have been reflected in interest expense, which is included in other operating expenses in 2004 and 2003. Reclassification of prior year amounts is not permitted under Statement No. 150.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	20

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	22

Executive Overview	22-24

Description of Operating Segments	22-23

Results of Operations	23

Segment Income	24

Other Items	24-26

Segment Results	27-42

Property and Casualty	27-35

Life Companies	35-42

Investment Portfolio	42-44

Derivative Instruments	44

Market Risk and Risk Management Policies	44-49

Income Taxes	49-50

Significant Transactions	50

Critical Accounting Policies	50-52

Statutory Capital of Insurance Subsidiaries	52-54

Liquidity and Capital Resources	54-56

Off–Balance Sheet Arrangements	56

Contingencies	56-57

Rating Agency Actions	57-59

Risks and Forward-Looking Statements	59-60

Glossary of Selected Insurance Terms	61-62

21	ALLMERICA FINANCIAL ANNUAL REPORT 2004

INTRODUCTION

The following analysis of the consolidated results of operations and financial condition of Allmerica Financial Corporation (“the holding company”) and subsidiaries (“AFC”) should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

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

EXECUTIVE OVERVIEW

In 2004, we continued to execute our strategies for improving the profitability of our personal lines business and for retaining our profitability in, and growing, our commercial lines business. During the first quarter, our A.M. Best ratings were restored to the A- level for our property and casualty companies, which we believe is important for achieving profitable commercial lines growth. In addition, we completed the process of exiting our broker/dealer operations and have focused on managing and reducing our expenses across our life insurance operations. Our statutory capital levels in both our life and property and casualty insurance businesses also improved. The Massachusetts Division of Insurance approved a $75.0 million dividend from AFLIAC to the holding company, effective December 31, 2004.

During 2004, our segment earnings in the property and casualty business improved compared to the prior year, even though we experienced unusually high catastrophe losses, net of reinsurance. We benefited from net premium rate increases across our principal product lines in both our personal lines and commercial lines segments. Additionally, we experienced lower non-catastrophe loss frequency and favorable development of prior years’ loss reserves in personal lines, partially offset by a decline in commercial lines earnings. The decline in commercial lines earnings was primarily attributable to significant catastrophe losses incurred during the third quarter due to several hurricanes, but higher expenses were also a factor. Our 2003 results also reflected a significant charge in our Other Property and Casualty segment from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool that we exited in 1996. There were no similar charges in 2004. Segment earnings in our life insurance business were favorably impacted by lower operating expenses as a result of the shut down of our broker/dealer operation in 2003, partially offset by higher guaranteed minimum death benefit (“GMDB”) expense and market related amortization of deferred policy acquisition costs.

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

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes such property and casualty coverages as personal automobile, homeowners and other personal policies, while Commercial Lines includes such property and casualty coverages as workers’ compensation, commercial automobile, commercial multiple peril and other commercial policies. The Other Property and Casualty segment consists of: voluntary pools business in which we have not actively participated since 1995; AMGRO, Inc. (“AMGRO”), our premium financing business; Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; and earnings on holding company assets. Prior to 2004, the operating results of AMGRO and Opus were included in our former Asset Management segment.

The Life Companies segment consists of the former Allmerica Financial Services segment (“AFS”), our guaranteed investment contract (“GIC”) business (formerly a part of the Asset Management segment), and our discontinued group life and health business, including group life and health voluntary pools (the former Corporate Risk Management Services segment). Our Life Companies segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, GICs and certain group retirement products. During 2003, we managed this existing life insurance business and also operated an independent broker/dealer business, which distributed third party investment and insurance products. In the fourth quarter of 2003, we announced the cessation of the retail services of our independent broker/dealer, VeraVest Investments, Inc. (“VeraVest”). In addition, this segment actively manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as our GIC products, until the fourth quarter of 2002.

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our junior subordinated debentures

ALLMERICA FINANCIAL ANNUAL REPORT 2004	22

and our senior debentures. In addition, during 2004, we allocated corporate overhead costs that were previously reported in our former Corporate segment to the four operating segments. All prior periods presented have been restated to reflect the current organization.

Results of Operations

Our consolidated net income includes the results of our four operating segments (segment income) and our interest expense on corporate debt, which we evaluate on a pre-tax basis. In addition, segment income excludes certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, including net gains or losses on certain derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by highlighting net income attributable to the normal operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

In addition, as a result of adopting Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”) in 2003, we reclassified dividends related to the mandatorily redeemable preferred securities of a subsidiary trust holding solely our junior subordinated debentures, to interest expense on corporate debt. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“Statement No. 131”), we restated prior periods to reflect this presentation.

Our consolidated net income was $125.3 million in 2004, compared to $86.9 million in 2003. The increase in 2004 of $38.4 million resulted primarily from an $83.1 million improvement in segment income, partially offset by a $34.7 million increase in the corresponding federal income tax expense. Also contributing to the increase in net income was a $30.4 million favorable federal income tax settlement and a $13.2 million reduction in restructuring costs. These favorable items were partially offset by an after-tax charge of $57.2 million related to the implementation of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”).

Our consolidated net income was $86.9 million in 2003, compared to a net loss of $306.1 million in 2002. Results in 2002 were adversely affected by a loss in the Life Companies segment of $634.7 million, primarily as a result of amortization of deferred acquisition costs following the cessation, in the fourth quarter of 2002, of sales of our proprietary annuity and life insurance products. The increase in 2003 over 2002 of $393.0 million, therefore, resulted primarily from a $590.7 million net improvement in segment income, principally related to our Life Companies segment, partially offset by a $222.9 million reduction in the corresponding federal income tax benefit. Also contributing to the increase in net income in 2003 was a $99.8 million change in net realized investment gains (losses) to a net gain of $10.4 million from a net loss of $89.4 million for 2002. Partially offsetting these increases in net income was a decrease in gains from the retirement of funding agreements and trust instruments supported by funding obligations of $63.0 million and a change of $30.7 million in (losses) gains on derivative instruments to a net loss of $4.5 million in 2003 from a net gain of $26.2 million in 2002.

The following table reflects segment income and a reconciliation to consolidated net income.

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Segment income (loss) before federal income taxes:
Property and Casualty
Personal Lines	$134.6	$34.3	$40.2
Commercial Lines	58.0	98.7	124.2
Other Property and Casualty	5.4	(15.5)	5.8

Total Property and Casualty	198.0	117.5	170.2
Life Companies	11.3	8.7	(634.7)
Interest expense on corporate debt	(39.9)	(39.9)	(39.9)

Total segment income (loss) before federal income taxes	169.4	86.3	(504.4)

Federal income tax (expense) benefit on segment income (loss)	(28.6)	6.1	229.0
Federal income tax settlement	30.4	—	—
Net realized investment gains (losses), net of taxes and deferred acquisition cost amortization	16.1	10.4	(89.4)
Net gains (losses) on derivative instruments, net of taxes	0.8	(4.5)	26.2
(Losses) gains from retirement of funding agreements and trust instruments supported by funding obligations, net of taxes	(0.1)	3.7	66.7
Restructuring costs, net of taxes	(5.5)	(18.7)	(9.6)
Other reorganization expenses, net of taxes	—	—	(4.5)
Income (loss) from sale of universal life business, net of taxes	—	3.6	(20.3)
Other items, net of taxes	—	—	3.9

Income (loss) before cumulative effect of change in accounting principle	182.5	86.9	(302.4)
Cumulative effect of change in accounting principle, net of taxes	(57.2)	—	(3.7)

Net income (loss)	$125.3	$86.9	$(306.1)

23	ALLMERICA FINANCIAL ANNUAL REPORT 2004

SEGMENT INCOME

2004 Compared to 2003

Our segment income before federal income taxes was $169.4 million in 2004, compared to $86.3 million in 2003. This improvement is attributable to an increase in the Property and Casualty group’s segment income of $80.5 million and an increase in Life Companies segment income of $2.6 million.

Segment results for the Property and Casualty group include catastrophe losses of $99.3 million in 2004, compared to $59.4 million in 2003. Catastrophe losses were unusually high in 2004 due to four hurricanes in the Southeast. During 2003, however, we recorded a charge of $21.9 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool that we exited in 1996. Excluding this charge and the impact of the increase in catastrophe losses, segment income increased $98.5 million as compared to 2003. The increase in segment income is primarily attributable to an estimated $112 million of improved current accident year loss performance due to net premium rate increases across all principal product lines and to a decrease in non-catastrophe claims activity primarily in personal lines. Additionally, development on prior years’ loss and loss adjustment expense (“LAE”) reserves improved by $33.0 million, excluding the pool charge described above, from $18.5 million of adverse development in 2003 to $14.5 million of favorable development in 2004. These favorable items were partially offset by an increase in policy acquisition and other operating expenses of $38.1 million.

Life Companies segment results increased $2.6 million, primarily as the result of $47.7 million of net expense savings resulting from the cessation of the retail sales operations of VeraVest and ongoing expense management efforts. Also, $11.5 million of VeraVest asset impairments were recorded in 2003. There were no similar asset impairments in 2004. These favorable items were partially offset by an increase in deferred policy acquisition cost (“DAC”) amortization of $24.8 million, primarily due to less favorable equity market returns. Segment results were also lower by $10.6 million due to lower interest margins on GICs, primarily from higher expenses associated with interest rate swaps. Also, net investment income declined $9.6 million primarily from the replacement of high-yield investments with lower yielding, higher quality fixed income securities and lower partnership income. Additionally, the combined effect of derivatives losses associated with the GMDB hedging program and increased GMDB expenses due to the implementation of SOP 03-1, reduced Life Companies segment income by $8.5 million in 2004.

Our federal income tax expense was $28.6 million for 2004, compared to a benefit of $6.1 million in 2003. This increase in federal income tax expense is primarily related to the higher segment income, as well as lower tax-exempt interest in 2004.

2003 Compared to 2002

Our segment income before federal income taxes was $86.3 million in 2003, compared to a loss of $504.4 million in 2002. This improvement of $590.7 million is attributable to an increase of $643.4 million in segment income from the Life Companies segment, partially offset by a decrease from the Property and Casualty group’s segment income of $52.7 million.

Life Companies segment income in 2003 includes charges of $11.5 million relating to the impairment of assets resulting from our discontinuing the retail operations of VeraVest. The 2002 loss in our Life Companies segment reflects net charges of $698.3 million resulting from the cumulative effect of the decline in equity market values, ratings downgrades and our cessation of proprietary life insurance and annuity product sales (see Segment Results – Life Companies). These charges include $629.4 million of additional amortization of the DAC asset and $39.1 million due to a change in the assumptions related to the long-term cost of GMDB for variable annuity products, net of the related DAC amortization. In addition, we recognized impairments of capitalized technology costs associated with variable products totaling $29.8 million.

The $52.7 million decrease in Property and Casualty segment income for 2003 is primarily attributable to an increase in adverse development of prior years’ loss and loss adjustment expense reserves of $34.0 million, including charges of $21.9 million resulting from the aforementioned adverse arbitration decision. Catastrophe losses increased $28.1 million in 2003. In addition, segment income in 2003 decreased due to a $33.1 million increase in policy acquisition and other operating expenses, as well as a $21.6 million decrease in net investment income. These were partially offset by an estimated $56 million improvement in current accident year loss performance primarily due to net premium rate increases.

The federal income tax benefit was $6.1 million for 2003, compared to a $229.0 million benefit in 2002. The large benefit in 2002 is primarily the result of the loss recognized by the Life Companies segment.

OTHER ITEMS

During 2004, we recorded income of $30.4 million relating to a federal income tax settlement for prior years (see Income Taxes).

Net realized investment gains, net of taxes and deferred acquisition cost amortization, were $16.1 million in 2004, primarily due to $26.0 million of after-tax gains from the sale of $854.7 million of fixed maturities. Partially offsetting these gains were after-tax losses of $5.7 million related to the termination of certain derivative instruments and $4.4 million of after-tax impairments of fixed maturities. During 2003, net realized investment gains, net of taxes and deferred acquisition cost amortization, were $10.4 million primarily resulting from

ALLMERICA FINANCIAL ANNUAL REPORT 2004	24

$54.0 million of after-tax gains from the sale of approximately $1.5 billion of fixed maturities. These gains were partially offset by impairments of $40.0 million, net of taxes, primarily related to fixed maturities. During 2002, net realized investment losses, net of taxes and amortization, were $89.4 million, primarily due to $145.3 million of fixed maturity impairments, net of taxes, and $35.9 million of after-tax losses related to the termination of certain derivative instruments. These losses were partially offset by $73.4 million of after-tax net realized gains from the sale of approximately $3.1 billion of fixed maturities.

Net gains (losses) on derivative instruments, net of taxes, increased $5.3 million to a gain of $0.8 million in 2004 from a loss of $4.5 million in 2003. In 2003, net gains (losses) on derivative instruments, net of taxes, decreased $30.7 million from 2002, to the net loss of $4.5 million. The changes in net gains (losses) on derivative instruments in both 2004 and 2003 resulted from derivative activity that did not meet the requirements of hedge accounting. During 2002, we recognized gains on derivatives, net of taxes, of $26.2 million as a result of the termination of certain derivative instruments, which previously were recognized as ineffective hedges.

In 2004, we retired $185.2 million of long-term funding agreement obligations, resulting in a loss of $0.1 million, net of taxes as compared with a gain of $3.7 million in 2003 from the retirement of $78.8 million of long-term funding agreement obligations. In 2002, we recognized a gain of $66.7 million, net of taxes, on the retirement of $548.9 million of long-term funding agreement obligations. The gains in 2003 and 2002 resulted from the retirement of certain long-term funding obligations at discounts (see Significant Transactions – Gain on Retirement of Funding Obligations).

In 2004, we ceased certain sponsored businesses and restructured certain commercial lines operations in our Property and Casualty group. In 2003, we ceased our retail operations related to our broker/dealer in our Life Companies segment. During 2002, we began restructuring efforts in our Life Companies segment after terminating all new sales of our proprietary life insurance and annuity products. In 2004, 2003 and 2002, we recognized $5.5 million, $18.7 million and $9.6 million, respectively, net of taxes, primarily as a result of these restructuring efforts. These restructuring costs consisted of severance and other employee-related expenses, as well as the cancellation of certain lease agreements and contracted services. In addition, we recognized, during 2002, other reorganization costs of $4.5 million, net of taxes, primarily related to the forgiveness of interest on certain loans to former Life Companies agents.

During 2003, we recognized income of $3.6 million, net of taxes, from the settlement of post-closing items related to the December 2002 sale of our universal life insurance business through a 100% coinsurance agreement (see Significant Transactions – Sale of Universal Life Business). In 2002, we recognized a loss of $20.3 million, net of taxes, related to this transaction.

During 2004, we adopted SOP 03-1, which resulted in a charge of $57.2 million, net of taxes. The charge results from new requirements for recognizing guaranteed minimum death benefit and guaranteed minimum income benefit reserves based on various assumptions, including estimates of future market returns and expected contract persistency. During 2002, we recognized a $3.7 million loss, net of taxes, upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

25	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Net income (loss) includes the following items (net of taxes) by segment:

2004
(In millions)	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Federal income tax settlement	$—	$—	$—	$30.4	$30.4
Net realized investment gains, net of taxes and deferred acquisition cost amortization (1)	5.0	5.1	3.0	3.0	16.1
Net gains on derivative instruments	—	—	—	0.8	0.8
Losses from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	(0.1)	(0.1)
Restructuring costs	(0.8)	(1.3)	—	(3.4)	(5.5)
Cumulative effect of change in accounting principle	—	—	—	(57.2)	(57.2)

2003
Net realized investment gains (losses), net of taxes and deferred acquisition cost amortization (1)	$3.2	$3.3	$(2.0)	$5.9	$10.4
Net losses on derivative instruments	—	—	—	(4.5)	(4.5)
Gains from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	3.7	3.7
Restructuring costs	—	0.2	—	(18.9)	(18.7)
Income from sale of universal life business	—	—	—	3.6	3.6

2002
Net realized investment (losses) gains, net of taxes and deferred acquisition cost amortization (1)	$(9.2)	$(9.2)	$2.4	$(73.4)	$(89.4)
Net gains on derivative instruments	—	—	—	26.2	26.2
Gains from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	66.7	66.7
Restructuring costs	—	—	—	(9.6)	(9.6)
Other reorganization costs	—	—	—	(4.5)	(4.5)
Loss from sale of universal life business	—	—	—	(20.3)	(20.3)
Other items	—	—	—	3.9	3.9
Cumulative effect of change in accounting principle	—	—	—	(3.7)	(3.7)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.

(2)	Includes corporate eliminations.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	26

SEGMENT RESULTS

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and minority interest and other items which management believes are not indicative of our core operations, including realized gains and losses.

PROPERTY AND CASUALTY

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Net premiums written	$2,236.2	$2,234.2	$2,267.3

Net premiums earned	2,249.1	2,240.4	2,272.0
Net investment income	196.9	185.5	207.1
Other income	52.7	55.7	52.1

Total segment revenues	2,498.7	2,481.6	2,531.2

Losses and LAE	1,552.0	1,653.5	1,683.5
Policy acquisition expenses	470.1	457.6	424.5
Other operating expenses	278.6	253.0	253.0

Total losses and operating expenses	2,300.7	2,364.1	2,361.0

Segment income	$198.0	$117.5	$170.2

2004 Compared to 2003

Segment income from our Property and Casualty group increased $80.5 million, or 68.5%, to $198.0 million for the year ended December 31, 2004, compared to $117.5 million in 2003. In 2004, catastrophe losses were $99.3 million, compared to $59.4 million in 2003. Catastrophe losses were unusually high in 2004 due to four significant hurricanes in the Southeast. During 2003, however, we recorded a charge of $21.9 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996. Excluding this charge and the impact of the increase in catastrophe losses, segment income increased $98.5 million as compared to the same period in 2003. This increase is primarily attributable to an estimated $112 million of improved current accident year loss performance due to net premium rate increases across all principal product lines and a decrease in non-catastrophe claims activity primarily in personal lines. Net premium rate increases reflect rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of the estimated impact of loss inflation and policy acquisition costs. Additionally, development on prior years’ loss and loss adjustment expense reserves improved $33.0 million, from $18.5 million of adverse development for the year ended December 31, 2003, excluding the pool charge described above, to $14.5 million of favorable development for the year ended December 31, 2004. These favorable items were partially offset by an increase in policy acquisition and other operating expenses of $38.1 million due to higher contingent commissions, employee-related expenses and technology costs.

2003 Compared to 2002

Segment income from our Property and Casualty group decreased $52.7 million, or 31.0%, to $117.5 million for the year ended December 31, 2003, compared to $170.2 million in 2002. The decrease in segment income is primarily attributable to an increase in adverse development on prior years’ reserves of $34.0 million, to $40.4 million of adverse development for the year ended December 31, 2003, from $6.4 million of adverse development for the year ended December 31, 2002. This increase was primarily due to a charge of $21.9 million from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996. In addition, prior years’ workers’ compensation reserves developed adversely, partially offset by favorable development in commercial multiple peril reserves. Catastrophe losses increased $28.1 million, to $59.4 million for the year ended December 31, 2003, compared to $31.3 million for the same period in 2002. Catastrophe losses in 2002 were unusually low. Additionally, segment income for the year ended December 31, 2003 was negatively affected by a $33.1 million increase in policy acquisition and other operating expenses, primarily due to an increase in special commission and expenses associated with financial guarantee programs designed to minimize the impact to our commercial lines business from the ratings downgrades in 2002. Policy acquisition and other operating expenses also increased due to higher employee benefits and technology costs. Net investment income decreased $21.6 million for the year ended December 31, 2003 compared to 2002. Partially offsetting these negative items was a benefit from an estimated $56 million of improved current accident year loss performance, primarily due to net premium rate increases across all principal product lines and a decrease in non-catastrophe claims activity.

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

We manage the Property and Casualty group’s operations through two lines of business based upon product offerings: Personal Lines and Commercial Lines. Personal Lines include personal automobile, homeowners and other personal policies. Commercial Lines include workers’ compensation, commercial automobile, commercial multiple peril and other commercial policies.

In 2004, we reorganized our Property and Casualty segment (see Executive Overview – Description of Operating

27	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Segments). Under the new structure, AMGRO, Opus and earnings on the holding company’s assets are reported in our Other Property and Casualty segment. Prior to 2004, the operating results of AMGRO and Opus were included in our former Asset Management segment. In addition, in 2004, we allocated our corporate overhead costs across all operating segments, including the three segments of our Property and Casualty group. Prior to 2004, these overhead costs were reported in our former Corporate segment. All prior periods have been restated to reflect the current structure.

The following table summarizes statutory net premiums written and statutory loss and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

FOR THE YEARS ENDED DECEMBER 31	2004		2003		2002
(In millions, except ratios)	Statutory Net Premium Written	Statutory Loss Ratios (1)	Statutory Net Premium Written	Statutory Loss Ratios (1)	Statutory Net Premium Written	Statutory Loss Ratios (1)
Personal Lines:
Personal automobile	$1,033.2	63.7	$1,098.2	72.1	$1,098.6	72.3
Homeowners	413.6	43.1	396.7	51.6	360.9	54.7
Other personal	40.5	53.0	42.9	39.7	44.3	43.8

Total personal	1,487.3	57.9	1,537.8	66.1	1,503.8	67.4

Commercial Lines:
Workers’ compensation	125.4	79.6	123.6	91.9	149.1	65.7
Commercial automobile	186.3	48.4	171.3	48.8	197.6	59.9
Commercial multiple peril	332.2	44.1	314.2	46.2	318.7	56.0
Other commercial	105.3	41.4	88.0	31.1	98.6	48.3

Total commercial	749.2	50.9	697.1	53.2	764.0	58.1

Total	$2,236.5	55.8	$2,234.9	63.1	$2,267.8	64.4

Statutory combined ratio (2):
Personal Lines	98.6		104.6		104.3
Commercial Lines	105.1		99.4		100.3
Total	100.9		104.0		103.1

(1)	Statutory loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our statutory loss ratios exclude catastrophe losses.

(2)	Statutory combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of the ratio of incurred claims and claim expenses to premiums earned and the ratio of underwriting expenses incurred to premiums written. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the statutory combined ratio. Our statutory combined ratios include catastrophe losses, which represented 3.3%, 6.8% and 4.4% of our Personal Lines, Commercial Lines and Total statutory combined ratios, respectively, for the year ended December 31, 2004; 2.3%, 3.3% and 2.6% of our Personal Lines, Commercial Lines and Total statutory combined ratios, respectively, for the year ended December 31, 2003; and 1.8%, 0.7% and 1.4% of our Personal Lines, Commercial Lines and Total statutory combined ratios, respectively, for the year ended December 31, 2002.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	28

The following table summarizes statutory underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

2004
(In millions)
	Personal Lines	Commercial Lines	Other Property and Casualty	Total
Statutory underwriting (loss) profit, excluding prior year reserve development and catastrophes	$71.1	$0.1	$(4.1)	$67.1
Prior year favorable reserve development	10.4	4.1	—	14.5
Pretax catastrophe losses	(49.8)	(49.5)	—	(99.3)

Statutory underwriting (loss) profit	31.7	(45.3)	(4.1)	(17.7)
Net investment income	97.1	97.6	2.2	196.9
Fee income (1)	—	—	24.9	24.9
Other (2)	5.8	5.7	(17.6)	(6.1)

Segment income	$134.6	$58.0	$5.4	$198.0

2003
Statutory underwriting (loss) profit, excluding prior year reserve development and catastrophes	$(13.6)	$28.4	$(1.9)	$12.9
Prior year (unfavorable) favorable reserve development	(25.3)	7.9	(23.0)	(40.4)
Pretax catastrophe losses	(35.6)	(23.8)	—	(59.4)

Statutory underwriting (loss) profit	(74.5)	12.5	(24.9)	(86.9)
Net investment income	91.1	92.4	2.0	185.5
Fee income (1)	—	—	26.0	26.0
Other (2)	17.7	(6.2)	(18.6)	(7.1)

Segment income (loss)	$34.3	$98.7	$(15.5)	$117.5

2002
Statutory underwriting (loss) profit, excluding prior year reserve development and catastrophes	$(25.2)	$(5.8)	$(1.9)	$(32.9)
Prior year (unfavorable) favorable reserve development	(20.9)	23.3	(8.8)	(6.4)
Pretax catastrophe losses	(25.8)	(5.5)	—	(31.3)

Statutory underwriting (loss) profit	(71.9)	12.0	(10.7)	(70.6)
Net investment income	92.2	109.8	5.1	207.1
Fee income (1)	—	—	27.4	27.4
Other (2)	19.9	2.4	(16.0)	6.3

Segment income	$40.2	$124.2	$5.8	$170.2

(1)	Fee income includes the fees received from our premium financing and investment management businesses.

(2)	Other reflects our statutory to GAAP adjustments and primarily results from acquisition costs being capitalized on a GAAP basis and expensed immediately on a statutory basis.

2004 Compared to 2003

Personal Lines

Personal lines’ net premiums written decreased $50.5 million, or 3.3%, to $1.5 billion for the year ended December 31, 2004. This was primarily the result of a decrease of $65.0 million, or 5.9%, in the personal automobile line, partially offset by an increase of $16.9 million, or 4.3% in the homeowners line. The decrease in the personal automobile line is primarily due to the decline of 11.9% in policies in force since December 31, 2003. Partially offsetting this decrease of policies in force was a 4.6% rate increase in the personal automobile line. The increase in the homeowners line resulted primarily from an overall 12.7% rate increase, partially offset by a decrease in overall policies in force of 8.7% since December 31, 2003. Approximately one-half of the decline in policies in force in both lines was the result of our strategies to enhance margins, and in some cases, reduce exposures in certain states where the regulatory structure is challenging, particularly Massachusetts and New Jersey, where we conduct a significant amount of business. Part of this reduction reflects our exit of certain sponsored market accounts (employer and affinity groups) that were unprofitable and not well aligned with our strategy. However, policies in force also declined in many other markets, most significantly in Michigan where policies in force decreased 8.0% since December 31, 2003. We attribute this decline to the introduction of a new product that enhances our ability to segment risks, certain service issues, which management is currently addressing, and rate increases on specific classes of business. There can be no assurance that we will not experience further declines in our policies in force.

Personal lines’ segment income increased $100.3 million to $134.6 million for the year ended December 31, 2004. The increase in segment income is primarily attributable to an estimated $98 million of improved current accident year loss performance. The improved loss performance is attributable to the favorable effect of net premium rate increases. Also, a decrease in non-catastrophe claims activity due to lower frequency in both the personal automobile and homeowners lines favorably impacted segment income. We believe our improved non-catastrophe claims frequency experience is consistent with recent industry trends although we do not know whether these trends are sustainable. In addition, development on prior years’ loss and loss adjustment expense reserves improved $35.7 million, to $10.4 million of favorable development for the year ended December 31, 2004, compared to $25.3 million of adverse development in 2003. These favorable items were partially offset by an increase in policy acquisition and other operating expenses of $26.7 million for the year ended December 31, 2004 as compared to 2003, due to higher contingent commissions, employee-related expenses and technology costs. Additionally, catastrophe losses increased $14.2 million, to $49.8 million for the year ended December 31, 2004, compared to $35.6 million in 2003, due to four hurricanes in the Southeast.

29	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Personal lines’ net premiums written are expected to be under continued pressure in 2005. There are signs of increasing rate competition, and in some states such as Massachusetts, New York, and Michigan, regulatory pressures. The Massachusetts Commissioner of Insurance has ordered a reduction in net rates of personal automobile insurance of 1.7%. In light of the difficulty of the Massachusetts personal automobile regulatory environment, particularly in controlling costs associated with its share of the residual market, we expect to continue to reduce writings in this state.

We also do not expect the same level of rate increases in Michigan as we experienced in 2004. We currently do not expect to file for meaningful rate increases in Michigan in 2005, and we recently adjusted rates downward in the state with the intention of meeting competitive pricing pressures and reducing the decline in policies in force. In addition, the Commissioner of Insurance in Michigan has adopted a rule banning the use of any form of credit scores in the underwriting or pricing of personal lines products, effective July 1, 2005. If the ban becomes effective as planned, it could have a disruptive impact on the overall market as some consumers experience an increase in premium and some experience a decrease in premium. The proposed ban could have an adverse effect on retention rates and new business volume, as well as possibly result in a lowering of overall premiums as actions are taken to offset the anticipated lower retention rates and new business volumes.

Commercial Lines

Commercial lines’ net premiums written increased $52.1 million, or 7.5%, to $749.2 million for the year ended December 31, 2004, primarily due to an overall 6.7% rate increase in commercial lines since December 31, 2003.

Commercial lines’ segment income decreased $40.7 million to $58.0 million for the year ended December 31, 2004. The decrease in segment income is primarily attributable to an increase in catastrophe losses of $25.7 million, to $49.5 million for the year ended December 31, 2004, compared to $23.8 million for the same period in 2003. Catastrophe losses were unusually high in 2004 due to four significant hurricanes in the Southeast. Also contributing to the decline in segment income is the increase of $19.4 million in policy acquisition and other operating expenses for the year ended December 31, 2004 compared to the same period in 2003. Policy acquisition and other operating expenses increased due to higher contingent commissions, employee-related expenses and technology costs. Loss adjustment expenses increased approximately $15 million primarily due to higher employee-related expenses, to increased catastrophe activity, and higher litigation activity. Additionally, favorable development on prior years’ loss and LAE reserves decreased $2.9 million, to $4.1 million of favorable development for the year ended December 31, 2004, compared to $7.0 million of favorable development for the same period in 2003. Partially offsetting these unfavorable items was an estimated $14 million in improved current accident year loss performance.

Our ability to increase net premiums written and to maintain or improve underwriting results is expected to be affected by increased price competition.

Other Property and Casualty

Segment results of the Other Property and Casualty segment increased $20.9 million to $5.4 million for the year ended December 31, 2004 from a loss of $15.5 million in 2003. Prior year segment results included a charge of $21.9 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996.

2003 Compared to 2002

Personal Lines

Personal lines’ net premiums written increased $34.0 million, or 2.3%, to $1.5 billion for the year ended December 31, 2003. This is primarily the result of an increase of $35.8 million, or 9.9% in the homeowners line. Partially offsetting this increase is a decrease of $1.4 million and $0.4 million in the other personal and personal automobile lines, respectively. The increase in the homeowners line is primarily the result of an average rate increase of 11.7% since December 31, 2002. The decrease in the personal automobile line resulted primarily from a decrease of 5.1% in policies in force, partially offset by an average rate increase of 5.7% since December 31, 2002.

Personal lines’ segment income declined $5.9 million to $34.3 million for the year ended December 31, 2003. The decrease in segment income is primarily due to an increase in current accident year loss performance due to an increase in claim frequency and severity due to the harsher winter weather during the first quarter of 2003, especially in the Northeast. In addition, catastrophe losses increased $9.8 million, to $35.6 million for the year ended December 31, 2003, compared to $25.8 million for the same period in 2002. Also, we experienced an increase in severity of personal automobile medical costs related to personal injury protection coverage in Michigan. Segment income was also unfavorably affected by an $8.7 million increase in adverse development during 2003 in the personal automobile line. Personal lines’ expenses increased due to the increase in commissions, employee benefits and technology costs. Partially offsetting these items is an estimated $39 million of net premium rate increases.

Commercial Lines

Commercial lines’ net premiums written decreased $66.9 million, or 8.8%, to $697.1 million for the year ended December 31, 2003. This decrease is primarily the result of the agency management actions we took in 2001 and our continuing re-underwriting efforts. As a result of these actions, policies in force decreased 9.1%, 3.6% and 2.8% in the commercial automobile, workers’ compensation, and commercial multiple peril lines, respectively, since December 31, 2002. This decrease is

ALLMERICA FINANCIAL ANNUAL REPORT 2004	30

also partially due to lower retention rates in certain lines as a result of the ratings downgrades, including attrition with larger accounts. Partially offsetting these items were rate increases in all of the commercial lines since December 31, 2002.

Commercial lines’ segment income decreased $25.5 million to $98.7 million for the year ended December 31, 2003. The decrease in segment income is primarily attributable to an increase in catastrophe losses of $18.3 million, to $23.8 million for the year ended December 31, 2003, compared to $5.5 million in 2002. Development on prior years’ reserves declined $16.6 million to $6.7 million of favorable development for the year ended December 31, 2003, compared to $23.3 of favorable development in 2002. This decline in commercial lines’ favorable development is primarily due to adverse development in the workers’ compensation line, partially offset by favorable development in the commercial multiple peril line. Commercial lines’ policy acquisition and other operating expenses increased due to higher commissions and the prior year’s expenses related to our financial guarantee program, as well as employee benefits and technology costs. Partially offsetting these items is an estimated $47 million of net premium rate increases.

Other Property and Casualty

Segment results of the Other Property and Casualty segment decreased $21.3 million to a loss of $15.5 million for the year ended December 31, 2003 from a profit of $5.8 million in 2002. Segment results for 2003 included a charge of $21.9 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996.

INVESTMENT RESULTS

Net investment income before taxes was $196.9 million for the year ended December 31, 2004, $185.5 million for the year ended December 31, 2003 and $207.1 million for the year ended December 31, 2002. The increase in net investment income in 2004 primarily reflects an increase in average invested assets, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.7% in 2004 compared to 6.0% in 2003 due to the lower prevailing fixed maturity investment rates. We expect our investment results will continue to be negatively affected by the lower prevailing fixed maturity investment rates.

The decrease in net investment income in 2003, compared to 2002, primarily reflects a reduction in average pre-tax yields on fixed maturities and an increased emphasis on higher credit quality fixed maturities. Average pre-tax yields on fixed maturities decreased to 6.0% in 2003 compared to 6.4% in 2002 due to the lower prevailing fixed maturity investment rates and a shift to higher credit quality fixed maturities. The decrease in net investment income also reflects a reduction in average invested assets as a result of a $92.1 million dividend from the property and casualty companies to the holding company in July 2002 and a transfer of $73.7 million in January 2003 to fund the property and casualty companies’ portion of the additional minimum pension liability we recognized at December 31, 2002.

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

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”) based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, we develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the estimation process, which vary by line of business, include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There are no precise methods, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors, as noted above. Because the amounts of the loss reserves are sensitive to our assumptions, we do not completely rely on only one estimate to determine our loss reserves. We develop several estimates using generally accepted actuarial projection methodologies that result in various reasonably possible loss reserve outcomes and we adopt an estimate that considers all of the actuarial projection methodologies plus other factors not captured by these methodologies. Regarding voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt an estimate that considers this information and other factors. We exercise judgment

31	ALLMERICA FINANCIAL ANNUAL REPORT 2004

based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly.

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

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation in the projection of ultimate costs. We have experienced increasing medical costs, including those associated with personal automobile personal injury protection claims, particularly in Michigan, as well as in our workers’ compensation line in most states. This increase is reflected in our reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

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

Loss Reserves By Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual reviews are summarized into six broader lines of business: personal automobile, homeowners, workers’ compensation, commercial automobile, commercial multiple peril, and other lines.

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Reserve for losses and LAE, beginning of year	$3,018.9	$2,961.7	$2,921.5
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,570.2	1,610.6	1,682.1
(Decrease) increase in provision for insured events of prior years	(14.5)	40.4	6.4

Total incurred losses and LAE	1,555.7	1,651.0	1,688.5

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	814.8	868.2	898.0
Losses and LAE attributable to insured events of prior years	658.3	784.5	763.6

Total payments	1,473.1	1,652.7	1,661.6

Change in reinsurance recoverable on unpaid losses	(32.9)	58.9	13.3

Reserve for losses and LAE, end of year	$3,068.6	$3,018.9	$2,961.7

The table below summarizes the reserve for losses and LAE by line of business.

DECEMBER 31	2004	2003	2002
(in millions)
Personal automobile	$1,183.9	$1,184.6	$1,018.5
Homeowners and other	218.3	192.7	246.3

Total Personal	1,402.2	1,377.3	1,264.8
Workers’ compensation	640.6	623.3	637.7
Commercial automobile	254.2	277.2	327.4
Commercial multiple peril	572.1	549.5	566.3
Other commercial	199.5	191.6	165.5

Total Commercial	1,666.4	1,641.6	1,696.9

Total reserve for losses and LAE	$3,068.6	$3,018.9	$2,961.7

ALLMERICA FINANCIAL ANNUAL REPORT 2004	32

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

The table below summarizes the change in provision for insured events of prior years by line of business.

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
(Decrease) increase in loss provision for insured events of prior years:
Personal automobile	$(3.4)	$29.6	$22.4
Homeowners and other	(5.3)	4.0	6.5

Total Personal	(8.7)	33.6	28.9
Workers’ compensation	11.9	30.0	(5.5)
Commercial automobile	(4.6)	(2.0)	(1.0)
Commercial multiple peril	(8.6)	(11.4)	0.5
Other commercial	11.3	2.4	14.0

Total Commercial	10.0	19.0	8.0
Voluntary pools (IRI claim)	—	21.9	—
Increase in loss provision for insured events of prior years	1.3	74.5	36.9
Decrease in LAE provision for insured events of prior years	(15.8)	(34.1)	(30.5)

(Decrease) increase in total loss and LAE provision for insured events of prior years	$(14.5)	$40.4	$6.4

Estimated loss reserves for claims occurring in prior years developed unfavorably by $1.3 million, $74.5 million and $36.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The unfavorable loss development during the year ended December 31, 2004 was primarily the result of continued adverse development in the workers’ compensation line of business related to increased medical costs and long term attendant care. Additionally, adverse loss development was experienced in other commercial lines, primarily in umbrella and general liability, which is primarily the result of increases in estimated ultimate losses for these long-tail lines. Partially offsetting these items was favorable loss development in the commercial multiple peril, commercial automobile, homeowners and personal automobile lines of business. The improvement in loss development on these lines of business is primarily the result of improved claim frequency trends.

The increase in unfavorable loss reserve development during the year ended December 31, 2003 was primarily the result of the $21.9 million charge from the aforementioned voluntary pool arbitration decision. Additionally, loss reserves for the workers’ compensation line increased as a result of increasing medical costs. Loss reserve development was also affected by an increase in personal automobile claim severity related to medical settlements in Michigan. Partially offsetting these items was favorable development in 2003 in the commercial multiple peril line due to improved claim frequency in the 2002 accident year.

The unfavorable loss development during the year ended December 31, 2002 is primarily the result of increased claim severity related to personal automobile medical settlements in Michigan. The increase in the prior year reserve estimates for other commercial lines during 2002 reflects the recognition of approximately $5 million in additional reserves for asbestos claims in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool.

During the years ended December 31, 2004, 2003 and 2002, estimated LAE reserves for claims occurring in prior years developed favorably by $15.8 million, $34.1 million and $30.5 million, respectively. The favorable development in these periods is primarily attributable to claims process improvement initiatives taken by us during the 1997 to 2001 calendar year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology affecting future claim settlement assumptions, resulting in the recognition of favorable development. The favorable impact on prior accident year LAE reserves begins to lessen as these claim settlement process improvements are recognized in current actuarial assumptions. Since we believe that the impact of these actions has been previously recognized, we expect less favorable LAE prior year reserve development from these process improvements. This item is reflected in the decline in favorable LAE prior year reserve development for the year ended December 31, 2004 versus 2003.

33	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Asbestos and Environmental Reserves

We may be required to defend claims related to policies that include environmental damage and toxic tort liability. The table below summarizes our business asbestos and environmental reserves (net of reinsurance and excluding pools):

DECEMBER 31	2004			2003			2002
(In millions)	Asbestos	Environmental	Total	Asbestos	Environmental	Total	Asbestos	Environmental	Total
Beginning reserves	$12.5	$12.4	$24.9	$12.6	$13.0	$25.6	$10.1	$16.6	$26.7
Incurred losses and LAE	(1.9)	3.4	1.5	2.9	(0.3)	2.6	4.8	(5.6)	(0.8)
Paid losses and LAE	(0.3)	2.0	1.7	3.0	0.3	3.3	2.3	(2.0)	0.3

Ending reserves	$10.9	$13.8	$24.7	$12.5	$12.4	$24.9	$12.6	$13.0	$25.6

Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.7 million, $24.9 million and $25.6 million, net of reinsurance of $16.3 million, $15.0 million and $16.0 million in 2004, 2003 and 2002, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the three-year period ended December 31, 2004. As a result of our historical direct underwriting mix of commercial lines policies of smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the table above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $46.4 million, $45.6 million, and $45.2 million in 2004, 2003 and 2002, respectively. These reserves, which are included in the Other Property and Casualty segment, relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. As part of our pool reserves, we participated in the ECRA voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of $2.0 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

We estimate our ultimate liability for asbestos and environmental claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, we are not aware of any litigation or pending claims that are expected to result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

REINSURANCE

Our Property and Casualty group maintains a reinsurance program designed to protect against large or unusual losses and allocated LAE activity. This includes excess of loss reinsurance, proportional and catastrophe reinsurance. We determine the appropriate amount of reinsurance based on our evaluation of the risks accepted and analyses prepared by consultants and/or reinsurers, and on market conditions including the availability and pricing of reinsurance. Reinsurance contracts do not relieve us from our primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on a review of our reinsurers’ financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	34

Catastrophe reinsurance serves to protect the ceding insurer from significant losses arising from a single event or aggregate events such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. Under our catastrophe reinsurance agreements, we ceded $41.5 million of losses in 2004 primarily as a result of four large catastrophes that occurred in 2004.

In 1999, we entered into a whole account aggregate excess of loss reinsurance agreement, which provides coverage for accident year 1999 for our property and casualty business. The program covered losses and allocated LAE, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. As a result of this agreement, we recognized net expenses of $4.2 million, $5.3 million and $4.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, based on estimates of losses and allocated LAE for accident year 1999. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based both on future losses and allocated LAE for accident year 1999.

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

LIFE COMPANIES

Prior to September 30, 2002, the Life Companies primary business was variable annuities, variable universal life and traditional life insurance products, as well as certain group retirement products and GICs. In the fourth quarter of 2002 and as a result of ratings downgrades, we ceased the sale of proprietary products and GICs, and all remaining short-term funding agreements were terminated.

In the fourth quarter of 2003, we discontinued the retail sales operations of our broker/dealer, VeraVest, which sold non-proprietary products through our former life insurance and annuity agency channel. As a result, other income associated with the brokerage operations and the related other operating expenses are significantly lower than in the past. In addition, this was followed by reduced persistency in 2004 for the policies that were sold through our former agency distribution channel.

The following table summarizes the results of operations for the Life Companies segment for the periods indicated:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)

Segment revenues
Premiums	$39.5	$41.9	$48.1
Fees:
Fees from surrenders	46.4	66.9	61.9
Other proprietary product fees	233.6	252.4	347.9
Net investment income	217.4	270.8	384.1
Other income(1)	55.0	134.0	112.4

Total segment revenues	591.9	766.0	954.4

Policy benefits, claims and losses	232.0	262.9	525.1
Policy acquisition costs	116.8	140.8	674.2
Other operating expenses(2)	231.8	353.6	389.8

Segment income (loss)	$11.3	$8.7	$(634.7)

(1)	Other income includes $20.8 million, $24.0 million and $32.2 million of fees earned from the management of assets for proprietary products for the years ended December 31, 2004, 2003 and 2002, respectively. Other income also includes $2.1 million, $83.0 million and $50.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, of fees earned from the distribution of non-proprietary insurance products.

(2)	Other expenses include subadvisory fees of $9.9 million, $11.2 million and $15.1 million for the years ended December 31, 2004, 2003 and 2002 respectively. Other expenses for the years ended December 31, 2004, 2003 and 2002 also include brokerage related commissions of $1.5 million, $57.4 million, and $40.8 million, respectively. The Company no longer sells proprietary or non-proprietary products.

2004 Compared to 2003

Life Companies segment income was $11.3 million for 2004 compared to $8.7 million for 2003. While certain transactions may impact several income statement line items, the following items contribute to the overall change in segment income. This increase of $2.6 million was primarily the result of $47.7 million net savings resulting from the cessation of the retail sales operations of our broker/dealer, VeraVest, and ongoing expense management efforts. Also, $11.5 million of VeraVest asset impairments were recorded in 2003, which were absent in 2004. These were partially offset by an increase in DAC amortization of $24.8 million primarily resulting from the effect of equity market returns being consistent with our assumptions as compared to the effect of equity market returns exceeding our assumptions in 2003. Segment results also deteriorated $10.6 million due to lower interest margins on GICs, primarily from higher expenses associated with interest rate swaps. Also, net investment income declined $9.6 million primarily from the replacement of high-yield investments with lower yielding, higher quality fixed income securities and lower partnership income. (See also Net Investment Income below). Additionally, the combined effect of derivatives losses associated with the GMDB hedging program and increased GMDB reserve expenses required under SOP 03-1, net of DAC, also reduced Life Companies segment income by $8.5 million in 2004. (See also Guaranteed Minimum Death Benefits below).

35	ALLMERICA FINANCIAL ANNUAL REPORT 2004

2003 Compared to 2002

Life Companies segment income was $8.7 million in 2003 compared to a loss of $634.7 million in 2002. Consistent with current year presentation, certain transactions may have impacted several income statement line items and have contributed to the overall change in segment income. Income in 2003 included the aforementioned charge of $11.5 million relating to the impairment of assets resulting from our decision to discontinue the retail operations of VeraVest. The loss in 2002 reflected the net charges of $698.3 million relating to the shutdown of proprietary life insurance and annuity product sales (see detail in table below). Absent these one-time items, segment income decreased $43.4 million from 2002 to 2003. This decrease is primarily due to higher DAC amortization primarily resulting from the use of higher amortization percentages, as mandated by our then current DAC assumptions, to current gross profits generated by existing annuity accounts and to higher redemption rates. The sale of our universal life insurance business in 2002 resulted in a $23.7 million decrease in related income. Additionally, net investment income declined $10.3 million primarily due to timing of capital transactions and the sale of high-yield bonds. (See also Net Investment Income below). Segment results also decreased $9.6 million due to lower interest margins on GICs, primarily from lower average GIC deposits and lower yields. (See also GIC Derivative Instruments below). These were partially offset by net expense savings resulting from lower distribution and insurance expenses, offset by acquisition costs that we had been allowed to defer in 2002, since they related to proprietary annuity and insurance sales. We no longer offer these products, so we are no longer deferring these types of costs.

The following table summarizes the 2002 charges related to the shutdown of proprietary life insurance and annuity product sales:

FOR THE YEAR ENDED DECEMBER 31	2002
(In millions)

Additional DAC Amortization:
Revision of surrender rate assumptions	$171.1
Equity market depreciation	202.8
Revision of market-related appreciation assumptions	43.3
Revision of GMDB long-term cost assumptions	61.7
Revision of future fees assumption	(8.5)
Impairment of DAC asset	159.0

629.4

GMDB:
Revision of long-term cost assumptions	106.7
Reduction of DAC amortization	(67.6)

39.1

Impairment of capitalized technology costs(1)	29.8

Total	$698.3

(1)	This asset impairment is related to technology used in our variable annuity and variable universal life business, reflected in other operating expenses. In light of the restructuring of our Life Companies business, we concluded that expected future cash flows did not support continued capitalization of the entire cost of these technology assets. Accordingly, we recognized this permanent impairment in other operating expenses.

Net Investment Income

2004 Compared to 2003

Net investment income declined $53.4 million to $217.4 million for the year ended 2004 compared to the same period a year ago. The decline in net investment income reflects a decrease in average general account assets, principally resulting from annuity redemptions and reductions in outstanding GIC balances, and a decrease in pre-tax yields on fixed maturity securities. Average pre-tax yields on fixed maturities decreased to 5.9% in 2004 compared to 6.0% in 2003 due to lower prevailing fixed maturity investment rates and a shift to higher credit quality fixed maturity investments.

Net investment income is expected to decline in 2005 due to the maturities of $779.3 million of guaranteed investment contracts, most of which are scheduled to mature in the first quarter, and the reduction in other general account assets as a result of surrrenders and redemptions. The reductions in income from GIC balances is expected to be offset by a corresponding reduction in interest credited to holders of such GICs.

2003 Compared to 2002

Net investment income declined $113.3 million to $270.8 million for the year ended 2003 compared to 2002. The decline in net investment income reflects a reduction in average general account assets, principally resulting from annuity redemptions, the transfer of assets related to the sale of the universal life insurance business, reductions in outstanding GIC balances, and a decrease in pre-tax yields on fixed maturity securities. Average pre-tax yields on fixed maturities decreased to 6.0% in 2003 compared to 6.9% in 2002 due to lower prevailing fixed maturity investment rates and a shift to higher credit quality fixed maturity investments.

Deferred Acquisition Costs

2004 Compared to 2003

DAC for variable life products and variable annuities consists of commissions, underwriting costs and other costs that are amortized in proportion to the estimated total gross profits from such products. We estimate that these costs will be earned over the expected life of the insurance contracts to which such costs relate. To estimate the profitability of our insurance contracts, we establish and apply assumptions relating to, among other matters, appreciation of account assets, contract persistency and contract costs (such as those relating to any GMDB feature and fees payable to distributors). We regularly evaluate these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions. For additional information regarding our accounting policy related to DAC, see “Critical Accounting Policies” on pages 50 to 52 of this Form 10-K.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	36

In 2004, amortization of policy acquisition expenses decreased $24.0 million, to $116.8 million. This decrease is primarily due to a decline in surrender fees and other proprietary product fees resulting in lower DAC amortization of $31.4 million. This decrease also includes a $17.5 million decrease in amortization related to previously capitalized sales inducements that have been reclassified as policy benefits in conformity with the adoption of SOP 03-1. These decreases were partially offset by higher DAC amortization of $24.8 million due to lower equity market returns in 2004 relative to 2003.

As a result of resetting the long-term assumption for market related appreciation to 8 percent annually and applying the reversion-to-the-mean accounting methodology, we believe that DAC amortization will be less sensitive to short-term market movements.

Variability in the equity market and GMDB costs, as well as changes in persistency, may affect DAC amortization in future periods.

2003 Compared to 2002

Policy acquisition expenses decreased $533.4 million, to $140.8 million in 2003. As discussed below, during 2002, we recorded adjustments to DAC amortization totaling $629.4 million. In addition, as a result of a $106.7 million GMDB reserve adjustment discussed above, DAC amortization was reduced by $67.6 million in 2002. Absent these adjustments, policy acquisition expenses would have increased $28.4 million in 2003 as compared to 2002. The primary reason for this $28.4 million adjusted increase in DAC amortization is that we applied a higher amortization percentage, as mandated by our then current DAC assumptions, to current gross profits generated by existing annuity accounts. Higher amortization percentages have been used since the fourth quarter of 2002. Additionally, we had incremental DAC amortization expenses related to redemptions, as described above.

The substantial and sustained decline in the equity market, culminating in the third quarter of 2002, precipitated a number of significant events which caused us to incur large increases in DAC amortization. These included, in large part, substantial ratings downgrades, which contributed to our decision to cease new sales of proprietary variable annuity and life products. We believed that this business decision would adversely affect the profitability of our existing policies and contracts by significantly decreasing the persistency of customer accounts. Decreased persistency also increased the cost of the GMDB feature of variable annuity contracts, further reducing profitability. This resulted from a reduction of revenues in future periods due to a decline in average invested assets, whereby the revenues were not sufficient to offset GMDB claims in the near term. In addition, the 2002 market decline resulted in significant differences in actual account value investment returns from those assumed. This required us to substantially increase the level of DAC amortization and GMDB expense under existing assumptions and to reassess the appropriate long-term assumptions on account appreciation and GMDB cost. As a result, we revised downward our assumptions regarding future account appreciation and increased expectations regarding the long-term cost of the GMDB feature. Finally, our evaluation of the compounding effects of the market decline and business model changes on the anticipated profitability of our distribution channels caused us to determine that there had been a permanent impairment of the remaining DAC asset related to the former Partners distribution channel (see Annuity Account Values and Redemptions for a description of the former distribution channels). Each of these increased costs and changed assumptions are discussed further below.

The aforementioned $629.4 million of DAC adjustments in 2002 consisted of six separate items. First, we anticipated that ratings downgrades and our decision to cease new sales of proprietary life insurance and annuity products unfavorably affected the persistency of then existing customer accounts. This resulted in the reduction of our estimate of future gross profits and $171.1 million of additional DAC amortization in 2002.

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

Fourth, we increased our assumptions related to the long-term cost of GMDB for variable annuity products (see Guaranteed Minimum Death Benefits below). The increased cost estimates affected our expectation of future gross profits, resulting in additional DAC amortization of $61.7 million in 2002.

37	ALLMERICA FINANCIAL ANNUAL REPORT 2004

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

Other Operating Expenses

2004 Compared to 2003

Other operating expenses declined $121.8 million, to $231.8 million in 2004. The decrease reflects lower commissions, distribution and insurance operation expenses related to the decision to discontinue the retail sales operations of VeraVest.

Included in other operating expenses of $231.8 million is $51.8 million of interest expense related to trust instruments supported by funding obligations, $25.1 million of derivatives losses in connection with the GMDB hedging program and $11.4 million of brokerage and investment management variable expenses. Of the remaining $143.5 million of other operating expenses, we estimate that approximately 35% vary directly with policy count and we expect to manage these expenses down over time as the policy count decreases. The balance of these expenses are relatively fixed and primarily associated with technology, finance, human resources and legal activities that do not decline proportionally with policy count. These expenses also include allocations of corporate overhead.

2003 Compared to 2002

Other operating expenses decreased $36.2 million, to $353.6 million in 2003. The decrease was primarily due to a $29.8 million impairment expense in 2002 related to technology used in our proprietary variable annuity and variable universal life business. In 2003, we recognized the aforementioned $11.5 million charge related to asset impairments resulting from the discontinuing of retail operations of VeraVest. Excluding the asset impairments in 2003 and 2002, other operating expenses would have decreased $17.9 million. This decrease reflected lower distribution and insurance operation expenses, partially offset by acquisition costs that we had been allowed to defer in 2002, as they related to proprietary annuity and insurance sales. We no longer offer these products, so we are no longer deferring these types of costs.

GIC Derivative Instruments

2004 Compared to 2003

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments on page 44 of this Form 10-K). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap, futures and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. These hedges resulted in a $21.3 million reduction in net investment income during 2004, as compared to a $5.9 million reduction in net investment income during 2003. These reductions were offset by similar reductions in GIC interest credited during these periods.

The increased effect of derivative instruments in 2004 was primarily due to new swap contracts entered into to replace futures contracts. The futures contracts did not qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (“Statement No. 133”), and were therefore deemed “ineffective” for accounting purposes. The new foreign currency swaps are “effective” hedges for accounting purposes; thus, they had no impact on other income during 2004. The “ineffective” futures contracts resulted in a $9.0 million decrease in other income during 2003. While we do not currently expect fluctuations to other income to recur, there can be no assurances that we will not experience losses from ineffective hedges in the future.

2003 Compared to 2002

Derivative instruments utilized to hedge our GIC portfolio reduced net investment income during 2003 by $5.9 million, as compared to $37.7 million reduction in 2002. These reductions were offset by similar reductions in GIC interest credited during these periods. The decreased effect of derivative instruments in 2003 was due to a decrease in average outstanding GIC deposits and the associated hedges. In addition, these hedges resulted in the aforementioned $9.0 million decrease in other income during 2003 resulting from the futures contracts discussed above, which were deemed “ineffective” hedges for accounting purposes.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	38

Guaranteed Minimum Death Benefits

The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate (most commonly 5% annually), the highest historical account value on a contract anniversary, or more typically, the greatest of these values. If the GMDB is higher than the current account value at the time of death, we incur a cost equal to the difference. As of December 31, 2004, the difference between the GMDB and the current account value (the “net amount at risk”) for all existing contracts was approximately $1.9 billion, compared to approximately $2.6 billion at December 31, 2003 and $4.6 billion at December 31, 2002. The decreases were the result of an increase in equity market values during these years, as well as surrenders, which result in forfeitures of the GMDB benefit. For each one percent increase or decrease in the S&P 500 Index from December 31, 2004 levels, the net amount at risk is estimated to increase or decrease by approximately $50 million to $70 million. Other factors, such as interest rates and the relative performance of our funds, may also affect the net amount at risk.

On January 1, 2004, we adopted SOP 03-1, which provides guidance for, among other items, determining liabilities for GMDB costs. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions including, among other items, mortality, estimates of future market returns and expected contract persistency. On January 1, 2004, we recorded an $88.0 million pre-tax charge to earnings, reflected in the cumulative effect of a change in accounting principle in the Consolidated Statements of Income. This reflects adjustments to both our GMDB reserve and our DAC asset, as well as additional reserves required for our product features. The reserve calculation required under SOP 03-1 resulted in a reduction of GMDB expense of $12.9 million for the year ended December 31, 2004, subsequent to the adoption of SOP 03-1. Subsequent changes in the reserve will continue to be included in segment income. Future changes in market levels, persistency of existing accounts, including the effect on the age distribution, specific fund performance, interest rates, mortality and other factors, may result in material changes to GMDB costs and related expenses.

On December 3, 2003, we implemented a hedging program for our in-force variable annuity policies with GMDB features. The program’s primary purpose is to provide us with an economic hedge against increased GMDB claims which could arise from declines in the equity market below levels at December 3, 2003. Also, the program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. The hedge program does not provide protection from the GMDB cost associated with the net amount at risk of $2.7 billion in existence on December 3, 2003. Over time, the actual amount of the unhedged economic cost will vary depending on equity market levels, redemption rates, and certain GMDB product features, such as roll-up (net deposits accumulated at a specified rate) or ratchet (highest historical account value on a contract anniversary). (See also, Note 3, Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts on pages 78 to 80 of this Form 10-K for further information).

As the block of annuity contractholders ages, or if the average age of annuitants increases as a result of antiselection, our mortality costs, as a percentage of the net amount at risk, will increase due to premium increases related to the GMDB mortality reinsurance program. The mortality reinsurance program, which extends until 2012, provides protection against adverse mortality experience but not against the increasing age of annuitants. The hedge program also does not protect against the reduction in proprietary product fees and cash flow, which would result from the reduction in net account balances following a decline in the equity market.

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

39	ALLMERICA FINANCIAL ANNUAL REPORT 2004

The program utilizes a dynamic hedging approach involving exchange traded futures contracts. Under the program, hedge contracts are expected to generate cash to fund increases in the GMDB claims resulting from declines in the equity market. As part of the program, investment returns of a majority of the funds underlying our variable annuity products were correlated with widely followed indices which have exchange traded futures contracts. There can be no assurance that the returns of the underlying funds will be perfectly correlated to the returns of the indices. Also, certain market risks such as those relating to interest rates have not been hedged; such interest rate risk is predominantly in separate accounts that have underlying bond funds, which represent approximately 14% of separate account assets as of December 31, 2004. As interest rates rise, account values decrease, and the net amount at risk and associated reinsurance premium increase. Consequently, the program is expected to generate increased expenses in a rising interest rate environment.

In connection with the GMDB hedging program, we incurred $25.1 million in pre-tax losses on the derivatives contracts for the year ended December 31, 2004. The pre-tax loss in 2004 was partially offset by a reduction in GMDB expense of $12.9 million and reduced DAC amortization of $3.7 million. In 2003, losses of $8.4 million related to the GMDB hedging program were included in losses on derivative instruments in the Consolidated Statements of Income and were not included in segment income, while in 2004, the results of the GMDB hedge contracts were included in segment income.

The following table provides a reconciliation of our beginning and ending reserve for GMDB utilizing generally accepted accounting principles. These reserves differ from the statutory GMDB reserves disclosed in the section “Statutory Capital of Insurance Subsidiaries”, which are calculated using prescribed statutory accounting principles.

DECEMBER 31	2004	2003(1)	2002(1)
(In millions)
Reserve for GMDB, beginning of year	$26.2	$81.2	$—
Adoption of SOP 03-1	80.6	—	—
Provision for GMDB:
GMDB expense incurred	48.6	46.0	183.8
Volatility (2)	(12.9)	—	—

	35.7	46.0	183.8
Claims, net of reinsurance (3):
Claims from policyholders	(71.2)	(92.8)	(95.2)
Claims ceded to reinsurers (4)	67.3	74.7	0.9
GMDB reinsurance premiums paid (3)	(64.0)	(82.9)	(8.3)

Reserve for GMDB, end of year	$74.6	$26.2	$81.2

(1)	Does not reflect adoption of SOP 03-1, which was implemented effective January 1, 2004.

(2)	Volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality and other factors that are assumptions within the GMDB reserving model.

(3)	We maintain a GMDB mortality reinsurance program covering the incidence of mortality on variable annuity policies. We pay the reinsurers monthly premiums based on variable annuity net amount at risk in exchange for reimbursement of the net amount at risk portion of qualified cash claims. These premiums are significantly lower on products sold through our former agency channel due to the lower average age of the business. We retain the market risk associated with the net amount at risk on the variable annuity business.

(4)	Claims ceded to reinsurers exclude those contracts with a date of death prior to December 1, 2002 and certain other claims.

Annuity Account Values and Redemptions

Prior to discontinuing sales of our proprietary products in the fourth quarter of 2002, we distributed our annuity products primarily through three distribution channels: (1) “Agency”, which consisted of our former career agency force; (2) “Select”, which consisted of a network of third party broker/dealers; and (3) “Partners”, which included distributors of the mutual funds advised by Scudder Investments, Pioneer Investment Management, Inc. and Delaware Management Company.

The following table summarizes annuity account values and redemption activity for the Life Companies segment according to these three distribution channels. Redemptions include both full policy and partial policy surrenders, withdrawals and death benefits (to the extent equal to account value).

FOR THE YEARS ENDED DECEMBER 31,	2004			2003			2002
(In millions)		Redemptions (2)			Redemptions (2)			Redemptions (2)
	Account Values (1)	Amount	Rates	Account Values (1)	Amount	Rates	Account Values (1)	Amount	Rates
Agency	$4,364.3	$1,102.5	28%	$4,623.6	$1,142.0	25%	$5,993.8	$847.1	16%
Select	2,852.3	410.3	15%	2,995.3	624.7	21%	3,406.0	879.0	27%
Partners	4,526.0	647.2	15%	4,507.2	775.7	17%	5,123.3	1,050.7	22%

Total	$11,742.6	$2,160.0	20%	$12,126.1	$2,542.4	21%	$14,523.1	$2,776.8	21%

(1)	Account values reflect market values as of January 1 of the year indicated.

(2)	Redemptions reflect activity for the period indicated.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	40

The following table reflects the average age of our in force business as of the periods indicated:

DECEMBER 31	2004	2003	2002	2001
Average Age
Agency	62	61	61	61
Select	71	70	69	69
Partners	74	73	72	72

Total	69	68	67	67

Redemption levels for the year ended December 31, 2004 were lower than those for the years ended December 31, 2003 and 2002. The higher levels of redemptions in 2003 and 2002 are attributable to the lower financial strength ratings of our Life Companies at those times and the effects of the cessation of sales of proprietary products in the fourth quarter of 2002. However, our mix of product surrenders was unfavorable in 2004 because a higher proportion of the total surrenders came from our former agency distribution channel. This channel has a lower average age of annuitant than the other channels. Therefore, should the higher relative surrender rates in this channel continue, our mortality costs, as a percentage of overall net amount at risk, will increase. Notwithstanding the recent redemption patterns, we believe that our current overall DAC assumptions include reasonable redemption levels. However, we cannot provide assurance that ultimately redemptions will not differ from our assumptions. Such differences could materially, adversely affect DAC amortization in future periods, as well as GMDB costs and reserves, and segment income excluding certain non-cash items.

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

We adjust segment income for DAC because the cash payments related to the acquisition of the remaining business were made in prior years. Since we are no longer selling the products that generated these deferred costs, we do not expect significant future cash payments associated with DAC. Additionally, we adjust segment income for the change in our GMDB reserve because this change represents the difference between the cash GMDB payments and the related expense reflected in segment income. The items excluded from segment income, including DAC amortization, the change in our GMDB reserve, depreciation and amortization of certain assets, and asset impairments may be significant in understanding and assessing our financial performance. Segment income excluding certain non-cash items should not be construed as a substitute for segment income or net income determined in accordance with GAAP.

Although this measure excludes DAC amortization and changes in our guaranteed minimum benefit reserves, it is sensitive to movements in the equity market. The primary drivers of this sensitivity are gains or losses on the GMDB hedging program derivatives, changes in the net amount at risk and the associated reinsurance premiums, and the fee income generated by separate account balances. This measure is also sensitive to surrender and withdrawal rates (which increase fees at the time of surrender if policies are within the surrender charge period, but result in lower ongoing proprietary product fees) and changes in surrender patterns, which may impact fees and GMDB costs. A sustained declining or flat equity market would result in declining fees as a result of the equity market and surrenders, while the aging annuitant base would result in higher GMDB costs. In certain equity market scenarios, such results could cause this measure to become negative and cause statutory losses, which would reduce statutory capital.

The following tables provide a reconciliation of segment income before taxes to segment income excluding certain non-cash items.

FOR THE YEARS ENDED DECEMBER 31	2004	2003
(In millions)
Segment income	$11.3	$8.7
Deferred acquisition cost operating amortization and amortization of sales inducements, net	130.8	131.1
Property, plant and equipment, net	3.2	3.7
VeraVest asset impairment	—	11.5
Statement of Position 98-1 amortization, net	4.1	4.1
Goodwill impairment	—	2.1
Change in guaranteed minimum death and income benefit reserves	(30.7)	(55.0)

Total segment income excluding certain non-cash items	$118.7	$106.2

41	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Segment income excluding certain non-cash items increased $12.5 million, to $118.7 in 2004, compared to $106.2 million in 2003. The increase is primarily due to lower expenses as a result of the cessation of the retail sales operations of VeraVest, ongoing expense management efforts and lower GMDB costs, partially offset by lower fees, including surrender fees. Segment income excluding certain non-cash items also includes $25.1 million of pre-tax losses from the GMDB hedging program derivatives for the year ended December 31, 2004. Pre-tax derivatives losses of $8.4 million incurred in 2003 were not included in segment income.

INVESTMENT PORTFOLIO

We held general account investment assets diversified across several asset classes, as follows:

DECEMBER 31	2004		2003
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$7,822.2	89.4%	$7,646.5	85.3%
Equity securities (1)	17.0	0.2%	15.3	0.2%
Mortgages	114.8	1.3%	175.1	1.9%
Policy loans (1)	256.4	2.9%	268.0	3.0%
Cash and cash equivalents (1)	486.5	5.6%	778.1	8.7%
Other long-term investments	55.3	0.6%	80.7	0.9%

Total	$8,752.2	100.0%	$8,963.7	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $211.5 million, or 2.4%, to $8.8 billion during 2004, primarily as a result of decreases in cash and cash equivalents of $291.6 million, mortgages of $60.3 million and other long-term investments of $25.4 million, partially offset by an increase in fixed maturities of $175.7 million. Cash and cash equivalents decreased primarily as a result of a decrease in collateral held related to our securities lending program, group annuity contract redemptions, as well as the retirement of certain long-term funding agreements in our Life Companies segment. Fixed maturities increased primarily due to improved underwriting results in the Property and Casualty group. This increase was partially offset by the maturity of certain long-term funding agreements in the Life Companies segment and unfavorable market value depreciation. Mortgage loans decreased principally due to loan payoffs, while other long-term investments decreased primarily due to capital distributions from limited partnerships and the sale of real estate, all occurring in the Life Companies segment.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 94.2% at December 31, 2004 and 94.0% at December 31, 2003 of our total fixed maturity portfolio.

The following table provides information about the credit quality of our fixed maturities at December 31, 2004 and December 31, 2003.

DECEMBER 31		2004		2003
(In millions)
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
1	Aaa/Aa/A	$4,976.3	$5,113.8	$4,702.6	$4,859.9
2	Baa	2,167.5	2,257.6	2,221.7	2,329.8
3	Ba	220.1	233.7	225.4	235.8
4	B	132.8	142.6	140.4	149.8
5	Caa and lower	44.8	56.3	40.2	54.0
6	In or near default	11.9	18.2	16.0	17.2

Total fixed maturities		$7,553.4	$7,822.2	$7,346.3	$7,646.5

ALLMERICA FINANCIAL ANNUAL REPORT 2004	42

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.8% for the year ended December 31, 2004 and 6.0% for the year ended December 31, 2003. This decline reflects lower prevailing fixed maturity investment rates and an increased emphasis on higher credit quality fixed maturities. We expect that the lower prevailing fixed maturity investment rates reflected in the current interest rate environment will continue to negatively affect our investment yield.

At December 31, 2004, $157.7 million of our fixed maturities were invested in traditional private placement securities, as compared to $247.5 million at December 31, 2003. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $6.9 million of realized losses on other-than-temporary impairments of fixed maturities for the year ended December 31, 2004, as compared to $55.6 million for the year ended December 31, 2003, principally resulting from our exposure to below investment grade securities. Other-than-temporary impairments of fixed maturities in 2004 included $6.3 million related to the airline/transportation sector; $0.4 million related to securitized investments; and $0.2 million related to the communication sector. Other-than-temporary impairments of fixed maturities in 2003 included $18.8 million related to the airline/transportation sector; $11.6 million related to the industrial sector; $10.4 million related to securitized investments; and $7.1 million related to the finance sector. In addition, we recognized $0.1 million of realized losses on other-than-temporary impairments of equity securities in 2004, as compared to $6.0 million on other-than-temporary impairments of equity securities and other long-term investments in 2003.

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

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

DECEMBER 31	2004		2003
(In millions)
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
0-6 months	$4.2	$652.7	$17.8	$1,023.5
7-12 months	6.1	332.0	15.7	331.7
Greater than 12 months	15.5	425.4	4.9	96.3

Total investment grade fixed maturities	25.8	1,410.1	38.4	1,451.5
Below investment grade fixed maturities:
0-6 months	0.4	36.9	1.2	38.5
7-12 months	1.9	20.3	2.5	8.2
Greater than 12 months	—	1.0	5.7	37.1

Total below investment grade fixed maturities	2.3	58.2	9.4	83.8
Equity securities	0.1	0.7	0.1	1.8

Total fixed maturities and equity securities	$28.2	$1,469.0	$47.9	$1,537.1

We had $28.2 million of gross unrealized losses on fixed maturities and equity securities at December 31, 2004, as compared to $47.9 million at December 31, 2003. Approximately $5.5 million of the gross unrealized losses at December 31, 2004 relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, compared to $9.9 million at December 31, 2003. At both December 31, 2004 and 2003, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary as it is our assessment that these securities will recover in the near-term. Furthermore, as of December 31, 2004, we had the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other than temporary,” the

43	ALLMERICA FINANCIAL ANNUAL REPORT 2004

fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at December 31, 2004 and 2003. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

DECEMBER 31	2004	2003
(In millions)
Due in one year or less	$1.0	$2.0
Due after one year through five years	3.4	4.6
Due after five years through ten years	10.9	22.0
Due after ten years	12.8	19.2

Total fixed maturities	28.1	47.8
Equity securities	0.1	0.1

Total fixed maturities and equity securities	$28.2	$47.9

We had fixed maturity securities with a carrying value of $29.8 million on non-accrual status at December 31, 2004, as compared to $28.6 million at December 31, 2003. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $6.0 million for the year ended December 31, 2004, as compared to a reduction of $7.6 million for the year ended December 31, 2003. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

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

On December 3, 2003, we implemented an economic hedging program involving exchange traded futures contracts to hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003 (See Life Companies–Guaranteed Minimum Death Benefits). The program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. During the year ended December 31, 2004, we recognized $25.1 million in losses, reflected in Life Companies segment income, as a result of this program. During the year ended December 31, 2003, we recognized $8.4 million in losses as losses (gains) on derivative instruments in the Consolidated Statements of Income, as a result of this program. The GMDB hedges do not qualify for hedge accounting under Statement No. 133.

We recognized $8.7 million of net realized losses on derivatives for the year ended December 31, 2004, $4.3 million of losses for the year ended December 31, 2003 and $53.1 million of losses for the year ended December 31, 2002. The realized losses during both 2004 and 2003 were primarily due to the termination of derivative instruments used to hedge funding agreements in response to the retirement of long-term funding agreements at discounts. The realized losses during 2002 were primarily due to the termination of derivative instruments used to hedge funding agreements, during a declining interest rate environment, in response to short-term funding agreement withdrawals and the retirement of certain long-term funding agreements at discounts.

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

We use derivative financial instruments, primarily interest rate swaps, with indices that correlate to balance sheet instruments to modify our indicated net interest sensitivity to levels that we deem appropriate. Specifically, for floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	44

The following tables for the years ended December 31, 2004 and 2003 provide information about our financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturities, unless otherwise noted below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities, but exclude interest rate swap contracts and foreign currency swap contracts, which are disclosed in separate tables. Foreign-denominated fixed maturities are also shown separately in the table of financial instruments subject to foreign currency risk. For liabilities that have no contractual maturity, the tables present principal cash flows and related weighted-average interest rates based on our historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities and mortgage loans comprise an immaterial portion of the portfolio and do not have a significant impact on weighted-average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate.

FOR THE YEARS ENDED DECEMBER 31, 2004	2005	2006	2007	2008	2009	THEREAFTER	TOTAL	FAIR VALUE 12/31/04
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$853.5	$634.8	$544.7	$432.7	$503.3	$4,597.6	$7,566.6	$7,868.4
Average interest rate	6.15%	6.03%	5.71%	5.68%	6.15%	5.84%	5.90%
Mortgage loans	$9.0	$15.2	$3.6	$7.2	$10.8	$70.5	$116.5	$133.9
Average interest rate	9.05%	8.33%	8.29%	7.14%	7.71%	7.85%	7.97%
Policy loans	$—	$—	$—	$—	$—	$256.4	$256.4	$256.4
Average interest rate	—	—	—	—	—	7.21%	7.21%
Rate Sensitive Liabilities:
Fixed interest rate GICs	$—	$30.0	$—	$—	$—	$—	$30.0	$31.2
Average interest rate	—	7.00%	—	—	—	—	7.00%
Supplemental contracts without life contingencies	$36.1	$18.2	$11.1	$7.5	$0.4	$5.4	$78.7	$75.4
Average interest rate	2.12%	2.29%	2.54%	2.98%	4.17%	4.10%	2.42%
Other individual contract deposit funds	$10.2	$8.9	$7.9	$7.1	$6.3	$90.6	$131.0	$130.2
Average interest rate	4.35%	4.29%	4.24%	4.19%	4.15%	4.10%	4.23%
Other group contract deposit funds	$5.2	$3.7	$3.3	$2.9	$2.6	$20.9	$38.6	$38.3
Average interest rate	3.29%	3.61%	3.61%	3.61%	3.61%	3.61%	3.57%
Individual annuity contracts – general account	$149.8	$126.5	$114.0	$105.9	$108.9	$551.0	$1,156.1	$1,121.3
Average interest rate	3.18%	3.16%	3.16%	3.17%	3.17%	3.18%	3.17%
Trust instruments supported by funding obligations	$779.3	$293.2	$—	$19.0	$—	$19.7	$1,111.2	$1,128.2
Average interest rate	4.85%	3.50%	—	8.20%	—	6.00%	4.57%
Long-term debt	$—	$—	$—	$—	$—	$508.8	$508.8	$552.3
Average interest rate	—	—	—	—	—	7.98%	7.98%

45	ALLMERICA FINANCIAL ANNUAL REPORT 2004

FOR THE YEARS ENDED DECEMBER 31, 2003	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	FAIR VALUE 12/31/03
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$407.3	$870.9	$581.8	$415.0	$391.5	$4,590.1	$7,256.6	$7,678.8
Average interest rate	6.61%	6.97%	6.80%	6.40%	5.98%	5.88%	6.16%
Mortgage loans	$42.8	$13.6	$16.2	$10.1	$7.7	$86.7	$177.1	$183.6
Average interest rate	7.07%	7.35%	8.33%	7.81%	7.09%	7.82%	7.50%
Policy loans	$—	$—	$—	$—	$—	$268.0	$268.0	$268.0
Average interest rate	—	—	—	—	—	7.33%	7.33%
Rate Sensitive Liabilities:
Fixed interest rate GICs	$203.4	$—	$4.1	$—	$—	$—	$207.5	$217.0
Average interest rate	5.31%	—	7.99%	—	—	—	5.36%
Supplemental contracts without life contingencies	$35.1	$17.8	$10.9	$7.3	$0.4	$5.4	$76.9	$73.7
Average interest rate	2.06%	2.25%	2.53%	3.01%	4.32%	4.24%	2.40%
Other individual contract deposit funds	$11.5	$10.4	$9.4	$8.2	$7.4	$83.8	$130.7	$138.2
Average interest rate	3.96%	3.90%	3.85%	3.79%	3.75%	3.71%	3.84%
Other group contract deposit funds	$36.8	$29.5	$20.4	$15.3	$11.8	$48.4	$162.2	$165.3
Average interest rate	5.53%	5.36%	5.55%	5.59%	5.59%	5.58%	5.53%
Individual annuity contracts – general account	$102.5	$115.6	$111.3	$110.7	$103.9	$649.8	$1,193.8	$1,150.3
Average interest rate	3.35%	3.32%	3.32%	3.32%	3.33%	3.35%	3.33%
Trust instruments supported by funding obligations	$—	$735.5	$280.6	$—	$20.6	$124.8	$1,161.5	$1,210.8
Average interest rate	—	4.84%	3.50%	—	8.20%	6.00%	4.70%
Long-term debt	$—	$—	$—	$—	$—	$499.5	$499.5	$497.0
Average interest rate	—	—	—	—	—	7.97%	7.97%

Foreign Currency Sensitivity

A portion of our investment securities and trust instruments supported by funding obligations are denominated in foreign currencies. Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, primarily the Japanese Yen, British Pound and Euro. To mitigate the short-term effect of changes in currency exchange rates, we regularly hedge by entering into foreign exchange swaps, futures, and options contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. The following tables for the years ended December 31, 2004 and 2003 provide information about our derivative financial instruments and other financial instruments, used for purposes other than trading, by functional currency and presents fair value information in U.S. dollar equivalents. The tables summarize information on instruments that are sensitive to foreign currency exchange rates, including securities denominated in foreign currencies, compound foreign currency/interest rate swap contracts, foreign currency forward exchange agreements, foreign currency futures contracts, and foreign currency options contracts. For foreign currency denominated securities and liabilities, the tables present principal cash flows and applicable current foreign currency exchange rates by contractual maturity. For foreign currency derivative instruments, the tables present the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. The notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	46

FOR THE YEARS ENDED DECEMBER 31, 2004	2005	2006	2007	2008	2009	THEREAFTER	TOTAL	FAIR VALUE 12/31/04
(Currencies in millions)
Fixed Interest Securities Denominated in Foreign Currencies:
Fixed interest rate securities denominated in British Pounds	—	9.5	—	—	—	—	9.5	$24.3
Current foreign exchange rate	—	1.9181	—	—	—	—	1.9181
Currency Swap Agreements Related to Fixed Interest Securities:
Receive British Pounds
Notional amount in foreign currency	—	9.5	—	—	—	—	9.5	$(0.9)
Average contract rate	—	1.9800	—	—	—	—	1.9800
Current foreign exchange rate	—	1.9181	—	—	—	—	1.9181
Liabilities Denominated in Foreign Currencies:
Trust instruments supported by funding obligations denominated in Euros	196.7	—	—	—	—	—	196.7	$288.5
Current foreign exchange rate	1.3554	—	—	—	—	—	1.3554
Trust instruments supported by funding obligations denominated in Japanese Yen	50,000.0	30,000.0	—	—	—	—	80,000.0	$803.0
Current foreign exchange rate	0.0097	0.0097	—	—	—	—	0.0097
Trust instruments supported by funding obligations denominated in British Pounds	—	—	—	—	—	9.8	9.8	$20.3
Current foreign exchange rate	—	—	—	—	—	1.9181	1.9181
Currency Swap Agreements Related to Trust Obligations:
Receive Euros
Notional amount in foreign currency	196.7	—	—	—	—	—	196.7	$18.4
Average contract rate	0.9514	—	—	—	—	—	0.9514
Current foreign exchange rate	1.3554	—	—	—	—	—	1.3554
Receive Japanese Yen
Notional amount in foreign currency	50,000.0	30,000.0	—	—	—	—	80,000.0	$43.6
Average contract rate	0.0093	0.0093	—	—	—	—	0.0093
Current foreign exchange rate	0.0097	0.0097	—	—	—	—	0.0097
Receive British Pounds
Notional amount in foreign currency	—	—	—	—	—	9.8	9.8	$4.0
Average contract rate	—	—	—	—	—	1.4415	1.4415
Current foreign exchange rate	—	—	—	—	—	1.9181	1.9181

47	ALLMERICA FINANCIAL ANNUAL REPORT 2004

FOR THE YEARS ENDED DECEMBER 31, 2003	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	FAIR VALUE 12/31/03
(Currencies in millions)
Fixed Interest Securities Denominated in Foreign Currencies:
Fixed interest rate securities denominated in British Pounds	—	—	9.5	—	—	—	9.5	$22.6
Current foreign exchange rate	—	—	1.7858	—	—	—	1.7858
Currency Swap Agreements Related to Fixed Interest Securities:
Receive British Pounds
Notional amount in foreign currency	—	—	9.5	—	—	—	9.5	$(1.1)
Average contract rate	—	—	1.9800	—	—	—	1.9800
Current foreign exchange rate	—	—	1.7858	—	—	—	1.7858
Liabilities Denominated in Foreign Currencies:
Trust instruments supported by funding obligations denominated in Euros	—	196.7	—	—	—	—	196.7	$270.9
Current foreign exchange rate	—	1.2595	—	—	—	—	1.2595
Trust instruments supported by funding obligations denominated in Japanese Yen	—	50,000.0	30,000.0	—	—	—	80,000.00	$795.0
Current foreign exchange rate	—	0.0093	0.0093	—	—	—	0.0093
Trust instruments supported by funding obligations denominated in British Pounds	—	—	—	—	—	67.0	67.0	$128.2
Current foreign exchange rate	—	—	—	—	—	1.7858	1.7858
Currency Swap Agreements Related to Trust Obligations:
Receive Euros
Notional amount in foreign currency	—	196.7	—	—	—	—	196.7	$7.1
Average contract rate	—	0.9514	—	—	—	—	0.9514
Current foreign exchange rate	—	1.2595	—	—	—	—	1.2595
Receive Japanese Yen
Notional amount in foreign currency	—	50,000.0	30,000.0	—	—	—	80,000.0	$(0.9)
Average contract rate	—	0.0093	0.0093	—	—	—	0.0093
Current foreign exchange rate	—	0.0093	0.0093	—	—	—	0.0093
Receive British Pounds
Notional amount in foreign currency	—	—	—	—	—	67.0	67.0	$15.2
Average contract rate	—	—	—	—	—	1.4415	1.4415
Current foreign exchange rate	—	—	—	—	—	1.7858	1.7858

Commodity Price Risk Sensitivity

A portion of our liabilities include a GMDB feature that provides annuity contract holders with a guaranteed minimum death benefit. This minimum death benefit is subject to equity market risk. On December 3, 2003, we implemented a hedging program to economically hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003. The program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. (See Life Companies – Guaranteed Minimum Death Benefits on pages 39 and 40 of this Annual Report on Form 10-K).

ALLMERICA FINANCIAL ANNUAL REPORT 2004	48

The following tables for the years ended December 31, 2004 and 2003 provide information about our derivative financial instruments used for purposes other than trading that are sensitive to changes in the equity market. The tables present notional amounts, number of contracts, and weighted-average contract price by index and expected maturity.

FOR THE YEARS ENDED DECEMBER 31, 2004	2005	2006	2007	2008	2009	THEREAFTER	TOTAL	FAIR VALUE 12/31/04
(Dollars in millions)
S&P Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$121.7	$—	$—	$—	$—	$—	$121.7	$(2.4)
Number of Contracts	409.0	—	—	—	—	—	409.0
Average opening price	$1,190.60	$—	$—	$—	$—	$—	$1,190.60
Russell Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$25.5	$—	$—	$—	$—	$—	$25.5	$(1.0)
Number of Contracts	81.0	—	—	—	—	—	81.0
Average opening price	$629.30	$—	$—	$—	$—	$—	$629.30
NASDAQ Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$20.1	$—	$—	$—	$—	$—	$20.1	$(0.4)
Number of Contracts	126.0	—	—	—	—	—	126.0
Average opening price	$1,593.40	$—	$—	$—	$—	$—	$1,593.40

FOR THE YEAR ENDED DECEMBER 31, 2004	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	FAIR VALUE 12/31/03
(Dollars in millions)
S&P Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$170.3	$—	$—	$—	$—	$—	$170.3	$(8.2)
Number of Contracts	643.0	—	—	—	—	—	643.0
Average opening price	$1,059.65	$—	$—	$—	$—	$—	$1,059.65
Russell Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$39.0	$—	$—	$—	$—	$—	$39.0	$(1.9)
Number of Contracts	147.0	—	—	—	—	—	147.0
Average opening price	$530.95	$—	$—	$—	$—	$—	$530.95
NASDAQ Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$33.6	$—	$—	$—	$—	$—	$33.6	$(1.4)
Number of Contracts	238.0	—	—	—	—	—	238.0
Average opening price	$1,412.77	$—	$—	$—	$—	$—	$1,412.77

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

The provision for federal income taxes before the effect of a change in accounting principle was an expense of $4.2 million during 2004, compared to benefits of $7.4 million during 2003 and $234.8 million during 2002. These provisions resulted in consolidated effective federal tax rates of 2.2% of pre-tax income for 2004, 9.3% of pre-tax income for 2003 and 45.0% of pre-tax loss for 2002. The current year effective tax rate reflects a $30.4 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1979 to 1991. The largest of the disputed items relates to deductions taken for increased death benefits pertaining to certain life insurance contracts existing in 1982 and 1983. The settlement entitled us to receive a refund of taxes paid for these years, as well as various tax credits that can be applied to offset federal tax liabilities in other years.

49	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Absent the aforementioned $30.4 million benefit, the effective tax rate in 2004 was 18.5%. The increase from the prior year is primarily due to higher underwriting income and a reduced level of tax-exempt interest in the current year. The benefit in 2003 is due to the high proportion of tax-exempt investment income, the dividends received deduction associated with our variable products and low-income housing credits, relative to pre-tax income. The large benefit in 2002 is primarily due to the significant loss recognized by the Life Companies segment as well as an $11.6 million favorable settlement of federal income tax returns related to 1977 through 1981.

Included in our deferred tax net asset as of December 31, 2004 is an asset of approximately $35 million related to federal income tax net operating loss carryforwards (“NOL”) and an asset of approximately $5 million related to capital loss carryforwards. The NOL may be utilized in future years to offset taxable income of approximately $99 million and will begin expiring in 2016. The capital loss carryforwards may be utilized to offset future capital gains of approximately $14 million and will begin expiring in 2008. In addition, at December 31, 2004, there is an asset of approximately $185 million, of which approximately $125 million relates to alternative minimum tax credit carryforwards, approximately $56 million relates to low income housing tax credit carryforwards and other general business credits and approximately $4 million relates to foreign tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date, the low income housing credit carryforwards will expire beginning in 2018 and the foreign tax credit will expire beginning in 2013. We may utilize the credits to offset regular federal income taxes due from future income, and although we believe that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability.

SIGNIFICANT TRANSACTIONS

Gain on Retirement of Funding Obligations

In 2004, 2003 and 2002, we retired $185.2 million, $78.8 million and $548.9 million, respectively, of long-term funding agreement obligations at discounts. This resulted in a loss of $0.2 million in 2004 and gains of $5.7 million and $102.6 million in 2003, and 2002, respectively. These losses and gains are reported as losses (gains) from retirement of trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. There were no foreign currency transaction gains on the retired foreign denominated funding agreements in 2004. In 2003, the net foreign currency transaction gain on the retired foreign-denominated funding agreements of $3.6 million was recorded as other income in the Consolidated Statements of Income. In 2002, the net foreign currency transaction loss on the retired foreign-denominated funding agreements, which was partially offset by foreign exchange gains on derivative instruments used to hedge the retired funding agreements, of $12.2 million was included in other income in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $7.9 million $6.4 million and $14.1 million in 2004, 2003 and 2002, respectively, was included in net realized investment gains (losses) in the Consolidated Statements of Income.

Sale of Universal Life Insurance Business

Historically, our Life Companies segment offered fixed universal life insurance products through our former Agency distribution channel (see Life Companies for a description of our former distribution channels). We sold substantially all of this business through a 100% coinsurance agreement which was effective December 31, 2002. Under the agreement, we ceded approximately $660 million of universal life insurance reserves in exchange for the transfer of approximately $550 million of investment assets with an amortized cost of approximately $525 million. At December 31, 2002, we recorded a loss from this transaction of $20.3 million, net of taxes. This loss consisted primarily of the aforementioned ceded reserves, asset transfers, a permanent impairment of the universal life deferred acquisition cost asset of $155.9 million and administrative expenses of approximately $10 million. On a statutory accounting basis, this transaction produced an increase in statutory surplus of approximately $109 million. In 2003, we recorded income of $3.6 million, net of taxes, related to settlement of post-closing items on the transaction and we transferred cash and other investment assets to settle our net payable associated with the transaction.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies, among others, are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our significant accounting policies may be found in Note 1, “Summary of Significant Accounting Policies” on pages 70 to 77 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	50

Property and Casualty Insurance Loss Reserves

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”), as discussed in “Segment Results – Property and Casualty, Overview of Loss Reserve Estimation Process” based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, we develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the estimation process, which vary by line of business, include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There are no precise methods, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors, as noted above. Because the amounts of the loss reserves are sensitive to our assumptions, we do not completely rely on only one estimate to determine our loss reserves. We develop several estimates using generally accepted actuarial projection methodologies that result in various reasonably possible loss reserve outcomes and we adopt an estimate that considers all of the actuarial projection methodologies plus other factors not captured by these methodologies. We exercise judgment based upon our knowledge of the business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results.

Property and Casualty Reinsurance Recoverables

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

Variable Products’ Deferred Policy Acquisition Costs and Deferred Sales Inducements

DAC consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of insurance deposits. Our variable annuity product offerings included contracts that offered enhanced crediting rates or bonus payments, also referred to as sales inducements. Prior to the adoption of SOP 03-1, sales inducements were included with our deferred policy acquisition costs. Acquisition costs and sales inducements related to our variable products (variable universal life and variable annuities) are recorded on the balance sheet and amortized through the income statement in proportion to total estimated gross profits over the expected life of the contracts. Our estimated gross profits are based on assumptions including mortality, contract persistency, asset growth rates, expenses associated with policy maintenance and contract costs (such as those relating to any GMDB feature and fees payable to distributors). The principal source of earnings for these policies is from asset-based fees, which can vary in relation to changes in the equity market.

At each balance sheet date, we evaluate the historical and expected future gross profits. Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy/annuity issuance. The cumulative difference related to prior periods is recognized as a component of the current periods’ amortization, along with amortiza-

51	ALLMERICA FINANCIAL ANNUAL REPORT 2004

tion associated with the actual gross profits of the period. Lower actual gross profits would typically result in less amortization expense. The converse would also be true. However, if lower gross profits were to continue into the future, a partial permanent impairment of the existing DAC and sales inducement assets may occur.

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

We review the DAC asset quarterly to determine if it is recoverable from future income. If DAC is determined to be unrecoverable, such costs are expensed at the time of determination. The amount of DAC considered recoverable would be reduced in the near-term if the estimate of ultimate or future gross profits is reduced. We would revise the amount of DAC amortization if any of the estimates discussed above were revised. In addition, the disposition of a line of business can result in the permanent impairment of the related DAC asset.

Other-Than-Temporary Impairments

We employ a systematic methodology to evaluate declines in fair values below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, we evaluate the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer; general market conditions; the financial condition and prospects of the issuer’s market and industry; and, our ability and intent to hold the investment. We apply judgment in assessing whether the aforementioned factors have caused an other-than-temporary decline in value. When an other-than-temporary decline in value is deemed to have occurred, we reduce the cost basis of the investment to fair value. This reduction is permanent and is recognized as a realized investment loss (see Investment Portfolio for further discussion regarding other-than-temporary impairments and securities in an unrealized position).

STATUTORY CAPITAL OF INSURANCE SUBSIDIARIES

The NAIC prescribes an annual calculation regarding risk-based capital (“RBC”). RBC is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk-based capital. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment. Total adjusted capital for property and casualty companies is capital and surplus. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital. Regulators may take action for reasons other than triggering various RBC action levels. The various action levels are summarized as follows:

•	The Company Action Level, which equals 200% of the Authorized Control Level, requires a company to prepare and submit a RBC plan to the commissioner of the state of domicile. A RBC plan proposes actions which a company may take in order to bring statutory capital above the Company Action Level. After review, the commissioner will notify the company if the plan is satisfactory.

•	The Regulatory Action Level, which equals 150% of the Authorized Control Level, requires the insurer to submit to the commissioner of the state of domicile a RBC plan, or if applicable, a revised RBC plan. After examination or analysis, the commissioner will issue an order specifying corrective actions to be taken.

•	The Authorized Control Level authorizes the commissioner of the state of domicile to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the insurer.

•	The Mandatory Control Level, which equals 70% of the Authorized Control Level, authorizes the commissioner of the state of domicile to take actions necessary to place the company under regulatory control (i.e. rehabilitation or liquidation).

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

ALLMERICA FINANCIAL ANNUAL REPORT 2004	52

trend) would trigger the Company Action Level. As of December 31, 2004 and December 31, 2003, both AFLIAC and FAFLIC had adjusted capital levels well above 250% of the Authorized Control Level risk-based capital and, therefore, were not subject to the trend test.

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are statutory GMDB reserves, Total Adjusted Capital and RBC ratios for our life insurance subsidiaries and for Hanover, as applicable, as of December 31, 2004 and December 31, 2003, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

2004	Statutory GMDB Reserves(3)

(In millions, except ratios)	Gross of Reinsurance	Net of Reinsurance	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
AFLIAC (1)	$106.8	$79.6	$581.9	$123.2	$61.6	472%	945%
FAFLIC	2.6	2.1	207.7	61.3	30.6	339%	679%
Hanover (2)	—	—	1,098.8	434.7	217.4	253%	506%

(1)	AFLIAC’s Total Adjusted Capital includes $207.7 million related to its subsidiary, FAFLIC, and is reported net of the $75.0 million dividend declared to the holding company in December 2004.

(2)	Hanover’s Total Adjusted Capital includes $609.7 million related to its subsidiary, Citizens.

(3)	AFLIAC statutory GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.

2003	Statutory GMDB Reserves (3)

(In millions, except ratios)	Gross of Reinsurance	Net of Reinsurance	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
AFLIAC (1)	$157.8	$114.2	$553.4	$151.5	$75.8	365%	730%
FAFLIC	3.6	2.7	176.6	78.9	39.4	224%	448%
Hanover (2)	—	—	1,001.6	413.9	206.9	242%	484%

(1)	AFLIAC’s Total Adjusted Capital includes $176.6 million related to its subsidiary, FAFLIC, and is reported net of a $25.0 million dividend paid to the holding company in December 2003.

(2)	Hanover’s Total Adjusted Capital includes $526.5 million related to its subsidiary, Citizens.

(3)	AFLIAC statutory GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.

The total adjusted statutory capital position of our life companies continued to improve during 2004, increasing from $553.4 million at December 31, 2003 to $581.9 million at December 31, 2004. This increase is after the payment of a $75.0 million dividend to the holding company, which was approved by the Massachusetts Commissioner of Insurance, and effected in December 2004. The remaining increase in statutory surplus primarily resulted from the utilization of our net operating loss carryforwards and other tax attributes, as well as income from operations. The increase also includes a $30.4 million benefit related to the favorable settlement of prior years’ tax liabilities (see Income Taxes). Statutory GMDB reserves, and thus total adjusted capital and RBC ratios, are highly sensitive to equity market conditions. A sustained declining or flat equity market would result in declining fees as a result of the equity market and surrenders, while the aging annuitant base would result in higher GMDB costs. In certain equity market scenarios, such results could cause this measure to become negative and cause statutory losses which would reduce statutory capital.

53	ALLMERICA FINANCIAL ANNUAL REPORT 2004

The improvement of our life companies’ RBC ratios reflect lower required risk-based capital primarily as a result of lower deposit fund reserves and group annuity contracts. Additionally, lower required statutory GMDB reserves as a result of improvements in the equity market and surrender activity contributed to the improvement in our RBC ratios. The NAIC is contemplating changes to the RBC Formula for life companies. Among these changes are proposed revisions to capital standards for certain products with equity related risks. Although it is yet to be determined when and exactly how these changes will be implemented, they are expected to cause RBC levels to be lower for our company and others with products that have equity related risks.

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

AFLIAC declared a dividend of $75.0 million to the holding company in December 2004, which was paid in January 2005. In December 2003, AFLIAC declared and paid a $25.0 million dividend to the holding company. Both dividends were approved by the Massachusetts Commissioner of Insurance.

The statutory surplus of the life companies, particularly AFLIAC, which holds approximately 95% of the annuity deposits with the GMDB feature, was highly sensitive to movements in the equity market. This was due, in large part, to the required methodology for calculating GMDB (“Actuarial Guideline 34”) reserves for statutory accounting purposes. As of December 31, 2004, the level of net GMDB reserves in the life companies is approximately $82 million. An increase of these reserves would not result directly in cash losses to us, but it would result in a reduction in statutory surplus. In December 2003, we implemented the aforementioned GMDB hedging program which significantly reduces our sensitivity to movements in the equity market. The DAC amortization adjustments described earlier (see Life Companies on pages 35 to 42 of this Form 10-K) do not have an impact on statutory surplus, since DAC is not a concept recognized under statutory accounting principles.

Effective December 1, 2002, our life insurance companies entered into a ten year GMDB mortality reinsurance program with unaffiliated reinsurers covering the incidence of mortality on variable annuity policies. For the year ended December 31, 2003, the life companies incurred GMDB costs of $92.8 million, and ceded $74.7 million of GMDB costs under this reinsurance program. In addition, for the year ended December 31, 2004, the life companies incurred GMDB costs of $71.2 million, and ceded $67.3 million of these GMDB costs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends are paid out of unreserved and unrestricted earned surplus. Also, the payment of “extraordinary” dividends, as defined, is restricted. In addition, we entered into an agreement with the Massachusetts Commissioner of Insurance in consideration of the decision not to write new life insurance and annuity business, whereby we will indefinitely maintain the RBC ratio of AFLIAC at a minimum of 100% of the Company Action Level (on the Industry Scale).

During 2004, we received no dividends from our property and casualty businesses. Approximately $110 million is currently available to dividend from our property and casualty companies without prior approval from the Insurance Commissioners in the states of domicile. With permission from the Massachusetts Commissioner of Insurance, AFLIAC declared a $75.0 million dividend to AFC in December 2004. Further dividends from AFLIAC would require consent from the Massachusetts Commissioner of Insurance.

Our sources of cash for our insurance subsidiaries are premiums and fees collected, investment income and maturing investments. Primary cash outflows are paid benefits, claims, losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to benefits, claims, losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. We periodically adjust our investment policy to respond to changes in short-term and long-term cash requirements.

Net cash provided by operating activities was $142.4 million and $43.8 million in 2004 and 2002, respectively, while net cash used by operating activities was $174.3 million in 2003. The $316.7 million increase in cash provided by operating activities in 2004 was primarily due to lower net loss and

ALLMERICA FINANCIAL ANNUAL REPORT 2004	54

LAE payments in the Property and Casualty business. In addition, cash flows from operations improved in 2004 due to lower net payments from the general account as a result of fewer annuity contract redemptions in the Life Companies. Cash outflows in 2003 included a payment to settle approximately $100 million of the payable related to the sale of our universal life insurance business. The decrease in cash of $218.1 million during 2003 primarily reflects net payments from the general account as a result of continued increased annuity contract withdrawals in our Life Companies segment as a result of ratings downgrades and our cessation of new sales. In addition, approximately $100 million of cash was transferred, related to the aforementioned settlement of payables resulting from the sale of our universal life insurance business. Additionally, we contributed $25 million to our qualified pension plan. In 2002, we received approximately $60 million in funds which were held with a third party reinsurer, that in 2003 were disbursed to its successor. This payment related to funds held for the aggregate excess of loss reinsurance contract as a result of the ratings downgrades. In 2004, these funds were returned to us due to the improvement in our financial strength ratings.

Net cash provided by investing activities was $41.3 million in 2004, $354.3 million in 2003 and $1.5 billion in 2002. The $313.0 million decrease in cash provided by investing activities in 2004, as compared to 2003, was primarily from net purchases of fixed maturities and other investment assets, resulting from improved underwriting results in the Property and Casualty group. Additionally, increased funding agreement withdrawals also contributed to the decline in cash provided by investing activities, partially offset by lower general account annuity redemptions in the Life Companies segment. Cash provided by investing activities in 2003 also included $64.9 million of proceeds from the disposal of our company owned life insurance policy. The $1.1 billion decrease in cash provided by investing activities in 2003, as compared to 2002, resulted primarily from lower net sales of fixed maturities and equity securities, partially offset by an increase in cash provided from derivative activity in the Life Companies segment. Compared to 2003, net sales of fixed maturities and equity securities were unusually high in 2002 due to elevated levels of funding agreement withdrawals and annuity redemptions in the Life Companies segment.

Net cash used in financing activities was $475.3 million and $1.4 billion in 2004 and 2002, respectively, while net cash provided by financing activities in 2003 was $160.2 million. The cash used in 2004 is primarily related to withdrawals of funding agreements, including trust instruments supported by funding obligations, as well as a net decrease in collateral held related to our securities lending program. The cash provided by financing activities in 2003 primarily reflects a net increase in collateral held related to our securities lending program, partially offset by withdrawals of trust instruments supported by funding obligations. Cash used in 2002 primarily reflects withdrawals of funding agreements, including trust instruments supported by funding obligations. In 2002, we also paid our short-term debt in the amount of $83.3 million.

Additionally, during 2003, we transferred approximately $450 million of investment assets and $100 million of cash to settle payables related to the sale of our universal life insurance business.

At December 31, 2004, our holding company held $55.6 million of cash and investments, which excludes the $75.0 million dividend from AFLIAC declared in 2004 and received in January 2005. We believe our holding company has the ability to meet its obligations through the remainder of 2005, consisting primarily of interest on the senior debentures and junior subordinated debentures. Therefore, we currently do not expect that it will be necessary to dividend funds from the property and casualty companies in 2005 in order to fund 2005 holding company obligations. In 2004, 2003 and 2002, we did not pay an annual dividend to our shareholders.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. In addition, we had no commercial paper borrowings as of December 31, 2004 and we do not anticipate utilizing commercial paper in 2005. Debt ratings downgrades resulted in the non-renewal of our credit line in 2003 and continue to preclude or adversely affect the cost and availability of credit lines, commercial paper, other additional debt and equity financing.

Our financing obligations generally include repayment of our senior debentures and junior subordinated debentures, operating lease payments, trust instruments supported by funding obligations and funding agreements. The following table represents our annual payments related to the principal payments of these financing obligations as of December 31, 2004 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included individual contract deposit funds related to the operations of our life insurance companies which provide for contractual payments, as well as our current expectation of payments to be made to support the obligations of our benefit plans. Actual payments may differ from the contractual payments in the table.

55	ALLMERICA FINANCIAL ANNUAL REPORT 2004

DECEMBER 31, 2004	Maturity less than 1 year	Maturity 1-3 years	Maturity 3-5 years	Maturity in excess of 5 years	Total
(In millions)
Long-term debt (1)	$—	$—	$—	$508.8	$508.8
Trust instruments supported by funding obligations (2)	779.3	312.2	—	19.7	1,111.2
Funding agreements (2)	—	30.0	—	—	30.0
Individual contract deposit funds (3)	1.9	11.2	9.1	83.2	105.4
Operating lease commitments (4)	15.2	17.8	4.1	1.2	38.3
Qualified pension plan funding obligations (5)	0.9	—	—	—	0.9
Non-qualified pension plan benefit obligations (6)	5.9	12.0	12.6	32.6	63.1

(1)	Long-term debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, and our junior subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%.

(2)	Trust instruments supported by funding obligations payments and funding agreement payments are reflected in the category representing their contractual maturity.

(3)	Individual contract deposit funds are reflected in the category representing their contractual maturity.

(4)	We have operating leases in FAFLIC, Hanover and Citizens.

(5)	Qualified pension plan funding obligations represent the amounts necessary to be contributed to the plan to satisfy minimum funding obligations in accordance with the Employee Retirement Income Security Act of 1974. Beginning in 2006, substantial contributions may be required based on the current level of pension assets and liabilities. It is not currently possible to reliably estimate these obligations.

(6)	Non-qualified pension plan benefit obligations reflect estimated payments to be made through plan year 2014 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.

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

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001.

We intend to vigorously defend this matter, and regard plaintiffs claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in our view, these purported lost profits would not have been earned because of various actions taken by us, the investment management industry and regulators, to defer or eliminate market timing, including the implementation of “fair value” pricing.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	56

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position. However, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. The date for the damage phase of the litigation has been postponed and a new date has not yet been set.

We have been named a defendant in various other legal proceedings arising in the normal course of business and are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, including inquiries relating to “market timing” in sub-accounts of variable annuity and life products, “revenue sharing” and other matters, and regulatory inquiries into compensation arrangements with brokers and agents. Additional information on other litigation and claims may be found in Note 20, “Contingencies” on pages 104 and 105 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

The following tables provide information about our ratings at December 31, 2002, 2003 and 2004.

STANDARD & POOR’S RATINGS

End of Year Rating
	December 2002		December 2003		December 2004
Financial Strength Ratings
Property and Casualty Companies	BBB+ (Good with a negative outlook	)	BBB+ (Good with a stable outlook	)	BBB+ (Good with a stable outlook	)

Life Companies	B+ (Weak with a negative outlook	)	B+ (Weak with a positive outlook	)	BB (Marginal with a stable outlook	)
Debt Ratings
AFC Senior Debt	BB- (Marginal	)	BB - (Marginal with a positive outlook	)	BB (Marginal with a stable outlook	)

AFC Capital Securities	B- (Weak	)	B - (Weak with a positive outlook	)	B (Weak with a stable outlook	)

AFC Short-term Debt	B (Weak with a negative outlook	)	Not Rated		Not Rated

FAFLIC Short-term Debt and Financial Strength Ratings	B (Vulnerable	)	Not Rated		Not Rated

57	ALLMERICA FINANCIAL ANNUAL REPORT 2004

MOODY’S RATINGS

End of Year Rating
	December 2002	December 2003	December 2004
Financial Strength Ratings

Property and Casualty Companies	Baa3 (Adequate) with direction uncertain	Baa2 (Adequate) with stable outlook	Baa1 (Adequate) with stable outlook

Life Companies	Ba3 (Questionable) with direction uncertain	Ba1 (Questionable) with stable outlook	Ba1 (Questionable) with stable outlook
Debt Ratings

AFC Senior Debt	B2 (Poor)	Ba3 (Questionable) with stable outlook	Ba1 (Questionable) with stable outlook

AFC Capital Securities	Caa1 (Very Poor) with direction uncertain	B2 (Poor) with stable outlook	Ba2 (Questionable) with stable outlook

AFC Short-term Debt	NP (Not Prime)	NP (Not Prime)	NP (Not Prime) with stable outlook

FAFLIC Short-term Debt and Financial Strength Ratings	NP (Not Prime)	NP (Not Prime)	NP (Not Prime)

A.M. BEST’S RATINGS

End of Year Rating
	December 2002	December 2003	December 2004
Financial Strength Ratings

Property and Casualty Companies	B++ (Very Good) under review with negative implications	B++ (Very Good) with stable outlook	A- (Excellent) with stable outlook

Life Companies	C++ (Marginal) under review with negative implications	B- (Fair)	B+ (Very Good) with stable outlook
Debt Ratings

AFC Senior Debt	bb+ under review with negative implications	bb	bb+ with stable outlook

AFC Capital Securities	bb- under review with negative implications	b+	bb- with stable outlook

AFC Short-term Debt	AMB-4 under review with negative implications	AMB-4 with stable outlook	AMB-3 with stable outlook

Our property and casualty ratings downgrades in 2002, in particular the A.M. Best rating, resulted in lower earnings and growth in this business, primarily in commercial lines. In the fourth quarter of 2002, we secured third party guarantees and established a special commission program, in an effort to minimize the loss of commercial lines business as a result of the downgrades. We incurred total expenses of $3.7 million and $9.9 million in 2004 and 2003, respectively, related to both the third party guarantees and the special commission program. The decrease in expenses resulted from the termination of both the third party guarantees and the special commission program due to the A.M. Best upgrade of our financial strength ratings and debt ratings in January 2004.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	58

Additionally, as a result of the ratings downgrades in 2002 of our life insurance companies, we are no longer able to generate new sales of proprietary insurance and GIC products in our Life Companies segment. Although we do not expect downgrades in our ratings, there can be no assurance that current ratings or downgrades that could occur would not have a material adverse affect on our results of operations and financial position.

Our holding company’s current debt ratings, which are below investment grade, are expected to adversely affect the ability to obtain, or the cost and availability of credit lines, commercial paper, other debt and equity financing, and resulted in our non-renewal of our credit line in 2003.

RISKS AND FORWARD-LOOKING STATEMENTS

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for 2005 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward looking statements. See “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99-2 to our Annual Report on Form 10-K for the period ended December 31, 2004.

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

Risks Relating to Our Property and Casualty Insurance Business

We generate a significant portion of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse catastrophe experience, severe weather or other unanticipated significant losses; (ii) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years, including risks indirectly insured through discontinued pools which are included in the Other Property and Casualty segment; (iii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines segment; (iv) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (v) restrictions on insurance underwriting; (vi) industry-wide change resulting from current investigations and inquiries relating to compensation arrangements with insurance brokers and agents; and (vii) disruptions caused by the introduction of new personal lines products and related technology changes and new personal and commerical lines operating models.

In particular, future operating results as compared to prior years and forward-looking information regarding personal lines and commercial lines segment information on written and earned premiums, policies in force, underwriting results and segment income are expected to be adversely affected by competitive and regulatory pressures affecting rates. Results in personal lines may also be adversely affected by pricing decreases and market disruptions which could be caused by the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores, and by disruptions caused by judicial and potential legislative intervention related to new rules adopted by the Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market.

Risks Relating to Our Life Companies

Our businesses may be affected by (i) lower appreciation or decline in value of our managed investments or the investment markets in general, resulting in reduced variable product assets and related variable product management fees, lapses and increased surrenders, increased DAC amortization, as well as increased cost of guaranteed minimum death benefits; (ii) adverse trends in mortality and morbidity; (iii) possible claims relating to sales practices for insurance and investment products; (iv) earlier than expected withdrawals and changes in redemption patterns from our general account annuities and other insurance products, particularly with respect to younger-aged annuities sold in the former Agency channel which was affected by the shutdown of VeraVest; (v) losses due to foreign currency fluctuations; (vi) the extent to which the performance of the various hedging instruments utilized in our GMDB hedging program do not correlate with the investment performance and underlying annuity sub-accounts; (vii) the continued availability of equity index futures; and (viii) adverse actions related to legal and regulatory actions described under “Contingencies”.

We have provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses and DAC

59	ALLMERICA FINANCIAL ANNUAL REPORT 2004

amortization and net amount at risk. This information is an estimation only and is based upon matters in effect on December 31, 2004. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

Risks Relating to Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) heightened competition, including the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (ii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring, such as the recent proposal to ban the use of credit scores with respect to personal lines in Michigan, recent and future changes affecting the tax treatment of insurance and annuity products, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) the inability to attract, or the loss or retirement of key executives or other key employees, particularly in the Life Companies segment; (vii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best; (ix) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (x) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (xi) losses resulting from our participation in certain reinsurance pools; (xii) defaults or impairments of debt securities held by us; (xiii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels; (xiv) the effects of our restructuring actions, including any resulting from the cessation of retail sales through VeraVest or from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; and (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

In addition, except where required or permitted by applicable accounting principles, components of our Consolidated Balance Sheets are not marked to market or otherwise intended to reflect our estimates of the fair market or disposition value of such assets or liabilities or the related businesses. The recorded value of certain assets, such as deferred acquisition costs, deferred federal income taxes and goodwill, and certain liabilities such as guaranteed minimum death benefit reserves, reflect the application of our assumptions to generally accepted accounting principles. (See “Critical Accounting Policies”, on pages 50 to 52 and Note 1-Summary of Significant Accounting Policies on pages 70 to 77 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K). Accordingly, in the event of a disposition of all or a portion of any such assets, liabilities or related businesses, the value obtainable in such a transaction may differ materially from the value reflected in our consolidated financial statements, which would in turn have a material impact on Shareholders’ Equity and book value per share. From time to time management evaluates strategic options for the Life Companies, which options could include the disposition of all or a portion of such business. In the event of such a disposition, it is management’s expectation that the realizable value would be substantially and materially lower than the value reflected in Shareholders’ Equity in our Consolidated Balance Sheets. Additionally, such transactions may also result in the reallocation of corporate overhead costs to other segments.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	60

GLOSSARY OF SELECTED INSURANCE TERMS

Annuity contracts – An annuity contract is an arrangement whereby an annuitant is guaranteed to receive a series of stipulated amounts commencing either immediately or at some future date. Annuity contracts can be issued to individuals or to groups.

Antiselection – The tendency of people who suspect or know they are more likely than average to experience loss to apply for or retain an insurance or an annuity contract to a greater extent than are people who lack such knowledge of probable loss.

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

Closed Block – Consists of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies which were in force as of FAFLIC’s demutualization in 1995. The purpose of this block of business is to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts. The Closed Block will be in effect until none of the Closed Block policies are in force, unless an earlier date is agreed to by the Massachusetts Commissioner of Insurance.

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

Guaranteed Minimum Death Benefit (GMDB) – A contract feature which provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values.

Loss adjustment expenses (LAE) – Expenses incurred in the adjusting, recording, and settlement of claims. These expenses include both internal company expenses and outside services. Examples of LAE include claims adjustment services, adjuster salaries and fringe benefits, legal fees and court costs, investigation fees and claims processing fees.

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

61	ALLMERICA FINANCIAL ANNUAL REPORT 2004

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Market Risk and Risk Management Policies” on pages 44 to 49 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	62

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Allmerica Financial Corporation:

We have completed an integrated audit of Allmerica Financial Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allmerica Financial Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the

63	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Boston, MA
February 24, 2005

ALLMERICA FINANCIAL ANNUAL REPORT 2004	64

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions, except per share data)
Revenues
Premiums	$2,288.6	$2,282.3	$2,320.1
Fees and other income	379.2	501.5	568.6
Net investment income	414.5	455.7	590.2
Net realized investment gains (losses)	28.7	24.1	(162.3)

Total revenues	3,111.0	3,263.6	3,316.6

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	1,784.0	1,918.7	2,202.0
Policy acquisition expenses	590.8	602.6	1,080.4
Losses (gains) from retirement of funding agreements and trust instruments supported by funding obligations	0.2	(5.7)	(102.6)
(Income) loss from sale of universal life business	—	(5.5)	31.3
Restructuring costs	8.5	28.7	14.8
Losses (gains) on derivative instruments	0.6	10.3	(40.3)
Other operating expenses	540.2	635.0	652.2

Total benefits, losses and expenses	2,924.3	3,184.1	3,837.8

Income (loss) before federal income taxes	186.7	79.5	(521.2)

Federal income tax expense (benefit)
Current	1.7	(5.4)	(6.8)
Deferred	2.5	(2.0)	(228.0)

Total federal income tax expense (benefit)	4.2	(7.4)	(234.8)

Income (loss) before minority interest and cumulative effect of change in accounting principle	182.5	86.9	(286.4)
Minority interest:
Distributions on mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company	—	—	(16.0)

Income (loss) before cumulative effect of change in accounting principle	182.5	86.9	(302.4)
Cumulative effect of change in accounting principle	(57.2)	—	(3.7)

Net income (loss)	$125.3	$86.9	$(306.1)

Earnings per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$3.43	$1.64	$(5.72)
Cumulative effect of change in accounting principle	(1.07)	—	(0.07)

Net income (loss) per share	$2.36	$1.64	$(5.79)
Weighted average shares outstanding	53.2	52.9	52.9

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$3.40	$1.63	$(5.72)
Cumulative effect of change in accounting principle	(1.06)	—	(0.07)

Net income (loss) per share	$2.34	$1.63	$(5.79)
Weighted average shares outstanding	53.7	53.2	52.9

The accompanying notes are an integral part of these consolidated financial statements.

65	ALLMERICA FINANCIAL ANNUAL REPORT 2004

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2004	2003
(In millions, except per share data)
Assets
Investments:
Fixed maturities-at fair value (amortized cost of $7,533.4 and $7,346.3)	$7,822.2	$7,646.5
Equity securities-at fair value (cost of $13.7 and $9.1)	17.0	15.3
Mortgage loans	114.8	175.1
Policy loans	256.4	268.0
Other long-term investments	55.3	80.7

Total investments	8,265.7	8,185.6

Cash and cash equivalents	486.5	778.1
Accrued investment income	118.2	126.5
Premiums, accounts and notes receivable, net	485.4	480.9
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	2,026.4	2,111.2
Deferred policy acquisition costs	905.5	1,115.5
Deferred federal income taxes	415.1	381.0
Goodwill	128.2	128.2
Other assets	433.2	367.7
Separate account assets	10,455.0	11,835.4

Total assets	$23,719.2	$25,510.1

Liabilities
Policy liabilities and accruals:
Future policy benefits	$3,462.3	$3,556.8
Outstanding claims, losses and loss adjustment expenses	3,179.0	3,124.9
Unearned premiums	1,029.8	1,032.5
Contractholder deposit funds and other policy liabilities	379.5	683.7

Total policy liabilities and accruals	8,050.6	8,397.9

Expenses and taxes payable	1,152.8	1,220.3
Reinsurance premiums payable	86.5	136.5
Trust instruments supported by funding obligations	1,126.0	1,200.3
Long-term debt	508.8	499.5
Separate account liabilities	10,455.0	11,835.4

Total liabilities	21,379.7	23,289.9

Commitments and contingencies (Notes 16 and 20)
Shareholders’ Equity
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,782.1	1,775.6
Accumulated other comprehensive income	3.0	16.1
Retained earnings	943.4	833.1
Treasury stock at cost (7.2 and 7.4 million shares)	(389.6)	(405.2)

Total shareholders’ equity	2,339.5	2,220.2

Total liabilities and shareholders’ equity	$23,719.2	$25,510.1

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	66

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning and end of year	0.6	0.6	0.6

Additional Paid-in Capital
Balance at beginning of year	1,775.6	1,768.4	1,758.4
Unearned compensation related to restricted stock and other	6.5	7.2	10.0

Balance at end of year	1,782.1	1,775.6	1,768.4

Accumulated Other Comprehensive Income (Loss)
Net Unrealized Appreciation on Investments and Derivative Instruments:
Balance at beginning of year	89.4	83.4	28.4
(Depreciation) appreciation during the period:
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(3.6)	9.2	84.6
Benefit (provision) for deferred federal income taxes	1.3	(3.2)	(29.6)

	(2.3)	6.0	55.0

Balance at end of year	87.1	89.4	83.4

Minimum Pension Liability:
Balance at beginning of year	(73.3)	(120.8)	(42.1)
(Increase) decrease during period:
(Increase) decrease in minimum pension liability	(16.6)	73.1	(121.1)
Benefit (provision) for deferred federal income taxes	5.8	(25.6)	42.4

	(10.8)	47.5	(78.7)

Balance at end of year	(84.1)	(73.3)	(120.8)

Total accumulated other comprehensive income (loss)	3.0	16.1	(37.4)

Retained Earnings
Balance at beginning of year	833.1	746.2	1,052.3
Net income (loss)	125.3	86.9	(306.1)
Treasury stock issued for less than cost	(15.0)	—	—

Balance at end of year	943.4	833.1	746.2

Treasury Stock
Balance at beginning of year	(405.2)	(405.6)	(406.5)
Shares reissued at cost	15.6	0.4	0.9

Balance at end of year	(389.6)	(405.2)	(405.6)

Total shareholders’ equity	$2,339.5	$2,220.2	$2,072.2

The accompanying notes are an integral part of these consolidated financial statements.

67	ALLMERICA FINANCIAL ANNUAL REPORT 2004

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Net income (loss)	$125.3	$86.9	$(306.1)
Other comprehensive (loss) income:
Available-for-sale securities:
Net (depreciation) appreciation during the period	(34.3)	16.4	143.1
Benefit (provision) for deferred federal income taxes	12.0	(5.7)	(50.1)

Total available-for-sale securities	(22.3)	10.7	93.0

Derivative instruments:
Net appreciation (depreciation) during the period	30.7	(7.2)	(58.5)
(Provision) benefit for deferred federal income taxes	(10.7)	2.5	20.5

Total derivative instruments	20.0	(4.7)	(38.0)

	(2.3)	6.0	55.0

Minimum pension liability:
(Increase) decrease in minimum pension liability	(16.6)	73.1	(121.1)
Benefit (provision) for deferred federal income taxes	5.8	(25.6)	42.4

	(10.8)	47.5	(78.7)

Other comprehensive (loss) income	(13.1)	53.5	(23.7)

Comprehensive income (loss)	$112.2	$140.4	$(329.8)

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	68

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Cash Flows From Operating Activities
Net income (loss)	$125.3	$86.9	$(306.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized investment (gains) losses	(28.7)	(24.1)	162.3
(Gains) losses on derivative instruments	(1.3)	6.9	(40.3)
Losses on futures contracts	25.1	10.2	—
Impairment of capitalized technology	—	3.4	29.8
Net amortization and depreciation	38.2	35.8	20.6
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	46.1	57.4	84.4
Losses (gains) from retirement of funding obligations and trust instruments supported by funding obligations	0.2	(5.7)	(102.6)
(Income) loss from disposal of universal life insurance business	—	(5.5)	31.3
Deferred federal income taxes	2.5	(2.0)	(228.0)
Change in deferred acquisition costs	137.9	126.9	370.4
Change in premiums and notes receivable, net of reinsurance payable	(84.6)	122.3	5.6
Change in accrued investment income	8.3	11.8	14.0
Change in policy liabilities and accruals, net	(279.7)	(370.8)	(196.5)
Change in reinsurance receivable	84.8	(35.4)	(0.4)
Change in expenses and taxes payable	17.8	(214.3)	215.5
Other, net	50.5	21.9	(16.2)

Net cash provided by (used in) operating activities	142.4	(174.3)	43.8

Cash Flows From Investing Activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	1,725.7	2,468.9	4,881.5
Proceeds from disposals of equity securities	12.2	81.3	15.4
Proceeds from disposals of other investments	47.1	82.1	79.0
Proceeds from mortgages sold, matured or collected	60.6	85.7	62.9
Proceeds from collections of installment finance and notes receivable	319.6	320.4	271.5
Purchase of available-for-sale fixed maturities	(1,810.2)	(2,432.8)	(3,421.0)
Purchase of equity securities	(2.7)	(42.4)	(2.1)
Purchase of other investments	(9.0)	(21.9)	(31.3)
Capital expenditures	(7.8)	(5.4)	(13.1)
Net (payments) receipts related to margin deposits on derivative instruments	(4.9)	56.6	(72.0)
Disbursements to fund installment finance and notes receivable	(289.5)	(303.2)	(304.9)
Proceeds from disposal of company owned life insurance	—	64.9	—
Other investing activities, net	0.2	0.1	2.7

Net cash provided by investing activities	41.3	354.3	1,468.6

Cash Flows From Financing Activities
Deposits to contractholder deposit funds	—	—	100.0
Withdrawals from contractholder deposit funds	(183.4)	(32.7)	(1,023.7)
Deposits to trust instruments supported by funding obligations	—	—	112.0
Withdrawals from trust instruments supported by funding obligations	(182.7)	(156.9)	(578.9)
Change in collateral related to securities lending program	(113.5)	349.5	48.1
Change in short-term debt	—	—	(83.3)
Exercise of options	4.3	0.3	1.1

Net cash (used in) provided by financing activities	(475.3)	160.2	(1,424.7)

Net change in cash and cash equivalents	(291.6)	340.2	87.7
Cash and cash equivalents, beginning of year	778.1	437.9	350.2

Cash and cash equivalents, end of year	$486.5	$778.1	$437.9

Supplemental Cash Flow Information
Interest payments	$40.6	$40.0	$16.4
Income tax net refunds	$(0.3)	$—	$(55.5)

The accompanying notes are an integral part of these consolidated financial statements.

69	ALLMERICA FINANCIAL ANNUAL REPORT 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Allmerica Financial Corporation (“AFC” or the “Company”) include the accounts of The Hanover Insurance Company (“Hanover”); Citizens Insurance Company of America (“Citizens”); Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”); First Allmerica Financial Life Insurance Company (“FAFLIC”), and other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments as discussed in Note 15. All significant intercompany accounts and transactions have been eliminated.

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

B. Closed Block

FAFLIC established and began operating a closed block (the “Closed Block”) for the benefit of the participating policies included therein, consisting of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies which were in force as of FAFLIC’s demutualization on October 16, 1995; such policies constitute the “Closed Block Business”. The purpose of the Closed Block is to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts. Unless the Massachusetts Commissioner of Insurance consents to an earlier termination, the Closed Block will continue to be in effect until the date none of the Closed Block policies are in force. FAFLIC allocated to the Closed Block assets in an amount that is expected to produce cash flows which, together with future revenues from the Closed Block Business, are reasonably sufficient to support the Closed Block Business, including provision for payment of policy benefits, certain future expenses and taxes and for continuation of policyholder dividend scales payable in 1994 so long as the experience underlying such dividend scales continues. The Company expects that the factors underlying such experience will fluctuate in the future and policyholder dividend scales for Closed Block Business will be set accordingly.

Although the assets and cash flow generated by the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block, the excess of Closed Block liabilities over Closed Block assets as measured on a GAAP basis represent the expected future after-tax income from the Closed Block which may be recognized in income over the period the policies and contracts in the Closed Block remain in force.

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

If, over the period the policies and contracts in the Closed Block remain in force, the actual income from the Closed Block is less than the expected income, only such actual income (which could reflect a loss) would be recognized in income. If the actual income from the Closed Block in any given period is less than the expected income for that period and changes in dividend scales are inadequate to offset the negative performance in relation to the expected performance, the income inuring to shareholders of the Company will be reduced. If a policyholder dividend liability had been previously established in the Closed Block because the actual income to the relevant date had exceeded the expected income to such date, such liability would be reduced by this reduction in income (but not below zero) in any periods in which the actual income for that period is less than the expected income for such period.

C. Valuation of Investments

In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“Statement No. 115”), the Company is required to classify its investments into one of three categories: held-to-maturity, available-for-sale, or trading. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Fixed maturities and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income, a separate component of shareholders’ equity. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income.

Mortgage loans on real estate are stated at unpaid principal balances, net of unamortized discounts and reserves. Reserves on mortgage loans are based on losses expected by the Company to be realized on transfers of mortgage loans to real estate (upon foreclosure), on the disposition or settlement of mortgage loans and on mortgage loans which the Company

ALLMERICA FINANCIAL ANNUAL REPORT 2004	70

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

Realized investment gains and losses, other than those related to separate accounts for which the Company does not bear the investment risk and that meet the conditions for separate account reporting under Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), are reported as a component of revenues based upon specific identification of the investment assets sold. When an other-than-temporary decline in value of a specific investment is deemed to have occurred, the Company reduces the cost basis of the investment to fair value. This reduction is permanent and is recognized as a realized investment loss. Changes in the reserves for mortgage loans are included in realized investment gains or losses. Realized investment gains and losses related to separate accounts that meet the conditions for separate account reporting under SOP 03-1 accrue to the contractholder.

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

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, including forecasted transactions; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is no longer designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried

71	ALLMERICA FINANCIAL ANNUAL REPORT 2004

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

G. Deferred Policy Acquisition Costs and Deferred Sales Inducements

Acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of revenues. Property and casualty insurance business acquisition costs are deferred and amortized over the terms of the insurance policies. In addition, the Company’s variable annuity product offerings included contracts that offered enhanced crediting rates or bonus payments, also referred to as sales enducements. Acquisition costs and sales inducements related to variable annuities and contractholder deposit funds that were deferred in 2002 and prior, are amortized in proportion to total estimated gross profits from investment yields, mortality, surrender charges and expense margins over the expected life of the contracts. This amortization is reviewed periodically and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments. Acquisition costs related to fixed annuities and other life insurance products which were deferred in 2002 and prior are amortized, generally in proportion to the ratio of annual revenue to the estimated total revenues over the contract periods based upon the same assumptions used in estimating the liability for future policy benefits.

Deferred acquisition costs (“DAC”) and deferred sales inducements for each life product and property and casualty line of business are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of DAC and deferred sales inducements is not assured, the Company believes it is more likely than not that all of these costs will be recovered. The amount of DAC and deferred sales inducements considered recoverable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of DAC and deferred sales inducements could be revised in the near term if any of the estimates discussed above are revised.

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

ALLMERICA FINANCIAL ANNUAL REPORT 2004	72

years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements.

The Company tests for the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of long-lived assets exceed the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. When an impairment loss occurs, the Company reduces the carrying value of the asset to fair value. Fair values are estimated using discounted cash flow analysis.

J. Goodwill

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), the Company carries its goodwill at amortized cost, net of impairments. The Company’s goodwill primarily relates to its property and casualty business. The Company tests for the recoverability of goodwill annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that is recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit.

The Company adopted Statement No. 142 on January 1, 2002. In accordance with the transition provisions of this statement, the Company recorded a $3.7 million charge, net of taxes, in earnings, to recognize the impairment of goodwill related to two of its non-insurance subsidiaries in the Life Companies segment. The Company used a discounted cash flow model to value these subsidiaries.

The Company has performed its annual review of its goodwill for impairment in the fourth quarters of both 2004 and 2003. In 2004, no impairments were recognized. In 2003, the Company recorded a pre-tax charge of $2.1 million, to recognize the impairment of goodwill related to one of its non-insurance subsidiaries. This charge, which relates to the Life Companies segment (see Note 15 – Segment Information), was reflected in other operating expenses in the Consolidated Statements of Income. The Company used a discounted cash flow model to value this subsidiary. Subsequent to the Company’s annual impairment review, on December 31, 2003, the Company sold this subsidiary. The remaining $0.9 million of goodwill was expensed as a component of the related loss on sale.

K. Separate Accounts

Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable annuity and variable life insurance contractholders and certain pension funds. Assets consist principally of mutual funds, bonds, common stocks, and short-term obligations at market value. The investment income and gains and losses of these accounts generally accrue to the contractholders and, therefore, are not included in the Company’s net income. However, the Company’s net income reflects fees assessed on fund values of these contracts. Prior to the adoption of SOP 03-1, appreciation and depreciation of the Company’s interest in the separate accounts, including undistributed net investment income, was reflected in shareholders’ equity or net investment income. See Note 3 - Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-term Contracts and for Separate Accounts.

L. Policy Liabilities and Accruals

Future policy benefits are liabilities for life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance products are computed using the net level premium method for individual life and annuity policies, and are based upon estimates as to future investment yield, mortality and withdrawals that include provisions for adverse deviation. Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2½% to 6% for life insurance and 2 1/2% to 9 1/2% for annuities. Mortality, morbidity and withdrawal assumptions for all policies are based on the Company’s own experience and industry standards. Liabilities for universal life, variable universal life and variable annuities include deposits received from customers and investment earnings on their fund balances, less administrative charges. Universal life fund balances are also assessed mortality and surrender charges. Liabilities for variable annuities include a reserve for guaranteed minimum death benefits (“GMDB”) in excess of contract values.

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

73	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Premiums for property and casualty insurance are reported as earned on a pro-rata basis over the contract period. The unexpired portion of these premiums is recorded as unearned premiums.

Contractholder deposit funds and other policy liabilities include investment-related products such as guaranteed investment contracts (“GIC”), deposit administration funds and immediate participation guarantee funds and consist of deposits received from customers and investment earnings on their fund balances.

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

M. Junior Subordinated Debentures

In 1997, the Company established a business trust, AFC Capital Trust I, for the sole purpose of issuing mandatorily redeemable preferred securities to investors. Through AFC Capital Trust I, the Company issued $300.0 million of Series B Capital Securities, which are registered under the Securities Act of 1933, the proceeds of which were used to purchase related junior subordinated debentures from AFC. In addition, the Company issued $9.3 million of junior subordinated debentures to purchase all of the common stock of AFC Capital Trust I. The junior subordinated debentures have a face value of $309.3 million, pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027. The preferred securities and common stock pay cumulative dividends semi-annually at 8.207%. Through certain guarantees, these subordinated debentures and the terms of related agreements, AFC has irrevocably and unconditionally guaranteed the obligations of AFC Capital Trust I.

In 2004, the Company determined that the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, which was subsequently revised by the December 2003 issuance of Interpretaion No. 46 (“FIN 46(R)”) applied to the trust that issued these securities. As a result, the Company deconsolidated the trust for financial reporting purposes. The debt issued by the Company to the trust, previously eliminated in the consolidation of financial results, is now included in long-term debt, in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”). Prior to July 1, 2003, these securities were included in minority interest as mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company in the Consolidated Balance Sheets.

N. Premium, Fee Revenue and Related Expenses

Premiums for individual life insurance and individual and group annuity products, excluding universal life and investment-related products, are considered revenue when due. Property and casualty insurance premiums are recognized as revenue over the related contract periods. Benefits, losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through the provision for future benefits, estimated and unpaid losses and amortization of deferred policy acquisition costs. Revenues for investment-related products consist of net investment income and contract charges assessed against the fund values. Related benefit expenses include annuity benefit claims for guaranteed minimum death benefits in excess of contract values, and net investment income credited to the fund values after deduction for investment and risk charges. Revenues for universal life products consist of net investment income, with mortality, administration and surrender charges assessed against the fund values. Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to universal life fund values. Certain policy charges such as enhanced crediting rates or bonus payments that represent compensation for services to be provided in future periods are classified as deferred sales inducements and amortized over the period benefited using the same assumptions used to amortize deferred acquisition costs.

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

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement No. 109”). These differences result primarily from loss and LAE reserves, policy reserves, policy acquisition expenses, tax credit carryforwards, employee benefit plans, net operating loss carryforwards, and deferred sales inducement.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	74

P. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”). This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Statement No. 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The provisions of this statement are effective for interim and annual periods beginning after June 15, 2005. The Company is evaluating the effects of Statement No. 123(R) and will begin expensing stock options in the third quarter of 2005.

In March 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached several consensuses regarding the application of guidance related to the evaluation of whether an investment is other than temporarily impaired in accordance with EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF No. 03-1”). However, on September 30, 2004, the FASB delayed indefinitely the effective date for the measurement and recognition guidance of EITF No. 03-1. The disclosure requirements were not deferred. EITF No. 03-1 describes certain quantitative and qualitative disclosures that are required for marketable fixed maturities and equity securities covered by Statement No. 115, including the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses, by investment type, as well as additional information supporting the conclusion that the impairments are not other-than-temporary, such as the nature of the investment(s), cause of impairment and severity and duration of the impairment. The disclosures required by EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. The additional disclosures for cost method investments were effective for fiscal years ending after June 15, 2004. The Company implemented the disclosure requirements of this EITF for the year ending December 31, 2003.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132, (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106 (“Statement No. 132 (R)”). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. Statement No. 132 (R) requires additional disclosures related to plan assets, benefit obligations, contributions, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans, including information regarding the Company’s selection of certain assumptions, as well as expected benefit payments. This statement also requires disclosures in interim financial statements related to net periodic pension costs and contributions. Most provisions of this statement were effective for fiscal years ending after December 15, 2003. Disclosures regarding expected benefit payments were effective for fiscal years ending after June 15, 2004. The adoption of Statement No. 132 (R) did not have a material effect on the Company’s financial position or results of operations.

In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1, which is applicable to all insurance enterprises as defined by Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. This statement provides guidance regarding accounting and disclosures of separate account assets and liabilities and an insurance company’s interest in such separate accounts. It further provides for the accounting and disclosures related to contractholder transfers to separate accounts from a company’s general account and the determination of the balance that accrues to the benefit of the contractholder. In addition, SOP 03-1 provides guidance for determining any additional liabilities for guaranteed minimum death benefits or other insurance benefit features, potential benefits available only on annuitization and liabilities related to sales inducements, such as immediate bonus payments, persistency bonuses, and enhanced crediting rates or “bonus interest” rates, as well as the required disclosures related to these items. This statement was effective for fiscal years beginning after December 15, 2003. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions, including, among other items, estimates of future market returns and expected contract persistency. Upon adoption of this statement in the first quarter of 2004, the Company recorded a $57.2 million charge, net of taxes. This charge was reported as a cumulative effect of a change in accounting principle in the Consolidated Statements of Income. See also Note 3, Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.

In May 2003, the FASB issued Statement No. 150. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify mandatorily redeemable financial instruments and other financial instruments that embody an obligation of the issuer as liabilities. At inception, these liabilities shall initially be measured at fair value. Mandatorily redeemable financial instruments and certain forward contracts in which both the amount to be paid and the settlement date are fixed shall be subsequently measured at the present value of the amount to be paid at settlement, accruing interest cost using the rate implicit at inception. Other financial instruments shall be subsequently measured at fair value. Additionally, mandatorily redeemable financial instruments

75	ALLMERICA FINANCIAL ANNUAL REPORT 2004

and certain forward contracts shall, on a prospective basis, reflect any amounts paid or to be paid to holders of these instruments in excess of the initial measurement amount as interest cost. This statement was effective for interim periods beginning after June 15, 2003. The Company, through AFC Capital Trust I, has $300.0 million of mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company. These securities embody an unconditional obligation that requires the Company to redeem the securities on a stated maturity date. As such, the securities have been reclassified from the mezzanine level of the balance sheet to debt, at face value. Dividends on the securities are classified as interest expense in 2004 and 2003, and as minority interest in 2002. In addition, these instruments contain a settlement alternative that occurs as a result of a “special event.” A special event could occur if a change in laws and/or regulations or the application or interpretation of these laws and/or regulations causes the interest from these debentures to become taxable income (or non-deductible expense), or for the subsidiary trust to become deemed an “investment company” and subject to the filing requirements of Registered Investment Companies.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 which was subsequently revised by the December 2003 issuance of Interpretation No. 46. FIN 46(R) provides guidance regarding the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, specifically as it relates to the identification of entities for which control is achieved through a means other than voting rights (“variable interest entities”) and the determination of which party is responsible for consolidating the variable interest entities (the “primary beneficiary”). In addition to mandating that the primary beneficiary consolidate the variable interest entity, FIN 46(R) also requires disclosures by companies that hold a significant variable interest, even if they are not the primary beneficiary. The Company performed a review of potential variable interest entities and concluded that as of December 31, 2004, AFC was not the primary beneficiary of any material variable interest entities; and, therefore would not be required to consolidate any variable interest entities as a result of FIN 46(R). However, the Company does hold a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund—1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company’s investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company’s maximum exposure to loss on this investment is limited to its carrying value, which is $7.2 million at December 31, 2004. In addition, the Company had $300.0 million of mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company. Prior to July 1, 2003, these securities were classified as a separate line item in the mezzanine level of the balance sheet. Upon adoption of Statement No. 150, these securities were reclassified to debt. These securities were issued by a trust that was established for the sole purpose of issuing the securities to investors and are fully guaranteed by the Company. In the first quarter of 2004, the Company adopted the provisions of FIN 46(R), which required that the Company deconsolidate the trust for financial reporting purposes. The net effect of deconsolidating the trust was to increase the Company’s consolidated assets and liabilities by $9.3 million, which represents the Company’s equity interest in the trust.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement No. 146”). This statement requires that a liability for costs associated with an exit or disposal activity is recognized and measured initially at its fair value in the period the liability is incurred. This statement supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF No. 94-3”). Additionally, the statement requires financial statement disclosures about the description of the exit or disposal activity, including for each major type of cost, the total amount expected to be incurred and a reconciliation of the beginning and ending liability balances. The provisions of this statement are effective for all exit and disposal activities initiated after December 31, 2002.

Q. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2004, 2003, and 2002 are based on a weighted average of the number of shares outstanding during each year. The Company’s EPS is based on net income for both basic and diluted earnings per share. The weighted average shares outstanding which were utilized in the calculation of basic earnings per share differ from the weighted average shares outstanding used in the calculation of diluted earnings per share due to the effect of dilutive employee stock options and nonvested stock grants. If the effect of such stock options and grants are antidilutive, the weighted average shares outstanding utilized in the calculation of diluted earnings per share equal those utilized in the calculation of basic earnings per share.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	76

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

R. Stock-Based Compensation

The Company applies the provisions of APB Opinion No. 25 in accounting for its stock-based compensation plans, and thus compensation cost is not generally required to be recognized in the financial statements for the Company’s stock options issued to employees. However, costs associated with the issuance of stock options to certain agents who did not qualify as employees were recognized in 2004, 2003, and 2002.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation.

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions, except per share data)
Net income (loss), as reported	$125.3	$86.9	$(306.1)
Stock-based compensation expense included in reported net income, net of taxes	0.4	1.7	1.7
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(10.1)	(12.8)	(14.1)

Net income (loss), after effect of Statement No. 123	$115.6	$75.8	$(318.5)

Earnings per share:
Basic - as reported	$2.36	$1.64	$(5.79)

Basic - after effect of Statement No. 123	$2.17	$1.43	$(6.03)

Diluted - as reported	$2.34	$1.63	$(5.79)

Diluted - after effect of Statement No. 123	$2.16	$1.43	$(6.03)

Since options vest over several years and additional awards generally are made each year, the aforementioned pro forma effects are not likely to be representative of the effects on reported net income for future years.

S. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. SIGNIFICANT TRANSACTIONS

The Company retired $185.2 million, $78.8 million and $548.9 million of long-term funding agreement obligations at discounts in 2004, 2003 and 2002, respectively. This resulted in pre-tax losses of $0.2 million in 2004 and pre-tax gains of $5.7 million and $102.6 million in 2003 and 2002, respectively, which are reported as losses (gains) from retirement of trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $7.9 million, $6.4 million and $14.1 million were recorded as net realized investment losses in the Consolidated Statements of Income in 2004, 2003 and 2002, respectively. There were no foreign currency transaction gains on the retired foreign denominated funding agreements in 2004. The net foreign currency transaction gains (losses) in 2003 and 2002, related to the retired foreign-denominated funding agreements of $3.6 million and $(12.2) million, respectively, were recorded as other income in the Consolidated Statements of Income.

In the fourth quarter of 2003, the Company ceased operations of its Life Companies segment retail broker/dealer operations (see Note 15 for a description of the Company’s operating segments). These operations had distributed third-party investment and insurance products through VeraVest Investments, Inc. Results in 2003 included a pre-tax charge of $11.5 million for asset impairments in connection with this action. The Company also recognized pre-tax restructuring charges of $3.6 million and $21.9 million in 2004 and 2003, respectively, in accordance with Statement No. 146. These charges included $14.8 million related to one-time termination benefits associated with the termination of 552 employees, and $10.7 million related to contract termination fees and other costs. Of the 552 employees affected, 521 have been terminated and 30 employees have been transferred to other positions within the Company, as of December 31, 2004. All levels of employees within the broker/dealer operations, from staff to senior management, were affected by the decision. As of December 31, 2004, the Company has made payments of approximately $22.4 million related to this restructuring plan, of which $14.2 million related to one-time termination benefits and $8.2 million related to contract termination fees and other costs. The liability balance at December 31, 2004 was $3.1 million. The Company currently anticipates that approximately $1 million to $2 million of other costs will be recognized in 2005 related to this restructuring.

77	ALLMERICA FINANCIAL ANNUAL REPORT 2004

In 2002, the Company recognized a pre-tax charge of $15.0 million related to the restructuring of its Life Companies segment, which was accounted for under the guidance of EITF No. 94-3. This charge consisted of $11.7 million related to severance and other employee and agent related costs resulting from the elimination of 476 positions, of which 63 positions were vacant. All employees associated with this cost have either been terminated or transferred to other positions within the Company as of December 31, 2004. All levels of employees, from staff to senior management, were affected by the restructuring. Additionally, the Company terminated all life insurance and annuity agent contracts effective December 31, 2002. In addition, approximately $3.3 million of this charge related to other restructuring costs, consisting of lease and contract cancellations and the present value of idle leased space. As of December 31, 2004, the Company had made payments of approximately $14.7 million related to this restructuring plan, of which approximately $11.6 million related to severance and other employee related costs. During 2003, the Company eliminated an additional 151 positions related to this restructuring and as of December 31, 2004, 146 employees have been terminated and 4 employees have been transferred to other positions within the Company. The Company recorded pre-tax charges of $1.7 million and $7.0 million during 2004 and 2003, respectively, in accordance with Statement No. 146. These charges consisted of $7.7 million of employee related costs and $1.0 million related to contract cancellations. As of December 31, 2004, the Company had made payments of approximately $7.5 million related to this restructuring plan, of which approximately $6.4 million related to severance and other employee related costs. The liability balance for these activities was $1.2 million as of December 31, 2004. The plan is substantially complete.

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

Effective January 1, 2004, the Company adopted SOP 03-1 (see Note 1P – New Accounting Pronouncements). Upon adoption, the Company recorded a cumulative effect of change in accounting principle of $57.2 million, after-tax.

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

The following summarizes the liability for GMDB contracts reflected in the general account, as of December 31, 2004:

(In millions)
Balance at December 31, 2003	$26.2
Adoption of SOP 03-1	80.6

Balance at January 1, 2004	106.8
Provision for GMDB:
GMDB expense incurred	48.6
Volatility(1)	(12.9)

35.7
Claims, net of reinsurance:
Claims from policyholders	(71.2)
Claims ceded to reinsurers	67.3

(3.9)
GMDB reinsurance premium	(64.0)

Balance at December 31, 2004	$74.6

(1)	Volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality and other factors that are assumptions within the GMDB reserving model.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	78

The following information relates to the reserving methodology and assumptions for GMDB, which the Company has begun utilizing in response to SOP 03-1. These assumptions are consistent with those utilized in the Company’s calculation of its DAC asset.

•	The projection model used 1,000 stochastically generated market return scenarios.

•	The mean investment performance assumptions, prior to the consideration of mortality and expense fees, vary from approximately 5-10% depending on the underlying fund type. The long-term, aggregate, weighted average investment performance rate assumption is 8.06%, net of investment fees. This represents all separate account return assumptions weighted by account value at December 31, 2004.

•	The volatility assumption was 17% for equity funds; 4% for bond funds; and 1% for money market funds.

•	The mortality assumption was 75% of the 1994 GMDB table.

•	The full surrender rate assumption varies from 1-35% depending on contract type and policy duration. The aggregate projected full surrender rates for 2005 and 2006 are approximately 11% and 12%, respectively. (Full surrender rates do not include partial withdrawals or deaths). The partial withdrawal rate assumption was 3.25%.

•	The discount rate was 6.6%.

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death as of December 31, 2004 and 2003. The net amount at risk is the death benefit coverage in force or the amount that the Company would have to pay if all contractholders had died as of the specified date, and represents the excess of the guaranteed benefit over the fair value of the underlying investments.

DECEMBER 31	2004	2003
(In millions, except for contractholder information)
Net deposits paid
Account value	$1,228	$1,349
Net amount at risk	$57	$85
Average attained age of contractholders	66	65
Ratchet (highest historical account value at specified anniversary dates)
Account value	$2,024	$2,451
Net amount at risk	$185	$319
Average attained age of contractholders	64	63
Roll-up (net deposits accumulated at a specified rate)
Account value	$104	$108
Net amount at risk	$20	$21
Average attained age of contractholders	76	75
Higher of ratchet or roll-up
Account value	$7,049	$7,768
Net amount at risk	$1,676	$2,126
Average attained age of contractholders	71	70

Total of guaranteed benefits categorized above
Account value	$10,405	$11,676
Net amount at risk	$1,938	$2,551
Average attained age of contractholders (weighted by account value)	69	68
Number of contractholders	188,897	219,647

Guaranteed Minimum Income Benefit

Additionally, the Company issued variable annuity contracts with a guaranteed minimum income benefit (“GMIB”) feature. The GMIB liability recorded at January 1, 2004 was $4.1 million. As of December 31, 2004, the balance increased to $5.6 million with no benefits being paid out. The GMIB liability is determined by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

79	ALLMERICA FINANCIAL ANNUAL REPORT 2004

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

The balance of deferred sales inducements reclassified from DAC to other assets was $89.7 million on January 1, 2004. The balance of deferred sales inducements at December 31, 2004 was $72.9 million.

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

At December 31, 2004, the Company had the following variable annuities with guaranteed minimum returns:

Account value (in millions)	$90.3
Range of guaranteed minimum return rates	3.0 – 6.5%

Account balances of these contracts with guaranteed minimum returns were invested in variable separate accounts as follows:

December 31	2004
(In millions)
Asset Type
Fixed maturities	$104.7
Cash and cash equivalents	4.5

Total	$109.2

ALLMERICA FINANCIAL ANNUAL REPORT 2004	80

4. INVESTMENTS

A. Fixed Maturities and Equity Securities

The Company accounts for its investments in fixed maturities and equity securities, all of which are classified as available-for-sale, in accordance with the provisions of Statement No. 115.

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

DECEMBER 31	2004
(In millions)
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$617.6	$8.4	$3.5	$622.5
States and political subdivisions	1,130.6	52.1	2.1	1,180.6
Foreign governments	9.4	—	0.1	9.3
Corporate fixed maturities	4,345.8	199.7	17.9	4,527.6
Mortgage-backed securities	1,450.0	36.7	4.5	1,482.2

Total fixed maturities	$7,553.4	$296.9	$28.1	$7,822.2

Equity securities	$13.7	$3.4	$0.1	$17.0

DECEMBER 31	2003
(In millions)
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$679.7	$14.3	$6.4	$687.6
States and political subdivisions	1,290.0	56.2	3.5	1,342.7
Foreign governments	10.9	0.2	—	11.1
Corporate fixed maturities	4,192.4	242.4	33.4	4,401.4
Mortgage-backed securities	1,173.3	34.9	4.5	1,203.7

Total fixed maturities	$7,346.3	$348.0	$47.8	$7,646.5

Equity securities	$9.1	$6.3	$0.1	$15.3

(1)	Amortized cost for fixed maturities and cost for equity securities.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties were fully collateralized by cash and had a fair value of $269.3 million and $384.7 million, at December 31, 2004 and 2003, respectively. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability including in expenses and taxes payable.

In connection with AFLIAC’s voluntary withdrawal of its license in New York, AFLIAC agreed with the New York Department of Insurance in 1994 to maintain, through a custodial account in New York, a security deposit, the market value of which will equal 102% of all outstanding liabilities of AFLIAC for New York policyholders, claimants and creditors. During 2003, the New York Department of Insurance allowed AFLIAC to release assets on deposit due to the decrease in outstanding liabilities relating to the sale of the universal life insurance business in December 2002. At December 31, 2004, the amortized cost and fair value of the assets on deposit were $42.4 million and $45.1 million, respectively. At December 31, 2003, the amortized cost and fair value of assets on deposit in New York were $42.6 million and $46.4 million, respectively. In addition, fixed maturities, excluding those securities on deposit in New York, with an amortized cost of $128.2 million and $132.8 million were on deposit with various state and governmental authorities at December 31, 2004 and 2003, respectively. Fair values related to these securities were $134.3 million and $141.0 million at December 31, 2004 and 2003, respectively.

The Company enters into various reinsurance, derivative, and other arrangements that may require fixed maturities to be held as collateral. At December 31, 2004 and 2003, fixed maturities held as collateral had a fair value of $194.2 million and $282.2 million, respectively.

There were no contractual investment commitments at December 31, 2004.

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

DECEMBER 31	2004
(In millions)
	Amortized Cost	Fair Value
Due in one year or less	$692.4	$700.0
Due after one year through five years	1,693.5	1,750.2
Due after five years through ten years	2,578.4	2,682.1
Due after ten years	2,589.1	2,689.9

Total	$7,553.4	$7,822.2

81	ALLMERICA FINANCIAL ANNUAL REPORT 2004

B. Mortgage Loans and Real Estate

The Company’s mortgage loans are diversified by property type and location. Mortgage loans are collateralized by the related properties and generally do not exceed 75% of the property’s value at the time of origination. No mortgage loans were originated during 2004 and 2003. The carrying values of mortgage loans, net of applicable reserves, were $114.8 million and $175.1 million at December 31, 2004 and 2003, respectively. Reserves for mortgage loans were $1.5 million and $1.8 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, no real estate was held in the Company’s investment portfolio. At December 31, 2003, the Company held one real estate investment with a carrying value of $4.3 million that was acquired through the foreclosure of a mortgage loan. This foreclosure represents the only non-cash mortgage activity in 2003. This investment was sold in 2004 for $4.1 million.

There were no contractual commitments to extend credit under commercial mortgage loan agreements at December 31, 2004

Mortgage loan investments comprised the following property types and geographic regions:

DECEMBER 31	2004	2003
(In millions)
Property type:
Office building	$51.2	$91.7
Industrial / warehouse	29.9	42.1
Retail	28.8	36.3
Residential	6.4	6.6
Other	—	0.2
Valuation allowances	(1.5)	(1.8)

Total	$114.8	$175.1

Geographic Region:
Pacific	$38.1	$45.8
South Atlantic	32.6	39.7
East North Central	25.9	27.3
New England	12.5	43.7
Middle Atlantic	2.0	6.1
West South Central	0.9	6.1
Other	4.3	8.2
Valuation allowances	(1.5)	(1.8)

Total	$114.8	$175.1

At December 31, 2004, scheduled mortgage loan maturities were as follows: 2005 - $8.9 million; 2006 - $15.2 million; 2007 - $3.5 million; 2008 - $7.1 million; 2009 - $10.7 million and $69.4 million thereafter. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. During 2004, the Company did not refinance any mortgage loans based on terms that differed from current market rates.

Mortgage loans investment valuation allowances of $1.5 million and $1.8 million at December 31, 2004 and 2003, respectively, have been deducted in arriving at investment carrying values as presented in the Consolidated Balance Sheets. There were no impaired loans or related reserves as of December 31, 2004 and 2003. There was no interest income received in 2004 and 2003 related to impaired loans.

C. Derivative Instruments

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by foreign currency, equity market and interest rate volatility. As a result of the Company’s issuance of trust instruments supported by funding obligations denominated in foreign currencies, as well as its investment in securities denominated in foreign currencies, the Company’s operating results are exposed to changes in exchange rates between the U.S. dollar, the Japanese Yen, the British Pound, and the Euro. The Company uses foreign currency exchange swaps, futures, and options to mitigate the short-term effect of changes in currency exchange rates and to manage the risk of cash flow variability. Additionally, in prior years, the Company had floating rate funding agreements that were matched with fixed rate securities, which exposed the Company’s cash flows to changes in interest rates. The Company used derivative financial instruments, primarily foreign currency exchange swaps, interest rate swaps, and futures contracts, with indices that correlated to balance sheet instruments, to modify its indicated net interest sensitivity to levels deemed to be appropriate. Prior to September 2002, the Company used exchange traded futures contracts to hedge against interest rate risk on anticipated sales of GICs and other funding agreements. The Company was exposed to interest rate risk from the time of sale of the GIC until the receipt of deposit and purchase of the underlying asset to back the liability. Finally, the Company is exposed to changes in the equity market due to increases in GMDB reserves that result from declines in the equity market. The Company uses exchange traded equity market futures contracts to reduce the volatility in statutory capital reserves from the effects of the equity market movements.

The operations of the Company are subject to risks resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are paid, withdrawn, mature or re-price in specified periods. The principal objective of the Company’s asset/liability management activities is to provide maximum levels of net investment income, while maintaining acceptable levels of

ALLMERICA FINANCIAL ANNUAL REPORT 2004	82

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

By using derivative instruments, the Company is exposed to credit risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain (including any accrued receivable) in a derivative. The Company regularly assesses the financial strength of the counterparties and generally enters into derivative instruments with counterparties rated “A” or better by nationally recognized rating agencies. Depending on the nature of the derivative transaction, the Company maintains bilateral Collateral Standardized Arrangements (“CSA”) with each counterparty. In general, the CSA sets a minimum threshold of exposure that must be collateralized, although thresholds may vary by CSA. The Company’s counterparties held collateral, in the form of cash, bonds and U.S. Treasury notes, of $94.8 million and $71.6 million at December 31, 2004 and 2003, respectively.

Management monitors the Company’s derivative activities by reviewing portfolio activities and risk levels. Management also oversees all derivative transactions to ensure that the types of transactions entered into and the results obtained from those transactions are consistent with both the Company’s risk management strategy and with Company policies and procedures.

D. Cash Flow Hedges

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

The Company also may enter into various types of derivatives to hedge exposure to interest rate fluctuations. Specifically, for floating rate funding agreement liabilities that are matched with fixed rate securities, the Company may manage the risk of cash flow variability by hedging with interest rate swap contracts. Under these swap contracts, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated on an agreed-upon notional principal amount.

Further, the Company also may use U.S. Treasury Note futures to hedge against interest rate fluctuations associated with the reinvestment of fixed maturities by purchasing long and selling short futures contracts on margin. The Company is exposed to interest rate risk on reinvestments of fixed maturities from the time of maturity until the purchase of new fixed maturities. Additionally, prior to September 2002, the Company used exchange traded futures contracts to hedge against interest rate fluctuations associated with the sale of GICs and other funding agreements. The Company was exposed to interest rate risk from the time of the sale of the GIC until receipt of the deposit and purchase of the underlying asset to back the liability.

The Company recognized no gains or losses in 2004 related to ineffective cash flow hedges. However, the Company recognized a net loss of $9.0 million in 2003, representing the ineffectiveness of all cash flow hedges, related to ineffective futures and options contracts, which are reported in other income in the Consolidated Statements of Income. For the year ended December 31, 2002, the Company recognized a net gain of $37.7 million, representing the total ineffectiveness on all cash flow hedges, of which $37.6 million related to ineffective swap contracts which were reported in losses (gains) on derivative instruments in the Consolidated Statements of Income and $0.1 million related to ineffectiveness of futures and options contracts and were reported in other income in the Consolidated Statements of Income. The $37.6 million of gains on ineffective swap contracts in 2002 included $35.8 million of losses that were reclassified from losses (gains) on derivative instruments to net realized investment gains (losses) in the Consolidated Statements of Income. These accumulated losses had originally been recorded during the fourth quarter of 2001 as losses (gains) on derivative instruments in the Consolidated Statements of Income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

83	ALLMERICA FINANCIAL ANNUAL REPORT 2004

As of December 31, 2004, $55.5 million of the deferred net gains on derivative instruments accumulated in other comprehensive income could be recognized in earnings during the next twelve months depending on the forward interest rate and currency rate environment. Transactions and events that are expected to occur over the next twelve months and will necessitate reclassifying to earnings these derivatives gains (losses) include: the interest payments (receipts) on foreign denominated trust instruments supported by funding obligations and foreign securities; the possible repurchase of other funding agreements; and the anticipated reinvestment of fixed maturities. The maximum term over which the Company is hedging its exposure to the variability of future cash flows, for all forecasted transactions, excluding interest payments on variable-rate funding agreements, is twelve months.

E. Trading Activities

During the fourth quarter of 2003, the Company began using exchange traded equity futures contracts to economically hedge increased GMDB reserves which could arise from declines in the equity market. The hedge is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements. The GMDB hedges do not qualify for hedge accounting under Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement No. 133”). Additionally, the Company entered into equity-linked swap contracts which are economic hedges but do not qualify for hedge accounting under Statement No. 133. These products are linked to specific equity-linked liabilities on the balance sheet. Under the equity-linked swap contracts, the Company agrees to exchange, at specific intervals, the difference between fixed and floating rate interest amounts calculated on an agreed upon notional amount. The final payment at maturity will include the appreciation, if any, of a basket of specific equity indices. Finally, the Company also entered into insurance portfolio-linked and other swap contracts for investment purposes. These products were not linked to specific assets and liabilities on the balance sheet or to a forecasted transaction, and therefore did not qualify for hedge accounting. Under the insurance portfolio-linked swap contracts, the Company agreed to exchange cash flows according to the performance of a specified underwriter’s portfolio of insurance business. Under the other swap contracts entered into for investment purposes, the Company agreed to exchange the differences between fixed and floating interest amounts calculated on an agreed upon notional principal amount.

During 2004, the Company recognized a net loss of $18.3 million on all trading derivatives. In 2003 and 2002, the Company recognized net gains of $3.9 million and $10.9 million, respectively on all trading derivatives. The net loss recognized in 2004 included $25.1 million in losses recorded within other operating expenses in the Consolidated Statements of Income related to the GMDB hedges. Additionally, the net loss in 2004 included $7.4 million of net gains representing the ineffectiveness on equity-linked swap contracts, which were recorded in other income in the Consolidated Statements of Income. Further, the 2004 net loss also included a $0.6 million loss related to embedded derivatives on equity-linked trust instruments supported by funding obligations, which was reported in losses (gains) on derivative instruments in the Consolidated Statements of Income. The net gain recognized in 2003 included $14.0 million of net gains representing the ineffectiveness on equity-linked swap contracts, which was recorded in other income in the Consolidated Statements of Income. Additionally, the net gain in 2003 included $8.4 million in losses recorded within losses (gains) on derivative instruments in the Consolidated Statements of Income related to the GMDB hedges. Further, the 2003 net gain also included a $1.7 million loss related to embedded derivatives on equity-linked trust instruments supported by funding obligations, which is reported in losses (gains) on derivative instruments in the Consolidated Statements of Income. The net gain of $10.9 million in 2002 represents the total ineffectiveness on equity-linked swap contracts and the embedded derivative on the equity-linked trust instruments supported by funding obligations. These amounts were reported in losses (gains) on derivative instruments and other income in the Consolidated Statements of Income.

As of December 31, 2001, the Company no longer held insurance portfolio-linked swap contracts, although final payment related to this contract was recorded in 2002, in accordance with contract terms. Net realized investment gains related to insurance portfolio-linked contracts were $2.1 million for the year ended December 31, 2002.

As of December 31, 2002, the Company no longer held any other swap contracts for investment purposes. The net decrease in net investment income related to these contracts was $0.4 million for the year ended December 31, 2002.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	84

F. Unrealized Gains and Losses

Unrealized gains and losses on available-for-sale, other securities, and derivative instruments are summarized as follows:

FOR THE YEARS ENDED DECEMBER 31	2004
(In millions)
2004	Fixed Maturities(1)	Equity Securities And Other(2)	Total
Net appreciation, beginning of year	$86.4	$3.0	$89.4
Net depreciation on available-for-sale securities and derivative instruments	(8.3)	(1.2)	(9.5)
Net appreciation from the effect on deferred policy acquisition costs and on policy liabilities	5.9	—	5.9
Benefit for deferred federal income taxes	0.9	0.4	1.3

	(1.5)	(0.8)	(2.3)

Net appreciation, end of year	$84.9	$2.2	$87.1

2003
Net appreciation, beginning of year	$76.8	$6.6	$83.4
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	10.9	(5.5)	5.4
Net appreciation from the effect on deferred policy acquisition costs and on policy liabilities	3.8	—	3.8
(Provision) benefit for deferred federal income taxes	(5.1)	1.9	(3.2)

	9.6	(3.6)	6.0

Net appreciation, end of year	$86.4	$3.0	$89.4

2002
Net appreciation, beginning of year	$23.7	$4.7	$28.4
Net appreciation on available-for-sale securities and derivative instruments	121.0	2.9	123.9
Net depreciation from the effect on deferred policy acquisition costs and on policy liabilities	(39.3)	—	(39.3)
Provision for deferred federal income taxes	(28.6)	(1.0)	(29.6)

	53.1	1.9	55.0

Net appreciation, end of year	$76.8	$6.6	$83.4

(1)	Fixed maturities include after-tax net appreciation (depreciation) on derivative instruments of $20.0 million, $(4.7) million and $(38.0) million in 2004, 2003 and 2002, respectively. Balances at December 31, 2004, 2003 and 2002 include after-tax net depreciation from derivative instruments of $50.5 million, $70.5 million and $65.8 million, respectively.

(2)	Equity securities and other at December 31, 2004, 2003 and 2002 include after-tax net appreciation (depreciation) on other assets of $1.1 million, $(2.9) million, and $0.1 million, respectively.

G. Securities in a Continuous Unrealized Loss Position

The following table provides information about the Company’s fixed maturities and equity securities that have been continuously in an unrealized loss position at December 31, 2004 and 2003:

DECEMBER 31	2004		2003
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities (1):
0-6 months	$4.2	$652.7	$17.8	$1,023.5
7-12 months	6.1	332.0	15.7	331.7
Greater than 12 months	15.5	425.4	4.9	96.3

Total investment grade fixed maturities	25.8	1,410.1	38.4	1,451.5
Below investment grade fixed maturities (2):
0-6 months	0.4	36.9	1.2	38.5
7-12 months	1.9	20.3	2.5	8.2
Greater than 12 months	—	1.0	5.7	37.1

Total below investment grade fixed maturities	2.3	58.2	9.4	83.8
Equity securities	0.1	0.7	0.1	1.8

Total fixed maturities and equity securities	$28.2	$1,469.0	$47.9	$1,537.1

(1)	Includes gross unrealized losses for investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states, and political subdivisions of $5.5 million and $9.9 million at December 31, 2004 and 2003, respectively.

(2)	At December 31, 2004 and 2003, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s, or Moody’s.

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

85	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Company’s ability and intent to hold the investment. As a result of this review, the Company has concluded that the gross unrealized losses of fixed maturities and equity securities are temporary.

H. Other

At December 31, 2004, the Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for investments with Federal Home Loan Mortgage Corporation with a fair value of $669.3 million, Federal National Mortgage Association with a fair value of $474.0 million and Morgan Stanley Dean Witter Capital I with a fair value of $270.5 million. At December 31, 2003, the Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for investments with Federal National Mortgage Association with a fair value of $504.9 million and Federal Home Loan Mortgage Corporation with a fair value of $360.4 million.

5. INVESTMENT INCOME AND GAINS AND LOSSES

A. Net Investment Income

The components of net investment income were as follows:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Fixed maturities	$416.7	$424.9	$567.9
Equity securities	2.1	1.0	1.6
Mortgage loans	12.2	19.3	23.9
Policy loans	17.7	18.8	24.8
Derivative instruments	(21.3)	(5.9)	(37.7)
Other long-term investments	(3.7)	4.1	14.0
Short-term investments	2.1	2.7	9.5

Gross investment income	425.8	464.9	604.0
Less investment expenses	(11.3)	(9.2)	(13.8)

Net investment income	$414.5	$455.7	$590.2

The Company had fixed maturities with a carrying value of $29.8 million and $28.6 million on non-accrual status at December 31, 2004 and 2003, respectively. The Company had no mortgage loans on non-accrual status at December 31, 2004 or 2003. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the investments, was a reduction in net investment income of $6.0 million, $7.6 million, and $19.9 million in 2004, 2003, and 2002, respectively.

The payment terms of mortgage loans may from time to time be restructured or modified. There were no restructured mortgage loans at December 31, 2004 and 2003.

There were no mortgage loans which were non-income producing at December 31, 2004 and 2003. However, the Company had non-income producing fixed maturities with a carrying value of $13.9 million and $15.1 million at December 31, 2004 and 2003, respectively.

Included in other long-term investments are losses from limited partnerships of $0.3 million in 2004, and income of $4.1 million and $5.3 million in 2003 and 2002, respectively.

B. Net Realized Investment Gains and Losses

Realized gains (losses) on investments were as follows:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Fixed maturities	$33.1	$27.5	$(110.8)
Equity securities	4.5	(1.2)	1.3
Mortgage loans	0.3	0.9	1.0
Derivative instruments	(8.7)	(4.3)	(53.1)
Other long-term investments	(0.5)	1.2	(0.7)

Net realized investment gains (losses)	$28.7	$24.1	$(162.3)

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales were as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2004	Proceeds from Voluntary Sales	Gross Gains	Gross Losses
Fixed maturities	$843.9	$28.1	$6.1
Equity securities	$11.3	$4.9	$0.3

2003
Fixed maturities	$1,490.7	$96.1	$15.5
Equity securities	$47.6	$2.1	$—

2002
Fixed maturities	$3,128.9	$152.7	$40.4
Equity securities	$13.4	$13.0	$0.1

The Company recognized losses of $7.0 million, $61.6 million and $238.5 million in 2004, 2003, and 2002, respectively, related to other-than-temporary impairments of fixed maturities and other securities. In addition, in 2002, the Company transferred approximately $550 million of investment assets, with an amortized cost of $525 million, to settle net payables related to the sale of the Company’s universal life insurance business (see Note 2 – Significant Transactions). Of this amount, approximately $100 million was cash; the remaining balance was settled through the transfer of fixed maturities and policy loans.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	86

C. Other Comprehensive Income Reconciliation

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Unrealized (depreciation) appreciation on available-for-sale securities:
Unrealized holding gains arising during period, (net of income tax expense of $1.1 million, $15.3 million and $11.4 million in 2004, 2003 and 2002)	$1.9	$28.4	$21.1
Less: reclassification adjustment for gains (losses) included in net income (net of income tax expense (benefit) of $13.1 million, $9.6 million and $(38.7) million in 2004, 2003 and 2002)	24.2	17.7	(71.9)

Total available-for-sale securities	(22.3)	10.7	93.0

Unrealized appreciation (depreciation) on derivative instruments:
Unrealized holding gains arising during period, (net of income tax expense of $11.7 million, $10.7 million and $4.7 million in 2004, 2003 and 2002)	21.9	19.9	8.9
Less: reclassification adjustment for gains included in net income (net of income tax expense of $1.0 million, $13.2 million and $25.2 million in 2004, 2003 and 2002)	1.9	24.6	46.9

Total derivative instruments	20.0	(4.7)	(38.0)

Net unrealized (depreciation) appreciation on investments	$(2.3)	$6.0	$55.0

6. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about certain financial instruments (insurance contracts, real estate, goodwill and taxes are excluded) for which it is practicable to estimate such values, whether or not these instruments are included in the balance sheet. The fair values presented for certain financial instruments are estimates which, in many cases, may differ significantly from the amounts that could be realized upon immediate liquidation.

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

87	ALLMERICA FINANCIAL ANNUAL REPORT 2004

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

Long-term Debt

The fair value of long-term debt was estimated based on quoted market prices, if available. If a quoted market price is not available, fair values are estimated using independent pricing sources.

The estimated fair values of the financial instruments were as follows:

DECEMBER 31	2004		2003
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$486.5	$486.5	$778.1	$778.1
Fixed maturities	7,822.2	7,822.2	7,646.5	7,646.5
Equity securities	17.0	17.0	15.3	15.3
Mortgage loans	114.8	133.9	175.1	183.6
Policy loans	256.4	256.4	268.0	268.0
Derivative instruments	72.9	72.9	36.5	36.5

	$8,769.8	$8,788.9	$8,919.5	$8,928.0

Financial Liabilities
Guaranteed investment contracts	$30.0	$31.2	$207.5	$217.0
Derivative instruments	12.3	12.3	27.2	27.2
Supplemental contracts without life contingencies	75.4	75.4	73.7	73.7
Dividend accumulations	86.1	86.1	87.1	87.1
Other individual contract deposit funds	44.1	44.1	51.1	51.1
Other group contract deposit funds	38.6	38.3	162.2	165.3
Individual annuity contracts – general account	1,156.1	1,121.3	1,193.7	1,150.3
Trust instruments supported by funding obligations	1,126.0	1,128.2	1,200.3	1,210.8
Long-term debt	508.8	552.3	499.5	497.0

	$3,077.4	$3,089.2	$3,502.3	$3,479.5

ALLMERICA FINANCIAL ANNUAL REPORT 2004	88

7. CLOSED BLOCK

Summarized financial information of the Closed Block as of December 31, 2004 and 2003 and for the periods ended December 31, 2004, 2003 and 2002 is as follows:

DECEMBER 31	2004	2003
(In millions)
Assets
Fixed maturities, at fair value (amortized cost of $505.3 and $496.2)	$535.1	$523.4
Mortgage loans	31.4	40.7
Policy loans	144.4	156.1
Cash and cash equivalents	20.1	9.4
Accrued investment income	11.4	12.3
Deferred policy acquisition costs	4.4	6.1
Deferred federal income taxes	8.0	7.6
Other assets	2.6	4.9

Total assets	$757.4	$760.5

Liabilities
Policy liabilities and accruals	$726.1	$749.9
Policyholder dividends	64.9	62.8
Other liabilities	10.6	2.6

Total liabilities	$801.6	$815.3

Excess of Closed Block liabilities over assets designated to the Closed Block	$44.2	$54.8
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax benefits of $5.9 and $5.5 million	(11.0)	(10.2)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$33.2	$44.6

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Revenues
Premiums and other income	$38.7	$40.8	$46.2
Net investment income	43.0	46.4	51.3
Net realized investment gains (losses)	—	2.3	(8.3)

Total revenues	81.7	89.5	89.2

Benefits and expenses
Policy benefits	68.8	80.7	79.4
Policy acquisition expenses	1.7	2.2	2.2
Other operating expenses	0.1	0.2	0.7

Total benefits and expenses	70.6	83.1	82.3

Contribution from the Closed Block	$11.1	$6.4	$6.9

Cash flows
Cash flows from operating activities:
Contribution from the Closed Block	$11.1	$6.4	$6.9
Adjustment for net realized investment (gains) losses	—	(2.3)	8.3
Change in:
Deferred policy acquisition costs	1.7	2.1	2.2
Policy liabilities and accruals	(25.6)	(15.0)	(31.2)
Expenses and taxes payable	(0.3)	(21.2)	9.6
Other, net	4.3	(0.8)	(1.3)

Net cash used in operating activities	(8.8)	(30.8)	(5.5)

Cash flows from investing activities:
Sales, maturities and repayments of investments	67.9	136.2	176.1
Purchases of investments	(60.1)	(107.6)	(194.2)
Policy loans	11.7	11.3	14.7

Net cash provided by (used in) investing activities	19.5	39.9	(3.4)

Net increase (decrease) in cash and cash equivalents	10.7	9.1	(8.9)
Cash and cash equivalents, beginning of year	9.4	0.3	9.2

Cash and cash equivalents, end of year	$20.1	$9.4	$0.3

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

89	ALLMERICA FINANCIAL ANNUAL REPORT 2004

8. DEBT

Long-term debt consisted of the following:

DECEMBER 31	2004	2003
(In millions)
Debt related to junior subordinated debentures	$309.3	$—
Mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company	—	300.0
Senior debentures (unsecured)	199.5	199.5

	$508.8	$499.5

In 2004, as discussed in more detail in Note 1M – Junior Subordinated Debentures and Note 1P – New Accounting Pronouncements, in accordance with the provisions of FIN 46, the Company deconsolidated its subsidiary business trust that issued mandatorily redeemable preferred securities to investors, which were irrevocably and unconditionally guaranteed by the Company. The debt issued by the Company to the trust, previously eliminated in consolidation, is now included in debt related to junior subordinated debentures. Prior to July 1, 2003, the preferred securities issued by this trust were classified as a separate line item in the mezzanine level of the Company’s Consolidated Balance Sheets and referred to as mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company. In accordance with Statement No. 150, the borrowings from this trust were required to be reclassified to and are now reported as long-term debt on the Company’s Consolidated Balance Sheets.

AFC Capital Trust I issued $300.0 million of preferred securities in 1997, the proceeds of which were used to purchase junior subordinated debentures issued by the Company. Coincident with the issuance of the preferred securities, the Company issued $9.3 million of junior subordinated debentures to purchase all of the common stock of AFC Capital Trust I. These junior subordinated debentures have a face value of $309.3 million, pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027. The preferred securities and common stock pay cumulative dividends semi-annually at 8.207%. The preferred securities are subject to certain restrictive covenants, with which the Company is in compliance.

Senior debentures of the Company have a $200.0 million face value, pay interest semi-annually at a rate of 7 5/8% and mature on October 16, 2025. The senior debentures are subject to certain restrictive covenants, including limitations on issuance or disposition of stock of restricted subsidiaries and limitations on liens. The Company is in compliance with all covenants.

The Company had $150.0 million available under a committed syndicated credit agreement, which expired on May 23, 2003 and was not renewed. The Company had no commercial paper borrowings as of December 31, 2004 and does not anticipate utilizing commercial paper in 2005.

Interest expense was $40.6 million, $39.9 million and $17.1 million in 2004, 2003 and 2002, respectively. Interest expense included $15.3 million related to the Company’s senior debentures for each year. In 2004, interest expense also included $25.3 million related to the junior subordinated debentures, while the interest expense in 2003 of $24.6 million reflects expense associated with the mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company. As a result of the adoption of Statement No. 150 in 2003, preferred dividends related to these securities were required to be reflected as a component of interest expense. In 2002, these costs were reflected as minority interest. These preferred dividends were not permitted to be reclassified for periods prior to 2003. There was no interest expense related to borrowings under the credit agreements in 2003 and 2002. All interest expense is recorded in other operating expenses.

9. FEDERAL INCOME TAXES

Provisions for federal income taxes have been calculated in accordance with the provisions of Statement No. 109. A summary of the federal income tax expense (benefit) in the Consolidated Statements of Income is shown below:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Federal income tax expense (benefit) :
Current	$1.7	$(5.4)	$(6.8)
Deferred	2.5	(2.0)	(228.0)

	$4.2	$(7.4)	$(234.8)

The federal income tax expense (benefit) attributable to the consolidated results of operations is different from the amount determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Expected federal income tax expense (benefit)	$65.4	$27.8	$(182.4)
Prior years’ federal income tax settlement	(30.4)	—	(11.6)
Tax-exempt interest	(15.1)	(17.9)	(24.3)
Dividend received deduction	(11.4)	(12.9)	(12.9)
Tax credits	(5.5)	(4.5)	(10.8)
Changes in other tax estimates	3.2	(2.8)	6.1
Stock-based compensation	—	2.1	—
Other, net	(2.0)	0.8	1.1

Federal income tax expense (benefit)	$4.2	$(7.4)	$(234.8)

ALLMERICA FINANCIAL ANNUAL REPORT 2004	90

Following are the components of the Company’s deferred tax assets and liabilities.

DECEMBER 31	2004	2003
(In millions)
Deferred tax (assets) liabilities
Insurance reserves	$(383.7)	$(374.8)
Deferred acquisition costs	259.9	293.2
Tax credit carryforwards	(184.9)	(150.7)
Employee benefit plans	(107.2)	(81.7)
Loss carryforwards	(39.4)	(115.6)
Deferred sales inducements	25.5	31.4
Software capitalization	19.3	22.0
Discontinued operations	(16.6)	(18.6)
Investments, net	10.7	21.1
Bad debt reserves	(3.4)	(4.4)
Restructuring reserves	(2.0)	(7.5)
Other, net	6.7	4.6

Deferred tax asset, net	$(415.1)	$(381.0)

Gross deferred income tax assets totaled approximately $1.5 billion and $1.4 billion at December 31, 2004 and 2003, respectively. Gross deferred income tax liabilities totaled approximately $1.1 billion and $1.0 billion at December 31, 2004 and 2003, respectively.

The Company believes, based on objective evidence, the deferred tax assets will be realized. At December 31, 2004, there were available alternative minimum tax credit carryforwards, low income housing credit carryforwards and foreign tax credit carryforwards of $124.5 million, $56.2 million and $4.2 million, respectively. The alternative minimum tax credit carryforwards have no expiration date, the low income housing credit carryforwards will expire beginning in 2018 and the foreign tax credit carryforward will expire beginning in 2013. At December 31, 2004, the Company has net operating loss carryforwards of $98.9 million which begin to expire in 2016. The Company also has capital loss carryforwards of $13.7 million which expire in 2008.

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

10. PENSION PLANS

Defined Benefit Plans

Prior to 2005, AFC provided retirement benefits to substantially all of its employees under defined benefit pension plans. These plans were based on a defined benefit cash balance formula, whereby the Company annually provided an allocation to each covered employee based on a percentage of that employee’s eligible salary, similar to a defined contribution plan arrangement. In addition to the cash balance allocation, certain transition group employees, who had met specified age and service requirements as of December 31, 1994, were eligible for a grandfathered benefit based primarily on the employees’ years of service and compensation during their highest five consecutive plan years of employment. The Company’s policy for the plans is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”).

As of January 1, 2005, the defined benefit pension plans were frozen and the Company enhanced its defined contribution 401(k) plan. No further cash balance allocations will be credited for plan years beginning on or after January 1, 2005. In addition, grandfathered benefits are frozen at January 1, 2005 levels with an annual transition pension adjustment calculated at an interest rate equal to 5% per year, up to 35 years of completed service, and 3% thereafter. As a result of these actions, the Company recognized a curtailment gain of $1.0 million in 2004. The changes to the 401(k) plan are discussed in detail below.

Assumptions

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

91	ALLMERICA FINANCIAL ANNUAL REPORT 2004

The Company utilizes a measurement date of December 31st to determine its pension benefit obligations. Weighted-average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2004	2003	2002
(In millions)
Discount rate	5.63%	5.875%	6.25%
Rate of compensation increase (1)	NA	4.00%	4.00%
Cash balance allocation (1)	NA	5.00%	3.00%
Cash balance interest crediting rate	5.00%	5.00%	6.00%

(1)	As a result of the aforementioned decision to freeze the defined benefit plans, pension benefit obligations will not be affected by future compensation increases and there will be no further cash balance allocations.

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted-average assumptions used to determine net periodic pension costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Discount rate	5.875%	6.25%	6.875%
Expected return on plan assets	8.50%	8.50%	9.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Cash balance allocation	5.50%	5.00%	3.00%
Cash balance interest crediting rate	5.00%	6.00%	7.00%

The expected rate of return was determined by using historical mean returns, adjusted for certain factors believed to have an impact on future returns. Specifically, the Company expects the equity market returns will be in the high single digit range and has adjusted the historical mean returns downward to reflect this expectation. Also, the Company decreased its fixed income mean return from historical levels based on its expectation of modest increases in interest rates, slightly offsetting the coupon return. The adjusted mean returns were weighted to the plan’s actual asset allocation at December 31, 2003, resulting in an expected rate of return on plan assets for 2004 of 8.50%.

Plan Assets

The Company utilizes a target allocation strategy, focusing on creating a mix of assets to generate growth in equity, as well as managing expenses and contributions. Various factors were taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. The Company has determined that the optimal investment strategy is to have a target mix of 72% of its plan assets in equity securities and 28% in fixed income securities and money market funds. The target allocations and actual invested asset allocations for 2004 and 2003 for the Company’s plan assets are as follows:

DECEMBER 31	TARGET LEVELS	2004	2003
Equity securities:
Domestic	47%	41.91%	43.35%
International	20%	20.42%	20.19%
AFC Common Stock	5%	7.88%	7.41%

Total equity securities	72%	70.21%	70.95%

Fixed maturities	26%	29.38%	28.73%
Money market funds	2%	0.41%	0.32%

Total fixed maturities and money market funds	28%	29.79%	29.05%

Total assets	100%	100.00%	100.00%

During the fourth quarter of 2003, a portion of the plan assets were transferred from separate investment accounts of FAFLIC to non-affiliated commingled pools. At December 31, 2004 and 2003, approximately 67% and 66% respectively, of plan assets were invested in these commingled pools. Prior to 2003, plan assets were invested primarily in various separate accounts and the general account of FAFLIC. Equity securities include 796,462 shares of AFC common stock at December 31, 2004 and 2003 with a market value of $26.1 million and $24.5 million, respectively.

Obligations and Funded Status

The following table is a reconciliation of the beginning and ending balances of the benefit obligations and the fair value of plan assets. At December 31, 2004 and 2003, the projected benefit obligations exceeded the plans’ assets. Changes in the minimum pension liability are reflected as an adjustment to accumulated other comprehensive income and are primarily comprised of the difference between the present value of accumulated benefit obligations and the market value of assets funding the plan. At December 31, 2004 and 2003, the Company had $129.4 million and $112.8 million in accumulated other comprehensive income related to its minimum pension liability. As such, during 2004 the Company recorded an increase in the minimum pension liability of $16.6 million, while in 2003, the Company recorded a decrease of $73.1 million. These changes in the liability are primarily the result of fluctuations in the market value of assets held by the plan due to general shifts in the equity market, as well as changes in plan assumptions.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	92

DECEMBER 31	2004	2003
(In millions)
Accumulated benefit obligation	$559.7	$512.3

Change in benefit obligation:
Projected benefit obligation, beginning of year	$522.5	$525.4
Service cost – benefits earned during the year	11.1	11.8
Interest cost	31.2	30.4
Actuarial losses (gains)	28.4	(14.0)
Benefits paid	(33.5)	(31.1)

Projected benefit obligation, end of year	559.7	522.5

Change in plan assets:
Fair value of plan assets, beginning of year	330.7	269.0
Actual return on plan assets	28.9	64.5
Company contribution	5.8	28.3
Benefits paid	(33.5)	(31.1)

Fair value of plan assets, end of year	331.9	330.7

Funded status of the plan	(227.8)	(191.8)
Unrecognized transition obligation	(10.5)	(12.8)
Unamortized prior service cost	(0.1)	(8.3)
Unrecognized net actuarial losses	138.7	137.4
Additional minimum pension liability	(129.4)	(112.8)

Net pension liability	$(229.1)	$(188.3)

As a result of the Company’s merger with Allmerica P&C in 1997, certain pension liabilities were reduced to reflect their fair value as of the merger date. These pension liabilities were reduced by $1.9 million and $3.3 million in 2004 and 2003, respectively, which reflects fair value, net of applicable amortization. In addition to the net pension liability, the Company recorded $0.6 million in intangible assets related to its non-qualified plans in 2003. There were no intangible assets as of December 31, 2004.

Components of net periodic pension cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Service cost – benefits earned during the year	$11.1	$11.8	$11.1
Interest cost	31.2	30.4	32.6
Expected return on plan assets	(27.0)	(22.4)	(33.4)
Recognized net actuarial loss	21.5	28.9	11.3
Amortization of transition asset	(2.2)	(2.2)	(2.2)
Amortization of prior service cost	(2.9)	(3.0)	(2.6)
Curtailment (gain) loss and special termination benefits	(1.0)	0.7	5.4

Net periodic pension cost	$30.7	$44.2	$22.2

The curtailment gain in 2004 is due to the aforementioned decision to freeze the defined benefit pension plans and primarily reflects the elimination of unrecognized prior service cost. The curtailment loss in 2003 of $0.7 million is the result of the Life Companies VeraVest restructuring effort in the fourth quarter of 2003 (see Note 2 – Significant Transactions). The curtailment loss primarily reflects the elimination of future expected years of service for those home office participants terminated as a result of the VeraVest restructuring. The curtailment loss and special termination benefits in 2002 of $4.3 million and $1.1 million, respectively, relate to the 2002 Life Companies restructuring (see Note 2 – Significant Transactions). The curtailment loss primarily reflects the elimination of future expected years of service for agents terminated pursuant to the 2002 Life Companies restructuring, while special termination benefit costs reflect acceleration of retirement criteria under the plan for transition group participants terminated due to the restructuring.

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the market value of plan assets are amortized as a component of net periodic pension cost over five years.

Contributions

The Company is required to contribute $0.9 million to its qualified pension plan in 2005 in order to fund its minimum obligation in accordance with ERISA. In addition, the Company expects to contribute $1.9 million to its non-qualified pension plans to fund 2005 benefit payments. At this time, no discretionary contributions are expected to be made to the plans in 2005.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

(In millions)	2005	2006	2007	2008	2009	2010-2014
Qualified pension plan	$27.9	$28.4	$30.2	$31.2	$31.3	$182.1
Non-qualified pension plan	$1.9	$2.1	$2.2	$2.4	$2.3	$11.4

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2004.

Defined Contribution Plans

In addition to the defined benefit plans, AFC provides a defined contribution 401(k) plan for its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage determined annually by the Board of Directors. During 2004, 2003 and 2002, the Company matched 50% of employees’ contributions up to 6.0% of eligible compensation. The total expense related to this plan was $5.2 million, $5.4 million, and $5.0 million in 2004, 2003 and 2002, respectively.

93	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Effective January 1, 2005, coincident with the aforementioned decision to freeze the defined benefit plans, the Company enhanced its 401(k) plan to match 100% of employees’ 401(k) plan contributions up to 5% of eligible compensation. Additionally, the Company will make an annual contribution to employees’ accounts which is equal to 3% of the employee’s compensation. This annual contribution will be made regardless of whether the employee contributes to the plan, as long as the employee is employed on the last day of the year.

In addition, the Company also has a defined contribution plan for substantially all of its former Life Companies agents. The Company recognized expenses in 2003 and 2002 of $1.1 million and $3.1 million, respectively, related to this plan. There was no expense recognized in 2004 related to this plan. The termination of all agent contracts as of December 31, 2002 pursuant to the Life Companies restructuring (see Note 2 – Significant Transactions) resulted in a decrease in the expense in 2003. There will be no future agent or employer contributions to this plan.

11. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company’s pension plans, the Company currently provides postretirement medical and death benefits to certain full-time employees, former agents, retirees and their dependents, under welfare benefit plans sponsored by FAFLIC. Generally, active employees become eligible with at least 15 years of service after the age of 40. Former agents of the Company became eligible at age 55 with at least 15 years of service. The Company ceased its distribution of proprietary life and annuity products in 2002 (see Note 15 - Segment Information) and terminated all life insurance and annuity agent contracts as of December 31, 2002. The population of agents receiving postretirement benefits was frozen as of this date. Spousal coverage is generally provided for up to two years after death of the retiree. Benefits include hospital, major medical and a payment at death equal to retirees’ final compensation up to certain limits. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments to beneficiaries of retired employees and to restrict eligibility to then current employees. The medical plans have varying copayments and deductibles, depending on the plan. These plans are unfunded.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) was enacted. The Act provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit provided under Medicare. The Company adopted the provisions of the Act effective July 1, 2004. The Company determined that its benefits were at least actuarially equivalent to those provided by Medicare, therefore, the Company recognized a reduction in its accumulated postretirement benefit obligation of $2.9 million in 2004. Additionally, the Company reduced its net periodic postretirement benefit cost for the period by $0.1 million as a result of implementing the provisions of the Act.

Obligation and Funded Status

The plans funded status reconciled with amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

DECEMBER 31	2004	2003
(In millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$78.9	$75.9
Service cost	1.3	1.4
Interest cost	4.2	4.9
Actuarial losses	1.0	10.7
Plan amendments	(12.3)	(9.6)
Benefits paid	(4.1)	(4.4)

Accumulated postretirement benefit obligation, end of year	69.0	78.9

Fair value of plan assets, end of year	—	—

Funded status of plan	(69.0)	(78.9)
Unamortized prior service cost	(19.6)	(10.5)
Unrecognized net actuarial losses	5.1	4.5

Accumulated postretirement benefit costs	$(83.5)	$(84.9)

Plan amendments in 2004 and 2003 resulted in a benefit of $12.3 million and $9.6 million, respectively. The amendments reflect net increases in certain home office and agent retiree contributions, deductibles and co-payments, thereby lowering plan costs. In addition, the 2004 plan amendments include the implementation of a cap on future medical and drug claims for plan participants under the age of 65.

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2005	$4.0
2006	3.8
2007	3.9
2008	3.9
2009	4.0
2010-2014	21.2

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2004 and reflect benefits attributable to estimated future service.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	94

Components of Net Periodic Postretirement Benefit Costs

The components of net periodic postretirement benefit cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Service cost	$1.3	$1.4	$2.2
Interest cost	4.2	4.9	5.0
Recognized net actuarial (gain) loss	(3.2)	0.2	(0.3)
Amortization of prior service cost	0.4	(1.9)	(2.2)
Curtailment gain and special termination benefits	—	—	(6.8)

Net periodic postretirement cost (benefit)	$2.7	$4.6	$(2.1)

As a result of the Life Companies restructuring in 2002 (see Note 2 – Significant Transactions), the Company recognized a curtailment gain and special termination benefit costs related to its postretirement benefit plans. The curtailment gain resulted from the effect of agent terminations related to those not fully eligible for benefits, while the special termination benefit costs reflect acceleration of retirement criteria for selected terminated employees.

As a result of the Company’s merger with Allmerica P&C in 1997, certain postretirement liabilities were reduced to reflect their fair value as of the merger date. These postretirement liabilities were reduced by $0.9 million and $1.7 million in 2004 and 2003, respectively, which reflects fair value, net of applicable amortization.

Assumptions

The Company utilizes a December 31 measurement date for its postretirement benefit plans. Weighted-average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2004	2003
Postretirement benefit obligations discount rate	5.63%	5.875%
Postretirement benefit cost discount rate	5.875%	6.25%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2004	2003
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates in each year would have the following effects:

	1-PERCENTAGE POINT INCREASE	1-PERCENTAGE POINT DECREASE
(In millions)
Effect on total of service and interest cost during 2004	$0.3	$(0.2)
Effect on accumulated postretirement benefit obligation at December 31, 2004	$2.0	$(1.7)

12. STOCK-BASED COMPENSATION PLANS

The Company applies the provisions of APB Opinion No. 25, in accounting for its stock-based compensation plans, and thus compensation cost is not generally required to be recognized in the financial statements for the Company’s stock options issued to employees. However, costs associated with the issuance of stock options to certain agents who did not qualify as employees were recognized in 2004, 2003 and 2002. Beginning in the third quarter of 2005, the Company will adopt Statement No. 123(R) as described in Note 1P - New Accounting Pronouncements and the cost of stock options issued to employees will be recognized in the financial statements.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation.

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions, except per share data)
Net income (loss), as reported	$125.3	$86.9	$(306.1)
Stock-based compensation expense included in reported net income, net of taxes	0.4	1.7	1.7
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(10.1)	(12.8)	(14.1)

Net income (loss), after effect of Statement No. 123	$115.6	$75.8	$(318.5)

Earnings per share:
Basic - as reported	$2.36	$1.64	$(5.79)
Basic - after effect of Statement No. 123	$2.17	$1.43	$(6.03)

Diluted - as reported	$2.34	$1.63	$(5.79)
Diluted - after effect of Statement No. 123	$2.16	$1.43	$(6.03)

Since options vest over several years and additional awards generally are made each year, the aforementioned pro forma effects are not likely to be representative of the effects on reported net income for future years.

95	ALLMERICA FINANCIAL ANNUAL REPORT 2004

In accordance with FASB Interpretation No. 44, the Company recognized costs associated with the issuance of stock options to certain former Life Companies agents who did not qualify as employees, in net income (loss) during 2002. The fair value of these options was determined using the Black-Scholes option-pricing model. In 2003, these options were forfeited as a result of the termination of these former agents’ contracts (see Note 2 – Significant Transactions). As such, during 2003, the Company reversed all compensation expense related to unvested options previously issued to these agents.

Effective June 17, 1996, the Company adopted a Long-Term Stock Incentive Plan for employees of the Company (the “Employees’ Plan”). Key employees of the Company and its subsidiaries are eligible for awards pursuant to the Plan administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the terms of the Employees’ Plan, the maximum number of shares authorized for grants over the life of the Plan is equal to 8,487,127 shares as of December 31, 2004, increasing annually by 1.25% of the Company’s outstanding stock. Additionally, the maximum number of shares available for award in any given year is equal to 3.25% of the outstanding common stock of the Company at the beginning of the year, plus any awards authorized but unused from prior years.

Options may be granted to eligible employees or agents at a price not less than the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant, otherwise options granted in 2004, 2003 and 2002 vest over three years with a 25% vesting rate in the first two years and a 50% vesting rate in the final year. For those options granted prior to 2002, all vest at the rate of 20% annually for five consecutive years. Options must be exercised not later than ten years from the date of grant.

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

Information on the Company’s stock option plan is summarized below:

	2004		2003		2002
(In whole shares and dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,139,372	$37.80	4,534,000	$48.35	3,878,710	$49.91
Granted	1,689,250	36.17	1,824,500	16.45	1,723,275	44.02
Exercised	240,615	17.80	12,930	27.98	30,058	34.14
Forfeited	726,348	40.38	1,206,198	45.28	1,037,927	47.41

Outstanding, end of year	5,861,659	$37.83	5,139,372	$37.80	4,534,000	$48.35

Options exercisable, end of year	2,486,987	$44.77	2,040,992	$47.02	1,728,730	$47.24

The fair value of each option is estimated on the date of grant or date of conversion using the Black-Scholes option-pricing model. For options granted through 2004, the exercise price equaled the market price of the stock on the grant date. The weighted average fair value of all options granted in 2004, 2003 and 2002 was $9.88 per share, $10.57 per share and $14.48 per share, respectively. No options expired during 2004, 2003 or 2002.

The following significant assumptions were used to determine the fair value for options granted:

WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED DURING	2004	2003	2002
Dividend yield	—	—	—
Expected volatility	26.25% to 34.25%	36.62% to 122.34%	24.38% to 61.09%
Risk-free interest rate	1.86% to 3.95%	0.90% to 1.67%	1.65% to 1.81%
Expected lives range (in years)	2.5 to 5	2.5 to 5	2.5 to 5

ALLMERICA FINANCIAL ANNUAL REPORT 2004	96

The following table summarizes information about employee options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$12.00 to $26.23	1,343,649	8.18	$17.05	288,129	$17.43
$27.26 to $37.13	1,865,249	8.30	$35.89	241,499	$33.87
$41.20 to $44.05	872,500	7.00	$44.02	492,250	$44.02
$44.56 to $49.30	414,161	5.17	$44.72	337,709	$44.70
$51.13 to $52.44	438,150	4.16	$52.06	436,750	$52.06
$52.63 to $56.75	244,700	3.27	$52.82	240,300	$52.78
$57.00 to $66.88	683,250	5.99	$57.44	450,350	$57.65

During 2004, the Company granted shares of nonvested stock to eligible employees, which vest after three years of continuous employment of service. No shares of nonvested stock were granted to property and casualty agents. During 2003, the Company did not grant any shares of nonvested stock to employees or property and casualty agents. During 2002, the Company granted shares of nonvested stock to eligible employees and certain property and casualty agents, which vest after three years of continuous employment or service. During 2003 and 2002, the Company also granted shares of nonvested stock to certain former Life Companies agents, which vest 60% after three years and 20% per year thereafter. All of these shares granted in 2003 and all unvested grants issued prior to 2003 to former Life Companies agents were forfeited as a result of the Company’s decision to cease operations of its broker/dealer operations (see Note 2 – Significant Transactions). The following table summarizes information about employee and agent nonvested stock.

STOCK AWARDS	2004	2003	2002
Common stock granted	19,542	34,403	70,982
Weighted average fair value per share at the date of grant	$32.86	$14.20	$39.22

The Company recognizes compensation expense related to nonvested shares over the vesting period on a pro rata basis. As a result, the Company recognized $0.7 million, $2.3 million and $0.9 million of compensation cost in 2004, 2003 and 2002, respectively. The expense in 2003 and 2002 reflects net benefits of $1.8 million and $6.0 million, respectively, resulting from the termination of nonvested stock grants which were previously granted to agents and other employees whose positions were eliminated in those years (see Note 2 – Significant Transactions), as well as those shares previously granted to, and subsequently forfeited by, the former President of the Company after his resignation in 2002.

13. EARNINGS PER SHARE

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2004	2003	2002
(In millions, except per share data)
Basic shares used in the calculation of earnings per share	53.2	52.9	52.9
Dilutive effect of securities (1):
Employee stock options	0.5	0.2	—
Non-vested stock grants	—	0.1	—

Diluted shares used in the calculation of earnings per share	53.7	53.2	52.9

Per share effect of dilutive securities on income (loss) before cumulative effect of change in accounting principle	$(0.03)	$(0.01)	$—

Per share effect of dilutive securities on net income (loss)	$(0.02)	$(0.01)	$—

(1)	Excludes 0.2 million shares due to antidilution for the year ended December 31, 2002.

Options to purchase 4.4 million shares, 3.4 million shares, and 4.6 million shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the option’s exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

97	ALLMERICA FINANCIAL ANNUAL REPORT 2004

14. DIVIDEND RESTRICTIONS

New Hampshire, Michigan and Massachusetts have enacted laws governing the payment of dividends to stockholders by insurers. New Hampshire and Michigan laws affect the dividend paying ability of Hanover and Citizens, respectively, while Massachusetts laws affect the dividend paying ability of AFLIAC and FAFLIC.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. Hanover declared no dividends to its parent in 2004 or 2003, and declared dividends to its parent of $92.1 million in 2002. During 2005, the maximum allowable dividend and other distributions that can be paid to Hanover’s parent without prior approval of the New Hampshire Insurance Commissioner is $109.9 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less realized gains, for the immediately preceding calendar year. Citizens declared no dividends to its parent in 2004, and declared dividends to its parent totaling $48.4 million and $48.2 million in 2003 and 2002, respectively. During 2005, the maximum allowable dividend and other distributions that can be paid to Citizens’ parent without prior approval of the Michigan Insurance Commissioner is $88.7 million.

Massachusetts’ statute limits the dividends a life insurer may pay in any twelve month period, without the prior permission of the Massachusetts Commissioner of Insurance, to the greater of (i) 10% of its statutory policyholder surplus as of the preceding December 31 or (ii) the individual company’s statutory net gain from operations for the preceding calendar year. In addition, under Massachusetts law, no domestic insurer may pay a dividend or make any distribution to its shareholders from other than unassigned funds unless the Commissioner has approved such dividend or distribution. Effective December 30, 2002, AFLIAC, previously a Delaware domiciled life insurance company, became a Massachusetts domiciled life insurance company. On December 31, 2002, AFLIAC became a direct subsidiary of AFC as well as the immediate parent of FAFLIC, which remains a Massachusetts domiciled life insurance company. As a result of this transaction, and in consideration of the decision not to write new business, AFC agreed with the Massachusetts Commissioner of Insurance to maintain total adjusted capital levels at a minimum of 100% of AFLIAC’s Company Action Level, which was $123.2 million at December 31, 2004. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment and was $581.9 million at December 31, 2004 for AFLIAC. The Company Action Level is the first level in which the Massachusetts Commissioner of Insurance would mandate regulatory involvement based solely upon levels of risk based capital. There can be no assurance that AFLIAC would not require additional capital contributions from AFC. In the fourth quarters of 2004 and 2003, with permission from the Massachusetts Commissioner of Insurance, AFLIAC declared dividends of $75.0 million and $25.0 million, respectively, to its parent, AFC. No dividends were declared by AFLIAC or FAFLIC to their parent in 2002, and neither company can pay dividends to their parent without prior approval from the Massachusetts Commissioner of Insurance.

15. SEGMENT INFORMATION

The Company’s business includes financial products and services in two major areas: Property and Casualty and Life Companies. Within these broad areas, the Company conducts business principally in four operating segments. These segments are Personal Lines, Commercial Lines, Other Property and Casualty, and Life Companies. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, (“Statement No. 131”), the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines include such property and casualty coverages as personal automobile, homeowners and other personal policies, while Commercial Lines include such property and casualty coverages as workers’ compensation, commercial automobile, commercial multiple peril and other commercial policies. In addition, the Other Property and Casualty segment consists of: voluntary pools in which the Company has not actively participated since 1995; AMGRO, Inc. (“AMGRO”), the Company’s premium financing business; Opus Investment

ALLMERICA FINANCIAL ANNUAL REPORT 2004	98

Management Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; and, earnings on holding company assets. Prior to 2004, the operating results of AMGRO and Opus were included in the Company’s former Asset Management segment.

The Life Companies segment consists of the former Allmerica Financial Services segment, the Company’s GIC business (formerly part of the Asset Management segment) and the discontinued group life and health business, including group life and health voluntary pools (the former Corporate Risk Management Services segment). The Life Companies segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, GICs, and certain group retirement products. During 2003, the Company managed this existing life insurance business and also operated an independent broker/dealer business, which distributed third party investment and insurance products. In the fourth quarter of 2003, the Company announced the cessation of the retail business of its independent broker/dealer. In addition, prior to September 30, 2002, this segment actively manufactured and sold variable annuities, variable universal life and traditional life insurance products, as well as the Company’s GIC products. GICs are investment contracts with either short-term or long-term maturities, which are issued to institutional buyers or to various business or charitable trusts. The assets and liabilities of the Company’s discontinued group life and health business were previously reported in the Property and Casualty segment.

The Company reports interest expense related to its corporate debt separately from the earnings of its operating segments. Corporate debt consists of the Company’s junior subordinated debentures and its senior debentures. During 2003, the Company adopted Statement No. 150 (see Note 1P – New Accounting Pronouncements) which resulted in the reclassification of dividends on the Company’s mandatorily redeemable preferred securities of a subsidiary trust from minority interest to interest expense in the Consolidated Statements of Income. In accordance with Statement No. 131, all periods have been restated to reflect current presentation consistent with the way management evaluates results.

In addition, during 2004, we allocated corporate overhead costs that were previously reported in the Company’s former Corporate segment to the four operating segments. All prior periods have been restated to reflect the current organization.

Management evaluates the results of the aforementioned segments on a pre-tax basis. Segment income excludes certain items, which are included in net income, such as federal income taxes and net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income (loss) enhances understanding of the Company’s results of operations by highlighting net income (loss) attributable to the normal operations of the business. However, segment income (loss) should not be construed as a substitute for net income (loss) determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)

Segment revenues:
Property and Casualty:
Personal Lines	$1,634.3	$1,629.4	$1,569.7
Commercial Lines	837.0	823.9	928.4
Other Property and Casualty	27.4	28.3	33.1

Total Property and Casualty	2,498.7	2,481.6	2,531.2
Life Companies	591.9	766.0	954.4
Intersegment revenues	(10.1)	(11.5)	(10.3)

Total segment revenues	3,080.5	3,236.1	3,475.3
Adjustments to segment revenues:
Net realized investment gains (losses)	28.7	24.1	(162.3)
Other income	1.8	3.4	3.6

Total revenues	$3,111.0	$3,263.6	$3,316.6

99	ALLMERICA FINANCIAL ANNUAL REPORT 2004

Segment income before federal income taxes and cumulative effect of change in accounting principle:
Property and Casualty:
Personal Lines:
Statutory underwriting profit (loss)	$31.7	$(74.5)	$(71.9)
Net investment income	97.1	91.1	92.2
Other	5.8	17.7	19.9

Personal Lines segment income	134.6	34.3	40.2

Commercial Lines:
Statutory underwriting (loss) profit	(45.3)	12.5	12.0
Net investment income	97.6	92.4	109.8
Other	5.7	(6.2)	2.4

Commercial Lines segment income	58.0	98.7	124.2

Other Property and Casualty:
Statutory underwriting loss	(4.1)	(24.9)	(10.7)
Net investment income	2.2	2.0	5.1
Fee income	24.9	26.0	27.4
Other	(17.6)	(18.6)	(16.0)

Other Property and Casualty segment income (loss)	5.4	(15.5)	5.8

Total Property and Casualty	198.0	117.5	170.2
Life Companies	11.3	8.7	(634.7)
Interest on corporate debt	(39.9)	(39.9)	(39.9)

Segment income (loss) before federal income taxes	169.4	86.3	(504.4)
Adjustments to segment income:
Net realized investment gains (losses), net of deferred acquisition cost amortization	24.8	17.6	(137.4)
Gains (losses) on derivative instruments	1.2	(6.9)	40.3
(Losses) gains from retirement of funding agreements and trust instruments supported by funding obligations	(0.2)	5.7	102.6
Restructuring costs	(8.5)	(28.7)	(14.8)
Income (loss) from sale of universal life insurance business	—	5.5	(31.3)
Other (1)	—	—	23.8

Income (loss) before federal income taxes and cumulative effect of change in accounting principle	$186.7	$79.5	$(521.2)

(1)	Includes an adjustment of $24.6 million in 2002 for the reclassification, in accordance with Statement No. 131, of costs that were classified as minority interest prior to the adoption of Statement No. 150. Reclassification in the Consolidated Statements of Income from minority interest to interest expense was not permitted.

DECEMBER 31	2004	2003	2004	2003
(In millions)	Identifiable Assets		Deferred Acquisition Costs

Property and Casualty (1)	$6,459.4	$6,127.8	$211.4	$220.9
Life Companies (2)	17,335.4	19,382.9	694.1	894.6
Intersegment eliminations (3)	(75.6)	(0.6)	—	—

Total	$23,719.2	$25,510.1	$905.5	$1,115.5

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.

(2)	Includes assets related to the Company’s discontinued operations.

(3)	The 2004 balance reflects the $75.0 million dividend from AFLIAC to the holding company.

Discontinued Operations

During 1999, the Company exited its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations –Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $18.6 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At December 31, 2004 and 2003, the discontinued segment had assets of approximately $275.0 million and $284.5 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $344.9 million and $350.5 million, respectively, consisting primarily of policy liabilities.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	100

16. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $16.4 million, $27.3 million and $30.8 million in 2004, 2003 and 2002, respectively. These expenses relate primarily to building leases of the Company.

        In 2003, the Company ceased operations of its Life Companies segment retail broker/dealer operations (see Note 2 – Significant Transactions). As a result, the Company recognized certain additional rental expenses as restructuring costs. Such amounts were $13.8 million in 2003, which reflects the present value of the future minimum lease payments, as well as $7.4 million of estimated sublease rental income. In 2004, the Company recognized an additional $0.4 million in these lease expenses.

At December 31, 2004, future minimum rental payments under non-cancelable operating leases, including those related to the Company’s restructuring activities, were approximately $38.3 million, payable as follows: 2005 - $15.2 million; 2006 - $10.8 million; 2007 - $7.0 million; 2008 - $4.1; and $1.2 million thereafter. Additionally, as a result of the Company’s 2003 restructuring activities, the Company is subleasing certain properties. The rental income expected under the non-cancelable sublease agreements in existence at December 31, 2004 is $3.3 million. It is expected that, in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

17. REINSURANCE

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

Effective December 31, 2002, the Company entered into a 100% coinsurance agreement related to substantially all of its universal life insurance business (see Note 2 – Significant Transactions). Reinsurance recoverables related to this agreement were $571.0 million and $625.3 million at December 31, 2004 and 2003, respectively. This balance represents approximately 28.2% and 29.6% of the Company’s reinsurance recoverables at December 31, 2004 and 2003, respectively.

Effective January 1, 1999, the Company entered into a whole account aggregate excess of loss reinsurance agreement, which provides coverage for the 1999 accident year for the Company’s property and casualty business. The program covered losses and allocated LAE expenses, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual coverage limit for losses and allocated LAE is $150.0 million. The Company is subject to concentration of risk with respect to this reinsurance agreement. Net premiums earned under this agreement during 2004, 2003 and 2002 for accident year 1999 were $3.2 million, $9.6 million and $3.2 million, respectively, while net losses and LAE ceded during 2004, 2003 and 2002 were $3.9 million, $11.8 million and $3.9 million, respectively. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based on future losses and allocated LAE for accident year 1999.

In addition, the Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include, among others, the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) and the Michigan Catastrophic Claims Association (“MCCA”). At December 31, 2004, both CAR and MCCA represented 10% or more of the Company’s reinsurance activity. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its personal and commercial automobile premiums to CAR. Net premiums earned and losses and LAE ceded to CAR in 2004, 2003 and 2002 were $46.6 million and $38.1 million, $46.2 million and $61.0 million, and $46.8 million and $59.4 million, respectively. Additionally, the Company ceded to MCCA premiums earned and losses and LAE in 2004, 2003 and 2002 of $60.9 million and $12.4 million, $46.8 million and $124.2 million, and $32.6 million and $49.8 million, respectively.

Reinsurance recoverables related to MCCA were $411.9 million and $436.5 million at December 31, 2004 and 2003, respectively, while reinsurance recoverables related to CAR

101	ALLMERICA FINANCIAL ANNUAL REPORT 2004

were $52.0 million and $74.4 million at December 31, 2004 and 2003, respectively. Because the MCCA is supported by assessments permitted by statute, and all amounts billed by the Company to CAR and MCCA have been paid when due, the Company believes that it has no significant exposure to uncollectible reinsurance balances from these two entities.

The effects of reinsurance were as follows:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)

Life and accident and health insurance premiums:
Direct	$80.2	$81.2	$85.7
Assumed	0.5	0.5	0.6
Ceded	(41.2)	(39.8)	(36.7)

Net premiums	$39.5	$41.9	$49.6

Property and casualty premiums written:
Direct	$2,427.7	$2,420.9	$2,478.8
Assumed	58.8	59.7	66.6
Ceded	(250.3)	(246.4)	(279.6)

Net premiums	$2,236.2	$2,234.2	$2,265.8

Property and casualty premiums earned:
Direct	$2,432.2	$2,432.2	$2,487.4
Assumed	56.8	62.4	61.7
Ceded	(239.9)	(254.2)	(278.6)

Net premiums	$2,249.1	$2,240.4	$2,270.5

Life and accident and health insurance and other individual policy benefits, claims, losses and loss adjustment expenses:
Direct	$294.4	$348.8	$552.1
Assumed	(1.3)	(1.5)	(4.0)
Ceded	(62.0)	(80.8)	(31.8)

Net policy benefits, claims, losses and loss adjustment expenses	$231.1	$266.5	$516.3

Property and casualty benefits, claims, losses and loss adjustment expenses:
Direct	$1,651.9	$1,833.9	$1,817.2
Assumed	81.8	98.7	79.2
Ceded	(180.8)	(280.4)	(210.7)

Net policy benefits, claims, losses and loss adjustment expenses	$1,552.9	$1,652.2	$1,685.7

18. DEFERRED POLICY ACQUISITION COSTS

The following reflects the changes to the deferred policy acquisition asset:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(in millions)

Balance at beginning of year	$1,115.5	$1,242.2	$1,784.2
Acquisition expenses deferred	463.4	476.1	710.0
Amortized to expense during the year	(583.7)	(598.1)	(921.4)
Adoption of SOP 03-1	(93.0)	—	—
Impairment of DAC asset related to annuity business	(7.1)	(4.5)	(159.0)
Impairment of DAC asset related to sale of universal life insurance business	—	—	(155.9)
Adjustment to equity during the year	10.4	(0.2)	(15.7)

Balance at end of year	$905.5	$1,115.5	$1,242.2

The Company adopted SOP 03-1 effective January 1, 2004. Upon adoption, the Company reclassified the balance of capitalized sales inducements that were previously included in DAC to other assets. The balance of capitalized sales inducements at January 1, 2004 was $89.7 million. SOP 03-1 also required that estimated gross profits used to calculate the amortization of DAC be adjusted to reflect increases in the guaranteed minimum benefit reserves. This resulted in a $3.3 million reduction in the DAC asset in 2004. For further discussion of the adoption of SOP 03-1, see Note 3, Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.

Prior to September 30, 2002, the Company manufactured and sold variable annuities, variable universal life and traditional life insurance products. Subsequently, the Company ceased all new sales of proprietary variable annuities and life insurance products.

During 2004, 2003 and 2002, the Company determined that the DAC asset related to certain distribution channels for the annuity business exceeded the present value of total expected gross profits. Therefore, the Company recognized permanent impairments of the DAC asset of $7.1 million, $4.5 million and $159.0 million, respectively, related to these items. Additionally, in 2002, the Company recognized approximately $203 million of additional amortization related to the impact of the equity market on future gross profits of life insurance and annuity products and approximately $200 million of additional amortization related to the changes in several actuarial estimates related to life insurance and annuity products. Also, in 2002, the Company recognized a permanent impairment related to the universal life DAC asset of $155.9 million due to the sale of that business.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	102

19. LIABILITIES FOR OUTSTANDING CLAIMS, LOSSES AND LOSS ADJUSTMENT EXPENSES

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

The liability for future policy benefits and outstanding claims, losses and loss adjustment expenses, excluding the effect of reinsurance, related to the Company’s accident and health business, consisting of the Company’s exited individual health business and its discontinued group accident and health business, was $440.9 million, $437.3 million and $434.8 million at December 31, 2004, 2003 and 2002, respectively. Reinsurance recoverables related to this business were $325.1 million, $322.4 million and $329.3 million in 2004, 2003 and 2002, respectively.

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(in millions)

Reserve for losses and LAE, beginning of year	$3,018.9	$2,961.7	$2,921.5
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,570.2	1,610.6	1,682.1
(Decrease) increase in provision for insured events of prior years	(14.5)	40.4	6.4

Total incurred losses and LAE	1,555.7	1,651.0	1,688.5

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	814.8	868.2	898.0
Losses and LAE attributable to insured events of prior years	658.3	784.5	763.6

Total payments	1,473.1	1,652.7	1,661.6

Change in reinsurance recoverable on unpaid losses	(32.9)	58.9	13.3

Reserve for losses and LAE, end of year	$3,068.6	$3,018.9	$2,961.7

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $14.5 million in 2004 and increased by $40.4 million and $6.4 million in 2003 and 2002, respectively.

During the years ended December 31, 2004, 2003 and 2002, estimated loss reserves for claims occurring in prior years developed unfavorably by $1.3 million, $74.5 million and $36.9 million, respectively. The unfavorable loss development during the year ended December 31, 2004 was primarily the result of continued adverse development in the workers’ compensation line of business related to increased medical costs and long term attendant care. Additionally, adverse loss development was experienced in other commercial lines, primarily umbrella and general liability, which was primarily the result of increases in estimated ultimate losses for these long-tail lines. Partially offsetting these items was favorable loss development in the commercial multiple peril, commercial automobile, homeowners and personal automobile lines of business. The improvement in loss development on these lines of business is primarily the result of improved claim frequency trends.

The increase in unfavorable loss reserve development during the year ended 2003 is primarily the result of a $21.9 million charge in the Other Property and Casualty segment resulting from an adverse arbitration decision in the second quarter of 2003, related to a voluntary insurance pool that the Company exited in 1996. Additionally, loss reserves for the workers’ compensation line were increased by $15.7 million in the fourth quarter of 2003, primarily as a result of increasing medical costs. Loss reserve development was also affected by an increase in personal automobile claim severity related to medical settlements in Michigan. Because these settlements have risen beyond previous estimates, reserve increases have been recognized in the period in which the information was obtained. Partially offsetting these items was favorable development in the commercial multiple peril line due to improved claim frequency in the 2002 accident year. The unfavorable loss development during the year ended December 31, 2002 was primarily the result of increased claim severity related to personal automobile medical settlements in Michigan. The increase in the prior year reserve estimates for other commercial lines during 2002 reflects the recognition of approximately $5 million in additional reserves for asbestos claims in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool.

During the years ended December 31, 2004, 2003 and 2002, estimated LAE reserves for claims occurring in prior years developed favorably by $15.8 million, $34.1 million and $30.5 million, respectively. The favorable development in these periods is primarily attributable to claims process improvement initiatives taken by the Company during the 1997 to 2001 calendar year period. Since 1997, the Company has lowered claim settlement costs through increased utilization of in-house

103	ALLMERICA FINANCIAL ANNUAL REPORT 2004

attorneys and consolidation of claim offices. As actual experience begins to establish certain trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology affecting future claim settlement assumptions, resulting in recognition of favorable development. The favorable impact on prior accident year LAE reserves begins to lessen as these claim settlement process improvements are recognized in current actuarial assumptions. Since we believe that the impact of these actions has been previously recognized, we expect less favorable LAE prior year reserve development from these process improvements. This item is reflected in the decline in favorable LAE prior year reserve development for the year ended December 31, 2004 versus the same period in 2003.

The Company may be required to defend claims related to policies that include environmental damage and toxic tort liability. The table below summarizes direct business asbestos and environmental reserves (net of reinsurance and excluding pools):

DECEMBER 31	2004	2003	2002

(In millions)
Reserves for losses and LAE, beginning of year	$24.9	$25.6	$26.7
Incurred losses and LAE	1.5	2.6	(0.8)
Paid losses and LAE	1.7	3.3	0.3

Reserves for losses and LAE, end of year	$24.7	$24.9	$25.6

Ending loss and LAE reserves for all direct business written by its property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.7 million, $24.9 million and $25.6 million, net of reinsurance of $16.3 million, $15.0 million and $16.0 million in 2004, 2003 and 2002, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the three-year period ended December 31, 2004. As a result of the Company’s historical direct underwriting mix of commercial lines policies of smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to the total loss and LAE incurred experience.

In addition, and not included in the table above, the Company has established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $46.4 million, $45.6 million and $45.2 million in 2004, 2003 and 2002, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. The Company participated in the ECRA voluntary pool during 1950 to 1982, until it was dissolved and put in runoff in 1982. The Company’s percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. The Company’s participation in this pool has resulted in average paid losses of $2.0 million annually over the past ten years.

The Company estimates its ultimate liability for asbestos and environmental claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company believes that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, the Company is not aware of any litigation or pending claims that are expected to result in additional material liabilities in excess of recorded reserves. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

20. CONTINGENCIES

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

Litigation

On July 24, 2002, an action captioned American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company, was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums aggregating $5 million. Plaintiffs, who AFLIAC subsequently identified as engaging in frequent transfers of significant sums between sub-accounts that in the Company’s opinion constituted “market timing”, were subject to restrictions upon such trading that AFLIAC imposed in December 2001. Plaintiffs allege that

ALLMERICA FINANCIAL ANNUAL REPORT 2004	104

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

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to inter- national equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001.

The Company intends to vigorously defend this matter, and regards plaintiffs’ claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in the Company’s view, these purported lost profits would not have been earned because of various actions taken by the Company, the investment management industry and regulators, to defer or eliminate market timing, including the implementation of “fair value” pricing.

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on the Company’s financial position. However, in the Company’s judgment, the outcome is not expected to be material to the Company’s financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. The date for the damage phase of the litigation has been postponed and a new date has not yet been set.

The Company has been named a defendant in various other legal proceedings arising in the normal course of business and is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include inquiries relating to “market timing” in sub-accounts of variable annuity and life products, “revenue sharing” and other matters, and regulatory inquiries into compensation arrangements with brokers and agents. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on the Company’s consolidated financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

Residual Markets

The Company is required to participate in residual markets in various states. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to the workers’ compensation line of business and both the personal and commercial automobile lines of business.

21. STATUTORY FINANCIAL INFORMATION

The Company’s insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners. Statutory surplus differs from shareholders’ equity reported in accordance with generally accepted accounting principles primarily because policy acquisition costs are expensed when incurred, statutory accounting principles require asset valuation and interest maintenance reserves, postretirement benefit costs are based on different assumptions and reflect a different method of adoption, life insurance reserves are based on different assumptions and the recognition of deferred tax assets is based on different recoverability assumptions.

Statutory net income (loss) and surplus are as follows:

(In millions)	2004	2003	2002
Statutory Net Income (Loss) - Combined
Property and Casualty Companies	$114.2	$106.0	$11.8
Life and Health Companies	204.6	9.0	(296.0)
Statutory Shareholders’ Surplus - Combined
Property and Casualty Companies	$1,102.7	$1,005.4	$834.0
Life and Health Companies	555.6	495.6	427.1

105	ALLMERICA FINANCIAL ANNUAL REPORT 2004

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2004 and 2003 are summarized below:

For the Three Months Ended

(In millions, except per share data)

2004
	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$799.3	$781.1	$759.6	$771.0
Income before cumulative effect of change in accounting principle	$69.3	$32.4	$17.7	$63.1
Net income	$12.1	$32.4	$17.7	$63.1
Income before cumulative effect of change in accounting principle per share:
Basic	$1.31	$0.61	$0.33	$1.19
Diluted	$1.29	$0.60	$0.33	$1.18
Net income per share:
Basic	$0.23	$0.61	$0.33	$1.19
Diluted	$0.23	$0.60	$0.33	$1.18

2003
	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$849.6	$824.1	$789.2	$800.7
Income before cumulative effect of change in accounting principle	$37.1	$24.4	$11.4	$14.0
Net income	$37.1	$24.4	$11.4	$14.0
Income before cumulative effect of change in accounting principle per share:
Basic	$0.70	$0.46	$0.22	$0.26
Diluted	$0.70	$0.46	$0.21	$0.26
Net income per share:
Basic	$0.70	$0.46	$0.22	$0.26
Diluted	$0.70	$0.46	$0.21	$0.26

Note:	Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year.

The Company did not declare dividends in 2004 or 2003.

Fourth Quarter Transactions

In the fourth quarter of 2003, the Company recognized charges of $14.9 million, net of taxes, relating primarily to the VeraVest restructuring (see Note 2 - Significant Transactions). In addition, the Company recognized after-tax charges of $5.5 million related to exchange-traded futures contracts used to economically hedge any increased GMDB reserves resulting from equity market movements.

ITEM 9— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	— CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B	– OTHER INFORMATION

None.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	106

PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Information regarding our directors is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Frederick H. Eppinger, Jr., 46

Director, President and Chief Executive Officer of the Company since August 2003

See biography under “Directors of the Registrant” above.

Bonnie K. Haase, 43

Vice President and Chief Human Resources Officer since April 2004

Ms. Haase has been Vice President and Chief Human Resources Officer of AFC since April 2004. Ms. Haase has been Vice President and Chief Human Resources Officer of Hanover, Citizens, and First Allmerica Financial Life Insurance Company since April 2004. Prior to joining AFC, Ms. Haase served in a variety of human resource leadership roles at General Electric Company, where she was employed from 1991 to 2004.

J. Kendall Huber, 50

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

John P. Kavanaugh, 50

Vice President and Chief Investment Officer of the Company since September 1996

Mr. Kavanaugh has been Vice President and Chief Investment Officer of AFC since September 1996 and has been a Vice President of the Company since December 1991. Mr. Kavanaugh joined the Company in 1983.

Edward J. Parry, III, 45

Executive Vice President since November 2003

Director since December 2003

Chief Financial Officer of the Company since December 1996

See biography under “Directors of the Registrant” above.

Gregory D. Tranter, 48

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

Marita Zuraitis, 44

Executive Vice President of the Company since April ,2004

Ms. Zuraitis has been Executive Vice President of the Company and President, Property & Casualty Companies since April 2004. Prior to joining AFC, Ms. Zuraitis was President and Chief Executive Officer of the commercial lines division of The St. Paul Companies from 1998 to 2004.

Pursuant to Section 4.4 of the Company’s by-laws, each officer shall hold office until the first meeting of the Board of Directors following the next annual meeting of the stockholders and until his respective successor is chosen and qualified unless a shorter period shall have been specified by the terms of his election or appointment, or in each case until he sooner dies, resigns, is removed or becomes disqualified.

CODE OF CONDUCT

Our Code of Conduct is available, free of charge, on our website at www.allmerica.com under “Corporate Governance”. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers to our Chief Executive Officer, Chief Financial Officer or Controller will be posted on our website, as required by applicable law or New York Stock Exchange requirements.

107	ALLMERICA FINANCIAL ANNUAL REPORT 2004

ITEM 11 —	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	108

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages xx to xxx of this Form 10-K.

Page No. in this Report
Report of Independent Registered Public Accounting Firm	63-64

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	65

Consolidated Balance Sheets as of December 31, 2004 and 2003	66

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	67

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	68

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	69

Notes to Consolidated Financial Statements	70-106

(A)(2) FINANCIAL STATEMENT SCHEDULES

		Page No. in this Report

I	Summary of Investments—Other than Investments in Related Parties	113

II	Condensed Financial Information of Registrant	114-116

III	Supplementary Insurance Information	117

IV	Reinsurance	118

V	Valuation and Qualifying Accounts	119

VI	Supplemental Information Concerning Propert y and Casualty Insurance Operations	120

109	ALLMERICA FINANCIAL ANNUAL REPORT 2004

(A)(3) EXHIBIT INDEX

Exhibits filed as part of this Form 10-K are as follows:

2.1	Plan of Reorganization. †

2.2	Stock and Asset Purchase Agreement by and among State Mutual Life Assurance Company of America, 440 Financial Group of Worcester, Inc., and The Shareholder Services Group, Inc. dated as of March 9, 1995.†

3.1	Certificate of Incorporation of AFC.†

3.2	Amended By-Laws of AFC. **

4	Specimen Certificate of Common Stock. †

4.1	Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee. ††

4.2	Form of Global Debenture. ††

4.3	Amended and Restated Declaration of Trust of AFC Capital Trust I dated February 3, 1997.†††

4.4	Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of AFC.†††

4.5	Series A Capital Securities Guarantee Agreement dated February 3, 1997.†††

4.6	Common Securities Guarantee Agreement dated February 3, 1997.†††

4.8	Rights Agreement dated as of December 16, 1997, between the Registrant and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 1 to the Company’s Form 8-A dated December 17, 1997 is incorporated herein by reference.

10.3	Administrative Services Agreement between State Mutual Life Assurance Company of America and The Hanover Insurance Company, dated July 19, 1989.†

10.4	First Allmerica Financial Life Insurance Company Employees’ 401(k) Matched Savings Plan incorporated by reference to Exhibit 10.1 to the Allmerica Financial Corporation Registration Statement on Form S-8 (No. 333-576) and incorporated herein by reference originally filed with the Commission on January 24, 1996.

10.5	State Mutual Life Assurance Company of America Excess Benefit Retirement Plan. †

10.18	State Mutual Life Assurance Company of America Non-Qualified Executive Deferred Compensation Plan. †

10.19	The Allmerica Financial Cash Balance Pension Plan incorporated by reference to Exhibit 10.19 to the Allmerica Financial Corporation September 30, 1995 report on Form 10-Q and incorporated herein by reference.

10.20	Amended Allmerica Financial Corporation Employment Continuity Plan. ††††††

10.21	Amended and Restated Form of Non-Solicitation Agreement incorporated by reference to Exhibit 10.21 to the Allmerica Financial Corporation June 30, 1997 report on Form 10-Q and incorporated herein by reference.

10.23	Amended Allmerica Financial Corporation Long-Term Stock Incentive Plan. ††††††

10.25	Reinsurance Agreement dated September 29, 1997 between First Allmerica Financial Life Insurance Company and Metropolitan Life Insurance Company. ††††

10.30	Form of Deferral Agreement dated January 30, 1998. †††††

10.31	Form of Restricted Stock Agreement, dated January 30, 1998. †††††

10.37	Allmerica Financial Corporation Short-Term Incentive Compensation Plan incorporated herein by reference to Exhibit A contained in the Registrant’s Proxy Statement (Commission File No. 001-13754) originally filed with the Commission on March 31, 1999.

10.43	Agreement dated October 24, 2002 with the Massachusetts Division of Insurance.*

10.52	Agreement, dated November 6, 2002, between the Registrant and Michael P. Angelini. **

10.53	Agreement, dated December 23, 2002, between the Registrant and the Massachusetts Division of Insurance. **

10.54	Asset Transfer and Acquisition Agreement, effective as of December 31, 2002, by and among Allmerica Financial Life Insurance and Annuity Company, First Allmerica Financial Life Insurance Company and John Hancock Life Insurance Company. ***

10.55	Amended and Restated Non-Employee Director Stock Ownership Plan. **

10.57	Offer Letter, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr. ****

10.60	Severance agreement between First Allmerica Life Insurance Company and Mr. Mark Hug dated February 24, 2004 incorporated herein by reference to Exhibit 10.60 to the Allmerica Financial Corporation March 31, 2004 report on Form 10-Q.

10.61	Form of Restricted Share Unit Agreement dated March 1, 2004. *****

ALLMERICA FINANCIAL ANNUAL REPORT 2004	110

10.62	Form of Performance Based Restricted Share Unit Agreement dated March 1, 2004.*****

10.63	Short-Term Incentive Compensation Plan incorporated herein by reference to Exhibit A contained in the Registrant’s Proxy Statement (Commission File No. 001-13754) originally filed with the Commission on April 5, 2004.

10.64	Allmerica Financial Non-Qualified Retirement Savings Plan.

10.65	Description of Incentive Compensation Conversion Program.

10.66	Form of Election/Deferral Agreement.

10.67	Offer Letter dated April 1, 2004 between the Registrant and Marita Zuraitis.

21	Subsidiaries of AFC.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Internal Revenue Service Ruling dated April 15, 1995.†

99.2	Important Factors Regarding Forward Looking Statements.

†	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s Registration Statement on Form S-1 (No. 33-91766) originally filed with the Commission on May 1, 1995.

††	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s Registration Statement on Form S-1 (No. 33-96764) originally filed with the Commission on September 11, 1995.

†††	Incorporated herein by reference to Exhibits 2, 3, 4, 5 and 6, respectively, contained in the Registrant’s Current Report on Form 8-K filed on February 5, 1997.

††††	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 1997 Annual Report on Form 10-K originally filed with the Commission on March 27, 1998.

†††††	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 1998 Annual Report Form 10-K originally filed with the Commission on March 29, 1999.

††††††	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 2001 Annual Report on Form 10-K originally filed with the Commission on April 1, 2002.

*	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s September 30, 2002 Report on Form 10-Q originally filed with the Commission on November 14, 2002.

**	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 2002 Annual Report on Form 10-K originally filed with the Commission on March 27, 2003.

***	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 2002 Annual Report on Form 10-K originally filed with the Commission on March 27, 2003 (confidential treatment requested as to certain portions of this exhibit).

****	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s September 30, 2003 Report on Form 10-Q originally filed with the Commission on November 14, 2003.

*****	Incorporated herein by reference to the correspondingly numbered exhibits contained in the Registrant’s June 30, 2004 Report on Form 10-Q originally filed with the Commission.

111	ALLMERICA FINANCIAL ANNUAL REPORT 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLMERICA FINANCIAL CORPORATION Registrant

Date: February 23, 2005	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2005	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: February 23, 2005	By:	/s/ EDWARD J. PARRY, III
Edward J. Parry, III,
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Director

Date: February 23, 2005	By:	*
Michael P. Angelini,
Chairman

Date: February 23, 2005	By:	*
Gail L. Harrison,
Director

Date: February 23, 2005	By:	*
M Howard Jacohson,
Director

Date: February 23, 2005	By:	*
Wendell J. Knox,
Director

Date: February 23, 2005	By:	*
Robert J. Murray,
Director

Date: February 23, 2005	By:	*
Joseph R. Ramrath,
Director

Date: February 23, 2005	By:	*
John R. Towers,
Director

Date: February 23, 2005	By:	*
Herbert M. Varnum,
Director

Date: February 23, 2005	*By:	/s/ EDWARD J. PARRY, III
Edward J. Parry, III,
Attorney-in-fact

ALLMERICA FINANCIAL ANNUAL REPORT 2004	112

SCHEDULE I

ALLMERICA FINANCIAL CORPORATION

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2004
(In millions)
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$618.1	$623.0	$623.0
States, municipalities and political subdivisions	1,130.6	1,180.6	1,180.6
Foreign governments	9.4	9.3	9.3
Public utilities	749.7	778.7	778.7
All other corporate bonds	4,936.7	5,115.3	5,115.3
Redeemable preferred stocks	108.9	115.3	115.3

Total fixed maturities	7,553.4	7,822.2	7,822.2

Equity securities:
Common stocks:
Public utilities	1.7	2.8	2.8
Banks, trust and insurance companies	11.0	11.6	11.6
Industrial, miscellaneous and all other	0.5	2.1	2.1
Nonredeemable preferred stocks	0.5	0.5	0.5

Total equity securities	13.7	17.0	17.0

Mortgage loans on real estate	114.8	XXXXXX	114.8
Policy loans	256.4	XXXXXX	256.4
Other long-term investments (2)	55.2	XXXXXX	55.3

Total investments	$7,993.5	XXXXXX	$8,265.7

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

(2)	The cost of other long-term investments differs from the carrying value due to market value changes in equity ownership of limited partnership investments.

113	ALLMERICA FINANCIAL ANNUAL REPORT 2004

SCHEDULE II

ALLMERICA FINANCIAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Revenues
Net investment income	$2.4	$1.3	$1.8
Net realized investment gains (losses)	3.4	(1.3)	0.7

Total revenues	5.8	—	2.5

Expenses
Interest expense, net	40.6	40.6	40.6
Expense pursuant to a subsidiary reinsurance agreement	—	—	30.6
Operating expenses	0.1	3.8	4.3

Total expenses	40.7	44.4	75.5

Net loss before federal income taxes and equity in net income of unconsolidated subsidiaries	(34.9)	(44.4)	(73.0)
Income tax benefit:
Federal	19.9	12.5	24.9
State	0.6	1.7	1.3
Equity in net income (loss) of unconsolidated subsidiaries	139.7	117.1	(259.3)

Net income (loss)	$125.3	$86.9	$(306.1)

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	114

SCHEDULE II (CONTINUED)

ALLMERICA FINANCIAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2004	2003
(In millions, except share and per share data)
Assets
Fixed maturities – at fair value (amortized cost of $50.8 and $57.4)	$50.7	$57.9
Equity securities – at fair value (cost of $9.3)	9.3	—
Cash and cash equivalents	4.9	10.4
Investment in unconsolidated subsidiaries	2,809.3	2,771.5
Net receivable from subsidiaries (1)	73.7	—
Other assets	2.7	3.7

Total assets	$2,950.6	$2,843.5

Liabilities
Federal income taxes payable	$87.5	$87.8
Expenses and state taxes payable	2.4	4.8
Interest payable	12.4	12.7
Net payable to subsidiaries	—	9.2
Long-term debt	508.8	508.8

Total liabilities	611.1	623.3

Shareholders’ Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,782.1	1,775.6
Accumulated other comprehensive income	3.0	16.1
Retained earnings	943.4	833.1
Treasury stock at cost (7.2 million and 7.4 million shares)	(389.6)	(405.2)

Total shareholders’ equity	2,339.5	2,220.2

Total liabilities and shareholders’ equity	$2,950.6	$2,843.5

(1)	2004 includes a $75.0 million dividend from the Life Companies to the holding company.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

115	ALLMERICA FINANCIAL ANNUAL REPORT 2004

SCHEDULE II (CONTINUED)

ALLMERICA FINANCIAL CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2004	2003	2002
(In millions)
Cash flows from operating activities
Net income (loss)	$125.3	$86.9	$(306.1)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in net (income) loss of unconsolidated subsidiaries	(139.7)	(117.1)	259.3
Dividend received from unconsolidated subsidiaries	3.0	3.2	101.0
Net realized investment (gains) losses	(3.4)	1.3	(0.7)
Deferred federal income tax (benefit) expense	(5.1)	5.3	(8.1)
Change in expenses and state taxes payable	(2.1)	(6.7)	(19.1)
Change in federal income taxes payable (receivable)	4.4	18.9	65.6
Change in net payable from subsidiaries	0.8	7.6	94.1
Other, net	1.0	0.6	7.0

Net cash (used in) provided by operating activities	(15.8)	—	193.0

Cash flows from investing activities
Capital contributed to unconsolidated subsidiaries	—	(0.1)	(80.2)
Proceeds from disposals and maturities of available-for-sale fixed maturities	26.2	20.9	8.8
Purchase of available-for-sale fixed maturities	(20.2)	(26.1)	(41.1)

Net cash provided by (used in) investing activities	6.0	(5.3)	(112.5)

Cash flow from financing activities
Net proceeds from issuance of commercial paper	—	—	(83.1)
Exercise of options	4.3	0.3	1.1

Net cash provided by (used in) financing activities	4.3	0.3	(82.0)

Net change in cash and cash equivalents	(5.5)	(5.0)	(1.5)
Cash and cash equivalents at beginning of the year	10.4	15.4	16.9

Cash and cash equivalents at end of the year	$4.9	$10.4	$15.4

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	116

SCHEDULE III

ALLMERICA FINANCIAL CORPORATION

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2004
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$211.4	$3,068.6	$1,026.5	$4.8	$2,249.1	$196.9	$1,552.0	$470.1	$281.8	$2,236.2
Life Companies	694.1	3,572.7	3.3	374.7	39.5	217.4	232.0	120.7	237.1	—
Interest on Corporate Debt	—	—	—	—	—	—	—	—	40.6	—
Eliminations	—	—	—	—	—	0.2	—	—	(10.8)	—

Total	$905.5	$6,641.3	$1,029.8	$379.5	$2,288.6	$414.5	$1,784.0	$590.8	$548.7	$2,236.2

DECEMBER 31, 2003
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$220.9	$3,019.7	$1,029.0	$8.2	$2,240.4	$185.5	$1,653.5	$457.6	$252.8	$2,234.2
Life Companies	894.6	3,662.0	3.5	675.5	41.9	270.8	265.2	145.0	382.5	—
Interest on Corporate Debt	—	—	—	—	—	—	—	—	39.9	—
Eliminations	—	—	—	—	—	(0.6)	—	—	(11.5)	—

Total	$1,115.5	$6,681.7	$1,032.5	$683.7	$2,282.3	$455.7	$1,918.7	$602.6	$663.7	$2,234.2

DECEMBER 31, 2002
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$212.1	$2,962.5	$1,043.1	$10.0	$2,272.0	$207.1	$1,683.5	$424.5	$253.0	$2,267.3
Life Companies	1,030.1	4,039.7	3.9	727.2	48.1	384.1	518.5	655.9	440.3	—
Interest on Corporate Debt	—	—	—	—	—	—	—	—	15.3	—
Eliminations	—	—	—	—	—	(1.0)	—	—	(10.3)	—

Total	$1,242.2	$7,002.2	$1,047.0	$737.2	$2,320.1	$590.2	$2,202.0	$1,080.4	$698.3	$2,267.3

117	ALLMERICA FINANCIAL ANNUAL REPORT 2004

SCHEDULE IV

ALLMERICA FINANCIAL CORPORATION

REINSURANCE

DECEMBER 31
(In millions)
2004	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$21,386.7	$15,737.7	$33.6	$5,682.6	0.59%

Premiums:
Life insurance	$54.5	$15.7	$0.5	$39.3	1.27%
Accident and health insurance	25.7	25.5	—	0.2	—
Property and casualty insurance	2,432.2	239.9	56.8	2,249.1	2.53%

Total premiums	$2,512.4	$281.1	$57.3	$2,288.6	2.50%

2003
Life insurance in force	$24,368.7	$15,962.9	$35.8	$8,441.6	0.42%

Premiums:
Life insurance	$58.5	$17.2	$0.5	$41.8	1.20%
Accident and health insurance	22.7	22.6	—	0.1	—
Property and casualty insurance	2,432.2	254.2	62.4	2,240.4	2.79%

Total premiums	$2,513.4	$294.0	$62.9	$2,282.3	2.76%

2002
Life insurance in force	$29,413.3	$20,365.0	$413.4	$9,461.7	4.37%

Premiums:
Life insurance	$57.2	$9.9	$0.6	$47.9	1.25%
Accident and health insurance	28.5	26.8	—	1.7	—
Property and casualty insurance	2,487.4	278.6	61.7	2,270.5	2.72%

Total premiums	$2,573.1	$315.3	$62.3	$2,320.1	2.69%

ALLMERICA FINANCIAL ANNUAL REPORT 2004	118

SCHEDULE V

ALLMERICA FINANCIAL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(In millions)
		Additions
Description 2004	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Mortgage loans	$1.8	$(0.3)	$—	$—	$1.5
Allowance for doubtful accounts	19.2	5.9	—	14.7	10.4

	$21.0	$5.6	$—	$14.7	$11.9

2003
Mortgage loans	$2.8	$(1.0)	$—	$—	$1.8
Allowance for doubtful accounts	12.2	16.1	—	9.1	19.2

	$15.0	$15.1	$—	$9.1	$21.0

2002
Mortgage loans	$3.8	$(1.0)	$—	$—	$2.8
Allowance for doubtful accounts	10.3	13.6	—	11.7	12.2

	$14.1	$12.6	$—	$11.7	$15.0

119	ALLMERICA FINANCIAL ANNUAL REPORT 2004

SCHEDULE VI

ALLMERICA FINANCIAL CORPORATION

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31
(In millions)
Affiliation with Registrant	Deferred policy acquisition costs	Reserves for losses and loss adjustment expenses(2)	Discount, if any, deducted from previous column(1)	Unearned premiums(2)	Net premiums earned	Net investment income
Consolidated Property and Casualty Subsidiaries
2004	$211.4	$3,068.6	$—	$1,026.5	$2,249.1	$194.6

2003	$220.9	$3,018.9	$—	$1,029.0	$2,240.4	$183.3

2002	$212.1	$2,961.7	$—	$1,043.1	$2,270.5	$201.7

	Losses and loss adjustment expenses incurred related to		Amortization of deferred policy acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written
	Current year	Prior years
2004	$1,570.2	$(14.5)	$470.1	$1,473.1	$2,236.2

2003	$1,610.6	$40.4	$457.6	$1,652.7	$2,234.2

2002	$1,682.1	$6.4	$424.5	$1,661.6	$2,265.8

(1)	The Company does not employ any discounting techniques.

(2)	Reserves for losses and loss adjustment expenses are shown gross of $907.1 million, $940.0 million and $877.9 million of reinsurance recoverable on unpaid losses in 2004, 2003 and 2002, respectively. Unearned premiums are shown gross of prepaid premiums of $58.2 million, $47.9 million and $55.7 million in 2004, 2003 and 2002, respectively.

ALLMERICA FINANCIAL ANNUAL REPORT 2004	120