Form 10-Q
period 2005-03-31
ALLMERICA FINANCIAL CORP
filed 2005-05-05
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-13754

ALLMERICA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3263626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 53,427,202 shares of common stock outstanding, as of May 1, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2005	2004
REVENUES
Premiums	$569.3	$576.5
Fees and other income	87.1	102.4
Net investment income	101.1	104.7
Net realized investment gains	20.2	15.7

Total revenues	777.7	799.3

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	449.0	459.5
Policy acquisition expenses	151.6	150.9
Losses from retirement of funding agreements and trust instruments supported by funding obligations	—	3.2
Losses on derivative instruments	0.4	1.0
Restructuring costs	0.7	3.3
Other operating expenses	115.0	135.5

Total benefits, losses and expenses	716.7	753.4

Income before federal income taxes	61.0	45.9

Federal income tax expense (benefit):
Current	0.7	(26.1)
Deferred	13.8	2.7

Total federal income tax expense (benefit)	14.5	(23.4)

Income before cumulative effect of change in accounting principle	46.5	69.3

Cumulative effect of change in accounting principle (less applicable income tax benefit of $30.8 million for the three months ended March 31, 2004)	—	57.2

Net income	$46.5	$12.1

PER SHARE DATA
Basic
Income before cumulative effect of change in accounting principle	$0.87	$1.31
Cumulative effect of change in accounting principle (less applicable income tax benefit of $0.58 for the three months ended March 31, 2004)	—	(1.08)

Net income	$0.87	$0.23

Weighted average shares outstanding	53.3	53.1

Diluted
Income before cumulative effect of change in accounting principle	$0.86	$1.29
Cumulative effect of change in accounting principle (less applicable income tax benefit of $0.57 for the three months ended March 31, 2004)	—	(1.06)

Net income	$0.86	$0.23

Weighted average shares outstanding	53.8	53.7

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
Investments:
Fixed maturities-at fair value (amortized cost of $7,103.2 and $7,553.4)	$7,227.6	$7,822.2
Equity securities-at fair value (cost of $13.7)	16.8	17.0
Mortgage loans	113.5	114.8
Policy loans	254.0	256.4
Other long-term investments	52.0	55.3

Total investments	7,663.9	8,265.7

Cash and cash equivalents	336.9	486.5
Accrued investment income	115.2	118.2
Premiums, accounts and notes receivable, net	503.8	485.4
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,972.2	2,026.4
Deferred policy acquisition costs	875.6	905.5
Deferred federal income taxes	435.9	415.1
Goodwill	128.2	128.2
Other assets	410.1	433.2
Separate account assets	9,726.0	10,455.0

Total assets	$22,167.8	$23,719.2

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$3,403.4	$3,462.3
Outstanding claims, losses and loss adjustment expenses	3,162.3	3,179.0
Unearned premiums	1,031.5	1,029.8
Contractholder deposit funds and other policy liabilities	346.5	379.5

Total policy liabilities and accruals	7,943.7	8,050.6

Expenses and taxes payable	982.4	1,152.8
Reinsurance premiums payable	74.7	86.5
Trust instruments supported by funding obligations	607.0	1,126.0
Long-term debt	508.8	508.8
Separate account liabilities	9,726.0	10,455.0

Total liabilities	19,842.6	21,379.7

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,782.9	1,782.1
Accumulated other comprehensive (loss) income	(60.7)	3.0
Retained earnings	984.9	943.4
Treasury stock at cost (7.0 million and 7.2 million shares)	(382.5)	(389.6)

Total shareholders’ equity	2,325.2	2,339.5

Total liabilities and shareholders’ equity	$22,167.8	$23,719.2

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Three Months Ended March 31,
(In millions)	2005	2004
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,782.1	1,775.6
Unearned compensation related to restricted stock and other	0.8	6.6

Balance at end of period	1,782.9	1,782.2

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	87.1	89.4
(Depreciation) appreciation during the period:
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(97.9)	78.6
Benefit (provision) for deferred federal income taxes	34.2	(27.5)

	(63.7)	51.1

Balance at end of period	23.4	140.5

MINIMUM PENSION LIABILITY:
Balance at beginning and end of period	(84.1)	(73.3)

Total accumulated other comprehensive (loss) income	(60.7)	67.2

RETAINED EARNINGS
Balance at beginning of period	943.4	833.1
Net income	46.5	12.1
Treasury stock issued for less than cost	(5.0)	(11.7)

Balance at end of period	984.9	833.5

TREASURY STOCK
Balance at beginning of period	(389.6)	(405.2)
Net shares reissued at cost under employee stock-based compensation plans	7.1	11.0

Balance at end of period	(382.5)	(394.2)

Total shareholders’ equity	$2,325.2	$2,289.3

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended March 31,
(In millions)	2005	2004
Net income	$46.5	$12.1

Other comprehensive (loss) income:
Available-for-sale securities:
Net (depreciation) appreciation during the period	(113.2)	73.3
Benefit (provision) for deferred federal income taxes	39.6	(25.6)

Total available-for-sale securities	(73.6)	47.7

Derivative instruments:
Net appreciation during the period	15.3	5.3
Provision for deferred federal income taxes	(5.4)	(1.9)

Total derivative instruments	9.9	3.4

Other comprehensive (loss) income	(63.7)	51.1

Comprehensive (loss) income	$(17.2)	$63.2

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
(In millions)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46.5	$12.1
Adjustments to reconcile net income to net cash used in operating activities:
(Gains) losses on futures contracts	(5.8)	5.4
Net realized investment gains	(20.2)	(15.7)
Net amortization and depreciation	9.1	9.9
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	10.2	12.6
Loss from retirement of funding agreements and trust instruments supported by funding obligations	—	3.2
Deferred federal income taxes	13.8	2.7
Change in deferred acquisition costs	42.0	47.1
Change in premiums and notes receivable, net of reinsurance premiums payable	(34.7)	(50.8)
Change in accrued investment income	3.0	1.0
Change in policy liabilities and accruals, net	(87.1)	(128.7)
Change in reinsurance receivable	54.2	2.0
Change in expenses and taxes payable	(75.4)	(112.9)
Other, net	(2.7)	17.6

Net cash used in operating activities	(47.1)	(194.5)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	745.3	602.7
Proceeds from disposals of equity securities	—	7.2
Proceeds from disposals of other investments	7.8	13.1
Proceeds from mortgages matured or collected	1.3	1.8
Proceeds from collections of installment finance and notes receivable	78.9	81.5
Purchase of available-for-sale fixed maturities	(291.0)	(427.5)
Purchase of other investments	—	(1.4))
Capital expenditures	(0.8)	(1.1)
Net receipts (payments) related to margin deposits on derivative instruments	7.1	(3.8)
Disbursements to fund installment finance and notes receivable	(74.3)	(76.8)
Other investing activities, net	(1.4)	(2.6)

Net cash provided by investing activities	472.9	193.1

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	(0.9)	(180.9)
Withdrawals from trust instruments supported by funding obligations	(474.0)	(11.7)
Exercise of options	1.9	3.0
Change in collateral related to securities lending program	(102.4)	(14.1)

Net cash used in financing activities	(575.4)	(203.7)

Net change in cash and cash equivalents	(149.6)	(205.1)
Cash and cash equivalents, beginning of period	486.5	778.1

Cash and cash equivalents, end of period	$336.9	$573.0

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

The interim consolidated financial statements of AFC include the accounts of The Hanover Insurance Company (“Hanover”) and Citizens Insurance Company of America (“Citizens”), AFC’s principal property and casualty companies; Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) and First Allmerica Financial Life Insurance Company (“FAFLIC”), AFC’s principal life insurance and annuity companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9. All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”). This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Statement No. 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The provisions of this statement are effective for interim and annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amending the compliance dates of Statement No. 123(R). The rule allows companies to implement the standard at the beginning of their next fiscal year, rather than their next reporting period, that begins after June 15, 2005. The Company is evaluating the effects of Statement No. 123(R) and expects to begin expensing stock options in 2006.

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

The following summarizes the liability for GMDB contracts reflected in the general account (unaudited):

(In millions)
Balance at December 31, 2004	$74.6
Provision for GMDB:
GMDB expense incurred	11.3
Volatility (1)	5.5

16.8

Claims, net of reinsurance:
Claims from policyholders	(16.0)
Claims ceded to reinsurers	15.6

(0.4)
GMDB reinsurance premium	(15.2)

Balance at March 31, 2005	$75.8

(1)	Volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality and other factors that are assumptions within the GMDB reserving model.

The following information relates to the reserving methodology and assumptions for GMDB, which the Company is utilizing in response to SOP 03-1. These assumptions are consistent with those utilized in the Company’s calculation of its deferred acquisition cost (“DAC”) asset.

•	The projection model used 1,000 stochastically generated market return scenarios.

•	The mean investment performance assumptions, prior to the consideration of mortality and expense fees, vary from approximately 5-10% depending on the underlying fund type. The long-term, aggregate, weighted average investment performance rate assumption is 8.06%, net of investment fees.

•	The volatility assumption was 17% for equity funds; 4% for bond funds; and 1% for money market funds.

•	The mortality assumption was 75% of the 1994 GMDB table.

•	The full surrender rate assumption varies from 1-35% depending on contract type and policy duration. The aggregate projected full surrender rate for 2005 and 2006 is approximately 12%. (Full surrender rates do not include partial withdrawals or deaths). The partial withdrawal rate assumption was 3.25%.

•	The discount rate was 6.6%.

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death as of March 31, 2005 and December 31, 2004. The net amount at risk is the death benefit coverage in force or the amount that the Company would have to pay if all contractholders had died as of the specified date, and represents the excess of the guaranteed benefit over the fair value of the underlying investments.

(In millions, except for contractholder information)	(Unaudited) March 31, 2005	December 31, 2004
Net deposits paid
Account value	$1,160	$1,228
Net amount at risk	$59	$57
Average attained age of contractholders	66	66
Ratchet (highest historical account value at specified anniversary dates)
Account value	$1,846	$2,024
Net amount at risk	$200	$185
Average attained age of contractholders	64	64
Roll-up (net deposits accumulated at a specified rate)
Account value	$99	$104
Net amount at risk	$22	$20
Average attained age of contractholders	76	76
Higher of ratchet or roll-up
Account value	$6,591	$7,049
Net amount at risk	$1,795	$1,676
Average attained age of contractholders	71	71
Total of guaranteed benefits categorized above
Account value	$9,696	$10,405
Net amount at risk	$2,076	$1,938
Average attained age of contractholders (weighted by account value)	69	69
Number of contractholders	181,767	188,897

Guaranteed Minimum Income Benefit

Additionally, the Company issued variable annuity contracts with a guaranteed minimum income benefit (“GMIB”) feature. The GMIB liability recorded at December 31, 2004 was $5.6 million. As of March 31, 2005, the balance increased to $6.0 million with no benefits being paid out. The GMIB liability is determined by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

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

The balance of deferred sales inducements was $69.0 million and $72.9 million as of March 31, 2005 and December 31, 2004, respectively.

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

The following table summarizes the Company’s variable annuities with guaranteed minimum returns for the periods indicated:

	(Unaudited) March 31, 2005	December 31, 2004
Account value (in millions)	$86.5	$90.3
Range of guaranteed minimum return rates	3.0-6.5%	3.0-6.5%

The aggregate fair value of assets supporting these contracts are as follows:

(In millions)	(Unaudited) March 31, 2005	December 31, 2004
Asset Type
Fixed maturities	$100.5	$104.7
Cash and cash equivalents	2.4	4.5

Total	$102.9	$109.2

4. Significant Transactions

In the fourth quarter of 2003, the Company ceased operations of its Life Companies segment retail broker/dealer operations (see Note 9 for a description of the Company’s operating segments). These operations had distributed third-party investment and insurance products through VeraVest Investments, Inc. All levels of employees within the broker/dealer operations, from staff to senior management, were affected by the decision. Results in 2003 included a pre-tax charge of $11.5 million for asset impairments in connection with this action. Additionally, the Company has recognized a cumulative pre-tax restructuring charge of $25.9 million, in accordance with Statement No. 146. Approximately $14.8 million of this charge related to one-time termination benefits associated with the elimination of 552 positions, and $11.1 million related to contract termination fees and other costs. Of the total restructuring charge, $0.4 million and $2.1 million were recorded during the first quarters of 2005 and 2004, respectively. Of the 552 positions eliminated, 522 employees have been terminated and 30 employees have been transferred to other positions within the Company. As of March 31, 2005, the Company has made payments of approximately $23.6 million related to this restructuring plan, of which $14.5 million related to one-time termination benefits and $9.1 million related to contract termination fees and other costs. The liability balance at March 31, 2005 was $2.3 million. The Company currently anticipates an additional $1 million to $2 million of expenses will be recognized during the remainder of 2005 related to this restructuring.

In the first quarter of 2004, the Company retired $76.6 million of long-term funding agreement obligations at discounts. This resulted in a pre-tax loss of $3.2 million which is reported as losses from retirement of funding agreements and trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income.

5. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2005 and 2004, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The 2004 effective tax rate reflected a $30.1 million benefit resulting from the settlement of disputed items in the company’s federal tax returns filed for 1979 to 1991. The largest of the disputed items related to deductions taken for increased death benefits pertaining to certain life insurance contracts. The settlement entitled the Company to receive a refund of amounts paid for these years, as well as various tax credits that can be applied to offset federal tax liabilities in other years.

The Company holds a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund - 1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company’s investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company’s maximum exposure to loss on this investment is limited to its carrying value, which is $7.4 million at March 31, 2005.

6. Pension and Other Postretirement Benefit Plans

Prior to 2005, AFC provided retirement benefits to substantially all of its employees under defined benefit pension plans based on a cash balance formula. In addition, certain transition group employees who had met specified age and service requirements as of December 31, 1994, were eligible for a grandfathered benefit based on service and compensation. As of January 1, 2005, the defined benefit pension plans were frozen; therefore, no further cash balance allocations will be credited for plan years beginning on or after January 1, 2005. Additionally, the grandfathered benefits were frozen at January 1, 2005 levels with an annual transition pension adjustment. Additional unfunded pension plans and postretirement plans provide certain benefits to a portion of full-time employees, former agents, retirees and their dependents.

The components of net periodic pension cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Three Months Ended March 31,
(In millions)	2005	2004	2005	2004
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$2.5	$0.1	$0.3
Interest cost	7.7	7.8	0.8	1.1
Expected return on plan assets	(6.5)	(6.8)	—	—
Recognized net actuarial loss	4.5	5.6	0.1	0.1
Amortization of transition asset	(0.3)	(0.3)	—	—
Amortization of prior service cost	0.2	(0.4)	(1.4)	(0.7)

Net periodic benefit cost (benefit)	$5.6	$8.4	$(0.4)	$0.8

7. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
Fixed maturities-at fair value (amortized cost of $512.0 and $505.3)	$530.6	$535.1
Mortgage loans	31.1	31.4
Policy loans	140.9	144.4
Cash and cash equivalents	1.9	20.1
Accrued investment income	11.8	11.4
Deferred policy acquisition costs	4.2	4.4
Deferred federal income taxes	6.0	8.0
Other assets	2.2	2.6

Total assets	$728.7	$757.4

LIABILITIES
Policy liabilities and accruals	$728.4	$726.1
Policyholder dividends	36.4	64.9
Other liabilities	2.2	10.6

Total liabilities	$767.0	$801.6

Excess of Closed Block liabilities over assets designated to the Closed Block	$38.3	$44.2
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax benefits of $4.0 million and $5.9 million	(7.4)	(11.0)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$30.9	$33.2

	(Unaudited) Three Months Ended March 31,
(In millions)	2005	2004
REVENUES
Premiums	$19.0	$20.0
Net investment income	10.3	10.9
Net realized investment gains	0.8	0.1

Total revenues	30.1	31.0

BENEFITS AND EXPENSES
Policy benefits	27.6	25.9
Policy acquisition expenses	0.3	0.4
Other operating benefits	(0.2)	(0.2)

Total benefits and expenses	27.7	26.1

Contribution from the Closed Block	$2.4	$4.9

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

8. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:

	(Unaudited) Three Months Ended March 31,
(In millions)	2005	2004
Unrealized (depreciation) appreciation on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net of income tax (benefit) expense of $(33.3) million and $31.1 million in 2005 and 2004	$(61.9)	$57.9
Less: reclassification adjustment for gains included in net income (net of income tax expense of $6.3 million and $5.5 million in 2005 and 2004)	11.7	10.2

Total available-for-sale securities	(73.6)	47.7

Unrealized appreciation on derivative instruments:
Unrealized holding (losses) gains arising during period, net of income tax (benefit) expense of $(11.9) million and $7.9 million in 2005 and 2004	(22.3)	14.5
Less: reclassification adjustment for (losses) gains included in net income (net of income tax (benefit) expense of $(17.3) million and $6.0 million in 2005 and 2004)	(32.2)	11.1

Total derivative instruments	9.9	3.4

Other comprehensive (loss) income	$(63.7)	$51.1

9. Segment Information

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

The Life Companies segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, guaranteed investment contracts (“GIC”) business, certain group retirement products and the discontinued group life and health business, including group life and health voluntary pools.

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Three Months Ended March 31,
(In millions)	2005	2004
Segment revenues:
Property and Casualty:
Personal Lines	$389.3	$407.7
Commercial Lines	217.6	203.1
Other Property and Casualty	7.0	6.5

Total Property and Casualty	613.9	617.3
Life Companies	145.7	168.0
Intersegment revenues	(2.3)	(2.6)

Total segment revenues	757.3	782.7
Adjustments to segment revenues:
Net realized investment gains	20.2	15.7
Other income	0.2	0.9

Total revenues	$777.7	$799.3

Segment income before federal income taxes and cumulative effect of change in accounting principle:
Property and Casualty:
Personal Lines:
GAAP underwriting profit (loss)	$11.8	$(15.7)
Net investment income	24.9	23.5
Other	2.5	3.0

Personal Lines segment income	39.2	10.8
Commercial Lines:
GAAP underwriting (loss) profit	(5.2)	1.3
Net investment income	24.6	23.7
Other	1.1	1.5

Commercial Lines segment income	20.5	26.5
Other Property and Casualty:
GAAP underwriting loss	(0.5)	(0.8)
Net investment income	1.3	0.5
Other	1.3	1.6

Other Property and Casualty segment income	2.1	1.3

Total Property and Casualty	61.8	38.6
Life Companies	(7.4)	9.8
Interest on corporate debt	(10.0)	(10.0)

Segment income before federal income taxes	44.4	38.4
Adjustments to segment income:
Net realized investment gains, net of deferred acquisition cost amortization	17.5	14.0
Losses on derivative instruments	(0.2)	—
Losses from retirement of funding agreements and trust instruments supported by funding obligations	—	(3.2)
Restructuring costs	(0.7)	(3.3)

Income before federal income taxes and cumulative effect of change in accounting principle	$61.0	$45.9

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) March 31, 2005	December 31, 2004	(Unaudited) March 31, 2005	December 31, 2004
Property and Casualty (1)	$6,310.4	$6,459.4	$206.6	$211.4
Life Companies (2)	15,858.0	17,335.4	669.0	694.1
Intersegment eliminations (3)	(0.6)	(75.6)	—	—

Total	$22,167.8	$23,719.2	$875.6	$905.5

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued operations.
(3)	The 2004 balance reflects a $75.0 million dividend from AFLIAC to the holding company, which was paid during the first quarter of 2005.

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

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At March 31, 2005 and December 31, 2004, the discontinued segment had assets of approximately $264.1 million and $275.0 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $335.2 million and $344.9 million, respectively, consisting primarily of policy liabilities.

10. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2005	2004
Basic shares used in the calculation of earnings per share	53.3	53.1
Dilutive effect of securities:
Employee stock options	0.5	0.5
Non-vested stock grants	—	0.1

Diluted shares used in the calculation of earnings per share	53.8	53.7

Per share effect of dilutive securities on income before cumulative effect of change in accounting principle	$0.01	$(0.02)

Per share effect of dilutive securities on net income	$0.01	$—

11. Stock-Based Compensation Plans

The Company applies the provisions of APB Opinion No. 25 in accounting for its stock-based compensation plans. Therefore, compensation cost is not generally required to be recognized in the financial statements for the Company’s stock options issued to employees. However, costs associated with the issuance of stock options to certain agents who did not qualify as employees were recognized in 2004. Effective January 1, 2006, the Company expects to adopt Statement No. 123(R) as discussed in Note 2 – New Accounting Pronouncements and the cost of stock options issued to employees would be recognized in the financial statements.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement No. 123, to stock-based compensation.

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2005	2004
Net income, as reported	$46.5	$12.1
Stock-based compensation expense included in reported net income, net of taxes	0.1	0.2
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(1.8)	(2.0)

Net income, after effect of Statement No. 123	$44.8	$10.3

Earnings per share:
Basic - as reported	$0.87	$0.23

Basic - after effect of Statement No. 123	$0.84	$0.19

Diluted - as reported	$0.86	$0.23

Diluted - after effect of Statement No. 123	$0.83	$0.19

12. Commitments and Contingencies

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

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on the Company’s financial position. However, in the Company’s judgment, the outcome is not expected to be material to the Company’s financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. A trial date for the damage phase of the litigation has not been set.

The Company has been named a defendant in various other legal proceedings arising in the normal course of business and is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, “revenue sharing” and other matters, and regulatory inquiries into compensation arrangements with brokers and agents. A number of companies have announced settlements of enforcement action related to such matters with various regulatory agencies, including the Securities and Exchange Commission (the “SEC”), which have included a range of monetary penalties and restitution. While no such action has been initiated against the Company, the SEC may take some action at the conclusion of the on-going investigation related to “market timing”, “revenue sharing” and other matters. The potential outcome of any such action, or other legal proceedings in which the Company has been named a defendant, and the Company’s ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on the Company’s consolidated financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist readers in understanding the interim consolidated results of operations and financial condition of Allmerica Financial Corporation and subsidiaries (“AFC”) and should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Executive Overview

In 2005, we continued to execute our strategies for improving the profitability of our personal lines business and for retaining our profitability in, and growing, our commercial lines business.

In our personal lines business, we are focused on making investments that will help us maintain profitability, build our distinctive position in the market and prepare Citizens and Hanover for profitable growth in 2006. We are actively seeking to write more business with our best agents, and to develop new relationships with other winning agents. At the same time, we are making significant investments to strengthen our product offerings.

During 2005, we will continue to invest in our commercial lines business, beginning with our relationships with winning agents. In particular, we intend to work closely with those agents who have developed long-term business plans with us, and identify other growing and profitable agents in each of our territories. We also plan to further develop our product portfolio in our commercial lines business as we target the first-tier middle market, which represents clients whose premiums are between $25,000 and $100,000. We plan to expand our businessowner’s policy to accommodate larger risks, and enhance our inland marine, bond and umbrella programs, which on average offer higher margins over time and enable us to deliver a complete response to our agents and policyholders in our target market.

Additionally, we continue to be focused on managing and reducing our expenses in our life insurance operations. We also improved our statutory capital levels in both our life and property and casualty insurance businesses.

During the quarter, our segment earnings increased compared to the prior year, due to improvement in our property and casualty business, partially offset by unfavorable results in our Life Companies. Our property and casualty earnings benefited from net premium rate increases across our principal product lines, as well as from lower catastrophe losses in 2005. In addition, we also experienced lower frequency of non-catastrophe claims in our personal lines. Segment earnings in our life insurance business were unfavorably affected by lower equity market returns and the continued runoff of our variable life and annuity business. This resulted in higher deferred policy acquisition costs, as well as increased GMDB expenses incurred under SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). These were partially offset by gains related to our guaranteed minimum death benefit (“GMDB”) hedging program.

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

Our Life Companies segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, our guaranteed investment contract (“GIC”) business, certain group retirement products, and our discontinued group life and health business, including group life and health voluntary pools (the former Corporate Risk Management Services segment).

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

Our consolidated net income for the first quarter of 2005 was $46.5 million, compared to $12.1 million for the same period in 2004. Net income in 2004 included two significant items. First, we implemented SOP 03-1 which resulted in an after-tax charge of $57.2 million. Additionally, we recognized a $30.1 million favorable federal income tax settlement. Excluding the effect of these items, net income increased by $7.3 million primarily due to improved segment results in our property and casualty business, partially offset by a decrease in segment income related to our life insurance business.

The following table reflects segment income and a reconciliation of total segment income to consolidated net income.

	Three Months Ended March 31,
(In millions)	2005	2004
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$39.2	$10.8
Commercial Lines	20.5	26.5
Other Property and Casualty	2.1	1.3

Total Property and Casualty	61.8	38.6
Life Companies	(7.4)	9.8
Interest expense on corporate debt	(10.0)	(10.0)

Total segment income before federal income taxes	44.4	38.4

Federal income tax expense on segment income	(10.2)	(5.2)
Federal income tax settlement	—	30.1
Net realized investment gains, net of taxes and amortization	12.8	10.2
Net losses on derivative instruments, net of taxes	(0.1)	—
Losses from retirement of funding agreements and trust instruments supported by funding obligations, net of taxes	—	(2.1)
Restructuring costs, net of taxes	(0.4)	(2.1)

Income before cumulative effect of change in accounting principle	46.5	69.3
Cumulative effect of change in accounting principle, net of taxes	—	(57.2)

Net income	$46.5	$12.1

Segment Income

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Our segment income before federal income taxes increased $6.0 million, or 15.6%, to $44.4 million in the first quarter of 2005. This increase was attributable to an increase in the Property and Casualty group’s segment income of $23.2 million, partially offset by a decrease of $17.2 million in the Life Companies segment income.

Property and Casualty segment income was $61.8 million in the first quarter of 2005, compared to $38.6 million for the same period in 2004. The increase in segment income is primarily attributable to an estimated $15 million of improved current accident year underwriting results due to net premium rate increases across all principal product lines, as well as a decrease in frequency of non-catastrophe claims, primarily in the personal lines segment. Also contributing to the increase in segment income were lower catastrophe losses of $8.8 million, and a decrease in underwriting expenses of approximately $3 million. These favorable items were partially offset by a $5.4 million decrease in favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves, to $13.7 million in the first quarter of 2005, from $19.1 million in the same period of 2004.

Life Companies’ segment loss was $7.4 million in the first quarter of 2005 compared to income of $9.8 million in the first quarter of 2004. The decline in equity market returns and the continued runoff of our variable life and annuity business reduced profits by $6.4 million as a result of higher DAC amortization and lower fees. In addition, the combined effect of increased GMDB reserve expenses required under SOP 03-1, and derivatives gains associated with the GMDB hedging program, both net of DAC, increased net expenses by $4.0 million in the first quarter of 2005, also due to a decline in equity market returns. See also “Guaranteed Minimum Death Benefits” below. Additionally, interest margins on GICs decreased $2.8 million, primarily from lower yields and lower average assets, and traditional life results were less favorable by $1.8 million.

Our federal tax expense on segment income was $10.2 million for the first quarter of 2005, compared to $5.2 million for the same period in 2004. This increase is primarily due to an increase in underwriting income.

Other Items

In the first quarter of 2004, we recorded income of $30.1 million relating to a federal income tax settlement for prior years (see Income Taxes).

Net realized gains on investments, after taxes, were $12.8 million and $10.2 million in the first quarters of 2005 and 2004, respectively, primarily due to gains recognized from the sale of fixed maturities.

In the first quarter of 2004, we retired $76.6 million of long-term funding agreement obligations, resulting in a loss of $2.1 million, net of taxes.

In 2002, we began restructuring efforts in our Life Companies segment after terminating new sales of our proprietary life insurance and annuity products. In the fourth quarter of 2003, we ceased our retail operations related to our broker/dealer in our Life Companies segment. In the first quarter of 2005 and 2004, we recognized $0.4 million and $2.1 million, respectively, net of taxes, related to these actions.

During the first quarter of 2004, we adopted SOP 03-1, which resulted in a charge of $57.2 million, net of taxes. The charge results from new requirements for recognizing guaranteed minimum death benefit and guaranteed minimum income reserves based on various assumptions, including estimates of future market returns and expected contract persistency.

Net income includes the following items (net of taxes) by segment:

	Three Months Ended March 31, 2005
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(0.5)	$(0.5)	$—	$13.8	$12.8
Net losses on derivative instruments	—	—	—	(0.1)	(0.1)
Restructuring costs	—	—	—	(0.4)	(0.4)

	Three Months Ended March 31, 2004
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Federal income tax settlement	$—	$—	$—	$30.1	$30.1
Net realized investment gains (1)	1.9	2.0	2.2	4.1	10.2
Loss from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	(2.1)	(2.1)
Restructuring costs	—	—	—	(2.1)	(2.1)
Cumulative effect of change in accounting principle	—	—	—	(57.2)	(57.2)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes corporate eliminations.

Segment Results

The following is a discussion and analysis of our results of operations by business segment. The segment results are presented before taxes and other items which we believe are not indicative of core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Three Months Ended March 31,
(In millions)	2005	2004
Segment revenues
Net premiums written	$548.4	$561.3

Net premiums earned	$550.2	$556.3
Net investment income	50.8	47.7
Other income	12.9	13.3

Total segment revenues	613.9	617.3

Losses and operating expenses
Losses and loss adjustment expenses	371.5	394.0
Policy acquisition expenses	114.1	117.1
Other operating expenses	66.5	67.6

Total losses and operating expenses	552.1	578.7

Segment income	$61.8	$38.6

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Property and Casualty segment income increased $23.2 million, or 60.1% to $61.8 million, in the first quarter of 2005, compared to $38.6 million in the first quarter of 2004. The increase in segment income is primarily attributable to an estimated $15 million of improved current accident year underwriting results due to net premium rate increases across all principal product lines and a decrease in the frequency of non-catastrophe claims primarily in our personal lines. Net premium rate increases reflect base rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of the estimated impact of loss inflation and policy acquisition costs. Also contributing to the increase in segment income was a decrease in catastrophe losses of $8.8 million, to $12.3 million in the first quarter of 2005 from $21.1 million in the first quarter of 2004. Additionally, underwriting expenses decreased approximately $3 million resulting primarily from lower commissions. Net investment income also increased $3.1 million. These favorable items were partially offset by a $5.4 million decrease in favorable development on prior years’ loss and LAE reserves, to $13.7 million in the first quarter of 2005, from $19.1 million in the same period of 2004, primarily due to higher LAE.

Underwriting Results

We report underwriting results using generally accepted accounting principles (“GAAP”). We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group. We allocate net investment income to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.

The following table summarizes GAAP net premiums written and GAAP loss and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Three Months Ended March 31,
	2005		2004
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratio (1)	GAAP Net Premiums Written	GAAP Loss Ratio (1)
Personal Lines:
Personal automobile	$246.5	66.3	$276.7	69.5
Homeowners	81.0	42.2	80.5	47.9
Other personal	8.3	37.4	8.8	70.1

Total Personal Lines	335.8	58.6	366.0	63.9

Commercial Lines:
Workers’ compensation	40.1	89.8	36.6	69.1
Commercial automobile	50.2	52.5	48.8	47.9
Commercial multiple peril	89.0	44.6	85.6	41.7
Other commercial	33.3	27.4	24.3	31.2

Total Commercial Lines	212.6	51.7	195.3	46.6

Total	$548.4	56.3	$561.3	58.6

GAAP combined ratio (2):
Personal lines	96.7		104.1
Commercial lines	102.8		99.2
Other Property and Casualty	N/M		N/M
Total	98.9		102.7

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios exclude catastrophe losses.
(2)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses, and underwriting expenses incurred to premiums earned. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio. Our GAAP combined ratios include catastrophe losses, which represented 1.9%, 2.9% and 2.2% of our Personal Lines, Commercial Lines and Total GAAP combined ratios, respectively, for the three months ended March 31, 2005 and 3.8%, 3.7% and 3.8% or our Personal Lines, Commercial Lines and Total GAAP combined ratios, respectively, for the three months ended March 31, 2004.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$9.1	$(4.6)	$0.2	$4.7	$(4.6)	$(8.7)	$0.1	$(13.2)
Prior year reserve development favorable (unfavorable)	9.5	4.9	(0.7)	13.7	3.5	16.5	(0.9)	19.1
Pretax catastrophe losses	(6.8)	(5.5)	—	(12.3)	(14.6)	(6.5)	—	(21.1)

GAAP underwriting profit (loss)	11.8	(5.2)	(0.5)	6.1	(15.7)	1.3	(0.8)	(15.2)
Net investment income	24.9	24.6	1.3	50.8	23.5	23.7	0.5	47.7
Other income	3.9	3.3	5.7	12.9	4.0	3.3	6.0	13.3
Other operating expenses	(1.4)	(2.2)	(4.4)	(8.0)	(1.0)	(1.8)	(4.4)	(7.2)

Segment income	$39.2	$20.5	$2.1	$61.8	$10.8	$26.5	$1.3	$38.6

Personal Lines

Personal lines’ net premiums written decreased $30.2 million, or 8.3%, to $335.8 million for the first quarter of 2005. This was primarily the result of a decrease of $30.2 million, or 10.9% in the personal automobile line. There was a $0.5 million, or 0.6% increase in net written premiums in the homeowners line. The decrease in the personal automobile line is primarily due to a 12.5% decline in policies in force since March 31, 2004. Partially offsetting this decrease of policies in force was a 2.2% rate increase in the personal automobile line. The increase in the homeowners line resulted from an overall 4.7% rate increase, largely offset by a decrease in policies in force of 9.3% since March 31, 2004. Approximately one-half of the decline in policies in force in both lines was the result of our strategies to enhance margins by reducing policies in certain less profitable portions of our business. We are reducing exposures in Massachusetts, where the regulatory structure is challenging and where we conduct a significant amount of business. We are also exiting certain sponsored market accounts (employer and affinity groups) that were unprofitable and not well aligned with our current strategy. However, policies in force also declined in many other markets, most significantly in Michigan where policies in force decreased 8.4% since March 31, 2004. We attribute this decline partly to the introduction of a new product that enhances our ability to segment risks, certain service issues, which management continues to address, and rate increases on specific classes of business. There can be no assurance that we will not experience further declines in our policies in force.

Personal lines’ segment income increased $28.4 million to $39.2 million for the first quarter of 2005. This improvement in segment income is partially attributable to an increase in favorable development of prior accident years’ loss reserves of $8.6 million, primarily in the 2004 accident year. Also contributing to the increase in segment income, catastrophe losses decreased $7.8 million, to $6.8 million for the first quarter of 2005, compared to $14.6 million for the same period in 2004. In addition to these favorable items, there was an estimated $7 million of improved current accident year underwriting results. The improved underwriting results are primarily attributable to the favorable effect of net premium rate increases, as well as, a decrease in the frequency of non-catastrophe claims in the personal automobile and umbrella lines. We believe our improved non-catastrophe claims frequency is consistent with recent industry trends although we do not know whether these trends are sustainable. Personal lines’ segment income also benefited from a $3.0 million decrease in underwriting expenses, primarily due to lower commissions. These favorable items were partially offset by an estimated $3 million increase in loss adjustment expenses, primarily attributable to a decrease in favorable development on prior years’ loss adjustment expense reserves.

We do not expect the same level of rate increases as we experienced in 2004. Further, in Michigan, we recently adjusted rates downward in the state with the intention of meeting competitive pricing pressures and reducing the decline in policies in force.

Commercial Lines

Commercial lines’ net premiums written increased $17.3 million, or 8.9% to $212.6 million for the first quarter of 2005, primarily attributable to an increase in business volume and an overall 3.4% rate increase in the quarter.

Commercial lines’ segment income decreased $6.0 million to $20.5 million in the first quarter of 2005. The decrease in segment income is primarily attributable to a decrease in favorable development of prior accident years’ loss reserves of $9.8 million. Segment income was also negatively impacted by approximately $3 million due to lower favorable development on prior years’ LAE reserves. Partially offsetting these unfavorable items was approximately $8 million in improved current year underwriting results during the first quarter of 2005, in part due to net premium rate increases. In addition, catastrophe losses decreased $1.0 million, to $5.5 million for the first quarter of 2005, compared to $6.5 million for the same period in 2004.

Our ability to increase net premiums written and to maintain or improve underwriting results is expected to be affected by increased price competition.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $0.8 million to $2.1 million in the first quarter of 2005 from $1.3 million for the same period in 2004, primarily due to an increase in net investment income.

The remaining portion of business remained relatively consistent with the same period in the prior year.

Investment Results

Net investment income increased $3.1 million or 6.5% to $50.8 million for the three months ended March 31, 2005. The increase in net investment income reflects an increase in average invested assets, partially offset by a decline in pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.6% for the first three months of 2005 compared to 5.7% for the first three months of 2004. The decline in average pre-tax yields is due to the lower prevailing fixed maturity investment rates. We expect that the lower prevailing fixed maturity investment rates reflected in the current interest rate environment will continue to negatively affect our average investment yield.

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

Because the amounts of the loss reserves are sensitive to our assumptions, we do not completely rely on only one estimate to determine our loss reserves. We develop several estimates using generally accepted actuarial projection methodologies that result in various loss reserve outcomes. Multiple estimation methods are available for the analysis of ultimate loss reserves. Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all product line components. The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time. Therefore, the actual choice of estimation methods can change with each evaluation. The estimation methods chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the loss reserves being evaluated.

In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the loss reserves being evaluated. This will result in a range of reasonable estimates for any particular loss reserve. The exact boundary points of these ranges are more qualitative than quantitative in nature, since no clear line of demarcation exists to determine when the set of underlying assumptions for an estimation method changes from being reasonable to unreasonable. As a result, we do not believe that the endpoints of these ranges are or would be comparable across companies. In addition, potential interactions among the different estimation assumptions for different product lines make the aggregation of individual ranges a highly judgmental and inexact process. For these reasons, we adopt an estimate that considers all of the actuarial projection methodologies plus other factors not captured by these methodologies and do not consider it appropriate to report a range of estimations.

Regarding voluntary and involuntary pools, managers of each pool provide us with loss estimates. We adopt an estimate that considers this information and other facts. We exercise judgment based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate which reflects our expected ultimate loss and loss adjustment expenses.

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

We regularly update our reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, a reserve change of $22 million would have a one percentage point impact on the loss and LAE ratio, based on 2004 full year earned premiums. Each one percentage point change in the loss and LAE ratio would have a $14 million impact on net income, after taxes.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Reserve for losses and LAE, beginning of period	$3,068.6	$3,018.9
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	385.0	412.8
Decrease in provision for insured events of prior years	(13.7)	(19.1)

Total incurred losses and LAE	371.3	393.7

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	117.7	138.9
Losses and LAE attributable to insured events of prior years	225.9	242.6

Total payments	343.6	381.5

Change in reinsurance recoverable on unpaid losses	(43.5)	5.5

Reserve for losses and LAE, end of period	$3,052.8	$3,036.6

The table below summarizes the reserve for losses and LAE by line of business.

(In millions)	March 31, 2005	December 31, 2004
Personal Automobile	$1,189.0	$1,183.9
Homeowners and Other	184.4	218.3

Total Personal	1,373.4	1,402.2
Worker’s Compensation	639.6	640.6
Commercial Automobile	254.0	254.2
Commercial Multiple Peril	557.8	572.1
Other Commercial	228.0	199.5

Total Commercial	1,679.4	1,666.4

Total reserve for losses and LAE	$3,052.8	$3,068.6

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

The table below summarizes the change in the provision for insured events of prior years by line of business.

	Three Months Ended March 31,
(In millions)	2005	2004
Increase (decrease) in loss provision for insured events of prior years:
Personal Automobile	$(3.8)	$1.5
Homeowners and other	(5.2)	(1.9)

Total Personal	(9.0)	(0.4)

Worker’s Compensation	5.2	(0.1)
Commercial Automobile	—	(5.5)
Commercial Multiple Peril	(2.7)	(6.5)
Other Commercial	(4.1)	0.7

Total Commercial	(1.6)	(11.4)

Voluntary Pools	0.7	0.9

Decrease in loss provision for insured events of prior years	(9.9)	(10.9)
Decrease in LAE provision for insured events of prior years	(3.8)	(8.2)

Decrease in total loss and LAE provision for insured events of prior years	$(13.7)	$(19.1)

Estimated loss reserves for claims occurring in prior years developed favorably by $9.9 million and $10.9 million during the first quarter of 2005 and 2004, respectively. The favorable loss reserve development during the first quarter of 2005 is primarily the result of a decrease in personal lines claim frequency and claim severity in the 2004 accident year. In addition, the commercial multiple peril line and other commercial lines experienced lower claim severity. Partially offsetting these items was adverse development, primarily in the 2004 accident year, in the workers’ compensation line during the first quarter of 2005, which is primarily the result of increased medical costs and long term attendant care costs.

The favorable loss reserve development during the first quarter of 2004 was primarily the result of a decrease in commercial automobile and commercial multiple peril lines claim frequency in the 2003 accident year. Partially offsetting these items was the adverse development in the personal automobile line during the first quarter of 2004, which was primarily the result of increased claim severity related to medical costs. Since these costs have risen beyond previous estimates, reserve increases have been recognized in the period information became available.

During the first quarter of 2005 and 2004, estimated LAE reserves for claims occurring in prior years developed favorably by $3.8 million and $8.2 million, respectively. The favorable development in these periods is primarily attributable to claims process improvement initiatives taken by us during the 1997 to 2001 calendar-year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the claim settlement process, the actuarial process recognizes these trends within the reserving methodology affecting future claim settlement assumptions, resulting in the recognition of favorable development. The favorable impact on prior accident year LAE reserves begins to lessen as these claim settlement process improvements are recognized in current actuarial assumptions. Since we believe that the impact of these actions has been previously recognized, we expect less favorable LAE prior year reserve development from these process improvements. This item is reflected in the decline in favorable LAE prior year reserve development for the quarter ended March 31, 2005 versus the same period in 2004.

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $25.6 million and $24.7 million at March 31, 2005 and December 31, 2004, respectively, net of reinsurance of $15.5 million and $16.3 million at March 31, 2005 and December 31, 2004, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the last three years. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $48.2 million at March 31, 2005 and December 31, 2004. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. As part of our pool reserves, we participated in Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of $2.0 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

Life Companies

The following table summarizes the results of operations for the Life Companies segment for the periods indicated:

	Three Months Ended March 31,
(In millions)	2005	2004
Segment revenues
Premiums	$19.1	$20.2
Fees:
Fees from surrenders	9.2	13.8
Other proprietary product fees	55.0	62.3
Net investment income	50.3	56.9
Other income	12.1	14.8

Total segment revenues	145.7	168.0

Policy benefits, claims and losses	76.7	65.4
Policy acquisition expenses	35.5	32.3
Other operating expenses	40.9	60.5

Segment (loss) income	$(7.4)	$9.8

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Life Companies’ segment loss was $7.4 million in the first quarter of 2005 compared to income of $9.8 million in the first quarter of 2004. While certain transactions may impact several income statement line items, the following items contributed to the overall change in segment income. The decline in equity market returns and the continued runoff of our variable life and annuity business reduced profits by $6.4 million as a result of higher DAC amortization and lower fees. In addition, the combined effect of increased GMDB reserve expenses required under SOP 03-1, and derivatives gains associated with the GMDB hedging program, both net of DAC, increased net expenses by $4.0 million in the first quarter of 2005, also due to a decline in equity market returns. See also “Guaranteed Minimum Death Benefits” below. Additionally, interest margins on GICs decreased $2.8 million, primarily from lower yields and lower average assets, and traditional life results were less favorable by $1.8 million.

Net Investment Income

Net investment income declined $6.6 million, to $50.3 million for the three months ended March 31, 2005. The decline in net investment income principally resulted from a shift to lower yielding short-term securities in anticipation of scheduled maturities of long-term funding agreements and a decrease in pre-tax yields on fixed maturity securities. Average pre-tax yields on fixed maturities decreased to 5.8% for the first three months of 2005 compared to 6.0% for the first three months of 2004. The decline in average pre-tax yields is due to the lower prevailing fixed maturity investment rates. We expect that the lower prevailing fixed maturity investment rates reflected in the current interest rate environment will continue to negatively affect our average investment yield.

Net investment income is expected to continue to decline in 2005 primarily due to the $418.8 million maturity of a long-term funding agreement during the first quarter of 2005 and additional maturities of $187.2 million in the second and third quarters of 2005, along with the reduction of other general account assets as a result of surrenders and redemptions. The reductions in income from long-term funding agreement balances is expected to be offset by a corresponding reduction in interest credited to the holders of such long-term funding agreements.

Deferred Acquisition Costs and Sales Inducements

DAC for variable life products and variable annuities consists of commissions, underwriting costs and other costs that are amortized in proportion to the estimated total gross profits from such products. We estimate that these costs will be earned over the expected life of the insurance contracts to which such costs relate. To estimate the profitability of our insurance contracts, we establish and apply assumptions relating to, among other matters, appreciation of account assets, contract persistency and contract costs (such as those relating to any GMDB feature and fees payable to distributors). We regularly evaluate these assumptions to determine whether recent experience or anticipated trends merit adjustments to such assumptions. For additional information regarding our accounting policy and estimates related to DAC, see “Critical Accounting Estimates.”

The Company’s variable annuity products include contracts that offered enhanced credit rates or bonus payments. These enhanced rates are considered sales inducements under SOP 03-1. Amortization of these sales inducements over the life of the contract is reflected as a policy benefit and is computed using the same methodology and assumptions used in amortizing DAC.

In the first quarter of 2005, amortization of sales inducements and policy acquisition expenses decreased $0.1 million to $39.6 million. DAC and sales inducement amortization decreased from the impact of the runoff of the core business, partially offset by the GMDB hedging program, discussed below and lower equity market returns, which resulted in an increase to DAC amortization.

Other Operating Expenses

In the first quarter of 2005, other operating expenses decreased $19.6 million, to $40.9 million. The decrease reflects an $11.2 million pre-tax difference in results from the derivative contracts in connection with the GMDB hedging program, resulting in a $5.8 million gain for the quarter ended March 31, 2005 compared to $5.4 million loss for the quarter ended March 31, 2004. Lower interest expense related to trust instruments supported by funding obligations, lower distribution and insurance operation expenses related to the decision to discontinue retail sales operations of VeraVest, lower commissions and ongoing expense management efforts also contributed to the decrease.

Included in other operating expenses of $40.9 million is $9.9 million of interest expense related to trust instruments supported by funding obligations and the $5.8 million GMDB hedging program gain discussed above. Of the remaining $36.8 million of other operating expenses, we estimate that approximately 35% vary directly with policy count and we expect to manage these expenses down over time as the policy count decreases. The balance of these expenses are relatively fixed and primarily associated with technology, finance, human resources and legal activities that do not decline proportionally with policy count. These expenses also include allocations of corporate overhead.

GIC Derivative Instruments

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap and futures contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. These hedges resulted in a $5.1 million reduction in net investment income during the first quarter of 2005, as compared to a $5.5 million reduction in net investment income during the first quarter of 2004. These reductions were offset by similar reductions in GIC interest credited during the first quarter of 2005 and 2004. Although we do not expect our hedges to become ineffective, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, there can be no assurance that we will not experience losses from ineffective hedges in the future.

Guaranteed Minimum Death Benefits

The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate (most commonly 5% annually), the highest historical account value on a contract anniversary, or more typically the greatest of these values. If the GMDB is higher than the current account value at the time of death, we incur a cost equal to the difference. As of March 31, 2005, the difference between the GMDB and the current account value (the “net amount at risk”) for all existing contracts was approximately $2.1 billion, compared to approximately $1.9 billion at December 31, 2004. The increase from December 31, 2004 was primarily the result of a decrease in equity market values during the three months ended March 31, 2005. For each one percent increase or decrease in the S&P 500 Index from March 31, 2005 levels, the net amount at risk is estimated to decrease or increase, respectively, by approximately $50 million to $70 million. Other factors, such as interest rates, the relative performance of our funds and persistency of existing accounts, may also affect the net amount at risk.

On January 1, 2004, we adopted Statement of Position 03-1. SOP 03-1 provides guidance for, among other items, determining liabilities for GMDB costs. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions including, among other items, mortality, estimates of future market returns and expected contract persistency. On January 1, 2004, we recorded an $88.0 million pre-tax charge to earnings, reflected in the cumulative effect of a change in accounting principle in the Consolidated Statements of Income. This reflects adjustments to both our GMDB reserve and our DAC asset, as well as additional reserves required for our product features. The reserve calculation required under SOP 03-1 resulted in an increase of GMDB expense of $5.5 million for the first quarter of 2005 and a decrease of $5.7 million in the first quarter of 2004, subsequent to the adoption of SOP 03-1. Subsequent changes in the reserve will continue to be included in segment income. Future changes in market levels, persistency of existing accounts, including the effect on the age distribution, specific fund performance, interest rates, mortality and other factors, may result in material changes to GMDB costs and related expenses.

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

As the block of annuity contractholders ages, our mortality costs, as a percentage of the net amount at risk, will increase due to premium increases related to the GMDB mortality reinsurance program. The mortality reinsurance program, which extends until 2012, provides protection against adverse mortality experience but not against the increasing age of annuitants. The hedge program also does not protect against the reduction in proprietary product fees and cash flow which would result from the reduction in net account balances following a decline in the equity market.

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

The program utilizes a dynamic hedging approach involving exchange traded futures contracts. Under the program, hedge contracts are expected to generate cash to fund increases in the GMDB claims resulting from declines in the equity market. As part of the program, investment returns of a majority of the funds underlying our variable annuity products were correlated with widely followed indices which have exchange traded futures contracts. There can be no assurance that the returns of the underlying funds will be perfectly correlated to the returns of the indices. Also, certain market risks such as those relating to interest rates have not been hedged; such interest rate risk is predominantly in separate accounts which have underlying bond funds, which represent approximately 14% of separate account assets as of March 31, 2005. As interest rates rise, account values decrease, and the net amount at risk and associated reinsurance premium increase. Consequently, we would expect an increase in unhedged GMDB cost.

In connection with our GMDB hedging program, we recognized $5.8 million in pre-tax gains on the derivative contracts in the first quarter of 2005. This gain was more than offset by the combined effect of higher GMDB expenses of $5.5 million and increased DAC amortization of $2.3 million. In contrast, we incurred $5.4 million in pre-tax losses on derivative contracts in the first quarter of 2004. This loss was more than offset by the combined effect of lower GMDB expenses of $5.7 million and decreased DAC amortization of $1.7 million.

The following table provides a reconciliation of our beginning and ending reserve for GMDB utilizing generally accepted accounting principles. These reserves differ from the statutory GMDB reserves disclosed in the section “Statutory Capital of Insurance Subsidiaries”, which are calculated using prescribed statutory accounting principles.

	March 31
(In millions)	2005	2004
Reserve for GMDB, beginning of period	$74.6	$26.2
Adoption of SOP 03-1	—	80.6
Provision for GMDB:
GMDB expense incurred	11.3	12.6
Volatility (1)	5.5	(5.7)

	16.8	6.9
Claims, net of reinsurance (2):
Claims from policyholders	(16.0)	(19.6)
Claims ceded to reinsurers (3)	15.6	18.8

	(0.4)	(0.8)

GMDB reinsurance premiums paid (2)	(15.2)	(15.7)

Reserve for GMDB, end of period	$75.8	$97.2

(1)	Volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality, and other factors that are assumptions within the GMDB reserving model.
(2)	We maintain a GMDB mortality reinsurance program covering the incidence of mortality on variable annuity policies. We pay the reinsurers monthly premiums based on variable annuity net amount at risk in exchange for reimbursement of the net amount at risk portion of qualified cash claims. These premiums are significantly lower on products sold through our former agency channel due to the lower average age of the business. We retain the market risk associated with the net amount at risk on the variable annuity business (see GMDB hedge program discussion included in Guaranteed Minimum Death Benefits section).
(3)	Claims ceded to reinsurers exclude those contracts with a date of death prior to December 1, 2002 and certain other claims.

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

	Three Months Ended March, 31, 2005			Three Months Ended December 31, 2004			Three Months Ended March 31, 2004
		Redemptions (2)			Redemptions (2)			Redemptions (2)
(In millions)	Account Values (1)	Amount	Rates	Account Values (3)	Amount	Rates	Account Values (1)	Amount	Rates
Agency	$3,591.5	$238.3	28%	$3,533.8	$217.4	24%	$4,364.3	$334.9	31%
Select	2,644.9	112.8	18	2,553.1	97.4	15	2,852.3	125.1	18
Partners	4,224.1	175.4	17	4,085.7	163.5	16	4,526.0	174.1	16

Total	$10,460.5	$526.5	21%	$10,172.6	$478.3	19%	$11,742.6	$634.1	22%

(1)	Account values at March 31 reflect market values as of January 1 of the year indicated.
(2)	Redemptions reflect quarterly activity for the period indicated.
(3)	Account values at December 31 reflect market values as of October 1 of the year indicated.

The following table reflects the average age of our inforce business as of the periods indicated:

	March 31, 2005	December 31, 2004	December 31, 2003
Agency	62	62	61
Select	71	71	70
Partners	74	74	73

Total	69	69	68

Redemption levels in the first quarter of 2005 were lower than the first quarter of 2004, particularly in our former Agency channel. The higher level of redemptions in the first quarter of 2004 was a result of our cessation of retail sales operations through VeraVest and the termination of the contracts of the registered representatives who constituted our former Agency channel. However, our mix of product surrenders continues to be unfavorable in the current quarter because a higher proportion of the total surrenders came from our former agency distribution channel. This channel has a lower average age of annuitant than the other channels. Therefore, should the higher relative surrender rates in this channel continue, our mortality costs as a percentage of overall net amount at risk will increase. Notwithstanding the recent redemption patterns, we believe that our current overall DAC assumptions include reasonable redemption levels. However, we cannot provide assurance that ultimately redemptions will not differ from our assumptions. Such differences could materially, adversely affect DAC amortization in future periods, as well as GMDB costs and reserves, and segment income excluding certain non-cash items.

Life Companies Segment Income Excluding Certain Non-Cash Items

In addition to our review of segment income, we also utilize an alternative non-GAAP method of viewing our Life Companies business. We adjust the segment income for the Life Companies for various non-cash items. We believe this measure allows for the review of the performance of this business based on the current cash operations. In addition, this measure provides us with information regarding cash flows of this business that we can use in assessing the funding requirements to support these operations and any excess cash the business may be generating. However, this measure does not reflect statutory earnings or increases in statutory surplus or amounts available to dividend from the life insurance companies, which in any case, are subject to regulatory approval. This measure is also subject to fluctuations resulting from gains or losses in our GMDB hedging program.

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

The following tables provide a reconciliation of segment (loss) income before taxes to segment income excluding certain non-cash items.

	Three Months Ended
(In millions)	March 31, 2005	December 31, 2004	March 31, 2004
Segment (loss) income	$(7.4)	$16.5	$9.8
Deferred acquisition cost operating amortization and amortization of sales inducements, net	39.2	14.6	38.0
Property, plant and equipment, net	1.3	0.8	0.9
Statement of Position 98-1 amortization, net	0.9	0.7	1.2
Change in guaranteed minimum death and income benefit reserves	1.6	(19.0)	(9.6)

Total segment income excluding certain non-cash items	$35.6	$13.6	$40.3

Segment income excluding certain non-cash items decreased $4.7 million in the first quarter of 2005 as compared to the first quarter of 2004. This decrease primarily resulted from lower asset based fees and higher policy benefits, partially offset by a gain of $11.2 million on the GMDB hedging program. Additionally, segment income excluding certain non-cash items increased $22.0 million, to $35.6 million in the first quarter of 2005, compared to $13.6 million in the fourth quarter of 2004. The increase is primarily due to a gain of $5.8 million on the GMDB hedging program in the first quarter versus a $19.7 million loss in the fourth quarter of 2004, for a total change of $25.5 million. This increase was partially offset by lower asset based fees.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	March 31, 2005		December 31, 2004
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$7,227.6	90.3%	$7,822.2	89.4%
Equity securities (1)	16.8	0.2%	17.0	0.2%
Mortgages	113.5	1.4%	114.8	1.3%
Policy loans (1)	254.0	3.2%	256.4	2.9%
Cash and cash equivalents (1)	336.9	4.2%	486.5	5.6%
Other long-term investments	52.0	0.7%	55.3	0.6%

Total	$8,000.8	100.0%	$8,752.2	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $751.4 million, or 8.6%, to $8.0 billion during the first quarter of 2005, as a result of decreases in fixed maturities of $594.6 million and cash and cash equivalents of $149.6 million. Fixed maturities decreased primarily due to the maturity of a long-term funding agreement in our Life Companies segment and market value depreciation. Cash and cash equivalents decreased primarily as a result of a decrease in collateral held related to our securities lending program, as well as the maturity of a long-term funding agreement in our Life Companies segment.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, mortgage-backed securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 94.0% at March 31, 2005 and 94.2% at December 31, 2004 of our total fixed maturity portfolio.

The following table provides information about the credit quality of our fixed maturities:

(In millions)		March 31, 2005		December 31, 2004
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
1	Aaa/Aa/A	$4,772.5	$4,828.2	$4,976.3	$5,113.8
2	Baa	1,923.1	1,965.0	2,167.5	2,257.6
3	Ba	201.0	206.2	220.1	233.7
4	B	142.1	145.6	132.8	142.6
5	Caa and lower	54.7	65.8	44.8	56.3
6	In or near default	9.8	16.8	11.9	18.2

Total fixed maturities		$7,103.2	$7,227.6	$7,553.4	$7,822.2

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.7% for March 31, 2005 and 5.9% for March 31, 2004. This decline reflects lower prevailing fixed maturity investment rates and an increased emphasis on higher credit quality, shorter duration fixed maturity investments. We expect that the lower prevailing fixed maturity investment rates reflected in the current interest rate environment will continue to negatively affect our average investment yield.

At March 31, 2005, $143.9 million of our fixed maturities were invested in traditional private placement securities, as compared to $157.7 million at December 31, 2004. Fair values of traditional private placement securities are determined by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $2.9 million of realized losses on other-than-temporary impairments of fixed maturities for the first quarter of 2005, as compared to $2.3 million for the first quarter of 2004, principally resulting from our exposure to below investment grade securities. Other-than-temporary impairments of fixed maturities for the first quarter of 2005 included $1.7 million related to the finance sector; $0.9 million related to industrial sector; and $0.3 million related to securitized investments. For the first quarter of 2004, all of the other-than-temporary impairments of fixed maturities were related to the airline/transportation sector. There were no other-than-temporary impairments of equity securities for the first quarter of 2005. We recognized $0.1 million of realized losses on other-than-temporary impairments of equity securities for the first quarter of 2004.

In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; a prolonged period in which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position:

	March 31, 2005		December 31, 2004
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
0-6 months	$31.0	$2,158.9	$4.2	$652.7
7-12 months	7.2	253.5	6.1	332.0
Greater than 12 months	20.5	402.0	15.5	425.4

Total investment grade fixed maturities	58.7	2,814.4	25.8	1,410.1

Below investment grade fixed maturities:
0-6 months	4.3	127.4	0.4	36.9
7-12 months	0.8	13.4	1.9	20.3
Greater than 12 months	0.5	3.1	—	1.0

Total below investment grade fixed maturities	5.6	143.9	2.3	58.2
Equity securities	0.2	1.4	0.1	0.7

Total fixed maturities and equity securities	$64.5	$2,959.7	$28.2	$1,469.0

We had $64.5 million of gross unrealized losses on fixed maturities and equity securities at March 31, 2005, as compared to $28.2 million at December 31, 2004. Approximately $10.9 million of the gross unrealized losses at March 31, 2005 relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, compared to $5.5 million at December 31, 2004. At both March 31, 2005 and December 31, 2004, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary as it is our assessment that these securities will recover in the near-term. Furthermore, as of March 31, 2005, we had the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other than temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets and our Consolidated Statements of Comprehensive Income.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at March 31, 2005 and December 31, 2004. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

(In millions)	March 31, 2005	December 31, 2004
Due in one year or less	$0.3	$1.0
Due after one year through five years	11.4	3.4
Due after five years through ten years	28.3	10.9
Due after ten years	24.3	12.8

Total fixed maturities	64.3	28.1
Equity securities	0.2	0.1

Total fixed maturities and equity securities	$64.5	$28.2

We had fixed maturity securities with a carrying value of $17.1 million on non-accrual status at March 31, 2005, as compared to $29.8 million at December 31, 2004. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $1.1 million for the quarter ended March 31, 2005, as compared to a reduction of $1.7 million for the quarter ended March 31, 2004. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by foreign currency, equity market and interest rate volatility. As such, we enter into foreign currency swap and futures contracts, as well as compound foreign currency/interest rate swap contracts, to hedge foreign currency and interest rate exposure on specific funding agreement liabilities. We also entered into various types of interest rate swap contracts to hedge exposure to interest rate fluctuations on floating rate funding agreement liabilities that were matched with fixed rate securities. Also, in the first quarter of 2005, we sold futures to hedge the embedded gains in certain bonds identified to be liquidated to settle the maturity of a particular long-term funding agreement.

On December 3, 2003, we implemented an economic hedging program involving exchange traded futures contracts to hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003 (See Life Companies– Guaranteed Minimum Death Benefits). The program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. During the first quarter of 2005, we recognized $5.8 million in gains, reflected in Life Companies segment income, as compared to $5.4 million of losses in the first quarter of 2004. The GMDB hedges do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

The provision for federal income taxes before the cumulative effect of a change in accounting principle was an expense of $14.5 million during the first quarter of 2005 compared to a benefit of $23.4 million during the same period in 2004. These provisions resulted in consolidated effective federal tax rates of 23.8% and (50.9)% for the quarters ended March 31, 2005 and 2004, respectively. The 2004 effective tax rate reflected a $30.1 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1979 to 1991. The largest of the disputed items related to deductions taken for increased death benefits pertaining to certain life insurance contracts existing in 1982 and 1983. The settlement entitled us to receive a refund of amounts paid for these years, as well as various tax credits that can be applied to offset federal tax liabilities in other years.

Absent the aforementioned $30.1 million benefit, the effective tax rate in 2004 was 14.6%. The increase in the tax rate was primarily due to an increase in underwriting income.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Because the amounts of the loss reserves are sensitive to our assumptions, we do not completely rely on only one estimate to determine our loss reserves. We develop several estimates using generally accepted actuarial projection methodologies that result in various loss reserve outcomes. Multiple estimation methods are available for the analysis of ultimate loss reserves. Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all product line components. The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time. Therefore, the actual choice of estimation methods can change with each evaluation. The estimation methods chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the loss reserves being evaluated.

In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the loss reserves being evaluated. This will result in a range of reasonable estimates for any particular loss reserve. The exact boundary points of these ranges are more qualitative than quantitative in nature, since no clear line of demarcation exists to determine when the set of underlying assumptions for an estimation method changes from being reasonable to unreasonable. As a result, we do not believe that the endpoints of these ranges are comparable across companies. In addition, potential interactions among the different estimation assumptions for different product lines make the aggregation of individual ranges a highly judgmental and inexact process. For these reasons, we adopt an estimate that considers all of the actuarial projection methodologies plus other factors not captured by these methodologies and do not consider it appropriate to report a range of estimations.

Regarding voluntary and involuntary pools, managers of each pool provide us with loss estimates. We adopt an estimate that considers this information and other facts. We exercise judgment based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate which reflects our expected ultimate loss and loss adjustment expenses.

When trends emerge that we believe affect the future settlement of claims, we would adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, a reserve change of $22 million would have a one percentage point impact on the loss and LAE ratio, based on 2004 full year earned premiums. Each one percentage point change in the loss and LAE ratio would have a $14 million impact on net income, after taxes.

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

Variable Products’ Deferred Policy Acquisition Costs and Deferred Sales Inducements

DAC consists of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of insurance deposits. Our variable annuity product offerings included contracts that offered enhanced crediting rates or bonus payments, also referred to as sales inducements. Prior to the adoption of SOP 03-1 in 2004, sales inducements were included with our deferred policy acquisition costs. Acquisition costs and sales inducements related to our variable products (variable universal life and variable annuities) are recorded on the balance sheet and amortized through the income statement in proportion to total estimated gross profits over the expected life of the contracts. Our estimated gross profits are based on assumptions including mortality, contract persistency, asset growth rates, expenses associated with policy maintenance and contract costs (such as those relating to any GMDB feature and fees payable to distributors). The principal source of earnings for these policies is from asset-based fees, which can vary in relation to changes in the equity market.

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

We review the DAC and deferred sales inducement asset quarterly to determine if it is recoverable from future income. If the assets are determined to be unrecoverable, such costs are expensed at the time of determination. The amount of DAC considered recoverable would be reduced in the near-term if the estimate of ultimate or future gross profits is reduced. We would revise the amount of DAC amortization if any of the estimates discussed above were revised. In addition, the disposition of a line of business can result in the permanent impairment of the related DAC and deferred sales inducement asset.

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

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are statutory GMDB reserves, Total Adjusted Capital and RBC ratios for our life insurance subsidiaries and for Hanover, as applicable, as of March 31, 2005, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

	Statutory GMDB Reserves (3)
(In millions, except ratios)	Gross of Reinsurance	Net of Reinsurance	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
AFLIAC (1)	$110.4	$83.0	$588.7	$116.3	$58.1	506%	1013%
FAFLIC	2.8	2.2	209.9	58.0	29.0	362%	724%
Hanover (2)	—	—	1,135.7	442.1	221.0	257%	514%

(1)	AFLIAC’s Total Adjusted Capital includes $209.9 million related to its subsidiary, FAFLIC.
(2)	Hanover’s Total Adjusted Capital includes $627.5 million related to its subsidiary, Citizens.
(3)	AFLIAC statutory GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.

The total adjusted statutory capital position of our life companies continued to improve during the first quarter of 2005, increasing from $581.9 million at December 31, 2004 to $588.7 million at March 31, 2005.

The improvement of our life companies’ RBC ratios reflect lower required risk based capital primarily as a result of lower deposit fund reserves and group annuity contracts.

Liquidity and Capital Resources

Net cash used for operating activities was $47.1 million during the first quarter of 2005, as compared to $194.5 million in 2004. The $147.4 million decline in cash used for operating activities resulted primarily from lower net loss and LAE payments in the property and casualty business and lower net payments from our general account as a result of fewer annuity contract redemptions in the Life Companies.

Net cash provided by investing activities was $472.9 million during the first three months of 2005, compared to $193.1 million for the same period of 2004. During 2005, cash was primarily provided by net sales of fixed maturity securities, resulting from the maturity of certain long-term funding agreements in our Life Companies segment. During 2004, cash was provided primarily from the net sales of fixed maturities, resulting from funding agreement withdrawals and general account annuity redemptions.

Net cash used in financing activities was $575.4 million during the first quarter of 2005, compared to net cash used of $203.7 million for the same period of 2004. The increase in cash used in 2005 is primarily due to the maturity of certain long-term funding agreements in our Life Companies segment and the reduction of cash held as collateral related to our securities lending program.

At March 31, 2005, AFC, as a holding company, holds $119.5 million of cash and fixed maturities. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2005, which consist primarily of interest on the senior debentures and junior subordinated debentures. Additionally, we expect that it will be necessary for the holding company to pay certain federal income tax liabilities during 2005. However, we currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2005 holding company obligations.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. In addition, we had no commercial paper borrowings as of March 31, 2005 and we do not anticipate utilizing commercial paper in 2005. Debt ratings downgrades in prior years continue to preclude or adversely affect the cost and availability of credit lines, commercial paper, and other additional debt and equity financing.

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

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position. However, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. A trial date for the damage phase of the litigation has not been set.

We have been named a defendant in various other legal proceedings arising in the normal course of business and are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, “revenue sharing” and other matters, and regulatory inquiries into compensation arrangements with brokers and agents. A number of companies have announced settlements of enforcement action related to such matters with various regulatory agencies, including the Securities and Exchange Commission (the “SEC”), which have included a range of monetary penalties and restitution. While no such action has been initiated against us, the SEC may take some action at the conclusion of the on-going investigation related to “market timing”, “revenue sharing” and other matters. The potential outcome of any such action, or other legal proceedings in which we have been named a defendant, and our ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

Rati ng Agency Actions

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

In May 2005, A.M. Best Co. upgraded the debt ratings on our senior debt to “bbb-” from “bb+”, and on our Capital Securities to “bb” from “bb-”. Our short-term debt rating of “AMB-3” has been withdrawn, since we no longer have a commercial paper program. In addition, A.M. Best re-affirmed the financial strength ratings of A- (excellent) of our property and casualty subsidiaries, and B+ (Very Good) of our life insurance companies. All ratings from A.M. Best were assigned a “stable” outlook.

Recent Developments

The Commissioner of Insurance in Michigan adopted rules banning the use of any form of credit scores in the underwriting or pricing of personal lines products, effective July 1, 2005. In April 2005, a trial court issued a decision in a Declaratory Judgment Action filed by several insurance companies and trade associations challenging the Commissioner’s authority to implement the ban. The Trial Court found for the Plaintiffs and permanently enjoined the Commissioner from enforcing the rules. The Commissioner of Insurance filed a Claim of Appeal with the Michigan Court of Appeals. If the ban were to become effective, it could have a disruptive impact on the overall market as some consumers would experience an increase in premium and some would experience a decrease in premium. The proposed ban could have an adverse effect on retention rates and new business volume, as well as possibly result in a lowering of overall premiums as actions are taken to offset the anticipated lower retention rates and new business volume.

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

Risks Relating to Our Property and Casualty Insurance Business

We generate a significant portion of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse catastrophe experience, severe weather or other unanticipated significant losses; (ii) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years, including risks indirectly insured through discontinued pools which are included in the Other Property and Casualty segment; (iii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments; (iv) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (v) restrictions on insurance underwriting; (vi) industry-wide change resulting from current investigations and inquiries relating to compensation arrangements with insurance brokers and agents; and (vii) disruptions caused by the introduction of new personal lines products, such as our new multi-variate auto product, and related technology changes and new personal and commercial lines operating models.

In particular, future operating results as compared to prior years and forward-looking information regarding personal lines and commercial lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates. Results in personal lines may also be adversely affected by pricing decreases and market disruptions which could be caused by the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores, and by disruptions caused by judicial and potential legislative intervention related to new rules adopted by the Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market. Additionally, our personal lines production and earnings may be unfavorably affected by the introduction of our new multi-variate auto product should we experience adverse selection because of our pricing, operational difficulties or implementation impediments with independent agents.

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

We have provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses and DAC amortization and net amount at risk. This information is an estimation only and is based upon matters in effect on March 31, 2005. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

Risks Relating to Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) heightened competition, including the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (ii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring, such as the recent proposal to ban the use of credit scores with respect to personal lines in Michigan, recent and future changes affecting the tax treatment of insurance and annuity products, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) the inability to attract, or the loss or retirement of key executives or other key employees, particularly in the Life Companies segment; (vii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best; (ix) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (x) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (xi) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters; (xii) defaults or impairments of debt securities held by us; (xiii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels; (xiv) the effects of our restructuring actions, including any resulting from the cessation of retail sales through VeraVest or from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; and (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

In addition, except where required or permitted by applicable accounting principles, components of our Consolidated Balance Sheets are not marked to market or otherwise intended to reflect our estimates of the fair market or disposition value of such assets or liabilities or the related businesses. The recorded value of certain assets, such as deferred acquisition costs, deferred federal income taxes and goodwill, and certain liabilities such as guaranteed minimum death benefit reserves, reflect the application of our assumptions to generally accepted accounting principles. Accordingly, in the event of a disposition of all or a portion of any such assets, liabilities or related businesses, the value obtainable in such a transaction may differ materially from the value reflected in our consolidated financial statements, which would in turn have a material impact on Shareholders’ Equity and book value per share. Management continually evaluates strategic options for the Life Companies, including the possible disposition of all or a portion of such business. In the event of such a disposition, it is management’s expectation that the realizable value would be substantially and materially lower than the value reflected in Shareholders’ Equity in our Consolidated Balance Sheets. Additionally, such transactions may also result in the reallocation of corporate overhead costs to other segments.

Glossary of Selected Insurance Terms

Annuity contracts – An annuity contract is an arrangement whereby an annuitant is guaranteed to receive a series of stipulated amounts commencing either immediately or at some future date. Annuity contracts can be issued to individuals or to groups.

Antiselection – The tendency of people who suspect or know they are more likely than average to experience loss to apply for or retain an insurance or annuity contract to a greater extent than are people who lack such knowledge of probable loss.

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

Combined ratio, GAAP – This ratio is the GAAP equivalent of the statutory ratio that is widely used as a benchmark for determining an insurer’s underwriting performance. A ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income. The combined ratio is the sum of the loss ratio, the loss adjustment expense ratio, and the underwriting expense ratio.

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

Loss adjustment expense ratio, GAAP – The ratio of loss adjustment expenses to earned premiums for a given period.

Loss costs – An amount of money paid for a property and casualty claim.

Loss ratio, GAAP – The ratio of losses to premiums earned for a given period.

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

Rate – The pricing factor upon which the policyholder’s premium is based.

Rate increase (commercial lines) – Represents the average change in premium on renewal policies caused by the estimated net effect of base rate changes, discretionary pricing, inflation or changes in policy level exposure.

Rate increase (personal lines) – The estimated cumulative premium effect of approved rate actions during the prior policy period applied to a policy’s renewal premium.

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

Underwriting expense ratio, GAAP – This ratio reflects underwriting expenses to earned premiums.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in management’s discussion and analysis of financial condition and results of operations as of December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the first three months of 2005 to these risks or our management of them.

ITEM 4

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures Evaluation

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on our controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, subject to the limitations noted above, our disclosure controls and procedures were effective to provide reasonable assurance that material information was made known timely to our management, including our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

There have not been any significant changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position. However, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. A trial date for the damage phase of the litigation has not been set.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2005	—	$—	—	—
February 1 – 28, 2005	—	—	—	—
March 1 – 31, 2005	—	—	—	—

Total	—	$—	—	—

ITEM 6 - EXHIBITS

EX – 10.68	Non-Employee Director Compensation Summary

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX –32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX –32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allmerica Financial Corporation Registrant

Dated May 4, 2005

/s/ Frederick H. Eppinger, Jr.
Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

Dated May 4, 2005

/s/ Edward J. Parry, III
Edward J. Parry, III
Chief Financial Officer, Executive Vice President,
Principal Accounting Officer and Director