Form 10-Q
period 2005-06-30
ALLMERICA FINANCIAL CORP
filed 2005-08-04
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 53,459,597 shares of common stock outstanding, as of August 1, 2005.

TABLE OF CONTE NTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2005	2004	2005	2004
REVENUES
Premiums	$555.3	$572.3	$1,124.6	$1,148.8
Fees and other income	82.8	95.6	169.9	198.0
Net investment income	98.6	106.2	199.7	210.9
Net realized investment gains	4.0	7.0	24.2	22.7

Total revenues	740.7	781.1	1,518.4	1,580.4

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	402.3	456.0	851.3	915.5
Policy acquisition expenses	140.9	148.8	292.5	299.7
Losses from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	3.2
(Gains) losses on derivative instruments	(0.2)	0.3	0.2	1.3
Restructuring costs	0.2	2.2	0.9	5.5
Other operating expenses	119.4	135.9	234.4	271.4

Total benefits, losses and expenses	662.6	743.2	1,379.3	1,496.6

Income before federal income taxes	78.1	37.9	139.1	83.8

Federal income tax expense (benefit):
Current	(5.2)	5.6	(4.5)	(20.5)
Deferred	11.3	(0.1)	25.1	2.6

Total federal income tax expense (benefit)	6.1	5.5	20.6	(17.9)

Income before cumulative effect of change in accounting principle	72.0	32.4	118.5	101.7
Cumulative effect of change in accounting principle (less income tax benefit of $30.8 for the six months ended June 30, 2004)	—	—	—	57.2

Net income	$72.0	$32.4	$118.5	$44.5

PER SHARE DATA
Basic
Income before cumulative effect of change in accounting principle	$1.35	$0.61	$2.22	$1.92
Cumulative effect of change in accounting principle (less income tax benefit of $0.58 for the six months ended June 30, 2004)	—	—	—	(1.08)

Net income	$1.35	$0.61	$2.22	$0.84

Weighted average shares outstanding	53.4	53.2	53.4	53.1

Diluted
Income before cumulative effect of change in accounting principle	$1.34	$0.60	$2.20	$1.89
Cumulative effect of change in accounting principle (less income tax benefit of $0.57 for the six months ended June 30, 2004)	—	—	—	(1.06)

Net income	$1.34	$0.60	$2.20	$0.83

Weighted average shares outstanding	53.9	53.7	53.8	53.7

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) June 30, 2005	December 31, 2004
ASSETS
Investments:
Fixed maturities-at fair value (amortized cost of $7,026.0 and $7,553.4)	$7,254.3	$7,822.2
Equity securities-at fair value (cost of $13.1 and $13.7)	17.3	17.0
Mortgage loans	108.6	114.8
Policy loans	251.9	256.4
Other long-term investments	46.3	55.3

Total investments	7,678.4	8,265.7

Cash and cash equivalents	413.5	486.5
Accrued investment income	109.2	118.2
Premiums, accounts and notes receivable, net	511.2	485.4
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,955.2	2,026.4
Deferred policy acquisition costs	844.4	905.5
Deferred federal income taxes	374.7	415.1
Goodwill	128.2	128.2
Other assets	387.2	433.2
Separate account assets	9,444.6	10,455.0

Total assets	$21,846.6	$23,719.2

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$3,347.6	$3,462.3
Outstanding claims, losses and loss adjustment expenses	3,158.1	3,179.0
Unearned premiums	1,038.3	1,029.8
Contractholder deposit funds and other policy liabilities	360.3	379.5

Total policy liabilities and accruals	7,904.3	8,050.6

Expenses and taxes payable	1,049.7	1,152.8
Reinsurance premiums payable	85.6	86.5
Trust instruments supported by funding obligations	363.1	1,126.0
Long-term debt	508.8	508.8
Separate account liabilities	9,444.6	10,455.0

Total liabilities	19,356.1	21,379.7

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million and 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,783.5	1,782.1
Accumulated other comprehensive income	31.6	3.0
Retained earnings	1,056.0	943.4
Treasury stock at cost (7.0 million and 7.2 million shares)	(381.2)	(389.6)

Total shareholders’ equity	2,490.5	2,339.5

Total liabilities and shareholders’ equity	$21,846.6	$23,719.2

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Six Months Ended June 30,
(In millions)	2005	2004
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,782.1	1,775.6
Unearned compensation related to restricted stock and other	1.4	6.5

Balance at end of period	1,783.5	1,782.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	87.1	89.4
Appreciation (depreciation) during the period:
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	44.0	(97.4)
(Provision) benefit for deferred federal income taxes	(15.4)	34.1

	28.6	(63.3)

Balance at end of period	115.7	26.1

MINIMUM PENSION LIABILITY:
Balance at beginning and end of period	(84.1)	(73.3)

Total accumulated other comprehensive income (loss)	31.6	(47.2)

RETAINED EARNINGS
Balance at beginning of period	943.4	833.1
Net income	118.5	44.5
Treasury stock issued for less than cost	(5.9)	(12.5)

Balance at end of period	1,056.0	865.1

TREASURY STOCK
Balance at beginning of period	(389.6)	(405.2)
Net shares reissued at cost under employee stock-based compensation plans	8.4	11.8

Balance at end of period	(381.2)	(393.4)

Total shareholders’ equity	$2,490.5	$2,207.2

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Net income	$72.0	$32.4	$118.5	$44.5

Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation (depreciation) during the period	82.9	(215.9)	(30.3)	(142.6)
(Provision) benefit for deferred federal income taxes	(29.0)	75.5	10.6	49.9

Total available-for-sale securities	53.9	(140.4)	(19.7)	(92.7)

Derivative instruments:
Net appreciation during the period	59.0	39.9	74.3	45.2
Provision for deferred federal income taxes	(20.6)	(13.9)	(26.0)	(15.8)

Total derivative instruments	38.4	26.0	48.3	29.4

Other comprehensive income (loss)	92.3	(114.4)	28.6	(63.3)

Comprehensive income (loss)	$164.3	$(82.0)	$147.1	$(18.8)

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
(In millions)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118.5	$44.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gains) losses on futures contracts	(3.1)	11.3
Net realized investment gains	(24.2)	(22.7)
Net amortization and depreciation	17.0	19.0
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	14.4	24.4
Deferred federal income taxes	25.1	2.6
Change in deferred acquisition costs	66.8	75.8
Change in premiums and notes receivable, net of reinsurance premiums payable	(34.3)	(53.6)
Change in accrued investment income	9.0	7.6
Change in policy liabilities and accruals, net	(143.6)	(155.7)
Change in reinsurance receivable	71.2	89.6
Change in expenses and taxes payable	(55.2)	(92.0)
Other, net	(6.2)	10.1

Net cash provided by (used in) operating activities	55.4	(39.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	1,296.9	915.8
Proceeds from disposals of equity securities	0.8	12.2
Proceeds from disposals of other investments	18.1	28.1
Proceeds from mortgages matured or collected	6.8	18.8
Proceeds from collections of installment finance and notes receivable	159.0	160.0
Purchase of available-for-sale fixed maturities	(767.8)	(893.7)
Purchase of equity securities	—	(2.6)
Purchase of other investments	—	(4.7)
Capital expenditures	(3.4)	(2.2)
Net receipts related to margin deposits on derivative instruments	5.0	9.0
Disbursements to fund installment finance and notes receivable	(151.3)	(146.5)
Other investing activities, net	(3.4)	—

Net cash provided by investing activities	560.7	94.2

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	(0.9)	(188.6)
Withdrawals from trust instruments supported by funding obligations	(646.0)	(34.1)
Exercise of options	2.4	3.3
Change in collateral related to securities lending program	(44.6)	(31.3)

Net cash used in financing activities	(689.1)	(250.7)

Net change in cash and cash equivalents	(73.0)	(195.6)
Cash and cash equivalents, beginning of period	486.5	778.1

Cash and cash equivalents, end of period	$413.5	$582.5

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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement No. 154”). Statement No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB Opinion No. 20”), and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement establishes, unless impracticable, retrospective application as the required method for all voluntary changes in accounting principle in the absence of specific transition provisions for the newly adopted accounting principle. Statement No. 154 requires companies to retrospectively apply the effect of the change to all prior periods practicable, and the financial statements for all periods presented shall be adjusted to reflect the change. Similarly, an error in the financial statements of a prior period that is discovered subsequent to their issuance shall be reported as a prior-period adjustment, and the financial statements for each period presented shall be adjusted to reflect the correction. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and the necessary disclosures once that determination has been made. Additionally, changes in methods of depreciation, amortization or depletion of long-lived, non-financial assets must be accounted for as a change in accounting estimate. The statement also requires certain disclosures in the period in which a change in accounting principle or correction of an error is made. Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”). This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Statement No. 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The provisions of this statement are effective for interim and annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amending the compliance dates of Statement No. 123(R). The rule allows companies to implement the standard at the beginning of their next fiscal year, rather than their next reporting period, that begins after June 15, 2005. The Company is evaluating the effects of Statement No. 123(R) and expects to begin expensing stock options in 2006.

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

The following summarizes the liability for GMDB contracts reflected in the general account (unaudited):

(In millions)
Balance at December 31, 2004	$74.6
Provision for GMDB:
GMDB expense incurred	22.3
Volatility (1)	8.0

30.3

Claims, net of reinsurance:
Claims from policyholders	(32.6)
Claims ceded to reinsurers	31.8

(0.8)
GMDB reinsurance premium	(30.6)

Balance at June 30, 2005	$73.5

(1)	Volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality and other factors that are assumptions within the GMDB reserving model.

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

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death as of June 30, 2005 and December 31, 2004. The net amount at risk is the death benefit coverage in force or the amount that the Company would have to pay if all contractholders had died as of the specified date, and represents the excess of the guaranteed benefit over the fair value of the underlying investments.

(In millions, except for contractholder information)	(Unaudited) June 30, 2005	December 31, 2004
Net deposits paid
Account value	$1,130	$1,228
Net amount at risk	$55	$57
Average attained age of contractholders	66	66
Ratchet (highest historical account value at specified anniversary dates)
Account value	$1,774	$2,024
Net amount at risk	$180	$185
Average attained age of contractholders	64	64
Roll-up (net deposits accumulated at a specified rate)
Account value	$97	$104
Net amount at risk	$22	$20
Average attained age of contractholders	76	76
Higher of ratchet or roll-up
Account value	$6,393	$7,049
Net amount at risk	$1,715	$1,676
Average attained age of contractholders	71	71

Total of guaranteed benefits categorized above
Account value	$9,394	$10,405
Net amount at risk	$1,972	$1,938
Average attained age of contractholders (weighted by account value)	69	69
Number of contractholders	174,974	188,897

Guaranteed Minimum Income Benefit

Additionally, the Company issued variable annuity contracts with a guaranteed minimum income benefit (“GMIB”) feature. The GMIB liability recorded at December 31, 2004 was $5.6 million. As of June 30, 2005, the balance increased to $6.4 million with no benefits being paid out. The GMIB liability is determined by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

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

The balance of deferred sales inducements was $66.2 million and $72.9 million as of June 30, 2005 and December 31, 2004, respectively.

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

The following table summarizes the Company’s variable annuities with guaranteed minimum returns for the periods indicated.

	(Unaudited) June 30, 2005	December 31, 2004
Account value (in millions)	$82.3	$90.3
Range of guaranteed minimum return rates	3.0-6.5%	3.0-6.5%

The aggregate fair value of assets supporting these contracts are as follows:

(In millions)	(Unaudited) June 30, 2005	December 31, 2004
Asset Type
Fixed maturities	$80.3	$104.7
Cash and cash equivalents	7.0	4.5

Total	$87.3	$109.2

4. Significant Transactions

In the fourth quarter of 2003, the Company ceased operations of its Life Companies segment retail broker/dealer operations (see Note 9 for a description of the Company’s operating segments). These operations had distributed third-party investment and insurance products through VeraVest Investments, Inc. All levels of employees within the broker/dealer operations, from staff to senior management, were affected by the decision. The Company recognized a pre-tax charge of $11.5 million for asset impairments in connection with this action. Additionally, the Company recognized a cumulative pre-tax restructuring charge of $26.1 million, in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Approximately $14.8 million of this charge related to one-time termination benefits associated with the elimination of 552 positions, and $11.3 million related to contract termination fees and other costs. Of the total restructuring charge, $0.6 million and $2.9 million were recorded during the first six months of 2005 and 2004, respectively. Of the 552 positions eliminated, all employees were either terminated or transferred to other positions within the Company. As of June 30, 2005, the Company has made payments of approximately $24.0 million related to this restructuring plan, of which $14.5 million related to one-time termination benefits and $9.5 million related to contract termination fees and other costs. The liability balance at June 30, 2005 was $2.1 million. The Company currently anticipates an additional $1 million to $2 million of expenses will be recognized during the remainder of 2005 and in 2006 related to this restructuring.

In the first six months of 2004, the Company retired $76.6 million of long-term funding agreement obligations at discounts. This retirement resulted in a pre-tax loss of $3.2 million which is reported as losses from retirement of funding agreements and trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income.

5. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 2005 and 2004 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The 2005 effective tax rate reflects a $12.9 million benefit representing a reduction in federal income tax reserves for prior years, resulting from ongoing Internal Revenue Service audits. The Company realized a higher proportion of deductions taken for equity dividends received by its separate accounts than had been previously anticipated. The 2004 effective tax rate reflected a $30.3 million benefit resulting from the settlement of disputed items in the company’s federal tax returns filed for 1979 to 1991. The largest of the disputed items related to deductions taken for increased death benefits pertaining to certain life insurance contracts. Under this settlement, the Company received a refund of amounts paid for these years, as well as various tax credits that have been applied to offset federal tax liabilities in other years.

The Company holds a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund - 1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company’s investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company’s maximum exposure to loss on this investment is limited to its carrying value, which is $5.3 million at June 30, 2005.

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

The components of net periodic pension cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Quarter Ended June 30,
(In millions)	2005	2004	2005	2004
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$2.5	$0.1	$0.4
Interest cost	7.7	7.8	0.8	1.1
Expected return on plan assets	(6.5)	(6.7)	—	—
Recognized net actuarial loss	4.2	5.6	0.1	0.1
Amortization of transition asset	(0.3)	(0.4)	—	—
Amortization of prior service cost	0.1	(0.4)	(1.3)	(0.8)

Net periodic benefit cost (benefit)	$5.2	$8.4	$(0.3)	$0.8

	Six Months Ended June 30,
	2005	2004	2005	2004
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$5.0	$0.2	$0.7
Interest cost	15.4	15.6	1.6	2.2
Expected return on plan assets	(13.0)	(13.5)	—	—
Recognized net actuarial loss	8.7	11.2	0.2	0.2
Amortization of transition asset	(0.6)	(0.7)	—	—
Amortization of prior service cost	0.3	(0.8)	(2.7)	(1.5)

Net periodic benefit cost (benefit)	$10.8	$16.8	$(0.7)	$1.6

7. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) June 30, 2005	December 31, 2004
ASSETS
Fixed maturities-at fair value (amortized cost of $510.6 and $505.3)	$538.2	$535.1
Mortgage loans	30.7	31.4
Policy loans	139.1	144.4
Cash and cash equivalents	4.2	20.1
Accrued investment income	11.9	11.4
Deferred policy acquisition costs	3.9	4.4
Deferred federal income taxes	7.6	8.0
Other assets	1.4	2.6

Total assets	$737.0	$757.4

LIABILITIES
Policy liabilities and accruals	$720.1	$726.1
Policyholder dividends	54.1	64.9
Other liabilities	2.2	10.6

Total liabilities	$776.4	$801.6

Excess of Closed Block liabilities over assets designated to the Closed Block	$39.4	$44.2
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax benefits of $5.5 million and $5.9 million	(10.2)	(11.0)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$29.2	$33.2

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
REVENUES
Premiums	$5.5	$5.9	$24.5	$25.9
Net investment income	10.3	10.8	20.6	21.7
Net realized investment gains	0.6	—	1.4	0.1

Total revenues	16.4	16.7	46.5	47.7

BENEFITS AND EXPENSES
Policy benefits	14.2	14.8	41.8	40.7
Policy acquisition expenses	0.2	0.4	0.5	0.8
Other operating expenses (benefits)	0.2	0.1	—	(0.1)

Total benefits and expenses	14.6	15.3	42.3	41.4

Contribution from the Closed Block	$1.8	$1.4	$4.2	$6.3

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

8. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income.

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of income tax (expense) benefit of $(30.2) million and $72.8 million for the quarter ended June 30, 2005 and 2004 and $3.1 million and $41.7 million for the six months ended June 30, 2005 and 2004	$56.0	$(135.4)	$(5.9)	$(77.5)
Less: reclassification adjustment for gains included in net income, net of income tax expense of $1.2 million and $2.7 million for the quarter ended June 30, 2005 and 2004 and $7.5 million and $8.2 million for the six months ended June 30, 2005 and 2004	2.1	5.0	13.8	15.2

Total available-for-sale securities	53.9	(140.4)	(19.7)	(92.7)

Unrealized appreciation on derivative instruments:
Unrealized holding (losses) gains arising during period, net of income tax benefit (expense) of $3.2 million and $1.4 million for the quarter ended June 30, 2005 and 2004 and $15.1 million and $(6.5) million for the six months ended June 30, 2005 and 2004	(5.8)	(2.5)	(28.1)	12.0
Less: reclassification adjustment for losses included in net income, net of income tax benefit of $23.8 million and $15.3 million for the quarter ended June 30, 2005 and 2004 and $41.1 million and $9.3 million for the six months ended June 30, 2005 and 2004	(44.2)	(28.5)	(76.4)	(17.4)

Total derivative instruments	38.4	26.0	48.3	29.4

Other comprehensive income (loss)	$92.3	$(114.4)	$28.6	$(63.3)

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

Summarized below is financial information with respect to business segments.

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Segment revenues:
Property and Casualty:
Personal Lines	$382.2	$412.6	$771.5	$820.3
Commercial Lines	224.1	209.7	441.7	412.5
Other Property and Casualty	7.1	7.3	14.1	14.1

Total Property and Casualty	613.4	629.6	1,227.3	1,246.9
Life Companies	126.1	146.4	271.8	314.4
Intersegment revenues	(2.2)	(2.6)	(4.5)	(5.2)

Total segment revenues	737.3	773.4	1,494.6	1,556.1
Adjustments to segment revenues:
Net realized investment gains	4.0	7.0	24.2	22.7
Other (loss) income	(0.6)	0.7	(0.4)	1.6

Total revenues	$740.7	$781.1	$1,518.4	$1,580.4

Segment income before federal income taxes and cumulative effect of change in accounting principle:
Property and Casualty:
Personal Lines:
GAAP underwriting profit (loss)	$29.8	$8.9	$41.6	$(6.8)
Net investment income	25.2	24.8	50.1	48.3
Other	2.4	2.1	4.9	5.1

Personal Lines segment income	57.4	35.8	96.6	46.6
Commercial Lines:
GAAP underwriting profit (loss)	5.1	(12.6)	(0.1)	(11.3)
Net investment income	24.9	24.9	49.5	48.6
Other	1.0	0.3	2.1	1.8

Commercial Lines segment income	31.0	12.6	51.5	39.1
Other Property and Casualty:
GAAP underwriting loss	(0.1)	(1.1)	(0.6)	(1.9)
Net investment income	1.3	0.6	2.6	1.1
Other	0.5	1.2	1.8	2.8

Other Property and Casualty segment income	1.7	0.7	3.8	2.0

Total Property and Casualty	90.1	49.1	151.9	87.7
Life Companies	(5.3)	(6.3)	(12.7)	3.5
Interest on corporate debt	(9.9)	(9.9)	(19.9)	(19.9)

Segment income before federal income taxes	74.9	32.9	119.3	71.3
Adjustments to segment income:
Net realized investment gains, net of deferred acquisition cost amortization	3.7	6.9	21.2	20.9
(Losses) gains on derivative instruments	(0.3)	0.3	(0.5)	0.3
Losses from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	(3.2)
Restructuring costs	(0.2)	(2.2)	(0.9)	(5.5)

Income before federal income taxes and cumulative effect of change in accounting principle	$78.1	$37.9	$139.1	$83.8

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) June 30, 2005	December 31, 2004	(Unaudited) June 30, 2005	December 31, 2004
Property and Casualty (1)	$6,459.9	$6,459.4	$209.0	$211.4
Life Companies (2)	15,387.3	17,335.4	635.4	694.1
Intersegment eliminations (3)	(0.6)	(75.6)	—	—

Total	$21,846.6	$23,719.2	$844.4	$905.5

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued operations.
(3)	The 2004 balance reflects a $75.0 million dividend from AFLIAC to the holding company, which was paid during the first quarter of 2005.

Discontinued Operations

During 1999, the Company exited its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters (“AGU”) business and its accident and health assumed reinsurance pool business (“reinsurance pool business”). Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $19.6 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At June 30, 2005 and December 31, 2004, the discontinued segment had assets of approximately $250.1 million and $275.0 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $320.2 million and $344.9 million, respectively, consisting primarily of policy liabilities.

10. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share.

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2005	2004	2005	2004
Basic shares used in the calculation of earnings per share	53.4	53.2	53.4	53.1
Dilutive effect of securities:
Employee stock options	0.4	0.5	0.4	0.5
Non-vested stock grants	0.1	—	—	0.1

Diluted shares used in the calculation of earnings per share	53.9	53.7	53.8	53.7

Per share effect of dilutive securities on income before cumulative effect of change in accounting principle	$0.01	$0.01	$0.02	$0.03

Per share effect of dilutive securities on net income	$0.01	$0.01	$0.02	$0.01

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

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2005	2004	2005	2004
Net income, as reported	$72.0	$32.4	$118.5	$44.5
Stock-based compensation expense included in reported net income, net of taxes	0.2	0.1	0.3	0.3
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(2.1)	(2.8)	(3.9)	(4.8)

Net income, after effect of Statement No. 123	$70.1	$29.7	$114.9	$40.0

Earnings per share:
Basic - as reported	$1.35	$0.61	$2.22	$0.84

Basic - after effect of Statement No. 123	$1.31	$0.56	$2.15	$0.75

Diluted - as reported	$1.34	$0.60	$2.20	$0.83

Diluted - after effect of Statement No. 123	$1.30	$0.55	$2.13	$0.75

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

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% and 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001.

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

The Company has been named a defendant in various other legal proceedings arising in the normal course of business and is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, “revenue sharing” and other matters, and regulatory inquiries into compensation arrangements with brokers and agents. A number of companies have announced settlements of enforcement actions related to such matters with various regulatory agencies, including the Securities and Exchange Commission (the “SEC”), which have included a range of monetary penalties and restitution. While no such action has been initiated against the Company, the SEC may take some action at the conclusion of the on-going investigation related to “market timing”, “revenue sharing” and other matters, including the marketing support and administrative services arrangements entered into by VeraVest Investments, Inc. in connection with the distribution of life insurance and annuity products issued by unaffiliated insurance companies. The potential outcome of any such action, or other legal proceedings in which the Company has been named a defendant, and the Company’s ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on the Company’s consolidated financial position, although they could have a material effect on the results of operations for a particular quarter or annual period. In this respect and based on ongoing discussions with the SEC to resolve this portion of its investigation, the Company recorded a $4.0 million provision to establish a reserve related to anticipated reimbursements to certain mutual funds related to “market timing” in certain sub-accounts of our Life Companies’ variable life insurance and annuity products. This reserve is an estimate which relates only to such reimbursements. The ultimate cost to the Company of any such matters, including potential fines or penalties, could significantly exceed the reserve amount.

Residual Markets

The Company is required to participate in residual markets in various states. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to the workers’ compensation line of business and both the personal and commercial automobile lines of business.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	22
Executive Overview	22
Description of Operating Segments	22-23
Results of Operations	23-26
Segment Income	24-25
Other Items	25-26
Segment Results	27-43
Property and Casualty	27-36
Life Companies	36-43
Investment Portfolio	43-45
Derivative Instruments	45
Income Taxes	45-46
Critical Accounting Estimates	46-48
Statutory Capital of Insurance Subsidiaries	48-49
Liquidity and Capital Resources	49-50
Off-Balance Sheet Arrangements	50
Contingencies	50-51
Rating Agency Actions	51
Risks and Forward-Looking Statements	51-53
Glossary of Selected Insurance Terms	54-55

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

In our personal lines business, we are making investments that are intended to maintain profitability, build our distinctive position in the market and prepare Citizens and Hanover for profitable growth in 2006. We are focused on expanding our distribution capabilities by writing more business with our best agents and developing new relationships with the best agents in states where we conduct business. We are also focused on enhancing our service capabilities. At the same time, we are making significant investments to strengthen our product offerings, including the introduction in the second quarter of 2005 of a new multi-variate auto product, “Connections Auto,” in a few, selected states. The product will be introduced in other states throughout the remainder of 2005 and into 2006.

During 2005, we are continuing to invest in our commercial lines business, beginning with building and maintaining our relationships with the best agents in each of our territories. We are further developing our product portfolio and specialty lines expertise in our commercial lines business as we target the first-tier middle market, which represents clients whose premiums are between $25,000 and $100,000. We are expanding our businessowner’s policy to accommodate larger risks, and are enhancing our inland marine, bond and umbrella programs, which on average are expected to offer higher margins over time and enable us to deliver a complete response to our agents and policyholders in our target market.

During the first six months of 2005, our segment earnings increased compared to the prior year, driven by our property and casualty business, partially offset by unfavorable results in our Life Companies. Our property and casualty earnings increased primarily due to lower losses in both our Personal Lines and Commercial Lines segments. This was the result of improved current accident year performance, an increase in favorable development and lower catastrophe losses. Segment earnings in our life insurance business were unfavorably affected by a $4.0 million provision established in response to an ongoing informal SEC investigation related to market timing and the continued runoff of our variable life, annuity and guaranteed investment contract (“GIC”) business. We incurred higher deferred policy acquisition costs, as well as increased guaranteed minimum death benefit (“GMDB”) expenses incurred under SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). These were partially offset by gains related to our GMDB hedging program.

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

Our Life Companies segment manages a block of existing variable annuity, variable universal life and traditional life insurance products, our GIC business, certain group retirement products, and our discontinued group life and health business, including group life and health voluntary pools (the former Corporate Risk Management Services segment).

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

Our consolidated net income for the second quarter of 2005 increased $39.6 million to net income of $72.0 million, compared to $32.4 million for the same period in 2004. The increase is primarily due to higher segment income, net of taxes, in our property and casualty business, partially offset by a decrease in segment results, net of taxes, related to our life insurance business. Also contributing to the increase was a benefit of $12.9 million relating to a reduction in federal income tax reserves resulting from ongoing Internal Revenue Service audits.

Consolidated net income for the first six months of 2005 increased $74.0 million, to net income of $118.5 million, compared to $44.5 million for the same period in 2004. Net income in 2004 included two significant items. First, we implemented SOP 03-1 which resulted in an after-tax charge of $57.2 million. Additionally, we recognized a $30.3 million favorable federal income tax settlement. Excluding the effect of these items, net income increased by $47.1 million primarily due to higher segment income, net of taxes, in our property and casualty business, partially offset by a decrease in segment results, net of taxes, related to our life insurance business. Also contributing to the increase was the aforementioned $12.9 million benefit resulting from the reduction in our federal income tax reserves in 2005.

The following table reflects segment income and a reconciliation of total segment income to consolidated net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$57.4	$35.8	$96.6	$46.6
Commercial Lines	31.0	12.6	51.5	39.1
Other Property and Casualty	1.7	0.7	3.8	2.0

Total Property and Casualty	90.1	49.1	151.9	87.7
Life Companies	(5.3)	(6.3)	(12.7)	3.5
Interest expense on corporate debt	(9.9)	(9.9)	(19.9)	(19.9)

Total segment income before federal income taxes	74.9	32.9	119.3	71.3

Federal income tax expense on segment income	(17.3)	(3.8)	(27.5)	(9.0)
Change in prior year tax reserves	12.9	—	12.9	—
Federal income tax settlement	—	0.2	—	30.3
Net realized investment gains, net of taxes and amortization	1.9	4.4	14.7	14.6
Net (losses) gains on derivative instruments, net of taxes	(0.2)	0.2	(0.3)	0.2
Losses from retirement of funding agreements and trust instruments supported by funding obligations, net of taxes	—	—	—	(2.1)
Restructuring costs, net of taxes	(0.2)	(1.5)	(0.6)	(3.6)

Income before cumulative effect of change in accounting principle	72.0	32.4	118.5	101.7
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(57.2)

Net income	$72.0	$32.4	$118.5	$44.5

Segment Income

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Our segment income before federal income taxes increased $42.0 million to $74.9 million in the second quarter of 2005. This increase was attributable to an increase in the Property and Casualty group’s segment income of $41.0 million, and a decreased loss of $1.0 million in the Life Companies segment income.

The Property and Casualty group’s segment income increased $41.0 million, or 83.5%, to $90.1 million, in the second quarter of 2005, compared to $49.1 million in the second quarter of 2004. The increase in segment income is primarily attributable to an estimated $15 million of improved current accident year underwriting results due to a decrease in the frequency of non-catastrophe claims and net premium rate increases, primarily in our Personal Lines segment. Also contributing to the increase in segment income was a $12.5 million increase in favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves. Additionally, catastrophe losses decreased $8.1 million, and underwriting expenses, excluding volume related expenses which include primarily base commissions and premium taxes, decreased $5.0 million primarily from lower contingent commissions and the timing of technology costs.

Life Companies’ segment loss was $5.3 million in the second quarter of 2005 compared to a loss of $6.3 million in the second quarter of 2004. The decrease in loss is primarily due to a $2.8 million favorable combined effect of decreased GMDB reserve expenses under SOP 03-1 and derivative losses associated with the GMDB hedging program, both net of deferred acquisition costs (“DAC”). Also, there was a $2.5 million decrease in DAC amortization primarily caused by market performance and lower annuity redemptions. These items were partially offset by a $4.0 million provision established in response to an ongoing informal SEC investigation related to market timing (see Contingencies), and to a lesser extent, the continued runoff of our variable life and annuity business, resulting in lower fees, partially offset by lower DAC amortization.

Our federal tax expense on segment income was $17.3 million for the second quarter of 2005, compared to $3.8 million for the same period in 2004. This increase is primarily due to an increase in underwriting income.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Our segment income before federal income taxes increased $48.0 million, or 67.3%, to $119.3 million in the first six months of 2005, compared to $71.3 million in the first six months of 2004. This increase was primarily attributable to a $64.2 million increase in the Property and Casualty group’s segment income, partially offset by a decrease in Life Companies segment results of $16.2 million.

The Property and Casualty group’s segment income increased $64.2 million, or 73.2%, to $151.9 million, for the six months ended June 30, 2005, compared to $87.7 million in the same period in 2004. The increase in segment income is primarily attributable to an estimated $29 million of improved current accident year underwriting results due to a decrease in the frequency of non-catastrophe claims primarily in our Personal Lines segment and net premium rate increases across all principal product lines. Also contributing to the increase in segment income were lower catastrophe losses of $16.9 million, and a $10.9 million increase in favorable development on prior years’ loss and LAE reserves. Additionally, underwriting expenses, excluding volume related expenses which include primarily base commissions and premium taxes, decreased $5.1 million primarily from lower contingent commissions.

Life Companies’ segment loss was $12.7 million in the six months ended June 30, 2005 compared to income of $3.5 million in the same period of 2004. The decrease was primarily the result of the aforementioned $4.0 million provision related to market timing and the continued runoff of our variable life and annuity business which reduced profits by $3.9 million as a result of lower fees, partially offset by lower DAC amortization and lower expenses. Additionally, interest margins on GICs decreased $2.8 million primarily from lower average assets. Also, net investment income decreased $2.7 million primarily resulting from lower income from partnership investments. Finally, the combined effect of increased GMDB reserve expenses required under SOP 03-1, and derivatives losses associated with the GMDB hedging program, both net of DAC, increased net expenses by $1.2 million in the first six months of 2005. See also “Guaranteed Minimum Death Benefits” below.

Our federal income tax expense on segment income was $27.5 million for the first six months of 2005 compared to $9.0 million for the same period of 2004. The increase in tax expense is primarily the result of an increase in underwriting income and lower tax-exempt interest in the current year.

Other Items

During the first six months of 2005, we recorded a benefit of $12.9 million due to a reduction in our federal income tax reserves resulting from ongoing Internal Revenue Service audits (see Income Taxes).

In the first six months of 2004, we recorded income of $30.3 million relating to a federal income tax settlement for prior years (see Income Taxes).

Net realized gains on investments, after taxes, were $1.9 million and $4.4 million in the second quarter of 2005 and 2004, respectively. Net realized gains on investments, after taxes, for the first six months of 2005 and 2004 were $14.7 and $14.6 million, respectively, primarily due to gains recognized from the sale of fixed maturities.

In the first six months of 2004, we retired $76.6 million of long-term funding agreement obligations, resulting in a loss of $2.1 million, net of taxes.

In 2002, we began restructuring efforts in our Life Companies segment after terminating new sales of our proprietary life insurance and annuity products. In the fourth quarter of 2003, we ceased our retail operations related to our broker/dealer in our Life Companies segment. In the second quarter of 2005 and 2004, we recognized $0.2 million and $1.5 million, respectively, net of taxes, and in the first six months of 2005 and 2004, we recognized $0.6 million and $3.6 million, respectively, net of taxes, related to these actions.

During the first quarter of 2004, we adopted SOP 03-1, which resulted in a charge of $57.2 million, net of taxes. The charge results from new requirements for recognizing guaranteed minimum death benefit and guaranteed minimum income reserves based on various assumptions, including estimates of future market returns and expected contract persistency.

Net income includes the following items (net of taxes) by segment:

	Quarter Ended June 30, 2005
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Change in prior years tax reserves	$—	$—	$10.6	$2.3	$12.9
Net realized investment gains (1)	0.1	0.1	0.5	1.2	1.9
Net losses on derivative instruments	—	—	—	(0.2)	(0.2)
Restructuring costs	—	—	—	(0.2)	(0.2)

	Quarter Ended June 30, 2004
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Federal income tax settlement	$—	$—	$—	$0.2	$0.2
Net realized investment gains (1)	1.9	1.9	0.6	—	4.4
Net gains on derivative instruments	—	—	—	0.2	0.2
Restructuring costs	—	—	—	(1.5)	(1.5)

	Six Months Ended June 30, 2005
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Change in prior years tax reserves	$—	$—	$10.6	$2.3	$12.9
Net realized investment (losses) gains (1)	(0.4)	(0.4)	0.5	15.0	14.7
Net losses on derivative instruments	—	—	—	(0.3)	(0.3)
Restructuring costs	—	—	—	(0.6)	(0.6)

	Six Months Ended June 30, 2004
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Federal income tax settlement	$—	$—	$—	$30.3	$30.3
Net realized investment gains (1)	3.8	3.9	2.8	4.1	14.6
Net gains on derivative instruments	—	—	—	0.2	0.2
Loss from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	(2.1)	(2.1)
Restructuring costs	—	—	—	(3.6)	(3.6)
Cumulative effect of change in accounting principle	—	—	—	(57.2)	(57.2)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes holding company results and corporate eliminations.

Segment Results

The following is a discussion and analysis of our results of operations by business segment. The segment results are presented before taxes and other items which we believe are not indicative of core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Segment revenues
Net premiums written	$557.5	$580.1	$1,105.9	$1,141.4

Net premiums earned	$549.8	$566.2	$1,100.0	$1,122.5
Net investment income	51.4	50.3	102.2	98.0
Other income	12.2	13.1	25.1	26.4

Total segment revenues	613.4	629.6	1,227.3	1,246.9

Losses and operating expenses
Losses and loss adjustment expenses	343.7	390.2	715.2	784.2
Policy acquisition expenses	113.5	117.5	227.6	234.6
Other operating expenses	66.1	72.8	132.6	140.4

Total losses and operating expenses	523.3	580.5	1,075.4	1,159.2

Segment income	$90.1	$49.1	$151.9	$87.7

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

The Property and Casualty group’s segment income increased $41.0 million, or 83.5%, to $90.1 million, in the second quarter of 2005, compared to $49.1 million in the second quarter of 2004. The increase in segment income is primarily attributable to an estimated $15 million of improved current accident year underwriting results due to a decrease in the frequency of non-catastrophe claims and net premium rate increases, primarily in our Personal Lines segment. Also contributing to the increase in segment income was a $12.5 million increase in favorable development on prior years’ loss and LAE reserves, to $15.9 million in the second quarter of 2005, from $3.4 million in the same period of 2004. Additionally, catastrophe losses decreased $8.1 million, to $7.0 million in the second quarter of 2005 from $15.1 million in the second quarter of 2004. Also, underwriting expenses, excluding volume related expenses which include primarily base commissions and premium taxes, decreased $5.0 million primarily from lower contingent commissions and the timing of technology costs.

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

	Quarter Ended June 30,
	2005		2004
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratio (1)	GAAP Net Premiums Written	GAAP Loss Ratio (1)
Personal Lines:
Personal automobile	$231.3	59.0	$261.8	62.5
Homeowners	105.3	42.9	111.6	47.2
Other personal	11.1	21.0	11.9	38.5

Total Personal Lines	347.7	53.3	385.3	57.7

Commercial Lines:
Workers’ compensation	28.7	79.1	32.0	84.1
Commercial automobile	52.4	49.9	49.1	50.9
Commercial multiple peril	89.7	41.6	87.3	41.8
Other commercial	38.8	38.2	26.2	75.5

Total Commercial Lines	209.6	49.3	194.6	55.9

Total	$557.3	51.9	$579.9	57.3

GAAP combined ratio (2):
Personal lines	91.5		97.6
Commercial lines	97.4		107.0
Other Property and Casualty	N/M		N/M
Total	93.7		100.8

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios exclude catastrophe losses.
(2)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses, and underwriting expenses incurred to premiums earned. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio. Our GAAP combined ratios include catastrophe losses, which represented 1.2%, 1.3% and 1.3% of our Personal Lines, Commercial Lines and Total GAAP combined ratios, respectively, for the quarter ended June 30, 2005 and 3.1%, 1.8% and 2.7% or our Personal Lines, Commercial Lines and Total GAAP combined ratios, respectively, for the quarter ended June 30, 2004.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended June 30, 2005				Quarter Ended June 30, 2004
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$24.6	$0.9	$0.4	$25.9	$11.5	$(4.4)	$(0.2)	$6.9
Prior year reserve development favorable (unfavorable)	9.6	6.8	(0.5)	15.9	9.3	(5.0)	(0.9)	3.4
Pretax catastrophe losses	(4.4)	(2.6)	—	(7.0)	(11.9)	(3.2)	—	(15.1)

GAAP underwriting profit (loss)	29.8	5.1	(0.1)	34.8	8.9	(12.6)	(1.1)	(4.8)
Net investment income	25.2	24.9	1.3	51.4	24.8	24.9	0.6	50.3
Other income	3.7	2.9	5.6	12.2	3.6	3.0	6.5	13.1
Other operating expenses	(1.3)	(1.9)	(5.1)	(8.3)	(1.5)	(2.7)	(5.3)	(9.5)

Segment income	$57.4	$31.0	$1.7	$90.1	$35.8	$12.6	$0.7	$49.1

Personal Lines

Personal Lines’ net premiums written decreased $37.6 million, or 9.8%, to $347.7 million for the second quarter of 2005. This was primarily the result of a decrease of $30.5 million, or 11.7% in the personal automobile line, in addition to a decrease of $6.3 million, or 5.6%, in the homeowners line. The decreases in the personal automobile and homeowners lines resulted primarily from 11.7% and 8.7% decreases in policies in force since June 30, 2004, respectively. Approximately one-half of the decline in policies in force in both lines was the result of our strategies to enhance margins by reducing policies in certain less profitable portions of our business. We are reducing exposures in Massachusetts, where the regulatory structure is challenging and where we conduct a significant amount of business. We are also exiting certain sponsored market accounts (employer and affinity groups) that were unprofitable and not well aligned with our current strategy. However, policies in force also declined in many other markets, most significantly in Michigan where policies in force decreased 7.0% since June 30, 2004. We attribute this decline partly to the introduction of an insurance score-based product toward the end of 2003 that enhanced our ability to segment risks, to certain service issues, which management has addressed, and to rate increases on specific classes of business.

There can be no assurance that we will not experience further declines in our policies in force.

Personal Lines’ segment income increased $21.6 million to $57.4 million for the second quarter of 2005. This improvement in segment income is primarily attributable to an estimated $13 million of improved current accident year underwriting results. The improved underwriting results are primarily attributable to a decrease in the frequency of non-catastrophe claims in both the personal automobile and homeowners lines, as well as the favorable effect of net premium rate increases. We believe our improved non-catastrophe claims frequency is consistent with recent industry trends; we do not know whether these trends are sustainable. Also contributing to the increase in segment income, catastrophe losses decreased $7.5 million, to $4.4 million for the second quarter of 2005, compared to $11.9 million for the same period in 2004. In addition to these favorable items, Personal Lines’ segment income benefited from a $2.9 million decrease in underwriting expenses, excluding volume related expenses which include primarily base commissions and premium taxes, primarily due to lower contingent commissions for the second quarter of 2005.

Our ability to increase net premiums written and to maintain or improve underwriting results is expected to be affected by increased price competition.

Commercial Lines

Commercial Lines’ net premiums written increased $15.0 million, or 7.7% to $209.6 million for the second quarter of 2005, primarily attributable to an increase in business volume and an overall 2.5% increase in premiums on renewed policies attributable principally to policy level exposure increases in the period. Approximately two-thirds of the increase in business volume was driven by growth in our other commercial lines business, including umbrella, inland marine, and fidelity and surety bonds.

Commercial Lines’ segment income increased $18.4 million to $31.0 million in the second quarter of 2005. The increase in segment income is primarily attributable to an $11.8 million increase in favorable development on prior years’ loss and LAE reserves, to $6.8 million of favorable development in the second quarter of 2005, from $5.0 million of adverse development in the same period of 2004. Segment income was also positively impacted by a decrease in underwriting expenses, excluding volume related expenses which include primarily base commissions and premium taxes, of $2.1 million in the second quarter of 2005, primarily due to the timing of technology costs and a decrease in contingent commissions. Also contributing to the increase in segment income, current accident year underwriting results improved an estimated $2 million, primarily attributable to overall growth in the business.

Our ability to increase net premiums written and to maintain or improve underwriting results is expected to be affected by increased price competition.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $1.0 million, to $1.7 million in the second quarter of 2005, from $0.7 million for the same period in 2004, primarily due to an increase in net investment income.

The remaining portion of business remained relatively consistent with the same period in the prior year.

Investment Results

Net investment income increased $1.1 million or 2.2% to $51.4 million for the quarter ended June 30, 2005. The increase in net investment income reflects an increase in average invested assets, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.6% for the second quarter of 2005, compared to 5.7% for the second quarter of 2004. The decline in average pre-tax yields is due to the lower prevailing fixed maturity investment rates. We expect that the lower prevailing fixed maturity investment rates reflected in the current interest rate environment will continue to negatively affect our average investment yield.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The Property and Casualty group’s segment income increased $64.2 million, or 73.2%, to $151.9 million, for the six months ended June 30, 2005, compared to $87.7 million in the same period in 2004. The increase in segment income is primarily attributable to an estimated $29 million of improved current accident year underwriting results due a decrease in the frequency of non-catastrophe claims primarily in our Personal Lines segment and net premium rate increases across all principal product lines. Also contributing to the increase in segment income was a decrease in catastrophe losses of $16.9 million, to $19.3 million in the first six months of 2005 from $36.2 million in the first six months of 2004. Additionally, segment income increased $10.9 million due to an increase in favorable development on prior years’ loss and LAE reserves, to $29.6 million for the six months ended June 30, 2005, from $18.7 million in the same period of 2004. Also, underwriting expenses, excluding volume related expenses which include primarily base commissions and premium taxes, decreased $5.1 million primarily from lower contingent commissions.

Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Six Months Ended June 30,
	2005		2004
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratio (1)	GAAP Net Premiums Written	GAAP Loss Ratio (1)
Personal Lines:
Personal automobile	$477.8	62.7	$538.5	66.0
Homeowners	186.3	42.6	192.1	47.6
Other personal	19.4	29.1	20.7	54.2

Total Personal Lines	683.5	56.0	751.3	60.8

Commercial Lines:
Workers’ compensation	68.8	84.4	68.6	76.6
Commercial automobile	102.6	51.2	97.9	49.4
Commercial multiple peril	178.7	43.1	172.9	41.8
Other commercial	72.1	33.0	50.5	53.3

Total Commercial Lines	422.2	50.5	389.9	51.3

Total	$1,105.7	54.1	$1,141.2	58.0

GAAP combined ratio (2):
Personal lines	94.2		100.9
Commercial lines	100.0		103.2
Other Property and Casualty	N/M		N/M
Total	96.3		101.8

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios exclude catastrophe losses.
(2)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses, and underwriting expenses incurred to premiums earned. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio. Our GAAP combined ratios include catastrophe losses, which represented 1.6%, 2.1% and 1.8% of our Personal Lines, Commercial Lines and Total GAAP combined ratios, respectively, for the six months ended June 30, 2005 and 3.5%, 2.7% and 3.2% for our Personal Lines, Commercial Lines and Total GAAP combined ratios, respectively, for the six months ended June 30, 2004.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles them to GAAP segment income.

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$33.7	$(3.7)	$0.6	$30.6	$10.7	$(13.1)	$(0.1)	$(2.5)
Prior year reserve development favorable (unfavorable)	19.1	11.7	(1.2)	29.6	9.0	11.5	(1.8)	18.7
Pretax catastrophe losses	(11.2)	(8.1)	—	(19.3)	(26.5)	(9.7)	—	(36.2)

GAAP underwriting profit (loss)	41.6	(0.1)	(0.6)	40.9	(6.8)	(11.3)	(1.9)	(20.0)
Net investment income	50.1	49.5	2.6	102.2	48.3	48.6	1.1	98.0
Fee income	7.6	6.2	11.3	25.1	7.6	6.3	12.5	26.4
Other operating expenses	(2.7)	(4.1)	(9.5)	(16.3)	(2.5)	(4.5)	(9.7)	(16.7)

Segment income	$96.6	$51.5	$3.8	$151.9	$46.6	$39.1	$2.0	$87.7

Personal Lines

Personal Lines’ net premiums written decreased $67.8 million, or 9.0%, to $683.5 million for the six months ended June 30, 2005. This was primarily the result of a decrease of $60.7 million, or 11.3% in the personal automobile line, in addition to a decrease of $5.8 million, or 3.0% in the homeowners line. The decreases in the personal automobile and homeowners lines resulted primarily from 11.7% and 8.7% decreases in policies in force since June 30, 2004, respectively. Partially offsetting these decreases, were rate increases of 2.0% and 0.4% in the homeowners and personal automobile lines, respectively. Approximately one-half of the decline in policies in force in both lines was the result of our strategies to enhance margins by reducing policies in certain less profitable portions of our business. We are reducing exposures in Massachusetts, where the regulatory structure is challenging and where we conduct a significant amount of business. We are also exiting certain sponsored market accounts (employer and affinity groups) that were unprofitable and not well aligned with our current strategy. However, policies in force also declined in many other markets, most significantly in Michigan where policies in force decreased 7.0% since June 30, 2004. We attribute this decline partly to the introduction of an insurance score-based product toward the end of 2003 that enhanced our ability to segment risks, certain service issues, which management has addressed, and rate increases on specific classes of business.

Personal Lines’ segment income increased $50.0 million, to $96.6 million for the six months ended June 30, 2005, compared to $46.6 million for the same period in 2004. The increase in segment income is primarily attributable to an estimated $20 million of improved current accident year underwriting results due to a decrease in the frequency of non-catastrophe claims, primarily in the personal automobile line, as well as the favorable effect of net premium rate increases. We believe our improved non-catastrophe claims frequency is consistent with recent industry trends; we do not know whether these trends are sustainable. Also contributing to the increase in segment income, catastrophe losses decreased $15.3 million, to $11.2 million for the six months ended June 30, 2005, compared to $26.5 million for the same period in 2004. Additionally, there was a $10.1 million increase in favorable development on prior years’ loss and LAE reserves, to $19.1 million for the six months ended June 30, 2005, from $9.0 million for the same period in 2004. Also, underwriting expenses, excluding volume related expenses which include primarily base commissions and premium taxes, decreased $4.5 million, primarily from lower contingent commissions.

Commercial Lines

Commercial Lines’ net premiums written increased $32.3 million, or 8.3% to $422.2 million for the six months ended June 30, 2005, primarily attributable to an increase in business volume and an overall 3.0% increase in premiums on renewed policies attributable principally to policy level exposure increases in the period. Approximately one-half of the increase in business volume was driven by growth in our other commercial lines business, including umbrella, inland marine, and fidelity and surety bonds.

Commercial Lines’ segment income increased $12.4 million to $51.5 million for the six months ended June 30, 2005, compared to $39.1 million for the same period in 2004. The increase in segment income is primarily attributable to an estimated $8 million in improved current accident year underwriting results during the first six months of 2005, mainly due to the favorable effect of net premium rate increases and overall growth in the business. Segment income was also positively impacted by an estimated $1 million decrease in underwriting expenses, excluding volume related expenses which include primarily base commissions and premium taxes, primarily due to lower contingent commissions. In addition, catastrophe losses decreased $1.6 million, to $8.1 million in the first six months of 2005, compared to $9.7 million for the same period in 2004.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $1.8 million, to $3.8 million in the six months ended June 30, 2005, from $2.0 million for the same period in 2004, primarily due to an increase in net investment income.

The remaining portion of business remained relatively consistent with the same period in the prior year.

Investment Results

Net investment income increased $4.2 million, or 4.3%, to $102.2 million for the six months ended June 30, 2005. The increase in net investment income reflects an increase in average invested assets, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.6% for the first six months of 2005 compared to 5.7% for the first six months of 2004 due to the lower prevailing fixed maturity investment rates.

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

We regularly update our reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, a reserve change of $22 million would have a 1 percentage point impact on the loss and LAE ratio, based on 2004 full year earned premiums. Each 1 percentage point change in the loss and LAE ratio would have a $22 million impact on segment income.

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation in the projection of ultimate costs. We have experienced increasing medical costs associated with personal automobile personal injury protection claims, particularly in Michigan, as well as in our workers’ compensation line in most states. This increase is reflected in our reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

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

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

	Six Months Ended June 30,
(In millions)	2005	2004
Reserve for losses and LAE, beginning of period	$3,068.6	$3,018.9
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	744.4	802.5
Decrease in provision for insured events of prior years	(29.6)	(18.7)

Total incurred losses and LAE	714.8	783.8

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	295.9	329.1
Losses and LAE attributable to insured events of prior years	382.5	416.0

Total payments	678.4	745.1

Change in reinsurance recoverable on unpaid losses	(38.8)	(38.8)

Reserve for losses and LAE, end of period	$3,046.2	$3,018.8

The table below summarizes the reserve for losses and LAE by line of business.

(In millions)	June 30, 2005	December 31, 2004
Personal Automobile	$1,177.2	$1,183.9
Homeowners and Other	177.4	218.3

Total Personal	1,354.6	1,402.2

Worker’s Compensation	666.3	640.6
Commercial Automobile	246.6	254.2
Commercial Multiple Peril	550.8	572.1
Other Commercial	227.9	199.5

Total Commercial	1,691.6	1,666.4

Total reserve for losses and LAE	$3,046.2	$3,068.6

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

The table below summarizes the change in the provision for insured events of prior years by line of business.

	Six Months Ended June 30,
(In millions)	2005	2004
Increase (decrease) in loss provision for insured events of prior years:
Personal Automobile	$(13.3)	$(5.8)
Homeowners and other	(4.5)	(2.0)

Total Personal	(17.8)	(7.8)

Worker’s Compensation	4.5	3.9
Commercial Automobile	(0.4)	(4.7)
Commercial Multiple Peril	(7.8)	(9.3)
Other Commercial	(1.8)	8.6

Total Commercial	(5.5)	(1.5)
Voluntary Pools	1.2	1.8

Decrease in loss provision for insured events of prior years	(22.1)	(7.5)
Decrease in LAE provision for insured events of prior years	(7.5)	(11.2)

Decrease in total loss and LAE provision for insured events of prior years	$(29.6)	$(18.7)

Estimated loss reserves for claims occurring in prior years developed favorably by $22.1 million and $7.5 million during the first six months of 2005 and 2004, respectively. The favorable loss reserve development during the first six months of 2005 is primarily the result of a decrease in personal lines claim frequency and claim severity in the 2004 accident year. In addition, the commercial multiple peril line and other commercial lines experienced lower claim severity in the most recent accident years. Partially offsetting these items was adverse development in the workers’ compensation line during the first six months of 2005, which is primarily the result of increased medical costs and long term attendant care.

The favorable loss reserve development during the first six months of 2004 is primarily the result of a decrease in personal and commercial automobile and commercial multiple peril claim severity. Partially offsetting these items was adverse development in the other commercial line during the first six months of 2004, which is primarily the result of case reserve strengthening.

During the first six months of 2005 and 2004, estimated LAE reserves for claims occurring in prior years developed favorably by $7.5 million and $11.2 million, respectively. The favorable development in 2005 is primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses. Development in both periods was also favorably affected by claims process improvement initiatives taken by us during the 1997 to 2001 calendar-year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the improved claim settlement process, the actuarial reserving process recognizes these trends, resulting in favorable development. Since we believe that the impact of these actions has been previously recognized, we expect less favorable LAE prior year reserve development from these process improvements. This fact is reflected in the decline in favorable LAE prior year reserve development for the six months ended June 30, 2005 versus the same period in 2004.

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $25.3 million and $24.7 million at June 30, 2005 and December 31, 2004, respectively, net of reinsurance of $16.1 million and $16.3 million at June 30, 2005 and December 31, 2004, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the last three years. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $48.0 million and $48.2 million at June 30, 2005 and December 31, 2004, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of $2.0 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient. Additionally, we have been advised by the ECRA pool that an independent actuarial review will be forthcoming.

We estimate our ultimate liability for asbestos, whether resulting from direct business or assumed reinsurance and pool business, environmental and toxic tort liability claims based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. In addition, we are not aware of any litigation or pending claims that are expected to result in additional material liabilities in excess of recorded reserves. Nevertheless, the asbestos, environmental and toxic tort liability reserves could be revised in the near term if the estimates used in determining the liability are revised, including, as a result of new actuarial reviews of the ECRA pools or otherwise, and any such revisions could have a material adverse effect on our results of operations for a particular quarter or annual period or on our financial position.

Life Companies

The following table summarizes the results of operations for the Life Companies segment for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Segment revenues
Premiums	$5.5	$6.1	$24.6	$26.3
Fees:
Fees from surrenders	8.3	12.3	17.5	26.1
Other proprietary product fees	52.9	59.0	107.9	121.3
Net investment income	47.1	55.9	97.4	112.8
Other income	12.3	13.1	24.4	27.9

Total segment revenue	126.1	146.4	271.8	314.4

Policy benefits, claims and losses	58.0	65.8	134.7	131.2
Policy acquisition expenses	27.8	31.1	63.3	63.4
Other operating expenses	45.6	55.8	86.5	116.3

Segment (loss) income	$(5.3)	$(6.3)	$(12.7)	$3.5

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Life Companies’ segment loss was $5.3 million in the second quarter of 2005 compared to loss of $6.3 million in the second quarter of 2004. While certain transactions may impact several income statement line items, the following items contributed to the overall change in segment income. First, the combined effect of decreased GMDB reserve expenses under SOP 03-1 and derivative losses associated with the GMDB hedging program, both net of DAC, was favorable by $2.8 million in the second quarter of 2005 compared to the same period in 2004. Also, there was a $2.5 million decrease in DAC amortization primarily caused by market performance and lower annuity redemptions in the second quarter of 2005 compared to the second quarter of 2004. These items were partially offset by a $4.0 million provision established in response to an ongoing informal SEC investigation related to market timing (see Contingencies) and to a lesser extent the continued runoff of our variable life and annuity business, resulting in lower fees, partially offset by lower DAC amortization.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Life Companies’ segment income decreased $16.2 million, to a $12.7 million loss in the first six months of 2005. This decrease was primarily the result of the aforementioned $4.0 million provision related to market timing and the continued runoff of our variable life and annuity business which reduced profits by $3.9 million as a result of lower fees, partially offset by lower DAC amortization and lower expenses. Additionally, interest margins on GICs decreased $2.8 million, primarily from lower average assets. Also, net investment income decreased $2.7 million primarily resulting from lower income from partnership investments. Finally, the combined effect of increased GMDB reserve expenses under SOP 03-1 and derivative losses associated with the GMDB hedging program, both net of DAC, was unfavorable by $1.2 million in first six months of 2005 compared to the same period in 2004.

Net Investment Income

Net investment income declined $8.8 million, to $47.1 million for the second quarter of 2005 and $15.4 million, to $97.4 million for the six months ended June 30, 2005. The decline in net investment income reflects a decrease in average general account assets, principally resulting from maturities of long-term funding agreements and a decrease in pre-tax yields on fixed maturity securities. Average pre-tax yields on fixed maturities decreased to 5.7% for the first six months of 2005 compared to 5.9% for the first six months of 2004. The decline in average pre-tax yields is due to sales and maturities of higher yielding fixed maturity securities to fund the maturities of long-term funding agreements. We expect that the lower prevailing fixed maturity investment rates reflected in the current interest rate environment will continue to negatively affect our average investment yield.

Net investment income is expected to continue to decline in the second half of 2005 primarily due to the maturity of long-term funding agreements during the first six months of 2005 of $576.0 million and additional maturities of $30.0 million in the third quarter of 2005, along with the reduction of other general account assets as a result of surrenders and redemptions. The reductions in income from long-term funding agreement balances is expected to be offset by a corresponding reduction in interest credited to the holders of such long-term funding agreements.

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

Amortization of sales inducements and policy acquisition expenses decreased $4.0 million, to $30.7 million, in the second quarter of 2005. DAC and sales inducement amortization primarily decreased from the impact of the runoff of the core business, as well as higher equity market returns, which resulted in a decrease to DAC amortization. These decreases were partially offset by the increased DAC amortization related to GMDB hedging program, discussed below.

In the first six months of 2005, amortization of sales inducements and policy acquisition expenses decreased $4.1 million, to $70.3 million. DAC and sales inducement amortization decreased from the impact of the runoff of the core business, partially offset by the GMDB hedging program, discussed below and lower equity market returns, which resulted in an increase to DAC amortization.

Other Operating Expenses

In the second quarter of 2005, other operating expenses decreased $10.2 million, to $45.6 million. The decrease primarily reflects lower interest expense related to trust instruments supported by funding obligations of $8.8 million. In addition, the decrease reflects a $3.8 million pre-tax difference in results from the derivative contracts in connection with the GMDB hedging program, resulting in a $2.1 million loss for the quarter ended June 30, 2005 compared to a $5.9 million loss for the quarter ended June 30, 2004. These decreases in expenses were partially offset by the aforementioned $4.0 million charge related to market timing.

Included in other operating expenses of $45.6 million is the $4.0 million charge related to market timing, as well as $3.8 million of GIC interest expense related to trust instruments supported by funding obligations and the $2.1 million GMDB hedging program loss discussed above. Of the remaining $35.7 million of other operating expenses, we estimate that approximately 35% vary directly with policy count and we expect to manage these expenses down over time as the policy count decreases. The balance of these expenses are relatively fixed and primarily associated with technology, finance, human resources and legal activities that do not decline proportionally with policy count. These expenses also include allocations of corporate overhead.

In the first six months of 2005, other operating expenses decreased $29.8 million, to $86.5 million. The decrease reflects a $15.0 million pre-tax difference in results from the derivative contracts in connection with the GMDB hedging program, resulting in a $3.7 million gain for the six months ended June 30, 2005 compared to $11.3 million loss for the six months ended June 30, 2004. The decrease also reflects lower interest expense associated with our trust instruments supported by funding obligations of $11.9 million. Additionally, lower commissions and insurance operation expenses, partially offset by the aforementioned charge related to market timing also contributed to the decrease in expenses.

GIC Derivative Instruments

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap and futures contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. These hedges resulted in a $2.1 million reduction in net investment income during the second quarter of 2005, as compared to a $5.4 million reduction in net investment income during the second quarter of 2004. Additionally, the hedges resulted in a $7.2 million reduction in net investment income during the first six months of 2005, as compared to a $10.9 million reduction in net investment income during the first six months of 2004. These reductions were offset by similar reductions in GIC interest credited during the quarters, and the six months ended June 30, 2005 and 2004. Although we do not expect our hedges to become ineffective, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, there can be no assurance that we will not experience losses from ineffective hedges in the future.

Guaranteed Minimum Death Benefits

The GMDB feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate (most commonly 5% annually), the highest historical account value on a contract anniversary, or more typically the greatest of these values. If the GMDB is higher than the current account value at the time of death, we incur a cost equal to the difference. As of June 30, 2005, the difference between the GMDB and the current account value (the “net amount at risk”) for all existing contracts was approximately $2.0 billion, compared to approximately $1.9 billion at December 31, 2004. The increase from December 31, 2004 was primarily the result of a decrease in equity market values during the six months ended June 30, 2005. For each one percent increase or decrease in the S&P 500 Index from June 30, 2005 levels, the net amount at risk is estimated to decrease or increase, respectively, by approximately $50 million to $70 million. Other factors, such as interest rates, the relative performance of our funds and persistency of existing accounts, may also affect the net amount at risk.

On January 1, 2004, we adopted Statement of Position 03-1. SOP 03-1 provides guidance for, among other items, determining liabilities for GMDB costs. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions including, among other items, mortality, estimates of future market returns and expected contract persistency. On January 1, 2004, we recorded an $88.0 million pre-tax charge to earnings, reflected in the cumulative effect of a change in accounting principle in the Consolidated Statements of Income. This reflects adjustments to both our GMDB reserve and our DAC asset, as well as additional reserves required for our product features. The reserve calculation required under SOP 03-1 resulted in an increase of GMDB expenses of $2.5 million and $8.0 million for the second quarter and six months ended June 30, 2005, respectively. Subsequent changes in the reserve will continue to be included in segment income. Future changes in market levels, persistency of existing accounts, including the effect on the age distribution, specific fund performance, interest rates, mortality and other factors, may result in material changes to GMDB costs and related expenses.

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

The program utilizes a dynamic hedging approach involving exchange traded futures contracts. Under the program, hedge contracts are expected to generate cash to fund increases in the GMDB claims resulting from declines in the equity market. As part of the program, investment returns of a majority of the funds underlying our variable annuity products were correlated with widely followed indices which have exchange traded futures contracts. There can be no assurance that the returns of the underlying funds will be perfectly correlated to the returns of the indices. Also, certain market risks such as those relating to interest rates have not been hedged; such interest rate risk is predominantly in separate accounts which have underlying bond funds, which represent approximately 13% of separate account assets as of June 30, 2005. As interest rates rise, account values decrease, and the net amount at risk and associated reinsurance premium increase. Consequently, we would expect an increase in unhedged GMDB cost.

In connection with our GMDB hedging program, we incurred $2.1 million in pre-tax losses and $3.7 million in pre-tax gains on the derivative contracts in the second quarter and first six months of 2005, respectively. The second quarter losses were increased by higher GMDB expenses of $2.5 million and partially offset by decreased DAC amortization of $0.2 million. The gains in the first six months of 2005 were more than offset by increased GMDB expense and DAC amortization of $8.0 million and $2.1 million respectively. In the second quarter of 2004, the pre-tax losses on derivative contracts were $5.9 million which were increased by higher expenses of $3.4 million and partially offset by lower DAC amortization of $2.1 million. We incurred $11.3 million in pre-tax losses on derivative contracts in the first six months of 2004 which were partially offset by the combined effect of lower GMDB expenses of $2.3 million and decreased DAC amortization of $3.8 million.

The following table provides a reconciliation of our beginning and ending reserve for GMDB utilizing generally accepted accounting principles. These reserves differ from the statutory GMDB reserves disclosed in the section “Statutory Capital of Insurance Subsidiaries”, which are calculated using prescribed statutory accounting principles.

	Quarter Ended		Six Months Ended	Quarter Ended	Six Months Ended
(In millions)	June 30, 2005	March 31, 2005	June 30, 2005	June 30, 2004	June 30, 2004
Reserve for GMDB, beginning of period	$75.8	$74.6	$74.6	$97.2	$26.2
Adoption of SOP 03-1	—	—		—	80.6
Provision for GMDB:
GMDB expense incurred	11.0	11.3	22.3	12.3	24.9
Volatility (1)	2.5	5.5	8.0	3.4	(2.3)

	13.5	16.8	30.3	15.7	22.6

Claims, net of reinsurance (2):
Claims from policyholders	(16.6)	(16.0)	(32.6)	(18.4)	(38.0)
Claims ceded to reinsurers (3)	16.2	15.6	31.8	16.5	35.3

	(0.4)	(0.4)	(0.8)	(1.9)	(2.7)

GMDB reinsurance premiums paid (2)	(15.4)	(15.2)	(30.6)	(16.2)	(31.9)

Reserve for GMDB, end of period	$73.5	$75.8	$73.5	$94.8	$94.8

(1)	Volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality and other factors that are assumptions within the GMDB reserving model.
(2)	We maintain a GMDB mortality reinsurance program covering the incidence of mortality on variable annuity policies. We pay the reinsurers monthly premiums based on variable annuity net amount at risk in exchange for reimbursement of the net amount at risk portion of qualified cash claims. These premiums are significantly lower on products sold through our former agency channel due to the lower average age of the business. We retain the market risk associated with the net amount at risk on the variable annuity business (see GMDB hedge program discussion included in Guaranteed Minimum Death Benefit section).
(3)	Claims ceded to reinsurers exclude those contracts with a date of death prior to December 1, 2002 and certain other claims.

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

	Quarter Ended June 30, 2005			Quarter Ended March 31, 2005			Quarter Ended June 30, 2004
		Redemptions (2)			Redemptions (2)			Redemptions (2)
(In millions)	Account Values (1)	Amount	Rates	Account Values (1)	Amount	Rates	Account Values (1)	Amount	Rates
Agency	$3,288.3	$200.3	25%	$3,591.5	$238.3	28%	$4,188.4	$304.9	31%
Select	2,477.5	94.0	15	2,644.9	112.8	18	2,781.2	96.3	14
Partners	3,981.0	156.5	16	4,224.1	175.4	17	4,374.7	154.7	15

Total	$9,746.8	$450.8	19%	$10,460.5	$526.5	21%	$11,344.3	$555.9	20%

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
		Redemptions (2)			Redemptions (2)
(In millions)	Account Values (3)	Amount	Rates	Account Values (3)	Amount	Rates
Agency	$3,591.5	$438.6	26%	$4,364.3	$639.8	31%
Select	2,644.9	206.8	16	2,852.3	221.4	16
Partners	4,224.1	331.9	17	4,526.0	328.8	15

Total	$10,460.5	$977.3	20%	$11,742.6	$1,190.0	21%

(1)	Account values at June 30 reflect market values as of April 1 of the year indicated; account values at March 31 reflect market values as of January 1 of the year indicated.
(2)	Redemptions reflect activity for the period indicated.
(3)	Account values at June 30 reflect market values as of January 1 of the year indicated.

The following table reflects the average age of our inforce business as of the periods indicated:

	June 30, 2005	December 31, 2004	December 31, 2003
Agency	62	62	61
Select	71	71	70
Partners	74	74	73

Total	69	69	68

Redemption levels in the second quarter of 2005 were lower than both the first quarter of 2005 and the second quarter of 2004, and redemptions in the first six months of 2005 were lower than those in the first six months of 2004, particularly in our former Agency channel. The higher level of redemptions in the second quarter and first six months of 2004 was a result of our cessation of retail sales operations through VeraVest and the termination of the contracts of the registered representatives who constituted our former Agency channel. However, our mix of product surrenders continues to be unfavorable in the current quarter because a higher proportion of the total surrenders came from our former agency distribution channel. This channel has a lower average age of annuitant than the other channels. Therefore, should the higher relative surrender rates in this channel continue, our mortality costs as a percentage of overall net amount at risk will increase. Notwithstanding the recent redemption patterns, we believe that our current overall DAC assumptions include reasonable redemption levels. However, we cannot provide assurance that ultimately redemptions will not differ from our assumptions. Such differences could materially, adversely affect DAC amortization in future periods, as well as GMDB costs and reserves, and segment income excluding certain non-cash items.

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

We adjust segment income for DAC and amortization of sales inducements because the cash payments related to the acquisition of the remaining business were made in prior years. Since we are no longer selling the products that generated these deferred costs, we do not expect significant future cash payments associated with DAC and sales inducements. Additionally, we adjust segment income for the change in our GMDB reserve because this change represents the difference between the cash GMDB payments and the related expense reflected in segment income. The items excluded from segment income, including DAC and sales inducement amortization, the change in our GMDB reserve, depreciation and amortization of certain assets may be significant in understanding and assessing our financial performance. Segment income excluding certain non-cash items, should not be construed as a substitute for segment income or net income determined in accordance with GAAP.

Although this measure excludes DAC and sales inducement amortization and changes in the GMDB reserves, it is sensitive to movements in the equity market. The primary drivers of this sensitivity are gains or losses on the GMDB hedging program derivatives, changes in the net amount at risk and the associated reinsurance premiums, and the fee income generated by separate account balances. This measure is also sensitive to surrender and withdrawal rates (which increase fees at the time of surrender if policies are within the surrender charge period, but result in lower ongoing proprietary product fees) and changes in surrender patterns, which may impact fees and GMDB costs. A sustained declining or flat equity market would result in declining fees as a result of the equity market and surrenders, while the aging annuitant base would result in higher GMDB costs. In certain equity market scenarios, such results could cause this measure to become negative and cause statutory losses which would reduce statutory capital.

The following tables provide a reconciliation of segment loss before taxes to segment income excluding certain non-cash items.

	Quarter Ended
(In millions)	June 30, 2005	March 31, 2005	June 30, 2004
Segment loss	$(5.3)	$(7.4)	$(6.3)
Deferred acquisition cost operating amortization and amortization of sales inducements, net	30.4	39.2	33.6
Property, plant and equipment, net	1.5	1.3	0.9
Statement of Position 98-1 amortization, net	0.7	0.9	1.1
Change in guaranteed minimum death and income benefit reserves	(1.9)	1.6	(2.4)

Total segment income excluding certain non-cash items	$25.4	$35.6	$26.9

	Six Months Ended June 30,
	2005	2004
Segment (loss) income	$(12.7)	$3.5
Deferred acquisition cost operating amortization and amortization of sales inducements, net	69.6	71.6
Property, plant and equipment depreciation, net	2.8	1.8
Statement of Position 98-1 amortization, net	1.6	2.3
Change in guaranteed minimum death and income benefit reserves	(0.3)	(12.0)

Total segment income excluding certain non-cash items	$61.0	$67.2

Segment income excluding certain non-cash items decreased $10.2 million, to $25.4 million in the second quarter of 2005, compared to $35.6 million in the first quarter of 2005. The decrease is primarily due to increased losses of $7.9 million on GMDB hedging program derivatives and the aforementioned $4.0 million charge related to market timing, partially offset by increased GIC results of $2.7 million. Segment income excluding certain non-cash items decreased $1.5 million, to $25.4 in the second quarter of 2005, compared to $26.9 million in the second quarter of 2004 due to lower asset based and surrender fees and the charge related to market timing. These decreases were partially offset by lower policy benefits, increased gains on GMDB hedging program derivatives and lower expenses. For similar reasons, segment income excluding certain non-cash items decreased $6.2 million to $61.0 million in the first six months of 2005, compared to $67.2 million in the first six months of 2004.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	June 30, 2005		December 31, 2004
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$7,254.3	89.7%	$7,822.2	89.4%
Equity securities (1)	17.3	0.2%	17.0	0.2%
Mortgages	108.6	1.3%	114.8	1.3%
Policy loans (1)	251.9	3.1%	256.4	2.9%
Cash and cash equivalents (1)	413.5	5.1%	486.5	5.6%
Other long-term investments	46.3	0.6%	55.3	0.6%

Total	$8,091.9	100.0%	$8,752.2	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $660.3 million, or 7.5%, to $8.1 billion during the first six months of 2005, as a result of decreases in fixed maturities of $567.9 million and cash and cash equivalents of $73.0 million. Fixed maturities decreased primarily due to the maturity of long-term funding agreements in our Life Companies segment and market value depreciation. Cash and cash equivalents decreased primarily as a result of a decrease in collateral held related to our securities lending program, as well as the maturity of long-term funding agreements in our Life Companies segment.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 93.5% at June 30, 2005 and 94.2% at December 31, 2004 of our total fixed maturity portfolio.

The following table provides information about the credit quality of our fixed maturities:

(In millions)		June 30, 2005		December 31, 2004
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
1	Aaa/Aa/A	$4,715.4	$4,850.9	$4,976.3	$5,113.8
2	Baa	1,859.7	1,929.1	2,167.5	2,257.6
3	Ba	241.2	245.7	220.1	233.7
4	B	140.4	141.4	132.8	142.6
5	Caa and lower	58.4	71.1	44.8	56.3
6	In or near default	10.9	16.1	11.9	18.2

Total fixed maturities		$7,026.0	$7,254.3	$7,553.4	$7,822.2

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.6% for June 30, 2005 and 5.8% for June 30, 2004. This decline reflects lower prevailing fixed maturity investment rates and an increased emphasis on higher credit quality, shorter duration fixed maturity investments. We expect that the lower prevailing fixed maturity investment rates reflected in the current interest rate environment will continue to negatively affect our average investment yield.

At June 30, 2005, $133.7 million of our fixed maturities were invested in traditional private placement securities, as compared to $157.7 million at December 31, 2004. Fair values of traditional private placement securities are determined by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $4.6 million of realized losses on other-than-temporary impairments of fixed maturities for the first six months of 2005, as compared to $2.3 million for the first six months of 2004, principally resulting from our exposure to below investment grade securities. Other-than-temporary impairments of fixed maturities for the first six months of 2005 included $1.7 million related to the finance sector; $1.6 million related to the airline/transportation sector; $1.0 million related to industrial sector; and $0.3 million related to securitized investments. For the first six months of 2004, all of the other-than-temporary impairments of fixed maturities were related to the airline/transportation sector. We recognized $0.2 million of realized losses on other-than-temporary impairments of equity securities for the first six months of 2005, as compared to $0.1 million for the first six months of 2004.

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

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position:

	June 30, 2005		December 31, 2004
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
0-6 months	$2.8	$357.9	$4.2	$652.7
7-12 months	3.1	317.4	6.1	332.0
Greater than 12 months	12.3	523.7	15.5	425.4

Total investment grade fixed maturities	18.2	1,199.0	25.8	1,410.1

Below investment grade fixed maturities:
0-6 months	6.4	148.0	0.4	36.9
7-12 months	0.4	12.0	1.9	20.3
Greater than 12 months	0.6	5.8	—	1.0

Total below investment grade fixed maturities	7.4	165.8	2.3	58.2
Equity securities	—	—	0.1	0.7

Total fixed maturities and equity securities	$25.6	$1,364.8	$28.2	$1,469.0

We had $25.6 million of gross unrealized losses on fixed maturities and equity securities at June 30, 2005, as compared to $28.2 million at December 31, 2004. Approximately $3.8 million of the gross unrealized losses at June 30, 2005 relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, compared to $5.5 million at December 31, 2004. At both June 30, 2005 and December 31, 2004, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary as it is our assessment that these securities will recover in the near-term. Furthermore, as of June 30, 2005, we had the intent and ability to retain such investments for a period of time sufficient to allow for this anticipated recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other than temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets and our Consolidated Statements of Comprehensive Income.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at June 30, 2005 and December 31, 2004. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

(In millions)	June 30, 2005	December 31, 2004
Due in one year or less	$0.4	$1.0
Due after one year through five years	5.3	3.4
Due after five years through ten years	12.3	10.9
Due after ten years	7.6	12.8

Total fixed maturities	25.6	28.1
Equity securities	—	0.1

Total fixed maturities and equity securities	$25.6	$28.2

We had fixed maturity securities with a carrying value of $12.9 million on non-accrual status at June 30, 2005, as compared to $29.8 million at December 31, 2004. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $1.7 million for the six months ended June 30, 2005, as compared to a reduction of $3.4 million for the six months ended June 30, 2004. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

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

On December 3, 2003, we implemented an economic hedging program involving exchange traded futures contracts to hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003 (See Life Companies – Guaranteed Minimum Death Benefits). The program is expected to reduce the volatility in statutory capital and risk-based capital levels from the effects of future equity market movements and allows us to retain most of the benefits of reduced GMDB costs in a rising equity market. During the second quarter of 2005, we recognized $2.1 million in losses, reflected in Life Companies segment income, as compared to $5.9 million of losses in the second quarter of 2004. For the six months ended June 30, 2005, we recognized $3.7 million of gains, also reflected in Life Companies segment income, as compared to $11.3 million losses for the six months ended June 30, 2004. The GMDB hedges do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

The provision for federal income taxes before the cumulative effect of a change in accounting principle was an expense of $6.1 million during the second quarter of 2005 compared to $5.5 million during the same period in 2004. These provisions resulted in consolidated effective federal tax rates of 7.8% and 14.5% for the quarters ended June 30, 2005 and 2004, respectively. The current year effective rate reflects a $12.9 million benefit representing a reduction in federal income tax reserves for prior years, resulting from ongoing Internal Revenue Service audits. We realized a higher proportion of tax deductions taken for equity dividends received by our separate accounts than we had previously anticipated. Absent the aforementioned $12.9 million benefit, the effective tax rate in the current quarter is 24.4%. The increase in the current year is primarily due to higher underwriting income.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The provision for federal income taxes before the cumulative effect of a change in accounting principle was $20.6 million during the first six months of 2005 compared to a benefit of $17.9 million during the same period in 2004. These provisions resulted in consolidated effective federal tax rates of 14.8% and (21.4%) for the six months ended June 30, 2005 and 2004, respectively. The 2005 effective tax rate reflects the aforementioned $12.9 million benefit. The 2004 effective tax rate reflects a $30.3 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1979 to 1991. The largest of the disputed items relates to deductions taken for increased death benefits pertaining to certain life insurance contracts existing in 1982 and 1983. Under this settlement, we received a refund of amounts paid for these years, as well as various tax credits that have been applied to offset federal tax liabilities in other years.

Absent the aforementioned benefits, the effective tax rates in 2005 and 2004 are 24.1% and 14.8%, respectively. The increase in the current year is primarily due to the increase in underwriting income and a reduced level of tax-exempt interest in the current year.

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

In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the loss reserves being evaluated. This will result in a range of reasonable estimates for any particular loss reserve. The exact boundary points of these ranges are more qualitative than quantitative in nature, since no clear line of demarcation exists to determine when the set of underlying assumptions for an estimation method changes from being reasonable to unreasonable. As a result, we do not believe that the endpoints of these ranges are comparable across companies. In addition, potential interactions among the different estimation assumptions for different product lines make the aggregation of individual ranges a highly judgmental and inexact process. For these reasons, we adopt an estimate that considers all of the actuarial projection methodologies plus other factors not captured by these methodologies and do not consider it appropriate to report a range of estimates.

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

When trends emerge that we believe affect the future settlement of claims, we would adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, these adjustments are recognized in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, a reserve change of $22 million would have a one percentage point impact on the loss and LAE ratio, based on 2004 full year earned premiums. Each one percentage point change in the loss and LAE ratio would have a $22 million impact on segment income.

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

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are statutory GMDB reserves, Total Adjusted Capital and RBC ratios for our life insurance subsidiaries and for Hanover, as applicable, as of June 30, 2005, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

	Statutory GMDB Reserves (3)
(In millions, except ratios)	Gross of Reinsurance	Net of Reinsurance	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
AFLIAC (1)	102.8	77.8	631.2	109.8	54.9	575%	1150%
FAFLIC	2.6	2.1	234.4	52.3	26.1	448%	898%
Hanover (2)	—	—	1,179.5	440.6	220.3	268%	535%

(1)	AFLIAC’s Total Adjusted Capital includes $234.4 million related to its subsidiary, FAFLIC.
(2)	Hanover’s Total Adjusted Capital includes $656.5 million related to its subsidiary, Citizens.
(3)	AFLIAC statutory GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.

The total adjusted statutory capital position of our life companies continued to improve during the first six months of 2005, increasing from $581.9 million at December 31, 2004 to $631.2 million at June 30, 2005. The increase in adjusted capital is primarily due to a current tax benefit of $42.7 million resulting from the utilization of our net operating loss carryforwards and other tax attributes.

The improvement of our life companies’ RBC ratios reflect lower required risk based capital primarily as a result of lower deposit fund reserves and group annuity contracts.

The NAIC recently adopted the C-3 Phase II RBC instructions for year-end 2005 Life Insurance RBC. We have not yet determined the impact of this adoption on our projected RBC ratios, however, we believe that the new regulation will likely result in a material negative change to our Life Companies RBC ratios.

Liquidity and Capital Resources

Net cash provided by operating activities was $55.4 million during the first six months of 2005, as compared to net cash used of $39.1 million during the same period in 2004. The $94.5 million increase in cash provided by operating activities was primarily due to lower net loss and LAE payments in the property and casualty business and lower net payments from the general account as a result of fewer annuity contract surrenders in our Life Companies segment. Also, in 2004, cash provided by operations included a non-recurring federal income tax settlement for $30.3 million.

Net cash provided by investing activities was $560.7 million during the first six months of 2005, compared to $94.2 million for the same period of 2004. During 2005, cash was primarily provided by net sales of fixed maturity securities, resulting from the maturity of certain long-term funding agreements in our Life Companies segment. During 2004, cash was primarily provided by net sales of fixed maturities and other investment assets, resulting from funding agreement withdrawals and general account annuity redemptions in the Life Companies segment. In 2005 and 2004, these were partially offset by purchases of fixed maturities, resulting from improved segment income in our property and casualty business.

Net cash used in financing activities was $689.1 million during the first six months of 2005, compared to $250.7 million for the same period of 2004. The increase in cash used in 2005 is primarily due to the maturity of certain long-term funding agreements in our Life Companies segment.

At June 30, 2005, AFC, as a holding company, had $125.5 million of cash and fixed maturities. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2005, which consist primarily of interest on the senior debentures and junior subordinated debentures. In addition, we have recently indicated our intention to reinstitute our annual common stock dividend in the fourth quarter of this year in an amount comparable to the 25 cents that we previously paid. We believe that our holding company assets are sufficient to provide for any shareholder dividends, if and when declared by the Board of Directors. Additionally, we expect that it will be necessary for the holding company to pay certain federal income tax liabilities during 2005. However, we currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2005 holding company obligations.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements including the funding of our qualified defined benefit pension plan. The combination of the current interest rate environment reflecting lower yielding fixed maturities and volatile stock market returns have caused many U.S. pension plans, including ours, to become underfunded. As a result, without any additional pension funding relief currently being considered by Congress, we would expect to make significant cash contributions to our qualified defined benefit pension plan in future years. Based upon current law, we are required to contribute approximately $1 million in the third quarter of 2005 and an additional $52.1 million in 2006. As the single employer of AFC, the funding of these plans is the responsibility of FAFLIC.

Our insurance subsidiaries, including FAFLIC, maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. In addition, we had no commercial paper borrowings as of June 30, 2005 and we do not anticipate utilizing commercial paper in 2005. Debt ratings downgrades in prior years continue to preclude or adversely affect the cost and availability of credit lines, commercial paper, and other additional debt and equity financing.

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

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% and 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001.

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

We have been named a defendant in various other legal proceedings arising in the normal course of business and are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, “revenue sharing” and other matters, and regulatory inquiries into compensation arrangements with brokers and agents. A number of companies have announced settlements of enforcement actions related to such matters with various regulatory agencies, including the Securities and Exchange Commission (the “SEC”), which have included a range of monetary penalties and restitution. While no such action has been initiated against us, the SEC may take some action at the conclusion of the on-going investigation related to “market timing”, “revenue sharing” and other matters, including the marketing support and administrative services arrangements entered into by VeraVest Investments, Inc. in connection with the distribution of life insurance and annuity products issued by unaffiliated insurance companies. The potential outcome of any such action, or other legal proceedings in which we have been named a defendant, and our ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period. In this respect and based on ongoing discussions with the SEC to resolve this portion of its investigation, we recorded a $4.0 million provision to establish a reserve related to anticipated reimbursements to certain mutual funds related to “market timing” in certain sub-accounts of our Life Companies’ variable life insurance and annuity products. This reserve is an estimate which relates only to such reimbursements. The ultimate cost to us of any such matters, including potential fines or penalties, could significantly exceed the reserve amount.

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

In June 2005, Standard & Poor’s revised its outlook on our senior debt to positive from stable and re-affirmed its rating of BB (marginal) and its outlook on our Capital Securities to positive from stable and re-affirmed its rating of B (weak). In addition, Standard & Poor’s revised its outlook for our life insurance companies’ financial strength ratings to positive from stable and re-affirmed its rating of BB (marginal). Standard & Poor’s also re-affirmed the financial strength ratings of BBB+ (good) of our property and casualty subsidiaries.

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

In particular, future operating results as compared to prior years and forward-looking information regarding personal lines and commercial lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates. In addition, underwriting results and segment income could be adversely affected by changes in the current favorable frequency and loss trends generally being experienced industry-wide. Results in personal lines may also be adversely affected by pricing decreases and market disruptions which could be caused by the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores, by unfavorable loss trends that may result in New Jersey due to that state’s recent supreme court ruling relating to the no-fault tort threshold and by disruptions caused by judicial and potential legislative intervention related to new rules adopted by the Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market. Additionally, our personal lines production and earnings may be unfavorably affected by the introduction of our new multi-variate auto product should we experience adverse selection because of our pricing, operational difficulties or implementation impediments with independent agents.

Risks Relating to Our Life Companies

Our businesses may be affected by (i) lower appreciation or decline in value of our managed investments or the investment markets in general, resulting in reduced variable product assets and related variable product management fees, lapses and increased surrenders, increased DAC amortization, as well as increased cost of guaranteed minimum death benefits; (ii) adverse trends in mortality and morbidity; (iii) possible claims relating to sales practices for insurance and investment products; (iv) earlier than expected withdrawals and changes in redemption patterns from our general account annuities and other insurance products, particularly with respect to younger-aged annuities sold in the former Agency channel; (v) losses due to foreign currency fluctuations; (vi) the extent to which the performance of the various hedging instruments utilized in our GMDB hedging program do not correlate with the investment performance and underlying annuity sub-accounts; (vii) the continued availability of equity index futures; and (viii) adverse actions related to legal and regulatory actions described under “Contingencies”.

We have provided forward looking information relating to the impact of equity market values on certain financial metrics, including among other things, GMDB expenses and DAC amortization and net amount at risk. This information is an estimation only and is based upon matters in effect on June 30, 2005. Actual amounts of these certain financial metrics would vary based upon numerous other factors, including but not limited to, variable product account values, allocation between separate and general accounts, mortality experience, surrender and withdrawal rates and patterns, investment experience and performance of equity and financial markets throughout the period, as well as from period to period.

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

Exposure – A measure of the rating units or premium basis of a risk; for example, an exposure of a number of automobiles.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in management’s discussion and analysis of financial condition and results of operations as of December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the first six months of 2005 to these risks or our management of them.

ITEM 4 – CONTROLS AND PROCEDURES

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

Internal Controls Over Financial Reporting

There have not been any significant changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% and 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2005	—	$—	—	—
May 1 – 31, 2005	—	—	—	—
June 1 – 30, 2005	—	—	—	—

Total	—	$—	—	—

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders’ meeting was held on May 17, 2005. The following is a brief description of each matter voted upon at the meeting and the votes cast.

Election of Directors:

Three directors nominated for election by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

	VOTES FOR	WITHHELD
Wendall J. Knox	43,508,556	1,664,974

Robert J. Murray	43,483,014	1,690,516

Nancy L. Leaming *	44,393,865	779,665

The other directors whose terms continued after the Annual Meeting are Michael P. Angelini, Frederick H. Eppinger, Gail L. Harrison, Edward J. Parry, III, Joseph R. Ramrath and Herbert M. Varnum.

Ratification of Independent Public Accountants:

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for 2005.

For	43,753,847

Against	1,268,851

Abstain	150,832

*	On June 17, 2005, Allmerica Financial Corporation’s Board of Directors accepted the resignation of Nancy L. Leaming, effective immediately. Ms. Leaming submitted her resignation in connection with a significant change in her principal job responsibilities.

ITEM 5 – OTHER INFORMATION

On August 3, 2005, the Company entered into non-solicitation agreements with Frederick H. Eppinger and Marita Zuraitis, which agreements were a pre-condition to their participation in the Company’s Amended Employment Continuity Plan (the “Plan”). The Plan is described in the Company’s Proxy Statement dated April 11, 2005 (the “Proxy Statement”) and a copy of the Plan is attached as Exhibit 10.69 hereto. The non-solicitation agreements are substantially in the form previously filed and identified as Exhibit 10.21 in the Company’s Form 10-K for the year ended December 31, 2004. As a result, Mr. Eppinger and Ms. Zuraitis are eligible for certain benefits under the Plan in the event of a Change in Control (as defined in the Plan) based upon a Multiplier (as defined in the Plan) of three (3). As noted in the Proxy Statement, named executive officers and certain other officers of the Company participate in the Plan. Mr. Eppinger’s participation in the Plan is in lieu of the change in control provisions in his offer letter from the Company.

ITEM 6 – EXHIBITS

EX – 10.69	Amended Allmerica Financial Corporation Employment Continuity Plan

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allmerica Financial Corporation
Registrant

Dated	August 3, 2005	/s/ Frederick H. Eppinger, Jr.
Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

Dated	August 3, 2005	/s/ Edward J. Parry, III
Edward J. Parry, III
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Director