Form 10-Q
period 2005-09-30
ALLMERICA FINANCIAL CORP
filed 2005-11-09
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 53,694,766 shares of common stock outstanding, as of October 31, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004
REVENUES
Premiums	$525.7	$569.9	$1,650.3	$1,718.7
Fees and other income	22.2	18.9	60.8	62.4
Net investment income	79.4	82.2	238.0	251.2
Net realized investment gains (losses)	1.9	(5.3)	18.1	12.7

Total revenues	629.2	665.7	1,967.2	2,045.0

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	566.9	424.0	1,340.9	1,267.7
Policy acquisition expenses	116.5	120.5	347.9	358.8
(Gains) losses from retirement of funding agreements and trust instruments supported by funding obligations	—	(2.9)	—	0.3
Losses (gains) on derivative instruments	1.4	(0.9)	1.6	0.4
Restructuring costs	0.4	0.3	1.3	5.8
Other operating expenses	84.7	102.8	287.6	324.3

Total benefits, losses and expenses	769.9	643.8	1,979.3	1,957.3

(Loss) income from continuing operations before federal income taxes	(140.7)	21.9	(12.1)	87.7

Federal income tax (benefit) expense:
Current	(0.7)	10.4	5.2	(10.7)
Deferred	(34.6)	(6.3)	(9.4)	(3.4)

Total federal income tax (benefit) expense	(35.3)	4.1	(4.2)	(14.1)

(Loss) income from continuing operations	(105.4)	17.8	(7.9)	101.8
Discontinued operations (See Note 3):
Income (loss) from operations of discontinued business (less applicable income tax benefit of $3.6 million and $5.9 million for the quarter ended September 30, 2005 and 2004, respectively, and $14.1 million and $5.6 million for the nine months ended September 30, 2005 and 2004, respectively)	17.6	(0.1)	38.6	17.6
Loss on disposal of variable life and annuity business	(474.6)	—	(474.6)	—

(Loss) income from discontinued operations	(457.0)	(0.1)	(436.0)	17.6

(Loss) income before cumulative effect on change in accounting principle	(562.4)	17.7	(443.9)	119.4
Cumulative effect of change in accounting principle (less income tax benefit of $30.8 million for the nine months ended September 30, 2004)	—	—	—	(57.2)

Net (loss) income	$(562.4)	$17.7	$(443.9)	$62.2

PER SHARE DATA
Basic
(Loss) income from continuing operations	$(1.97)	$0.33	$(0.15)	$1.92
Discontinued operations:
Income from operations of discontinued business (less applicable income tax benefit of $0.07 and $0.11 for the quarters ended September 30, 2005 and 2004, respectively, and $0.26 and $0.11 for the nine months ended September 30, 2005 and 2004, respectively)	0.33	—	0.72	0.33
Loss on disposal of variable life and annuity business	(8.87)	—	(8.88)	—

(Loss) income before cumulative effect of change in accounting principle	(10.51)	0.33	(8.31)	2.25
Cumulative effect of change in accounting principle (less income tax benefit of $0.58 for the nine months ended September 30, 2004)	—	—	—	(1.08)

Net (loss) income	$(10.51)	$0.33	$(8.31)	$1.17

Weighted average shares outstanding	53.5	53.2	53.4	53.2

Diluted
(Loss) income from continuing operations	$(1.97)	$0.33	$(0.15)	$1.89
Discontinued operations:
Income from operations of discontinued business (less applicable income tax benefit of $0.07 and $0.11 for the quarters ended September 30, 2005 and 2004, respectively, and $0.26 and $0.10 for the nine months ended September 30, 2005 and 2004, respectively)	0.33	—	0.72	0.33
Loss on disposal of variable life and annuity business	(8.87)	—	(8.88)	—

(Loss) income before cumulative effect of change in accounting principle	(10.51)	0.33	(8.31)	2.22
Cumulative effect of change in accounting principle (less income tax benefit of $0.58 for the nine months ended September 30, 2004)	—	—	—	(1.06)

Net (loss) income	$(10.51)	$0.33	$(8.31)	$1.16

Weighted average shares outstanding	53.5	53.6	53.4	53.7

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) September 30, 2005	December 31, 2004
ASSETS
Investments:
Fixed maturities-at fair value (amortized cost of $5,772.7 and $6,199.0)	$5,845.1	$6,411.0
Equity securities-at fair value (cost of $11.3 and $12.0)	14.0	13.9
Mortgage loans	102.2	114.8
Policy loans	140.9	148.3
Other long-term investments	42.9	54.6

Total investments	6,145.1	6,742.6

Cash and cash equivalents	432.4	376.9
Accrued investment income	78.7	95.8
Premiums, accounts and notes receivable, net	503.1	485.4
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,437.3	1,186.6
Deferred policy acquisition costs	228.4	253.2
Deferred federal income taxes	433.3	415.1
Goodwill	128.2	128.2
Other assets	361.5	344.3
Separate account assets	585.9	654.3
Assets of discontinued operations	11,313.2	13,036.8

Total assets	$21,647.1	$23,719.2

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$1,226.6	$1,276.5
Outstanding claims, losses and loss adjustment expenses	3,658.2	3,161.2
Unearned premiums	1,057.4	1,028.4
Contractholder deposit funds and other policy liabilities	260.3	303.1

Total policy liabilities and accruals	6,202.5	5,769.2

Expenses and taxes payable	1,049.9	973.1
Reinsurance premiums payable	103.8	74.2
Trust instruments supported by funding obligations	307.7	1,126.0
Long-term debt	508.8	508.8
Separate account liabilities	585.9	654.3
Liabilities of discontinued operations	11,020.8	12,274.1

Total liabilities	19,779.4	21,379.7

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million and 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,784.3	1,782.1
Accumulated other comprehensive (loss) income	(35.4)	3.0
Retained earnings	486.2	943.4
Treasury stock at cost (6.8 million and 7.2 million shares)	(368.0)	(389.6)

Total shareholders’ equity	1,867.7	2,339.5

Total liabilities and shareholders’ equity	$21,647.1	$23,719.2

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Nine Months Ended September 30,
(In millions)	2005	2004
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,782.1	1,775.6
Unearned compensation related to restricted stock and other	2.2	6.4

Balance at end of period	1,784.3	1,782.0

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	87.1	89.4
(Depreciation) appreciation during the period:
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(59.1)	8.7
Benefit (provision) for deferred federal income taxes	20.7	(3.0)

	(38.4)	5.7

Balance at end of period	48.7	95.1

MINIMUM PENSION LIABILITY:
Balance at beginning and end of period	(84.1)	(73.3)

Total accumulated other comprehensive (loss) income	(35.4)	21.8

RETAINED EARNINGS
Balance at beginning of period	943.4	833.1
Net (loss) income	(443.9)	62.2
Treasury stock issued for less than cost	(13.3)	(13.2)

Balance at end of period	486.2	882.1

TREASURY STOCK
Balance at beginning of period	(389.6)	(405.2)
Net shares reissued at cost under employee stock-based compensation plans	21.6	12.9

Balance at end of period	(368.0)	(392.3)

Total shareholders’ equity	$1,867.7	$2,294.2

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Net (loss) income	$(562.4)	$17.7	$(443.9)	$62.2
Other comprehensive (loss) income:
Available-for-sale securities:
Net (depreciation) appreciation during the period	(104.8)	110.5	(135.1)	(32.1)
Benefit (provision) for deferred federal income taxes	36.7	(38.6)	47.3	11.3

Total available-for-sale securities	(68.1)	71.9	(87.8)	(20.8)

Derivative instruments:
Net appreciation (depreciation) during the period	1.7	(4.4)	76.0	40.8
(Provision) benefit for deferred federal income taxes	(0.6)	1.5	(26.6)	(14.3)

Total derivative instruments	1.1	(2.9)	49.4	26.5

Other comprehensive (loss) income	(67.0)	69.0	(38.4)	5.7

Comprehensive (loss) income	$(629.4)	$86.7	$(482.3)	$67.9

The accompanying notes are an integral part of these consolidated financial statements.

ALLMERICA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
(In millions)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(443.9)	$62.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Losses (gains) on futures contracts	0.9	5.4
Loss on disposal of variable life and annuity business	474.6	—
Net realized investment gains	(24.2)	(18.3)
Net amortization and depreciation	24.8	28.4
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	17.8	35.4
Deferred federal income taxes	(19.4)	(2.0)
Change in deferred acquisition costs	107.4	112.0
Change in premiums and notes receivable, net of reinsurance premiums payable	2.4	(61.5)
Change in accrued investment income	18.1	7.5
Change in policy liabilities and accruals, net	320.9	(91.9)
Change in reinsurance receivable	(227.7)	77.5
Change in expenses and taxes payable	(62.2)	(48.9)
Other, net	(18.8)	29.4

Net cash provided by operating activities	170.7	135.2

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	1,729.1	1,293.1
Proceeds from disposals of equity securities	0.9	12.2
Proceeds from disposals of other investments	23.9	35.2
Proceeds from mortgages matured or collected	13.1	48.0
Proceeds from collections of installment finance and notes receivable	240.7	234.3
Purchase of available-for-sale fixed maturities	(1,209.6)	(1,327.2)
Purchase of equity securities	—	(2.7)
Purchase of other investments	(5.9)	(7.3)
Capital expenditures	(5.1)	(3.9)
Net receipts (payments) related to margin deposits on derivative instruments	0.5	(10.8)
Disbursements to fund installment finance and notes receivable	(231.9)	(218.9)
Other investing activities, net	—	0.4

Net cash provided by investing activities	555.7	52.4

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	(1.7)	(201.6)
Withdrawals from trust instruments supported by funding obligations	(684.9)	(152.5)
Exercise of options	7.6	3.6
Change in collateral related to securities lending program	27.3	(55.7)

Net cash used in financing activities	(651.7)	(406.2)

Net change in cash and cash equivalents	74.7	(218.6)
Net change in cash held by discontinued variable life and annuity business	(19.2)	(14.7)
Cash and cash equivalents, beginning of period	376.9	742.0

Cash and cash equivalents, end of period	$432.4	$508.7

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

As further described in Note 3, Sale of Variable Life and Annuity Business, the Company entered into a stock purchase agreement on August 22, 2005 to sell its run-off variable life and annuity business. Results of operations of AFLIAC’s variable life and annuity business are reported as a discontinued operation. Prior period results have been restated to reflect this business as a discontinued operation.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance companies for deferred acquisition costs on internal replacements of insurance and investment contracts other than those described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. This statement is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of adopting SOP 05-1.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”). This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Statement No. 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The

provisions of this statement are effective for interim and annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amending the compliance dates of Statement No. 123(R). The rule allows companies to implement the standard at the beginning of their next fiscal year, rather than their next reporting period, that begins after June 15, 2005. Accordingly, the Company will adopt Statement No. 123(R) on January 1, 2006. In accordance with APB Opinion No. 25, the Company has not recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. Upon adoption of Statement No. 123(R), the Company will be required to expense employee stock options. The Company will adopt Statement No. 123(R) using the modified prospective transition method. Under this method, the Company will recognize compensation costs for all share-based payments granted, modified or settled after January 1, 2006, as well as any awards that were granted prior to January 1, 2006 for which the requisite service period has not been provided as of the implementation date, i.e., unvested awards. Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro-forma effect of Statement No. 123. In addition to stock options, the Company’s share-based compensation plans also include time-based restricted shares and performance-based restricted share units, for which compensation cost has been recorded over the requisite service period. Therefore, upon adoption of Statement No. 123(R), the Company will experience an increase in expense related to stock options. Assuming the actual number of stock compensation awards granted for the period October 1, 2005 through December 31, 2006 is consistent with the Company’s expectations, the estimated increase in pre-tax stock compensation expense related to the adoption of Statement No. 123(R) will range from $10 million to $12 million for the year ended December 31, 2006.

In July 2003, the AICPA issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 is applicable to all insurance enterprises as defined by Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. This statement provides guidance regarding accounting and disclosures of separate account assets and liabilities and an insurance company’s interest in such separate accounts. It further provides for the accounting and disclosures related to contractholder transfers to separate accounts from a company’s general account and the determination of the balance that accrues to the benefit of the contractholder. In addition, SOP 03-1 provides guidance for determining any additional liabilities for guaranteed minimum death benefits (“GMDB”) or other insurance benefit features, potential benefits available only on annuitization and liabilities related to sales inducements, such as immediate bonus payments, persistency bonuses, and enhanced crediting rates or “bonus interest” rates, as well as the required disclosures related to these items. This statement was effective for fiscal years beginning after December 15, 2003. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions, including, among other items, estimates of future market returns and expected contract persistency. Upon adoption of this statement in the first quarter of 2004, the Company recorded a $57.2 million charge, net of taxes. This charge was reported as a cumulative effect of a change in accounting principle in the Consolidated Statements of Income. See also Note 4, Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.

3. Sale of Variable Life and Annuity Business

On August 22, 2005, the Company entered into a Stock Purchase Agreement (the “Agreement”) with The Goldman Sachs Group, Inc. (“Goldman Sachs”), pursuant to which it will, on the terms and subject to the conditions thereof, sell its run-off variable life insurance and variable annuity business. The transaction includes the sale to Goldman Sachs of all the outstanding shares of capital stock of AFLIAC and the reinsurance of the variable life and annuity business of FAFLIC. In connection with these transactions, Allmerica Investment Trust (“AIT”) has agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, the Company has agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Services, Inc. (“AFIMS”), its investment advisory subsidiary, concurrently with the consummation of the fund reorganization transaction. In connection with the sale, the Company is seeking approval from the Massachusetts Division of Insurance for a cash dividend of $40 million from FAFLIC and for the distribution of other non-insurance subsidiaries, from which it expects to receive approximately $15 million of additional cash.

Total expected proceeds from the sale are currently projected to be approximately $292 million, comprised of proceeds from the expected sale of AFLIAC of approximately $257 million, proceeds from the sale of AFIMS of approximately $26 million and proceeds from the ceding commission related to the coinsurance of the FAFLIC variable business of approximately $9 million. Approximately $28 million of this amount is expected to be deferred and paid over a three year period, with 50% being received in the first year and 25% in each of the following two years. The actual purchase price to be paid by Goldman Sachs will be determined at closing, and is subject to changes in equity market levels, implied equity market volatility, interest rates and surrender activity. Additionally, the actual purchase price will be adjusted based on the actual total adjusted statutory capital level of AFLIAC at the closing. The closing is anticipated to occur by December 31, 2005.

Closings of the transactions are subject to satisfaction or waiver of various conditions, including regulatory approvals from the Massachusetts Division of Insurance and, with respect to the coinsurance agreement, the New York Department of Insurance. The closings of the transactions are also subject to filings with the Securities and Exchange Commission (“SEC”) with respect to the reorganization of the AIT funds, the accuracy of various representations and warranties and compliance with covenants and agreements, and to other provisions customary for transactions of this kind. The AIT fund reorganization also requires fund shareholder approval.

The Company and Goldman Sachs have made various representations, warranties and covenants in the Agreement. The Company has agreed to indemnify Goldman Sachs for breaches of the Company’s representations, warranties and covenants. AFC has also agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business being transferred.

Upon closing of the Agreement and in connection with these agreements, the Company will provide transition services until the earlier of eighteen months from the closing or when the operations of AFLIAC, and the FAFLIC business to be reinsured, can be transferred to Goldman Sachs. These services include policy and claims processing, accounting and reporting, and other administrative services. This transition period is currently expected to extend into the fourth quarter of 2006. During this period, the Company expects to earn revenues estimated at approximately $20 million related to the continuation of activities with the disposed of business by providing these administrative services, while incurring costs estimated at approximately $30 million to $35 million. These revenues and costs represent approximately 5% and 2%, respectively, of the revenues and costs generated by the disposed business and therefore do not reflect significant continuing involvement with the business that is being disposed. Upon conclusion of this transition services agreement, there will be no continuing cash flows associated with the business that is being disposed.

As a result of entering into this transaction, the Company has reflected AFLIAC at its fair value in accordance with Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”). This resulted in the recognition of a loss of $474.6 million in the third quarter of 2005, primarily from a change in certain actuarial assumptions related to the deferred acquisition cost and deferred sales inducement assets. This loss is presented in the Consolidated Statements of Income as Loss on disposal of variable life and annuity business, a component of discontinued operations. In addition, the Company also reclassified the results of operations related to this business from its Life Companies segment, and the related tax effect, to discontinued operations in accordance with Statement No. 144. These results are reflected in the Consolidated Statements of Income as Income (loss) from operations of discontinued business.

The following table summarizes the components of the estimated loss on the disposal of our variable life and annuity business as of September 30, 2005:

(unaudited) (In millions)
Proceeds from Goldman Sachs (1)	$292.4
Less:
Carrying value of AFLIAC (2)	(726.0)
Estimated transaction costs (3)	(11.0)
Deferred gain on FAFLIC coinsurance (4)	(8.6)
Liability for certain legal indemnities (5)	(13.0)
AFC hedge results (6)	(8.4)

Net loss	$(474.6)

(1)	Proceeds from Goldman Sachs include deferred payments of $27.6 million to be received over three years.

(2)	Estimated shareholder’s equity of the AFLIAC variable life and annuity business at December 31, 2005, prior to the impact of the sale transaction.

(3)	Transaction costs include investment banker, vendor contract licensing, legal and other professional fees.

(4)	Included in the proceeds from Goldman Sachs is the FAFLIC variable business coinsurance ceding commission of $8.6 million. Upon closing of the FAFLIC coinsurance agreement, this gain will be deferred and amortized over the remaining life of the policies in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

(5)	Liability for certain contractual indemnities of AFLIAC related to the Agreement to Goldman Sachs recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

(6)	This holding company component of the sales price hedging program is in addition to the $5.8 million component that is included in the above carrying value of variable business.

In accordance with Statement No. 144, the Consolidated Balance Sheets have been segregated between continuing and discontinued operations. The following table details the significant assets and liabilities reflected in the Consolidated Balance Sheets under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations”, respectively.

(In millions)	(unaudited) September 30, 2005	December 31, 2004
Assets:
Cash and investments	$1,518.7	$1,632.6
Reinsurance recoverables	816.7	839.8
Separate account assets	8,800.0	9,800.8
Other assets	177.8	763.6

Total assets	$11,313.2	$13,036.8

Liabilities:
Policy liabilities	$2,070.7	$2,281.4
Separate account liabilities	8,800.0	9,800.8
Other liabilities	150.1	191.9

Total liabilities	$11,020.8	$12,274.1

Results from these discontinued operations are shown below:

	(unaudited) Quarter Ended September 30,		(unaudited) Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Revenues	$80.8	$93.9	$261.2	$295.0
Income (loss) before federal income taxes	14.0	(6.0)	24.5	12.0

4. Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

Effective January 1, 2004, the Company adopted SOP 03-1 (see Note 2 – New Accounting Pronouncements). Upon adoption, the Company recorded a cumulative effect of change in accounting principle of $57.2 million, after-tax.

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

The following summarizes the liability for GMDB contracts reflected in the general account (unaudited):

(In millions)
Balance at December 31, 2004	$74.6
Provision for GMDB:
GMDB expense incurred	33.0
Volatility (1)	0.2

33.2
Claims, net of reinsurance:
Claims from policyholders	(46.3)
Claims ceded to reinsurers	44.2

(2.1)
GMDB reinsurance premium	(44.2)
GMDB reserve adjustment (2)	(58.0)

Balance at September 30, 2005	$3.5

(1)	Volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality and other factors that are assumptions within the GMDB reserving model.

(2)	GMDB reserves were adjusted by $58.0 million as of September 30, 2005 as a result of a decrease in the projected future GMDB claims due to the expected sale of the Company’s variable life and annuity business.

Sales Inducements

The Company’s variable annuity product offerings included contracts that offered enhanced crediting rates or bonus payments. These enhanced rates are considered sales inducements under SOP 03-1. As such, the balance of sales inducement assets were required to be reclassified from DAC to other assets upon adoption of SOP 03-1, and amortization of these sales inducements over the life of the contract is required to be reflected as a policy benefit. Amortization of these contracts is required to be computed using the same methodology and assumptions used in amortizing deferred acquisition costs (“DAC”).

In connection with the aforementioned expected sale of the Company’s variable life and annuity business, the deferred sales inducements were adjusted by $61.3 million, as a result of a decrease in projected future gross profit estimates, as of September 30, 2005. The balance of deferred sales inducements was $2.6 million and $72.9 million as of September 30, 2005 and December 31, 2004, respectively.

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

The following table summarizes the Company’s variable annuities with guaranteed minimum returns for the periods indicated.

	(Unaudited) September 30, 2005	December 31, 2004
Account value (in millions)	$76.7	$90.3
Range of guaranteed minimum return rates	3.0-6.5%	3.0-6.5%

The aggregate fair value of assets supporting these contracts is as follows:

(In millions)	(Unaudited) September 30, 2005	December 31, 2004
Asset Type
Fixed maturities	$76.2	$104.7
Cash and cash equivalents	4.6	4.5

Total	$80.8	$109.2

5. Significant Transactions

In the fourth quarter of 2003, the Company ceased operations of its Life Companies segment retail broker/dealer operations (see Note 10 for a description of the Company’s operating segments). These operations had distributed third-party investment and insurance products through VeraVest Investments, Inc. All levels of employees within the broker/dealer operations, from staff to senior management, were affected by the decision. The Company recognized a pre-tax charge of $11.5 million for asset impairments in connection with this action. Additionally, the Company has recognized a cumulative pre-tax restructuring charge of $26.5 million, in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Approximately $14.8 million of this charge related to one-time termination benefits associated with the elimination of 552 positions, and $11.7 million related to contract termination fees and other costs. Of the total restructuring charge, $1.0 million and $2.9 million were recorded during the first nine months of 2005 and 2004, respectively. Of the 552 positions eliminated, all employees were either terminated or transferred to other positions within the Company. As of September 30, 2005, the Company has made payments of approximately $24.6 million related to this restructuring plan, of which $14.5 million related to one-time termination benefits and $10.1 million related to contract termination fees and other costs. The liability balance at September 30, 2005 was $1.9 million. The Company currently anticipates an additional $1 million to $2 million of expenses will be recognized during the remainder of 2005 and in 2006 related to this restructuring.

In the first nine months of 2004, the Company retired $183.6 million of long-term funding agreement obligations at discounts. The retirement resulted in a pre-tax loss of $0.3 million which is reported as losses from retirement of funding agreements and trust instruments supported by funding obligations in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $7.4 million was recorded as net realized investment gains (losses) in the Consolidated Statements of Income.

6. Federal Income Taxes

Federal income tax expense for the nine months ended September 30, 2005 and 2004 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The 2005 effective tax rate reflected a $2.3 million benefit representing a reduction in federal income tax reserves for prior years, resulting from ongoing Internal Revenue Service audits. The 2004 effective tax rate reflected a $30.3 million benefit resulting from the settlement of disputed items in the Company’s federal tax returns filed for 1979 to 1991. The largest of the disputed items related to deductions taken for increased death benefits pertaining to certain life insurance contracts. Under this settlement, the Company received a refund of amounts paid for these years, as well as various tax credits that have been applied to offset federal tax liabilities in other years.

The Company holds a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund - 1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company’s investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company’s maximum exposure to loss on this investment is limited to its carrying value, which was $5.0 million at September 30, 2005.

7. Pension and Other Postretirement Benefit Plans

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

The components of net periodic pension cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Quarter Ended September 30,
	2005	2004	2005	2004
(In millions)	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$2.6	$0.1	$0.4
Interest cost	7.6	7.8	0.8	1.1
Expected return on plan assets	(6.5)	(6.7)	—	—
Recognized net actuarial loss	4.4	5.6	0.1	0.1
Amortization of transition asset	(0.4)	(0.4)	—	—
Amortization of prior service cost	0.1	(0.5)	(1.4)	(0.8)

Net periodic benefit cost (benefit)	$5.2	$8.4	$(0.4)	$0.8

	Nine Months Ended September 30,
	2005	2004	2005	2004
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$7.6	$0.3	$1.1
Interest cost	22.9	23.4	2.4	3.3
Expected return on plan assets	(19.5)	(20.2)	—	—
Recognized net actuarial loss	13.1	16.8	0.3	0.3
Amortization of transition asset	(1.0)	(1.1)	—	—
Amortization of prior service cost	0.4	(1.3)	(4.1)	(2.3)

Net periodic benefit cost (benefit)	$15.9	$25.2	$(1.1)	$2.4

8. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) September 30, 2005	December 31, 2004
ASSETS
Fixed maturities-at fair value (amortized cost of $518.8 and $505.3)	$530.5	$535.1
Mortgage loans	25.5	31.4
Policy loans	136.8	144.4
Cash and cash equivalents	7.2	20.1
Accrued investment income	11.7	11.4
Deferred policy acquisition costs	3.6	4.4
Deferred federal income taxes	4.5	8.0
Other assets	1.8	2.6

Total assets	$721.6	$757.4

LIABILITIES
Policy liabilities and accruals	$713.6	$726.1
Policyholder dividends	36.9	64.9
Other liabilities	2.4	10.6

Total liabilities	$752.9	$801.6

Excess of Closed Block liabilities over assets designated to the Closed Block	$31.3	$44.2
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax benefits of $2.5 million and $5.9 million	(4.6)	(11.0)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$26.7	$33.2

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
REVENUES
Premiums	$5.7	$6.1	$30.2	$32.0
Net investment income	10.4	10.4	31.0	32.1
Net realized investment gains (losses)	3.8	(0.2)	5.2	(0.1)

Total revenues	19.9	16.3	66.4	64.0

BENEFITS AND EXPENSES
Policy benefits	17.2	13.8	59.0	54.5
Policy acquisition expenses	0.3	0.5	0.8	1.3
Other operating expenses	0.1	0.1	0.1	—

Total benefits and expenses	17.6	14.4	59.9	55.8

Contribution from the Closed Block	$2.3	$1.9	$6.5	$8.2

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

9. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income.

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Unrealized (depreciation) appreciation on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net of income tax benefit (expense) of $38.9 million and $(39.8) million for the quarters ended September 30, 2005 and 2004 and benefit of $42.0 million and $1.9 million for the nine months ended September 30, 2005 and 2004	$(72.0)	$74.3	$(77.9)	$(3.2)
Less: reclassification adjustment for (losses) gains included in net income, net of income tax benefit (expense) of $2.2 million and $(1.2) million for the quarters ended September 30, 2005 and 2004 and expense of $(5.3) million and $(9.4) million for the nine months ended September 30, 2005 and 2004	(3.9)	2.4	9.9	17.6

Total available-for-sale securities	(68.1)	71.9	(87.8)	(20.8)

Unrealized appreciation (depreciation) on derivative instruments:
Unrealized holding losses arising during period, net of income tax benefit of $2.3 million and $15.3 million for the quarters ended September 30, 2005 and 2004 and $17.4 million and $8.8 million for the nine months ended September 30, 2005 and 2004	(4.1)	(28.3)	(32.2)	(16.3)
Less: reclassification adjustment for losses included in net income, net of income tax benefit of $2.9 million and $13.8 million for the quarters ended September 30, 2005 and 2004 and $44.0 million and $23.1 million for the nine months ended September 30, 2005 and 2004	(5.2)	(25.4)	(81.6)	(42.8)

Total derivative instruments	1.1	(2.9)	49.4	26.5

Other comprehensive (loss) income	$(67.0)	$69.0	$(38.4)	$5.7

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

The Life Companies segment includes the retained business of FAFLIC, reflecting the expected sale of the variable life and annuity business of AFLIAC, as well as certain non-insurance subsidiaries (see Note 3, Sale of Variable Life and Annuity Business). The retained business in FAFLIC, which is in run-off, primarily includes a block of traditional life insurance products, guaranteed investment contracts (“GIC”) business, certain group retirement products and the variable annuity and variable universal life business which had been sold in New York, as well as certain non-insurance subsidiaries. Assets and liabilities related to the discontinued variable life and annuity business, as well as the discontinued group life and health business, including group life and health voluntary pools, are reflected in this segment.

The Company reports interest expense related to its corporate debt separately from the earnings of its operating segments. Corporate debt consists of the Company’s junior subordinated debentures and its senior debentures.

Management evaluates the results of the aforementioned segments based on a pre-tax basis. Segment income excludes certain items, which are included in net (loss) income, such as federal income taxes and net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment (loss) income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income enhances understanding of the Company’s results of operations by highlighting net (loss) income attributable to the normal operations of the business. However, segment (loss) income should not be construed as a substitute for net (loss) income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments.

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Segment revenues:
Property and Casualty:
Personal Lines	$361.8	$408.2	$1,133.3	$1,228.4
Commercial Lines	216.8	210.1	658.5	623.0
Other Property and Casualty	7.3	6.4	21.4	20.2

Total Property and Casualty	585.9	624.7	1,813.2	1,871.6
Life Companies	41.9	49.4	141.3	167.4
Intersegment revenues	(2.1)	(2.4)	(6.7)	(7.6)

Total segment revenues	625.7	671.7	1,947.8	2,031.4
Adjustments to segment revenues:
Net realized investment gains (losses)	1.9	(5.3)	18.1	12.7
Other income (loss)	1.6	(0.7)	1.3	0.9

Total revenues	$629.2	$665.7	$1,967.2	$2,045.0

Segment (loss) income before federal income taxes and cumulative effect of change in accounting principle:
Property and Casualty:
Personal Lines:
GAAP underwriting (loss) profit	$(57.0)	$15.8	$(15.4)	$9.0
Net investment income	25.6	23.7	75.7	72.0
Other	3.6	2.6	8.5	7.7

Personal Lines segment (loss) income	(27.8)	42.1	68.8	88.7
Commercial Lines:
GAAP underwriting loss	(127.6)	(32.0)	(127.7)	(43.3)
Net investment income	25.3	23.8	74.8	72.4
Other	1.3	1.1	3.4	2.9

Commercial Lines segment (loss) income	(101.0)	(7.1)	(49.5)	32.0
Other Property and Casualty:
GAAP underwriting loss	(1.4)	(1.1)	(2.0)	(3.0)
Net investment income	1.3	0.5	3.9	1.6
Other	1.2	2.3	3.0	5.1

Other Property and Casualty segment income	1.1	1.7	4.9	3.7

Total Property and Casualty	(127.7)	36.7	24.2	124.4
Life Companies	(0.9)	(2.1)	(17.7)	(13.6)
Interest on corporate debt	(10.0)	(10.0)	(29.9)	(29.9)

Segment (loss) income before federal income taxes	(138.6)	24.6	(23.4)	80.9
Adjustments to segment (loss) income:
Net realized investment (losses) gains, net of deferred acquisition cost amortization	(1.9)	(5.5)	12.9	12.4
Gains (losses) on derivative instruments	0.2	0.2	(0.3)	0.5
Gains (losses) from retirement of funding agreements and trust instruments supported by funding obligations	—	2.9	—	(0.3)
Restructuring costs	(0.4)	(0.3)	(1.3)	(5.8)

(Loss) income from continuing operations before federal income taxes and cumulative effect of change in accounting principle	$(140.7)	$21.9	$(12.1)	$87.7

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) September 30, 2005	December 31, 2004	(Unaudited) September 30, 2005	December 31, 2004
Property and Casualty (1)	$6,940.1	$6,459.4	$211.0	$211.4
Life Companies (2)	14,707.6	17,335.4	39.7	694.1
Intersegment eliminations (3)	(0.6)	(75.6)	—	—

Total	$21,647.1	$23,719.2	$250.7	$905.5

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.

(2)	Includes assets related to the Company’s discontinued operations. The 2005 balance reflects certain reduction in assets resulting from the anticipated sale of the variable life and annuity business.

(3)	The 2004 balance reflects a $75.0 million dividend from AFLIAC to the holding company, which was paid during the first quarter of 2005.

Discontinued Operations – Group Life and Health

During 1999, the Company exited its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters (“AGU”) business and its accident and health assumed reinsurance pool business (“reinsurance pool business”). Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $19.1 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At September 30, 2005 and December 31, 2004, the discontinued segment had assets of $245.3 million and $275.0 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of $316.7 million and $344.9 million, respectively, consisting primarily of policy liabilities.

11. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share.

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004
Basic shares used in the calculation of earnings per share	53.5	53.2	53.4	53.2
Dilutive effect of securities: (1)
Employee stock options	—	0.4	—	0.5
Non-vested stock grants	—	—	—	—

Diluted shares used in calculation of earnings per share	53.5	53.6	53.4	53.7

Per share effect of dilutive securities on income from continuing operations	$—	$—	$—	$0.03

Per share effect of dilutive securities on net income	$—	$—	$—	$0.01

(1)	Excludes 0.6 million and 0.5 million shares due to antidilution for the quarter and nine months ended September 30, 2005, respectively.

Options to purchase 2.3 million and 4.5 million shares of common stock were outstanding during the quarter ending September 30, 2005 and 2004, respectively, and 4.1 million shares were outstanding during the nine months ending September 30, 2005 and 2004, but were not included in the computation of diluted earnings per share because the option’s exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004
Net income, as reported	$(562.4)	$17.7	$(443.9)	$62.2
Stock-based compensation expense included in reported net income, net of taxes	—	—	0.2	0.2
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(2.1)	(2.6)	(5.9)	(7.3)

Net income, after effect of Statement No. 123	$(564.5)	$15.1	$(449.6)	$55.1

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004
Earnings per share:
Basic - as reported	$(10.51)	$0.33	$(8.31)	$1.17

Basic - after effect of Statement No. 123	$(10.54)	$0.28	$(8.42)	$1.03

Diluted - as reported	$(10.51)	$0.33	$(8.31)	$1.16

Diluted - after effect of Statement No. 123	$(10.54)	$0.28	$(8.42)	$1.03

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

The Company has been named a defendant in various other legal proceedings arising in the normal course of business. This includes class actions and other litigation in the southeast United States, particularly Louisiana and Mississippi, relating to the scope of insurance coverage under homeowners and commercial property policies of losses due to flooding, civil authority actions, loss of landscaping and business interruption.

In addition, the Company is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, “revenue sharing” and other matters, and regulatory inquiries into compensation arrangements with brokers and agents. A number of companies have announced settlements of enforcement actions related to such matters with various regulatory agencies, including the Securities and Exchange Commission (the “SEC”), which have included a range of monetary penalties and restitution. While no such action has been initiated against the Company, the SEC may take some action at the conclusion of the on-going investigation related to “market timing”, “revenue sharing” and other matters, including the marketing support and administrative services arrangements entered into by VeraVest Investments, Inc. in connection with the distribution of life insurance and annuity products issued by unaffiliated insurance companies.

The potential outcome of any such litigation or regulatory actions, or other legal proceedings in which the Company has been named a defendant, and the Company’s ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on the Company’s consolidated financial position, although they could have a material effect on the results of operations for a particular quarter or annual period. In this respect and based on ongoing discussions with the SEC to resolve this portion of its investigation, the Company recorded a $4.0 million provision to establish a reserve related to anticipated reimbursements to certain mutual funds related to “market timing” in certain sub-accounts of our Life Companies’ variable life insurance and annuity products. This reserve is an estimate which relates only to such reimbursements. The ultimate cost to the Company of any such matters, including potential fines or penalties, could significantly exceed the reserve amount.

Residual Markets

The Company is required to participate in residual markets in various states. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to the workers’ compensation line of business and both the personal and commercial automobile lines of business.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	25
Executive Overview	25
Description of Operating Segments	26
Results of Operations	26-27
Segment Income	27-28
Other Items	28-30
Segment Results	31-45
Property and Casualty	31-41
Life Companies	41-45
Investment Portfolio	45-47
Derivative Instruments	47
Income Taxes	47-48
Critical Accounting Estimates	48-49
Significant Transaction	50
Statutory Capital of Insurance Subsidiaries	50-51
Liquidity and Capital Resources	51-52
Off-Balance Sheet Arrangements	52
Contingencies and Regulatory Matters	53-54
Rating Agency Actions	54-55
Other Items	55
Risks and Forward-Looking Statements	55-57
Glossary of Selected Insurance Terms	58-59

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

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies. Our results of operations also include Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) and First Allmerica Financial Life Insurance Company (“FAFLIC”), our principal life insurance and annuity companies; and other insurance and non-insurance subsidiaries. On August 22, 2005, we entered into a Stock Purchase Agreement to sell AFLIAC and the variable life and annuity business of FAFLIC (see Significant Transaction for further information). The results of AFLIAC’s operations to be sold are reported as discontinued operations.

Executive Overview

On August 22, 2005, we entered into an agreement to sell our run-off variable life and annuity insurance business to The Goldman Sachs Group, Inc. (“Goldman Sachs”). The transaction, which is expected to close by December 31, 2005, will include the sale of AFLIAC, through a stock purchase agreement. In addition, AFLIAC will assume, via a coinsurance agreement, the remaining variable business held by FAFLIC, in effect transferring all of our variable life and annuity business to Goldman Sachs. As a result of entering into this agreement, we have recognized an approximate $475 million loss in the third quarter of 2005 (see Significant Transaction for further information).

In the third quarter of 2005, the property and casualty industry was significantly and adversely affected by the damage and devastation caused by Hurricane Katrina. This catastrophe has placed unprecedented demands on both the industry and Hanover, one of our primary property and casualty companies. We estimate our after-tax loss from this catastrophe to be approximately $140 million, or $2.62 per share. The after-tax loss of $140 million is net of reinsurance and includes the cost of reinsurance reinstatement premiums and loss adjustment expense, as well as an estimate for the Louisiana Citizens Fair Plan assessment. Approximately two-thirds of the losses sustained relate to our commercial lines business and one-third is attributed to our personal lines business.

In our personal lines business, we continue to make investments that are intended to maintain profitability, build a distinctive position in the market and prepare Citizens and Hanover for profitable growth in 2006. We are focused on expanding our distribution capabilities by writing more business with our best agents and developing new relationships with the best agents in states where we conduct business. We are also focused on enhancing our service capabilities. At the same time, we are making significant investments to strengthen our product offerings, including the introduction of a new multi-variate auto product, “Connections Auto,” in selected states. The product will continue to be introduced in certain other states throughout the remainder of 2005 and into 2006.

During 2005, we continue to invest in our commercial lines business, beginning with building and maintaining our relationships with key agents in each of our territories. We are further developing our product portfolio and specialty lines expertise in our commercial lines business as we target the first-tier middle market, which represents clients whose premiums are generally between $25,000 and $100,000. We are expanding our businessowner’s policy to accommodate larger risks, and are enhancing our inland marine, bond and umbrella programs, which on average are expected to offer higher margins over time and enable us to deliver a complete response to our agents and policyholders in our target market.

During the first nine months of 2005, our property and casualty group’s segment earnings decreased compared to the prior year primarily due to unusually high catastrophe losses in both our Personal Lines and Commercial Lines segments primarily as a result of Hurricane Katrina and to a lesser extent, Hurricane Rita. Partially offsetting these losses was an increase in favorable development and a decrease in underwriting expenses.

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

As a result of the aforementioned expected sale of our variable life and annuity business, our Life Companies segment, which is in run-off, now consists primarily of a block of traditional life insurance products, our GIC business, certain group retirement products, and the variable annuity and variable universal life business sold in New York, as well as certain non-insurance subsidiaries. Assets and liabilities related to our discontinued variable life and annuity business, as well as our discontinued group life and health business, including group life and health voluntary pools, are also reflected in this segment.

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our junior subordinated debentures and our senior debentures.

Results of Operations

Our consolidated net income includes the results of our four operating segments (segment income) which we evaluate on a pre-tax basis and our interest expense on corporate debt. In addition, segment income excludes certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, including net gains or losses on certain derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by identifying net income attributable to the normal operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

We had a net loss of $562.4 million for the third quarter of 2005 compared to net income of $17.7 million for the same period in 2004. This decease is primarily due to the $474.6 million estimated loss on the disposal of our variable life and annuity business, as well as a decrease in segment results in our property and casualty business. The losses from our property and casualty business were primarily due to increased catastrophe losses from Hurricane Katrina, and to a lesser extent, Hurricane Rita.

Consolidated net income for the first nine months of 2005 decreased $506.1 million, to a net loss of $443.9 million, compared to income of $62.2 million for the same period in 2004. The net loss in 2005 includes the loss on the disposal of our variable life and annuity business and catastrophe losses from the aforementioned hurricanes. Net income in 2004 included the implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”) which resulted in an after-tax charge of $57.2 million as well as a $30.3 million favorable federal income tax settlement.

The following table reflects segment income and a reconciliation of the total of our reportable segments’ income or loss for the periods, determined in accordance with Statement of Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information to consolidated net income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Segment (loss) income before federal income taxes:
Property and Casualty
Personal Lines	$(27.8)	$42.1	$68.8	$88.7
Commercial Lines	(101.0)	(7.1)	(49.5)	32.0
Other Property and Casualty	1.1	1.7	4.9	3.7

Total Property and Casualty	(127.7)	36.7	24.2	124.4
Life Companies	(0.9)	(2.1)	(17.7)	(13.6)
Interest expense on corporate debt	(10.0)	(10.0)	(29.9)	(29.9)

Total segment (loss) income	(138.6)	24.6	(23.4)	80.9

Federal income tax benefit (expense) on segment income	29.6	(4.5)	0.3	(14.0)
Change in prior years tax reserves	—	—	2.3	—
Federal income tax settlement	—	—	—	30.3
Net realized investment gains (losses), net of taxes and amortization	3.7	(4.1)	13.9	8.3
Net gains (losses) on derivative instruments, net of taxes	0.1	0.1	(0.2)	0.3
Gains (losses) from retirement of funding agreements and trust instruments supported by funding obligations, net of taxes	—	1.9	—	(0.2)
Restructuring costs, net of taxes	(0.2)	(0.2)	(0.8)	(3.8)

(Loss) income from continuing operations	(105.4)	17.8	(7.9)	101.8
Discontinued operations:
Income (loss) from discontinued variable life and annuity business, net of taxes	17.6	(0.1)	38.6	17.6
Loss from disposal of variable life and annuity business, net of taxes	(474.6)	—	(474.6)	—

(Loss) income before cumulative effect of change in accounting principle	(562.4)	17.7	(443.9)	119.4
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(57.2)

Net (loss) income	$(562.4)	$17.7	$(443.9)	$62.2

Segment Income

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Our Property and Casualty group’s segment income decreased $164.4 million, to a loss of $127.7 million, in the third quarter of 2005, compared to income of $36.7 million in the third quarter of 2004. In the third quarter of 2005, we experienced significant catastrophe losses primarily due to Hurricane Katrina, and to a lesser extent, Hurricane Rita. As a result, segment income was negatively impacted by $245.5 million of catastrophe related activity, which includes $27.0 million of reinstatement premium, in the third quarter of 2005. Catastrophe losses for the third quarter of 2004 were $61.7 million primarily resulting from several hurricanes in the Southeast. Excluding the impact of all catastrophe related activity, segment income increased $19.4 million in the third quarter of 2005, compared to 2004. The primary factor positively affecting segment income was an increase of $21.9 million of favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves. In addition, underwriting expenses decreased $9.2 million primarily due to lower premium tax expense, lower contingent commissions, and decreased variable compensation and employee-related expenses. Also contributing positively to segment income was an increase of $2.6 million of net investment income. In addition to the catastrophe losses, segment income was negatively affected by a decline in current accident year underwriting results of approximately $17 million, primarily due to the unusually favorable results in Commercial Lines in the third quarter of 2004 and a reduction in Personal Lines’ premium volume.

Life Companies’ segment loss was $0.9 million in the third quarter of 2005 compared to a loss of $2.1 million in the third quarter of 2004. This improvement was primarily the result of lower expenses due to the run-off of our continuing life business, as well as higher interest margins on GICs. This increase was partially offset by lower investment income primarily as a result of lower income from partnership investments.

Our federal tax benefit on the segment loss was $29.6 million for the third quarter of 2005, compared to an expense of $4.5 million for the same period in 2004. This benefit is primarily due to the loss from continuing operations.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The Property and Casualty group’s segment income decreased $100.2 million, or 80.5%, to $24.2 million, for the nine months ended September 30, 2005, compared to $124.4 million in the same period in 2004. The decrease in segment income is primarily attributable to unusually high catastrophe losses due to Hurricane Katrina, and to a lesser extent, Hurricane Rita. As a result, segment income was negatively impacted by $264.8 million of catastrophe related activity, which includes $27.0 million of reinstatement premium, in the nine months ended September 30, 2005. Catastrophe losses in the nine months ended September 30, 2004 were $97.9 million primarily resulting from several hurricanes in the Southeast. Excluding the impact of all catastrophe related activity, our Property and Casualty group’s segment income increased $66.7 million, in the nine months ended September 30, 2005, compared to the same period in 2004. Segment income was positively affected by an increase of $32.8 million of favorable development on prior years’ loss and LAE reserves for the nine months ended September 30, 2005. In addition, underwriting expenses decreased $17.1 million due to lower premium tax expense and to lower contingent commissions. Also positively affecting segment income was an estimated $12 million of improved current accident year underwriting results, primarily in our Personal Lines segment.

Life Companies’ segment loss from continuing operations was $17.7 million in the nine months ended September 30, 2005 compared to $13.6 million in the same period of 2004. The decrease was primarily the result of a $4.0 million provision related to our ongoing Securities and Exchange Commission (“SEC”) investigation related to market timing (see Contingencies).

Our federal income tax benefit on segment loss was a $0.3 million for the first nine months of 2005 compared to an expense of $14.0 million for the same period of 2004. The current year tax benefit is primarily due to the loss from continuing operations. Provisions for both years reflect deductions for tax exempt interest income, low income housing tax credit and provision to return true-up.

Other Items

During the first nine months of 2005, we recorded a benefit of $2.3 million due to a reduction in our federal income tax reserves resulting from ongoing Internal Revenue Service audits (see Income Taxes). In the first nine months of 2004, we recorded income of $30.3 million relating to a federal income tax settlement for prior years (see Income Taxes).

Net realized investment gains, net of taxes and deferred acquisition cost amortization were $3.7 million and $13.9 million for the quarter and nine months ended September 30, 2005, respectively, primarily due to gains recognized from the sale of fixed maturities, partially offset by impairments of fixed maturities. Net realized investment losses, net of taxes and deferred acquisition cost amortization were $4.1 million in the third quarter of 2004, primarily due to losses on the termination of certain derivative instruments and from other-than-temporary impairments of fixed maturities, partially offset by gains from the sale of fixed maturities. Net realized investment gains, net of taxes and deferred acquisition cost amortization for the first nine months of 2004 were $8.3 million. The net realized investment gains in 2004 primarily reflect net gains from the sales of fixed maturities and equity securities, partially offset by losses from the termination of certain derivative instruments, as well as impairments of fixed maturities and equity securities.

In the third quarter and first nine months of 2004, we retired $107.0 million and $183.6 million, respectively, of long-term funding agreement obligations, resulting in a gain of $1.9 million and a loss of $0.2 million, respectively, net of taxes.

In 2002, we began restructuring efforts in our Life Companies segment after terminating new sales of our proprietary life insurance and annuity products. In the fourth quarter of 2003, we ceased our retail operations related to our broker/dealer in our Life Companies segment. In both the third quarter of 2005 and 2004, we recognized $0.2 million, net of taxes, and in the first nine months of 2005 and 2004, we recognized $0.8 million and $3.8 million, respectively, net of taxes, related to these actions.

During the third quarter of 2005, we entered into a stock purchase agreement, pursuant to which we will sell our variable life and annuity business (see Significant Transaction for further information). In accordance with Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”), we have reflected the results of our AFLIAC variable life and annuity business as a discontinued operation. As such, we have restated prior year balances related to this business as discontinued operations. We recognized income of $17.6 million from the discontinued variable life and annuity business in the third quarter of 2005, compared to a loss of $0.1 million for the same period in 2004. Income from the discontinued variable life and annuity business for the first nine months of 2005 and 2004 was $38.6 million and $17.6 million, respectively. (See Life Companies – Discontinued Operations for a further discussion of this business.) For the quarter and nine months ended September 30, 2005, we recorded a loss of $474.6 million relating to the aforementioned expected sale of our variable life and annuity business.

During the first quarter of 2004, we adopted SOP 03-1, which resulted in a charge of $57.2 million, net of taxes. The charge results from new requirements for recognizing guaranteed minimum death benefit and guaranteed minimum income reserves based on various assumptions, including estimates of future market returns and expected contract persistency.

Net income includes the following items (net of taxes) by segment:

	Quarter Ended September 30, 2005
	Property and Casualty			Life Companies	Total
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)
Net realized investment (losses) gains (1)	$(0.4)	$(0.7)	$0.4	$4.4	$3.7
Net gains on derivative instruments	—	—	—	0.1	0.1
Restructuring costs	—	—	—	(0.2)	(0.2)
Income from discontinued variable life and annuity business	—	—	—	17.6	17.6
Loss on disposal of variable life and annuity business	—	—	—	(474.6)	(474.6)

	Quarter Ended September 30, 2004
	Property and Casualty			Life Companies	Total
	Personal Lines	Commercial Lines	Other Property and Casualty (2)
Net realized investment gains (losses) (1)	$0.6	$0.1	$—	$(4.8)	$(4.1)
Net gains on derivative instruments	—	—	—	0.1	0.1
Gain from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	1.9	1.9
Restructuring costs	—	—	—	(0.2)	(0.2)
Loss from discontinued variable life and annuity business	—	—	—	(0.1)	(0.1)

	Nine Months Ended September 30, 2005
	Property and Casualty			Life Companies	Total
	Personal Lines	Commercial Lines	Other Property and Casualty (2)
Change in prior years tax reserves	$—	$—	$—	$2.3	$2.3
Net realized investment (losses) gains (1)	(0.8)	(1.1)	0.9	14.9	13.9
Net losses on derivative instruments	—	—	—	(0.2)	(0.2)
Restructuring costs	—	—	—	(0.8)	(0.8)
Income from discontinued variable life and annuity business	—	—	—	38.6	38.6
Loss on disposal of variable life and annuity business	—	—	—	(474.6)	(474.6)

	Nine Months Ended September 30, 2004
	Property and Casualty			Life Companies	Total
	Personal Lines	Commercial Lines	Other Property and Casualty (2)
Federal income tax settlement	$—	$—	$—	$30.3	$30.3
Net realized investment gains (losses) (1)	4.4	4.0	2.8	(2.9)	8.3
Net gains on derivative instruments	—	—	—	0.3	0.3
Loss from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	(0.2)	(0.2)
Restructuring costs	—	—	—	(3.8)	(3.8)
Income from discontinued variable life and annuity business	—	—	—	17.6	17.6
Cumulative effect of change in accounting principle	—	—	—	(57.2)	(57.2)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.

(2)	Includes holding company results and corporate eliminations.

Segment Results

The following is a discussion and analysis of our results of operations by business segment. The segment results are presented before taxes and other items which we believe are not indicative of core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Segment revenues
Net premiums written	$542.0	$581.6	$1,647.9	$1,723.0

Net premiums earned	$519.7	$563.7	$1,619.7	$1,686.2
Net investment income	52.2	48.0	154.4	146.0
Other income	14.0	13.0	39.1	39.4

Total segment revenues	585.9	624.7	1,813.2	1,871.6

Losses and operating expenses
Losses and loss adjustment expenses	541.3	404.4	1,256.5	1,188.6
Policy acquisition expenses	115.1	118.5	342.7	353.1
Other operating expenses	57.2	65.1	189.8	205.5

Total losses and operating expenses	713.6	588.0	1,789.0	1,747.2

Segment (loss) income	$(127.7)	$36.7	$24.2	$124.4

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

The following table summarizes the impact of catastrophes on results for quarters ended September 30, 2005 and 2004:

	Quarter Ended September 30,
(In millions)	2005	2004
Hurricane Katrina:
Losses	$184.1	$—
LAE	3.6	—
Reinstatement premiums	27.0	—

Total impact of Katrina	214.7	—

Other	30.8	61.7

Total catastrophes	$245.5	$61.7

The Property and Casualty group’s segment income decreased $164.4 million, to a loss of $127.7 million, in the third quarter of 2005, compared to income of $36.7 million in the third quarter of 2004. In the third quarter of 2005, we experienced significant catastrophe losses due primarily to Hurricane Katrina, and to a lesser extent, Hurricane Rita. As a result, segment income was negatively impacted by $245.5 million of catastrophe related activity, which includes $27.0 million of reinstatement premium resulting from Hurricane Katrina, in the third quarter of 2005. Catastrophe losses for the third quarter of 2004 were $61.7 million. In the third quarter of 2004 we experienced significant catastrophe losses due to several hurricanes in the Southeast. Excluding the impact of all catastrophe related activity, segment income increased $19.4 million in the third quarter of 2005, compared to 2004. Segment income was positively affected by an increase of $21.9 million of favorable development on prior years’ loss and LAE reserves, to $23.4 million in the third quarter of 2005, from $1.5 million of favorable development in the same period of 2004. In addition, underwriting expenses decreased $6.7 million primarily due to a one-time decrease in premium tax expense in Michigan, and to lower contingent commissions. Underwriting expenses also decreased due to lower variable compensation costs which resulted from the effect of the hurricane losses and to a decline in other employee-related expenses. Also contributing positively to segment income was an increase of $2.6 million of net investment income. In addition to the catastrophe losses, segment income was negatively affected by a decline in current accident year underwriting results of approximately $17 million, primarily due to the unusually favorable results in Commercial Lines in the third quarter of 2004 and a reduction in Personal Lines’ premium volume.

Underwriting Results

We report underwriting results using generally accepted accounting principles (“GAAP”). We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group. We allocate net investment income to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on estimated levels of reserves and capital related to the underlying business.

The following table summarizes GAAP net premiums written and GAAP loss and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Quarter Ended September 30,
	2005			2004
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratio (1)	Catastrophe Loss Ratio (2)	GAAP Net Premiums Written	GAAP Loss Ratio (1)	Catastrophe Loss Ratio (2)
Personal Lines:
Personal automobile	$241.2	58.2	1.6	$263.7	59.4	0.4
Homeowners	102.3	133.2	88.9	119.9	59.2	21.5
Other personal	10.0	56.2	7.9	11.0	57.7	6.7

Total Personal Lines	353.5	77.9	24.8	394.6	59.3	6.3

Commercial Lines:
Workers’ compensation	28.1	77.0	N/M	30.4	85.1	N/M
Commercial automobile	49.3	48.1	N/M	47.1	46.4	0.2
Commercial multiple peril	72.3	212.4	166.8	83.2	82.4	44.1
Other commercial	38.8	45.2	11.9	26.3	31.4	4.7

Total Commercial Lines	188.5	119.7	70.4	187.0	67.5	20.6

Total	$542.0	93.4	41.4	$581.6	62.1	10.9

GAAP combined ratio (3):
Personal Lines	117.1			95.9
Commercial Lines	167.8			117.5
Other Property and Casualty	N/M			N/M
Total	135.8			103.0

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.

(2)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.

(3)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses, and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include catastrophe losses. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio. Our GAAP combined ratios include the impact of reinstatement premium, resulting from Hurricane Katrina, which represented increases of 3.9%, 5.7% and 4.6% to our Personal Lines, Commercial Lines and Total GAAP combined ratios, respectively, for the quarter ended September 30, 2005.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended September 30, 2005				Quarter Ended September 30, 2004
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$31.3	$(5.0)	$(0.2)	$36.1	$32.8	$11.2	$(1.1)	$42.9
Prior year reserve development favorable (unfavorable)	13.4	11.2	(1.2)	23.4	7.0	(5.5)	—	1.5
Pretax catastrophe effect	(101.7)	(143.8)	—	(245.5)	(24.0)	(37.7)	—	(61.7)

GAAP underwriting (loss) profit	(57.0)	(127.6)	(1.4)	(186.0)	15.8	(32.0)	(1.1)	(17.3)
Net investment income	25.6	25.3	1.3	52.2	23.7	23.8	0.5	48.0
Other income	4.8	3.2	6.0	14.0	4.0	3.1	5.9	13.0
Other operating expenses	(1.2)	(1.9)	(4.8)	(7.9)	(1.4)	(2.0)	(3.6)	(7.0)

Segment (loss) income	$(27.8)	$(101.0)	$1.1	$(127.7)	$42.1	$(7.1)	$1.7	$36.7

Personal Lines

Personal Lines’ net premiums written decreased $41.1 million, or 10.4%, to $353.5 million for the third quarter of 2005. The decrease in net premiums written is partially due to a reinstatement premium of $17.6 million, resulting from Hurricane Katrina. Excluding the impact of the reinstatement premium, Personal Lines’ net premiums written decreased $23.5 million for the third quarter of 2005. This was primarily the result of a decrease of $19.7 million, or 7.5%, in the personal automobile line, in addition to a decrease of $3.8 million, or 3.2%, in the homeowners line. The decreases in the personal automobile and homeowners lines resulted primarily from 9.3% and 6.8% decreases in policies in force since September 30, 2004, respectively. Approximately two-thirds of the decline in policies in force in both lines was the result of our strategies to enhance margins by reducing policies in certain less profitable portions of our business. We have reduced exposures in Massachusetts, where the regulatory structure is challenging and where we conduct a significant amount of business. We continue to exit certain unprofitable agency relationships. We are also exiting certain sponsored market accounts (employer and affinity groups) that were unprofitable and not well aligned with our current strategy. However, policies in force also declined in other markets, most significantly in Michigan where policies in force decreased 4.5% since September 30, 2004. We attribute this decline partly to the introduction of an insurance score-based product toward the end of 2003 that enhanced our ability to segment risks, to certain service issues which management has addressed, and to rate increases on specific classes of business.

There can be no assurance that we will not experience further declines in our policies in force. However, the introduction of our new product, “Connections Auto”, is resulting in improving levels of new business premium. Accordingly, we currently do not expect the same levels of premium declines as we experienced over the past several quarters.

Personal Lines’ segment income decreased $69.9 million to a loss of $27.8 million for the third quarter of 2005, compared to income of $42.1 million in the third quarter of 2004, primarily due to Hurricane Katrina, and to a lesser extent, Hurricane Rita. Personal Lines’ segment income was negatively impacted by $101.7 million of catastrophe related activity, which includes $17.6 million of reinstatement premium resulting from Hurricane Katrina, in the third quarter of 2005. Catastrophe losses for Personal Lines’ were $24.0 million for the third quarter of 2004. In the third quarter of 2004, we experienced significant catastrophe losses due to several hurricanes in the Southeast. Excluding the impact of all catastrophe related activity, our Personal Lines’ segment income increased by $7.8 million in the third quarter of 2005, compared to 2004. Segment income was positively affected by an increase of $6.4 million of favorable development on prior years’ loss and LAE reserves, to $13.4 million in the third quarter of 2005, from $7.0 million in the same period of 2004. In addition, Personal Lines’ segment income benefited from a decrease of $3.9 million in underwriting expenses, primarily due to the one-time decrease in premium tax expense. In addition, underwriting expenses also decreased for the third quarter of 2005 due to lower variable compensation costs resulting from the effect of hurricane losses, to a decline in employee-related expenses, and to lower contingent commissions. Segment income was negatively affected by a decline in current accident year underwriting results primarily due to a reduction in premium volume.

Commercial Lines

Commercial Lines’ net premiums written increased $1.5 million, or 0.8% to $188.5 million for the third quarter of 2005. The increase in net premiums written is partially offset by a reinstatement premium of $9.4 million resulting from Hurricane Katrina, for the third quarter of 2005. Excluding the impact of the reinstatement premium, Commercial Lines’ net premiums written increased $10.9 million for the third quarter of 2005, or 5.9%. This increase is primarily attributable to an increase in business volume and an overall increase of 2.5% in premiums on renewed policies principally attributable to policy level exposure increases in the period. The increase in business volume was driven by growth in our other commercial lines business, including umbrella, inland marine, and fidelity and surety bonds.

Commercial Lines’ segment loss increased $93.9 million to a loss of $101.0 million in the third quarter of 2005, primarily due to Hurricane Katrina and to a lesser extent, Hurricane Rita. As a result, Commercial Lines’ segment results were negatively impacted by $143.8 million of catastrophe related activity, which includes $9.4 million of a reinstatement premium resulting from Hurricane Katrina, for the third quarter of 2005. Catastrophe losses for Commercial Lines were $37.7 million for the third quarter of 2004. In the third quarter of 2004 we experienced significant catastrophe losses due to several hurricanes in the Southeast. Excluding the impact of all catastrophe related activity, our Commercial Lines’ segment results increased $12.2 million in the third quarter of 2005, compared to 2004. Segment income was positively affected by an increase of $15.5 million of favorable development on prior years’ loss and LAE reserves, to $11.2 million of favorable development in the third quarter of 2005, from $4.3 million of adverse development in the same period of 2004. Segment income was also positively impacted by a decrease in underwriting expenses of $4.0 million in the third quarter of 2005, primarily due to lower variable compensation costs resulting from the effect of hurricane losses and to a decline in other employee-related expenses. Segment income was negatively affected by a decline in current accident year underwriting results primarily due to unusually favorable results in Commercial Lines in 2004.

Our ability to increase net premiums written and to maintain and improve underwriting results is expected to be affected by increased price competition.

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $0.6 million, to $1.1 million in the third quarter of 2005, from $1.7 million for the same period in 2004, primarily due to an increase in operating expenses.

The remaining portion of business remained relatively consistent with the same period in the prior year.

Investment Results

Net investment income increased $4.2 million or 8.8% to $52.2 million for the quarter ended September 30, 2005. The increase in net investment income reflects an increase in average invested assets.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table summarizes the impact of catastrophes on results for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
(In millions)	2005	2004
Hurricane Katrina:
Losses	$184.1	$—
LAE	3.6	—
Reinstatement premiums	27.0	—

Total impact of Katrina	214.7	—

Other	50.1	97.9

Total catastrophes	$264.8	$97.9

The Property and Casualty group’s segment income decreased $100.2 million, or 80.5%, to $24.2 million, for the nine months ended September 30, 2005, compared to $124.4 million in the same period in 2004. The decrease in segment income is primarily attributable to unusually high catastrophe losses due to Hurricane Katrina, and to a lesser extent, Huricane Rita. As a result, segment income was negatively impacted by $264.8 million of catastrophe related activity, which includes $27.0 million of reinstatement premium resulting from Hurricane Katrina, in the nine months ended September 30, 2005. Catastrophe losses for the nine months ended September 30, 2004 were $97.9 million. In the third quarter of 2004, we experienced significant catastrophe losses due to several hurricanes in the Southeast. Excluding the impact of all catastrophe related activity, segment income increased $66.7 million, in the nine months ended September 30, 2005, compared to the same period in 2004. Segment income was positively affected by an increase of $32.8 million of favorable development on prior years’ loss and LAE reserves, to $53.0 million for the nine months ended September 30, 2005, from $20.2 million in the same period of 2004. In addition, underwriting expenses decreased $12.1 million due to the aforementioned one-time decrease in premium tax expense and to lower contingent commissions. Also positively affecting segment income was an estimated $12 million of improved current accident year underwriting results, primarily in Personal Lines, in the nine months ended September 30, 2005.

Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Nine Months Ended September 30,
	2005			2004
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratio (1)	Catastrophe Loss Ratio (2)	GAAP Net Premiums Written	GAAP Loss Ratio (1)	Catastrophe Loss Ratio (2)
Personal Lines:
Personal automobile	$719.0	61.3	0.6	$802.2	63.9	0.2
Homeowners	288.6	73.0	29.9	312.0	59.7	15.5
Other personal	29.4	39.6	4.5	31.7	57.5	4.4

Total Personal Lines	1,037.0	64.0	8.9	1,145.9	62.6	4.4

Commercial Lines:
Workers’ compensation	96.9	82.0	N/M	99.0	79.6	N/M
Commercial automobile	151.9	50.2	0.1	145.0	48.4	0.1
Commercial multiple peril	251.0	99.0	55.1	256.1	59.8	19.2
Other commercial	110.9	38.9	5.8	76.8	45.4	0.9

Total Commercial Lines	610.7	74.6	24.5	576.9	58.6	8.8

Total	$1,647.7	67.9	14.5	$1,722.8	61.5	5.8

GAAP combined ratio (3):
Personal Lines	101.5			99.2
Commercial Lines	122.2			108.0
Other Property and Casualty	N/M			N/M
Total	108.9			102.2

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.

(2)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.

(3)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses, and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include catastrophe losses. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio. Our GAAP combined ratios include the impact of reinstatement premiums, resulting from Hurricane Katrina, which represented increases of 1.1%, 1.2% and 1.1% to our Personal Lines, Commercial Lines and Total GAAP combined ratios, respectively, for the nine months ended September 30, 2005.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles them to GAAP segment income.

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$65.0	$1.3	$0.4	$66.7	$43.5	$(0.1)	$(3.0)	$40.4
Prior year reserve development favorable (unfavorable)	32.5	22.9	(2.4)	53.0	16.0	4.2	—	20.2
Pretax catastrophe effect	(112.9)	(151.9)	—	(264.8)	(50.5)	(47.4)	—	(97.9)

GAAP underwriting (loss) profit	(15.4)	(127.7)	(2.0)	(145.1)	9.0	(43.3)	(3.0)	(37.3)
Net investment income	75.7	74.8	3.9	154.4	72.0	72.4	1.6	146.0
Fee income	12.4	9.4	17.3	39.1	11.6	9.4	18.4	39.4
Other operating expenses	(3.9)	(6.0)	(14.3)	(24.2)	(3.9)	(6.5)	(13.3)	(23.7)

Segment income (loss)	$68.8	$(49.5)	$4.9	$24.2	$88.7	$32.0	$3.7	$124.4

Personal Lines

Personal Lines’ net premiums written decreased $108.9 million, or 9.5%, to $1.0 billion for the nine months ended September 30, 2005. The decrease in net premiums written is partially due to a reinstatement premium of $17.6 million, resulting from Hurricane Katrina. Excluding the impact of the reinstatement premium, Personal Lines’ net premiums written decreased $91.3 million, or 8.0%, for the nine months ended September 30, 2005. This was primarily the result of a decrease of $80.4 million, or 10.0%, in the personal automobile line, in addition to a decrease of $9.6 million, or 3.1% in the homeowners line. The decreases in the personal automobile and homeowners lines resulted primarily from 9.3% and 6.8% decreases in policies in force since September 30, 2004, respectively. Partially offsetting these decreases was the rate increase of 1.2% in the homeowners line. Approximately two-thirds of the decline in policies in force in both lines was the result of our strategies to enhance margins by reducing policies in certain less profitable portions of our business. We have reduced exposures in Massachusetts, where the regulatory structure is challenging and where we conduct a significant amount of business. We continue to exit certain unprofitable agency relationships. We are also exiting certain sponsored market accounts (employer and affinity groups) that were unprofitable and not well aligned with our current strategy. However, policies in force also declined in many other markets, most significantly in Michigan where policies in force decreased 4.5% since September 30, 2004. We attribute this decline partly to the introduction of an insurance score-based product toward the end of 2003 that enhanced our ability to segment risks, certain service issues which management has addressed, and rate increases on specific classes of business.

Personal Lines’ segment income decreased $19.9 million, to $68.8 million for the nine months ended September 30, 2005, compared to $88.7 million for the same period in 2004, primarily due to Hurricane Katrina and to a lesser extent, Hurricane Rita. As a result, Personal Lines’ segment income was negatively impacted by $112.9 million of catastrophe related activity, which includes $17.6 million of reinstatement premium resulting from Hurricane Katrina, in the nine months ended September 30, 2005. Catastrophe losses for the nine months ended September 30, 2004 were $50.5 million. In the third quarter of 2004 we experienced significant catastrophe losses due to several hurricanes in the Southeast. Excluding the impact of all catastrophe related activity, our Personal Lines’ segment income increased by $42.5 million in the nine months ended September 30, 2005, compared to 2004. Segment income was positively affected by an increase of $16.5 million of favorable development on prior years’ loss and LAE reserves, to $32.5 million for the nine months ended September 30, 2005, from $16.0 million for the same period in 2004. In addition, underwriting expenses decreased approximately $7 million, primarily from lower contingent commissions and the aforementioned one-time decrease in premium tax expense.

Commercial Lines

Commercial Lines’ net premiums written increased $33.8 million, or 5.9% to $610.7 million for the nine months ended September 30, 2005. The increase in net premiums written is partially offset by a reinstatement premium of $9.4 million resulting from Hurricane Katrina, for the nine months ended September 30, 2005. Excluding the impact of the reinstatement premium, Commercial Lines’ net premiums written increased $43.2 million, or 7.5%, for the nine months ended September 30, 2005. This increase is primarily attributable to an increase in business volume and an overall 2.9% increase in premiums on renewed policies principally attributable to policy level exposure increases in the period. Approximately two-thirds of the increase in business volume was driven by growth in our other commercial lines business, including umbrella, inland marine, and fidelity and surety bonds.

Commercial Lines’ segment income decreased $81.5 million to a loss of $49.5 million for the nine months ended September 30, 2005, compared to income of $32.0 million for the same period in 2004 primarily due to Hurricane Katrina, and to a lesser extent, Hurricane Rita. As a result, Commercial Lines’ segment results were negatively impacted by $151.9 million of catastrophe related activity, which includes $9.4 million of reinstatement premium resulting from Hurricane Katrina, for the nine months ended September 30, 2005. Catastrophe losses for the nine months ended September 30, 2004 were $47.4 million. In the third quarter of 2004, we experienced significant catastrophe losses due to several hurricanes in the Southeast. Excluding the impact of all catastrophe losses, our Commercial Lines’ segment results increased by $23.0 million in the nine months ended September 30, 2005, compared to 2004. Segment income was positively affected by favorable development on prior years’ loss and LAE reserves of $15.7 million, to $22.9 million for the nine months ended September 30, 2005, compared to $7.2 million for the same period in 2004. In addition, segment income was positively impacted by an estimated $6 million of decreased underwriting expenses, primarily due to lower contingent commissions.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $1.2 million, to $4.9 million in the nine months ended September 30, 2005, from $3.7 million for the same period in 2004, primarily due to an increase in net investment income.

The remaining portion of business remained relatively consistent with the same period in the prior year.

Investment Results

Net investment income increased $8.4 million or 5.8% to $154.4 million for the nine months ended September 30, 2005. The increase in net investment income reflects an increase in average invested assets, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.5% for the first nine months of 2005 compared to 5.7% for the first nine months of 2004 due to the lower prevailing fixed maturity investment rates available for new investments when compared to the higher embedded yields on existing investments.

Reserve for Losses and Loss Adjustment Expenses

Overview of Loss Reserve Estimation Process

We maintain reserves for our property and casualty products to provide for our ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. These reserves are estimates, taking into account actuarial projections at a given point in time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, estimates of future trends in claim severity and frequency, judicial theories of liability and policy coverage, and other factors.

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”) based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, our actuaries develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the estimation process, which vary by line of business, include determining the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, the trend in loss costs, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. The actuaries provide to management a point estimate for each significant line of business to summarize their analysis. Management considers these point estimates, as well as other business trends and environmental factors, in establishing the appropriate reserve balances.

Regarding voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt an estimate that considers this information and other facts. We exercise judgment in estimating all loss reserves based upon our knowledge of the Property and Casualty business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate which reflects our expected ultimate loss and loss adjustment expenses.

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

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation and increasing medical costs in the projection of ultimate costs. We have experienced increasing medical costs, including those associated with personal automobile personal injury protection claims, particularly in Michigan, as well as in our workers’ compensation line in most states. This increase is reflected in our reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2004 full year premiums.

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $53.0 million and $20.2 million for the nine months ended September 30, 2005, and 2004, respectively, which represents 1.7% and 0.7% of loss reserves held, respectively.

The major causes of material uncertainty relating to ultimate losses and loss adjustment expenses (“risk factors”) generally vary for each line of business, as well as for each separately analyzed component of the line of business. In some cases, such risk factors are explicit assumptions of the estimation method and in others, they are implicit. For example, a method may explicitly assume that a certain percentage of claims will close each year, but will implicitly assume that the legal interpretation of existing contract language will remain unchanged. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

Some risk factors will affect more than one line of business. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants, and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are also subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

Our loss estimate for Hurricane Katrina was developed using an analysis of the claims reported to date and estimated values of properties in the affected areas. Wind-speed data, flood maps and intelligence provided by on-the-ground staff and independent adjusters, were used to project anticipated claims and damage projections. Anticipated costs for demand surge (increased costs for construction material and labor due to the increased damage resulting from the hurricane) were also included in the estimate. However, estimating losses following a major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event, including the legal and regulatory uncertainty, difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, aggravating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas. As a result there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

Loss Reserves by Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into six broader lines of business: personal automobile, homeowners, workers’ compensation, commercial automobile, commercial multiple peril, and other lines.

The table below provides a reconciliation of the beginning and ending reserve for unpaid losses and LAE as follows:

	Nine Months Ended September 30,
(In millions)	2005	2004
Reserve for losses and LAE, beginning of period	$3,068.6	$3,018.9
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,309.0	1,209.6
Decrease in provision for insured events of prior years (development)	(53.0)	(20.2)

Total incurred losses and LAE	1,256.0	1,189.4

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	502.8	553.2
Losses and LAE attributable to insured events of prior years	517.5	540.0

Total payments	1,020.3	1,093.2

Change in reinsurance recoverable on unpaid losses	260.1	(31.8)

Reserve for losses and LAE, end of period	$3,564.4	$3,083.3

The table below summarizes the reserve for losses and LAE by line of business.

(In millions)	September 30, 2005	December 31, 2004
Personal Automobile	$1,175.9	$1,162.6
Homeowners and Other	347.7	189.1

Total Personal	1,523.6	1,351.7

Worker’s Compensation	665.4	640.6
Commercial Automobile	244.6	254.2
Commercial Multiple Peril	871.1	572.1
Other Commercial	259.7	250.0

Total Commercial	2,040.8	1,716.9

Total reserve for losses and LAE	$3,564.4	$3,068.6

The total reserve for losses and LAE as disclosed in the above two tables increased by $495.8 million from December 31, 2004 to September 30, 2005, mostly as a result of additional direct reserves, prior to reinsurance ceded, for Hurricanes Katrina and Rita.

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

The table below summarizes the change in the provision for insured events of prior years by line of business.

	Nine Months Ended September 30,
(In millions)	2005	2004
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(25.6)	$(10.4)
Homeowners and Other	(6.3)	(3.3)

Total Personal	(31.9)	(13.7)

Worker’s Compensation	4.2	9.0
Commercial Automobile	(2.6)	(2.5)
Commercial Multiple Peril	(10.5)	(12.8)
Other Commercial	(5.4)	9.3

Total Commercial	(14.3)	3.0

Voluntary Pools	2.4	3.0

Decrease in loss provision for insured events of prior years	(43.8)	(7.7)
Decrease in LAE provision for insured events of prior years	(9.2)	(12.5)

Decrease in total loss and LAE provision for insured events of prior years	$(53.0)	$(20.2)

Estimated loss reserves for claims occurring in prior years developed favorably by $43.8 million and $7.7 million during the first nine months of 2005 and 2004, respectively. The favorable loss reserve development during the first nine months of 2005 is primarily the result of a decrease in personal lines claim frequency and claim severity in the 2004 accident year. In addition, the commercial multiple peril line and other commercial lines experienced lower claim severity in the most recent accident years. Partially offsetting these items was adverse development in the workers’ compensation line during the first nine months of 2005, which is primarily the result of increased medical costs and long term attendant care.

The favorable loss reserve development during the first nine months of 2004 is primarily the result of a decrease in personal and commercial automobile and commercial multiple peril claim severity. Partially offsetting these items was adverse development in the other commercial line during the first nine months of 2004, which is primarily the result of case reserve strengthening.

During the first nine months of 2005 and 2004, estimated LAE reserves for claims occurring in prior years developed favorably by $9.2 million and $12.5 million, respectively. The favorable development in 2005 is primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses. Development in both periods was also favorably affected by claims process improvement initiatives taken by us during the 1997 to 2001 calendar-year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the improved claim settlement process, the actuarial reserving process recognizes these trends, resulting in favorable development. Since we believe that the impact of these actions has been previously recognized, we expect less favorable LAE prior year reserve development from these process improvements. This fact is reflected in the decline in favorable LAE prior year reserve development for the nine months ended September 30, 2005 versus the same period in 2004.

See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business in our Annual Report on Form 10-K for the period ended December 31, 2004 for guidance related to the annual development of our loss and LAE reserves.

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.9 million and $24.7 million at September 30, 2005 and December 31, 2004, respectively, net of reinsurance of $18.2 million and $16.3 million at September 30, 2005 and December 31, 2004, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the last three years. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $48.4 million and $48.2 million at September 30, 2005 and December 31, 2004, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of $2.0 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

We estimate our ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business or assumed reinsurance and pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. Nevertheless, the asbestos, environmental and toxic tort liability reserves could be revised if the estimates used in determining the liability are revised, and any such revisions could have a material adverse effect on our results of operations for a particular quarter or annual period or on our financial position.

Life Companies

On August 22, 2005, we entered into a Stock Purchase Agreement (the “Agreement”) with The Goldman Sachs Group, Inc. (“Goldman Sachs”) for the sale of AFLIAC, a life insurance subsidiary representing approximately 95% of our block of existing variable annuity and variable universal life business, and our registered investment advisor, Allmerica Financial Investment Management Services, Inc. (“AFIMS”), a non-insurance subsidiary (collectively referred herein as “the AFLIAC variable business”). The actual sale price will be determined at the closing which is expected to be by December 31, 2005. In addition, we will sell the balance of our variable annuity and variable life business residing in FAFLIC (“the FAFLIC variable business”), our remaining life insurance subsidiary, through a 100% coinsurance agreement and a modified coinsurance agreement, with the related separate accounts (collectively referred herein as “FAFLIC coinsurance agreements”), in effect transferring all our variable business to Goldman Sachs. In connection with the Agreement and the FAFLIC coinsurance agreements, we entered into a transition services agreement (“TSA”) for up to eighteen months, to provide policy administration and other services until the transition of business operations to Goldman Sachs is complete.

Description of Life Companies Segments

Our Life Companies segment is discussed in two major components: Continuing Operations and Discontinued Operations. Our Life Companies Continuing Operations segment component manages a runoff block of traditional life insurance products, group retirement products, our GIC business, our discontinued group life and health business, including group life and health voluntary pools (the former Corporate Risk Management Services segment), and certain non-insurance subsidiaries. This segment also includes the FAFLIC variable business until the closing of the FAFLIC coinsurance agreement, expected to be by December 31, 2005.

Our Life Companies Discontinued Operations segment component represents the results of operations of the AFLIAC variable business to be sold in accordance with Statement No. 144. As a result of entering into the Agreement, we adjusted the AFLIAC variable business to be sold down to its fair value less costs to sell as of September 30, 2005 in accordance with Statement No. 144. The resulting estimated loss on sale adjustment is presented in our Consolidated Statements of Income in Discontinued Operations as a separate line item.

Continuing Operations

The following table summarizes the results of operations for the Continuing Operations segment component for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Segment revenues
Premiums	$6.0	$6.2	$30.6	$32.5
Fees and other income	8.8	9.1	27.3	29.9
Net investment income (1)	27.1	34.1	83.4	105.0

Total segment revenue	41.9	49.4	141.3	167.4

Policy benefits, claims and losses	21.8	19.4	79.2	78.8
Policy acquisition expenses	1.5	2.0	5.2	5.7
Other operating expenses (1)	19.5	30.1	74.6	96.5

Segment loss	$(0.9)	$(2.1)	$(17.7)	$(13.6)

(1)	Net investment income includes GIC income of $3.3 million for the quarter ended September 30, 2005, $9.7 million for the quarter ended September 30, 2004, $13.6 million for the nine months ended September 30, 2005 and $32.5 million for the nine months ended September 30, 2004. Other operating expenses includes interest credited to the holders of such GICs of $3.2 million for the quarter ended September 30, 2005, $11.9 million for the quarter ended September 30, 2004, $16.9 million for the nine months ended September 30, 2005 and $37.5 million for the nine months ended September 30, 2004.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Life Companies’ Continuing Operations segment loss was $0.9 million in the third quarter of 2005 compared to a loss of $2.1 million in the third quarter of 2004. This improvement was primarily the result of lower expenses due to the run-off of our continuing life business. Additionally, higher interest margins on GICs were partially offset by lower investment income.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Life Companies’ Continuing Operations segment loss was $17.7 million in the first nine months of 2005, compared to a $13.6 million loss in the first nine months of 2004. This decrease was primarily the result of a $4.0 million provision for an ongoing SEC investigation related to market timing (see Contingencies and Regulatory Matters). Additionally, lower expenses due to the runoff of our continuing life business were partially offset by lower net investment income due to lower partnership income.

Discontinued Operations

The following table summarizes the results of operations for the Discontinued Operations segment component, primarily consisting of the AFLIAC variable annuity and variable life business, for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Segment revenues
Fees and other income	$62.9	$71.0	$194.2	$225.5
Net investment income	19.8	22.0	60.9	63.9

Total segment revenue	82.7	93.0	255.1	289.4

Policy benefits, claims and losses	24.3	49.6	101.6	121.4
Policy acquisition expenses	22.1	37.6	81.7	97.3
Other operating expenses	20.6	12.4	52.0	62.3

Segment income (loss) before net realized gains (losses) and taxes	15.7	(6.6)	19.8	8.4

Net realized (losses) gains, net of taxes	(2.5)	0.4	2.0	2.6
Tax benefit and change in prior year reserves	4.4	6.1	16.8	6.6

Income (loss) from discontinued operations	$17.6	$(0.1)	$38.6	$17.6

Loss on sale of AFLIAC variable annuity and variable life business	$(474.6)	$—	$(474.6)	$—

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Life Companies’ Discontinued Operations income was $17.6 million in the third quarter of 2005 compared to loss of $0.1 million in the third quarter of 2004. While certain transactions may impact several income statement line items, the following items contributed to the overall change in segment income. First, the combined effect of decreased guaranteed minimum death benefit (“GMDB”) reserve expenses under SOP 03-1 and derivative losses associated with the GMDB hedging program, both net of DAC, was favorable by $10.4 million in the third quarter of 2005 compared to the same period in 2004. On August 22, 2005, we terminated the GMDB hedging program in conjunction with entering into the Agreement. Also, there was a $9.3 million decrease in DAC amortization primarily caused by better market performance in the third quarter of 2005 compared to the third quarter of 2004. These changes were partially offset by net realized losses, lower net investment income and lower tax benefits in the third quarter of 2005 compared to the same period in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Life Companies’ Discontinued Operations income was $38.6 million in the first nine months of 2005, compared to income of $17.6 million in the first nine months of 2004. First, there was a benefit of $10.6 million resulting from a change in prior years tax reserves in the first nine months of 2005. Additionally, there was a $9.8 million decrease in DAC amortization primarily caused by better equity market performance and lower annuity redemptions in the first nine months of 2005 compared to the second quarter of 2004. Also, the combined effect of decreased GMDB reserve expenses under SOP 03-1 and derivative losses associated with the GMDB hedging program, both net of DAC, was favorable by $9.2 million in the first nine months of 2005 compared to the same period in 2004. These changes were partially offset by the continued runoff of our variable life and annuity business that resulted in lower fees, net of related DAC amortization and operating expenses. Also, there was a decrease in net investment income due to lower average general account assets and lower pre-tax yields on fixed maturity securities.

Loss on Sale of AFLIAC Variable Annuity and Variable Life Business

On September 30, 2005, we recorded a loss of $474.6 million on the aforementioned expected sale of the AFLIAC business. In accordance with Statement No. 144, this loss represents the difference between the estimated carrying value of the AFLIAC business and its estimated fair value less cost to sell. This difference primarily consists of deferred acquisition costs which represents the majority of the excess in net asset carrying value measured on a GAAP basis compared to a statutory basis. The estimated fair value is based on statutory surplus levels and market levels as of September 30, 2005. A provision of the Agreement requires the sales price to be adjusted for changes in AFLIAC statutory surplus levels, market levels, redemption activity and other factors through the closing date of the Agreement. On August 23, 2005, we implemented a hedging program related to the sales price of the AFLIAC business. This program is expected to reduce the volatility in the sales price calculation from the effects of future equity market movements through the date of the closing.

The following table summarizes the components of the estimated loss on the disposal of our variable life and annuity business as of September 30, 2005:

(In millions)
Proceeds from Goldman Sachs (1)	$292.4
Less:
Carrying value of AFLIAC (2)	(726.0)
Estimated transaction costs (3)	(11.0)
Deferred gain on FAFLIC coinsurance (4)	(8.6)
Liability for certain legal indemnities (5)	(13.0)
AFC hedge results (6)	(8.4)

Net loss	$(474.6)

(1)	Proceeds from Goldman Sachs include deferred payments of $27.6 million to be received over three years.

(2)	Estimated shareholder’s equity of the AFLIAC variable life and annuity business at December 31, 2005, prior to the impact of the sale transaction.

(3)	Transaction costs include investment banker, vendor contract licensing, legal and other professional fees.

(4)	Included in the proceeds from Goldman Sachs is the FAFLIC variable business coinsurance ceding commission of $8.6 million. Upon closing of the FAFLIC coinsurance agreement, this gain will be deferred and amortized over the remaining life of the policies in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

(5)	Liability for certain contractual indemnities of AFLIAC related to the Agreement to Goldman Sachs recorded under FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

(6)	This holding company component of the sales price hedging program is in addition to the $5.8 million component that is included in the above carrying value of variable business.

In addition to the loss on sale recorded this quarter, we anticipate incurring an additional $15.0 million to $20.0 million, net of taxes, of employee severance and retention, operations conversion and net TSA costs in this segment over the next twelve months.

In accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“Statement No. 97”), deferred acquisition costs are amortized in proportion to total estimated gross profits over the expected life of the contracts. At each balance sheet date we evaluate the historical and expected future gross profits. Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy issuance. Our variable annuity products include contracts that offered enhanced credit rates or bonus payments. These enhanced rates are considered sales inducements under SOP 03-1. Amortization of these sales inducements over the life of the contract is computed using the same methodology and assumptions used in amortizing DAC. Also, GMDB reserve calculations are dependent on estimated future gross profit factors and GMDB claims projections that are evaluated at each balance sheet date and revised retroactively in accordance with SOP 03-1. Due to the aforementioned expected sale of the AFLIAC business, as of September 30, 2005 the AFLIAC business’ future gross profits and GMDB claims are expected to cease as of December 31, 2005, the anticipated Agreement closing date. In accordance with Statement No. 97 and SOP 03-1, we have unlocked our DAC and sales inducement amortization and GMDB reserve calculation models to reflect these revised projections. This unlocking resulted in a $576.0 million reduction in DAC, a $61.3 million reduction in sales inducements and a $65.4 million reduction in GMDB reserves. Additionally, net other assets increased $97.3 million representing the balance of the loss on disposal discussed above.

GIC Derivative Instruments

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap and futures contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. These hedges resulted in a $1.8 million reduction in net investment income during the third quarter of 2005, as compared to a $5.2 million reduction in net investment income during the third quarter of 2004. Additionally, the hedges resulted in a $9.0 million reduction in net investment income during the first nine months of 2005, as compared to a $16.1 million reduction during the same period in 2004. These reductions were offset by similar reductions in GIC interest credited during the quarters and the nine months ended September 30, 2005 and 2004. Although we do not expect our hedges to become ineffective, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, there can be no assurance that we will not experience losses from ineffective hedges in the future.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	September 30, 2005		December 31, 2004
(In millions, except percentage data)	Carrying Value (1)	% of Total Carrying Value (1)	Carrying Value (1)	% of Total Carrying Value (1)
Fixed maturities (2)	$7,120.5	88.0%	$7,822.2	89.4%
Equity securities (2)	17.5	0.2%	17.0	0.2%
Mortgages	102.2	1.3%	114.8	1.3%
Policy loans (2)	251.2	3.1%	256.4	2.9%
Cash and cash equivalents (2)	561.2	6.9%	486.5	5.6%
Other long-term investments	43.6	0.5%	55.3	0.6%

Total	$8,096.2	100.0%	$8,752.2	100.0%

(1)	Includes investment assets of our discontinued variable life and annuity business.
(2)	We carry these investments at fair value.

Total investment assets decreased $656.0 million, or 7.5%, to $8.1 billion during the first nine months of 2005, primarily as a result of decreases in fixed maturities of $701.7 million offset by an increase in cash and cash equivalents of $74.7 million. Fixed maturities decreased primarily due to the maturity of long-term funding agreements in our Life Companies segment and market value depreciation. Additionally, current maturities and sales of fixed maturities, particularly in the Property and Casualty group, are being reinvested in cash and cash equivalents in anticipation of claims payments for Hurricane Katrina.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 93.9% at September 30, 2005 and 94.2% at December 31, 2004 of our total fixed maturity portfolio.

The following table provides information about the credit quality of our fixed maturities:

(In millions)		September 30, 2005		December 31, 2004
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost (1)	Carrying Value (1)	Amortized Cost (1)	Carrying Value (1)
1	Aaa/Aa/A	$4,798.5	$4,847.1	$4,976.3	$5,113.8
2	Baa	1,810.9	1,840.5	2,167.5	2,257.6
3	Ba	212.1	212.9	220.1	233.7
4	B	139.7	141.0	132.8	142.6
5	Caa and lower	61.5	72.8	44.8	56.3
6	In or near default	5.7	6.2	11.9	18.2

Total fixed maturities		$7,028.4	$7,120.5	$7,553.4	$7,822.2

(1)	Includes investment assets of our discontinued variable life and annuity business.

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.6% for September 30, 2005 and 5.8% for September 30, 2004. This decline reflects lower prevailing fixed maturity investment rates and an increased emphasis on higher credit quality, shorter duration fixed maturity investments. We expect that the lower prevailing fixed maturity investment rates reflected in the current interest rate environment will continue to negatively affect our average investment yield.

At September 30, 2005, $121.5 million of our fixed maturities were invested in traditional private placement securities, as compared to $157.7 million at December 31, 2004. Fair values of traditional private placement securities are determined by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $8.1 million of realized losses on other-than-temporary impairments of fixed maturities for the first nine months of 2005, as compared to $5.7 million for the first nine months of 2004, principally resulting from our exposure to below investment grade securities. Other-than-temporary impairments of fixed maturities for the first nine months of 2005 included $3.9 million related to the industrial sector; $1.6 million related to the airline/transportation sector; $1.4 million related to the automotive sector; and $1.2 million related to the finance sector. For the first nine months of 2004, other-than-temporary impairments of fixed maturities included $5.5 million related to the airline/transportation sector and $0.2 million related to the communication sector. We recognized $0.2 million of realized losses on other-than-temporary impairments of equity securities for the first nine months of 2005, as compared to $0.1 million for the first nine months of 2004.

In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position:

	September 30, 2005		December 31, 2004
(In millions)	Gross Unrealized Losses (1)	Fair Value (1)	Gross Unrealized Losses (1)	Fair Value (1)
Investment grade fixed maturities:
0-6 months	$23.0	$1,966.4	$4.2	$652.7
7-12 months	10.5	449.3	6.1	332.0
Greater than 12 months	22.3	511.0	15.5	425.4

Total investment grade fixed maturities	55.8	2,926.7	25.8	1,410.1

Below investment grade fixed maturities:
0-6 months	4.5	115.1	0.4	36.9
7-12 months	2.1	45.4	1.9	20.3
Greater than 12 months	—	—	—	1.0

Total below investment grade fixed maturities	6.6	160.5	2.3	58.2
Equity securities	—	—	0.1	0.7

Total fixed maturities and equity securities	$62.4	$3,087.2	$28.2	$1,469.0

(1)	Includes investment assets of our discontinued variable life and annuity business.

We had $62.4 million of gross unrealized losses on fixed maturities and equity securities at September 30, 2005, as compared to $28.2 million at December 31, 2004. Approximately $9.8 million of the gross unrealized losses at September 30, 2005 relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, compared to $5.5 million at December 31, 2004. At both September 30, 2005 and December 31, 2004, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other than temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at September 30, 2005 and December 31, 2004. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

(In millions)	September 30, 2005 (1)	December 31, 2004 (1)
Due in one year or less	$0.4	$1.0
Due after one year through five years	11.0	3.4
Due after five years through ten years	29.6	10.9
Due after ten years	21.4	12.8

Total fixed maturities	62.4	28.1
Equity securities	—	0.1

Total fixed maturities and equity securities	$62.4	$28.2

(1)	Includes investment assets of our discontinued variable life and annuity business.

We had fixed maturity securities with a carrying value of $11.3 million on non-accrual status at September 30, 2005, as compared to $29.8 million at December 31, 2004. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $1.2 million for the nine months ended September 30, 2005, as compared to a reduction of $3.1 million for the nine months ended September 30, 2004. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

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

On December 3, 2003, we implemented an economic hedging program involving exchange traded futures contracts to hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003. In response to our entering into the aforementioned Agreement to sell our variable life and annuity business, we discontinued this program on August 22, 2005. During the third quarter of 2005, we recognized $4.2 million in losses, reflected in Life Companies segment income, as compared to $5.9 million of gains in the third quarter of 2004. For the nine months ended September 30, 2005, we recognized $0.5 million of losses, also reflected in Life Companies segment income, as compared to $5.4 million losses for the nine months ended September 30, 2004. The GMDB hedges do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement No. 133”).

On August 23, 2005, we implemented a new derivative program designed to economically hedge against fluctuations in the purchase price of the variable annuity and variable life businesses. The purchase price will be determined at the time of closing and is subject to changes in interest rate, equity market, implied equity market volatility and surrender activity. The derivatives will be terminated concurrent with the sale closing. The derivatives in this program include exchange traded futures contracts, interest rate swap contracts, and strike price call options (see Life Companies – Loss on Sale of AFLIAC Variable Annuity and Variable Life Business). During the third quarter of 2005 and for the nine months ended September 30, 2005, we recognized $14.2 million in losses, reflected in “Life Companies – Loss on Sale of AFLIAC Variable Annuity and Variable Life Business”. The hedges do not qualify for hedge accounting under Statement No. 133.

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

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

The provision for federal income taxes before the cumulative effect of a change in accounting principle was a benefit of $35.3 million during the third quarter of 2005 compared to an expense of $4.1 million during the same period in 2004. These provisions resulted in consolidated effective federal tax rates of 25.1% and 18.7% for the quarters ended September 30, 2005 and 2004, respectively. The current year tax benefit is primarily due to the loss from continuing operations.

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004

The provision for federal income taxes before the cumulative effect of a change in accounting principle was a benefit of $4.2 million during the first nine months of 2005 compared to a benefit of $14.1 million during the same period in 2004. These provisions resulted in consolidated effective federal tax rates of 34.7% and (16.1)% for the nine months ended September 30, 2005 and 2004, respectively. The 2005 provision reflects a $2.3 million benefit representing a reduction in federal income tax reserves for prior years, resulting from ongoing Internal Revenue Service audits. The 2004 provision reflects a $30.3 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1979 to 1991. The largest of the disputed items relates to deductions taken for increased death benefits pertaining to certain life insurance contracts existing in 1982 and 1983. Under this settlement, we received a refund of amounts paid for these years, as well as various tax credits that have been applied to offset federal tax liabilities in other years.

Absent the aforementioned benefits, the provisions in 2005 and 2004 were a benefit of $1.9 million and an expense of $16.2 million, respectively. The current year tax benefit was primarily due to the loss from continuing operations. Provisions for both years reflect deductions for tax exempt interest income, low income housing tax credit and provision to return true-up.

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

Property & Casualty Insurance Loss Reserves

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”), as discussed in “Segment Results – Property and Casualty, Overview of Loss Reserve Estimation Process” based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, our actuaries develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the estimation process, which vary by line of business, include determining the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, the trend in loss costs, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. The actuaries provide to management a point estimate for each significant line of business to summarize their analysis. Management considers these point estimates, as well as other business trends and environmental factors, in establishing the appropriate reserve balances. Regarding voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt an estimate that considers this information and other factors. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2004 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $53.0 million and $20.2 million for the nine months ended September 30, 2005 and 2004, respectively, which represents 1.49% and 0.66% of loss reserves held, respectively. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business in our Annual Report on Form 10-K for the period ended December 31, 2004 for guidance related to the annual development of our loss and LAE reserves.

The major causes of material uncertainty relating to ultimate losses and loss adjustment expenses (“risk factors”) generally vary for each line of business, as well as for each separately analyzed component of the line of business. In some cases, such risk factors are explicit assumptions of the estimation method and in others, they are implicit. For example, a method may explicitly assume that a certain percentage of claims will close each year, but will implicitly assume that the legal interpretation of existing contract language will remain unchanged. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently. Some risk factors will affect more than one line of business. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants, and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are also subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

Our loss estimate for Hurricane Katrina was developed using an analysis of the claims reported to date and estimated values of properties in the affected areas. Wind-speed data, flood maps and intelligence provided by on-the-ground staff and independent adjusters were used to project anticipated claims and damage projections. Anticipated costs for demand surge (increased costs for construction material and labor due to the increased damage resulting from the hurricane) were also included in the estimate. However, estimating losses following a major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event including the legal and regulatory uncertainty, difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, aggravating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas. As a result, there can be no assurance that the company’s ultimate costs associated with this event will not substantially exceed these estimates.

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

Significant Transaction

On August 22, 2005, we entered into a Stock Purchase Agreement with The Goldman Sachs Group, Inc. (“Goldman Sachs”), pursuant to which we will, on the terms and subject to the conditions thereof, sell our run-off variable life insurance and variable annuity business to Goldman Sachs. The transaction includes the sale to Goldman Sachs of all the outstanding shares of capital stock of AFLIAC and the reinsurance of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust (“AIT”) has agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, we have agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of AFIMS, our investment advisory subsidiary, concurrently with the consummation of the fund reorganization transaction. In connection with the sale, we are seeking approval from the Massachusetts Division of Insurance for a cash dividend of $40 million from FAFLIC and for the distribution of other non-insurance subsidiaries, from which we expect to receive approximately $15 million of additional cash.

Total expected proceeds from the sale are currently projected to be approximately $292 million, comprised of proceeds from the sale of AFLIAC of approximately $257 million, proceeds from the sale of AFIMS of approximately $26 million and proceeds from the ceding commission related to the coinsurance of the FAFLIC variable business of approximately $9 million. Approximately $28 million of the proceeds from the sale of AFLIAC is expected to be deferred and paid over a three year period, with 50% being received in the first year and 25% in each of the following two years. The actual purchase price to be paid by Goldman Sachs will be determined at closing and is subject to changes in equity market levels, implied equity market volatility, interest rates and surrender activity. Additionally, the actual purchase price will be adjusted based on the actual total adjusted statutory capital level of AFLIAC at the closing (see Statutory Capital of Insurance Subsidiaries for statutory information related to AFLIAC). The closing is anticipated to occur by December 31, 2005.

Closings of the transactions are subject to satisfaction or waiver of various conditions, including regulatory approvals from the Massachusetts Division of Insurance, and with respect to the coinsurance agreement, the New York Department of Insurance. The closings of the transactions are also subject to filings with the Securities and Exchange Commission (“SEC”) with respect to the reorganization of the AIT funds, the accuracy of various representations and warranties and compliance with covenants and agreements, and to other provisions customary for transactions of this kind. The AIT fund reorganization also requires fund shareholder approval.

We have made various representations, warranties and covenants in the Agreement to Goldman Sachs. We have agreed to indemnify Goldman Sachs for breaches of such representations, warranties and covenants. We have also agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business being transferred.

Upon closing of the Agreement and in connection with these agreements, FAFLIC will provide transition services until the earlier of eighteen months from the closing or when the operations of AFLIAC, and the FAFLIC business to be reinsured, can be transferred to Goldman Sachs. This transition period is currently expected to extend into the fourth quarter of 2006.

As a result of entering into this transaction, we have reflected AFLIAC at its fair value in accordance with Statement No. 144. This resulted in the recognition of a loss of $474.6 million in the third quarter of 2005.

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

RBC ratios for regulatory purposes, as described above, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are statutory GMDB reserves, Total Adjusted Capital and RBC ratios for our life insurance subsidiaries and for Hanover, as applicable, as of September 30, 2005, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

	Statutory GMDB Reserves (3)		Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
(In millions, except ratios)	Gross of Reinsurance	Net of Reinsurance
AFLIAC (1)	$87.9	$67.0	$577.3	$105.1	$52.5	549%	1100%
FAFLIC	2.3	1.9	199.0	50.0	25.0	398%	796%
Hanover (2)	N/A	N/A	1,112.9	457.3	228.7	243%	487%

(1)	AFLIAC’s Total Adjusted Capital includes $199.0 million related to its subsidiary, FAFLIC.

(2)	Hanover’s Total Adjusted Capital includes $694.1 million related to its subsidiary, Citizens.

(3)	AFLIAC statutory GMDB reserve balances exclude those reserves held by its subsidiary, FAFLIC.

N/A – Not applicable

The total adjusted statutory capital position of our life companies declined $4.6 million during the first nine months of 2005, decreasing from $581.9 million at December 31, 2004 to $577.3 million at September 30, 2005. FAFLIC’s adjusted statutory capital declined $8.7 million, while AFLIAC’s adjusted capital position, excluding FAFLIC, improved by $4.1 million.

The improvement of our life companies’ RBC ratios in the first nine months of 2005 reflects lower required risk based capital primarily as a result of lower deposit fund reserves and group annuity contracts.

The NAIC recently adopted the C-3 Phase II RBC instructions for year-end 2005 Life Insurance RBC. We have not yet determined the impact of this adoption on our projected RBC ratios, however, given the expected sale of our variable life and annuity business, we believe that the new regulation is not likely to result in a material negative change to our Life Companies RBC ratios.

Liquidity and Capital Resources

Our sources of cash for our insurance subsidiaries are premiums and fees collected, investment income and maturing investments. Primary cash outflows are paid benefits, claims, losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to benefits, claims, losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. We expect an increase in cash outflows during the remainder of 2005 and into 2006 due to the expectation of a significant increase in claims payments resulting from Hurricane Katrina. These outflows will be funded with existing cash and with proceeds from the sale of cash equivalents and fixed maturities. We periodically adjust our investment policy to respond to changes in short-term and long-term cash requirements.

In connection with the expected sale of our variable life and annuity business, we expect that our agreement with the Massachusetts Commissioner of Insurance to indefinitely maintain the RBC ratio of AFLIAC at a minimum of 100% of the Company Action Level (on the Industry Scale) to be replaced with a similar agreement whereby AFC will agree to maintain FAFLIC’s RBC ratio at a minimum of 100% of the Company Action Level (on the Industry Scale).

Net cash provided by operating activities was $170.7 million during the first nine months of 2005, as compared to $135.2 million during the same period in 2004. The $35.5 million increase in cash provided by operating activities was primarily due to lower net loss and LAE payments in the property and casualty business and lower net payments from the general account as a result of fewer annuity contract surrenders in our Life Companies segment. These 2005 increases in cash were partially offset by a non-recurring federal income tax settlement for $30.3 million received in 2004.

Net cash provided by investing activities was $555.7 million and $52.4 million during the first nine months of 2005 and 2004, respectively. During 2005, cash was primarily provided by sales of fixed maturity securities, resulting from the maturity of certain long-term funding agreements in our Life Companies segment. During 2004, cash was primarily provided by sales of fixed maturities and other investment assets, resulting from funding agreement withdrawals and general account annuity redemptions in the Life Companies segment. In 2005 and 2004, these were partially offset by purchases of fixed maturities, resulting from improved segment income in our property and casualty business.

Net cash used in financing activities was $651.7 million during the first nine months of 2005, compared to $406.2 million for the same period of 2004. The increase in cash used in 2005 is primarily due to the maturity of certain long-term funding agreements in our Life Companies segment.

At September 30, 2005, AFC, as a holding company, had $109.2 million of cash and fixed maturities. As a result of the expected sale of our variable life and annuity business, the holding company is expected to receive approximately $311 million of net proceeds upon the closing of the transaction and the dividends proposed in connection therewith. The $311 million is comprised of the following:

(In millions)
Proceeds from Goldman Sachs	$292
Dividend from FAFLIC	40
Dividend from non-insurance subsidiaries	15
Purchase price adjustment hedge losses	(8)

339
Deferred portion of proceeds	(28)

Net amount expected at closing	$311

In connection with the expected sale of the variable life and annuity business, AFC will incur transaction related costs, currently estimated at $11 million, as well as provide guarantees to Goldman Sachs regarding previously identified legal claims and reinsurance arrangements. The cost of these guarantees is currently estimated to be approximately $13 million, after taxes.

We believe our current holding company assets are sufficient to meet our obligations through the remainder of 2005 and in 2006, which consist primarily of interest on both our senior debentures and our junior debentures, and to pay certain federal income tax liabilities expected to become due in 2006. In addition, the Board of Directors has declared an annual dividend of 25 cents per share, to be paid in the fourth quarter of this year. We believe that our holding company assets are sufficient to provide for the shareholder dividends.

In connection with the announcement of the expected sale of our variable life and annuity business to Goldman Sachs, we announced that we expected to fund a stock repurchase program of up to $200 million from the proceeds of that transaction. We remain committed to fund a share repurchase program. Our decision to make repurchases under such program from time to time will be subject to our satisfaction with then current market conditions, as well as any liquidity or capital needs we or our subsidiaries may have at such time. The recent hurricane activity in the United States has created uncertainty as to whether rating services will require higher levels of capital and surplus in order to achieve and maintain improved financial strength ratings. Because of the importance of achieving strong ratings, including obtaining an “A” rating from A.M. Best Company and investment grade ratings for our holding company debt from Standard & Poors and Moody’s Investment Services, we will continue to carefully monitor our capital and surplus needs and anticipated uses of cash, and any repurchase program may be affected by such capital and surplus requirements.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements including the funding of our qualified defined benefit pension plan. The combination of the current interest rate environment reflecting lower yielding fixed maturities and volatile stock market returns have caused many U.S. pension plans, including ours, to become underfunded. As a result, without any additional pension funding relief currently being considered by Congress, we would expect to make significant cash contributions to our qualified defined benefit pension plan in future years. Based upon current law, we are required to contribute approximately $52.1 million in 2006. As the single employer of AFC, the funding of these plans is the responsibility of FAFLIC.

Our insurance subsidiaries, including FAFLIC, maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. In addition, we had no commercial paper borrowings as of September 30, 2005 and we do not anticipate utilizing commercial paper in 2005. Debt ratings downgrades in prior years and our current non-investment grade ratings for our holding company debt obligations continue to preclude or adversely affect the cost and availability of credit lines, commercial paper, and other additional debt and equity financing.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

Litigation and Certain Regulatory Matters

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

We intend to vigorously defend this matter, and regard plaintiffs’ claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in our view, these purported lost profits would not have been earned because of various actions taken by us, the investment management industry and regulators, to deter or eliminate market timing, including the implementation of “fair value” pricing.

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position. However, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. A trial date for the damage phase of the litigation has not been set.

We have been named a defendant in various other legal proceedings arising in the normal course of business. This includes class actions and other litigation in the southeast United States, particularly Louisiana and Mississippi, relating to the scope of insurance coverage under homeowners and commercial property policies of losses due to flooding, civil authority actions, loss of landscaping and business interruption.

In addition, we are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, “revenue sharing” and other matters, and regulatory inquiries into compensation arrangements with brokers and agents. A number of companies have announced settlements of enforcement actions related to such matters with various regulatory agencies, including the SEC, which have included a range of monetary penalties and restitution. While no such action has been initiated against us, the SEC may take some action at the conclusion of the on-going investigation related to “market timing”, “revenue sharing” and other matters, including the marketing support and administrative services arrangements entered into by VeraVest Investments, Inc. in connection with the distribution of life insurance and annuity products issued by unaffiliated insurance companies.

The potential outcome of any such litigation or regulatory actions, or other legal proceedings in which we have been named a defendant, and our ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period. In this respect and based on ongoing discussions with the SEC to resolve this portion of its investigation, we recorded a $4.0 million provision to establish a reserve related to anticipated reimbursements to certain mutual funds related to “market timing” in certain sub-accounts of our Life Companies’ variable life insurance and annuity products. This reserve is an estimate which relates only to such reimbursements. The ultimate cost to us of any such matters, including potential fines or penalties, could significantly exceed the reserve amount.

Other Regulatory Matters

On October 10, 2005, the Governor of Michigan proposed a comprehensive plan intended to reform personal automobile and homeowners insurance in the state. The Governor’s proposal includes twenty specific initiatives, including a 20% reduction in personal automobile and homeowners’ premium rates, effective upon adoption of the plan. Should the proposed reduction in premium rates become effective, we believe it is likely to have a material, adverse effect on our results of operations.

The proposal also includes a provision which would prohibit insurance companies from using an individual’s credit history or credit score to determine insurance rates. The Commissioner of Insurance in Michigan had previously promulgated rules purporting to ban the use of any form of credit scores in the underwriting or pricing of personal lines products, but these rules were invalidated by the Circuit Court of Barry County, a ruling the Commissioner has appealed. If the Circuit Court’s decision is overturned and the proposed ban becomes effective, it would likely have a disruptive impact on the overall market as some consumers experience a decrease in premium. The proposed ban could have an adverse effect on our retention rates and new business volume, as well as possibly lowering of overall premiums as actions are taken to offset the anticipated lower retention rates and new business volumes.

In Massachusetts, as a condition to writing business, we are required to participate in the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) pool. Within CAR, Massachusetts also maintains an Exclusive Representative Producer (“ERP”) program. An ERP is an independent agency which cannot obtain a voluntary insurance market for personal or commercial automobile business from companies in the state. CAR assigns an ERP agency to an individual insurance carrier (Servicing Carrier), which is then required to write all personal or commercial automobile business produced by that agency. ERPs generally produce underwriting results that are markedly poorer than our voluntarily appointed agents, although results can vary significantly among ERPs. Once an agency is assigned to an insurance carrier, it is difficult to terminate that relationship. This can result in an inequitable distribution of losses, as measured by direct loss ratio, amongst all the insurance carriers in the state. In September 2005, the Massachusetts Commissioner of Insurance directed CAR to redistribute the ERPs amongst the state’s insurance carriers, effective during 2006. We expect this redistribution will at least temporarily lead to a better equalization of the loss burden from the ERPs and is not likely to adversely affect our results of operations or financial position.

Additionally, in Massachusetts, it is expected that the Massachusetts Commissioner of Insurance, who fixes and establishes the rates for the personal automobile line annually, will reduce the rates, potentially significantly, effective January 1, 2006.

Finally, the Governor of Massachusetts has proposed legislation intended to reform the Massachusetts automobile insurance system. Among other items, this proposed legislation would give the Massachusetts Commissioner of Insurance the authority to create an assigned risk plan and allow for the gradual phase-in of competitively set personal automobile rates. The Governor’s reform proposal is currently being considered by the Legislature. We cannot determine how this legislation, if passed, may affect our results of operations or financial position.

Rating Agency Actions

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers information on specific insurance companies. Higher ratings generally indicate the rating agencies’ opinion regarding financial stability and a stronger ability to pay claims.

We believe that strong ratings are important factors in marketing our products to our agents and customers, since rating information is broadly disseminated and generally used throughout the industry. We believe that a rating of “A-”, or higher from A.M. Best Co. is particularly important for our business. Insurance company financial strength ratings are assigned to an insurer based upon factors deemed by the rating agencies to be relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security.

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

However following the damages from Hurricanes Katrina and Rita and prior to release of our estimate of losses from these storms, A.M. Best put our ratings under review with negative implications. After we provided our estimated losses, A.M. Best re-affirmed the financial strength ratings of A- (excellent) of our property and casualty subsidiaries with a stable outlook.

In June 2005, Standard & Poor’s revised its outlook on our senior debt to positive from stable and re-affirmed its rating of BB (marginal) and its outlook on our Capital Securities to positive from stable and re-affirmed its rating of B (weak). In addition, Standard & Poor’s revised its outlook for our life insurance companies’ financial strength ratings to positive from stable and re-affirmed its rating of BB (marginal). Standard & Poor’s also re-affirmed the financial strength ratings of BBB+ (good) of our property and casualty subsidiaries with a stable outlook.

However, following the damages from Hurricanes Katrina and Rita and prior to our estimate of losses from these storms, our holding company and property and casualty ratings were put on CreditWatch with negative implications by Standard & Poor’s. On October 31, 2005, Standard & Poor’s restored all of our ratings. The CreditWatch status of our holding company returned to positive from negative. Our property and casualty subsidiaries were removed from CreditWatch negative and returned to a financial strength rating of BBB+ with a stable outlook. The outlook for our property and casualty subsidiaries has been revised to stable.

In addition, following the damages from Hurricanes Katrina and Rita and prior to our estimate of the losses from these storms, Moody’s also changed its rating outlook on our senior debt and on our property and casualty insurance companies’ financial strength to negative from stable. No further action has been taken by Moody’s.

Other Items

On October 31, 2005, we announced that we will be changing the name of our holding company from Allmerica Financial Corporation to “The Hanover Insurance Group, Inc.” effective December 1, 2005. Beginning on the effective date of this name change, our stock will be traded on the New York Stock Exchange under the symbol of “THG” instead of under its current symbol, “AFC.”

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

Risks Relating to Our Property and Casualty Insurance Business

We generate a significant portion of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse catastrophe experience, severe weather or other unanticipated significant losses; (ii) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years, including risks indirectly insured through discontinued pools which are included in the Other Property and Casualty segment (our retained Life Companies business also includes discontinued pools which present similar risks); (iii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments; (iv) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (v) restrictions on insurance underwriting; (vi) industry-wide change resulting from current investigations and inquiries relating to compensation arrangements with insurance brokers and agents; and (vii) disruptions caused by the introduction of new personal lines products, such as our new multi-variate auto product, and related technology changes and new personal and commercial lines operating models.

Specifically, underwriting results and segment income could be adversely affected by changes in our net loss and LAE estimates related to Hurricanes Katrina and Rita. The risks and uncertainties in our business that may affect such estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following a major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event. Factors that add to the complexity in this event include the legal and regulatory uncertainty, difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, the exacerbating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas. As a result, there can be no assurance that our ultimate costs associated with this event will not be substantially different from these estimates. In addition, there can be no assurance that, in light of the devastation in the areas affected by Hurricane Katrina, our ability to obtain and retain policyholders will not be adversely affected. Finally, there is uncertainty regarding the reinsurance marketplace, which also will experience significant losses related to this catastrophe. There can no assurance that we will not be adversely affected by changes in the reinsurance marketplace, including the cost of and ability to obtain reinsurance coverages similar to our current programs.

Additionally, future operating results as compared to prior years and forward-looking information regarding personal lines and commercial lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates. In addition, underwriting results and segment income could be adversely affected by changes in the current favorable frequency and loss trends generally being experienced industry-wide. Results in personal lines may also be adversely affected by pricing decreases and market disruptions which could be caused by the Governor of Michigan’s proposals to reduce rates or the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores, by unfavorable loss trends that may result in New Jersey due to that state’s recent supreme court ruling relating to the no-fault tort threshold and by disruptions caused by judicial and potential legislative intervention related to new rules adopted by the Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market and proposals to substantially reduce personal automobile rates. Also, our personal lines production and earnings may be unfavorably affected by the introduction of our new multi-variate auto product should we experience adverse selection because of our pricing, operational difficulties or implementation impediments with independent agents.

Risks Relating to Our Life Companies

Our businesses may be affected by (i) lower appreciation or decline in value of our managed investments or the investment markets in general, resulting in reduced variable product assets and related variable product management fees, lapses and increased surrenders, increased DAC amortization, as well as increased cost of guaranteed minimum death benefits; (ii) adverse trends in mortality and morbidity; (iii) possible claims relating to sales practices for insurance and investment products; (iv) earlier than expected withdrawals and changes in redemption patterns from our general account annuities and other insurance products, particularly with respect to younger-aged annuities sold in the former Agency channel; (v) losses due to foreign currency fluctuations; and (vi) adverse actions related to legal and regulatory actions described under “Contingencies”.

In particular, we have provided forward looking information relating to the estimated impact that the entrance into a stock purchase agreement, which is intended to sell the variable life and annuity business will have on our results of operations and financial position. There are certain factors that could cause actual results to differ materially from those anticipated herein. These include (i) the successful consummation of the transactions with Goldman Sachs in a timely manner; (ii) the various conditions to the consummation of such transactions being satisfied or waived without the imposition of material burdens or expenses; (iii) the required regulatory approvals of the transactions being obtained in a timely manner without the imposition of any material restrictions or burdens, and regulatory approval for future dividend requests from FAFLIC; (iv) the uncertainties as to the gross or net proceeds to be received by AFC, including the uncertainty as to the effects of the various purchase price adjustments and expenses incurred by AFC; (v) the shareholder approval of the AIT fund reorganization; (vi) the ability to realize post-closing earnings for the property and casualty business that are taxable and make FAFLIC’s tax attributes valuable; (vii) the ability to timely achieve overhead and other expense savings; (viii) the ability of AFC and FAFLIC to perform the transitional services in connection with the transactions without incurring unexpected expenses and the completion of the transitional services within the projected time so that we can realize projected cost savings; (ix) the uncertainties of the purchase price hedge to effectively hedge the purchase price as currently estimated and at a cost consistent with expectations; (x) the impact of policyholder surrenders on the purchase price adjustment, which are not hedged, and the impact that the announcement of the transactions could have on surrenders between the date of announcement and the closing; (xi) the impact of contingent liabilities, including litigation and regulatory matters, assumed by AFC in connection with the transaction and the impact of other indemnification obligations owed from AFC to Goldman Sachs; (xii) the ability to outsource the administration of the retained FAFLIC businesses at projected rates; (xiii) the statutory results of operations of AFC’s Life Companies segment until close, which will impact the statutory surplus of AFLIAC and consequently the ultimate purchase price, including realized gains and losses on AFLIAC’s general account assets; and (xiv) the future statutory operating results of FAFLIC, which will affect its projected statutory adjusted capital.

Risks Relating to Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) heightened competition, including the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (ii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring, such as the recent proposal to ban the use of credit scores with respect to personal lines in Michigan, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) the inability to attract, or the loss or retirement of key executives or other key employees, particularly in the Life Companies segment through completion of the anticipated transition to Goldman Sachs; (vii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best; (ix) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (x) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (xi) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters; (xii) defaults or impairments of debt securities held by us; (xiii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels; (xiv) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; and (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

In addition, except where required or permitted by applicable accounting principles, components of our Consolidated Balance Sheets are not marked to market or otherwise intended to reflect our estimates of the fair market or disposition value of such assets or liabilities or the related businesses. The recorded value of certain assets, such as deferred acquisition costs, deferred federal income taxes and goodwill, and certain liabilities such as guaranteed minimum death benefit reserves, reflect the application of our assumptions to generally accepted accounting principles. Accordingly, in the event of a disposition of all or a portion of any such assets, liabilities or related businesses, the value obtainable in such a transaction may differ materially from the value reflected in our consolidated financial statements, which would in turn have a material impact on Shareholders’ Equity and book value per share. We have recently announced our entrance into a stock purchase agreement related to our variable life and annuity business in our Life Companies segment. In connection with this agreement, AFLIAC has been adjusted to fair value. It is possible, given the aforementioned factors which could change the amount realizable from the sale that the realizable value would be lower than the value reflected in Shareholders’ Equity in our Consolidated Balance Sheets. Additionally, this transaction is likely to also result in the reallocation of corporate overhead costs to other segments.

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

Combined ratio, GAAP – This ratio is the GAAP equivalent of the statutory ratio that is widely used as a benchmark for determining an insurer’s underwriting performance. A ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income. The combined ratio is the sum of the loss ratio, the loss adjustment expense ratio and the underwriting expense ratio.

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

Reinstatement premium – A pro-rata reinsurance premium that may be charged for reinstating the amount of reinsurance coverage reduced as the result of a reinsurance loss payment under a catastrophe cover. For example, in 2005 this premium was required to ensure that our property catastrophe occurrence treaty, which was exhausted by Hurricane Katrina, was available again in the event of another large catastrophe loss in 2005.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in management’s discussion and analysis of financial condition and results of operations as of December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the first nine months of 2005 to these risks or our management of them.

ITEM 4 - CONTROLS AND PROCEDURES

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

Internal Controls Over Financial Reporting

During our fiscal quarter ended September 30, 2005, we implemented a new general ledger system. There were no other changes in our internal controls over financial reporting during this quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – 31, 2005	—	$—	—	—
August 1 – 31, 2005	—	—	—	—
September 1 – 30, 2005	—	—	—	—

Total	—	$—	—	—

ITEM 6 - EXHIBITS

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allmerica Financial Corporation
Registrant

Dated November 4, 2005	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

Dated November 4, 2005	/s/ EDWARD J. PARRY, III
Edward J. Parry, III
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Director