Form 10-K
period 2005-12-31
HANOVER INSURANCE GROUP, INC.
filed 2006-03-16
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                      to

Commission file number: 1-13754

THE HANOVER INSURANCE GROUP, INC.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sales price of June 30, 2005 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,947,115,251.

The number of shares outstanding of the registrant’s common stock, $.01 par value, was 53,115,822 shares outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be held May 16, 2006 to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

PART I

ITEM 1 — BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG”), formerly known as Allmerica Financial Corporation, is a holding company organized as a Delaware corporation in 1995. Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal property and casualty subsidiaries; and First Allmerica Financial Life Insurance Company (“FAFLIC”), which is our life insurance and annuity subsidiary; and certain other insurance and non-insurance subsidiaries. In addition, our results of operations prior to December 30, 2005, include Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”). On December 30, 2005, we sold AFLIAC through a stock purchase agreement, and reinsured 100% of the variable life insurance and annuity business of FAFLIC (see Life Companies for further information). The results of operations for AFLIAC are reported as discontinued operations.

On December 1, 2005, we changed the name of our holding company from “Allmerica Financial Corporation” to “The Hanover Insurance Group, Inc.” and our stock, which is traded on the New York Stock Exchange, began trading under the symbol “THG” instead of the previous symbol of “AFC”.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Our business includes financial products and services in two major areas: Property and Casualty, and Life Companies. Within these broad areas, we conduct business principally in four operating segments. These segments are Personal Lines, Commercial Lines, Other Property and Casualty, and Life Companies. We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our junior subordinated debentures and our senior debentures.

Information with respect to each of our segments is included in “Segment Results” on pages 30 to 42 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 16 on pages 103 to 105 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

Following is a discussion of each of our operating segments.

PROPERTY AND CASUALTY

General

Our Property and Casualty group accounted for $2.4 billion, or 93.2%, of consolidated segment revenues and provided $113.7 million of segment income before federal income taxes for the year ended December 31, 2005. This group manages its operations principally through three segments, identified as Personal Lines, Commercial Lines and Other Property and Casualty. We underwrite personal and commercial property and casualty insurance through Hanover Insurance and Citizens, primarily through an independent agent network concentrated in the Midwest, Northeast, and Southeast United States. Additionally, our Other Property and Casualty segment consists of: voluntary pools business, in which we have not actively participated since 1995; our premium financing business; and our investment management services business.

Our strategy focuses on the fundamentals of the business, namely disciplined underwriting, pricing, quality claim handling, active agency management, effective expense management and customer service. We have a strong regional focus. Our Property and Casualty group constituted the 31st largest property and casualty insurance group in the United States based on 2004 direct premiums written, according to A.M. Best.

Risks

The industry’s profitability and cash flow can be significantly affected by: price; competition; volatile and unpredictable developments such as extreme weather conditions and natural disasters, including catastrophes; legal developments affecting insurer and insureds’ liability; extra-contractual liability; size of jury awards; acts of terrorism; fluctuations in interest rates and other factors that may affect investment returns; and other general economic conditions and trends, such as inflationary pressures, that may affect the adequacy of reserves. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, may affect the profitability of our business. The regulatory environments in those locations where we conduct business, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, may also affect the profitability of our business. In addition, our loss and loss adjustment expense (“LAE”) reserves are based on our estimates, principally involving actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. Changes to these estimates may affect our profitability.

Lines of Business

We underwrite personal and commercial property and casualty insurance coverage. In 2005, we introduced new product suites for both lines of business.

Personal Lines

Our Personal Lines segment accounted for $1.5 billion, or 57.9%, of consolidated segment revenues and provided $143.2 million of segment income before federal income taxes for the year ended December 31, 2005. Personal Lines comprised 63.4% of the Property and Casualty group’s net written premium in 2005. Personal automobile accounted for 68.8% and homeowners accounted for 28.4% of total personal lines net written premium in 2005.

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

Other personal lines is comprised of miscellaneous policies including inland marine, umbrella, fire, personal watercraft and earthquake.

Our top ten personal lines markets and the percent of our 2005 personal lines’ net written premium represented by these markets are:

For the Year Ended December 31, 2005

Personal Lines

(In millions, except ratios)	GAAP Net Premiums Written	% Of Total
Michigan	$591.1	43.4%
Massachusetts	245.7	18.0
New Jersey	118.0	8.7
New York	100.9	7.4
Louisiana	40.9	3.0
Indiana	39.3	2.9
Connecticut	33.9	2.5
Maine	32.1	2.3
Florida	25.5	1.9
Illinois	19.3	1.4
Other	116.3	8.5

Total	$1,363.0	100.0%

In Michigan, according to A.M. Best, based upon direct written premium for 2004, we ranked 4th in the industry for personal lines business, with approximately 9% of the state’s total market. Approximately 66% of the Michigan personal lines business is in the personal automobile line. Approximately 42% of our total personal automobile net written premium is in Michigan. In addition, approximately 32% of the Michigan personal lines business is in the homeowners line. Approximately 48% of our total homeowners net written premium is in Michigan. In Michigan, we are a principal provider with many of our agencies, averaging over $1.3 million of total written premium per agent in 2005.

Commercial Lines

Our Commercial Lines segment accounted for $0.9 billion, or 34.2%, of consolidated segment revenues and incurred a segment loss before federal income taxes of $35.0 million for the year ended December 31, 2005. Commercial Lines comprised 36.6% of the Property and Casualty group’s net written premium in 2005. Commercial multiple peril net written premium accounted for 41.1%, commercial automobile 24.5% and workers’ compensation 15.2% of total commercial lines net written premium in 2005.

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

Other commercial lines is comprised of miscellaneous policies including inland and ocean marine, fidelity and surety bonds, umbrella, general liability and fire.

We manage our commercial lines portfolio with a focus on growth from the most profitable industry segments, which varies by line of business and geography.

Our top ten commercial lines markets and the percent of our 2005 commercial lines’ net written premium represented by these markets are:

For the Year Ended December 31, 2005

Commercial Lines

(In millions, except ratios)	GAAP Net Premiums Written	% Of Total
Michigan	$166.8	21.2%
New York	97.4	12.4
Massachusetts	94.5	12.0
New Jersey	58.3	7.4
Maine	41.1	5.2
Louisiana	39.0	5.0
Illinois	34.2	4.3
Florida	31.5	4.0
Indiana	25.3	3.2
Connecticut	21.5	2.7
Other	177.8	22.6

Total	$787.4	100.0%

Approximately 42.0% of commercial lines written premium is comprised of small policies having less than $10,000 in premium. Policies with premium between $10,000 and $100,000 account for an additional 46.5% of the total. The commercial lines segment seeks to maintain effective agency relationships as a strategy to secure and retain our agents’ best business. The quality of business written is monitored through an ongoing quality assurance program, accountability for which is shared at the local, regional and corporate levels.

Other Property and Casualty

The Other Property and Casualty segment consists of run-off voluntary pools business in which we have not actively participated since 1995; AMGRO, Inc. (“AMGRO”), our premium financing business; and Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations. In addition, the Other Property and Casualty segment includes earnings on holding company assets.

Premium Financing Services

Through AMGRO, we engage in the business of financing property and casualty insurance premiums to commercial customers, primarily those of unaffiliated carriers. Generally, these installment finance receivables are secured by the related unearned insurance premiums on such policies. The customers of AMGRO are those persons or firms that borrow from AMGRO to finance insurance premiums.

Investment Advisory Services

Through our registered investment advisor, Opus, we provide investment advisory services to affiliates and to other institutions, including unaffiliated insurance companies, retirement plans, foundations and a closed-end mutual fund. At December 31, 2005, Opus had assets under management of approximately $8.7 billion, of which approximately $852 million represented assets managed for entities unaffiliated with us. Included in the $8.7 billion were approximately $1.1 billion of assets related to our Allmerica Investment Trust Funds. These funds were transferred in January 2006 as part of a fund reorganization associated with the disposal of our variable life insurance and annuity business (see Life Companies – Overview on pages 16 and 17 of this Form 10-K and Note 2 on pages 82 and 83 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K).

Marketing and Distribution

On December 1, 2005, we changed the name of our Delaware holding company from “Allmerica Financial Corporation” to “The Hanover Insurance Group, Inc.” This change is part of an overall re-branding effort intended to clearly position our corporation as principally a property and casualty company, and to build brand recognition and brand equity in our markets. The company markets itself in all states except Michigan as The Hanover Insurance Group. In Michigan, where “Citizens” has well-established brand equity, we market the Company as “Citizens Insurance, a member of The Hanover Insurance Group.”

We are licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia. In 2005, our top ten personal and commercial markets based on total net written premium in the state were:

FOR THE YEAR ENDED DECEMBER 31, 2005
	Personal Lines		Commercial Lines		Total
(In millions, except ratios)	GAAP Net Premiums Written	% Of Total	GAAP Net Premiums Written	% Of Total	GAAP Net Premiums Written	% Of Total
Michigan	$591.1	43.4%	$166.8	21.2%	$757.9	35.2%
Massachusetts	245.7	18.0	94.5	12.0	340.2	15.8
New York	100.9	7.4	97.4	12.4	198.3	9.2
New Jersey	118.0	8.7	58.3	7.4	176.3	8.2
Louisiana	40.9	3.0	39.0	5.0	79.9	3.7
Maine	32.1	2.3	41.1	5.2	73.2	3.4
Indiana	39.3	2.9	25.3	3.2	64.6	3.0
Florida	25.5	1.9	31.5	4.0	57.0	2.7
Connecticut	33.9	2.5	21.5	2.7	55.4	2.6
Illinois	19.3	1.4	34.2	4.3	53.5	2.5
Other	116.3	8.5	177.8	22.6	294.1	13.7

Total	$1,363.0	100.0%	$787.4	100.0%	$2,150.4	100.0%

In June of 2005, we began offering our new personal lines’ automobile product, Connections Auto, which was distributed in eight states by the end of the year. Connections Auto utilizes a multivariate rating application which is intended to allow agents to quickly and accurately quote a wide spectrum of drivers. We have already experienced increased agent interest in this product and have appointed 307 new personal lines agents in 2005.

We have a strong regional focus. Our Property and Casualty group maintains twenty-one local branch sales and underwriting offices in seventeen states. Additional processing support is provided in Atlanta, Georgia; Worcester, Massachusetts; and Howell, Michigan. Administrative functions are centralized in our headquarters in Worcester, Massachusetts. This regional strategy allows us to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. It also is a predominant factor in the establishment and maintenance of long-term relationships with larger, well-established independent agencies.

Independent agents provide specialized knowledge of property and casualty products, local market conditions and customer demographics. Independent agents account for most of the sales of our property and casualty products. Our growth strategy is closely aligned to our relationship with the independent agency force. We compensate agents primarily through regular commissions and through a profit sharing plan that is tied to agency level written premium and profitability. This encourages agents to select customers whose risk characteristics are aligned with our underwriting philosophy.

Agencies are appointed based on profitability record, financial stability, staff experience and professionalism, and business strategy. Once appointed, we monitor each agency’s performance and, in accordance with applicable legal and regulatory requirements, take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products or revising commissions or profit sharing opportunities.

We sponsor local and national agent advisory councils as forums to enhance relationships with our agents. These councils provide input on the development of products and services, help us to coordinate marketing efforts, provide support to our strategies, and help us enhance our local market presence.

For our Other Property and Casualty segment business, investment advisory services are marketed directly through Opus, while premium financing services are generally marketed through independent insurance agents, primarily those of unaffiliated carriers.

Pricing and Competition

We seek to achieve a targeted combined ratio in each of our product lines regardless of market conditions. The targeted combined ratios reflect current investment yield expectations, our loss payout patterns, and target returns on equity. This strategy is intended to better enable us to achieve measured growth and consistent profitability. In addition, we seek to utilize our knowledge of local markets to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of our staff in the local branch offices. Since we maintain a strong regional focus and a significant market share in a number of states, we can apply our knowledge and experience in making underwriting and rate setting decisions.

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

In our Michigan personal lines business, we compete with a number of national direct writers and regional and local companies. Principal personal lines competitors are AAA Auto Club of Michigan, State Farm Group and Auto Owners. We believe our agency relationships, Citizens Insurance brand recognition, the Citizens Best program and our November 2005 introduction of Connections Auto in the state enable us to distribute our products competitively in Michigan.

Based on net written premium, approximately 20.7% of our 2005 personal automobile business was written in Massachusetts. The Massachusetts Commissioner of Insurance (the “Commissioner”) sets the rates for personal automobile business in the state. Effective January 1, 2006, the Commissioner issued a decision decreasing the state-wide average rate by 8.7%, whereas on January 1, 2005, rates were decreased by 1.7% and on January 1, 2004, rates increased 2.5%. The impact of the rate change on our average policy premium as a result of the prior year changes was a decrease of 1.2% for 2005 and an increase of 5.5% for 2004.

Due to the unique nature of the rate setting process and the residual market mechanism in Massachusetts, we carefully manage our business in this state. In 2005 and 2004, our efforts included the termination of several agencies, the reduction or elimination of certain group business, and an enhanced cession strategy relating to the Massachusetts residual market. Also, we placed additional focus on claims handling practices for Massachusetts business. We believe these efforts have improved our Massachusetts underwriting performance compared to prior years. Our underwriting performance in this state could be negatively impacted by the 2006 rate reduction, future rate reductions or changes to the residual market mechanism.

In recent years, the Commissioner has proposed changes to the residual market for personal automobile insurance. If enacted, we do not believe that such changes, as currently proposed, would have a material effect on our Massachusetts underwriting performance.

In commercial lines, we face competition primarily from national agency companies and regional and local companies. We believe that our emphasis on maintaining a local presence in our markets, coupled with investments in products, operating efficiency and technology, will enable us to compete effectively. Our Property and Casualty group is not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the group’s insurance operation.

In our Other Property and Casualty segment, we face strong competition among providers of investment advisory services. In general, competition is based on a number of factors, including investment performance, pricing and client service. There are few barriers to entry by new investment advisory firms. In 2005 and earlier years, Opus derived a significant portion of its revenue from investment advisory fees received from Allmerica Investment Trust funds (i.e., funds in which the separate accounts of our life insurance subsidiaries invest premiums received from variable life insurance and annuity deposits). The sale of AFLIAC to Goldman Sachs, as well as the reorganization of the Allmerica Investment Trust funds into the Goldman Sachs Variable Insurance Trust funds (see Life Companies – Overview on pages 16 and 17 of this Form 10-K and Note 2 on pages 82 and 83 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K), will result in a prospective reduction of the segment’s financial results. Opus also earns advisory fees from other affiliated and unaffiliated separately managed accounts and we are dependent upon the relationships we maintain with them. In the event that any of these relationships are discontinued, the segment’s financial results may be adversely affected.

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

Terrorism

As a result of the Federal Terrorism Risk Insurance Act of 2002 (“TRIA”) and the Federal Terrorism Risk Insurance Extension Act of 2005, prior terrorism exclusions in insurance policies are void for certified terrorist events (as defined by TRIA). As required, we have notified policyholders of their option to elect the terrorism coverage and the cost of this coverage. We seek to manage our exposures on an individual line of business basis and in the aggregate by zip code and, as available, street address. At this time, we have purchased no additional specific terrorism-only reinsurance coverage. However, we are reinsured for certain terrorism coverage within existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate treaties (see Reinsurance – Terrorism Coverage on pages 13 to 16 of this Form 10-K). Our retention limit under TRIA in 2005 was $121.5 million, representing 11.0% of year-end 2004 statutory policyholder surplus, and is estimated to be $111.5 million in 2006, representing 9.2% of 2005 year-end statutory policyholder surplus. In addition, in 2006, we will be required to retain an additional 10% of any claims from a certified terrorist event in excess of our retention. Coverage under TRIA is available for worker’s compensation, commercial multiple peril and certain other commercial lines policies.

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

In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet our underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New Jersey, New York and Louisiana each impose material restrictions on a company’s ability to withdraw from certain lines of business in their respective states. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance departments can impose significant charges on a carrier in connection with a market withdrawal or refuse to approve these plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may significantly restrict an insurer’s ability to exit unprofitable markets.

On December 30, 2005, the Louisiana Insurance Commissioner issued Emergency Rule 23 suspending the authority of insurance companies to cancel or nonrenew certain personal and commercial property insurance policies covering properties in Louisiana that had been damaged by hurricanes Katrina and Rita. The ability to issue notices of cancellation and nonrenewal has been suspended until 60 days after the substantial completion of the repair or reconstruction of the dwelling, residential property or commercial property or until December 31, 2006, whichever occurs first. Under Rule 23, companies may cancel for certain reasons such as nonpayment of premium and, with the approval of the Louisiana Insurance Commissioner, may issue renewal policies with coverage and premium changes.

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

We are subject to periodic financial and market conduct examinations conducted by state insurance departments. We are also required to file annual and other reports relating to the financial condition of our insurance subsidiaries and other matters.

Residual Markets and Pooling Arrangements

As a condition of our license to do business in various states, we are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage. Such mechanisms include assigned risk plans, reinsurance facilities and pools, joint underwriting associations, fair access to insurance requirements plans, and commercial automobile insurance plans. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will write them voluntarily. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. We incurred an underwriting loss from participation in these mechanisms, mandatory pools and underwriting associations of $34.9 million and $16.7 million in 2005 and 2004, respectively, relating primarily to coverages for personal and commercial automobile, personal and commercial property, and workers’ compensation. The increase in the underwriting loss in 2005, compared to 2004, is primarily the result of losses from the Louisiana Fair Access to Insurance Requirements Plan (“FAIR Plan”) due to Hurricane Katrina.

Reinsurance Facilities and Pools

Reinsurance facilities are currently in operation in various states that require an insurer to write all applications submitted by an agent, regardless of its pricing or underwriting characteristics. As a result, insurers in that state may be writing policies for applicants with a higher risk of loss than they would normally accept. The reinsurance facility allows the insurer to cede this high risk business to the reinsurance facility, thus sharing the underwriting experience with all other insurers in the state. If a claim is paid on a policy issued in this market, the facility will reimburse the insurer. Typically, reinsurance facilities operate at a deficit, which is then recouped by levying assessments against the same insurers.

With respect to our Massachusetts business, we cede a portion of our personal and commercial automobile premiums to the CAR pool. Net premiums earned and losses and LAE ceded to CAR were $53.3 million and $37.1 million in 2005, $46.6 million and $38.1 million in 2004, and $46.2 million and $61.0 million in 2003, respectively. At December 31, 2005, CAR represented at least 10% of our reinsurance activity.

In addition to CAR, Massachusetts also maintains an Exclusive Representative Producer (“ERP”) program. An ERP is an independent agency which cannot obtain a voluntary insurance market for personal or commercial automobile business from insurance companies in Massachusetts. CAR assigns an ERP agency to an individual insurance carrier, which is then required to write all personal or commercial automobile business produced by that agency (subject to any cessions to the CAR pool). We are required to maintain a level of ERPs consistent with other carriers in the state and proportionate to our overall market share of such business. Once an agency is assigned to an insurance carrier, it is difficult to terminate the relationship. ERPs generally produce underwriting results that are markedly poorer than our voluntary agents, although results vary significantly among ERPs. As of December 31, 2005, we had approximately 47 ERPs assigned to us with annual direct retained written premium of approximately $40.0 million. As described above under “Pricing and Competition”, the Massachusetts Commissioner of Insurance has adopted rules to redistribute the residual market, although such rules are the subject of a stay order issued by a state court.

The Michigan Catastrophic Claims Association (“MCCA”) is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $375,000. All automobile insurers doing business in Michigan are required to participate in the MCCA. Insurers are reimbursed for their covered losses in excess of this threshold, which increased from $350,000 to $375,000 on July 1, 2005 and will continue to increase each July 1st in scheduled amounts until it reaches $500,000 in 2011. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. We ceded to the MCCA premiums earned and losses and LAE of $68.9 million and $61.3 million in 2005, $60.9 million and $12.4 million in 2004, and $46.8 million and $124.2 million in 2003, respectively. At December 31, 2005, the MCCA represented at least 10% of our reinsurance activity.

At December 31, 2005 and 2004, we had reinsurance recoverables on paid and unpaid losses from CAR of $47.2 million and $52.0 million, respectively, and from the MCCA of $436.5 million and $411.9 million, respectively. We believe that we are unlikely to incur any material loss as a result of non-payment of amounts owed to us by CAR, because CAR is a mandated pool supported by all insurance companies licensed to write automobile insurance in Massachusetts. In addition, with respect to MCCA, we are unlikely to incur any material loss from this facility as a result of non-payment of amounts owed to us by MCCA because (i) it is currently in a surplus position, (ii) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, and (iii) the MCCA is supported by assessments permitted by statute.

Reference is made to Note 18 on pages 105 to 107 and Note 21 on pages 110 and 111 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

FAIR Plans and Other Involuntary Pools

The principal shared market mechanisms for property insurance are FAIR Plans, the formation of which were required by the federal government as a condition to an insurer’s ability to obtain federal riot reinsurance coverage following the riots and civil disorder that occurred during the 1960s. These plans, created as mechanisms similar to automobile assigned risk plans, were designed to increase the availability of property insurance in urban areas, but now cover other circumstances where homeowners are unable to obtain insurance, such as a result of hurricanes or other natural exposures. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The individual state FAIR Plans are created pursuant to statute or regulation. The property shared market mechanisms provide basic fire insurance and extended coverage protection for dwellings and certain commercial properties that could not be insured in the voluntary market. A few states also include a basic homeowners form of coverage in their shared market mechanism. Approximately 30 states have FAIR Plans or similar market mechanisms, including Louisiana, Florida and Massachusetts.

In 2005, the Louisiana Fair Plan experienced substantial losses primarily from Hurricane Katrina. We have estimated and recorded a liability related to Louisiana’s Fair Plan for accident year 2005 at approximately $20.0 million. The maximum annual FAIR Plan assessment that can be levied against an insurer operating in Louisiana is approximately 20% of the annual direct premium written by the insurer in the prior year, representing a regular assessment of up to 10% and an emergency assessment of up to 10%. Under the state’s Fair Plan, we are allowed to recover such losses from policyholders, subject to annual limitations. However, due to the uncertainty in the marketplace in Louisiana, it is unclear whether our current estimate of liability will be sufficient to cover our share of FAIR Plan losses or whether we will be able to recover such costs from policyholders. Also, the availability of private homeowners insurance in the state is declining as carriers seek to exit or significantly reduce their exposure in the state. This will increase the number of insureds seeking coverage from the FAIR Plan and could result in increased losses to us through the FAIR Plan.

The Florida Plan has also experienced considerable losses during 2005 as a result of hurricanes and we believe it has a significant deficit. The Florida Plan has similar authority to the Louisiana FAIR Plan to assess insurers up to an aggregate amount of approximately 20% of direct premium written from the prior year in the form of a regular assessment not to exceed 10% and an emergency assessment that may not exceed 10%. While we believe we may receive an assessment in 2006, the amount and timing of any such assessment is uncertain. Therefore, we are unable to estimate and record a liability related to the Florida Plan at this time.

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

It should also be noted that such an event would be subject to our reinsurance programs, as described in the “Reinsurance” section on pages 13 to 16 of this Form 10-K. Although it is difficult to accurately estimate such exposure, it would likely be material to our financial statements. Two other state FAIR Plans, where our participation is larger as compared to other states, are North Carolina and New York.

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

Assigned Risk Plans

Assigned risk plans are the most common type of shared market mechanism. Many states, including Illinois, New Jersey and New York operate assigned risk plans. Such plans assign applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant’s state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy was voluntarily written. With respect to New York’s assigned risk plan, which is called The New York Automobile Insurance Plan (“NYAIP”), we have elected to transfer our assignments to a servicing carrier under a limited assignment distribution (“LAD”) agreement. Under this LAD agreement, the servicing carrier retains the assigned underwriting results of the NYAIP for which it receives a fee from us. In 2005 and 2004, we incurred expenses of $4.3 million and $0.1 million, respectively, related to this agreement.

Voluntary Pools

We have terminated our participation in virtually all voluntary pool business; however, we continue to be subject to claims related to years in which we were a participant. The most significant of these pools is a voluntary excess and casualty reinsurance pool known as the Excess and Casualty Reinsurance Association (“ECRA”), in which we were a participant from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in this pool, there can be no assurance that the reserves will be sufficient. Loss and LAE reserves for our voluntary pools were $74.7 million and $72.0 million at December 31, 2005 and 2004, respectively, including $53.3 million and $50.3 million related to ECRA as of December 31, 2005 and 2004, respectively. Excluding the ECRA pool, the average annual paid losses and reserve balances at December 31, 2005 were not individually significant.

Reserve for Unpaid Losses and Loss Adjustment Expenses

Reference is made to “Reserve for Losses and Loss Adjustment Expenses” on pages 35 to 39 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) review of per claim information, (iii) historical loss experience of our property and casualty business and the industry, (iv) the relatively short-term nature of most policies written by us and (v) internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material effect on our results of operations or financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2005 full year premiums.

We do not use discounting techniques in establishing reserves for losses and LAE, nor have we participated in any loss portfolio transfers or other similar transactions.

The following table reconciles reserves determined in accordance with accounting principles and practices prescribed or permitted by insurance statutory authorities (“Statutory”) to reserves determined in accordance with generally accepted accounting principles (“GAAP”).

DECEMBER 31	2005	2004	2003
(In millions)
Statutory reserve for losses and LAE	$2,351.4	$2,162.6	$2,080.9
GAAP adjustments:
Reinsurance recoverable on unpaid losses	1,107.6	907.1	940.0
Other	(0.3)	(1.1)	(2.0)

GAAP reserve for losses and LAE	$3,458.7	$3,068.6	$3,018.9

Analysis of Losses and Loss Adjustment Expenses Reserve Development

The following table sets forth the development of our GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 1995 through 2005.

DECEMBER 31	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
(In millions)

Net reserve for losses and LAE(1)	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5	$2,005.5	$2,038.7	$2,117.2	$2,132.5
Cumulative amount paid as of(2):
One year later	—	622.0	658.3	784.5	763.6	780.3	703.8	638.0	643.0	732.1	627.6
Two years later	—	—	995.4	1,131.7	1,213.6	1,180.1	1,063.8	996.0	967.4	1,054.3	1,008.3
Three years later	—	—	—	1,339.5	1,423.9	1,458.3	1,298.2	1,203.0	1,180.7	1,235.0	1,217.8
Four years later	—	—	—	—	1,551.5	1,567.8	1,471.8	1,333.0	1,301.5	1,365.9	1,325.9
Five years later	—	—	—	—	—	1,636.9	1,524.4	1,446.0	1,375.5	1,439.8	1,408.8
Six years later	—	—	—	—	—	—	1,560.6	1,497.5	1,458.7	1,486.3	1,459.8
Seven years later	—	—	—	—	—	—	—	1,537.4	1,496.3	1,555.3	1,492.5
Eight years later	—	—	—	—	—	—	—	—	1,528.0	1,584.5	1,552.5
Nine years later	—	—	—	—	—	—	—	—	—	1,610.4	1,577.6
Ten years later	—	—	—	—	—	—	—	—	—	—	1,600.8
Net reserve re- estimated as of(3):
End of year	2,351.1	2,161.5	2,078.9	2,083.8	2,056.9	1,902.2	1,924.5	2,005.5	2,038.7	2,117.2	2,132.5
One year later	—	2,082.0	2,064.4	2,124.2	2,063.3	2,010.8	1,837.1	1,822.1	1,911.5	1,989.3	1,991.1
Two years later	—	—	2,017.4	2,115.3	2,122.5	2,028.2	1,863.3	1,781.4	1,796.8	1,902.8	1,874.3
Three years later	—	—	—	2,093.9	2,124.3	2,066.6	1,863.0	1,818.6	1,734.9	1,832.5	1,826.8
Four years later	—	—	—	—	2,121.6	2,071.1	1,893.6	1,823.5	1,762.9	1,783.7	1,780.7
Five years later	—	—	—	—	—	2,078.3	1,901.6	1,860.5	1,770.9	1,810.9	1,740.1
Six years later	—	—	—	—	—	—	1,913.4	1,871.0	1,806.8	1,824.4	1,771.3
Seven years later	—	—	—	—	—	—	—	1,883.1	1,818.3	1,856.9	1,787.5
Eight years later	—	—	—	—	—	—	—	—	1,834.7	1,867.9	1,817.1
Nine years later	—	—	—	—	—	—	—	—	—	1,886.3	1,828.8
Ten years later	—	—	—	—	—	—	—	—	—	—	1,849.9

Redundancy (deficiency), net (4,5)	$—	$79.5	$61.5	$(10.1)	$(64.7)	$(176.1)	$11.1	$122.4	$204.0	$230.9	$282.6

(1)	Sets forth the estimated net liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years; represents the estimated amount of net losses and LAE for claims arising in the current and all prior years that are unpaid at the balance sheet date, including incurred but not reported (“IBNR”) reserves.

(2)	Cumulative loss and LAE payments made in succeeding years for losses incurred prior to the balance sheet date.

(3)	Re-estimated amount of the previously recorded liability based on experience for each succeeding year; increased or decreased as payments are made and more information becomes known about the severity of remaining unpaid claims.

(4)	Cumulative redundancy or deficiency at December 31, 2005 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were re-evaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.

(5)	The following table sets forth the development of gross reserve for unpaid losses and LAE from 1996 through 2005.

DECEMBER 31	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
(In millions)
Reserve for losses and LAE:
Gross liability	$3,458.7	$3,068.6	$3,018.9	$2,961.7	$2,921.5	$2,719.1	$2,618.7	$2,597.2	$2,615.4	$2,744.1
Reinsurance recoverable	1,107.6	907.1	940.0	877.9	864.6	816.9	694.2	591.7	576.7	626.9

Net liability	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5	$2,005.5	$2,038.7	$2,117.2

One year later:
Gross re-estimated liability		$3,005.9	$2,972.2	$3,118.6	$2,926.4	$2,882.0	$2,553.4	$2,432.9	$2,472.6	$2,541.9
Re-estimated recoverable		923.9	907.8	994.4	863.1	871.2	716.3	610.8	561.1	552.6

Net re-estimated liability		$2,082.0	$2,064.4	$2,124.2	$2,063.3	$2,010.8	$1,837.1	$1,822.1	$1,911.5	$1,989.3

Two years later:
Gross re-estimated liability			$2,970.7	$3,113.5	$3,118.9	$2,913.0	$2,640.8	$2,379.6	$2,379.3	$2,424.5
Re-estimated recoverable			953.3	998.2	996.4	884.8	777.5	598.2	582.5	521.7

Net re-estimated liability			$2,017.4	$2,115.3	$2,122.5	$2,028.2	$1,863.3	$1,781.4	$1,796.8	$1,902.8

Three years later:
Gross re-estimated liability				$3,129.4	$3,146.6	$3,063.9	$2,658.0	$2,439.7	$2,305.2	$2,395.3
Re-estimated recoverable				1,035.5	1,022.3	997.3	795.0	621.1	570.3	562.8

Net re-estimated liability				$2,093.9	$2,124.3	$2,066.6	$1,863.0	$1,818.6	$1,734.9	$1,832.5

Four years later:
Gross re-estimated liability					$3,178.8	$3,088.5	$2,782.4	$2,458.4	$2,351.0	$2,336.3
Re-estimated recoverable					1,057.2	1,017.4	888.8	634.9	588.1	552.6

Net re-estimated liability					$2,121.6	$2,071.1	$1,893.6	$1,823.5	$1,762.9	$1,783.7

Five years later:
Gross re-estimated liability						$3,126.1	$2,814.1	$2,576.4	$2,368.2	$2,380.8
Re-estimated recoverable						1,047.8	912.5	715.9	597.3	569.9

Net re-estimated liability						$2,078.3	$1,901.6	$1,860.5	$1,770.9	$1,810.9

Six years later:
Gross re-estimated liability							$2,848.1	$2,619.0	$2,483.4	$2,405.0
Re-estimated recoverable							934.7	748.0	676.6	580.6

Net re-estimated liability							$1,913.4	$1,871.0	$1,806.8	$1,824.4

Seven years later:
Gross re-estimated liability								$2,649.2	$2,523.8	$2,512.6
Re-estimated recoverable								766.1	705.5	655.7

Net re-estimated liability								$1,883.1	$1,818.3	$1,856.9

Eight years later:
Gross re-estimated liability									$2,552.1	$2,551.8
Re-estimated recoverable									717.4	683.9

Net re-estimated liability									$1,834.7	$1,867.9

Nine years later:
Gross re-estimated liability										$2,579.5
Re-estimated recoverable										693.2

Net re-estimated liability										$1,886.3

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

We cede to reinsurers a portion of our risk based upon policy premiums subject to such reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based upon an ongoing review of our reinsurers’ financial statements, reported financial strength ratings from rating agencies, and the analysis and guidance of our reinsurance intermediaries, we believe that our reinsurers are financially sound.

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

Reference is made to “Reinsurance” in Note 18 on pages 105 to 107 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Reference is also made to “Reinsurance Facilities and Pools” on pages 8 and 9 of this Form 10-K.

A summary of our reinsurance programs is as follows:

2005
(in millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage, Including Non-Certified Terrorism	Certified Terrorism Coverage (as defined by TRIA)
Property catastrophe occurrence treaty
All perils, per occurrence	< $45.0 $45.0 to $410.0 > $410.0	100% 15% 100%	NA 85% NA	NA 85%: Personal lines only NA
Property catastrophe aggregate treaty (1)
All perils	< $80.0 $80.0 to $130.0 > $130.0	100% 10% 100%	NA 90% NA	NA 90%; Personal lines only NA
Property per risk treaty (2)
All perils, per risk	< $2.0 $2.0 to $50.0 > $50.0	100% NA 100%	NA 100% NA	NA 100% NA
Casualty reinsurance (3)
Each loss, per occurrence for general liability, auto liability and workers’ compensation	< $0.5 $0.5 to $1.25 $1.25 to $30.0 > $30.0	100% 60% NA 100%	NA 40% 100% NA	NA 40%; subject to annual aggregate limit 100%; subject to annual aggregate limit NA
Umbrella reinsurance (2)
Excess of loss treaty on umbrella liability coverages	< $1.0 $1.0 to $15.0 > $15.0	100% NA 100%	NA 100% NA	NA 100%; non-target risks only NA
Commercial marine reinsurance (2)
All inland and ocean marine, each occurrence	< $1.0 $1.0 to $6.0 > $6.0	100% NA 100%	NA 100% NA	NA 100%; inland marine only NA
Surety/fidelity reinsurance (2)
Excess of loss treaty on surety/fidelity business	< $2.0 $2.0 to $30.0 > $30.0	100% 15% 100%	NA 85% NA	NA NA NA

NA – Not applicable

(1)	Retention and loss amounts are variable, ranging from $80.0 million to $82.8 million and $130.0 million to $132.8 million, respectively. The property catastrophe aggregate treaty includes a per occurrence limit of $30.0 million.

(2)	The property per risk, commercial marine and surety/fidelity treaties have an annual effective date of July 1st, and the excess of loss on umbrella liability coverage is continuous. All other treaties have January 1st effective dates.

(3)	The casualty reinsurance treaty includes $5.0 million of coverage for nuclear, chemical or biological events, whether or not such events are terrorism related. Certified terrorism losses, as defined by TRIA, which are not related to nuclear, chemical or biological events are subject to an annual aggregate limit of $30.0 million.

2006
(in millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage, Including Non-Certified Terrorism	Certified Terrorism Coverage (as defined by TRIA)
Property catastrophe occurrence treaty
All perils, per occurrence	< $60.0 $60.0 to $500.0 > $500.0	100% 14% 100%	NA 86% NA	NA 86%; Personal lines only NA
Property catastrophe aggregate treaty(1)
All perils	< $90.0 $90.0 to $140.0 > $140.0	100% 10% 100%	NA 90% NA	NA 90%; Personal lines only NA
Property per risk treaty(2)
All perils, per risk	< $2.0 $2.0 to $50.0 > $50.0	100% NA 100%	NA 100% NA	NA 100% NA
Casualty reinsurance(3)
Each loss, per occurrence for general liability, auto liability and workers’ compensation	< $0.5 $0.5 to $1.25 $1.25 to $30.0 > $30.0	100% 35% NA 100%	NA 65% 100% NA	NA 65%; subject to annual aggregate limit 100%; subject to annual aggregate limit NA
Umbrella reinsurance(2)
Excess of loss treaty on umbrella liability coverages	< $1.0 $1.0 to $15.0 > $15.0	100% NA 100%	NA 100% NA	NA 100%; non-target risks only NA
Commercial marine reinsurance(2)
All inland and ocean marine, each occurrence	< $1.0 $1.0 to $6.0 > $6.0	100% NA 100%	NA 100% NA	NA 100%; inland marine only NA
Surety/fidelity reinsurance (2)
Excess of loss treaty on surety/fidelity business	< $2.0 $2.0 to $30.0 > $30.0	100% 15% 100%	NA 85% NA	NA NA NA

NA – Not applicable

(1)	Retention and loss amounts are variable, ranging from $90.0 million to $93.0 million and $140.0 million to $143.0 million, respectively. The property catastrophe aggregate treaty includes a per occurrence limit of $30.0 million.

(2)	The property per risk, commercial marine and surety/fidelity treaties have an annual effective date of July 1st and the excess of loss on umbrella liability coverage is continuous. All other treaties have January 1st effective dates.

(3)	The casualty reinsurance treaty includes $5.0 million of coverage for nuclear, chemical or biological events, whether or not such events are terrorism related. Certified terrorism losses, as defined by TRIA, which are not related to nuclear, chemical or biological events are subject to an annual aggregate limit of $30.0 million.

Under our property catastrophe occurrence treaty, for the year ended December 31, 2005, we ceded Hurricane Katrina related losses and LAE of $312.3 million under the terms of the agreement. Also, since we had exhausted our ceding limits under the treaty, we were contractually obligated to pay $27.0 million of reinsurance reinstatement premiums in 2005. This ensured that our property catastrophe occurrence treaty was available again in the event of another large catastrophe loss during the remainder of the year.

Under our property catastrophe aggregate treaty, catastrophe losses are calculated cumulatively, in the aggregate, at the end of each quarter during the term of the contract and are subject to a retention limit based on our property lines net earned premium. For the year ended December 31, 2005, we incurred losses of $19.1 million in excess of our retention limit, of which 90%, or $17.2 million, was subsequently ceded under the terms of this agreement.

We renewed both our property catastrophe occurrence and property catastrophe aggregate reinsurance treaties for approximately $52 million in 2006, which represents a 34% increase over 2005. For 2006, we increased our property catastrophe occurrence treaty coverage from $410 million to $500 million and raised our retention from $45 million to $60 million. In addition, we raised our aggregate retention in our property catastrophe aggregate treaty for 2006 from $80 million to $90 million while maintaining $50 million of coverage in excess of our retention. Reinstatement premium provisions in 2006 are consistent with those in 2005. Reduced capacity in the reinsurance market or increased pricing of reinsurance coverage could adversely affect our ability to obtain reinsurance in the future or the future cost of such reinsurance coverage.

While we exclude coverage of nuclear, chemical or biological events from the personal and commercial policies we write, we are required by law to offer this coverage in our workers’ compensation policies. We have reinsurance coverage under our casualty reinsurance treaty for losses that result from nuclear, chemical or biological events of approximately $5 million. All other treaties exclude such coverage. Further, under TRIA, our retention of losses from such events, if deemed certified terrorist events, is limited to $111.5 million and 10% of losses in excess of this limit in 2006. However, there can be no assurance that such events would not be material to our financial position or results of operations.

LIFE COMPANIES

Overview

On December 30, 2005, we sold all of the outstanding shares of capital stock of AFLIAC, a life insurance subsidiary representing approximately 95% of our run-off variable life insurance and annuity business, to The Goldman Sachs Group, Inc. (“Goldman Sachs”), pursuant to a Stock Purchase Agreement (the “Agreement”) entered into on August 22, 2005. The transaction also includes the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust (“AIT”) agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, we agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Service, Inc. (“AFIMS”), our investment advisory subsidiary, concurrently with the consummation of the fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006.

We have made various representations, warranties and covenants in the Agreement to Goldman Sachs. We have agreed to indemnify Goldman Sachs for breaches of such representations, warranties and covenants. We have also agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-sale activities of the business being transferred.

In connection with these transactions, FAFLIC will provide transition services until the earlier of eighteen months from the December 30, 2005 closing or when the operations of AFLIAC, and the reinsured FAFLIC business, can be transferred to Goldman Sachs. This transition period is currently expected to extend into the fourth quarter of 2006.

Dividends from our life insurance subsidiaries to the holding company are restricted by Massachusetts laws and regulations governing insurance companies. Any distributions require regulatory approval from the Massachusetts Commissioner of Insurance. In connection with the sale, we received approval from the Commissioner for a cash dividend of $48.6 million from FAFLIC, including the $8.6 million ceding commission received as part of the reinsurance of 100% of the variable business of FAFLIC, and for the distribution of other non-insurance subsidiaries, from which the holding company received approximately $15.4 million of additional funds.

Our Life Companies segment consists of two major components: Continuing Operations and Discontinued Operations. Our Continuing Operations segment component manages run-off blocks of traditional life insurance products (principally the Closed Block), group retirement products, our GIC business, our discontinued group life and health business, including group life and health voluntary pools (the former Corporate Risk Management Services segment), and certain non-insurance subsidiaries. This segment also included the FAFLIC variable business through the closing of the Agreement on December 30, 2005. Our Discontinued Operations segment component represents the result of operations of the AFLIAC variable business mentioned above.

For the year ended December 31, 2005, our Continuing Operations segment accounted for $185.3 million, or 7.1%, of consolidated segment revenues, and a segment loss of $18.7 million before federal income taxes.

Products

The following table reflects total reserves held, both gross and net of reinsurance recoverable, including universal life and investment-oriented contract reserves, for the segment’s major product lines, including the Closed Block (see Note 1 – Summary of Significant Accounting Policies, Closed Block on page 74 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K), for the years ended December 31, 2005 and 2004.

	Gross		Net of Reinsurance Recoverable
DECEMBER 31	2005	2004	2005	2004
(In millions)
General Account Reserves:
Insurance
Traditional life	$760.2	$821.2	$760.0	$812.8
Universal life	1.0	579.8	—	0.4
Variable universal life(1)	32.9	242.9	—	231.5
Individual health	18.7	257.9	0.4	0.6

Total insurance	812.8	1,901.8	760.4	1,045.3

Annuities
Individual annuities(1)	113.5	1,378.0	15.7	1,367.5
Group annuities	400.7	428.7	395.5	423.4

Total annuities	514.2	1,806.7	411.2	1,790.9

Guaranteed investment contracts	30.3	30.0	30.3	30.0

Total general account reserves(2)	$1,357.3	$3,738.5	$1,201.9	$2,866.2

Trust instruments supported by funding obligations	$294.3	$1,126.0	$294.3	$1,126.0

Separate Account Liabilities:
Insurance
Variable universal life	$70.2	$1,053.6	$70.2	$1,053.6
Annuities
Variable individual annuities	405.5	9,315.1	405.5	9,315.1
Group annuities	96.2	86.3	96.2	86.3

Total annuities	501.7	9,401.4	501.7	9,401.4

Total separate account liabilities(3)	$571.9	$10,455.0	$571.9	$10,455.0

(1)	Effective December 30, 2005, variable universal life and individual annuity reserves totaling $124.6 million were ceded to AFLIAC from FAFLIC in conjunction with a coinsurance agreement.

(2)	Excludes reserves related to our discontinued operations in our former CRMS segment (see “Discontinued Operations – Group Life and Health” in Note 16 – Segment Information on pages 103 to 105 of the Notes to the Consolidated Financial Statements and Supplementary Data of this Form 10-K).

(3)	Effective December 30, 2005, separate account liabilities of $465.7 million are subject to a modified coinsurance agreement with AFLIAC.

Traditional Products

The primary insurance products we previously offered in this segment include traditional life insurance products, such as whole life and universal life. In addition, our insurance products included fixed annuities and retirement plan funding products.

Retirement Products

We provided consulting and investment services to defined benefit retirement plans of corporate employers, to which we continue to provide investment services for a small number of qualified pension and profit sharing plans. We also continue to manage annuity accounts for participants of defined benefit plans whose retirement benefits were purchased for them by their defined benefit plan sponsor. We are no longer actively soliciting new business.

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

In 2005, $831.4 million of these funding agreements matured while in 2004, we retired $185.2 million of funding agreements at discounts through open market purchases. At December 31, 2005, the Company held $324.6 million of these long-term funding agreements, of which approximately 90% will mature in 2006.

Accident and Health Assumed Reinsurance Pools Business

We previously participated in approximately 40 assumed accident and health reinsurance pools and arrangements. We ceased writing new premiums in this business in 1998, subject to certain contractual obligations. This reinsurance business was included in our former Corporate Risk Management Services segment, which was discontinued in 1999. The reinsurance pool business consisted primarily of direct and assumed medical stop loss, the medical and disability portions of workers’ compensation risks, small group managed care, long-term disability and long-term care pools, student accident and special risk business. We are currently monitoring and managing the run-off of our related participation in the 25 pools with remaining liabilities.

We both reinsured business from these pools and arrangements, as well as ceded business to other reinsurers that we assumed from these pools and arrangements. Accordingly, we have established reserves for claims and expenses related to this discontinued accident and health assumed reinsurance pool business. Our total reserves were $247.1 million at December 31, 2005. Our total amount recoverable from third party reinsurers was $187.5 million at December 31, 2005. Although there have been no results in our Consolidated Statements of Income relating to our accident and health assumed reinsurance pools business since we discontinued this business in 1999, should we incur any additional losses from these pools, they would be reflected in discontinued operations.

Competition

We are no longer competing for new business in this segment. Our focus is now on managing our existing portfolio of proprietary insurance product assets.

Distribution

We are no longer distributing products in this segment. Our focus is now on managing our existing portfolio of proprietary insurance product assets.

General Account Reserves

We have established liabilities for policyholders’ account balances and future policy benefits, included in the Consolidated Balance Sheets, to meet obligations on various policies and contracts. Reserves for policyholders’ account balances for universal life and investment-type policies are equal to cumulative account balances consisting of deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the net level premium method, which utilizes assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation). These reserves were established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. We periodically review both reserve assumptions and policyholder liabilities.

Regulation of Life Insurance and Broker-Dealer Subsidiaries

Our life insurance subsidiary is subject to the laws and regulations of Massachusetts governing insurance companies, and to the insurance laws and regulations of the various jurisdictions where they are licensed to operate. The extent of regulation varies, although most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, reserves, reinsurance and capital adequacy, and the business conduct of insurers. Reference is made to “Liquidity and Capital Resources” on pages 56 to 58 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 15 – Dividend Restrictions on pages 102 and 103 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

The securities industry is subject to extensive regulation under federal and state law. In general, broker-dealers are required to register with the Securities and Exchange Commission (“SEC”) and to be members of the National Association of Securities Dealers (“NASD”). As such, we are subject to the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of the NASD. These regulations establish, among other things, minimum net capital requirements for the related operating subsidiaries, and regulate sales and compensation practices. We are also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

In addition, we are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, “revenue sharing” and other matters, and regulatory inquiries into compensation arrangements with brokers and agents. A number of companies have announced settlements of enforced actions related to such matters with various regulatory agencies, including the SEC, which has included a range of monetary penalties and restitution. Reference is made to “Contingencies and Regulatory Matters” on pages 59 and 60 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 21 – Commitments and Contingencies on pages 110 and 111 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Reinsurance

Consistent with the general practice in the life insurance industry, we have reinsured portions of the coverage provided by our insurance products with other insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. In addition, we maintain coinsurance agreements to reinsure substantially all of our variable life insurance and insurance annuity business (see Significant Transaction on pages 54 and 55 of Management’s Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K), individual disability income business and yearly renewable term business. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. We maintain a gross reserve for reinsurance liabilities. We ceded 18.7% of our statutory individual life insurance premiums in 2005.

We have entered into reinsurance treaties primarily with highly rated reinsurers. Our policy is to use reinsurers who have received an A.M. Best rating of “A- (Excellent)” or better, with the exception of AFLIAC whose A.M. Best rating is B+ (Very Good). We believe that we have established appropriate reinsurance coverage based on our net retained insured liabilities compared to our surplus. Based on a review of our reinsurers’ financial positions and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound.

INVESTMENT PORTFOLIO

We held $6.7 billion of investment assets at December 31, 2005. These investments are generally of high quality and are broadly diversified across asset classes and individual investment risks. The major categories of investment assets are: fixed maturities, which includes both investment grade and below investment grade public and private debt securities; equity securities; mortgage loans, principally on commercial properties; policy loans and other long-term investments. The remainder of investment assets is comprised of cash and cash equivalents.

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

We have developed an asset/liability management approach tailored to specific insurance, investment product and income objectives. The investment assets are managed in approximately 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. We develop investment guidelines for each portfolio segment consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Specific investments frequently meet the requirements of, and are acquired by, more than one investment portfolio. We have a general policy of diversifying investments both within and across all portfolios. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of mortgages, property types and geographic locations. All investments held by our insurance subsidiaries are subject to diversification requirements under insurance laws.

Consistent with this asset/liability management approach, portfolio managers maintain close working relationships with the managers of related product lines within the Property and Casualty group and Life Companies segment.

Reference is made to “Investment Portfolio” on pages 43 to 45 and “Derivative Instruments” on pages 45 and 46 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

RATING AGENCIES

Insurance companies are rated by rating agencies to provide both industry participants and insurance consumers information on specific insurance companies. Higher ratings generally indicate the rating agencies’ opinion regarding financial stability and a stronger ability to pay claims.

We believe that strong ratings are important factors in marketing our products to our agents and customers, since rating information is broadly disseminated and generally used throughout the industry. We believe that a rating of “A-”or higher from A.M. Best Co. is particularly important for our business. Insurance company financial strength ratings are assigned to an insurer based upon factors deemed by the rating agencies to be relevant to policyholders and are not directed toward protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security.

See “Rating Agency Actions” on pages 61 and 62 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

EMPLOYEES

We have approximately 4,100 employees located throughout the United States as of December 31, 2005. We believe our relations with employees and agents are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors and Executive Officers of the Registrant” in Part III, item 10 on page 114 of this Form 10-K.

AVAILABLE INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, periodic information on Form 8-K, our proxy statement, our variable product filings and other required information with the SEC. Shareholders may read and copy any materials on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, http://www.sec.gov, which contains reports, proxy and information statements and other information with respect to our filings.

Our website address is http://www.hanover.com. We make available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, our Code of Conduct is also available, free of charge, on our website. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers granted to our Chief Executive Officer, Chief Financial Officer or Controller, or any amendments to our Code will be posted on our website as required by law or rules of the New York Stock Exchange. Our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Committee of Independent Directors and Nominating and Corporate Governance Committee are available on our website. All documents are also available in print to any shareholder who requests them.

ITEM 1A — RISK FACTORS

Reference is made to “Risks and Forward-Looking Statements” on pages 62 to 64 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Exhibit 99-2, “Important Factors Regarding Forward-Looking Statements” on this Form 10-K.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

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

We continue to vigorously defend this matter, and regard plaintiffs’ claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in our view, these purported lost profits would not have been earned because of various actions taken by us, the investment management industry and regulators to deter or eliminate market timing, including the implementation of “fair value” pricing.

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position. Although AFLIAC was sold to Goldman Sachs on December 30, 2005 we have indemnified AFLIAC and Goldman Sachs with respect to this litigation. However, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. A trial date for the damage phase of the litigation has not been set.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. Prior to December 1, 2005, our common stock was traded on the New York Stock Exchange under the symbol “AFC”. On February 28, 2006, we had 34,217 shareholders of record and 53,115,822 shares outstanding. On the same date, the trading price of our common stock was $48.45 per share.

COMMON STOCK PRICES AND DIVIDENDS

	High	Low	Dividends
2005
First Quarter	$36.50	$30.27	—
Second Quarter	$37.29	$32.85	—
Third Quarter	$42.11	$37.13	—
Fourth Quarter	$42.03	$37.20	$0.25
2004
First Quarter	$38.25	$30.84	—
Second Quarter	$36.10	$30.71	—
Third Quarter	$34.61	$26.05	—
Fourth Quarter	$33.00	$25.45	—

2005 DIVIDEND SCHEDULE

On October 18, 2005, the Board of Directors declared a $0.25 cash dividend, which was paid on December 12, 2005 to shareholders of record as of November 28, 2005. No dividends were paid to shareholders in 2004. The payment of future dividends on our common stock will be a business decision made by the Board of Directors from time to time based upon our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” on pages 56 to 58 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 – Dividend Restrictions on pages 102 and 103 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2005	—	$—	—	—
November 1 – 30, 2005	—	—	—	—
December 1 – 31, 2005	—	—	—	—

Total	—	$—	—	—

ITEM 6 — SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL HIGHLIGHTS

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003	2002	2001
(In millions, except per share data)
Statements of Income
Revenues
Premiums	$2,198.2	$2,288.6	$2,282.3	$2,320.1	$2,254.7
Fees and other income	80.9	83.1	169.2	207.1	185.7
Net investment income	321.4	329.3	363.9	502.4	573.8
Net realized investment gains (losses)	23.8	16.1	15.1	(126.1)	(122.3)

Total revenues	2,624.3	2,717.1	2,830.5	2,903.5	2,891.9

Benefits, Losses and Expenses
Policy benefits, claims, losses and loss adjustment expenses	1,703.1	1,646.7	1,783.2	1,941.0	2,034.6
Policy acquisition expenses	465.2	477.0	467.7	463.9	396.6
Losses (gains) from retirement of funding agreements and trust instruments supported by funding obligations	—	0.2	(5.7)	(102.6)	—
(Income) loss from sale of universal life business	—	—	(5.5)	31.3	—
Restructuring costs	2.1	8.5	28.7	14.8	2.7
Losses (gains) on derivative instruments	2.3	0.6	1.9	(40.3)	35.2
Loss from selected property and casualty exited agencies, policies, groups and programs	—	—	—	—	68.3
Voluntary pool losses	—	—	—	—	33.0
Other operating expenses	380.3	439.6	500.0	465.4	437.2

Total benefits, losses and expenses	2,553.0	2,572.6	2,770.3	2,773.5	3,007.6

Income (loss) from continuing operations before federal income taxes	71.3	144.5	60.2	130.0	(115.7)
Federal income tax (benefit) expense	(5.2)	(0.8)	3.9	(1.4)	(88.2)

Income (loss) from continuing operations before minority interest	76.5	145.3	56.3	131.4	(27.5)
Minority interest (2)	—	—	—	(16.0)	(16.0)

Income (loss) from continuing operations	76.5	145.3	56.3	115.4	(43.5)
Discontinued Operations:
Income (loss) from operations of discontinued business, net of taxes	42.7	37.2	30.6	(417.8)	43.6
Loss on disposal of variable life insurance and annuity business, net of taxes	(444.4)	—	—	—	—

(Loss) income from discontinued operations	(401.7)	37.2	30.6	(417.8)	43.6

(Loss) income before cumulative effect of change in accounting principle	(325.2)	182.5	86.9	(302.4)	0.1
Cumulative effect of change in accounting principle	—	(57.2)	—	(3.7)	(3.2)

Net (loss) income	$(325.2)	$125.3	$86.9	$(306.1)	$(3.1)

(Loss) earnings per common share (diluted) (1)	$(6.02)	$2.34	$1.63	$(5.79)	$(0.06)
Dividends declared per common share (diluted)	$0.25	$—	$—	$—	$0.25

Balance Sheets (at December 31)
Total assets	$10,634.0	$23,810.1	$25,510.1	$26,627.0	$30,336.1
Long-term debt (2)	508.8	508.8	499.5	199.5	199.5
Total liabilities	8,682.7	23,470.6	23,289.9	24,254.8	27,645.0
Minority interest (2)	—	—	—	300.0	300.0
Shareholders’ equity	1,951.3	2,339.5	2,220.2	2,072.2	2,391.1

(1)	Per share data for the year ended December 31, 2002 represents basic loss per share due to antidilution.

(2)	In 2005, 2004 and 2003, long-term debt includes the mandatorily redeemable preferred securities of a subsidiary trust (Minority interest) in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”). Preferred dividends associated with these instruments have been reflected in interest expense, which is included in other operating expenses, in 2005, 2004 and 2003. Reclassification of prior year amounts is not permitted under Statement No. 150.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	25

Executive Overview	25

Description of Operating Segments	25-26

Results of Operations	26-29

Segment Income	27-28

Other Items	28-29

Segment Results	30-42

Property and Casualty	30-40

Life Companies	40-42

Investment Portfolio	43-45

Derivative Instruments	45-46

Market Risk and Risk Management Policies	46-51

Income Taxes	51-52

Critical Accounting Estimates	52-54

Significant Transaction	54-55

Statutory Capital of Insurance Subsidiaries	55-56

Liquidity and Capital Resources	56-58

Off–Balance Sheet Arrangements	59

Contingencies and Regulatory Matters	59-60

Rating Agency Actions	61-62

Recent Developments	62

Risks and Forward-Looking Statements	62-64

Glossary of Selected Insurance Terms	64-66

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of The Hanover Insurance Group, Inc., formerly known as “Allmerica Financial Corporation”, (“the holding company”) and subsidiaries (“THG”) should be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere herein.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; and First Allmerica Financial Life Insurance Company (“FAFLIC”), our life insurance and annuity company, and certain other insurance and non-insurance subsidiaries. Our results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) through December 30, 2005. On December 30, 2005, we completed the sale of AFLIAC and the reinsurance of 100% of the variable life insurance and annuity business of FAFLIC (see Significant Transaction on pages 54 and 55 of this Form 10-K for further information) to The Goldman Sachs Group, Inc. and its subsidiaries (“Goldman Sachs”). The results of AFLIAC’s variable life insurance and annuity operations that were sold are reported as discontinued operations. Hanover and Citizens are domiciled in the states of New Hampshire and Michigan, respectively, while FAFLIC is domiciled in Massachusetts.

EXECUTIVE OVERVIEW

On December 30, 2005, we sold our run-off variable life insurance and annuity business to Goldman Sachs. The transaction included the sale of AFLIAC, through a stock purchase agreement. In addition, AFLIAC assumed, via a reinsurance agreement, 100% of the remaining variable business held by FAFLIC, in effect transferring all of our variable life insurance and annuity business to Goldman Sachs. As a result of this transaction, we recognized a $444.4 million loss (see Significant Transaction on pages 54 and 55 of this Form 10-K for further information).

In the third quarter of 2005, the property and casualty industry was significantly and adversely affected by the damage and devastation caused by Hurricane Katrina. This catastrophe placed unprecedented demands on both the industry and THG. We estimate our after-tax loss from this catastrophe to be approximately $162 million, or $3.00 per share. The after-tax loss of $162 million is net of reinsurance and includes the cost of reinsurance reinstatement premiums and loss adjustment expense, as well as an estimate for the Louisiana Fair Plan assessment. Approximately two-thirds of the losses sustained relate to our commercial lines business and one-third is attributed to our personal lines business.

In our personal lines business, we continue to make investments that are intended to maintain profitability, build a distinctive position in the market and prepare Citizens and Hanover for profitable growth in 2006. We are focused on expanding our distribution capabilities by writing more business with our best agents and developing new relationships with agents in states where we conduct business. We are also focused on enhancing our service capabilities. At the same time, we are making significant investments to strengthen our product offerings, including the introduction of a new multivariate auto product, Connections Auto, in selected states. We will continue to introduce Connections Auto in additional states throughout 2006. We believe the introduction of this new product will help us to deepen and expand our distribution network.

During 2005, we continued to invest in our commercial lines business, beginning with building and maintaining our relationships with key agents in each of our territories. We are further developing our product portfolio and specialty lines expertise in our commercial lines business as we target the small and first-tier middle markets, which represents clients whose premiums are generally below $200,000. We are expanding our businessowner’s policy to accommodate a broader spectrum of risks and larger accounts. We also continue to enhance our inland marine, bond and umbrella programs, which on average are expected to offer higher margins over time and enable us to deliver a complete product portfolio to our agents and policyholders in our target market.

During 2005, our property and casualty group’s segment earnings decreased compared to the prior year primarily due to unusually high catastrophe losses in both our Personal Lines and Commercial Lines segments primarily as a result of Hurricane Katrina, and to a lesser extent, Hurricane Rita. Partially offsetting these losses was an increase in favorable development on prior year’s loss and loss adjustment expense (“LAE”) reserve and a decrease in underwriting expenses.

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

As a result of the aforementioned sale of our variable life insurance and annuity business, our Life Companies segment, which is in run-off, now consists primarily of a block of traditional life insurance products (principally the Closed Block), our guaranteed investment contract (“GIC”) business and certain group retirement products, as well as certain non-insurance subsidiaries. Assets and liabilities related to our reinsured variable life insurance and annuity business, as well as our discontinued group life and health business, including group life and health voluntary pools, are also reflected in this segment.

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our junior subordinated debentures and our senior debentures.

Results of Operations

Our consolidated net income includes the results of our four operating segments (segment income), which we evaluate on a pre-tax basis and our interest expense on corporate debt. In addition, segment income excludes certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, including net gains or losses on certain derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by identifying net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

Our consolidated net loss was $325.2 million in 2005, compared to net income of $125.3 million in 2004. The decrease in 2005 of $450.5 million resulted primarily from a $444.4 million loss on the disposal of our variable life insurance and annuity business, as well as a decrease in segment results in our property and casualty business. The decrease from our property and casualty business was primarily due to increased catastrophe losses from Hurricane Katrina, and to a lesser extent, Hurricane Rita. Net income in 2004 included the effect of the implementation of Statement of Position 03-01, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), which resulted in an after-tax charge of $57.2 million as well as a $30.4 million favorable federal income tax settlement.

Our consolidated net income increased in 2004, to $125.3 million, compared to $86.9 million in 2003. The increase of $38.4 million resulted primarily from a $80.5 million improvement in our property and casualty segment income. Also contributing to the increase in net income was a $30.4 million favorable federal income tax settlement and a $20.2 million reduction in restructuring costs. These favorable items were partially offset by an after-tax charge of $57.2 million related to the implementation of SOP 03-1, and an increase in federal income tax expense of $25.7 million. Life Companies segment income also decreased $8.1 million.

The following table reflects segment income (loss) and a reconciliation to income of the total of our reportable segments’ income (loss) for each year and is determined in accordance with Statement of Accounting No. 131, Disclosures about Segments of an Enterprise and Related information, to consolidated net (loss) income.

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Segment income (loss) before federal income taxes:
Property and Casualty
Personal Lines	$143.2	$134.6	$34.3
Commercial Lines	(35.0)	58.0	98.7
Other Property and Casualty	5.5	5.4	(15.5)

Total Property and Casualty	113.7	198.0	117.5
Life Companies	(18.7)	(22.3)	(14.2)
Interest expense on corporate debt	(39.9)	(39.9)	(39.9)

Total segment income	55.1	135.8	63.4
Federal income tax expense on segment income	(1.0)	(26.6)	(3.9)
Change in prior years tax reserves	2.3	—	—
Federal income tax settlement	9.5	30.4	—
Net realized investment gains, net of deferred acquisition cost amortization	18.6	16.1	12.8
(Losses) gains on derivative instruments	(0.3)	1.3	1.5
(Losses) gains from retirement of funding agreements and trust instruments supported by funding obligations	—	(0.2)	5.7
Restructuring costs	(2.1)	(8.5)	(28.7)
Income from sale of universal life business	—	—	5.5
Federal income tax (expense) benefit on non-segment items	(5.6)	(3.0)	—

Income from continuing operations, net of taxes	76.5	145.3	56.3
Discontinued operations:
Income from discontinued variable life insurance and annuity business, net of taxes	42.7	37.2	30.6
Loss from disposal of variable life insurance and annuity business, net of taxes	(444.4)	—	—

(Loss) income before cumulative effect of change in accounting principle	(325.2)	182.5	86.9
Cumulative effect of change in accounting principle, net of taxes	—	(57.2)	—

Net (loss) income	$(325.2)	$125.3	$86.9

SEGMENT INCOME

2005 Compared to 2004

The Property and Casualty group’s segment income decreased $84.3 million, or 42.6%, to $113.7 million for the year ended December 31, 2005, compared to $198.0 million in 2004. In 2005, we experienced significant catastrophe losses due primarily to Hurricane Katrina, and to a lesser extent, Hurricane Rita. As a result, segment income was negatively impacted by $303.9 million of catastrophe related activity, which includes $27.0 million of reinsurance reinstatement premiums resulting from Hurricane Katrina, in 2005. Catastrophe losses for the year ended December 31, 2004 were $99.3 million primarily resulting from several hurricanes in the Southeast. Excluding the impact of all catastrophe related activity, our Property and Casualty group’s segment income would have increased $120.3 million for the year ended December 31, 2005, compared to 2004. Segment income was positively affected as compared to 2004 by an increase of $65.0 million of favorable development on prior years’ loss and LAE reserves. Also positively affecting segment income was an estimated $29 million of improved current accident year underwriting results. In addition, underwriting expenses decreased $27.4 million primarily due to lower contingent commissions and a one-time reduction in expenses due to a premium tax credit associated with our participation in an involuntary pool.

Life Companies’ segment loss was $18.7 million for the year ended December 31, 2005, compared to a loss of $22.3 million during the same period in 2004. This improvement of $3.6 million was primarily the result of lower expenses due to the run-off of our continuing life business partially offset by a $4.3 million provision for a Securities and Exchange Commission (“SEC”) investigation related to market timing (see Contingencies and Regulatory Matters on pages 59 and 60 of this Form 10-K).

Our federal income tax expense on segment income was a $1.0 million in 2005 compared to an expense of $26.6 million in 2004. The change in federal income tax expense is primarily due to lower segment income in 2005, offset, in part, by a reduced level of tax-exempt interest income in 2005.

2004 Compared to 2003

Segment income for the Property and Casualty group increased $80.5 million, or 68.5%, to $198.0 million for the year ended December 31, 2004, compared to $117.5 million in 2003. Segment income includes catastrophe losses of $99.3 million in 2004, compared to $59.4 million in 2003. Catastrophe losses were higher in 2004, as compared to 2003, due to four hurricanes in the Southeast. During 2003, however, we recorded a charge of $21.9 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool that we exited in 1996. Excluding this charge and the impact of the increase in catastrophe losses, segment income would have increased $98.5 million as compared to 2003. Segment income was positively affected by an estimated $112 million of improved current accident year loss performance due to net premium rate increases across all principal product lines and to a decrease in non-catastrophe claims activity primarily in personal lines. Additionally, development on prior years’ loss and LAE reserves improved by $33.0 million, excluding the pool charge described above. These favorable items were partially offset by an increase in policy acquisition and other operating expenses of $38.1 million.

Life Companies’ segment loss was $22.3 million for the year ended December 31, 2004, compared to a segment loss of $14.2 million during the same period in 2003. This increase in loss was primarily the result of lower interest margins on GICs, primarily from higher swap contract expenses, an increase in corporate overhead costs related to the discontinued variable life insurance and annuity business, as well as lower net investment income resulting from a decline in partnership income. These were partially offset by improved results due to the continued run-off of our broker-dealer operations and from certain non-insurance subsidiaries, as well as $11.5 million of asset impairments recorded in 2003 related to our discontinued retail brokerage operations.

Our federal income tax expense on segment income was $26.6 million for 2004, compared to $3.9 million in 2003. This increase in federal income tax expense is primarily related to the higher segment income, as well as lower tax-exempt interest in 2004.

OTHER ITEMS

During 2005, we recorded a benefit of $2.3 million due to a reduction in our federal income tax reserves resulting from ongoing Internal Revenue Service audits. In 2005 and 2004, we recorded income tax benefits of $9.5 million and $30.4 million, respectively, relating to federal income tax settlements for prior years (see Income Taxes on pages 51 and 52 of this Form 10-K for further information).

Net realized investment gains, net of deferred acquisition cost amortization, were $18.6 million in 2005, primarily due to $33.4 million of gains recognized from the sale of approximately $1.2 billion of fixed maturities. Partially offsetting these gains were $9.3 million of impairments, primarily related to fixed maturities and $1.0 million of losses related to the termination of certain derivative instruments. During 2004, net realized investment gains, net of deferred acquisition cost amortization, were $16.1 million, primarily due to $29.1 million of gains from the sale of $735.3 million of fixed maturities. Partially offsetting these gains were losses of $9.7 million related to the termination of certain derivative instruments and $6.3 million of impairments primarily due to fixed maturities. During 2003, net realized investment gains, net of deferred acquisition cost amortization, were $12.8 million primarily resulting from $60.9 million of gains from the sale of approximately $1.0 billion of fixed maturities. These gains were partially offset by impairments of $40.2 million, primarily related to fixed maturities.

Losses on derivative instruments were $0.3 million in 2005 as compared to gains on derivative instruments of $1.3 million in 2004 and $1.5 million in 2003. The changes in net gains on derivative instruments in 2005, 2004 and 2003 resulted from derivative activity that does not meet the requirements of hedge accounting.

In 2004, we retired $185.2 million of long-term funding agreement obligations, resulting in a loss of $0.2 million, as compared to a gain of $5.7 million in 2003 from the retirement of $78.8 million of long-term funding agreement obligations.

In 2004, we ceased certain employee and affinity group businesses and restructured certain commercial lines operations in our Property and Casualty group and recognized $3.2 million in expenses related to this effort. In 2003, we ceased our retail operations related to our broker-dealer in our Life Companies segment. In 2005, 2004 and 2003, we recognized expenses of $2.1 million, $5.3 million and $28.7 million, respectively, primarily as a result of this restructuring effort. These restructuring costs consisted of severance and other employee-related expenses, as well as the cancellation of certain lease agreements and contracted services.

During 2003, we recognized income of $5.5 million from the settlement of post-closing items related to the December 2002 sale of our universal life insurance business through a 100% coinsurance agreement.

In 2005, we completed the sale of our variable life insurance and annuity business (see Significant Transaction on pages 54 and 55 of this Form 10-K for further information). In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”), we have reflected the results of our AFLIAC variable life insurance and annuity business as a discontinued operation. As such, we have restated prior year balances related to this business as discontinued operations. We recognized income of $42.7 million from the discontinued variable life insurance and annuity business in 2005, compared to $37.2 million in 2004 and $30.6 million in 2003. Also, in 2005, we recorded a loss of $444.4 million related to the aforementioned sale of our variable life insurance and annuity business (see Life Companies – Discontinued Operations on page 41 of this Form 10-K for a further discussion of this business.)

During 2004, we adopted SOP 03-1, which resulted in a charge of $57.2 million, net of taxes. The charge results from new requirements for recognizing guaranteed minimum death benefit and guaranteed minimum income benefit reserves based on various assumptions, including estimates of future market returns and expected contract persistency.

Net income (loss) includes the following items by segment:

2005
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Change in prior years tax reserves	$—	$—	$—	$2.3	$2.3
Federal income tax settlement	—	—	—	9.5	9.5
Net realized investment gains, net of deferred acquisition cost amortization (1)	2.6	2.6	2.4	11.0	18.6
Losses on derivative instruments	—	—	—	(0.3)	(0.3)
Restructuring costs	—	—	—	(2.1)	(2.1)
Income from discontinued variable life insurance and annuity business, net of taxes	—	—	—	42.7	42.7
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(444.4)	(444.4)

2004
Federal income tax settlement	$—	$—	$—	$30.4	$30.4
Net realized investment gains (losses), net of deferred acquisition cost amortization (1)	7.7	7.8	4.7	(4.1)	16.1
Gains on derivative instruments	—	—	—	1.3	1.3
Loss from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	(0.2)	(0.2)
Restructuring costs	(1.2)	(2.0)	—	(5.3)	(8.5)
Income from discontinued variable life insurance and annuity business, net of taxes	—	—	—	37.2	37.2
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(57.2)	(57.2)

2003
Net realized investment gains (losses), net of deferred acquisition cost amortization (1)	$5.5	$5.5	$(3.3)	$5.1	$12.8
Losses on derivative instruments	—	—	—	1.5	1.5
Gains from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	5.7	5.7
Restructuring costs	—	0.3	—	(29.0)	(28.7)
Income from sale of universal life business	—	—	—	5.5	5.5
Income from discontinued variable life insurance and annuity business, net of taxes	—	—	—	30.6	30.6

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.

(2)	Includes corporate eliminations.

SEGMENT RESULTS

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

PROPERTY AND CASUALTY

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Net premiums written	$2,150.4	$2,236.2	$2,234.2

Net premiums earned	2,161.3	2,249.1	2,240.4
Net investment income	209.1	196.9	185.5
Other income	51.9	52.7	55.7

Total segment revenues	2,422.3	2,498.7	2,481.6

Losses and LAE	1,596.9	1,552.0	1,653.5
Policy acquisition expenses	458.5	470.1	457.6
Other operating expenses	253.2	278.6	253.0

Total losses and operating expenses	2,308.6	2,300.7	2,364.1

Segment income	$113.7	$198.0	$117.5

The following table summarizes the impact of catastrophes on results for the years ended December 31, 2005, 2004 and 2003:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Hurricane Katrina:
Losses	$216.8	$—	$—
LAE	5.9	—	—
Reinstatement premiums	27.0	—	—

Total impact of Katrina	249.7	—	—
Other	54.2	99.3	59.4

Pretax catastrophe effect	$303.9	$99.3	$59.4

2005 Compared to 2004

The Property and Casualty group’s segment income decreased $84.3 million, or 42.6%, to $113.7 million for the year ended December 31, 2005, compared to $198.0 million in 2004. In 2005, we experienced significant catastrophe losses due primarily to Hurricane Katrina, and to a lesser extent, Hurricane Rita. As a result, segment income was negatively impacted by $303.9 million of catastrophe related activity, which includes $27.0 million of reinsurance reinstatement premiums resulting from Hurricane Katrina, in 2005. Catastrophe losses for the year ended December 31, 2004 were $99.3 million, primarily resulting from several hurricanes in the Southeast. Excluding the impact of all catastrophe related activity, our Property and Casualty group’s segment income would have increased $120.3 million for the year ended December 31, 2005, compared to 2004. Segment income was positively affected by an increase of $65.0 million of favorable development on prior years’ loss and LAE reserves, to $79.5 million for the year ended December 31, 2005, from $14.5 million of favorable development in the same period of 2004. Also positively affecting segment income was an estimated $29 million of improved current accident year underwriting results, primarily due to favorable loss performance in both our personal and commercial lines business. In addition, underwriting expenses decreased $27.4, million primarily due to lower contingent commissions, reflecting a change in the agency commission program, to lower employee related expenses and to a one-time reduction in expenses due to a premium tax credit associated with our participation in an involuntary pool.

2004 Compared to 2003

Segment income from our Property and Casualty group increased $80.5 million, or 68.5%, to $198.0 million for the year ended December 31, 2004, compared to $117.5 million in 2003. In 2004, catastrophe losses were $99.3 million, compared to $59.4 million in 2003. Catastrophe losses in 2004 included four significant hurricanes in the Southeast. During 2003, however, we recorded a charge of $21.9 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996. Excluding this charge and the impact of the increase in catastrophe losses, segment income would have increased $98.5 million in 2004, as compared to the same period in 2003. Segment income was positively affected by an estimated $112 million of improved current accident year loss performance due to net premium rate increases across all principal product lines and a decrease in non-catastrophe claims activity primarily in personal lines. Net premium rate increases reflect rate actions, discretionary pricing adjustments, inflation and changes in exposure, net of the estimated impact of loss inflation and policy acquisition costs. Additionally, development on prior years’ loss and loss adjustment expense reserves improved $33.0 million, from $18.5 million of adverse development for the year ended December 31, 2003, excluding the pool charge described above, to $14.5 million of favorable development for the year ended December 31, 2004. These favorable items were partially offset by an increase in policy acquisition and other operating expenses of $38.1 million due to higher contingent commissions, employee-related expenses and technology costs.

UNDERWRITING RESULTS

We report underwriting results using GAAP. We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group.

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

FOR THE YEARS ENDED DECEMBER 31
	2005			2004			2003
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)	Catastrophe loss ratios (2)	GAAP Net Premiums Written	GAAP Loss Ratios (1)	Catastrophe loss ratios (2)	GAAP Net Premiums Written	GAAP Loss Ratios (1)	Catastrophe loss ratios (2)
Personal Lines:
Personal automobile	$937.4	60.2	0.4	$1,033.2	63.9	0.2	$1,098.2	72.3	0.2
Homeowners	387.6	59.9	20.4	413.6	54.4	11.3	396.7	60.1	8.5
Other personal	38.0	50.3	14.6	40.5	57.5	4.5	42.9	42.2	2.5

Total Personal Lines	1,363.0	59.9	6.5	1,487.3	61.2	3.3	1,537.8	68.4	2.3

Commercial Lines:
Workers’ compensation	119.6	81.5	—	124.9	80.0	—	122.8	92.4	—
Commercial automobile	193.1	47.8	0.6	186.3	48.5	0.1	171.3	49.0	0.2
Commercial multiple peril	323.8	83.7	43.2	332.2	58.9	14.8	314.2	52.2	6.0
Other commercial	150.7	64.3	29.8	105.3	41.6	1.0	87.8	37.7	4.8

Total Commercial Lines	787.2	71.3	23.4	748.7	57.6	6.8	696.1	56.8	3.3

Total	$2,150.2	64.1	12.5	$2,236.0	60.1	4.4	$2,233.9	65.9	2.7

FOR THE YEARS ENDED DECEMBER 31
	2005			2004			2003
(In millions, except ratios)	GAAP LAE Ratio	GAAP Expense Ratio (4)	GAAP Combined Ratio (3)	GAAP LAE Ratio	GAAP Expense Ratio (4)	GAAP Combined Ratio (3)	GAAP LAE Ratio	GAAP Expense Ratio (4)	GAAP Combined Ratio (3)
Personal Lines	9.7	28.3	97.9	8.5	28.6	98.3	8.6	27.4	104.4
Commercial Lines	10.0	36.9	118.2	9.8	38.5	105.9	6.7	36.5	100.0
Total	9.8	31.3	105.2	9.0	31.8	100.9	8.0	30.3	104.2

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.

(2)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.

(3)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include catastrophe losses. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio. Our GAAP combined ratios include the impact of reinsurance reinstatement premiums, resulting from Hurricane Katrina, which represented increases of 1.3%, 1.3% and 1.3% to our Personal Lines, Commercial Lines and Total GAAP combined ratios, respectively, for the year ended December 31, 2005.

(4)	Includes policyholders’ dividends.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

FOR THE YEAR ENDED DECEMBER 31, 2005
(In millions)
	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit, excluding prior year reserve development and catastrophes	$98.4	$11.1	$0.6	$110.1
Prior year reserve development favorable (unfavorable)	42.4	41.2	(4.1)	79.5
Pretax catastrophe effect	(110.7)	(193.2)	—	(303.9)

GAAP underwriting profit (loss)	30.1	(140.9)	(3.5)	(114.3)
Net investment income (1)	102.6	101.4	5.1	209.1
Other income	15.5	13.0	23.4	51.9
Other operating expense	(5.0)	(8.5)	(19.5)	(33.0)

Segment income (loss)	$143.2	$(35.0)	$5.5	$113.7

FOR THE YEAR ENDED DECEMBER 31, 2004
(In millions)
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$66.1	$(1.3)	$(0.1)	$64.7
Prior year reserve development favorable (unfavorable)	10.4	7.7	(3.6)	14.5
Pretax catastrophe effect	(49.8)	(49.5)	—	(99.3)

GAAP underwriting profit (loss)	26.7	(43.1)	(3.7)	(20.1)
Net investment income (1)	97.1	97.6	2.2	196.9
Other income	16.1	12.1	24.5	52.7
Other operating expense	(5.3)	(8.6)	(17.6)	(31.5)

Segment income	$134.6	$58.0	$5.4	$198.0

FOR THE YEAR ENDED DECEMBER 31, 2003
(In millions)
GAAP underwriting (loss) profit, excluding prior year reserve development and catastrophes	$(6.0)	$15.9	$(1.3)	$8.6
Prior year reserve development (unfavorable) favorable	(25.3)	7.9	(23.0)	(40.4)
Pretax catastrophe effect	(35.6)	(23.8)	—	(59.4)

GAAP underwriting loss	(66.9)	—	(24.3)	(91.2)
Net investment income (1)	91.1	92.4	2.0	185.5
Other income	16.0	14.3	25.4	55.7
Other operating expenses	(5.9)	(8.0)	(18.6)	(32.5)

Segment income (loss)	$34.3	$98.7	$(15.5)	$117.5

(1)	We allocate net investment income to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on estimated levels of reserves and capital related to the underlying business.

2005 Compared to 2004

Personal Lines

Personal Lines’ net premiums written decreased $124.3 million, or 8.4%, to $1.4 billion for the year ended December 31, 2005. The decrease in net premiums written is partially due to reinsurance reinstatement premiums of $17.7 million, resulting from Hurricane Katrina. Excluding the impact of the reinsurance reinstatement premiums, Personal Lines’ net premiums written would have decreased $106.6 million, or 7.2%, for the year ended December 31, 2005. This was primarily the result of a decrease of $93.1 million, or 9.0%, in the personal automobile line, in addition to a decrease of $12.2 million, or 3.0% in the homeowners line. The decreases in the personal automobile and homeowners lines resulted primarily from 6.0% and 5.3% decreases in policies in force since December 31, 2004, respectively. Approximately three-fourths of the decline in policies in force in both lines was the result of our strategies to enhance margins by reducing policies in certain less profitable portions of our business. We have reduced exposures in Massachusetts, where the regulatory structure is challenging and where we conduct a significant amount of business. We continue to exit certain unprofitable agency relationships. We are also exiting certain employer and affinity group accounts that were unprofitable and not well aligned with our current strategy. However, policies in force also declined in other markets, most significantly in Michigan, where policies in force decreased 2.9% since December 31, 2004. We attribute this decline partly to the introduction of an insurance score-based product toward the end of 2003 that enhanced our ability to segment risks, certain service issues which management has addressed, and rate increases on specific classes of business.

Our ability to increase Personal Lines’ net written premium and to maintain and improve underwriting results may be affected by price and regulatory action. For example, the Massachusetts Commissioner of Insurance has ordered a reduction in net rates of personal automobile insurance of 8.7% for 2006. Also, there can be no assurance that we will not experience further declines in our policies in force. However, the introduction of our new product, Connections Auto, is resulting in improving levels of new business premium. Accordingly, we currently do not expect the same levels of premium declines as we experienced in recent years.

Personal Lines’ segment income increased $8.6 million to $143.2 million for the year ended December 31, 2005, compared to $134.6 million for the same period in 2004, despite significant catastrophe losses due primarily to Hurricane Katrina, and to a lesser extent, Hurricane Rita. As a result, Personal Lines’ segment income was negatively impacted by $110.7 million of catastrophe related activity, which includes $17.7 million of reinsurance reinstatement premiums resulting from Hurricane Katrina, for the year ended December 31, 2005. Catastrophe losses for the year ended December 31, 2004 were $49.8 million. In 2004, we experienced catastrophe losses due to several hurricanes in the Southeast. Excluding the impact of all catastrophe related activity, our Personal Lines’ segment income would have increased by $69.5 million in 2005 primarily due to favorable non-catastrophe loss experience and lower expenses. Segment income was positively affected by an increase of $32.0 million of favorable development on prior years’ loss and LAE reserves, to $42.4 million in 2005, from $10.4 million in 2004. Also, segment income increased due to an estimated $17 million of improved current accident year underwriting results primarily attributable to a decrease in frequency of non-catastrophe claims in both the personal automobile and homeowners lines. In addition, underwriting expenses decreased approximately $21 million, primarily from lower contingent commissions, reflecting a change in the agency commission program, from lower employee related costs and from a one-time decrease in expenses due to a premium tax credit associated with our participation in an involuntary pool.

Commercial Lines

Commercial Lines’ net premiums written increased $38.5 million, or 5.1% to $787.2 million for the year ended December 31, 2005. The increase in net premiums written is partially offset by reinsurance reinstatement premiums of $9.3 million resulting from Hurricane Katrina. Excluding the impact of the reinsurance reinstatement premiums, Commercial Lines’ net premiums would have written increased $47.8 million, or 6.4% for the year ended December 31, 2005. This increase is primarily attributable to an increase in business volume and an overall increase of 2.8% in premiums on renewed policies principally attributable to policy level exposure increases in the period. The increase in business volume was driven by growth in our other commercial lines business, primarily fidelity and surety bonds, inland marine, and to a lesser extent, umbrella.

Commercial Lines’ segment income decreased $93.0 million to a loss of $35.0 million for the year ended December 31, 2005, compared to income of $58.0 million in 2004, primarily due to Hurricane Katrina, and to a lesser extent, Hurricane Rita. As a result, Commercial Lines’ segment results were negatively impacted by $193.2 million of catastrophe related activity, which includes $9.3 million of reinsurance reinstatement premiums resulting from Hurricane Katrina, for the year ended December 31, 2005. Catastrophe losses for the year ended December 31, 2004 were $49.5 million. In 2004, we experienced catastrophe losses due to several hurricanes in the Southeast. Excluding the impact of all catastrophe losses, our Commercial Lines’ segment results would have increased $50.7 million for the year ended December 31, 2005, compared to 2004. Segment income was positively affected by an increase in favorable development on prior years’ loss and LAE reserves of $33.5 million, to $41.2 million for the year ended December 31, 2005, from $7.7 million in 2004. In addition, segment income was positively impacted by an estimated $12 million of improved current accident year underwriting results and $7 million of decreased underwriting expenses. The lower underwriting expenses primarily reflect lower contingent commissions due to a 2005 change in the agency commission program.

Our ability to increase Commercial Lines’ net premiums written and to maintain and improve underwriting results may be affected by continued price competition.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $0.1 million to $5.5 million for the year ended December 31, 2005 from $5.4 million in 2004 primarily due to an increase in net investment income, offset by higher operating expenses and lower fee income.

2004 Compared to 2003

Personal Lines

Personal Lines’ net premiums written decreased $50.5 million, or 3.3%, to $1.5 billion for the year ended December 31, 2004. This was primarily the result of a decrease of $65.0 million, or 5.9%, in the personal automobile line, partially offset by an increase of $16.9 million, or 4.3% in the homeowners line. The decrease in the personal automobile line is primarily due to the decline of 11.9% in policies in force since December 31, 2003. Partially offsetting this decrease of policies in force was a 4.6% rate increase in the personal automobile line. The increase in the homeowners line resulted primarily from an overall 12.7% rate increase, partially offset by a decrease in overall policies in force of 8.7% since December 31, 2003. Approximately one-half of the decline in policies in force in both lines was the result of our strategies to enhance margins, and in some cases, reduce exposures in certain states where the regulatory structure is challenging, particularly Massachusetts and New Jersey, where we conduct a significant amount of business. Part of this reduction reflects our exit of certain employer and affinity group accounts that were unprofitable and not well aligned with our strategy. However, policies in force also declined in many other markets, most significantly in Michigan, where policies in force decreased 8.0% since December 31, 2003. We attribute this decline to the aforementioned introduction of a new product that enhances our ability to segment risks, certain service issues which management has addressed, and rate increases on specific classes of business.

Personal Lines’ segment income increased $100.3 million to $134.6 million for the year ended December 31, 2004. The increase in segment income is primarily attributable to an estimated $98 million of improved current accident year loss performance. The improved loss performance is attributable to the favorable effect of net premium rate increases. Also, a decrease in non-catastrophe claims activity due to lower frequency in both the personal automobile and homeowners lines favorably impacted segment income. In addition, development on prior years’ loss and LAE reserves improved $35.7 million, to $10.4 million of favorable development for the year ended December 31, 2004, compared to $25.3 million of adverse development in 2003. These favorable items were partially offset by an increase in policy acquisition and other operating expenses of $26.7 million for the year ended December 31, 2004 as compared to 2003, due to higher contingent commissions, employee-related expenses and technology costs. Additionally, catastrophe losses increased $14.2 million, to $49.8 million for the year ended December 31, 2004, compared to $35.6 million in 2003, due to four hurricanes in the Southeast.

Commercial Lines

Commercial Lines’ net premiums written increased $52.6 million, or 7.6%, to $748.7 million for the year ended December 31, 2004, primarily due to an overall increase of 6.7% in premiums on renewed policies in commercial lines business since December 31, 2003.

Commercial Lines’ segment income decreased $40.7 million to $58.0 million for the year ended December 31, 2004. The decrease in segment income is primarily attributable to an increase in catastrophe losses of $25.7 million, to $49.5 million for the year ended December 31, 2004, compared to $23.8 million for the same period in 2003. Catastrophe losses in 2004 included four significant hurricanes in the Southeast. Also contributing to the decline in segment income is the increase of $19.4 million in policy acquisition and other operating expenses for the year ended December 31, 2004 compared to 2003. Policy acquisition and other operating expenses increased due to higher contingent commissions, employee-related expenses and technology costs. Loss adjustment expenses increased approximately $15 million primarily due to higher employee-related expenses, as a result of increased catastrophe activity, and higher litigation activity. Additionally, favorable development on prior years’ loss and LAE reserves decreased $2.9 million, to $4.1 million of favorable development for the year ended December 31, 2004, compared to $7.0 million of favorable development for the same period in 2003. Partially offsetting these unfavorable items was an estimated $14 million in improved current accident year loss performance.

Other Property and Casualty

Segment results of the Other Property and Casualty segment increased $20.9 million to $5.4 million for the year ended December 31, 2004 from a loss of $15.5 million in 2003. In 2003, segment results included a charge of $21.9 million resulting from an adverse arbitration decision related to a single large property claim within a voluntary insurance pool. We exited this pool in 1996.

INVESTMENT RESULTS

Net investment income before taxes was $209.1 million for the year ended December 31, 2005, $196.9 million for the year ended December 31, 2004 and $185.5 million for the year ended December 31, 2003. The increase in net investment income in 2005 primarily reflects an increase in average invested assets, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.6% in 2005 compared to 5.7% in 2004 due to the lower prevailing fixed maturity investment rates available for new investments when compared to the higher embedded yields on existing investments.

The increase in net investment income in 2004 compared to 2003 also primarily reflects an increase in average invested assets, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.7% in 2004 compared to 6.0% in 2003 due to the lower prevailing fixed maturity rates.

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

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”) based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, our actuaries develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the actuarial estimation process, which vary by line of business, include determining the expected consistency in the frequency and severity of claims incurred but not yet reported to prior years claims, the trend in loss costs, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. On a quarterly basis, our actuaries provide to management a point estimate for each significant line of our direct business to summarize their analysis.

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At December 31, 2005 and 2004, total recorded reserves were 5.4% and 5.7% greater than actuarially indicated reserves, respectively.

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

We regularly update our reserve estimates as new information becomes available and further events occur which may impact the resolution of unsettled claims. Reserve adjustments are reflected in the results of operations as adjustments to losses and LAE. Often, these adjustments are recognized in periods subsequent to the period in which the underlying policy was written and the loss event occurred. These types of subsequent adjustments are described separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results and may vary by line of business.

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

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2005 full year premiums.

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably (unfavorably) by $79.5 million, $14.5 million and $(40.4) million for 2005, 2004 and 2003, respectively, which represents 2.3%, 0.5% and 1.4% of loss reserves held, respectively.

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

Our loss estimate for Hurricane Katrina was developed using closed claims data, an analysis of the claims reported to date and estimated values of properties in the affected areas. Wind-speed data, flood maps and intelligence provided by on-the-ground staff and independent adjusters, were used to project anticipated claims and damage projections. Anticipated costs for demand surge (increased costs for construction material and labor due to the increased damage resulting from the hurricane) were also included in the estimate. However, estimating losses following a major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event, including the legal and regulatory uncertainty, difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, aggravating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas. As a result there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

Loss Reserves by Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into six broader lines of business: personal automobile, homeowners, workers’ compensation, commercial automobile, commercial multiple peril, and other lines.

The process of estimating reserves involves considerable judgment by management and is inherently uncertain. Actuarial point estimates by line of business are the primary basis for determining ultimate expected losses and LAE and the level of net reserves required; however, other factors are considered as well. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. The table below shows our recorded net reserves and the actuarial reserve point estimates by line of business at December 31, 2005 and 2004.

DECEMBER 31,	2005		2004
(In millions)	Recorded Net Reserve	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$695.2	$665.9	$696.9	$671.2
Homeowners	108.8	101.3	84.7	71.4
Workers’ Compensation	424.1	409.1	407.9	386.6
Commercial Automobile	167.6	156.5	169.0	158.1
Commercial Multiple Peril	538.0	504.2	441.7	414.6
Other Commercial and Personal lines	168.7	149.2	122.2	106.9
Asbestos and Environmental	24.4	20.5	24.7	21.6
Pools and other	224.3	224.3	214.4	214.4

Total	$2,351.1	$2,231.0	$2,161.5	$2,044.8

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at December 30, 2005 and 2004 vary by line of business. In our Commercial Lines segment, management considered the likelihood of future adverse development related to significant catastrophe losses experienced in the third quarter of each year and the current extent to which changes in the mix of business have affected our ultimate loss trends, particularly in our commercial multiple peril line of business. Moreover, in Commercial Lines segment, management considered the likelihood of continued adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs have continued. In our other commercial lines business, management considered the significant growth in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses. In Personal Lines, management considered the significant improvement in frequency and severity trends the industry has experienced over several years in these lines of business which were unanticipated and remain to some extent unexplained. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At December 31, 2005 and 2004, total recorded reserves were 5.4% and 5.7% greater than actuarially indicated reserves, respectively.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Reserve for losses and LAE, beginning of year	$3,068.6	$3,018.9	$2,961.7
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,677.5	1,570.2	1,610.6
(Decrease) increase in provision for insured events of prior years; (favorable) unfavorable development	(79.5)	(14.5)	40.4

Total incurred losses and LAE	1,598.0	1,555.7	1,651.0

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	786.4	814.8	868.2
Losses and LAE attributable to insured events of prior years	622.0	658.3	784.5

Total payments	1,408.4	1,473.1	1,652.7

Change in reinsurance recoverable on unpaid losses	200.5	(32.9)	58.9

Reserve for losses and LAE, end of year	$3,458.7	$3,068.6	$3,018.9

The table below summarizes the gross reserve for losses and LAE by line of business.

DECEMBER 31	2005	2004	2003
(In millions)
Personal Automobile	$1,183.9	$1,183.9	$1,184.6
Homeowners and Other	224.5	218.3	192.7

Total Personal	1,408.4	1,402.2	1,377.3
Workers’ Compensation	672.5	640.6	623.3
Commercial Automobile	245.0	254.2	277.2
Commercial Multiple Peril	812.0	572.1	549.5
Other Commercial	320.8	199.5	191.6

Total Commercial	2,050.3	1,666.4	1,641.6

Total reserve for losses and LAE	$3,458.7	$3,068.6	$3,018.9

The total reserve for losses and LAE as disclosed in the above tables increased by $390.1 million and $49.7 million, for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 was mostly a result of additional direct reserves, prior to reinsurance ceded, for Hurricanes Katrina and Rita. The increase in 2004 was primarily due to additional direct reserves for four hurricanes experienced in the Southeast.

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

The table below summarizes the change in provision for insured events of prior years by line of business.

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(29.9)	$(3.4)	$29.6
Homeowners and Other	(13.1)	(5.3)	4.0

Total Personal	(43.0)	(8.7)	33.6

Workers’ Compensation	4.0	11.9	30.0
Commercial Automobile	(8.5)	(4.6)	(2.0)
Commercial Multiple Peril	(18.2)	(8.6)	(11.4)
Other Commercial	(4.1)	7.7	2.2

Total Commercial	(26.8)	6.4	18.8
Voluntary Pools	4.1	3.6	22.1

(Decrease) increase in loss provision for insured events of prior years	(65.7)	1.3	74.5
Decrease in LAE provision for insured events of prior years	(13.8)	(15.8)	(34.1)

(Decrease) increase in total loss and LAE provision for insured events of prior years	$(79.5)	$(14.5)	$40.4

Estimated loss reserves for claims occurring in prior years developed favorably by $65.7 million for the year ended December 31, 2005, while during the years ended December 31, 2004 and 2003, loss reserves for prior years developed unfavorably by $1.3 million and $74.5 million, respectively. The favorable loss reserve development during the year ended December 31, 2005 is primarily the result of a decrease in personal lines claim frequency and claim severity in the 2004 accident year. In addition, the commercial multiple peril line and other commercial lines experienced lower claim severity in the most recent accident years. Partially offsetting these items was adverse development in the workers’ compensation line during 2005, which is primarily the result of increased medical and long-term attendant care costs.

The unfavorable loss development during the year ended December 31, 2004 was primarily the result of continued adverse development in the workers’ compensation line of business related to increased medical and long-term attendant care costs. Additionally, adverse loss development was experienced in other commercial lines, primarily in umbrella and general liability, which is primarily the result of increases in estimated ultimate losses for these long-tail lines. Partially offsetting these items was favorable loss development in the commercial multiple peril, commercial automobile, homeowners and personal automobile lines of business. The improvement in loss development in these lines of business is primarily the result of improved claim frequency trends.

The unfavorable loss reserve development during the year ended December 31, 2003 was primarily the result of the $21.9 million charge from the aforementioned voluntary pool arbitration decision. Additionally, loss reserves for the workers’ compensation line increased as a result of increasing medical and long-term attendant care costs. Loss reserve development was also affected by an increase in personal automobile claim severity related to medical settlements in Michigan. Partially offsetting these items was favorable development in 2003 in the commercial multiple peril line due to improved claim frequency in the 2002 accident year.

During the years ended December 31, 2005, 2004 and 2003, estimated LAE reserves for claims occurring in prior years developed favorably by $13.8 million, $15.8 million and $34.1 million, respectively. The favorable development in 2005 is primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses. Development in all these periods was also favorably affected by claims process improvement initiatives taken by us during the 1997 to 2001 calendar-year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the improved claim settlement process, the actuarial reserving process recognizes these trends, resulting in favorable development. Since we believe that the impact of these actions has been previously recognized, we expect less favorable LAE prior year reserve development from these process improvements. This fact is reflected in the decline in favorable LAE prior year reserve development for the year ended December 31, 2005 versus 2004.

See also “Analysis of Losses and Loss Adjustment Expense Reserve Development” in Item 1 – Business on pages 11 and 12 of this Form 10-K for the period ended December 31, 2005 for guidance related to the annual development of our loss and LAE reserves.

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. The table below summarizes our business asbestos and environmental reserves (net of reinsurance and excluding pools):

FOR THE YEARS ENDED DECEMBER 31	2005			2004			2003
(In millions)	Asbestos	Environmental	Total	Asbestos	Environmental	Total	Asbestos	Environmental	Total
Beginning reserves	$10.9	$13.8	$24.7	$12.5	$12.4	$24.9	$12.6	$13.0	$25.6
Incurred losses and LAE	0.2	(0.5)	(0.3)	(1.9)	3.4	1.5	2.9	(0.3)	2.6
Paid losses and LAE	(0.5)	0.6	0.1	(0.3)	2.0	1.7	3.0	0.3	3.3

Ending reserves	$11.6	$12.7	$24.3	$10.9	$13.8	$24.7	$12.5	$12.4	$24.9

Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.3 million, $24.7 million and $24.9 million, respectively, net of reinsurance of $16.2 million, $16.3 million and $15.0 million in 2005, 2004 and 2003, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the last three-years. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $49.2 million, $46.4 million, and $45.6 million in 2005, 2004 and 2003, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

We estimate our ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business assumed reinsurance and pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. Nevertheless, the asbestos, environmental and toxic tort liability reserves could be revised if the estimates used in determining the liability are revised, and any such revisions could have a material adverse effect on our results of operations for a particular quarter or annual period or on our financial position.

REINSURANCE

Our Property and Casualty group maintains a reinsurance program designed to protect against large or unusual losses and allocated LAE activity. This includes excess of loss reinsurance, proportional (quota-share) and catastrophe reinsurance. We determine the appropriate amount of reinsurance based on our evaluation of the risks accepted and analyses prepared by consultants and/or reinsurers, and on market conditions including the availability and pricing of reinsurance. Reinsurance contracts do not relieve us from our primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on an ongoing review of our reinsurers’ financial statements, reported financial strength ratings from rating agencies and the analysis and guidance of our reinsurance intermediaries, we believe that our reinsurers are financially sound.

Catastrophe reinsurance serves to protect the ceding insurer from significant losses arising from a single event or aggregate events such as windstorm, hail, hurricane, tornado, riot or other extraordinary events. Under our catastrophe reinsurance agreements, we ceded $329.4 million of losses in 2005, primarily as a result of Hurricane Katrina, and to a lesser extent, Hurricane Rita. Due to the significant impact of recent storms, we believe the availability and pricing of reinsurance will be negatively impacted. See also “Reinsurance” in Item 1 – Business on pages 13 to 16 of this Form 10-K for further information on our reinsurance programs.

We are subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain businesses in various states, we are required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage. These market mechanisms and pooling arrangements include the Massachusetts Commonwealth Automobile Reinsurers and the Michigan Catastrophic Claims Association.

LIFE COMPANIES

On December 30, 2005, we sold all of the outstanding shares of capital stock of AFLIAC, a life insurance subsidiary representing approximately 95% of our run-off variable life insurance and annuity business to Goldman Sachs. The transaction also includes the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust (“AIT”) agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, we agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Service, Inc. (“AFIMS”), our investment advisory subsidiary, concurrently with the consummation of a fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006.

In connection with these agreements, FAFLIC will provide transition services until the earlier of eighteen months from December 30, 2005 closing or when the operations of AFLIAC, and the FAFLIC business to be reinsured, can be transferred to Goldman Sachs. This transition period is currently expected to extend into the fourth quarter of 2006. See Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business on pages 41 and 42 of this Form 10-K.

Description of Life Companies Segment

Our Life Companies segment is discussed in two major components: Continuing Operations and Discontinued Operations. Our Life Companies Continuing Operations segment component manages run-off blocks of traditional life insurance products (principally the Closed Block), group retirement products, our GIC business, our discontinued group life and health business, including group life and health voluntary pools (which were part of the former Corporate Risk Management Services segment), and certain non-insurance subsidiaries. This segment also included the FAFLIC variable business through the closing of the Agreement on December 30, 2005. Our Discontinued Operations segment component represents the results of operations of the sold AFLIAC variable business mentioned above.

Continuing Operations

The following table summarizes the results of operations for the Continuing Operations segment component for the periods indicated:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Segment revenues
Premiums	$36.9	$39.5	$41.9
Fees and other income	36.3	38.8	121.0
Net investment income(1)	112.1	132.2	179.0

Total segment revenue	185.3	210.5	341.9

Policy benefits, claims and losses	101.0	94.7	127.4
Policy acquisition expenses	6.7	6.9	10.2
Other operating expenses(2)	96.3	131.2	218.5

Segment net loss	$(18.7)	$(22.3)	$(14.2)

(1)	Net investment income includes GIC income of $16.5 million, $41.0 million and $71.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	Other operating expenses includes interest credited to the holders of such GICs of $19.6 million, $51.8 million and $53.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

2005 Compared to 2004

Life Companies’ Continuing Operations segment loss was $18.7 million for the year ended December 31, 2005, compared to a loss of $22.3 million during the same period in 2004. This improvement was primarily the result of lower expenses due to the run-off of our continuing life business, partially offset by a $4.3 million provision in 2005 for an SEC investigation related to market timing (see Contingencies and Regulatory Matters on pages 59 and 60 of this Form 10-K).

2004 Compared to 2003

Life Companies’ Continuing Operations segment loss was $22.3 million for the year ended December 31, 2004, compared to $14.2 million during the same period in 2003. This decrease was primarily the result of lower interest margins on GICs, primarily from higher swap contract expenses, an increase in corporate overhead costs, as well as lower net investment income due to a decline in partnership income. These were partially offset by improved results due to the continued run-off of our broker-dealer operations and from certain non-insurance subsidiaries, as well as $11.5 million of asset impairments recorded in 2003 related to our discontinued retail brokerage operations.

Discontinued Operations

The following table summarizes the results of operations for the periods indicated related to the Discontinued Operations segment component, primarily consisting of the AFLIAC variable life insurance and annuity business. This business was sold as of December 31, 2005; therefore, we do not expect future income related to the operations of this business.

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Segment revenues
Fees and other income	$256.1	$296.2	$332.3
Net investment income	80.5	85.2	91.8

Total segment revenue	336.6	381.4	424.1
Policy benefits, claims and losses	133.2	137.3	135.5
Policy acquisition expenses	105.0	113.9	134.8
Other operating expenses	70.8	100.6	135.1

Segment income before net realized gains and taxes	27.6	29.6	18.7

Net realized gains	6.8	12.6	9.0
GMDB hedge losses	—	—	(8.4)
Tax benefit (expense) and change in prior year tax reserves	8.3	(5.0)	11.3

Income from discontinued operations	$42.7	$37.2	$30.6

Loss on sale of AFLIAC variable life insurance and annuity business	$(444.4)	$—	$—

2005 Compared to 2004

Life Companies’ Discontinued Operations income was $42.7 million for the year ended December 31, 2005, compared to $37.2 million during the same period in 2004. This increase was primarily due to a benefit of $10.6 million resulting from a change in prior years tax reserves in 2005. Additionally, the combined effect of decreased GMDB reserve expenses under SOP 03-1 and derivative losses associated with the GMDB hedging program, both net of DAC, was favorable by $6.3 million in 2005 as compared to 2004. These changes were partially offset by the continued run-off of our variable life insurance and annuity business that resulted in lower fees, net of both related DAC amortization and operating expenses. Also, there was a decrease in net investment income due to lower average general account assets and lower pre-tax yields on fixed maturity securities.

2004 Compared to 2003

Life Companies’ Discontinued Operations income was $37.2 million for the year ended December 31, 2004, compared to $30.6 million during the same period in 2003. This increase was primarily the result of net savings from ongoing expense management efforts. Partially offsetting the increase in Discontinued Operations income was an increase in DAC amortization primarily resulting from the effect of equity market returns and surrender patterns being unfavorable relative to our assumptions as compared to the effect of equity market returns exceeding our assumptions, partially offset by a permanent impairment for DAC assets in 2003. In addition, results decreased due to an increase in federal income tax expenses resulting from a decrease in the dividends received deduction related to this business, as well as the continued run-off of the variable life insurance and annuity business that resulted in lower fees, net of both related DAC amortization and operating expenses. Included in both years was approximately $8.5 million related to the combined effect of derivative losses associated with the GMDB hedging program and GMDB reserve expenses required under SOP 03-1, net of DAC. However, in 2004 these results were reflected in segment income, while in 2003, they were presented as a non-segment item.

Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business

For the year ended December 31, 2005, we recorded a loss of $444.4 million on the aforementioned sale of the AFLIAC variable life insurance and annuity business.

The following table summarizes the components of the loss on the disposal of our variable life insurance and annuity business as of December 30, 2005:

(In millions)
Proceeds from Goldman Sachs(1)	$318.8
Less:
Carrying value of AFLIAC(2)	(719.3)
Hedge results(3)	(27.9)
Liability for certain legal indemnities(4)	(13.0)
Estimated transaction costs(5)	(10.5)
Deferred gain on FAFLIC coinsurance(6)	(8.6)
THG tax benefit(7)	10.0
Realized gain on securities related to AFLIAC	6.1

Net loss	$(444.4)

(1)	Total proceeds from Goldman Sachs are based on the purchase price calculated as of the December 30, 2005 closing, subject to any adjustments following the purchaser’s review of the final purchase price calculation. We do not expect significant changes to our purchase price. Proceeds from Goldman Sachs include deferred payments of $46.7 million to be received over three years.

(2)	Shareholder’s equity of the AFLIAC variable life insurance and annuity business at December 30, 2005, prior to the impact of the sale transaction.

(3)	A hedging program was implemented on August 23, 2005 to reduce the volatility in the sales price calculation from effects of equity market movements through the date of the closing.

(4)	Liability for certain contractual indemnities of AFLIAC provided under the Agreement to Goldman Sachs recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).

(5)	Transaction costs include investment banker, legal, vendor contract licensing and other professional fees.

(6)	Included in the proceeds from Goldman Sachs is the FAFLIC variable business coinsurance ceding commission of $8.6 million. This gain will be deferred and amortized over the remaining life of the policies in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

(7)	At December 31, 2005, THG holding company received a tax benefit primarily due to realized losses generated by the AFLIAC sale.

As of September 30, 2005, we recorded an estimated loss on sale of $474.6 million based on our estimate at that date. Our current estimate was based on actual results through the closing date of the sale and resulted in an adjustment of $30.2 million to the loss on the sale. We anticipate incurring approximately $15 million, net of taxes, of additional costs related to employee severance and retention, net costs of transitional services and operations conversion expenses in this business in 2006. In addition, although we believe our liability for certain legal indemnities is appropriate, there can be no assurance that we won’t incur additional expenses in the future.

GIC Derivative Instruments

2005 Compared to 2004

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments on pages 45 and 46 of this Form 10-K). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap and futures contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. In 2005 and 2004, the majority of these derivative instruments qualified for “effective” hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (“Statement No. 133”). These hedges resulted in a $10.8 million reduction in net investment income during 2005, as compared to a $21.3 million reduction in net investment income during 2004. These reductions were offset by similar reductions in GIC interest credited during these periods. The decreased effect of derivative instruments in 2005 was due to a decrease in average outstanding GIC deposits and associated hedges. Any ineffectiveness related to these derivative instruments is recognized in other operating expenses in our Consolidated Statements of Income. Although we do not expect our hedges to become ineffective, in accordance with Statement No. 133, there can be no assurance that we will not experience losses from ineffective hedges in the future.

2004 Compared to 2003

Derivative instruments utilized to hedge our GIC portfolio reduced net investment income during 2004 by $21.3 million, as compared to a $5.9 million reduction in 2003. These reductions were offset by similar reductions in GIC interest credited during these periods.

The increased effect of derivative instruments in 2004 was primarily due to new swap contracts entered into to replace futures contracts. The futures contracts did not qualify for hedge accounting in accordance with Statement No. 133 and were therefore deemed “ineffective” for accounting purposes. The new foreign currency swaps are “effective” hedges for accounting purposes; thus, they had no impact on other income during 2004. The “ineffective” futures contracts resulted in a $9.0 million decrease in other income during 2003.

INVESTMENT PORTFOLIO

We held general account investment assets diversified across several asset classes, as follows:

DECEMBER 31	2005		2004
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value(1)	% of Total Carrying Value(1)
Fixed maturities(2)	$5,708.2	85.1%	$7,822.2	89.4%
Equity securities(2)	18.0	0.3%	17.0	0.2%
Mortgages	99.6	1.5%	114.8	1.3%
Policy loans(2)	139.9	2.1%	256.4	2.9%
Cash and cash equivalents(2)	701.5	10.4%	486.5	5.6%
Other long-term investments	42.6	0.6%	55.3	0.6%

Total	$6,709.8	100.0%	$8,752.2	100.0%

(1)	Includes $1.6 billion of investment assets of our AFLIAC discontinued variable life insurance and annuity business at December 31, 2004.

(2)	We carry these investments at fair value.

Total investment assets decreased approximately $2.0 billion, or 23.3%, to $6.7 billion during 2005, primarily as a result of decreases in fixed maturities of $2.1 billion and policy loans of $116.5 million, partially offset by an increase in cash and cash equivalents of $215.0 million. The decreases in fixed maturities and policy loans resulted primarily from the sale of our variable life insurance and annuity business, the maturity of long-term funding agreements in our Life Companies segment and market value depreciation. Partially offsetting these decreases was the investment of proceeds from the sale of the variable life insurance and annuity business in cash and cash equivalents.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 93.5% at December 31, 2005 and 94.2% at December 31, 2004 of our total fixed maturity portfolio.

The following table provides information about the credit quality of our fixed maturities at December 31, 2005 and December 31, 2004.

DECEMBER 31		2005		2004
(In millions)
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	Amortized Cost (1)	Carrying Value (1)
1	Aaa/Aa/A	$3,891.2	$3,896.0	$4,976.3	$5,113.8
2	Baa	1,430.8	1,440.4	2,167.5	2,257.6
3	Ba	152.4	152.3	220.1	233.7
4	B	152.2	151.7	132.8	142.6
5	Caa and lower	55.5	62.8	44.8	56.3
6	In or near default	3.8	5.0	11.9	18.2

Total fixed maturities		$5,685.9	$5,708.2	$7,553.4	$7,822.2

(1)	Includes fixed maturities related to our AFLIAC discontinued variable life insurance and annuity business at December 31, 2004.

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.6% for the year ended December 31, 2005 and 5.8% for the year ended December 31, 2004. This decline reflects lower prevailing fixed maturity investment rates and an increased emphasis on higher credit quality, shorter duration fixed maturity investments. We expect lower prevailing fixed maturity investment rates for new investments will continue to negatively affect our investment yields.

At December 31, 2005, $100.1 million of our fixed maturities were invested in traditional private placement securities, as compared to $157.7 million at December 31, 2004. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $9.1 million of realized losses on other-than-temporary impairments of fixed maturities for the year ended December 31, 2005, as compared to $6.2 million for the year ended December 31, 2004, principally resulting from our exposure to below investment grade securities. Other-than-temporary impairments of fixed maturities in 2005 included $4.0 million related to the industrial sector; $1.6 million related to the airline/transportation sector; $1.4 million related to the automotive sector; $1.2 million related to the finance sector; $0.5 million related to the communication sector; $0.3 million related to the utilities sector and $0.1 million related to the consumer cyclical sector. Other-than-temporary impairments of fixed maturities in 2004 included $6.0 million related to the airline/transportation sector; and $0.2 million related to the communication sector. In addition, we recognized $0.2 million of realized losses on other-than-temporary impairments of equity securities in 2005, as compared to $0.1 million on other-than-temporary impairments of equity securities in 2004.

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

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

DECEMBER 31	2005		2004
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (1)	Fair Value (1)
Investment grade fixed maturities:
0-6 months	$33.4	$2,151.5	$4.2	$652.7
7-12 months	5.3	184.2	6.1	332.0
Greater than 12 months	26.7	595.8	15.5	425.4

Total investment grade fixed maturities	65.4	2,931.5	25.8	1,410.1
Below investment grade fixed maturities:
0-6 months	6.2	141.4	0.4	36.9
7-12 months	2.8	29.9	1.9	20.3
Greater than 12 months	—	—	—	1.0

Total below investment grade fixed maturities	9.0	171.3	2.3	58.2
Equity securities	0.1	1.4	0.1	0.7

Total fixed maturities and equity securities	$74.5	$3,104.2	$28.2	$1,469.0

(1)	Includes the investments of our AFLIAC discontinued variable life insurance and annuity business at December 31, 2004.

We had $74.5 million of gross unrealized losses on fixed maturities and equity securities at December 31, 2005, as compared to $28.2 million at December 31, 2004. The increase in gross unrealized losses of investment grade fixed maturity investments is primarily due to the impact of higher market interest rates, rather than a decline in the credit quality of these investments. Approximately $12.1 million of the gross unrealized losses at December 31, 2005 relate to investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, compared to $5.5 million at December 31, 2004. At both December 31, 2005 and 2004, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at December 31, 2005 and 2004. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their stated maturity.

DECEMBER 31	2005	2004
(In millions)
Due in one year or less	$0.2	$1.0
Due after one year through five years	13.9	3.4
Due after five years through ten years	33.4	10.9
Due after ten years	26.9	12.8

Total fixed maturities	74.4	28.1
Equity securities	0.1	0.1

Total fixed maturities and equity securities	$74.5	$28.2

We had fixed maturity securities with a carrying value of $5.1 million on non-accrual status at December 31, 2005, as compared to $29.8 million at December 31, 2004. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $2.0 million for the year ended December 31, 2005, as compared to a reduction of $4.1 million in income from continuing operations for the year ended December 31, 2004. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

DERIVATIVE INSTRUMENTS

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by foreign currency, equity market and interest rate volatility. As such, we enter into foreign currency swaps and futures contracts, as well as compound foreign currency/interest rate swap contracts, to hedge foreign currency and interest rate exposure on specific funding agreement liabilities. We also entered into various types of interest rate swap contracts to hedge exposure to interest rate fluctuations on floating rate funding agreement liabilities that were matched with fixed rate securities.

On December 3, 2003, we implemented an economic hedging program involving exchange traded futures contracts to hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003. In response to our entering into the aforementioned Agreement to sell our variable life insurance and annuity business, we discontinued this program on August 22, 2005. We recognized $0.5 million in losses for the year ended December 31, 2005, $25.1 million in losses for the year ended December 31, 2004 and $8.4 million in losses for the year ended December 31, 2003 as a result of this program. These losses are reflected in the Consolidated Statements of Income as income (loss) from operations of discontinued business. The GMDB hedges did not qualify for hedge accounting under Statement No. 133.

On August 23, 2005, we implemented a new derivative program designed to economically hedge against fluctuations in the purchase price of the variable life insurance and annuity business. The purchase price was determined at the time of closing and was subject to changes in interest rate, equity market, implied equity market volatility and surrender activity. The derivatives were terminated concurrent with the sale closing on December 30, 2005. The derivatives in this program included exchange traded futures contracts, interest rate swap contracts, and strike price call options. During the year ended December 31, 2005, we recognized $27.9 million in losses, reflected in the Consolidated Statements of Income as loss on disposal of variable life insurance and annuity business. (See Life Companies – Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business on pages 41 and 42 of this Form 10-K). The hedges did not qualify for hedge accounting under Statement No. 133.

We recognized in income from continuing operations $1.2 million of net realized gains on derivatives for the year ended December 31, 2005, $9.7 million of losses for the year ended December 31, 2004 and $4.3 million of losses for the year ended December 31, 2003. The realized gains during 2005 were primarily due to the termination of derivative instruments used to hedge the embedded gains of certain bonds identified to be liquidated to settle the maturity of a particular long-term funding agreement. The realized losses during both 2004 and 2003 were primarily due to the termination of derivative instruments used to hedge funding agreements in response to the retirement of long-term funding agreements at discounts. In 2005 and 2004, our derivative instruments primarily consisted of swap contracts, the majority of which were effective hedges under Statement No. 133. In 2003, we held futures contracts which were replaced during the year by the aforementioned swaps. The futures did not qualify for hedge accounting under Statement No 133.

MARKET RISK AND RISK MANAGEMENT POLICIES

Interest Rate Sensitivity

Our operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of our interest-earning assets and the amount of interest-bearing liabilities that are paid, withdrawn, mature or re-price in specified periods. We have developed an asset/liability management approach tailored to specific insurance or investment product objectives. The principal objective of our approach is to provide maximum levels of net investment income, while maintaining acceptable levels of interest rate and liquidity risk and facilitating our funding needs. We manage our investment assets in approximately 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, we develop investment guidelines for each portfolio segment consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. We have a general policy of diversifying investments both within and across all portfolio segments. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors, and in the case of mortgages, property types and geographic locations. In addition, we currently carry long-term debt.

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

The following tables for the years ended December 31, 2005 and 2004 provide information about our financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturities, unless otherwise noted below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities, but exclude interest rate swap contracts and foreign currency swap contracts, which are disclosed in separate tables. Foreign-denominated fixed maturities are also shown separately in the table of financial instruments subject to foreign currency risk. For liabilities that have no contractual maturity, the tables present principal cash flows and related weighted-average interest rates based on our historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities and mortgage loans comprise an immaterial portion of the portfolio and do not have a significant impact on weighted-average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate.

FOR THE YEARS ENDED DECEMBER 31, 2005	2006	2007	2008	2009	2010	THEREAFTER	TOTAL	FAIR VALUE 12/31/05
(Dollars in millions)

Rate Sensitive Assets:
Available-for-sale securities	$816.9	$288.9	$333.1	$375.4	$529.8	$3,664.6	$6,008.7	$6,045.4
Average interest rate	5.23%	5.79%	5.46%	5.96%	6.13%	5.71%	5.69%
Mortgage loans	$23.3	$3.3	$2.8	$10.4	$39.4	$21.5	$100.7	$109.0
Average interest rate	8.55%	8.20%	7.07%	7.66%	7.87%	7.67%	7.95%
Policy loans	$—	$—	$—	$—	$—	$139.9	$139.9	$139.9
Average interest rate	—	—	—	—	—	8.00%	8.00%

Rate Sensitive Liabilities:
Fixed interest rate GICs	$30.3	$—	$—	$—	$—	$—	$30.3	$30.5
Average interest rate	6.95%	—	—	—	—	—	6.95%
Supplemental contracts without life contingencies	$9.1	$4.8	$3.0	$1.6	$0.2	$2.7	$21.4	$18.5
Average interest rate	2.86%	2.86%	2.77%	2.54%	2.64%	2.52%	2.79%
Other individual contract deposit funds	$6.8	$5.6	$4.9	$4.0	$3.8	$71.8	$96.9	$96.9
Average interest rate	3.62%	3.57%	3.54%	3.51%	3.51%	3.50%	3.55%
Other group contract deposit funds	$4.9	$3.4	$3.0	$2.6	$2.4	$19.3	$35.6	$35.1
Average interest rate	2.26%	2.33%	2.33%	2.33%	2.33%	2.33%	2.32%
Individual annuity contracts - general account	$13.2	$13.0	$13.2	$8.2	$12.3	$37.0	$96.9	$93.7
Average interest rate	3.10%	3.09%	3.09%	3.09%	3.09%	3.09%	3.09%
Trust instruments supported by funding obligations	$255.5	$—	$19.0	$—	$—	$17.7	$292.2	$297.3
Average interest rate	3.50%	—	8.20%	—	—	6.00%	3.94%
Long-term debt	$—	$—	$—	$—	$—	$508.8	$508.8	$537.9
Average interest rate	—	—	—	—	—	7.98%	7.98%

FOR THE YEARS ENDED DECEMBER 31, 2004	2005	2006	2007	2008	2009	THEREAFTER	TOTAL	FAIR VALUE 12/31/04
(Dollars in millions)

Rate Sensitive Assets:
Available-for-sale securities	$853.5	$634.8	$544.7	$432.7	$503.3	$4,597.6	$7,566.6	$7,868.4
Average interest rate	6.15%	6.03%	5.71%	5.68%	6.15%	5.84%	5.90%
Mortgage loans	$9.0	$15.4	$3.6	$7.2	$10.8	$70.5	$116.5	$133.9
Average interest rate	9.05%	8.33%	8.29%	7.14%	7.71%	7.85%	7.97%
Policy loans	$—	$—	$—	$—	$—	$256.4	$256.4	$256.4
Average interest rate	—	—	—	—	—	7.21%	7.21%

Rate Sensitive Liabilities:
Fixed interest rate GICs	$—	$30.0	$—	$—	$—	$—	$30.0	$31.2
Average interest rate	—	7.00%	—	—	—	—	7.00%
Supplemental contracts without life contingencies	$36.1	$18.2	$11.1	$7.5	$0.4	$5.4	$78.7	$75.4
Average interest rate	2.12%	2.29%	2.54%	2.98%	4.17%	4.10%	2.42%
Other individual contract deposit funds	$10.2	$8.9	$7.9	$7.1	$6.3	$90.6	$131.0	$130.2
Average interest rate	4.35%	4.29%	4.24%	4.19%	4.15%	4.10%	4.23%
Other group contract deposit funds	$5.2	$3.7	$3.3	$2.9	$2.6	$20.9	$38.6	$38.3
Average interest rate	3.29%	3.61%	3.61%	3.61%	3.61%	3.61%	3.57%
Individual annuity contracts - general account	$149.8	$126.5	$114.0	$105.9	$108.9	$551.0	$1,156.1	$1,121.3
Average interest rate	3.18%	3.16%	3.16%	3.17%	3.17%	3.18%	3.17%
Trust instruments supported by funding obligations	$779.3	$293.2	$—	$19.0	$—	$19.7	$1,111.2	$1,128.2
Average interest rate	4.82%	3.50%	—	8.20%	—	6.00%	4.54%
Long-term debt	$—	$—	$—	$—	$—	$508.8	$508.8	$552.3
Average interest rate	—	—	—	—	—	7.98%	7.98%

Foreign Currency Sensitivity

A portion of our investment securities and trust instruments supported by funding obligations are denominated in foreign currencies. Our operating results are exposed to changes in exchange rates between the U.S. dollar and foreign currencies, primarily the Japanese Yen, British Pound and Euro. To mitigate the short-term effect of changes in currency exchange rates, we regularly hedge by entering into foreign exchange swaps and futures, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. The following tables for the years ended December 31, 2005 and 2004 provide information about our derivative financial instruments and other financial instruments, used for purposes other than trading, by functional currency and presents fair value information in U.S. dollar equivalents. The tables summarize information on instruments that are sensitive to foreign currency exchange rates, including securities denominated in foreign currencies, compound foreign currency/interest rate swap contracts, foreign currency forward exchange agreements, foreign currency futures contracts, and foreign currency options contracts. For foreign currency denominated securities and liabilities, the tables present principal cash flows and applicable current foreign currency exchange rates by contractual maturity. For foreign currency derivative instruments, the tables present the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. The notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

								FAIR VALUE
FOR THE YEARS ENDED DECEMBER 31, 2005	2006	2007	2008	2009	2010	THEREAFTER	TOTAL	12/31/05
(Currencies in millions)

Fixed Interest Securities Denominated in Foreign Currencies:
Fixed interest rate securities denominated in British Pounds	9.5	—	—	—	—	—	9.5	$24.3
Current foreign exchange rate	1.7230	—	—	—	—	—	1.7230
Currency Swap Agreements Related to Fixed Interest Securities:
Receive British Pounds
Notional amount in foreign currency	9.5	—	—	—	—	—	9.5	$(0.4)
Average contract rate	1.9800	—	—	—	—	—	1.9800
Current foreign exchange rate	1.7230	—	—	—	—	—	1.7230
Liabilities Denominated in Foreign Currencies:
Trust instruments supported by funding obligations denominated in Japanese Yen	30,000.0	—	—	—	—	—	30,000.0	$258.6
Current foreign exchange rate	0.0085	—	—	—	—	—	0.0085
Trust instruments supported by funding obligations denominated in British Pounds	—	—	—	—	—	9.8	9.8	$18.5
Current foreign exchange rate	—	—	—	—	—	1.7230	1.7230
Currency Swap Agreements Related to Trust Obligations:
Receive Japanese Yen
Notional amount in foreign currency	30,000.0	—	—	—	—	—	30,000.0	$(22.3)
Average contract rate	0.0093	—	—	—	—	—	0.0093
Current foreign exchange rate	0.0085	—	—	—	—	—	0.0085
Receive British Pounds
Notional amount in foreign currency	—	—	—	—	—	9.8	9.8	$2.7
Average contract rate	—	—	—	—	—	1.4415	1.4415
Current foreign exchange rate	—	—	—	—	—	1.7230	1.7230

								FAIR VALUE
FOR THE YEARS ENDED DECEMBER 31, 2004	2005	2006	2007	2008	2009	THEREAFTER	TOTAL	12/31/04
(Currencies in millions)

Fixed Interest Securities Denominated in Foreign Currencies:
Fixed interest rate securities denominated in British Pounds	—	9.5	—	—	—	—	9.5	$24.3
Current foreign exchange rate	—	1.9181	—	—	—	—	1.9181
Currency Swap Agreements Related to Fixed Interest Securities:
Receive British Pounds
Notional amount in foreign currency	—	9.5	—	—	—	—	9.5	$(0.9)
Average contract rate	—	1.9800	—	—	—	—	1.9800
Current foreign exchange rate	—	1.9181	—	—	—	—	1.9181
Liabilities Denominated in Foreign Currencies:
Trust instruments supported by funding obligations denominated in Euros	196.7	—	—	—	—	—	196.7	$288.5
Current foreign exchange rate	1.3554	—	—	—	—	—	1.3554
Trust instruments supported by funding obligations denominated in Japanese Yen	50,000.0	30,000.0	—	—	—	—	80,000.0	$803.0
Current foreign exchange rate	0.0097	0.0097	—	—	—	—	0.0097
Trust instruments supported by funding obligations denominated in British Pounds	—	—	—	—	—	9.8	9.8	$20.3
Current foreign exchange rate	—	—	—	—	—	1.9181	1.9181

Currency Swap Agreements Related to Trust Obligations:
Receive Euros
Notional amount in foreign currency	196.7	—	—	—	—	—	196.7	$18.4
Average contract rate	0.9514	—	—	—	—	—	0.9514
Current foreign exchange rate	1.3554	—	—	—	—	—	1.3554
Receive Japanese Yen
Notional amount in foreign currency	50,000.0	30,000.0	—	—	—	—	80,000.0	$43.6
Average contract rate	0.0093	0.0093	—	—	—	—	0.0093
Current foreign exchange rate	0.0097	0.0097	—	—	—	—	0.0097
Receive British Pounds
Notional amount in foreign currency	—	—	—	—	—	9.8	9.8	$4.0
Average contract rate	—	—	—	—	—	1.4415	1.4415
Current foreign exchange rate	—	—	—	—	—	1.9181	1.9181

Commodity Price Risk Sensitivity

A portion of our December 31, 2004 liabilities included a GMDB feature that provided annuity contractholders with a guaranteed minimum death benefit. This minimum death benefit was subject to equity market risk. On December 3, 2003, we implemented a hedging program to economically hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003. In response to our entering into the Agreement to sell our variable life insurance and annuity business, we discontinued this program on August 22, 2005. On August 23, 2005, we implemented a new derivative program designed to economically hedge against fluctuations in the purchase price of the variable life insurance and annuity business. The business was sold and the derivatives were closed on December 30, 2005. As of December 31, 2005, we no longer held equity market sensitive derivatives used to economically hedge either the increased GMDB claims or the purchase price for the sale of the variable life insurance and annuity business.

The following table for the year ended December 31, 2004 provides information about our derivative financial instruments used for purposes other than trading that are sensitive to changes in the equity market. The table presents notional amounts, number of contracts, and weighted-average contract price by index and expected maturity.

								FAIR VALUE
FOR THE YEARS ENDED DECEMBER 31, 2004	2005	2006	2007	2008	2009	THEREAFTER	TOTAL	12/31/04
(Dollars in millions, except average opening price)
S&P Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$121.7	$—	$—	$—	$—	$—	$121.7	$(2.4)
Number of Contracts	409.0	—	—	—	—	—	409.0
Average opening price	$1,190.60	$—	$—	$—	$—	$—	$1,190.60
Russell Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$25.5	$—	$—	$—	$—	$—	$25.5	$(1.0)
Number of Contracts	81.0	—	—	—	—	—	81.0
Average opening price	$629.30	$—	$—	$—	$—	$—	$629.30
NASDAQ Index Futures Contracts (Short) Related to the GMDB Hedging Program:
Notional Amount in U.S. Dollars	$20.1	$—	$—	$—	$—	$—	$20.1	$(0.4)
Number of Contracts	126.0	—	—	—	—	—	126.0
Average opening price	$1,593.40	$—	$—	$—	$—	$—	$1,593.40

INCOME TAXES

We file a consolidated United States federal income tax return that includes THG and its domestic subsidiaries (including non-insurance operations). We segregate the entities included within the consolidated group into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income.

The provision for federal income taxes from continuing operations before the cumulative effect of a change in accounting principle were benefits of $5.2 million and $0.8 million during 2005 and 2004, respectively, compared to an expense of $3.9 million during 2003. These provisions resulted in consolidated effective federal tax rates of (7.3%), (0.6%), and 6.5% of pre-tax income for 2005, 2004 and 2003, respectively. The 2005 provision reflects a $9.5 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1992 to 1994 and a $2.3 million benefit resulting from a reduction in federal income tax reserves for prior years from ongoing Internal Revenue Service audits. The 2004 provision reflects a $30.4 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1979 to 1991. The largest of these disputed items relates to deductions taken for increased death benefits pertaining to certain life insurance contracts existing in 1982 and 1983. Under this settlement, we received a refund of amounts paid for these years, as well as various tax credits that have been applied to offset federal tax liabilities in other years.

Absent the aforementioned benefits, the effective tax rates in 2005 and 2004 were 9.3% and 20.5%, respectively. The decrease from the prior year is principally due to lower underwriting income, primarily as a result of Hurricane Katrina losses, partially offset by a reduced level of tax-exempt interest in the current year. The increase in the rates from 2003 to 2004 is primarily due to higher underwriting income in our property and casualty business and a reduced level of tax-exempt interest in 2004.

Included in our deferred tax net asset as of December 31, 2005 is an asset of approximately $10 million related to federal income tax net operating loss carryforwards (“NOL”) and a net asset of approximately $9 million related to capital loss carryforwards. Our gross capital losses totaled approximately $497 million, including approximately $492 million resulting from the sale of our variable life insurance and annuity business. A valuation allowance of approximately $472 million has been recorded against our gross capital loss carryforwards, since it is our opinion that it is more likely than not that this asset will not be fully realized. Our estimate of the gross amount and likely realization of capital loss carryforwards may change over time. The NOL may be utilized in future years to offset taxable income of approximately $29 million and will begin expiring in 2020. The net capital loss carryforwards may be utilized to offset future capital gains of approximately $25 million and will begin expiring in 2008. In addition, at December 31, 2005, there is an asset of approximately $185 million, of which approximately $124 million relates to alternative minimum tax credit carryforwards, $60 million relates to low income housing tax credit carryforwards and other general business credits and approximately $1 million relates to foreign tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date, the low income housing credit carryforwards will expire beginning in 2018 and the foreign tax credit will expire beginning in 2013. We may utilize the credits to offset regular federal income taxes due from future income, and although we believe that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included on pages 74 to 82 of this Form 10-K.

Property & Casualty Insurance Loss Reserves

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”), as discussed in “Segment Results – Property and Casualty, Overview of Loss Reserve Estimation Process” based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, our actuaries develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the actuarial estimation process, which vary by line of business, include determining the expected consistency in the frequency and severity of claims incurred but not yet reported to prior years claims, the trend in loss costs, changes in the timing of the reporting of losses from the loss date to the notification date and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. On a quarterly basis, our actuaries provide to management a point estimate for each significant line of our direct business to summarize their analysis.

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at December 31, 2005 and 2004 included the likelihood of future adverse development related to significant catastrophes losses experienced in the third quarter of each year, the current extent to which changes in the mix of business in our Commercial Lines segment have affected our ultimate loss trends, the significant improvement in personal lines frequency and severity trends the industry has experienced over the past couple of years which were unanticipated and remain to some extent unexplained, the likelihood of continued adverse development in the workers compensation line where losses tend to emerge over long periods of time and rising medical costs have continued and significant growth in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At December 31, 2005 and 2004, total recorded reserves were 5.4% and 5.7% greater than actuarially indicated reserves, respectively. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2005 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years developed favorably (unfavorably) by $79.5 million, $14.5 million, and $(40.4) million for the years ended December 31, 2005, 2004 and 2003, respectively, which represents 2.30%, 0.47% and 1.34% of loss reserves held, respectively. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business on pages 11 and 12 of this Form 10-K for guidance related to the annual development of our loss and LAE reserves.

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

Pension Benefit Obligations

Prior to 2005, we provided pension retirement benefits to substantially all of our employees based on a defined benefit cash balance formula. In addition to the cash balance allocation, certain transition group employees, who had met specified age and service requirements as of December 31, 1994, were eligible for a grandfathered benefit based primarily on the employees’ years of service and compensation during their highest five consecutive plan years of employment. As of January 1, 2005, the defined benefit pension plans were frozen.

We account for our pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“Statement No. 87”). In order to measure the liabilities and expense associated with these plans, we must make various estimates and key assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, employee turnover rates and anticipated mortality rates. These estimates and assumptions are reviewed at least annually and are based on our historical experience, as well as current facts and circumstances. In addition, we use outside actuaries to assist in measuring the expenses and liabilities associated with this plan.

The discount rate enables us to state expected future cash flows as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. We determine our discount rate utilizing the Citigroup Pension Discount Curve as of December 31, 2005. As of December 31, 2005, based upon our plan assets in relation to this discount curve, we decreased our discount rate to 5.50%, from 5.63% at December 31, 2004.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. As of December 31, 2005, the expected rate of return on plan assets was 8.25% compared to 8.50% at December 31, 2004. Increases in actual returns on plan assets will generally reduce our additional minimum pension liability.

As a result of an increase in the actual return on assets in 2005, as well as demographic participant changes, partially offset by the lower 2005 year-end discount rate, we expect our pre-tax pension expense to decrease from $21.2 million in 2005 to approximately $13 million in 2006.

Holding all other assumptions constant, sensitivity to changes in our key assumptions are as follows:

Discount Rate – A 25 basis point increase or reduction in discount rate would decrease or increase, respectively our pension expense in 2006 by approximately $2.5 million. This 25 basis point increase or reduction in the discount rate would also decrease or increase, respectively, our projected benefit obligation by approximately $16 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2006 by approximately $1.0 million.

SIGNIFICANT TRANSACTION

On December 30, 2005, we sold all of the outstanding shares of capital stock of AFLIAC, a life insurance subsidiary representing approximately 95% of our run-off variable life insurance and annuity business, to Goldman Sachs. The transaction also includes the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, AIT agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, we agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of AFIMS, our investment advisory subsidiary, concurrently with the consummation of the fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006. In connection with the sale, the Massachusetts Division of Insurance approved both a cash dividend of $48.6 million from FAFLIC, including the $8.6 million ceding commission received related to the 100% reinsurance of FAFLIC’s variable business, and the distribution of other non-insurance subsidiaries, from which the holding company received approximately $15.4 million of additional funds.

Total proceeds from the sale were $318.8 million, comprised of $284.0 million from the sale of AFLIAC, proceeds from the sale of AFIMS of $26.2 million and proceeds from the ceding commission related to the reinsurance of the FAFLIC variable business of $8.6 million. Included in the proceeds from the sale of AFLIAC is $46.7 million of proceeds expected to be deferred and paid over a three year period, with 50% being received in the first year and 25% in each of the following two years. The actual purchase price paid by Goldman Sachs was determined based on the actual total adjusted statutory capital level of AFLIAC at December 30, 2005. For the year ended December 31, 2005, we recorded a loss from this transaction of $444.4 million. (See Life Companies – Discontinued Operations on page 41 of this Form 10-K for further information regarding the components of this loss).

In connection with there transactions, we have made various representations, warranties and covenants to Goldman Sachs. We have agreed to indemnify Goldman Sachs for breaches of such representations, warranties and covenants. We have also agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business being transferred.

In connection with these agreements, we will provide transition services until the earlier of eighteen months from the December 30, 2005 closing or when the operations of AFLIAC, and the reinsured FAFLIC business, can be transferred to Goldman Sachs. This transition period is currently expected to extend into the fourth quarter of 2006.

STATUTORY CAPITAL OF INSURANCE SUBSIDIARIES

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level (without regard to the application of the negative trend test). Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level, and RBC ratios for FAFLIC and Hanover, as of December 31, 2005 and December 31, 2004, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

2005
(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover (1)	$1,204.6	$450.3	$225.1	268%	535%
FAFLIC (2)	195.2	46.1	23.1	410%	817%

(1)	Hanover’s Total Adjusted Capital includes $733.0 million related to its subsidiary, Citizens.

(2)	FAFLIC’s Total Adjusted Capital is reported net of the $48.6 million dividend declared to the holding company in December 2005.

2004
(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover (1)	$1,098.8	$434.7	$217.4	253%	506%
FAFLIC	207.7	61.3	30.6	339%	679%

(1)	Hanover’s Total Adjusted Capital includes $609.7 million related to its subsidiary, Citizens.

The total adjusted statutory capital position of FAFLIC declined during 2005, from $207.7 million at December 31, 2004 to $188.8 million at December 31, 2005. The decrease in statutory surplus primarily resulted from the declared dividend of $48.6 million to the holding company in December 2005, partially offset by payments from Hanover or Citizens to FAFLIC for the utilization of FAFLIC’s net operating loss carryforwards and other tax attributes. Due to the sale of AFLIAC on December 30, 2005, its total adjusted statutory capital position is not included above.

The improvement of FAFLIC’s RBC ratios reflect lower required risk-based capital primarily due to lower asset and statutory reserve levels as a result of coinsurance and continued business run-off.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus. As a result of this limitation, no dividends may be paid from FAFLIC without the consent of the Massachusetts Commissioner of Insurance. Also, the payment of “extraordinary” dividends, as defined, from any of our insurance subsidiaries is restricted. In addition, we entered into an agreement with the Massachusetts Commissioner of Insurance, upon the sale of our variable life insurance and annuity business, whereby we agree to maintain FAFLIC’s RBC ratio at a minimum of 100% of the Company Action Level (on the Industry Scale).

During 2005, we received no dividends from our property and casualty businesses. Approximately $120.5 million is currently available to dividend from our property and casualty companies without prior approval from the Insurance Commissioners in the states of domicile. In connection with the sale of the variable life insurance and annuity business to Goldman Sachs, the Massachusetts Division of Insurance approved both a cash dividend from FAFLIC of $48.6 million, including the $8.6 million ceding commission related to the reinsurance of FAFLIC’s variable life insurance and annuity business, and the distribution of other non-insurance subsidiaries, from which the holding company received an additional $15.4 million of funds. These dividends were paid to the holding company in 2006.

Our sources of cash for our insurance subsidiaries are premiums and fees collected, investment income and maturing investments. Primary cash outflows are paid benefits, claims, losses and loss adjustment expenses, policy acquisition expenses, other underwriting expenses and investment purchases. Cash outflows related to benefits, claims, losses and loss adjustment expenses can be variable because of uncertainties surrounding settlement dates for liabilities for unpaid losses and because of the potential for large losses either individually or in the aggregate. We expect an increase in cash outflows during 2006 due to the expectation of an increase in claims payments resulting from Hurricane Katrina, as well as the aforementioned share repurchase program. These outflows will be funded with existing cash and with proceeds from the sale of cash equivalents and fixed maturities. We periodically adjust our investment policy to respond to changes in short-term and long-term cash requirements.

Net cash provided by operating activities was $153.1 million and $142.4 million in 2005 and 2004, respectively, while net cash used by operating activities was $174.3 million in 2003. The $10.7 million increase in cash provided by operating activities in 2005 was primarily due to lower net loss and LAE payments in our property and casualty business, as well as to lower net payments from the general account as a result of fewer annuity contract surrenders, and our receipt in 2004 of a non-recurring federal income tax settlement of $30.4 million. These were partially offset by lower written premiums, increased payments in 2005 for contingent commissions related to 2004 business, and an increase in federal income tax payments. The $316.7 million increase in cash provided by operating activities in 2004 was primarily due to lower net loss and LAE payments in the property and casualty business. In addition, cash flows from operations improved in 2004 due to lower net payments from the general account as a result of fewer annuity contract redemptions in the Life Companies. The usage of cash for operations during 2003 primarily reflects net payments from the general account as a result of increased annuity contract withdrawals in our Life Companies segment as a result of ratings downgrades and our cessation of new sales. In addition, approximately $100 million of cash was transferred, related to the settlement of payables resulting from the sale of our universal life insurance business. We also contributed $25 million to our qualified pension plan in 2003.

Net cash provided by investing activities was $811.5 million in 2005, $41.3 million in 2004 and $354.3 million in 2003. The $770.2 million increase in cash provided by investing activities in 2005 was primarily due to net sales of fixed maturity securities, primarily resulting from the maturity of certain long-term funding agreements in our Life Companies segment, as well as lower underwriting results in our property and casualty group. In addition, we received net proceeds from the sale of our variable life insurance and annuity business in 2005. The $313.0 million decrease in cash provided by investing activities in 2004, as compared to 2003, was primarily from net purchases of fixed maturities and other investment assets, resulting from improved underwriting results in the Property and Casualty group. Additionally, increased funding agreement withdrawals also contributed to the decline in cash provided by investing activities partially offset by lower general account annuity redemptions in the Life Companies segment. Cash provided by investing activities in 2003 also included $64.9 million of proceeds from the disposal of our company owned life insurance policy.

Net cash used in financing activities was $749.6 million and $475.3 million in 2005 and 2004, respectively, while net cash provided by financing activities was $160.2 million in 2003. Cash used in both 2005 and 2004 was primarily due to the maturity of certain long-term funding agreements in our Life Companies segment, including trust instruments supported by funding obligations and the reduction of cash held as collateral related to our securities lending program. The cash provided by financing activities in 2003 primarily reflects a net increase in collateral held related to our securities lending program, partially offset by withdrawals of trust instruments supported by funding obligations.

During 2005, we sold AFLIAC, which held $11.0 billion of assets and $10.7 billion of liabilities at December 30, 2005. Assets transferred as a part of the sale included investment assets of $1.3 billion and $123.2 million of cash. Additionally, during 2003, we transferred approximately $450 million of investment assets and $100 million of cash to settle payables related to the sale of our universal life insurance business.

At December 31, 2005, THG, as a holding company, had $333.7 million of cash and fixed maturities. As a result of the sale of our variable life insurance and annuity business, the holding company received $235.8 million of net proceeds on December 30, 2005 upon the closing of the transaction. In the first quarter of 2006, the holding Company expects additional net cash related to the sale, as well as dividends proposed in connection therewith as described above, totalling $77.1 million. An additional $46.7 million of proceeds from Goldman Sachs has been deferred and will be received over the next three years. Excluding the deferred proceeds from Goldman Sachs, the total cash proceeds at the holding company of $312.9 million was comprised of the following:

(In millions)
Total proceeds from Goldman Sachs	$318.8
Dividend from FAFLIC	40.0
Dividend from non-insurance subsidiaries	15.4
Purchase price adjustment hedge losses	(14.6)

359.6
Deferred portion of proceeds	(46.7)

Net amount received or collectible at closing	$312.9

In connection with the sale of the variable life insurance and annuity business, THG will incur transaction related costs, currently estimated at $10.5 million, as well as provide guarantees to Goldman Sachs regarding legal claims, reinsurance arrangements, the accuracy of certain representations and warranties and the compliance with certain covenants, and other indemnification obligations. The cost of these guarantees, as determined in accordance with FIN 45, is currently estimated to be approximately $13 million, after taxes.

On December 28, 2005, our Board of Directors authorized a share repurchase program of up to $200 million. As of February 28, 2006, we have repurchased 1.4 million shares at an aggregate cost of $62.3 million.

We believe our current holding company assets are sufficient to meet our future obligations, which consist primarily of interest on both our senior debentures and our junior debentures, and to pay certain federal income tax liabilities expected to become due in 2006. In 2005, we paid an annual dividend of 25 cents per share to our shareholders totaling $13.4 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. The combination of the current interest rate environment reflecting lower yielding fixed maturities and volatile stock market returns have caused many U.S. pension plans, including ours, to become underfunded. As a result, without pension funding relief currently being considered by Congress, we expect to make significant cash contributions to our qualified defined benefit pension plan in future years. Based upon current law, we are required to contribute $52.1 million in 2006. As the single employer of THG, the funding of these plans is the responsibility of FAFLIC. This contribution will not affect the statutory surplus of FAFLIC.

Our insurance subsidiaries, including FAFLIC, maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. In addition, we had no commercial paper borrowings as of December 31, 2005 and we do not anticipate utilizing commercial paper in 2006. Debt ratings downgrades resulted in our non-renewal of our credit line in 2003 and continue to preclude or adversely affect the cost and availability of credit lines, commercial paper, other additional debt and equity financing.

Our financing obligations generally include repayment of our senior debentures and junior subordinated debentures, operating lease payments, trust instruments supported by funding obligations and funding agreements. The following table represents our annual payments related to the principal payments of these financing obligations as of December 31, 2005 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included individual contract deposit funds related to the operations of our life insurance companies which provide for contractual payments, our estimated payments related to our policy and claim reserves, as well as our current expectation of payments to be made to support the obligations of our benefit plans. Actual payments may differ from the contractual and/or estimated payments in the table.

DECEMBER 31, 2005	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
(In millions)
Long-term debt (1)	$—	$—	$—	$508.8	$508.8
Trust instruments supported by funding obligations (2)	255.5	19.0	—	17.7	292.2
Funding agreements (2)	30.3	—	—	—	30.3
Individual contract deposit funds (3)	6.8	10.5	7.8	71.8	96.9
Operating lease commitments (4)	15.0	18.0	4.1	—	37.1
Qualified pension plan funding obligations (5)	52.1	62.4	21.8	—	136.3
Non-qualified pension plan benefit obligations (6)	7.7	16.3	16.4	40.5	80.9
Life-contingent contract benefit obligations (7), (11)	48.8	96.2	95.7	1,048.9	1,289.6
Group annuity pension benefit obligations (8)	42.4	78.3	69.7	361.7	552.1
Certain group life and health insurance obligations (9), (11)	7.8	22.2	16.7	71.8	118.5
Loss and LAE obligations (10)	1,619.3	960.2	395.0	484.2	3,458.7

(1)	Long-term debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, and our junior subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%.

(2)	Trust instruments supported by funding obligations payments and funding agreement payments are reflected in the category representing their contractual maturity.

(3)	Individual contract deposit funds are reflected in the category representing their contractual maturity.

(4)	We have operating leases in FAFLIC, Hanover and Citizens.

(5)	Qualified pension plan funding obligations represent the amounts necessary to be contributed to the plan to satisfy minimum funding obligations in accordance with the Employee Retirement Income Security Act of 1974. Beginning in 2006, substantial contributions will be required based on the current level of pension assets and liabilities. These estimates are based on several assumptions, including but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, and interest crediting rates. Differences between actual plan experience and our assumptions will result in changes to our future minimum funding obligations.

(6)	Non-qualified pension plan benefit obligations reflect estimated payments to be made through plan year 2015 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.

(7)	Life-contingent contract benefits relate to traditional life insurance contracts and reflect the estimated cash payments to be made to policyholders in the future. The timing of cash outflows related to these contracts is based on historical experience and our expectation of future payment patterns. Uncertainties relating to these estimates include mortality assumptions, customer lapse and surrender activity, renewal premium and expense assumptions. Actual payments may differ from our estimates and could result in a significantly different future payment pattern. The total contractual obligations exceeds the corresponding liability on the financial statements primarily because the financial statement liability has been discounted for interest.

(8)	Group annuity pension obligations reflect the estimated cash payments due to annuitants as a result of policies purchased from us by their employers. The timing of cash outflows related to these contracts is based on historical experience and our expectation of future payment patterns. Mortality assumptions are the primary uncertainty in estimating these obligations. The total contractual obligations exceeds the corresponding liability on the financial statements primarily because the financial statement liability has been discounted for interest.

(9)	During 1999, we exited our group life and health insurance business. Certain group life and health benefit obligations relate to this discontinued business and primarily represent the run-off of accident and health assumed reinsurance pool obligations. The timing of cash outflows related to these contracts is based on historical experience and information provided by the administrators of each pool. Uncertainties relating to these estimates include mortality assumptions, morbidity assumptions, medical inflation costs and other factors. Actual payments may differ from our estimates and could result in a significantly different future payment pattern. The total contractual obligations differs from the corresponding liability on the financial statements primarily because we have included approximate reserves related to business reinsured with other insurance companies and because the financial statement liability has been discounted for interest.

(10)	Unlike many other forms of contractual obligations, LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and LAE reserve payments to be made by period, as shown above, are estimates based principally on historical experience.

(11)	As of December 31, 2005, FAFLIC Variable business reserves of $124.6 million, universal life insurance reserves of $1.0 million, individual health insurance reserves of $18.7 million, and certain group life and health insurance reserves of $176.0 million have been excluded because substantially all of these obligations are reinsured with other insurance companies. The related contractual obligations and cash flows are borne by the reinsurers.

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

We continue to vigorously defend this matter, and regard plaintiffs claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in our view, these purported lost profits would not have been earned because of various actions taken by us, the investment management industry and regulators, to deter or eliminate market timing, including the implementation of “fair value” pricing.

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position. Although AFLIAC was sold to Goldman Sachs on December 30, 2005, we have indemnified AFLIAC and Goldman Sachs with respect to this litigation. However, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. The trial date for the damage phase of the litigation has not been set.

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

In addition, we are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, and inquiries relating to tax reporting calculations to policyholders and others in connection with distributions under a subset of variable annuity contracts in this business.

The potential outcome of other litigation or regulatory actions, or other legal proceedings in which we have been named a defendant, and our ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

Additionally, the Louisiana Insurance Commissioner has enacted emergency rules suspending the authority of insurance companies to cancel or nonrenew certain personal and commercial property insurance policies covering properties in Louisiana that had been damaged by hurricanes Katrina and Rita. Specifically, our ability to issue notices of cancellation and nonrenewal has been suspended until 60 days after the substantial completion of the repair or reconstruction of the dwelling, residential property or commercial property or until December 31, 2006, whichever occurs first. There can be no assurance that we will not be adversely affected by such limitations imposed by the state.

In addition, the Louisiana FAIR Plan has experienced substantial losses related to Hurricane Katrina. Under the state’s Plan, we are allowed to recover our share of such losses from policyholders, subject to annual limitations. Although we have recognized an expense currently for our estimated losses from the Louisiana FAIR Plan, given the uncertainty in the marketplace in Louisiana, there can be no assurance that our estimate of this liability will be sufficient to cover our share of the FAIR Plan losses or whether we will be able to recover such costs from policyholders. Also, the availability of private homeowners insurance in the state is declining as carriers seek to exit or significantly reduce their exposure in the state. This may increase the number of insureds seeking coverage from the FAIR Plan and could result in increased losses to us through the FAIR Plan.

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

The following tables provide information about our ratings at December 31, 2003, 2004 and 2005 and recent updates to these ratings.

STANDARD & POOR’S RATINGS

End of Year Rating
	December 2003		December 2004		December 2005
Financial Strength Ratings
Property and Casualty Companies	BBB+ (Good with a stable outlook	)	BBB+ (Good with a stable outlook	)	BBB+ (Good with a stable outlook	)

FAFLIC	B+ (Weak with a positive outlook	)	BB (Marginal with a stable outlook	)	BBB- (Good with a stable outlook	)

Debt Ratings
Senior Debt	BB- (Marginal with a positive outlook	)	BB (Marginal with a stable outlook	)	BB+ (Marginal with a stable outlook	)

Capital Securities	B- (Weak with a positive outlook	)	B (Weak with a stable outlook	)	B+ (Weak with a stable outlook	)

MOODY’S RATINGS

End of Year Rating
	December 2003		December 2004		December 2005		February 2006

Financial Strength Ratings

Property and Casualty Companies	Baa2 (Adequate with stable outlook	)	Baa1 (Adequate with stable outlook	)	Baa1 (Adequate with negative outlook	)	Baa1 (Adequate with stable outlook	)

FAFLIC	Ba1 (Questionable with stable outlook	)	Ba1 (Questionable with stable outlook	)	Ba1 (Questionable with stable outlook	)	Ba1 (Questionable with stable outlook	)

Debt Ratings

Senior Debt	Ba3 (Questionable with stable outlook	)	Ba1 (Questionable with stable outlook	)	Ba1 (Questionable with stable outlook	)	Ba1 (Questionable with stable outlook	)

Capital Securities	B2 (Poor with stable outlook	)	Ba2 (Questionable with stable outlook	)	Ba2 (Questionable with stable outlook	)	Ba2 (Questionable with stable outlook	)

Short-term Debt	NP (Not Prime	)	NP (Not Prime	)	NP (Not Prime	)	NP (Not Prime	)

A.M. BEST’S RATINGS

End of Year Rating
	December 2003		December 2004		December 2005
Financial Strength Ratings

Property and Casualty Companies	B++ (Very Good with stable outlook	)	A- (Excellent with stable outlook	)	A- (Excellent with stable outlook	)

FAFLIC	B- (Fair with stable outlook	)	B+ (Very Good with stable outlook	)	B+ (Very Good with stable outlook	)

Debt Ratings

Senior Debt	bb (Speculative with stable outlook	)	bb+ (Speculative with stable outlook	)	bbb- (Adequate with stable outlook	)

Capital Securities	b+ (Very speculative with stable outlook	)	bb- (Speculative with stable outlook	)	bb (Speculative with stable outlook	)

Short-term Debt	AMB-4 with stable outlook		AMB-3 with stable outlook		Not Rated

Our holding company’s current debt ratings, which are below investment grade, are expected to adversely affect our ability to obtain, or the cost and availability of, credit lines, commercial paper and other debt and equity financing.

RECENT DEVELOPMENTS

On December 28, 2005 our Board of Directors authorized a stock repurchase program of up to $200 million of our common stock. As of February 28, 2006, we have repurchased 1.4 million shares at an aggregate cost of $62.3 million.

RISKS AND FORWARD-LOOKING STATEMENTS

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for 2006 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward looking statements. See “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99-2 to our Annual Report on Form 10-K for the period ended December 31, 2005.

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

Risks Relating to Our Property and Casualty Insurance Business

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse catastrophe experience, severe weather or other unanticipated significant losses; (ii) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years, including risks indirectly insured through discontinued pools which are included in the Other Property and Casualty segment (our retained Life Companies business also includes discontinued pools which present similar risks); (iii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments; (iv) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (v) restrictions on insurance underwriting; (vi) industry-wide change resulting from current investigations and inquiries relating to compensation arrangements with insurance brokers and agents; and (vii) disruptions caused by the introduction of new personal lines products, such as our new multi-variate auto product, and related technology changes and new personal and commercial lines operating models.

Specifically, underwriting results and segment income could be adversely affected by changes in our net loss and LAE estimates related to hurricanes Katrina and Rita. The risks and uncertainties in our business that may affect such estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event. Factors that add to the complexity in this event include the legal and regulatory uncertainty, difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, the exacerbating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas. As a result, there can be no assurance that our ultimate costs associated with this event will not be substantially different from these estimates. In addition, there can be no assurance that, in light of the devastation in the areas affected by Hurricane Katrina, our ability to obtain and retain policyholders will not be adversely affected.

Hurricane Katrina has also caused uncertainty regarding the reinsurance marketplace, which also will experience significant losses related to this catastrophe. There can be no assurance that we will not be adversely affected by changes in the reinsurance marketplace, including the cost of and ability to obtain reinsurance coverages similar to our current programs.

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates. In addition, underwriting results and segment income could be adversely affected by changes in the current favorable frequency and loss trends generally being experienced industry-wide. Results in personal lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the Governor of Michigan’s proposals to reduce rates or the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores), by unfavorable loss trends that may result in New Jersey due to that state’s recent supreme court ruling relating to the no-fault tort threshold, and by disruptions caused by judicial and potential legislative intervention related to new rules adopted by the Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market, as well as the 2006 reduction in personal automobile rates and the possibility of future rate reductions. Also, our personal lines business production and earnings may be unfavorably affected by the introduction of our new multivariate auto product should we experience adverse selection because of our pricing, operational difficulties or implementation impediments with independent agents. In addition, there are increased underwriting risks associated with premium growth and the introduction of new products or programs, the appointment of new agencies and the expansion into new geographical areas.

Risks Relating to Our Life Companies

Our businesses may be affected by (i) lower appreciation or decline in value of our managed investments or the investment markets in general; (ii) adverse trends in mortality and morbidity; (iii) possible claims relating to sales practices for insurance and investment products or our historic administration of such products; (iv) losses due to foreign currency fluctuations; (v) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); and (vi) adverse actions related to legal and regulatory actions described under “Contingencies”.

In particular, we have provided forward looking information relating to the sale of our variable life insurance and annuity business and its effect on our results of operations and financial position. There are certain factors that could cause actual results to differ materially from those anticipated herein. These include (i) the ability to timely achieve overhead and other expense savings; (ii) the ability of THG and FAFLIC to perform the transitional services in connection with the transactions without incurring unexpected expenses and the completion of the transitional services within the projected time so that we can realize projected cost savings; (iii) the impact of contingent liabilities, including litigation and regulatory matters, assumed by THG in connection with the transaction and the impact of other indemnification obligations owed from THG to Goldman Sachs; (iv) the ability to outsource the administration of the retained FAFLIC businesses at projected rates; and (v) future statutory operating results of FAFLIC, which will affect its projected statutory adjusted capital and ability to obtain future regulatory approval for dividends.

Risks Relating to Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) heightened competition, including the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (ii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring, such as the recent proposal to ban the use of credit scores with respect to personal lines in Michigan, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) the inability to attract, or the loss or retirement of key executives or other key employees, particularly in the Life Companies segment through completion of the anticipated transition to Goldman Sachs; (vii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best (for example, written premiums in our Commercial Lines segment were adversely affected during the time that A.M. Best had Hanover Insurance and Citizens on “credit watch” shortly after hurricanes Katrina and Rita and before we provided our preliminary estimate of projected losses); (ix) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (x) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (xi) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (xii) defaults or impairments of debt securities held by us; (xiii) higher employee benefit costs due to changes in market values of plan assets, interest rates and employee compensation levels; (xiv) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xv) errors or omissions in connection with the administration of any of our products; and (xvi) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

In addition, except where required or permitted by applicable accounting principles, components of our Consolidated Balance Sheets are not marked to market or otherwise intended to reflect our estimates of the fair market or disposition value of such assets or liabilities or the related businesses. The recorded value of certain assets, such as deferred acquisition costs, deferred federal income taxes and goodwill, and certain liabilities reflect the application of our assumptions to generally accepted accounting principles. Accordingly, in the event of a disposition of all or a portion of any such assets, liabilities or related businesses, the value obtainable in such a transaction may differ materially from the value reflected in our consolidated financial statements, which would in turn have a material impact on Shareholders’ Equity and book value per share.

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

Inland Marine Insurance – A type of coverage developed for shipments that do not involve ocean transport. It covers articles in transit by all forms of land and air transportation as well as bridges, tunnels and other means of transportation and communication. Floater policies that cover expensive personal items such as fine art and jewelry are included in this category.

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

Multivariate product – An insurance product, the pricing for which is based upon the magnitude of, and correlation between, multiple rating factors. In practical application, the term refers to the foundational analytics and methods applied to the product construct.

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

Risk based capital (“RBC”) – A method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk based capital. Total adjusted capital for property and casualty companies is capital and surplus. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital. Regulators may take action for reasons other than triggering various RBC action levels. The various action levels are summarized as follows:

•	The Company Action Level, which equals 200% of the Authorized Control Level, requires a company to prepare and submit a RBC plan to the commissioner of the state of domicile. A RBC plan proposes actions which a company may take in order to bring statutory capital above the Company Action Level. After review, the commissioner will notify the company if the plan is satisfactory.

•	The Regulatory Action Level, which equals 150% of the Authorized Control Level, requires the insurer to submit to the commissioner of the state of domicile an RBC plan, or if applicable, a revised RBC plan. After examination or analysis, the commissioner will issue an order specifying corrective actions to be taken.

•	The Authorized Control Level authorizes the commissioner of the state of domicile to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the insurer.

•	The Mandatory Control Level, which equals 70% of the Authorized Control Level, authorizes the commissioner of the state of domicile to take actions necessary to place the company under regulatory control (i.e., rehabilitation or liquidation).

•	Life and health companies whose Total Adjusted Capital is between 200% and 250% of the Authorized Control Level are subject to a trend test. The trend test calculates the greater of the decrease in the margin between the current year and the prior year and the average of the past three years.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Market Risk and Risk Management Policies” on pages 46 to 51 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hanover Insurance Group, Inc.:

We have completed integrated audits of The Hanover Insurance Group, Inc.’s (formerly known as Allmerica Financial Corporation) 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on the Hanover Insurance Group, Inc.’s 2005, 2004 and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hanover Insurance Group, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Boston, MA

March 16, 2006

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions, except per share data)
Revenues
Premiums	$2,198.2	$2,288.6	$2,282.3
Fees and other income	80.9	83.1	169.2
Net investment income	321.4	329.3	363.9
Net realized investment gains	23.8	16.1	15.1

Total revenues	2,624.3	2,717.1	2,830.5

Benefits, losses and expenses
Policy benefits, claims, losses and loss adjustment expenses	1,703.1	1,646.7	1,783.2
Policy acquisition expenses	465.2	477.0	467.7
Restructuring costs	2.1	8.5	28.7
Other operating expenses	382.6	440.4	490.7

Total benefits, losses and expenses	2,553.0	2,572.6	2,770.3

Income before federal income taxes	71.3	144.5	60.2

Federal income tax (benefit) expense
Current	(6.8)	39.2	4.1
Deferred	1.6	(40.0)	(0.2)

Total federal income tax (benefit) expense	(5.2)	(0.8)	3.9

Income from continuing operations	76.5	145.3	56.3
Discontinued operations (See Note 2):
Income from operations of discontinued business (less applicable income tax (benefit) expense of $(8.3), $5.0 and $(11.3))	42.7	37.2	30.6
Loss on disposal of variable life insurance and annuity business	(444.4)	—	—

(Loss) income before cumulative effect of change in accounting principle	(325.2)	182.5	86.9
Cumulative effect of change in accounting principle	—	(57.2)	—

Net (loss) income	$(325.2)	$125.3	$86.9

Earnings per common share:
Basic:
Income from continuing operations	$1.43	$2.73	$1.06
Discontinued operations:
Income from operations of discontinued business (less applicable income tax (benefit) expense of $(0.16), $0.09 and $(0.21))	0.80	0.70	0.58
Loss on disposal of variable life insurance and annuity business	(8.31)	—	—

(Loss) income before cumulative effect of change in accounting principle	(6.08)	3.43	1.64
Cumulative effect of change in accounting principle	—	(1.07)	—

Net (loss) income per share	$(6.08)	$2.36	$1.64

Weighted average shares outstanding	53.5	53.2	52.9

Diluted:
Income from continuing operations	$1.42	$2.71	$1.06
Discontinued operations:
Income from operations of discontinued business (less applicable income tax (benefit) expense of $(0.15), $0.09 and $(0.21))	0.79	0.69	0.57
Loss on disposal of variable life insurance and annuity business	(8.23)	—	—

(Loss) income before cumulative effect of change in accounting principle	(6.02)	3.40	1.63
Cumulative effect of change in accounting principle	—	(1.06)	—

Net (loss) income per share	$(6.02)	$2.34	$1.63

Weighted average shares outstanding	54.0	53.7	53.2

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2005	2004
(In millions, except per share data)
Assets
Investments:
Fixed maturities at fair value (amortized cost of $5,685.9 and $7,553.4)	$5,708.2	$7,822.2
Equity securities at fair value (cost of $13.0 and $13.7)	18.0	17.0
Mortgage loans	99.6	114.8
Policy loans	139.9	256.4
Other long-term investments	42.6	55.3

Total investments	6,008.3	8,265.7

Cash and cash equivalents	701.5	486.5
Accrued investment income	76.5	118.2
Premiums, accounts and notes receivable, net	493.2	485.4
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,617.3	2,117.3
Deferred policy acquisition costs	209.0	905.5
Deferred federal income taxes	465.3	415.1
Goodwill	128.2	128.2
Other assets	362.8	433.2
Separate account assets	571.9	10,455.0

Total assets	$10,634.0	$23,810.1

Liabilities
Policy liabilities and accruals:
Future policy benefits	$1,336.1	$3,553.2
Outstanding claims, losses and loss adjustment expenses	3,551.6	3,179.0
Unearned premiums	1,011.3	1,029.8
Contractholder deposit funds and other policy liabilities	254.7	379.5

Total policy liabilities and accruals	6,153.7	8,141.5

Expenses and taxes payable	1,062.0	1,152.8
Reinsurance premiums payable	92.0	86.5
Trust instruments supported by funding obligations	294.3	1,126.0
Long-term debt	508.8	508.8
Separate account liabilities	571.9	10,455.0

Total liabilities	8,682.7	21,470.6

Commitments and contingencies (Notes 17 and 21)
Shareholders’ equity
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million and 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,785.1	1,782.1
Accumulated other comprehensive (loss) income	(59.5)	3.0
Retained earnings	589.8	943.4
Treasury stock at cost (6.8 million and 7.2 million shares)	(364.7)	(389.6)

Total shareholders’ equity	1,951.3	2,339.5

Total liabilities and shareholders’ equity	$10,634.0	$23,810.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning and end of year	0.6	0.6	0.6

Additional Paid-in Capital
Balance at beginning of year	1,782.1	1,775.6	1,768.4
Tax benefit from exercise of stock options and other	3.0	6.5	7.2

Balance at end of year	1,785.1	1,782.1	1,775.6

Accumulated Other Comprehensive (Loss) Income
Net Unrealized Appreciation on Investments and Derivative Instruments:
Balance at beginning of year	87.1	89.4	83.4
(Depreciation) appreciation during the period:
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(118.7)	(3.6)	9.2
Benefit (provision) for deferred federal income taxes	41.5	1.3	(3.2)

	(77.2)	(2.3)	6.0

Balance at end of year	9.9	87.1	89.4

Minimum Pension Liability:
Balance at beginning of year	(84.1)	(73.3)	(120.8)
Decrease (increase) during period:
Decrease (increase) in minimum pension liability	22.6	(16.6)	73.1
(Provision) benefit for deferred federal income taxes	(7.9)	5.8	(25.6)

	14.7	(10.8)	47.5

Balance at end of year	(69.4)	(84.1)	(73.3)

Total accumulated other comprehensive (loss) income	(59.5)	3.0	16.1

Retained Earnings
Balance at beginning of year	943.4	833.1	746.2
Net (loss) income	(325.2)	125.3	86.9
Dividends to shareholders	(13.4)	—	—
Treasury stock issued for less than cost	(15.0)	(15.0)	—

Balance at end of year	589.8	943.4	833.1

Treasury Stock
Balance at beginning of year	(389.6)	(405.2)	(405.6)
Net shares reissued at cost under employee stock-based compensation plans	24.9	15.6	0.4

Balance at end of year	(364.7)	(389.6)	(405.2)

Total shareholders’ equity	$1,951.3	$2,339.5	$2,220.2

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Net (loss) income	$(325.2)	$125.3	$86.9
Other comprehensive (loss) income:
Available-for-sale securities:
Net (depreciation) appreciation during the period	(195.0)	(34.3)	16.4
Benefit (provision) for deferred federal income taxes	68.2	12.0	(5.7)

Total available-for-sale securities	(126.8)	(22.3)	10.7

Derivative instruments:
Net appreciation (depreciation) during the period	76.3	30.7	(7.2)
(Provision) benefit for deferred federal income taxes	(26.7)	(10.7)	2.5

Total derivative instruments	49.6	20.0	(4.7)

	(77.2)	(2.3)	6.0

Minimum pension liability:
Decrease (increase) in minimum pension liability	22.6	(16.6)	73.1
(Provision) benefit for deferred federal income taxes	(7.9)	5.8	(25.6)

Total minimum pension liability	14.7	(10.8)	47.5

Other comprehensive (loss) income	(62.5)	(13.1)	53.5

Comprehensive (loss) income	$(387.7)	$112.2	$140.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Cash flows from operating activities
Net (loss) income	$(325.2)	$125.3	$86.9
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss on disposal of variable life insurance and annuity business	444.4	—	—
Net realized investment gains	(30.6)	(28.7)	(24.1)
Losses on futures contracts	0.5	25.1	10.2
Losses (gains) on derivative instruments	0.3	(1.3)	6.9
Net amortization and depreciation	31.6	38.2	35.8
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	21.1	46.1	57.4
Deferred federal income taxes	(1.8)	2.5	(2.0)
Change in deferred acquisition costs	139.8	137.9	126.9
Change in premiums and notes receivable, net of reinsurance payable	(7.7)	(84.6)	122.3
Change in accrued investment income	21.7	8.3	11.8
Change in policy liabilities and accruals, net	133.3	(279.7)	(370.8)
Change in reinsurance receivable	(304.6)	84.8	(35.4)
Change in expenses and taxes payable	24.7	17.8	(214.3)
Other, net	5.6	50.7	14.1

Net cash provided by (used in) operating activities	153.1	142.4	(174.3)

Cash flows from investing activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	2,426.2	1,725.7	2,468.9
Proceeds from disposals of equity securities	2.6	12.2	81.3
Proceeds from disposals of other investments	22.7	47.1	82.1
Proceeds from mortgages sold, matured or collected	15.8	60.6	85.7
Proceeds from collections of installment finance and notes receivable	321.0	319.6	320.4
Proceeds from sale of variable life insurance and annuity business, net	121.3	—	—
Purchase of available-for-sale fixed maturities	(1,734.4)	(1,810.2)	(2,432.8)
Purchase of equity securities	(1.8)	(2.7)	(42.4)
Purchase of other investments	(5.5)	(9.0)	(21.9)
Capital expenditures	(8.3)	(7.8)	(5.4)
Net (payments) receipts related to margin deposits on derivative instruments	(39.7)	(4.9)	56.6
Disbursements to fund installment finance and notes receivable	(308.4)	(289.5)	(303.2)
Proceeds from disposal of company owned life insurance	—	—	64.9
Other investing activities, net	—	0.2	0.1

Net cash provided by investing activities	811.5	41.3	354.3

Cash flows from financing activities
Withdrawals from contractholder deposit funds	(1.7)	(183.4)	(32.7)
Withdrawals from trust instruments supported by funding obligations	(651.5)	(182.7)	(156.9)
Change in collateral related to securities lending program	(91.6)	(113.5)	349.5
Dividends paid to shareholders	(13.4)	—	—
Exercise of options	8.6	4.3	0.3

Net cash (used in) provided by financing activities	(749.6)	(475.3)	160.2

Net change in cash and cash equivalents	215.0	(291.6)	340.2
Cash and cash equivalents, beginning of year	486.5	778.1	437.9

Cash and cash equivalents, end of year	$701.5	$486.5	$778.1

Supplemental Cash Flow Information
Interest payments	$40.6	$40.6	$40.0
Income tax net payments (refunds)	$17.2	$(0.3)	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), formerly known as Allmerica Financial Corporation, include the accounts of The Hanover Insurance Company (“Hanover Insurance”), Citizens Insurance Company of America (“Citizens”), First Allmerica Financial Life Insurance Company (“FAFLIC”), and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments as discussed in Note 16. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) through December 30, 2005. As further described in Note 2 – Sale of Variable Life Insurance and Annuity Business, on December 30, 2005, the Company sold, as part of a stock purchase agreement, its run-off variable life insurance and annuity business. Results of operations of AFLIAC’s variable life insurance and annuity business are reported as a discontinued operation. Prior period results have been restated to reflect this business as a discontinued operation.

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

If the actual income from the Closed Block in any given period equals or exceeds the expected income for such period as determined at the inception of the Closed Block, the expected income would be recognized in income for that period. Further, cumulative actual Closed Block income in excess of the expected income would not inure to the shareholders and would be recorded as an additional liability for policyholder dividend obligations. This accrual for future dividends effectively limits the actual Closed Block income currently recognized in the Company’s results to the income expected to emerge from operation of the Closed Block as determined at inception.

If, over the period the policies and contracts in the Closed Block remain in force, the actual income from the Closed Block is less than the expected income, only such actual income (which could reflect a loss) would be recognized in income. If the actual income from the Closed Block in any given period is less than the expected income for that period and changes in dividend scales are inadequate to offset the negative performance in relation to the expected performance, the income inuring to shareholders of the Company will be reduced. If a policyholder dividend liability had been previously established in the Closed Block because the actual income to the relevant date had exceeded the expected income to such date, such liability would be reduced by this reduction in income (but not below zero) in any period in which the actual income for that period is less than the expected income for such period.

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

The Company may hold financial instruments that contain “embedded” derivative instruments. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument, or host contract, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivativepossesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair value, cash flow or foreign currency hedge, or as a trading derivative instrument.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the derivative used in a cash flow hedge expires or is sold, terminated or exercised, the gain or loss on the derivative will continue to be deferred in accumulated other comprehensive income and reclassified to earnings when the hedged forecasted transaction affects earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

F. Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

G. Deferred Policy Acquisition Costs and Deferred Sales Inducements

Acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of revenues. Property and casualty insurance business acquisition costs are deferred and amortized over the terms of the insurance policies. In addition, the Company’s variable annuity product offerings included contracts that offered enhanced crediting rates or bonus payments, also referred to as sales inducements. Acquisition costs and sales inducements related to variable annuities and contractholder deposit funds that were deferred in 2002 and prior, were permanently impaired upon the disposal of the Company’s variable life insurance and annuity business. Prior to the disposal of the variable life insurance and annuity business, deferred acquisition costs (“DAC”) and sales inducements were amortized in proportion to total estimated gross profits from investment yields, mortality, surrender charges and expense margins over the expected life of the contracts. This amortization was reviewed periodically and adjusted retrospectively when the Company revised its estimate of current or future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments. Acquisition costs related to fixed annuities and other life insurance products which were deferred in 2002 and prior are amortized, generally in proportion to the ratio of annual revenue to the estimated total revenues over the contract periods based upon the same assumptions used in estimating the liability for future policy benefits.

DAC for each life product and property and casualty line of business is reviewed to determine if it is recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered. The amount of DAC considered recoverable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised.

H. Reinsurance Recoverables

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

The Company has performed its annual review of goodwill for impairment in the fourth quarters of 2005, 2004 and 2003. In 2005 and 2004, no impairments were recognized. In 2003, the company recorded a pre-tax charge of $2.1 million to recognize the impairment of goodwill related to one of its non-insurance subsidiaries. This charge, which relates to the Life Companies segment (see Note 16 – Segment Information) was reflected in other operating expenses in the Consolidated Statements of Income. The Company used a discounted cash flow model to value this subsidiary. Subsequent to the Company’s annual impairment review, the Company sold this subsidiary on December 31, 2003. The remaining $0.9 million of goodwill was expensed as a component of the related loss on sale.

K. Separate Accounts

Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable annuity and variable life insurance contractholders and certain pension funds. Assets consist principally of mutual funds, bonds, common stocks and short-term obligations at market value. The investment income and gains and losses of these accounts generally accrue to the contractholders and, therefore, are not included in the Company’s net income. However, the Company’s net income reflects fees assessed on fund values of these contracts. Prior to the adoption of SOP 03-1, appreciation and depreciation of the Company’s interest in the separate accounts, including undistributed net investment income, was reflected in shareholders’ equity or net investment income. See Note 4 – Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.

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

M. Junior Subordinated Debentures

The Company has established a business trust, AFC Capital Trust I, for the sole purpose of issuing mandatorily redeemable preferred securities to investors. Through AFC Capital Trust I, the Company issued $300.0 million of Series B Capital Securities, which are registered under the Securities Act of 1933, the proceeds of which were used to purchase related junior subordinated debentures from THG. In addition, the Company issued $9.3 million of junior subordinated debentures to purchase all of the common stock of AFC Capital Trust I. Through certain guarantees, these subordinated debentures and the terms of related agreements, the Company has irrevocably and unconditionally guaranteed the obligations of AFC Capital Trust I.

The securities embody an unconditional obligation that requires the Company to redeem the securities on a stated maturity date. In addition, these securities contain a settlement alternative that occurs as a result of a “special event.” A special event could occur if a change in laws and/or regulations or the application or interpretation of these laws and/or regulations causes the interest from these debentures to become taxable income (or non-deductible expense), or for the subsidiary trust to become deemed an “investment company” and subject to the filing requirements of Registered Investment Companies.

In 2004, the Company determined that the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, which was subsequently revised by the December 2003 issuance of Interpretation No. 46 (“FIN 46(R)”) applied to the trust that issued these securities. As a result, the Company deconsolidated the trust for financial reporting purposes. The debt issued by the Company to the trust, previously eliminated in the consolidation of financial results, is included in long-term debt, in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”).

N. Premium, Fee Revenue and Related Expenses

Premiums for individual life insurance and individual and group annuity products, excluding universal life and investment-related products, are considered revenue when due. Property and casualty insurance premiums are recognized as revenue over the related contract periods. Benefits, losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through the provision for future benefits, estimated and unpaid losses and amortization of deferred policy acquisition costs. Revenues for investment-related products consist of net investment income and contract charges assessed against the fund values. Related benefit expenses include annuity benefit claims for guaranteed minimum death benefits in excess of contract values, and net investment income credited to the fund values after deduction for investment and risk charges. Revenues for universal life products consist of net investment income, with mortality, administration and surrender charges assessed against the fund values. Related benefit expenses include universal life benefit claims in excess of fund values and net investment income credited to universal life fund values. Certain policy charges such as enhanced crediting rates or bonus payments that represent compensation for services to be provided in future periods were classified as deferred sales inducements and amortized over the period benefited using the same assumptions used to amortize DAC. These deferred policy charges were permanently impaired upon the disposal of the Company’s variable life insurance and annuity business and are reflected in the Consolidated Statement of Income for the year ended December 31, 2005 as a component of the loss on disposal of variable life insurance and annuity business.

O. Federal Income Taxes

THG and its domestic subsidiaries (including certain non-insurance operations) file a consolidated United States federal income tax return. Entities included within the consolidated group are segregated into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement No. 109”). These differences result primarily from loss and LAE reserves, policy reserves, tax credit carryforwards, net operating and capital loss carryforwards, employee benefit plans and policy acquisition expenses. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

P. New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“Statement No. 155”). This Statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (‘Statement No. 133”), and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 155, among other things, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, adds clarity regarding interest-only strips and principal-only strips that are not subject to the requirements of Statement No. 133, and requires companies to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative that requires bifurcation. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This statement is not expected to have a material effect on the Company’s financial position or results of operations.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement No. 154”). Statement No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB Opinion No. 20”), and

Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement establishes, unless impracticable, retrospective application as the required method for all voluntary changes in accounting principle in the absence of specific transition provisions for the newly adopted accounting principle. Statement No. 154 requires companies to retrospectively apply the effect of the change to all prior periods practicable, and the financial statements for all periods presented shall be adjusted to reflect the change. Similarly, an error in the financial statements of a prior period that is discovered subsequent to their issuance shall be reported as a prior-period adjustment, and the financial statements for each period presented shall be adjusted to reflect the correction. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and the necessary disclosures once that determination has been made. Additionally, changes in methods of depreciation, amortization or depletion of long-lived, non-financial assets must be accounted for as a change in accounting estimate.

The statement also requires certain disclosures in the period in which a change in accounting principle or correction of an error is made. Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”). This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Statement No. 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The provisions of this statement were originally effective for interim and annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amending the compliance dates of Statement No. 123(R). The rule allows companies to implement the standard at the beginning of their next fiscal year, rather than their next reporting period, that begins after June 15, 2005. Accordingly, the Company has adopted Statement No. 123(R) effective January 1, 2006. In accordance with APB Opinion No. 25, the Company has not previously recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. Upon adoption of Statement No. 123(R), the Company was required to expense employee stock options. The Company adopted Statement No. 123(R) using the modified prospective transition method. Under this method, the Company will recognize compensation costs for all share-based awards granted, modified or settled after January 1, 2006, as well as any awards that were granted prior to January 1, 2006 for which the requisite service period had not been provided as of the implementation date, i.e., unvested awards. Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro-forma effect of Statement No. 123. In addition to stock options, the Company’s share-based compensation plans also include time-based restricted shares and performance based restricted share units, for which compensation cost has been recorded over the requisite service period. Therefore, upon adoption of Statement No. 123(R), the Company will experience an increase in expense related to stock options, however, the cumulative change in accounting principle adjustment is not expected to be material. Assuming the actual number of stock compensation awards granted in 2006 is consistent with the Company’s expectations, the estimated increase in pre-tax stock compensation expense related to the adoption of Statement No. 123(R) will range from $11 million to $14 million for the year ended December 31, 2006.

In March 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached several consensuses regarding the application of guidance related to the evaluation of whether an investment is other than temporarily impaired in accordance with EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF No. 03-1”). On September 30, 2004, the FASB delayed indefinitely the effective date for the measurement and recognition guidance of EITF No. 03-1. The disclosure requirements were not deferred. EITF No. 03-1 describes certain quantitative and qualitative disclosures that are required for marketable fixed maturities and equity securities covered by Statement No. 115, including the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses, by investment type, as well as additional information supporting the conclusion that the impairments are not other-than temporary, such as the nature of the investment(s), cause of impairment and severity and duration of the impairment. The disclosures required by EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. The Company implemented the disclosure requirements of this EITF for the year ended December 31, 2003.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132, (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106 (“Statement No. 132(R)”). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. Statement No. 132(R) requires additional disclosures related to plan assets, benefit obligations, contributions, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans, including information regarding the Company’s selection of certain assumptions, as well as expected benefit payments. This statement also requires disclosures in interim financial statements related to net periodic pension costs and contributions. Most provisions of this statement were effective for fiscal years ending after December 15, 2003. Disclosures regarding expected benefit payments were effective for fiscal years ending after June 15, 2004. The adoption of Statement No. 132(R) did not have a material effect on the Company’s financial position or results of operations.

In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1, which is applicable to all insurance enterprises as defined by Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. This statement provides guidance regarding accounting and disclosures of separate account assets and liabilities and an insurance company’s interest in such separate accounts. It further provides for the accounting and disclosures related to contractholder transfers to separate accounts from a company’s general account and the determination of the balance that accrues to the benefit of the contractholder. In addition, SOP 03-1 provides guidance for determining any additional liabilities for guaranteed minimum death benefits or other insurance benefit features, potential benefits available only on annuitization and liabilities related to sales inducements, such as immediate bonus payments, persistency bonuses, and enhanced crediting rates or “bonus interest” rates, as well as the required disclosures related to these items. This statement was effective for fiscal years beginning after December 15, 2003. The determination of the GMDB reserve under SOP 03-1 is complex and requires various assumptions, including, among other items, estimates of future market returns and expected contract persistency. Upon adoption of this statement in the first quarter of 2004, the Company recorded a $57.2 million charge, net of taxes. This charge was reported as a cumulative effect of a change in accounting principle in the Consolidated Statements of Income. See also Note 4 – Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.

Q. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2005, 2004 and 2003 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding which were utilized in the calculation of basic earnings per share differ from the weighted average shares outstanding used in the calculation of diluted earnings per share due to the effect of dilutive employee stock options and nonvested stock grants. If the effect of such stock options and grants are antidilutive, the weighted average shares outstanding utilized in the calculation of diluted earnings per share equal those utilized in the calculation of basic earnings per share.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

R. Stock-Based Compensation

The Company applies the provisions of APB Opinion No. 25 in accounting for its stock-based compensation plans, and thus compensation cost is not generally required to be recognized in the financial statements for the Company’s stock options issued to employees. However, costs associated with the issuance of stock options to certain agents who did not qualify as employees were recognized in 2004 and 2003. Effective January 1, 2006, the Company adopted Statement No. 123(R) as discussed in Note 1P – New Accounting Pronouncements. This statement requires, among other items, that the cost of stock options issued to employees be recognized in the financial statements.

The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation. The Company’s stock-based compensation plans are discussed further in Note 13 – Stock-Based Compensation Plans.

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions, except per share data)
Net (loss) income, as reported	$(325.2)	$125.3	$86.9
Stock-based compensation expense included in reported net (loss) income, net of taxes	2.6	0.4	1.7
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(10.3)	(10.1)	(12.8)

Net (loss) income, after effect of Statement No. 123	$(332.9)	$115.6	$75.8

Earnings per share:
Basic - as reported	$(6.08)	$2.36	$1.64

Basic - after effect of Statement No. 123	$(6.22)	$2.17	$1.43

Diluted - as reported	$(6.02)	$2.34	$1.63

Diluted - after effect of Statement No. 123	$(6.19)	$2.16	$1.43

Since options vest over several years and additional awards generally are made each year, the aforementioned pro forma effects are not likely to be representative of the effects on reported net income for future years.

S. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. SALE OF VARIABLE LIFE INSURANCE AND ANNUITY BUSINESS

On December 30, 2005, the Company sold all of the outstanding shares of capital stock of AFLIAC, a life insurance subsidiary representing approximately 95% of the Company’s run-off variable life insurance and annuity business to The Goldman Sachs Group, Inc. (“Goldman Sachs”). The transaction also includes the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust (“AIT”) agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, the Company agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Service, Inc. (“AFIMS”), its investment advisory subsidiary, concurrently with the consummation of a fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006.

Total proceeds from the sale were $318.8 million, comprised of $284.0 million of proceeds from the sale of AFLIAC, proceeds from the sale of AFIMS of $26.2 million and proceeds from the ceding commission related to the reinsurance of the FAFLIC variable business of $8.6 million. Included in the proceeds from the sale of AFLIAC is $46.7 million of proceeds expected to be deferred and paid over a three year period, with 50% being received in the first year and 25% in the following two years.

In connection with the sale, the Massachusetts Division of Insurance approved a cash dividend of $48.6 million from FAFLIC, including the $8.6 million ceding commission received related to the reinsurance of 100% of the variable business of FAFLIC, and for the distribution of other non-insurance subsidiaries, from which the holding company received $15.4 million of additional funds.

The Company and Goldman Sachs have made various representations, warranties and covenants in the Stock Purchase Agreement. The Company has agreed to indemnify Goldman Sachs for the breaches of the Company’s representations, warranties and covenants. THG has also agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business being sold.

In connection with these agreements, the Company will provide transition services until the earlier of eighteen months from the December 30, 2005 closing or when the operations of AFLIAC, and the FAFLIC business to be reinsured, can be transferred to Goldman Sachs. These services include policy and claims processing, accounting and reporting, and other administrative services. This transition period is currently expected to extend into the fourth quarter of 2006. During this period, the Company expects to earn revenues estimated at approximately $18 million related to the continuation of activities with the disposed of business by providing these administrative services, while incurring costs estimated at approximately $25 million to $30 million. These revenues and costs represent approximately 5% and 2%, respectively, of the revenues and costs generated by the disposed of business and therefore do not reflect significant continuing involvement with the business that is being disposed. Upon conclusion of this transition services agreement, there will be no continuing cash flows associated with the business that is being disposed.

The Company determined that the disposal of AFLIAC should be reflected as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”). As such, the Company recognized a loss of $444.4 million related to this transaction in 2005, primarily from the disposition of AFLIAC, whose book value was greater than the proceeds received, including costs to sell. This loss is presented in the Consolidated Statements of Income as Loss on disposal of variable life insurance and annuity business, a component of discontinued operations. The components of this loss are summarized below.

(In millions)
Proceeds from Goldman Sachs(1)	$318.8
Less:
Carrying value of AFLIAC(2)	(719.3)
Hedge results(3)	(27.9)
Liability for certain legal indemnities(4)	(13.0)
Estimated transaction costs(5)	(10.5)
Deferred gain on FAFLIC coinsurance(6)	(8.6)
THG tax benefit(7)	10.0
Realized gain on securities related to AFLIAC	6.1

Net loss	$(444.4)

(1)	Total proceeds from Goldman Sachs are based on the purchase price calculated as of the December 30, 2005 closing, subject to any adjustments following the purchaser’s review of the final purchase price calculation. Proceeds from Goldman Sachs include deferred payments of $46.7 million to be received over three years.

(2)	Shareholder’s equity of the AFLIAC variable life insurance and annuity business at December 30, 2005, prior to the impact of the sale transaction.

(3)	A hedging program was implemented on August 23, 2005 to reduce the volatility in the sales price calculation from effects of equity market movements through the date of the closing.

(4)	Liability for certain contractual indemnities of AFLIAC, provided under the Agreement to Goldman Sachs recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

(5)	Transaction costs include investment banker, legal, vendor contract licensing and other professional fees.

(6)	Included in the proceeds from Goldman Sachs is the FAFLIC variable business coinsurance ceding commission of $8.6 million. This gain will be deferred and amortized over the remaining life of the policies in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

(7)	At December 30, 2005, THG holding company recognized a tax benefit primarily due to realized losses generated by the AFLIAC sale.

The Company reclassified the results of operations related to this business from its operations, including the related tax effect, to discontinued operations in accordance with Statement No. 144. These results are reflected in the Consolidated Statements of Income as Income from operations of discontinued business. Total revenues and results from the variable life insurance and annuity business previously included in the Life Companies segment (see Note 16 for a description of the Company’s Operating Segments), now reported in discontinued operations are as follows:

For the years ended December 31	2005	2004	2003
(In millions)
Total revenues	$343.5	$394.0	$433.1
Income before federal income taxes	34.4	42.2	19.3

As of December 31, 2005, there was a net receivable from Goldman Sachs of approximately $75 million associated with the variable life insurance and annuity business, including $46.7 million that is being deferred over three years and $26.2 million related to the AFIMS business which was received in January 2006.

As of December 31, 2004, assets and liabilities associated with the discontinued variable life insurance and annuity operations were as follows:

(In millions)
Assets:
Cash and investments	$1,632.6
Reinsurance recoverables	839.8
Separate account assets	9,800.8
Other assets	763.6

Total assets	$13,036.8

Liabilities:
Policy liabilities	$2,281.4
Separate account liabilities	9,800.8
Other liabilities	191.9

Total liabilities	$12,274.1

3. SIGNIFICANT TRANSACTIONS

On December 28, 2005, the Company’s Board of Directors authorized a share repurchase program of up to $200 million. As of February 28, 2006, the Company has repurchased 1.4 million shares at an aggregate cost of approximately $62.3 million.

In the fourth quarter of 2003, the Company ceased operations of its Life Companies segment retail broker-dealer operations (see Note 16 for a description of the Company’s operating segments). These operations had distributed third-party investment and insurance products through VeraVest Investments, Inc. (“VeraVest”). The Company recorded a pre-tax charge of $11.5 million for asset impairments in 2003 in connection with this action. The Company also recognized pre-tax restructuring charges of $2.0 million, $3.6 million and $21.9 million in 2005, 2004 and 2003, respectively, in accordance with

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges included $14.9 million related to one-time termination benefits associated with the termination of 552 employees, and $12.6 million related to contract termination fees and other costs. As of December 31, 2005, the Company had made payments of approximately $25.7 million related to this restructuring plan, of which $14.5 million related to one-time termination benefits and $11.2 million related to contract termination fees and other costs. The liability balance at December 31, 2005 was $1.8 million. The Company currently anticipates that approximately $1 million to $2 million of other costs will be recognized in 2006 related to this restructuring. The plan is substantially complete.

The Company retired $185.2 million and $78.8 million of long-term funding agreement obligations at discounts in 2004 and 2003, respectively. This resulted in a pre-tax loss of $0.2 million in 2004 and a pre-tax gain of $5.7 million in 2003, which are reported as other operating expenses in the Consolidated Statements of Income. Certain amounts related to the termination of derivative instruments used to hedge the retired funding agreements were reported in separate line items in the Consolidated Statements of Income. The net market value loss on the early termination of derivative instruments used to hedge the retired funding agreements of $7.9 million and $6.4 million were recorded as net realized investment gains in the Consolidated Statements of Income in 2004 and 2003, respectively. There were no foreign currency transaction gains on the retired foreign denominated funding agreements in 2005 and 2004. In 2003, net foreign currency transaction gains related to the retired foreign-denominated funding agreements of $3.6 million were recorded as other income in the Consolidated Statements of Income.

4. ADOPTION OF STATEMENT OF POSITION 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS

Effective January 1, 2004, the Company adopted SOP 03-1 (see Note 1P – New Accounting Pronouncements). Upon adoption, the Company recorded a cumulative effect of change in accounting principle of $57.2 million, net of taxes.

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

The following summarizes the liability for GMDB contracts reflected in the general account:

FOR THE YEARS ENDED DECEMBER 31	2005	2004
(In millions)
Beginning balance(1)	$74.6	$106.8
Provision for GMDB:
GMDB expense incurred	43.3	48.6
Volatility(2)	(5.4)	(12.9)

	37.9	35.7
Claims, net of reinsurance:
Claims from policyholders	(57.6)	(71.2)
Claims ceded to reinsurers	55.4	67.3

	(2.2)	(3.9)
GMDB reinsurance premium	(58.2)	(64.0)
GMDB reserve adjustment(3)	(52.1)	—

Ending balance	$—	$74.6

(1)	Beginning balance at January 1, 2004 includes $80.6 million associated with the adoption of SOP 03-1.

(2)	Volatility reflects the difference between actual and expected investment performance, persistency, age distribution, mortality and other factors that are assumptions within the GMDB reserving model.

(3)	GMDB reserves were adjusted by $52.1 million in 2005 as a result of the elimination of future GMDB claims due to the sale of the Company’s variable life insurance and annuity business.

Sales Inducements

The Company’s variable annuity product offerings included contracts that offered enhanced crediting rates or bonus payments. These enhanced rates are considered sales inducements under SOP 03-1. As such, the balance of sales inducement assets was required to be reclassified from DAC to other assets upon adoption of SOP 03-1, and amortization of these sales inducements over the life of the contract is required to be reflected as a policy benefit. Amortization of these contracts is required to be computed using the same methodology and assumptions used in amortizing DAC and deferred sales inducements.

There were no deferred sales inducements as of December 31, 2005 and the balance at December 31, 2004 was $72.9 million. Amortization of deferred sales inducements subsequent to the adoption of SOP 03-1 was $11.6 million and $16.8 million in 2005 and 2004, respectively. In connection with the aforementioned sale of the Company’s variable life insurance and annuity business, the $61.3 million balance of the deferred sales inducements was also expensed in 2005.

Separate Accounts with Credited Interest Guarantees

The Company issued variable life insurance and annuity contracts through its separate accounts for which net investment income, investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issued variable life insurance and annuity contracts through separate accounts whereby the Company contractually guaranteed to the contractholder the total deposits made to the contract less any partial withdrawals plus a minimum return.

Prior to the adoption of SOP 03-1, the Company had recorded certain market value adjustments (“MVA”) to the fixed annuity products as separate account assets and separate account liabilities in the Consolidated Balance Sheets. Changes in the fair value of MVA assets were reflected in other comprehensive income in the Consolidated Balance Sheets. In addition, the Company reflected policy fees, interest spreads, realized gains and losses on investments, and changes in the liability for minimum guarantees in net income. Notwithstanding the market value adjustment feature of this product, all of the investment performance of the separate account assets related to this product does not accrue to the contractholder, and it therefore does not meet the conditions for separate account reporting under SOP 03-1.

Upon adoption of SOP 03-1, assets related to the MVA product, primarily fixed maturities, which were carried at fair value, were reclassified to the general account as available-for-sale securities. Reserves related to contract account values included in separate account liabilities were also reclassified to the Company’s general account. Changes in the fair value of these assets have continued to be reflected in other comprehensive income in the Consolidated Balance Sheets. Additionally, amounts assessed against the contractholders for mortality, administrative and other services have continued to be included in universal life and investment product policy fees, and changes in liabilities for minimum guarantees have continued to be included in policy benefits, claims, losses, and loss adjustment expenses in the Consolidated Statements of Income. Components of the interest spreads related to this product have continued to be recorded in net investment income and policy benefits, claims losses and loss adjustment expenses in the Consolidated Statements of Income. Realized investment gains and losses were recognized as incurred, consistent with prior years.

The Company had the following variable annuities with guaranteed minimum returns:

December 31	2005	2004
Account value (in millions) (1)	$5.3	$90.3
Range of guaranteed minimum return rates	3.0 – 6.5%	3.0 – 6.5%

(1)	The value as of December 31, 2004 included $83.6 million relating to the AFLIAC variable life insurance and annuity business that was sold December 30, 2005. The remaining balances in 2005 and 2004 relate to FAFLIC’s variable life insurance and annuity business. This business was 100% reinsured by AFLIAC on December 30, 2005, in conjunction with the sale of AFLIAC to Goldman Sachs.

Account balances of these contracts with guaranteed minimum returns were invested in variable separate accounts as follows:

December 31	2005	2004 (1)
(In millions)
Asset Type
Fixed maturities(1)	$5.6	$104.7
Cash and cash equivalents(1)	0.8	4.5

Total	$6.4	$109.2

(1)	Account balances as of December 31, 2004 included $97.2 million of fixed maturities and $4.0 million of cash and cash equivalents relating to the AFLIAC variable life insurance and annuity business that was sold December 30, 2005. The remaining balances in 2005 and 2004 relate to FAFLIC’s variable life insurance and annuity business. This business was 100% reinsured by AFLIAC on December 30, 2005, in conjunction with the sale of AFLIAC to Goldman Sachs.

5. INVESTMENTS

A. Fixed Maturities and Equity Securities

The Company accounts for its investments in fixed maturities and equity securities, all of which are classified as available-for-sale, in accordance with the provisions of Statement No. 115.

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

DECEMBER 31	2005
(In millions)
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$587.1	$0.9	$8.7	$579.3
States and political subdivisions	823.6	33.7	3.4	853.9
Foreign governments	4.4	—	—	4.4
Corporate fixed maturities	2,845.4	53.4	41.7	2,857.1
Mortgage-backed securities	1,425.4	8.7	20.6	1,413.5

Total fixed maturities	$5,685.9	$96.7	$74.4	$5,708.2

Equity securities	$13.0	$5.1	$0.1	$18.0

DECEMBER 31	2004
(In millions)
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$617.6	$8.4	$3.5	$622.5
States and political subdivisions	1,130.6	52.1	2.1	1,180.6
Foreign governments	9.4	—	0.1	9.3
Corporate fixed maturities	4,345.8	199.7	17.9	4,527.6
Mortgage-backed securities	1,450.0	36.7	4.5	1,482.2

Total fixed maturities (2)	$7,553.4	$296.9	$28.1	$7,822.2

Equity securities (3)	$13.7	$3.4	$0.1	$17.0

(1)	Amortized cost for fixed maturities and cost for equity securities.

(2)	Total fixed maturities include amortized cost of $1.4 billion, gross unrealized gains of $61.4 million, gross unrealized losses of $4.6 million and fair value of $1.4 billion for the AFLIAC discontinued variable life insurance and annuity business at December 31, 2004.

(3)	Equity securities include amortized cost of $1.7 million, gross unrealized gains of $1.4 million and fair value of $3.1 million for the AFLIAC discontinued variable life insurance and annuity business at December 31, 2004.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties were fully collateralized by cash and had a fair value of $186.7 million and $269.3 million, at December 31, 2005 and 2004, respectively. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

Fixed maturities with an amortized cost of $80.7 million and $128.2 million were on deposit with various state and governmental authorities at December 31, 2005 and 2004, respectively. Fair values related to these securities were $81.7 million and $134.3 million at December 31, 2005 and 2004, respectively. At December 31, 2004, fixed maturities with an amortized cost of $47.5 million and a fair value of $50.7 million, were on deposit with various state and government authorities for AFLIAC. Included in those amounts at December 31, 2004, were fixed maturities with an amortized cost of $42.4 million and a fair value of $45.1 million, which were on deposit in New York under an agreement with the State of New York’s Department of Insurance related to AFLIAC’s voluntary withdrawal of its license in New York in 1994. These deposits were maintained by AFLIAC after the Company sold its variable life insurance and annuity business to Goldman Sachs on December 30, 2005.

The Company enters into various reinsurance, derivative and other arrangements that may require fixed maturities to be held as collateral. At December 31, 2005 and 2004, fixed maturities held as collateral had a fair value of $220.3 million and $194.2 million, respectively. A corresponding liability for these items has also been recorded by the Company.

There were no contractual investment commitments at December 31, 2005.

The amortized cost and fair value by maturity periods for fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their stated maturity.

DECEMBER 31	2005
(In millions)
	Amortized Cost	Fair Value
Due in one year or less	$302.5	$303.5
Due after one year through five years	1,028.2	1,024.5
Due after five years through ten years	2,311.1	2,309.8
Due after ten years	2,044.1	2,070.4

Total	$5,685.9	$5,708.2

B. Mortgage Loans and Real Estate

The Company’s mortgage loans are diversified by property type and location. Mortgage loans are collateralized by the related properties and generally do not exceed 75% of the property’s value at the time of origination. No mortgage loans were originated during 2005 and 2004. The carrying values of mortgage loans, net of applicable reserves, were $99.6 million and $114.8 million at December 31, 2005 and 2004, respectively. Mortgage loans investment valuation allowances of $1.0 million and $1.5 million at December 31, 2005 and 2004, respectively, have been deducted in arriving at investment carrying values as presented in the Consolidated Balance Sheets.

At December 31, 2005 and 2004, no real estate was held in the Company’s investment portfolio.

There were no contractual commitments to extend credit under commercial mortgage loan agreements at December 31, 2005.

Mortgage loan investments comprised the following property types and geographic regions:

DECEMBER 31	2005	2004
(In millions)
Property Type:
Office building	$45.2	$51.2
Retail	25.4	28.8
Industrial / warehouse	23.8	29.9
Residential	6.2	6.4
Valuation allowances	(1.0)	(1.5)

Total	$99.6	$114.8

Geographic Region:
Pacific	$31.6	$38.1
South Atlantic	30.1	32.6
East North Central	24.4	25.9
New England	8.0	12.5
West North Central	3.7	4.0
Middle Atlantic	1.9	2.0
West South Central	0.7	0.9
Other	0.2	0.3
Valuation allowances	(1.0)	(1.5)

Total	$99.6	$114.8

At December 31, 2005, scheduled mortgage loan maturities were as follows: 2006 - $23.0 million; 2007 - $3.3 million; 2008 - $2.8 million; 2009 - $10.3 million; 2010 - $38.9 million and $21.3 million thereafter. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. During 2005, the Company did not refinance any mortgage loans based on terms that differed from current market rates.

There were no impaired loans or related reserves as of December 31, 2005 and 2004. There was no interest income received in 2005 and 2004 related to impaired loans.

C. Derivative Instruments

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by foreign currency, equity market and interest rate volatility. As a result of the Company’s issuance of trust instruments supported by funding obligations denominated in foreign currencies, as well as its investment in securities denominated in foreign currencies, the Company’s operating results are exposed to changes in exchange rates between the U.S. dollar, the Japanese Yen, and the British Pound. The Company uses foreign currency exchange swaps and futures to mitigate the short-term effect of changes in currency exchange rates and to manage the risk of cash flow variability. Until August 22, 2005, the Company was also exposed to changes in the equity market due to increases in GMDB reserves that resulted from declines in the equity market. The Company used exchange traded equity market futures contracts to reduce the volatility in statutory capital reserves from the effects of the equity market movements. Finally, for the period between August 22, 2005 and December 30, 2005, related to the Company’s sale of its variable life insurance and annuity business, the Company was exposed to changes in the surplus value of AFLIAC which was driven by a combination of equity market and interest rate movements. To economically hedge against fluctuations in the purchase price of the variable life insurance and annuity business, the Company used exchange traded futures contracts, interest rate swap contracts and strike price call options.

The operations of the Company are subject to risks resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are paid, withdrawn, mature or re-price in specified periods. The principal objective of the Company’s asset/liability management activities is to provide maximum levels of net investment income, while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. The Company’s investment assets are managed in approximately 20 portfolio segments consistent with specific products or groups of products having similar liability characteristics. As part of this approach, the Company has developed investment guidelines for each portfolio segment consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business segment. Management has a general policy of diversifying investments both within and across all portfolios. The Company monitors the credit quality of its investments and the exposure to individual markets, borrowers, industries and sectors.

By using derivative instruments, the Company is exposed to credit risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain (including any accrued receivable) in a derivative. The Company regularly assesses the financial strength of the counterparties and generally enters into derivative instruments with counterparties rated “A” or better by nationally recognized rating agencies. Depending on the nature of the derivative transaction, the Company maintains bilateral Collateral Standardized Arrangements (“CSA”) with each counterparty. In general, the CSA sets a minimum threshold of exposure that must be collateralized, although thresholds may vary by CSA. The Company’s counterparties held collateral, in the form of cash, bonds and U.S. Treasury notes, of $129.7 million and $94.8 million at December 31, 2005 and 2004, respectively.

Management monitors the Company’s derivative activities by reviewing portfolio activities and risk levels. Management also oversees all derivative transactions to ensure that the types of transactions entered into and the results obtained from those transactions are consistent with both the Company’s risk management strategy and with Company policies and procedures.

D. Fair Value Hedges

In 2005, the Company entered into exchange traded equity futures contracts to hedge the embedded gains on certain bonds identified to be liquidated to settle the maturity of a particular long-term funding agreement. The Company also entered into compound foreign currency/interest rate swaps to convert its foreign denominated fixed rate trust instruments supported by funding obligations to U.S. dollar floating rate instruments. The Company recognized gains of $2.2 million for the year ended December 31, 2005, reported in net realized investment gains in the Consolidated Statements of Income. These derivative instruments were determined to be effective hedges in accordance with Statement No. 133. The Company recognized no gains or losses in 2004 related to fair value hedges. However, the Company recognized net losses of $0.2 million for the year ended December 31, 2003, reported in other operating expenses in the Consolidated Statements of Income. These losses represented the ineffective portion of all fair value hedges. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

E. Cash Flow Hedges

The Company enters into compound foreign currency/interest rate swap contracts to hedge foreign currency and interest rate exposure on specific trust instruments supported by funding obligations. Under the swap contracts, the Company agrees to exchange interest and principal related to trust obligations payable in foreign currencies, at current exchange rates, for the equivalent payment in U.S. dollars translated at a specific currency exchange rate. Additionally, the Company used foreign exchange futures contracts to hedge foreign currency exposure on specific trust instruments supported by funding obligations. Finally, the Company also enters into foreign exchange forward contracts to hedge its foreign currency exposure on specific fixed maturity securities. Under the foreign exchange futures and forward contracts, the Company has the right to purchase the hedged currency at a fixed strike price in U.S. dollars.

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

The Company recognized no gains or losses in 2005 and 2004 related to ineffective cash flow hedges. However, the Company recognized a net loss of $9.0 million in 2003, representing the ineffectiveness of all cash flow hedges, related to ineffective futures and options contracts, which are reported in fees and other income in the Consolidated Statements of Income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

As of December 31, 2005, $0.9 million of the deferred net losses on derivative instruments accumulated in other comprehensive income could be recognized in earnings during the next twelve months depending on the forward interest rate and currency rate environment. Transactions and events that are expected to occur over the next twelve months and will necessitate reclassifying to earnings these derivatives gains (losses) include: the interest payments (receipts) on foreign denominated trust instruments supported by funding obligations and foreign securities; the possible repurchase of other funding agreements; and the anticipated reinvestment of fixed maturities. The maximum term over which the Company is hedging its exposure to the variability of future cash flows, for all forecasted transactions, excluding interest payments on variable-rate funding agreements, is twelve months.

F. Trading Activities

On August 23, 2005, the Company implemented a new derivative program designed to economically hedge against fluctuations in the purchase price of the variable life insurance and annuity business. The purchase price was determined on December 30, 2005 and was subject to changes in interest rate, equity market, implied equity market volatility and surrender activity. The derivatives were terminated concurrent with the sale closing on December 30, 2005. The derivatives in this program included exchange traded futures contracts, interest rate swap contracts, and strike price call options. (See Life Companies – Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 41 and 42 of this Form 10-K). The hedges did not qualify for hedge accounting under Statement No. 133.

During the fourth quarter of 2003, the Company began using exchange traded equity futures contracts to economically hedge increased GMDB reserves which could arise from declines in the equity market. In response to entering into the aforementioned Stock Purchase Agreement to sell the variable life insurance and annuity business, the Company discontinued this program on August 22, 2005. The GMDB hedges did not qualify for hedge accounting under Statement No. 133. Additionally, in 2003, the Company entered into equity-linked swap contracts which are economic hedges but do not qualify for hedge accounting under Statement No. 133. These products are linked to specific equity-linked liabilities on the balance sheet. Under the equity-linked swap contracts, the Company agrees to exchange, at specific intervals, the difference between fixed and floating rate interest amounts calculated on an agreed upon notional amount. The final payment at maturity will include the appreciation, if any, of a basket of specific equity indices.

During 2005 and 2004, the Company recognized net losses of $50.3 million and $18.3 million, respectively, on all trading derivatives. In 2003, the Company recognized net gains of $3.9 million on all trading derivatives. The net loss recognized in 2005 included $27.9 million in losses related to the derivatives used to economically hedge the purchase price and were reflected in loss on disposal of variable life insurance and annuity business in the Consolidated Statements of Income. Additionally, the net loss in 2005 included $19.6 million of net losses representing the ineffectiveness on equity-linked swap contracts, which were recorded in fees and other income in the Consolidated Statements of Income. Further, the 2005 net loss also included a $2.3 million loss related to embedded derivatives on equity-linked trust instruments supported by funding obligations, which was reported in other operating expenses in the Consolidated Statements of Income. Finally, the 2005 net loss included $0.5 million in losses recorded within income from operations of discontinued business in the Consolidated Statements of Income related to the GMDB hedges. The net loss recognized in 2004 included $25.1 million in losses recorded within income from operations of discontinued business in the Consolidated Statements of Income related to the GMDB hedges. Additionally, the net loss in 2004 included $7.4 million of net gains representing the ineffectiveness on equity-linked swap contracts, which were recorded in fees and other income in the Consolidated Statements of Income. Further, the 2004 net loss also included a $0.6 million loss related to embedded derivatives on equity-linked trust instruments supported by funding obligations, which was reported in other operating expenses in the Consolidated Statements of Income. The net gain recognized in 2003 included $14.0 million of net gains representing the ineffectiveness on equity-linked swap contracts, which was recorded in fees and other income in the Consolidated Statements of Income. Additionally, the net gain in 2003 included $8.4 million in losses recorded within income from operations of discontinued business in the Consolidated Statements of Income related to the GMDB hedges. Further, the 2003 net gain also included a $1.7 million loss related to embedded derivatives on equity-linked trust instruments supported by funding obligations, which is reported in other operating expenses in the Consolidated Statements of Income.

G. Unrealized Gains and Losses

Unrealized gains and losses on available-for-sale, other securities and derivative instruments are summarized as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2005	Fixed Maturities (1)	Equity Securities And Other (2)	Total
Net appreciation, beginning of year	$84.9	$2.2	$87.1
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(171.4)	2.5	(168.9)
Net appreciation from the effect on deferred policy acquisition costs and on policy liabilities	50.2	—	50.2
Benefit (provision) for deferred federal income taxes	42.4	(0.9)	41.5

	(78.8)	1.6	(77.2)

Net appreciation, end of year	$6.1	$3.8	$9.9

2004
Net appreciation, beginning of year	$86.4	$3.0	$89.4
Net depreciation on available-for-sale securities and derivative instruments	(8.3)	(1.2)	(9.5)
Net appreciation from the effect on deferred policy acquisition costs and on policy liabilities	5.9	—	5.9
Benefit for deferred federal income taxes	0.9	0.4	1.3

	(1.5)	(0.8)	(2.3)

Net appreciation, end of year	$84.9	$2.2	$87.1

2003
Net appreciation, beginning of year	$76.8	$6.6	$83.4
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	10.9	(5.5)	5.4
Net appreciation from the effect on deferred policy acquisition costs and on policy liabilities	3.8	—	3.8
(Provision) benefit for deferred federal income taxes	(5.1)	1.9	(3.2)

	9.6	(3.6)	6.0

Net appreciation, end of year	$86.4	$3.0	$89.4

(1)	Fixed maturities include after-tax net appreciation (depreciation) on derivative instruments of $49.6 million, $20.0 million and $(4.7) million in 2005, 2004 and 2003, respectively. Balances at December 31, 2005, 2004 and 2003 include after-tax net depreciation from derivative instruments of $0.9 million, $50.5 million and $70.5 million, respectively.

(2)	Equity securities and other at December 31, 2005, 2004 and 2003 include after-tax net appreciation (depreciation) on other assets of $0.6 million, $1.1 million and $(2.9) million, respectively.

H. Securities in a Continuous Unrealized Loss Position

The following table provides information about the Company’s fixed maturities and equity securities that have been continuously in an unrealized loss position at December 31, 2005 and 2004:

DECEMBER 31	2005		2004
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses (3)	Fair Value (3)
Investment grade fixed maturities(1):
0-6 months	$33.4	$2,151.5	$4.2	$652.7
7-12 months	5.3	184.2	6.1	332.0
Greater than 12 months	26.7	595.8	15.5	425.4

Total investment grade fixed maturities	65.4	2,931.5	25.8	1,410.1
Below investment grade fixed maturities(2):
0-6 months	6.2	141.4	0.4	36.9
7-12 months	2.8	29.9	1.9	20.3
Greater than 12 months	—	—	—	1.0

Total below investment grade fixed maturities	9.0	171.3	2.3	58.2

Equity securities	0.1	1.4	0.1	0.7

Total fixed maturities and equity securities	$74.5	$3,104.2	$28.2	$1,469.0

(1)	Includes gross unrealized losses for investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states, and political subdivisions of $12.1 million and $5.5 million at December 31, 2005 and 2004, respectively.

(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s, or Moody’s at December 31, 2005 and 2004.

(3)	Includes gross unrealized losses of $4.3 million and fair value of $191.8 million of investment grade fixed maturities and gross unrealized losses of $0.3 million and fair value of $1.5 million of below investment grade fixed maturities for the Company’s discontinued variable life insurance and annuity business related to AFLIAC at December 31, 2004. There were no equity securities in an unrealized loss position for the Company’s discontinued variable life insurance and annuity business at December 31, 2004.

The Company employs a systematic methodology to evaluate declines in fair values below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, the Company evaluates the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. The Company applies these factors to all securities. As a result of this review, the Company has concluded that the gross unrealized losses of fixed maturities and equity securities at December 31, 2005 are temporary.

I. Variable Interest Entity

The Company holds a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund—1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company’s investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company’s maximum exposure to loss on this investment is limited to its carrying value, which was $6.6 million at December 31, 2005.

J. Other

At December 31, 2005, the Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for investments with Federal Home Loan Mortgage Corporation with a fair value of $729.9 million and Federal National Mortgage Association with a fair value of $436.7 million. At December 31, 2004, the Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for investments with Federal Home Loan Mortgage Corporation with a fair value of $669.3 million, Federal National Mortgage Association with a fair value of $474.0 million and Morgan Stanley Dean Witter Capital I with a fair value of $270.5 million.

6. INVESTMENT INCOME AND GAINS AND LOSSES

A. Net Investment Income

The components of net investment income were as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Fixed maturities	$316.7	$339.6	$349.7
Equity securities	1.0	2.1	0.6
Mortgage loans	9.7	12.2	19.3
Policy loans	8.6	9.2	10.1
Derivative instruments	(10.8)	(21.3)	(5.9)
Other long-term investments	—	(3.9)	(4.4)
Short-term investments	5.3	1.7	2.0

Gross investment income	330.5	339.6	371.4
Less investment expenses	(9.1)	(10.3)	(7.5)

Net investment income	$321.4	$329.3	$363.9

The Company had fixed maturities with a carrying value of $5.1 million and $29.8 million on non-accrual status at December 31, 2005 and 2004, respectively. The Company had no mortgage loans on non-accrual status at December 31, 2005 or 2004. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the investments, was a reduction in net investment income of $2.0 million, $4.1 million and $4.2 million in 2005, 2004 and 2003, respectively.

The payment terms of mortgage loans may from time to time be restructured or modified. There were no restructured mortgage loans at December 31, 2005 and 2004.

There were no mortgage loans which were non-income producing at December 31, 2005 and 2004. However, the Company had non-income producing fixed maturities with a carrying value of $1.5 million and $13.3 million at December 31, 2005 and 2004, respectively.

Included in other long-term investments is income from limited partnerships of $1.5 million in 2005, losses of $0.3 million in 2004, and income of $3.2 million in 2003.

B. Net Realized Investment Gains and Losses

Realized gains (losses) on investments were as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Fixed maturities	$22.1	$22.9	$22.5
Equity securities	0.2	3.1	(3.4)
Mortgage loans	0.5	0.3	0.9
Derivative instruments	1.2	(9.7)	(4.3)
Other long-term investments	(0.2)	(0.5)	(0.6)

Net realized investment gains	$23.8	$16.1	$15.1

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales were as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2005	Proceeds from Voluntary Sales	Gross Gains	Gross Losses
Fixed maturities	$1,213.8	$37.2	$12.7
Equity securities	$0.9	$0.3	$—

2004
Fixed maturities	$724.5	$21.3	$4.3
Equity securities	$6.6	$3.3	$0.1

2003
Fixed maturities	$1,012.4	$66.1	$12.3
Equity securities	$11.4	$1.3	$—

The Company recognized losses of $9.3 million, $6.3 million and $40.2 million in 2005, 2004 and 2003, respectively, related to other-than-temporary impairments of fixed maturities and other securities.

C. Other Comprehensive Income Reconciliation

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Statements of Comprehensive Income:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Unrealized (depreciation) appreciation on available-for-sale securities:
Unrealized holding (losses) gains arising during period (net of income tax benefit (expense) of $60.8, $(1.1) and $(15.3) in 2005, 2004 and 2003)	$(112.8)	$1.9	$28.4
Less: reclassification adjustment for gains included in net income (net of income tax expense of $70.4, $13.1 and $9.6 in 2005, 2004 and 2003)	14.0	24.2	17.7

Total available-for-sale securities	(126.8)	(22.3)	10.7

Unrealized appreciation (depreciation) on derivative instruments:
Unrealized holding (losses) gains arising during period (net of income tax benefit (expense) of $21.4, $(11.7) and $(10.7) in 2005, 2004 and 2003)	(39.8)	21.9	19.9
Less: reclassification adjustment for (losses) gains included in net income (net of income tax benefit (expense) of $48.1, $(1.0) and $(13.2) in 2005, 2004 and 2003)	(89.4)	1.9	24.6

Total derivative instruments	49.6	20.0	(4.7)

Other comprehensive (loss) income	$(77.2)	$(2.3)	$6.0

7. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

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

Investment Contracts (Without Mortality Features)

Fair values for liabilities under guaranteed investment type contracts are estimated using discounted cash flow calculations using current interest rates for similar contracts with maturities consistent with those remaining for the contracts being valued. Liabilities under supplemental contracts without life contingencies are estimated based on current fund balances while other individual contract funds represent the present value of future policy benefits. Other liabilities are based on current surrender values.

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

The estimated fair values of the financial instruments were as follows:

DECEMBER 31	2005		2004
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$701.5	$701.5	$486.5	$486.5
Fixed maturities	5,708.2	5,708.2	7,822.2	7,822.2
Equity securities	18.0	18.0	17.0	17.0
Mortgage loans	99.6	109.0	114.8	133.9
Policy loans	139.9	139.9	256.4	256.4
Derivative instruments	3.5	3.5	72.9	72.9

	$6,670.7	$6,680.1	$8,769.8	$8,788.9

Financial Liabilities
Guaranteed investment contracts	$30.3	$30.5	$30.0	$31.2
Derivative instruments	24.0	24.0	12.3	12.3
Supplemental contracts without life contingencies	20.6	20.6	75.4	75.4
Dividend accumulations	85.1	85.1	86.1	86.1
Other individual contract deposit funds	11.8	11.8	44.1	44.1
Other group contract deposit funds	35.6	35.1	38.6	38.3
Individual annuity contracts – general account(1)	96.9	93.7	1,156.1	1,121.3
Trust instruments supported by funding obligations(2)	294.3	297.3	1,126.0	1,128.2
Long-term debt	508.8	537.9	508.8	552.3

	$1,107.4	$1,136.0	$3,077.4	$3,089.2

(1)	As of December 31, 2004 the carrying value and fair value included $1,045.8 million, and $1,015.1 million, respectively, relating to the AFLIAC variable life insurance and annuity business that was sold December 30, 2005. The remaining balances in 2005 and 2004 relate to FAFLIC’s variable life insurance and annuity business.

(2)	Balances in 2005 decreased primarily due to scheduled maturities.

8. CLOSED BLOCK

Summarized financial information of the Closed Block is as follows for the periods indicated:

DECEMBER 31	2005	2004
(In millions)
Assets
Fixed maturities, at fair value (amortized cost of $514.5 and $505.3)	$520.7	$535.1
Mortgage loans	25.2	31.4
Policy loans	135.8	144.4
Cash and cash equivalents	4.4	20.1
Accrued investment income	11.5	11.4
Deferred policy acquisition costs	3.4	4.4
Deferred federal income taxes	3.9	8.0
Other assets	2.2	2.6

Total assets	$707.1	$757.4

Liabilities
Policy liabilities and accruals	$707.1	$726.1
Policyholder dividends	34.4	64.9
Other liabilities	2.2	10.6

Total liabilities	$743.7	$801.6

Excess of Closed Block liabilities over assets designated to the Closed Block	$36.6	$44.2
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses (net of deferred federal income tax benefits of $1.8 and $5.9)	(3.4)	(11.0)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$33.2	$33.2

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Revenues
Premiums and other income	$36.4	$38.7	$40.8
Net investment income	41.5	43.0	46.4
Net realized investment gains	5.2	—	2.3

Total revenues	83.1	81.7	89.5

Benefits and expenses
Policy benefits	73.1	68.8	80.7
Policy acquisition expenses	1.1	1.7	2.2
Other operating expenses	0.4	0.1	0.2

Total benefits and expenses	74.6	70.6	83.1

Contribution from the Closed Block	$8.5	$11.1	$6.4

Cash flows
Cash flows from operating activities:
Contribution from the Closed Block	$8.5	$11.1	$6.4
Adjustment for net realized investment gains	(5.2)	—	(2.3)
Change in:
Deferred policy acquisition costs	1.0	1.7	2.1
Policy liabilities and accruals	(14.5)	(25.6)	(15.0)
Expenses and taxes payable	(8.3)	(0.3)	(21.2)
Other, net	0.9	4.3	(0.8)

Net cash used in operating activities	(17.6)	(8.8)	(30.8)

Cash flows from investing activities:
Sales, maturities and repayments of investments	65.8	67.9	136.2
Purchases of investments	(72.5)	(60.1)	(107.6)
Policy loans	8.6	11.7	11.3

Net cash provided by investing activities	1.9	19.5	39.9

Net (decrease) increase in cash and cash equivalents	(15.7)	10.7	9.1
Cash and cash equivalents, beginning of year	20.1	9.4	0.3

Cash and cash equivalents, end of year	$4.4	$20.1	$9.4

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

9. DEBT

Long-term debt as of December 31, 2005 and 2004 consisted of the following:

(In millions)
Debt related to junior subordinated debentures	$309.3
Senior debentures (unsecured)	199.5

$508.8

AFC Capital Trust I, an unconsolidated subsidiary of THG, issued $300.0 million of preferred securities in 1997, the proceeds of which were used to purchase junior subordinated debentures issued by the Company. Coincident with the issuance of the preferred securities, the Company issued $9.3 million of junior subordinated debentures to purchase all of the common stock of AFC Capital Trust I. These junior subordinated debentures have a face value of $309.3 million, pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027. The preferred securities and common stock pay cumulative dividends semi-annually at 8.207%. The preferred securities are subject to certain restrictive covenants, with which the Company is in compliance. See also Note 1M – Junior Subordinated Debentures.

Senior debentures of the Company have a $200.0 million face value, pay interest semi-annually at a rate of 7 5/8% and mature on October 16, 2025. The senior debentures are subject to certain restrictive covenants, including limitations on issuance or disposition of stock of restricted subsidiaries and limitations on liens. The Company is in compliance with all covenants.

The Company had no commercial paper borrowings as of December 31, 2005 and does not anticipate utilizing commercial paper in 2006.

Interest expense was $40.6 million in 2005 and 2004, and $39.9 million in 2003. Interest expense included $15.3 million related to the Company’s senior debentures for each year. In 2005 and 2004, interest expense also included $25.3 million related to the junior subordinated debentures, while the interest expense in 2003 included $24.6 million of expense associated with the mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the Company. As a result of the adoption of Statement No. 150 in 2003, preferred dividends related to these securities were required to be reflected as a component of interest expense. All interest expense is recorded in other operating expenses.

10. FEDERAL INCOME TAXES

Provisions for federal income taxes have been calculated in accordance with the provisions of Statement No. 109. A summary of the federal income tax (benefit) expense in the Consolidated Statements of Income is shown below:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Federal income tax (benefit) expense :
Current	$(6.8)	$39.2	$4.1
Deferred	1.6	(40.0)	(0.2)

	$(5.2)	$(0.8)	$3.9

The federal income tax (benefit) expense attributable to the consolidated results of operations is different from the amount determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Expected federal income tax expense	$24.9	$50.6	$21.1
Tax-exempt interest	(12.9)	(15.1)	(17.9)
Prior years’ federal income tax settlement	(9.5)	(30.4)	—
Tax credits	(4.1)	(4.3)	(4.5)
Change in estimates for prior years dividend received deduction	(2.3)	—	—
Dividend received deduction	(2.1)	(2.3)	(2.4)
Changes in other tax estimates	1.9	2.7	5.9
Stock-based compensation	—	—	2.1
Other, net	(1.1)	(2.0)	(0.4)

Federal income tax (benefit) expense	$(5.2)	$(0.8)	$3.9

Following are the components of the Company’s deferred tax assets and liabilities.

DECEMBER 31	2005	2004
(In millions)
Deferred tax (assets) liabilities
Insurance reserves	$(186.2)	$(383.7)
Tax credit carryforwards	(184.9)	(184.9)
Loss carryforwards	(184.3)	(39.4)
Employee benefit plans	(102.1)	(107.2)
Deferred acquisition costs	65.6	259.9
Discontinued accident and health business	(15.8)	(16.6)
Investments, net	(24.9)	10.7
Software capitalization	20.2	19.3
FAFLIC coinsurance agreement related to variable life insurance and annuity business	(9.6)	—
Indemnity liability	(6.7)	—
Bad debt reserves	(3.8)	(3.4)
Restructuring reserves	(0.7)	(2.0)
Deferred sales inducements	—	25.5
Other, net	2.6	6.7

	(630.6)	(415.1)
Valuation allowance	165.3	—

Deferred tax asset, net	$(465.3)	$(415.1)

Gross deferred income tax assets totaled approximately $1.5 billion at December 31, 2005 and 2004. Gross deferred income tax liabilities totaled approximately $1.0 billion and $1.1 billion at December 31, 2005 and 2004, respectively.

The sale of the variable life insurance and annuity business resulted in a tax loss of $491.8 million. A valuation allowance of $472.3 million was recorded against the capital loss carryforwards, as it is the Company’s opinion that it is more likely than not that this asset will not be realized. The Company believes, based on objective evidence, the remaining deferred tax assets will be realized. At December 31, 2005, the Company had net capital loss carryforwards of $24.9 million which begin to expire in 2008. The Company also had net operating loss carryforwards of $29.5 million which begin to expire in 2020. In addition, at December 31, 2005, there were available alternative minimum tax credit carryforwards, low income housing credit carryforwards and foreign tax credit carryforwards of $124.0 million, $60.2 million and $0.7 million, respectively. The alternative minimum tax credit carryforwards have no expiration date, the low income housing credit carryforwards will expire beginning in 2018 and the foreign tax credit carryforward will expire beginning in 2013.

The Company’s federal income tax returns are routinely audited by the IRS, and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has examined the FAFLIC/AFLIAC consolidated group’s federal income tax returns through 2001. The IRS has also examined the former Allmerica Property and Casualty Companies, Inc. (“Allmerica P&C”) consolidated group’s federal income tax returns through 2001. In the Company’s opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised.

11. PENSION PLANS

Defined Benefit Plans

Prior to 2005, THG provided retirement benefits to substantially all of its employees under defined benefit pension plans. These plans were based on a defined benefit cash balance formula, whereby the Company annually provided an allocation to each covered employee based on a percentage of that employee’s eligible salary, similar to a defined contribution plan arrangement. In addition to the cash balance allocation, certain transition group employees who had met specified age and service requirements as of December 31, 1994, were eligible for a grandfathered benefit based primarily on the employees’ years of service and compensation during their highest five consecutive plan years of employment. The Company’s policy for the plans was to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (“ERISA”).

As of January 1, 2005, the defined benefit pension plans were frozen and the Company enhanced its defined contribution 401(k) plan. No further cash balance allocations have been credited for plan years beginning on or after January 1, 2005. In addition, grandfathered benefits were frozen at January 1, 2005 levels with an annual transition pension adjustment calculated at an interest rate equal to 5% per year, up to 35 years of completed service, and 3% thereafter. As a result of these actions, the Company recognized a curtailment gain of $1.0 million in 2004. The changes to the 401(k) plan are discussed in detail below.

Assumptions

In order to measure the expense associated with these plans, management must make various estimates and assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, employee turnover rates and anticipated mortality rates, for example. The estimates used by management are based on the Company’s historical experience, as well as current facts and circumstances. In addition, the Company uses outside actuaries to assist in measuring the expense and liability associated with these plans.

The Company utilizes a measurement date of December 31st to determine its pension benefit obligations. Weighted-average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2005	2004	2003
Discount rate	5.50%	5.63%	5.875%
Rate of compensation increase (1)	NA	NA	4.00%
Cash balance allocation (1)	NA	NA	5.00%
Cash balance interest crediting rate	5.00%	5.00%	5.00%

(1)	As a result of the aforementioned decision to freeze the defined benefit plans, pension benefit obligations will not be affected by future compensation increases and there will be no further cash balance allocations.

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted-average assumptions used to determine net periodic pension costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
Discount rate	5.63%	5.875%	6.25%
Expected return on plan assets	8.25%	8.50%	8.50%
Rate of compensation increase (1)	NA	4.00%	4.00%
Cash balance allocation (1)	NA	5.50%	5.00%
Cash balance interest crediting rate	5.00%	5.00%	6.00%

(1)	As a result of the aforementioned decision to freeze the defined benefit plans, pension benefit obligations will not be affected by future compensation increases and there will be no further cash balance allocations.

The expected rate of return was determined by using historical mean returns, adjusted for certain factors believed to have an impact on future returns. Specifically, the Company expects the equity market returns will be in the high single digit range and has adjusted the historical mean return for actively managed stocks downward to reflect this expectation. Also, the Company decreased its fixed income mean return based on its expectation of modest increases in interest rates slightly offsetting the coupon return. The adjusted mean returns were weighted to the plan’s actual asset allocation at December 31, 2004, resulting in an expected rate of return on plan assets for 2005 of 8.25%.

Plan Assets

The Company utilizes a target allocation strategy, focusing on creating a mix of assets to generate growth in equity, as well as managing expenses and contributions. Various factors were taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. The Company has determined that the optimal investment strategy is to have a target mix of 72% of its plan assets in equity securities and 28% in fixed income securities and money market funds. The target allocations and actual invested asset allocations for 2005 and 2004 for the Company’s plan assets are as follows:

DECEMBER 31	TARGET LEVELS	2005	2004
Equity securities:
Domestic	47%	39.83%	41.91%
International	20%	20.47%	20.42%
THG Common Stock	5%	10.17%	7.88%

Total equity securities	72%	70.47%	70.21%

Fixed maturities	26%	28.61%	29.38%
Money market funds	2%	0.92%	0.41%

Total fixed maturities and money market funds	28%	29.53%	29.79%

Total assets	100%	100.00%	100.00%

At December 31, 2005 and 2004, approximately 87% and 67% respectively, of plan assets were invested in non-affiliated commingled funds. Equity securities include 796,462 shares of THG common stock at December 31, 2005 and 2004 with a market value of $33.3 million and $26.1 million, respectively.

Obligations and Funded Status

The following table is a reconciliation of the beginning and ending balances of the benefit obligations and the fair value of plan assets. At December 31, 2005 and 2004, the projected benefit obligations exceeded the plans’ assets, the difference of which is reflected as an additional minimum pension liability. Changes in the minimum pension liability are reflected as an adjustment to accumulated other comprehensive income and are primarily comprised of the difference between the present value of accumulated benefit obligations and the market value of assets funding the plan. At December 31, 2005 and 2004, the Company had $106.8 million and $129.4 million in accumulated other comprehensive income related to its minimum pension liability. As such, during 2005 the Company recorded a decrease in the minimum pension liability of $22.6 million, while in 2004, the Company recorded an increase of $16.6 million. The change in the liability from 2004 to 2005 is primarily due to an increase in the actual return on assets in 2005, as well as changes in participant demographics, partially offset by a lower 2005 year-end discount rate.

DECEMBER 31	2005	2004
(In millions)
Accumulated benefit obligation	$548.3	$559.7

Change in benefit obligation:
Projected benefit obligation, beginning of year	$559.7	$522.5
Service cost – benefits earned during the year	0.1	11.1
Interest cost	30.6	31.2
Actuarial (gains) losses	(8.3)	28.4
Benefits paid	(33.8)	(33.5)

Projected benefit obligation, end of year	548.3	559.7

Change in plan assets:
Fair value of plan assets, beginning of year	331.9	330.7
Actual return on plan assets	25.1	28.9
Company contribution	3.9	5.8
Benefits paid	(33.8)	(33.5)

Fair value of plan assets, end of year	327.1	331.9

Funded status of the plan	(221.2)	(227.8)
Unrecognized transition obligation	(8.1)	(9.4)
Unamortized prior service cost	0.7	1.2
Unrecognized net actuarial losses	115.3	140.1
Additional minimum pension liability	(106.8)	(129.4)

Net pension liability	$(220.1)	$(225.3)

Components of net periodic pension cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Service cost – benefits earned during the year	$0.1	$11.1	$11.8
Interest cost	30.6	31.2	30.4
Expected return on plan assets	(26.1)	(27.0)	(22.4)
Recognized net actuarial loss	17.4	22.4	29.8
Amortization of transition asset	(1.3)	(1.4)	(1.4)
Amortization of prior service cost	0.5	(1.8)	(1.9)
Curtailment (gain) loss and special termination benefits	—	(1.0)	0.7

Net periodic pension cost	$21.2	$33.5	$47.0

The curtailment gain in 2004 is due to the aforementioned decision to freeze the defined benefit pension plans and primarily reflects the elimination of unrecognized prior service cost. The curtailment loss in 2003 of $0.7 million is the result of the Life Companies VeraVest restructuring effort in the fourth quarter of 2003 (see Note 3 – Significant Transactions on pages 83 and 84 of this Form 10-K). The curtailment loss primarily reflects the elimination of future expected years of service for those home office participants terminated as a result of the VeraVest restructuring.

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the market value of plan assets are amortized as a component of net periodic pension cost over five years.

Contributions

The Company is required to contribute $52.1 million to its qualified pension plan in 2006 in order to fund its minimum obligation in accordance with ERISA. In addition, the Company expects to contribute $2.7 million to its non-qualified pension plans to fund 2006 benefit payments. At this time, no discretionary contributions are expected to be made to the plans in 2006.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31	2006	2007	2008	2009	2010	2011-2015
(In millions)
Qualified pension plan	$28.1	$28.1	$28.6	$28.7	$29.5	$164.2
Non-qualified pension plan	$2.7	$2.6	$2.7	$2.6	$2.6	$12.6

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2005.

Defined Contribution Plans

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage determined annually by the Board of Directors. Effective January 1, 2005, coincident with the aforementioned decision to freeze the defined benefit plans, the Company enhanced its 401(k) plan to match 100% of employees’ 401(k) plan contributions up to 5% of eligible compensation. During 2005, the Company expense for this matching provision was $11.5 million. In addition to this matching provision, the Company will make an annual contribution to employees’ accounts equal to 3% of the employee’s eligible compensation. This annual contribution will be made regardless of whether the employee contributed to the plan, as long as the employee was employed on the last day of the year. The Company’s cost for this additional contribution was $8.3 million for 2005. During 2004 and 2003, the 401(k) plan provided for a company match equal to 50% of the employees’ contribution up to 6% of eligible compensation and resulted in a cost to the Company of $5.2 million and $5.4 million, respectively.

12. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company’s pension plans, the Company currently provides postretirement medical and death benefits to certain full-time employees, former agents, retirees and their dependents, under welfare benefit plans sponsored by FAFLIC. Generally, active employees become eligible with at least 15 years of service after the age of 40. Former agents of the Company became eligible at age 55 with at least 15 years of service. The population of agents receiving postretirement benefits was frozen as of December 31, 2002, when the Company ceased its distribution of proprietary life and annuity products and terminated all life insurance and annuity agent contracts. Spousal coverage is generally provided for up to two years after death of the retiree. Benefits include hospital, major medical and a payment at death equal to retirees’ final compensation up to certain limits. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments to beneficiaries of retired employees and to restrict eligibility to then current employees. The medical plans have varying co-payments and deductibles, depending on the plan. These plans are unfunded.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”) was enacted. The Act provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit provided under Medicare. The Company adopted the provisions of the Act effective July 1, 2004. The Company determined that its benefits were at least actuarially equivalent to those provided by Medicare, and therefore recognized a reduction in its accumulated postretirement benefit obligation for the transition cost of $2.9 million in 2004.

Obligation and Funded Status

The plans funded status reconciled with amounts recognized in the Company’s Consolidated Balance Sheets were as follows:

DECEMBER 31	2005	2004
(In millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$69.0	$78.9
Service cost	0.4	1.3
Interest cost	3.2	4.2
Net actuarial losses	8.8	1.0
Plan amendments	(5.7)	(12.3)
Benefits paid	(3.9)	(4.1)

Accumulated postretirement benefit obligation, end of year	71.8	69.0

Fair value of plan assets, end of year	—	—

Funded status of plan	(71.8)	(69.0)
Unamortized prior service cost	(19.8)	(19.6)
Unrecognized net actuarial losses	13.5	5.1

Accumulated postretirement benefit costs	$(78.1)	$(83.5)

Plan amendments in 2005 and 2004 resulted in a benefit of $5.7 million and $12.3 million, respectively. The amendments reflect net increases in certain home office and agent retiree contributions, deductibles and co-payments, thereby lowering plan costs. In addition, the 2004 plan amendments include the implementation of a cap on future medical and drug claims for plan participants under the age of 65.

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2006	$4.8
2007	5.4
2008	5.4
2009	5.5
2010	5.6
2011-2015	27.6

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2005 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement Benefit Costs

The components of net periodic postretirement benefit cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Service cost	$0.4	$1.3	$1.4
Interest cost	3.2	4.2	4.9
Recognized net actuarial loss	0.4	0.4	0.2
Amortization of prior service cost	(5.5)	(3.2)	(1.9)

Net periodic postretirement (benefit) cost	$(1.5)	$2.7	$4.6

Assumptions

The Company utilizes a December 31 measurement date for its postretirement benefit plans. Weighted-average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004
Postretirement benefit obligations discount rate	5.50%	5.63%
Postretirement benefit cost discount rate	5.63%	5.875%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2005	2004
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates in each year would have the following effects:

	1-PERCENTAGE POINT INCREASE	1-PERCENTAGE POINT DECREASE
(In millions)
Effect on total of service and interest cost during 2005	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation at December 31, 2005	$2.5	$(2.2)

13. STOCK-BASED COMPENSATION PLANS

In 1996, the Company adopted a Long-Term Stock Incentive Plan for employees of the Company, which was amended in 2001 (the “Employees’ Plan”). Key employees of the Company and its subsidiaries are eligible for awards pursuant to the Plan administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the terms of the Employees’ Plan, the maximum number of shares authorized for grants over the life of the Plan is equal to 9,153,198 shares as of December 31, 2005, increasing annually by 1.25% of the Company’s outstanding stock. The maximum number of shares available for award in any given year is equal to 3.25% of the outstanding common stock of the Company at the beginning of the year, plus any awards authorized but unused from prior years. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards or restricted stock, or any combination of these.

Stock Options

Under the Plan, options may be granted to eligible employees or agents at a price not less than the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2005, 2004 and 2003 vest over three years with a 25% vesting rate in the first two years and a 50% vesting rate in the final year. Options granted prior to 2002 all vest at a rate of 20% annually for five consecutive years. Options must be exercised not later than ten years from the date of grant.

Information on the Company’s stock option plan is summarized below:

	2005		2004		2003
(In whole shares and dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,861,659	$37.83	5,139,372	$37.80	4,534,000	$48.35
Granted	975,473	36.46	1,689,250	36.17	1,824,500	16.45
Exercised	422,601	20.37	240,615	17.80	12,930	27.98
Forfeited	669,425	41.59	726,348	40.38	1,206,198	45.28

Outstanding, end of year	5,745,106	$38.45	5,861,659	$37.83	5,139,372	$37.80

Options exercisable, end of year	3,000,945	$43.59	2,486,987	$44.77	2,040,992	$47.02

The fair value of each option is estimated on the date of grant or date of conversion using the Black-Scholes option-pricing model. For all options granted through 2005, the exercise price equaled the market price of the stock on the grant date. The weighted average fair value of all options granted in 2005, 2004 and 2003 was $11.75 per share, $9.88 per share and $10.57 per share, respectively. No options expired during 2005, 2004 or 2003.

The following significant assumptions were used to determine the fair value for options granted:

WEIGHTED AVERAGE ASSUMPTIONS FOR OPTIONS GRANTED DURING	2005	2004	2003
Dividend yield	0.61% to 0.80%	—	—
Expected volatility	30.86% to 34.97%	26.25% to 34.25%	36.62% to 122.34%
Risk-free interest rate	3.35% to 4.33%	1.86% to 3.95%	0.90% to 1.67%
Expected lives range (in years)	2.5 to 5	2.5 to 5	2.5 to 5

The following table summarizes information about employee options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.94 to $29.75	1,004,097	7.22	$18.38	367,472	$19.46
$30.40 to $36.50	1,322,614	8.13	$35.86	210,012	$35.12
$36.88 to $41.20	1,160,234	8.20	$36.98	260,500	$36.95
$41.74 to $44.05	751,750	6.01	$44.03	751,750	$44.03
$44.56 to $47.23	350,361	4.18	$44.71	350,361	$44.71
$51.13 to $52.63	584,300	2.79	$52.25	584,100	$52.25
$55.00 to $66.88	571,750	5.01	$57.37	476,750	$57.43

Restricted Stock

Stock grants may be awarded to eligible employees at a price established by the Committee (which may be zero). Under the Employees’ Plan, stock grants may vest based upon performance criteria or continued employment and be in the form of shares or units. Stock grants which vest based on performance vest over a minimum one year period. Stock grants which vest based on continued employment vest at the end of a minimum of three consecutive years.

During 2005 and 2004, the Company granted shares of nonvested stock to eligible employees, which vest after three years of continuous employment of service. Also, during 2005 and 2004, the Company granted performance based restricted share units to certain employees, which vest after three years of continuous employment in addition to the attainment of specific performance goals. During 2003, the Company granted shares of nonvested stock to certain former Life Companies agents, all of which were forfeited as a result of the Company’s decision to cease operations of its broker-dealer operations (see Note 3 – Significant Transactions on pages 83 and 84 of this Form 10-K). The following table summarizes information about employee and agent nonvested stock and performance based restricted share units.

(In whole shares and dollars)	2005	2004	2003
Common stock granted	24,200	19,542	34,403
Weighted average fair value per share at the date of grant	$38.05	$32.86	$14.20
Performance based restricted stock units(1)	132,844	124,350	—
Weighted average fair value per share at the date of grant	$36.40	$35.99	$—

(1)	Performance based restricted stock units provided in the table are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 150% of the shares disclosed in both 2005 and 2004.

The Company recognizes compensation expense related to nonvested shares and performance based share units over the vesting period on a pro rata basis. As a result, the Company recognized $3.7 million, $1.7 million and $2.3 million of compensation cost in 2005, 2004 and 2003, respectively. The expense in 2003 reflects net benefits of $1.8 million resulting from the termination of nonvested stock grants which were previously granted to agents and other employees whose positions were eliminated in that year.

14. EARNINGS PER SHARE

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2005	2004	2003
(In millions, except per share data)
Basic shares used in the calculation of earnings per share	53.5	53.2	52.9
Dilutive effect of securities:
Employee stock options	0.5	0.5	0.2
Non-vested stock grants	—	—	0.1

Diluted shares used in the calculation of earnings per share	54.0	53.7	53.2

Per share effect of dilutive securities on income from continuing operations	$(0.01)	$(0.02)	$—

Per share effect of dilutive securities on net (loss) income	$0.06	$(0.02)	$(0.01)

Options to purchase 2.3 million shares, 4.4 million shares, and 3.4 million shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

15. DIVIDEND RESTRICTIONS

New Hampshire, Michigan and Massachusetts have enacted laws governing the payment of dividends to stockholders by insurers. New Hampshire and Michigan laws affect the dividend paying ability of Hanover Insurance and Citizens, respectively, while Massachusetts laws affect the dividend paying ability of FAFLIC. Prior to December 30, 2005, Massachusetts laws also affected AFLIAC’s ability to pay dividends to its then parent, THG.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. Hanover Insurance declared no dividends to its parent in 2005, 2004 or 2003. During 2006, the maximum allowable dividend and other distributions that can be paid to Hanover Insurance’s parent without prior approval of the New Hampshire Insurance Commissioner is $120.5 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less realized gains, for the immediately preceding calendar year. Citizens declared no dividends to its parent in 2005 or 2004, and declared dividends to its parent totaling $48.4 million in 2003. During 2006, the maximum allowable dividend and other distributions that can be paid to Citizens’ parent without prior approval of the Michigan Insurance Commissioner is $119.7 million.

Massachusetts’ statute limits the dividends a life insurer may pay in any twelve month period, without the prior permission of the Massachusetts Commissioner of Insurance, to the greater of (i) 10% of its statutory policyholder surplus as of the preceding December 31 or (ii) the individual company’s statutory net gain from operations for the preceding calendar year. In addition, under Massachusetts law, no domestic insurer may pay a dividend or make any distribution to its shareholders from other than unassigned funds unless the Commissioner has approved such dividend or distribution. Effective December 30, 2005, in connection with the closing of the sale of the Company’s run-off variable life insurance and annuity business to Goldman Sachs, the Company entered into an agreement with the Massachusetts Division of Insurance to maintain total adjusted capital levels at a minimum of 100% of FAFLIC’s Company Action Level, which was $46.1 million at December 31, 2005. This agreement replaces the previous commitment from the Company to the Division of Insurance dated December 23, 2002, whereby the Company agreed to maintain total adjusted capital levels at a minimum of 100% of AFLIAC’s Company Action Level. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment. The Company Action Level is the first level in which the Massachusetts Commissioner of Insurance could mandate regulatory involvement based solely upon levels of risk based capital. There can be no assurance that FAFLIC would not require additional capital contributions from THG. FAFLIC cannot pay dividends to its parent without prior approval from the Massachusetts Commissioner of Insurance. In December 2005, FAFLIC, with permission from the Massachusetts Commissioner of Insurance, declared a $48.6 million dividend to THG. In the fourth quarters of 2004 and 2003, with permission from the Massachusetts Commissioner of Insurance, AFLIAC declared dividends of $75.0 million and $25.0 million, respectively, to its then parent, THG.

16. SEGMENT INFORMATION

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

As a result of the sale of the Company’s variable life insurance and annuity business, the Life Companies segment, which is in run-off, now consists primarily of a block of traditional life insurance products (principally the Closed Block), GIC business, as well as certain non-insurance subsidiaries (see Note 2 - Sale of Variable Life Insurance and Annuity Business on pages 82 and 83 of this Form 10-K). Assets and liabilities related to the reinsured variable life insurance and annuity business, as well as the discontinued group life and health business, including group life and health voluntary pools, are reflected in this segment.

The Company reports interest expense related to its corporate debt separately from the earnings of its operating segments. Corporate debt consists of the Company’s junior subordinated debentures and its senior debentures.

Management evaluates the results of the aforementioned segments on a pre-tax basis. Segment income excludes certain items, which are included in net income, such as federal income taxes and net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring and reorganization costs, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income (loss) enhances understanding of the Company’s results of operations by highlighting net income (loss) attributable to the core operations of the business. However, segment income (loss) should not be construed as a substitute for net income (loss) determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Segment revenues:
Property and Casualty:
Personal Lines	$1,504.8	$1,634.3	$1,629.2
Commercial Lines	888.8	837.5	824.7
Other Property and Casualty	28.7	26.9	27.7

Total Property and Casualty	2,422.3	2,498.7	2,481.6
Life Companies	185.3	210.5	341.9
Intersegment revenues	(9.1)	(10.1)	(11.5)

Total segment revenues	2,598.5	2,699.1	2,812.0
Adjustments to segment revenues:
Net realized investment gains	23.8	16.1	15.1
Other income	2.0	1.9	3.4

Total revenues	$2,624.3	$2,717.1	$2,830.5

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Segment income before federal income taxes and cumulative effect of change in accounting principle:
Property and Casualty:
Personal Lines:
GAAP underwriting income (loss)	$30.1	$26.7	$(66.9)
Net investment income	102.6	97.1	91.1
Other	10.5	10.8	10.1

Personal Lines segment income	143.2	134.6	34.3

Commercial Lines:
GAAP underwriting loss	(140.9)	(43.1)	—
Net investment income	101.4	97.6	92.4
Other	4.5	3.5	6.3

Commercial Lines segment (loss) income	(35.0)	58.0	98.7

Other Property and Casualty:
GAAP underwriting loss	(3.5)	(3.7)	(24.3)
Net investment income	5.1	2.2	2.0
Other	3.9	6.9	6.8

Other Property and Casualty segment income (loss)	5.5	5.4	(15.5)

Total Property and Casualty	113.7	198.0	117.5
Life Companies	(18.7)	(22.3)	(14.2)
Interest on corporate debt	(39.9)	(39.9)	(39.9)

Segment income before federal income taxes	55.1	135.8	63.4
Adjustments to segment income:
Net realized investment gains, net of deferred acquisition cost amortization	18.6	16.1	12.8
(Losses) gains on derivative instruments	(0.3)	1.3	1.5
(Losses) gains from retirement of funding agreements and trust instruments supported by funding obligations	—	(0.2)	5.7
Restructuring costs	(2.1)	(8.5)	(28.7)
Income from sale of univeral life insurance business	—	—	5.5

Income from continuing operations before federal income taxes and cumulative effect of change in accounting principle	$71.3	$144.5	$60.2

DECEMBER 31	2005	2004	2005	2004
(In millions)	Identifiable Assets		Deferred Acquisition Costs
Property and Casualty (1)	$7,220.2	$6,459.4	$201.9	$211.4
Life Companies (2)	3,478.0	17,426.3	7.1	694.1
Intersegment eliminations (3)	(64.2)	(75.6)	—	—

Total	$10,634.0	$23,810.1	$209.0	$905.5

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.

(2)	Includes assets related to the Company’s discontinued accident and health business. Additionally, the 2004 balance includes assets related to the Company’s variable life insurance and annuity business sold on December 30, 2005.

(3)	The 2005 balance reflects $64.0 million from FAFLIC and other Life Companies’ non-insurance subsidiaries to the holding company, which was paid in the first quarter of 2006. The 2004 balance reflects the $75.0 million dividend from AFLIAC to the holding company, which was paid during the first quarter of 2005.

Discontinued Operations – GroupLife and Health

During 1999, the Company exited its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $20.8 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At December 31, 2005 and 2004, this discontinued group accident and health business had assets of approximately $369.9 million and $365.9 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $441.9 million and $435.8 million, respectively, consisting primarily of policy liabilities.

17. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $15.5 million, $16.4 million and $27.3 million in 2005, 2004 and 2003, respectively. Sublease income was $1.2 million and $1.5 million in 2005 and 2004, respectively. The net rental expenses relate primarily to building leases of the Company.

In 2003, the Company ceased operations of its Life Companies segment retail broker-dealer operations. As a result, the Company recognized certain additional rental expenses as restructuring costs. Such amounts were $13.8 million in 2003, which reflects the present value of the future minimum lease payments, net of $7.4 million of estimated sublease rental income. In 2005 and 2004, the Company recognized an additional $0.7 million and $0.4 million, respectively, of related net lease expenses.

At December 31, 2005, future minimum rental payments under non-cancelable operating leases, including those related to the Company’s restructuring activities, were approximately $37.1 million, payable as follows: 2006 - $15.0 million; 2007 - $10.7 million; 2008 - $7.3 million; 2009 - $3.4 million; 2010 - $0.7 million; and no significant rental payment commitments thereafter. Additionally, the Company is subleasing certain properties, for which future minimum rental income under non-cancelable sublease agreements in existence at December 31, 2005 was $2.4 million. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

18. REINSURANCE

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of Statement No. 113.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based upon an ongoing review of its reinsurers’ financial statements, reported financial strength ratings from rating agencies and the analysis and guidance of our reinsurance intermediaries, the Company believes that its reinsurers are financially sound.

On December 30, 2005, FAFLIC ceded $124.6 million of its variable life insurance and annuity business pursuant to a reinsurance agreement with AFLIAC (see Note 2 – Sale of Variable Life Insurance and Annuity Business on pages 82 and 83 of this Form 10-K). Additionally, the Company has a 100% coinsurance agreement related to substantially all of its universal life insurance business. Reinsurance recoverables related to this agreement were $1.0 million and $571.0 million at December 31, 2005 and 2004, respectively. This balance represented approximately 28.2% of the Company’s reinsurance recoverables at December 31, 2004. The decline in this recoverable is related to the sale of the variable life insurance and annuity business. Although AFLIAC was sold to Goldman Sachs on December 30, 2005, THG has indemnified AFLIAC and Goldman Sachs with respect to their reinsurance recoverables related to the business ceded under this 100% coinsurance agreement.

Effective January 1, 1999, the Company entered into a whole account aggregate excess of loss reinsurance agreement, which provides coverage for the 1999 accident year for the Company’s property and casualty business. The program covered losses and allocated LAE expenses, including those incurred but not yet reported, in excess of a specified whole account loss and allocated LAE ratio. The annual coverage limit for losses and allocated LAE is $150.0 million. The Company is subject to concentration of risk with respect to this reinsurance agreement. There were no net premiums earned under this agreement during 2005, while net premiums earned under this agreement during 2004 and 2003 for accident year 1999 were $3.2 million and $9.6 million, respectively. There were no net losses and LAE ceded during 2005, while net losses and LAE ceded during 2004 and 2003 were $3.9 million and $11.8 million, respectively. The effect of this agreement on the results of operations in future periods is not currently determinable, as it will be based on future losses and allocated LAE for accident year 1999.

In addition, the Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to the ability to conduct certain business in various states, the Company is required to participate in various residual market mechanisms and pooling arrangements which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include, among others, the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) and the Michigan Catastrophic Claims Association (“MCCA”). At December 31, 2005, both CAR and MCCA represented 10% or more of the Company’s reinsurance activity. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its personal and commercial automobile premiums to CAR. Net premiums earned and losses and LAE ceded to CAR in 2005, 2004 and 2003 were $53.3 million and $37.1 million, $46.6 million and $38.1 million, and $46.2 million and $61.0 million, respectively. Additionally, the Company ceded to MCCA premiums earned and losses and LAE in 2005, 2004 and 2003 of $68.9 million and $61.3 million, $60.9 million and $12.4 million, and $46.8 million and $124.2 million, respectively.

Reinsurance recoverables related to MCCA were $436.5 million and $411.9 million at December 31, 2005 and 2004, respectively, while reinsurance recoverables related to CAR were $47.2 million and $52.0 million at December 31, 2005 and 2004, respectively. Because the MCCA is supported by assessments permitted by statute, and all amounts billed by the Company to CAR and MCCA have been paid when due, the Company believes that it has no significant exposure to uncollectible reinsurance balances from these two entities.

The effects of reinsurance were as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Life and accident and health insurance premiums:
Direct	$72.8	$80.2	$81.2
Assumed	0.3	0.5	0.5
Ceded	(36.2)	(41.2)	(39.8)

Net premiums	$36.9	$39.5	$41.9

Property and casualty premiums written:
Direct	$2,374.0	$2,427.7	$2,420.9
Assumed	55.0	58.8	59.7
Ceded	(278.6)	(250.3)	(246.4)

Net premiums written	$2,150.4	$2,236.2	$2,234.2

Property and casualty premiums earned:
Direct	$2,388.5	$2,432.2	$2,432.2
Assumed	57.3	56.8	62.4
Ceded	(284.5)	(239.9)	(254.2)

Net premiums earned	$2,161.3	$2,249.1	$2,240.4

Life and accident and health insurance and other individual policy benefits, claims, losses and loss adjustment expenses:
Direct	$155.7	$157.1	$213.3
Assumed	(1.7)	(1.3)	(1.5)
Ceded	(47.8)	(62.0)	(80.8)

Net policy benefits, claims, losses and loss adjustment expenses	$106.2	$93.8	$131.0

Property and casualty benefits, claims, losses and loss adjustment expenses:
Direct	$2,031.4	$1,651.9	$1,833.9
Assumed	81.9	81.8	98.7
Ceded	(516.4)	(180.8)	(280.4)

Net policy benefits, claims, losses and loss adjustment expenses	$1,596.9	$1,552.9	$1,652.2

19. DEFERRED POLICY ACQUISITION COSTS

Changes to the deferred policy acquisition asset are as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Balance at beginning of year	$905.5	$1,115.5	$1,242.2
Acquisition expenses deferred	449.7	463.4	476.1
Amortized to expense during the year	(570.9)	(590.8)	(602.6)
Impairment related to disposal of variable life insurance and annuity business	(584.6)	—	—
Adoption of SOP 03-1	—	(93.0)	—
Adjustment to equity during the year	9.3	10.4	(0.2)

Balance at end of year	$209.0	$905.5	$1,115.5

Upon the sale of the AFLIAC variable life insurance and annuity business, the Company recognized a permanent impairment of the DAC asset of $556.7 million. In addition, the Company recognized an additional $27.9 million permanent impairment of its DAC asset as a result of the reinsurance of 100% of the FAFLIC variable business.

The Company adopted SOP 03-1 effective January 1, 2004. Upon adoption, the Company reclassified the balance of capitalized sales inducements that were previously included in DAC to other assets. The balance of capitalized sales inducements at January 1, 2004 was $89.7 million. SOP 03-1 also required that estimated gross profits used to calculate the amortization of DAC be adjusted to reflect increases in the guaranteed minimum benefit reserves. This resulted in a $3.3 million reduction in the DAC asset in 2004. For further discussion of the adoption of SOP 03-1, see Note 4 – Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts on pages 84 snd 85 of this Form 10-K .

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

The liability for future policy benefits and outstanding claims, losses and LAE, excluding the effect of reinsurance, related to the Company’s accident and health business, consisting of the Company’s exited individual health business and its discontinued group accident and health business, was $319.4 million and $531.8 million at December 31, 2005 and 2004, respectively. Reinsurance recoverables related to this business were $211.0 million and $416.0 million in 2005 and 2004, respectively. The significant decline in 2005 related to the sale of the variable life insurance and annuity business, which included the majority of this exited individual health business.

The table below provides a reconciliation of the beginning and ending reserve for the Company’s property and casualty unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Reserve for losses and LAE, beginning of year	$3,068.6	$3,018.9	$2,961.7
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,677.5	1,570.2	1,610.6
(Decrease) increase in provision for insured events of prior years	(79.5)	(14.5)	40.4

Total incurred losses and LAE	1,598.0	1,555.7	1,651.0

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	786.4	814.8	868.2
Losses and LAE attributable to insured events of prior years	622.0	658.3	784.5

Total payments	1,408.4	1,473.1	1,652.7

Change in reinsurance recoverable on unpaid losses	200.5	(32.9)	58.9

Reserve for losses and LAE, end of year (1)	$3,458.7	$3,068.6	$3,018.9

(1)	Total reserve for losses and LAE increased by $390.1 million in 2005, mostly as a result of additional direct reserves, prior to reinsurance ceded, for hurricanes Katrina and Rita.

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $79.5 million and $14.5 million in 2005 and 2004, respectively, and increased by $40.4 million in 2003.

During the year ended December 31, 2005, estimated loss reserves for claims occurring in prior years developed favorably by $65.7 million, while during the years ended December 31, 2004 and 2003, loss reserves for prior years developed unfavorably by $1.3 million and $74.5 million, respectively. The favorable loss development during the year ended December 31, 2005 is primarily the result of a decrease in personal lines claim frequency and claim severity in the 2004 accident year. In addition, the commercial multiple peril line and other commercial lines experienced lower claim severity in the most recent accident years. Partially offsetting these items was adverse development in the workers’ compensation line during 2005, which is primarily the result of increased medical and long-term attendant care costs.

The unfavorable loss development during the year ended December 31, 2004 was primarily the result of continued adverse development in the workers’ compensation line of business related to increased medical and long-term attendant care costs. Additionally, adverse loss development was experienced in other commercial lines, primarily umbrella and general liability, which is primarily the result of increases in estimated ultimate losses for these long-tail lines. Partially offsetting these items was favorable loss development in the commercial multiple peril, commercial automobile, homeowners and personal automobile lines of business. The improvement in loss development on these lines of business is primarily the result of improved claim frequency trends.

The unfavorable loss reserve development during the year ended December 31, 2003 was primarily the result of a $21.9 million charge in the Other Property and Casualty segment resulting from an adverse arbitration decision in 2003, related to a voluntary insurance pool that the Company exited in 1996. Additionally, loss reserves for the workers’ compensation line were increased by $15.7 million in 2003, primarily as a result of increasing medical and long-term attendant care costs. Loss reserve development was also affected by an increase in personal automobile claim severity related to medical settlements in Michigan. Partially offsetting these items was favorable development in the commercial multiple peril line due to improved claim frequency in the 2002 accident year.

During the years ended December 31, 2005, 2004 and 2003, estimated LAE reserves for claims occurring in prior years developed favorably by $13.8 million, $15.8 million and $34.1 million, respectively. The favorable development in 2005 is primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses. Development in all these periods was also favorably affected by claims process improvement initiatives taken by the Company during the 1997 to 2001 calendar-year period. Since 1997, the Company has lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish certain trends inherent within the claim settlement process, the actuarial process recognizes these trends, resulting in favorable development. Management believes that the impact of these actions has been previously recognized and expects less favorable LAE prior year reserve development from these process improvements. This fact is reflected in the decline in favorable LAE prior year reserve development for the year ended December 31, 2005 versus 2004.

The Company may be required to defend claims related to policies that include environmental damage and toxic tort liability. The table below summarizes direct business asbestos and environmental reserves (net of reinsurance and excluding pools):

DECEMBER 31	2005	2004	2003
(In millions)
Reserves for losses and LAE, beginning of year	$24.7	$24.9	$25.6
Incurred losses and LAE	(0.3)	1.5	2.6
Paid losses and LAE	0.1	1.7	3.3

Reserves for losses and LAE, end of year	$24.3	$24.7	$24.9

Ending loss and LAE reserves for all direct business written by the Company’s property and casualty businesses related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.3 million, $24.7 million and $24.9 million, net of reinsurance of $16.2 million, $16.3 million and $15.0 million in 2005, 2004 and 2003, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the three-year period ended December 31, 2005. As a result of the Company’s historical direct underwriting mix of commercial lines policies of smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to the total loss and LAE incurred experience.

In addition, and not included in the table above, the Company has established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $49.2 million, $46.4 million and $45.6 million in 2005, 2004 and 2003, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. The Company participated in the Excess and Casualty Reinsurance Association voluntary pool during 1950 to 1982, until it was dissolved and put in runoff in 1982. The Company’s percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. The Company’s participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years.

The Company estimates its ultimate liability for asbestos and environmental claims, whether resulting from direct business, assumed reinsurance and pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company believes that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. The environmental liability could be revised in the near term if the estimates used in determining the liability are revised.

21. COMMITMENTS AND CONTINGENCIES

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

From time to time, the Company is involved in investigations and proceedings by governmental and self-regulatory agencies, which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, and inquiries relating to tax reporting calculations to policyholders and others in connection with distributions under a subset of variable annuity contracts in this business. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolution of such proceeding will not have a material effect on the Company’s consolidated financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

The Company continues to vigorously defend this matter, and regards plaintiffs’ claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in the Company’s view, these purported lost profits would not have been earned because of various actions taken by the Company, the investment management industry and regulators, to deter or eliminate market timing, including the implementation of “fair value” pricing.

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on the Company’s financial position. Although AFLIAC was sold to Goldman Sachs on December 30, 2005, the Company indemnified AFLIAC and Goldman Sachs with respect to this litigation. However, in the Company’s judgment, the outcome is not expected to be material to the Company’s financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. The trial date for the damage phase of the litigation has not been set.

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

Statutory net income and surplus are as follows:

(In millions)	2005	2004	2003
Statutory Net Income - Combined
Property and Casualty Companies	$92.7	$114.2	$106.0
Life and Health Companies (1)	40.9	204.6	9.0
Statutory Shareholders’ Surplus - Combined
Property and Casualty Companies	$1,208.6	$1,102.7	$1,005.4
Life and Health Companies (1)	164.7	555.6	495.6

(1)	Net Income and Statutory Shareholders’ Surplus decreased in 2005 due to the sale of one of the Company’s primary life insurance companies, AFLIAC (See Note 2 – Sale of Variable Life Insurance and Annuity Business on pages 82 and 83 of this Form 10-K ). Balances in 2005 represent the results and surplus of FAFLIC, while in 2004 and 2003, they include both AFLIAC and FAFLIC.

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2005 and 2004 are summarized below:

For the Three Months Ended

(In millions, except per share data)

2005	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$681.8	$656.2	$629.2	$657.1
Income (loss) from continuing operations	$40.4	$57.1	$(105.4)	$84.4
Net income (loss)	$46.5	$72.0	$(562.4)	$118.7
Income (loss) from continuing operations per share:
Basic	$0.76	$1.07	$(1.97)	$1.57
Diluted	$0.75	$1.06	$(1.97)	$1.56
Net income (loss) per share:
Basic	$0.87	$1.35	$(10.51)	$2.21
Diluted	$0.86	$1.34	$(10.51)	$2.19
Dividends declared per share	$—	$—	$—	$0.25

2004	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$693.9	$685.4	$665.7	$672.1
Income from continuing operations	$54.8	$29.2	$17.8	$43.5
Net income	$12.1	$32.4	$17.7	$63.1
Income from continuing operations per share:
Basic	$1.03	$0.55	$0.33	$0.82
Diluted	$1.02	$0.54	$0.33	$0.81
Net income per share:
Basic	$0.23	$0.61	$0.33	$1.19
Diluted	$0.23	$0.60	$0.33	$1.18
Dividends declared per share	$—	$—	$—	$—

Note:	Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year. Diluted loss from continuing operations per share and net loss per share for the three months ended September 30, 2005 represents basic loss per share due to antidilution.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on our controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this annual report, subject to the limitations noted above, our disclosure controls and procedures were effective to provide reasonable assurance that material information was made known timely to our management, including our Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9A — CHANGES IN INTERNAL CONTROL

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that there was no such change during the last quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Information regarding our directors is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Frederick H. Eppinger, Jr., 47

Director, President and Chief Executive Officer

Mr. Eppinger has been a director and the Chief Executive Officer and President of THG since August 2003. Prior to joining the Company, Mr. Eppinger was Executive Vice President of Property and Casualty Field and Service Operations for The Hartford Financial Services Group, Inc. From 2000 to 2001, he was Senior Vice President of Strategic Marketing for ChannelPoint, Inc., which specialized in business-to-business technology for insurance and financial service companies. Prior to that, he was a partner in the financial institutions group at McKinsey & Company, an international management consulting firm, which he joined in 1985. Mr. Eppinger began his career as a certified public accountant with Coopers & Lybrand. Mr. Eppinger is an employee of the Company, and therefore is not an independent director.

J. Kendall Huber, 51

Senior Vice President, General Counsel and Assistant Secretary

Mr. Huber has been Senior Vice President, General Counsel and Assistant Secretary of THG since October 2002. From March 2000 until October 2002, Mr. Huber served as Vice President, General Counsel and Assistant Secretary of the Company. Prior to joining THG, Mr. Huber was Executive Vice President, General Counsel and Secretary of Promus Hotel Corporation from February 1999 to January 2000. Previously, Mr. Huber was Vice President and Deputy General Counsel of Legg Mason, Inc., from November 1998 to January 1999. He has also served as Vice President and Deputy General Counsel of USF&G Corporation, where he was employed from March 1990 to August 1998.

Edward J. Parry, III, 46

Director, Executive Vice President and Chief Financial Officer

Mr. Parry has been Executive Vice President and Chief Financial Officer of THG since November 2003 and a Director of THG since December 2003. Prior to that, Mr. Parry served as Chief Financial Officer of THG since December 1996. Mr. Parry joined the Company in 1992. Prior to joining the Company, Mr. Parry worked at the accounting firm then known as Price Waterhouse from 1987 until 1992. Mr. Parry is an employee of the Company, and therefore is not an independent director.

Gregory D. Tranter, 49

Vice President and Chief Information Officer

Mr. Tranter has been Vice President and Chief Information Officer of THG since October 2000. Mr. Tranter has been a Vice President of THG’s insurance subsidiaries since August 1998. Prior to joining THG, Mr. Tranter was Vice President, Automation Strategy of Travelers Property and Casualty Company from April 1996 to July 1998. Mr. Tranter was employed by Aetna Life and Casualty Company from 1983 to 1996.

Marita Zuraitis, 45

Executive Vice President and President of the Property & Casualty Companies

Ms. Zuraitis has been Executive Vice President of the Company and President, Property and Casualty Companies since April 2004. Prior to joining THG, Ms. Zuraitis was President and Chief Executive Officer of the commercial lines division of The St. Paul Companies from 1998 to 2004.

Pursuant to section 4.4 of the Company’s by-laws, each officer shall hold office until the first meeting of the Board of Directors following the next annual meeting of the stockholders and until his or her respective successor is chosen and qualified unless a shorter period shall have been specified by the terms of his election or appointment, or in each case until such officer sooner dies, resigns, is removed or becomes disqualified.

CODE OF CONDUCT

Our Code of Conduct is available, free of charge, on our website at www.hanover.com under “Corporate Governance”. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers to our Chief Executive Officer, Chief Financial Officer or Controller will be posted on our website, as required by applicable law or New York Stock Exchange requirements.

NEW YORK STOCK EXCHANGE RULE 303 A.12

Our Chief Executive Officer filed his annual certification required by New York Stock Exchange Rule 303 A.12(a) with the New York Stock Exchange on or about June 15, 2005. The certifications of our Chief Executive Officer and Chief Financial Officer regarding the quality of our disclosure in this Annual Report on Form 10-K have been filed as Exhibits 31.1 and 31.2.

ITEM 11 — EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 67 to 112 of this Form 10-K.

(A)(2) FINANCIAL STATEMENT SCHEDULES

Page No. in this Report

I Summary of Investments—Other than Investments in Related Parties	121

II Condensed Financial Information of Registrant	122-124

III Supplementary Insurance Information	125

IV Reinsurance	126

V Valuation and Qualifying Accounts	127

VI Supplemental Information Concerning Property and Casualty Insurance Operations	128

(A)(3) EXHIBIT INDEX

Exhibits filed as part of this Form 10-K are as follows:

2.1	Plan of Reorganization. †

2.2	Stock and Asset Purchase Agreement by and among State Mutual Life Assurance Company of America, 440 Financial Group of Worcester, Inc., and The Shareholder Services Group, Inc. dated as of March 9, 1995.†

2.3	Stock Purchase Agreement, dated as of August 22, 2005, between The Goldman Sachs Group, Inc., as Buyer, and Allmerica Financial Corporation, as Seller (the schedules and exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K) previously filed as Exhibit 2.1 to The Hanover Insurance Group, Inc. Current Report on Form 8-K filed on August 24, 2005 and incorporated herein by reference.

2.4	Certificate of Ownership and Merger, dated November 22, 2005, merging a wholly-owned subsidiary of the Registrant into the Registrant pursuant to Section 253 of the General Corporation Law of the State of Delaware, previously filed as Exhibit 2.1 to The Hanover Insurance Group, Inc. Current Report on Form 8-K filed on December 1, 2005 and incorporated herein by reference.

3.1	Certificate of Incorporation of THG.

3.2	Amended By-Laws of THG.

4	Specimen Certificate of Common Stock.

4.1	Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee, previously filed as Exhibit 4.1 in the Registrant’s Registration Statement on Form S-1 (No.33-96764) filed on September 11, 1995 and incorporated herein by reference.

4.2	Form of Global Debenture.

4.3	Amended and Restated Declaration of Trust of AFC Capital Trust I dated February 3, 1997.††

4.4	Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of AFC.††

4.5	Series A Capital Securities Guarantee Agreement dated February 3, 1997.††

4.6	Common Securities Guarantee Agreement dated February 3, 1997.††

4.8	Rights Agreement dated as of December 16, 1997, between the Registrant and First Chicago Trust Company of New York as Rights Agent, previously filed as Exhibit 1 to the Company’s Form 8-A dated December 17, 1997 and incorporated herein by reference.

4.9	Amendment No. 1, dated as of December 30, 2005, to Rights Agreement dated as of December 16, 1997, between the Registrant and Computershare Trust Company, N.A. (as successor to First Chicago Trust Company of New York, a New York trust company).

10.3	Administrative Services Agreement between State Mutual Life Assurance Company of America and The Hanover Insurance Company, dated July 19, 1989.†

+ 10.4	First Allmerica Financial Life Insurance Company Employees’ 401(k) Matched Savings Plan previously filed as Exhibit 10.1 to the Allmerica Financial Corporation Registration Statement on Form S-8 (No. 333-576) originally filed with the Commission on January 24, 1996 and incorporated herein by reference.

+ 10.5	State Mutual Life Assurance Company of America Excess Benefit Retirement Plan. †

+ 10.18	State Mutual Life Assurance Company of America Non-Qualified Executive Deferred Compensation Plan. †

+ 10.19	The Allmerica Financial Cash Balance Pension Plan previously filed as Exhibit 10.19 to the Allmerica Financial Corporation September 30, 1995 report on Form 10-Q and incorporated herein by reference.

+ 10.21	Amended and Restated Form of Non-Solicitation Agreement previously filed as Exhibit 10.21 to the Allmerica Financial Corporation June 30, 1997 report on Form 10-Q and incorporated herein by reference.

+ 10.23	Amended Allmerica Financial Corporation Long-Term Stock Incentive Plan previously filed as Exhibit 10.23 to the Allmerica Financial Corporation 2001 Annual Report on Form 10-K originally filed with the Commission on April 1, 2002 and incorporated herein by reference.

10.25	Reinsurance Agreement dated September 29, 1997 between First Allmerica Financial Life Insurance Company and Metropolitan Life Insurance Company previously filed as Exhibit 10.25 to the Allmerica Financial Corporation March 27, 1998 report on Form 10-K and incorporated herein by reference.

+ 10.30	Form of Deferral Agreement dated January 30, 1998. †††

+ 10.31	Form of Restricted Stock Agreement, dated January 30, 1998. †††

+ 10.37	Allmerica Financial Corporation Short-Term Incentive Compensation Plan previously filed as Exhibit A contained in the Registrant’s Proxy Statement (Commission File No. 001-13754) originally filed with the Commission on March 31, 1999 and incorporated herein by reference.

+ 10.52	Agreement, dated November 6, 2002, between the Registrant and Michael P. Angelini. *

10.53	Agreement, dated December 23, 2002, between the Registrant and the Massachusetts Division of Insurance. *

10.54	Asset Transfer and Acquisition Agreement, effective as of December 31, 2002, by and among Allmerica Financial Life Insurance and Annuity Company, First Allmerica Financial Life Insurance Company and John Hancock Life Insurance Company. **

+ 10.55	Amended and Restated Non-Employee Director Stock Ownership Plan. *

+ 10.57	Offer Letter, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr. ***

+ 10.61	Form of Restricted Share Unit Agreement dated March 1, 2004. ****

+ 10.62	Form of Performance Based Restricted Share Unit Agreement dated March 1, 2004. ****

+ 10.63	Short-Term Incentive Compensation Plan previously filed as Exhibit A contained in the Registrant’s Proxy Statement (Commission File No. 001-13754) originally filed with the Commission on April 5, 2004 and incorporated herein by reference.

+ 10.64	Allmerica Financial Non-Qualified Retirement Savings Plan. *****

+ 10.65	Description of Incentive Compensation Conversion Program. *****

+ 10.66	Form of Election/Deferral Agreement. *****

+ 10.67	Offer Letter dated April 1, 2004 between the Registrant and Marita Zuraitis. *****

+ 10.68	Non-Employee Director Compensation Summary previously filed as Exhibit 10.68 to the Allmerica Financial Corporation March 31, 2005 report on Form 10-Q and incorporated herein by reference.

+ 10.69	Amended Allmerica Financial Corporation Employment Continuity Plan previously filed as Exhibit 10.69 to the Allmerica Financial Corporation June 30, 2005 report on Form 10-Q and incorporated herein by reference.

10.70	Letter from The Hanover Insurance Group, Inc. to the Commonwealth of Massachusetts, Division of Insurance, dated December 30, 2005 regarding The Hanover Insurance Group, Inc. Keepwell relating to First Allmerica Financial Life Insurance Company, previously filed as Exhibit 10.53 to The Hanover Insurance Group, Inc. Current Report on Form 8-K filed on January 6, 2006 and incorporated herein by reference.

+ 10.71	Description of 2005 Short-Term Incentive Compensation Awards, 2006 Short-Term Incentive Compensation Program and 2006 Long-Term Incentive Awards previously filed as Item 1.01 to the Registrants’ Current Report on Form 8-K filed on February 21, 2006 and incorporated herein by reference.

+ 10.72	Form of Performance Based Restricted Stock Unit Agreement dated February 2006.

+ 10.73	Separation agreement executed February 27, 2006, by and between John P. Kavanaugh and First Allmerica Financial Life Insurance Company, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2006 and incorporated herein by reference.

21	Subsidiaries of THG.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Internal Revenue Service Ruling dated April 15, 1995.†

99.2	Important Factors Regarding Forward-Looking Statements.

+	Management contract or compensatory plan or arrangement.

†	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s Registration Statement on Form S-1 (No. 33-91766) originally filed with the Commission on May 1, 1995.

††	Incorporated herein by reference to Exhibits 2, 3, 4, 5 and 6, respectively, contained in the Registrant’s Current Report on Form 8-K filed on February 5, 1997.

†††	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 1998 Annual Report on Form 10-K originally filed with the Commission on March 29, 1999.

*	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 2002 Annual Report on Form 10-K originally filed with the Commission on March 27, 2003.

**	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 2002 Annual Report on Form 10-K originally filed with the Commission on March 27, 2003 (confidential treatment requested as to certain portions of this exhibit).

***	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s September 30, 2003 Report on Form 10-Q originally filed with the Commission on November 14, 2003.

****	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s June 30, 2004 Report on Form 10-Q originally filed with the Commission on August 5, 2004.

*****	Incorporated herein by reference to the correspondingly numbered exhibit contained in the Registrant’s 2004 Annual Report on Form 10-K originally filed with the Commission February 25, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC. Registrant

Date: March 13, 2006	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President , Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2006	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: March 13, 2006	By:	/s/ EDWARD J. PARRY, III
Edward J. Parry, III,
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Director

Date: March 13, 2006	By:	*
Michael P. Angelini,
Chairman

Date: March 13, 2006	By:	*
Gail L. Harrison,
Director

Date: March 13, 2006	By:	*
Wendell J. Knox,
Director

Date: March 13, 2006	By:	*
Robert J. Murray,
Director

Date: March 13, 2006	By:	*
Joseph R. Ramrath,
Director

Date: March 13, 2006	By:	*
Herbert M. Varnum,
Director

Date: March 13, 2006	*By:	/s/ EDWARD J. PARRY, III
Edward J. Parry, III,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2005
(In millions)
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$587.3	$579.6	$579.6
States, municipalities and political subdivisions	823.6	853.9	853.9
Foreign governments	4.4	4.4	4.4
Public utilities	555.3	555.1	555.1
All other corporate bonds	3,639.9	3,636.4	3,636.4
Redeemable preferred stocks	75.4	78.8	78.8

Total fixed maturities	5,685.9	5,708.2	5,708.2

Equity securities:
Common stocks:
Public utilities	1.7	3.7	3.7
Banks, trust and insurance companies	10.9	11.7	11.7
Industrial, miscellaneous and all other	0.4	2.6	2.6

Total equity securities	13.0	18.0	18.0

Mortgage loans on real estate	99.6	XXXXXX	99.6
Policy loans	139.9	XXXXXX	139.9
Other long-term investments (2)	41.6	XXXXXX	42.6

Total investments	$5,980.0	XXXXXX	$6,008.3

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

(2)	The cost of other long-term investments differs from the carrying value due to market value changes in equity ownership of limited partnership investments.

SCHEDULE II

THE HANOVER INSURANCE GROUP

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Revenues
Net investment income	$5.4	$2.4	$1.3
Net realized investment gains (losses)	1.4	3.4	(1.3)

Total revenues	6.8	5.8	—

Expenses
Interest expense, net	40.6	40.6	40.6
Operating expenses	0.4	0.1	3.8

Total expenses	41.0	40.7	44.4

Net loss before federal income taxes and equity in net income of unconsolidated subsidiaries	(34.2)	(34.9)	(44.4)
Income tax benefit:
Federal	14.3	19.9	12.5
State	0.5	0.6	1.7
Equity in net income of unconsolidated subsidiaries	138.6	139.7	117.1

Income from continuing operations	119.2	125.3	86.9
Loss from disposal of variable life insurance and annuity business	(444.4)	—	—

Net (loss) income	$(325.2)	$125.3	$86.9

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2005	2004
(In millions, except share and per share data)
Assets
Fixed maturities – at fair value (amortized cost of $78.4 and $50.8)	$76.8	$50.7
Equity securities – at fair value (cost of $9.3)	9.3	9.3
Cash and cash equivalents (1)	256.9	4.9
Investment in unconsolidated subsidiaries	2,096.2	2,809.3
Net receivable from subsidiaries (2)	61.3	73.7
Net receivable from Goldman Sachs	74.9	—
Deferred federal income taxes	14.5	0.5
Other assets	2.6	2.7

Total assets	$2,592.5	$2,951.1

Liabilities
Federal income taxes payable	$75.5	$88.0
Payable for securities acquired	19.7	—
Expenses and state taxes payable	5.8	2.4
Liability for legal indemnification	19.0	—
Interest payable	12.4	12.4
Long-term debt	508.8	508.8

Total liabilities	641.2	611.6

Shareholders’ Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million and 60.4 million shares issued	0.6	0.6
Additional paid-in capital	1,785.1	1,782.1
Accumulated other comprehensive (loss) income	(59.5)	3.0
Retained earnings	589.8	943.4
Treasury stock at cost (6.8 million and 7.2 million shares)	(364.7)	(389.6)

Total shareholders’ equity	1,951.3	2,339.5

Total liabilities and shareholders’ equity	$2,592.5	$2,951.1

(1)	Included in 2005 were cash proceeds of $235.8 million as a result of the sale of the variable life insurance and annuity business to Goldman Sachs on December 30, 2005.

(2)	Included in 2005 was $64.0 million of dividends from FAFLIC and other Life Companies’ non-insurance subsidiaries to the holding company. Included in 2004 was a $75.0 million dividend from the Life Companies to the holding company.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003
(In millions)
Cash flows from operating activities
Net (loss) income	$(325.2)	$125.3	$86.9
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss from disposal of variable life insurance and annuity business	444.4	—	—
Equity in net income of unconsolidated subsidiaries	(138.6)	(139.7)	(117.1)
Dividend received from unconsolidated subsidiaries	2.4	3.0	3.2
Net realized investment (gains) losses	(1.4)	(3.4)	1.3
Deferred federal income tax (benefit) expense	(3.6)	(5.1)	5.3
Change in expenses and state taxes payable	(1.9)	(2.1)	(6.7)
Change in federal income taxes payable	—	4.4	18.9
Change in net payable from subsidiaries	0.2	0.8	7.6
Other, net	(0.4)	1.0	0.6

Net cash used in operating activities	(24.1)	(15.8)	—

Cash flows from investing activities
Capital contributed to unconsolidated subsidiaries	—	—	(0.1)
Proceeds from disposals and maturities of available-for-sale fixed maturities	90.4	26.2	20.9
Proceeds from sale of variable life insurance and annuity business	235.8	—	—
Purchase of available-for-sale fixed maturities	(45.0)	(20.2)	(26.1)
Other investing activities	(0.3)	—	—

Net cash provided by (used in) investing activities	280.9	6.0	(5.3)

Cash flow from financing activities
Dividends paid to shareholders	(13.4)	—	—
Exercise of options	8.6	4.3	0.3

Net cash (used in) provided by financing activities	(4.8)	4.3	0.3

Net change in cash and cash equivalents	252.0	(5.5)	(5.0)
Cash and cash equivalents at beginning of the year	4.9	10.4	15.4

Cash and cash equivalents at end of the year	$256.9	$4.9	$10.4

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2005
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$201.9	$3,458.7	$1,009.7	$3.0	$2,161.3	$209.1	$1,596.9	$458.5	$253.2	$2,150.4
Life Companies	7.1	1,300.7	1.6	251.7	36.9	112.1	106.2	6.7	100.7	—
Interest on Corporate Debt	—	—	—	—	—	—	—	—	40.6	—
Eliminations	—	—	—	—	—	0.2	—	—	(9.8)	—

Total	$209.0	$4,759.4	$1,011.3	$254.7	$2,198.2	$321.4	$1,703.1	$465.2	$384.7	$2,150.4

DECEMBER 31, 2004
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$211.4	$3,068.6	$1,026.5	$4.8	$2,249.1	$196.9	$1,552.0	$470.1	$281.8	$2,236.2
Life Companies	694.1	3,572.7	3.3	374.7	39.5	132.2	94.7	6.9	137.3	—
Interest on Corporate Debt	—	—	—	—	—	—	—	—	40.6	—
Eliminations	—	—	—	—	—	0.2	—	—	(10.8)	—

Total	$905.5	$6,641.3	$1,029.8	$379.5	$2,288.6	$329.3	$1,646.7	$477.0	$448.9	$2,236.2

DECEMBER 31, 2003
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned Premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$220.9	$3,019.7	$1,029.0	$8.2	$2,240.4	$185.5	$1,653.5	$457.6	$252.8	$2,234.2
Life Companies	894.6	3,662.0	3.5	675.5	41.9	179.0	129.7	10.1	238.2	—
Interest on Corporate Debt	—	—	—	—	—	—	—	—	39.9	—
Eliminations	—	—	—	—	—	(0.6)	—	—	(11.5)	—

Total	$1,115.5	$6,681.7	$1,032.5	$683.7	$2,282.3	$363.9	$1,783.2	$467.7	$519.4	$2,234.2

SCHEDULE IV

THE HANOVER INSURANCE GROUP

REINSURANCE

DECEMBER 31
(In millions)
2005	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force (1)	$2,833.9	$1,163.1	$55.6	$1,726.4	3.22%

Premiums:
Life insurance	$51.1	$14.6	$0.3	$36.8	0.80%
Accident and health insurance	21.7	21.6	—	0.1	—
Property and casualty insurance	2,388.5	284.5	57.3	2,161.3	2.65%

Total premiums	$2,461.3	$320.7	$57.6	$2,198.2	2.62%

2004
Life insurance in force	$21,386.7	$15,737.7	$33.6	$5,682.6	0.59%

Premiums:
Life insurance	$54.5	$15.7	$0.5	$39.3	1.27%
Accident and health insurance	25.7	25.5	—	0.2	—
Property and casualty insurance	2,432.2	239.9	56.8	2,249.1	2.53%

Total premiums	$2,512.4	$281.1	$57.3	$2,288.6	2.50%

2003
Life insurance in force	$24,368.7	$15,962.9	$35.8	$8,441.6	0.42%

Premiums:
Life insurance	$58.5	$17.2	$0.5	$41.8	1.20%
Accident and health insurance	22.7	22.6	—	0.1	—
Property and casualty insurance	2,432.2	254.2	62.4	2,240.4	2.79%

Total premiums	$2,513.4	$294.0	$62.9	$2,282.3	2.76%

(1)	Life insurance in force represents policies of FAFLIC only, due to the sale of the Company’s variable life insurance and annuity business on December 30, 2005.

SCHEDULE V

THE HANOVER INSURANCE GROUP

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(In millions)
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
2005
Mortgage loans	$1.5	$(0.5)	$—	$—	$1.0
Allowance for doubtful accounts	10.4	7.2	—	7.9	9.7

	$11.9	$6.7	$—	$7.9	$10.7

2004
Mortgage loans	$1.8	$(0.3)	$—	$—	$1.5
Allowance for doubtful accounts	19.2	5.9	—	14.7	10.4

	$21.0	$5.6	$—	$14.7	$11.9

2003
Mortgage loans	$2.8	$(1.0)	$—	$—	$1.8
Allowance for doubtful accounts	12.2	16.1	—	9.1	19.2

	$15.0	$15.1	$—	$9.1	$21.0

SCHEDULE VI

THE HANOVER INSURANCE GROUP

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31
(In millions)
Affiliation with Registrant	Deferred policy acquisition costs	Reserves for losses and loss adjustment expenses(2)	Discount, if any, deducted from previous column(1)	Unearned premiums(2)	Net premiums earned	Net investment income
Consolidated Property and Casualty Subsidiaries
2005	$201.9	$3,458.7	$—	$1,009.7	$2,161.3	$209.1

2004	$211.4	$3,068.6	$—	$1,026.5	$2,249.1	$194.6

2003	$220.9	$3,018.9	$—	$1,029.0	$2,240.4	$183.3

	Losses and loss adjustment expenses incurred related to		Amortization of deferred policy acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written
	Current year	Prior years
2005	$1,677.5	$(79.5)	$458.5	$1,408.4	$2,150.4

2004	$1,570.2	$(14.5)	$470.1	$1,473.1	$2,236.2

2003	$1,610.6	$40.4	$457.6	$1,652.7	$2,234.2

(1)	The Company does not employ any discounting techniques.

(2)	Reserves for losses and loss adjustment expenses are shown gross of $1,107.6 million, $907.1 million and $940.0 million of reinsurance recoverable on unpaid losses in 2005, 2004 and 2003, respectively. Unearned premiums are shown gross of prepaid premiums of $52.3 million, $58.2 million and $47.9 million in 2005, 2004 and 2003, respectively.