Form 10-Q
period 2006-03-31
HANOVER INSURANCE GROUP, INC.
filed 2006-05-10
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-13754

THE HANOVER INSURANCE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3263626
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,786,488 shares of common stock outstanding, as of May 1, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2006	2005
REVENUES
Premiums	$559.4	$569.3
Fees and other income	19.3	20.2
Net investment income	80.3	80.3
Net realized investment gains	5.6	12.0

Total revenues	664.6	681.8

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	359.8	408.7
Policy acquisition expenses	113.6	116.3
Other operating expenses	105.9	103.9

Total benefits, losses and expenses	579.3	628.9

Income from continuing operations before federal income taxes	85.3	52.9

Federal income tax expense (benefit):
Current	14.2	(3.4)
Deferred	11.1	15.9

Total federal income tax expense	25.3	12.5

Income from continuing operations	60.0	40.4

Discontinued operations (See Note 3):
Income from operations of discontinued business (net of income tax expense of $2.0)	—	6.1
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $4.2)	(20.1)	—

Income before cumulative effect of change in accounting principle	39.9	46.5
Cumulative effect of change in accounting principle (net of income tax expense of $0.3)	0.6	—

Net income	$40.5	$46.5

PER SHARE DATA
Basic
Income from continuing operations	$1.13	$0.76
Discontinued operations:
Income from operations of discontinued business (net of income tax expense of $0.04)	—	0.11
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $0.08)	(0.38)	—

Income before cumulative effect of change in accounting principle	0.75	0.87
Cumulative effect of change in accounting principle	0.01	—

Net income per share	$0.76	$0.87

Weighted average shares outstanding	53.1	53.3

Diluted
Income from continuing operations	$1.12	$0.75
Discontinued operations:
Income from operations of discontinued business (net of income tax expense of $0.04)	—	0.11
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $0.08)	(0.38)	—

Income before cumulative effect of change in accounting principle	0.74	0.86
Cumulative effect of change in accounting principle	0.01	—

Net income per share	$0.75	$0.86

Weighted average shares outstanding	53.6	53.8

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC .

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) March 31, 2006	December 31, 2005
ASSETS
Investments:
Fixed maturities-at fair value (amortized cost of $5,618.3 and $5,685.9)	$5,555.7	$5,708.2
Equity securities-at fair value (cost of $13.0)	18.2	18.0
Mortgage loans	90.4	99.6
Policy loans	136.8	139.9
Other long-term investments	40.7	42.6

Total investments	5,841.8	6,008.3

Cash and cash equivalents	550.2	701.5
Accrued investment income	75.2	76.5
Premiums, accounts and notes receivable, net	537.7	493.2
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,450.9	1,617.3
Deferred policy acquisition costs	216.3	209.0
Deferred federal income taxes	456.9	465.3
Goodwill	128.2	128.2
Other assets	335.6	362.8
Separate account assets	564.0	571.9

Total assets	$10,156.8	$10,634.0

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$1,324.3	$1,336.1
Outstanding claims, losses and loss adjustment expenses	3,328.3	3,551.6
Unearned premiums	1,048.6	1,011.3
Contractholder deposit funds and other policy liabilities	199.3	254.7

Total policy liabilities and accruals	5,900.5	6,153.7

Expenses and taxes payable	993.1	1,062.0
Reinsurance premiums payable	51.9	92.0
Trust instruments supported by funding obligations	295.5	294.3
Long-term debt	508.8	508.8
Separate account liabilities	564.0	571.9

Total liabilities	8,313.8	8,682.7

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,798.0	1,785.1
Accumulated other comprehensive loss	(126.2)	(59.5)
Retained earnings	605.0	589.8
Treasury stock at cost (8.3 million and 6.8 million shares)	(434.4)	(364.7)

Total shareholders’ equity	1,843.0	1,951.3

Total liabilities and shareholders’ equity	$10,156.8	$10,634.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Three Months Ended March 31,
(In millions)	2006	2005
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,785.1	1,782.1
Tax benefit from exercise of stock options and other	5.9	0.8
Employee stock awards and options	7.0	—

Balance at end of period	1,798.0	1,782.9

ACCUMULATED OTHER COMPREHENSIVE LOSS
NET UNREALIZED DEPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	9.9	87.1
Depreciation during the period:
Net depreciation on available-for-sale securities and derivative instruments	(67.9)	(97.9)
Benefit for deferred federal income taxes	1.2	34.2

	(66.7)	(63.7)

Balance at end of period	(56.8)	23.4

MINIMUM PENSION LIABILITY:
Balance at beginning and end of period	(69.4)	(84.1)

Total accumulated other comprehensive loss	(126.2)	(60.7)

RETAINED EARNINGS
Balance at beginning of period	589.8	943.4
Net income	40.5	46.5
Treasury stock issued for less than cost	(25.3)	(5.0)

Balance at end of period	605.0	984.9

TREASURY STOCK
Balance at beginning of period	(364.7)	(389.6)
Shares purchased at cost	(125.8)	—
Net shares reissued at cost under employee stock-based compensation plans	56.1	7.1

Balance at end of period	(434.4)	(382.5)

Total shareholders’ equity	$1,843.0	$2,325.2

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited) Three Months Ended March 31,
(In millions)	2006	2005
Net income	$40.5	$46.5

Other comprehensive loss :
Available-for-sale securities:
Net depreciation during the period	(69.2)	(113.2)
Benefit for deferred federal income taxes	1.6	39.6

Total available-for-sale securities	(67.6)	(73.6)

Derivative instruments:
Net appreciation during the period	1.3	15.3
Provision for deferred federal income taxes	(0.4)	(5.4)

Total derivative instruments	0.9	9.9

Other comprehensive loss	(66.7)	(63.7)

Comprehensive loss	$(26.2)	$(17.2)

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
(In millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40.5	$46.5
Adjustments to reconcile net income to net cash used in operating activities:
Loss on disposal of variable life insurance and annuity business	20.1	—
Net realized investment gains	(5.6)	(20.2)
Gains on futures contracts	—	(5.8)
Net amortization and depreciation	5.7	9.1
Stock-based compensation expense	3.5	—
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	3.2	10.2
Deferred federal income taxes	11.1	13.8
Change in deferred acquisition costs	(8.0)	42.0
Change in premiums and notes receivable, net of reinsurance premiums payable	(82.1)	(34.7)
Change in accrued investment income	1.3	3.0
Change in policy liabilities and accruals, net	(211.5)	(87.1)
Change in reinsurance receivable	166.4	54.2
Change in expenses and taxes payable	(79.5)	(75.4)
Other, net	0.6	(2.7)

Net cash used in operating activities	(134.3)	(47.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	299.0	745.3
Proceeds from disposals of equity securities and other investments	4.0	7.8
Proceeds from mortgages sold, matured or collected	9.1	1.3
Proceeds from collections of installment finance and notes receivable	84.7	78.9
Proceeds from sale of variable life insurance and annuity business	26.2	—
Purchase of available-for-sale fixed maturities	(241.3)	(291.0)
Purchase of equity securities and other investments	(0.8)	—
Capital expenditures	(1.9)	(0.8)
Net receipts related to margin deposits on derivative instruments	3.9	7.1
Disbursements to fund installment finance and notes receivable	(87.2)	(74.3)
Other investing activities, net	—	(1.4)

Net cash provided by investing activities	95.7	472.9

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	(25.8)	(0.9)
Withdrawals from trust instruments supported by funding obligations	—	(474.0)
Exercise of options	30.9	1.9
Proceeds from excess tax benefits related to share based payments	5.9	—
Change in collateral related to securities lending program	(5.9)	(102.4)
Treasury stock purchased at cost	(117.8)	—

Net cash used in financing activities	(112.7)	(575.4)

Net change in cash and cash equivalents	(151.3)	(149.6)
Cash and cash equivalents, beginning of period	701.5	486.5

Cash and cash equivalents, end of period	$550.2	$336.9

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q.

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; First Allmerica Financial Life Insurance Company (“FAFLIC”), THG’s life insurance and annuity subsidiary; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) through December 30, 2005. As further described in Note 3—Sale of Variable Life Insurance and Annuity Business, on December 30, 2005, the Company sold, as part of a stock purchase agreement, its run-off variable life insurance and annuity business. Results of operations of AFLIAC’s variable life insurance and annuity business are reported as a discontinued operation. Prior period results have been restated to reflect this business as a discontinued operation.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“Statement No. 155”). This Statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (‘Statement No. 133”), and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 155, among other things, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, adds clarity regarding interest-only strips and principal-only strips that are not subject to the requirements of Statement No. 133, and requires companies to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative that requires bifurcation. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Since early adoption is permitted, the Company adopted Statement No. 155 on January 1, 2006 with no impact to its financial statements.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement No. 154”). Statement No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB Opinion No. 20”), and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement establishes, unless impracticable, retrospective application as the required method for all voluntary changes in accounting principle in the absence of specific transition provisions for the newly adopted accounting principle. Statement No. 154 requires companies to retrospectively apply the effect of the change to all prior periods practicable, and the financial statements for all periods presented shall be adjusted to reflect the change. Similarly, an error in the financial statements of a prior period that is discovered subsequent to their issuance shall be reported as a prior-period adjustment, and the financial statements for each period presented shall be adjusted to reflect the correction. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and the necessary disclosures once that determination has been made. Additionally, changes in methods of depreciation, amortization or depletion of long-lived, non-financial assets must be accounted for as a change in accounting estimate. The statement also requires certain disclosures in the period in which a change in accounting principle or correction of an error is made. Statement No, 154 is effective for changes and correction of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”). This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Statement No. 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The Company has adopted Statement No. 123(R) effective January 1, 2006 using the modified prospective transition method. Prior to the adoption of Statement No. 123(R), the Company accounted for its stock-based compensation in accordance with APB Opinion No. 25; therefore, the Company had not previously recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. Upon adoption of Statement No. 123(R), the Company began recognizing expense related to employee stock options and modified its expense calculation associated with restricted shares and restricted share units. (See Note 11 – Stock-Based Compensation Plans.) The cumulative effect adjustment of adopting Statement No. 123(R), net of tax, was a benefit of $0.6 million.

3. Sale of Variable Life Insurance and Annuity Business

On December 30, 2005, the Company sold all of the outstanding shares of capital stock of AFLIAC, a life insurance subsidiary representing approximately 95% of the Company’s run-off variable life insurance and annuity business to The Goldman Sachs Group, Inc. (“Goldman Sachs”). The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust (“AIT”) agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, the Company agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Service, Inc. (“AFIMS”), its investment advisory subsidiary, concurrently with the consummation of a fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006.

Total proceeds from the sale were $318.8 million, comprised of $284.0 million of proceeds from the sale of AFLIAC, proceeds from the sale of AFIMS of $26.2 million and proceeds from the ceding commission related to the reinsurance of the FAFLIC variable business of $8.6 million. Included in the proceeds from the sale of AFLIAC is $46.7 million of proceeds expected to be deferred and paid over a three year period, with 50% being received in the first year and 25% in the following two years. As of March 31, 2006, the Company has received proceeds from Goldman Sachs totaling $270.6 million, of which $26.2 million was received in the first quarter of 2006 from the sale of AFIMS.

In connection with the sale, the Massachusetts Division of Insurance approved a cash dividend of $48.6 million from FAFLIC, including the $8.6 million ceding commission received related to the reinsurance of 100% of the variable business of FAFLIC, and for the distribution of other non-insurance subsidiaries, from which the holding company received $15.4 million of additional funds. These funds were paid to the holding company in the first quarter of 2006.

The Company and Goldman Sachs have made various representations, warranties and covenants in the Stock Purchase Agreement entered into in connection with the transaction. The Company has agreed to indemnify Goldman Sachs for the breaches of the Company’s representations, warranties and covenants. THG has also agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business that was sold.

The Company determined that the disposal of AFLIAC should be reflected as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”). As such, the Company recognized a loss of $444.4 million related to this transaction in 2005, primarily from the disposition of AFLIAC, whose book value was greater than the proceeds received, including costs to sell. In the first quarter of 2006, THG incurred additional losses of $20.1 million, net of taxes, related to the sale. This loss is presented in the Consolidated Statements of Income as Loss on Disposal of Variable Life Insurance and Annuity Business, a component of Discontinued Operations.

Included in the $20.1 million after-tax loss was a $15.0 million expense related to the existing provision for the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others in connection with distributions under a subset of the Company’s former variable annuity business. The estimate is based on, among other items, the Company’s preliminary review of affected policies, mathematical extrapolations derived from such review, and management’s view of possible settlement ranges with the Internal Revenue Service and affected policyholders. Although the Company believes its FIN 45 liability for legal and regulatory matter indemnities is appropriate, including with respect to this matter, such estimates are inherently uncertain and there can be no assurance that these estimates will not materially increase in the future.

The additional $5.1 million relates to after-tax net costs incurred for severance, transition services, conversion activities and other litigation matters. The Company has agreed to provide transition services until the earlier of eighteen months from the December 30, 2005 closing or when the operations of AFLIAC, and the FAFLIC business to be reinsured, can be transferred to Goldman Sachs. These services include policy and claims processing, accounting and reporting, and other administrative services. In the first quarter of 2006, the Company earned pre-tax revenues and incurred pre-tax costs relating to transition services of $4.7 million and $12.5 million, respectively. This transition period is currently expected to extend into the fourth quarter of 2006.

In accordance with Statement No. 144, the Company has reclassified prior year results of operations related to the discontinued variable life insurance and annuity business from its operations, to discontinued operations. These results, including the related tax effect, are reflected in the Consolidated Statements of Income as Income From Operations of Discontinued Business. For the three months ended March 31, 2005, total revenues of $87.7 million and segment income of $1.9 million from the variable life insurance and annuity business were previously included in the life companies segment and now are reported in discontinued operations. Total pre-tax and after-tax income from these operations was $8.1 million and $6.1 million, respectively, for the three months ended March 31, 2005.

4. Significant Transaction

On December 28, 2005, the Company’s Board of Directors authorized a share repurchase program of up to $200 million. As of May 3, 2006, the Company completed its repurchases under this program, having repurchased 4.0 million shares at an aggregate cost of $200.0 million.

5. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2006 and 2005, has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

On March 31, 2006, the Company recorded a valuation allowance of $22.6 million against a deferred tax asset related to unrealized losses in the Company’s investment portfolio, as it is the Company’s opinion that it is more likely than not that this asset will not be realized. The Company recorded this valuation allowance as an adjustment to Accumulated Other Comprehensive Loss, in the Shareholders’ Equity section of the Consolidated Balance Sheets. At March 31, 2006 and December 31, 2005, total recorded deferred tax asset valuation allowances were $494.9 million and $472.3 million, respectively.

6. Pension and Other Postretirement Benefit Plans

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

The components of net periodic pension cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Three Months Ended March 31,
	2006	2005	2006	2005
(In millions)	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.1	$0.1
Interest cost	7.4	7.7	0.9	0.8
Expected return on plan assets	(6.9)	(6.5)	—	—
Recognized net actuarial loss	3.1	4.5	0.2	0.1
Amortization of transition asset	(0.3)	(0.3)	—	—
Amortization of prior service cost	0.1	0.2	(1.4)	(1.4)

Net periodic benefit cost (benefit)	$3.4	$5.6	$(0.2)	$(0.4)

7. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) March 31, 2006	December 31, 2005
ASSETS
Fixed maturities-at fair value (amortized cost of $516.4 and $514.5)	$513.0	$520.7
Mortgage loans	24.9	25.2
Policy loans	132.7	135.8
Cash and cash equivalents	0.5	4.4
Accrued investment income	11.3	11.5
Deferred policy acquisition costs	3.2	3.4
Deferred federal income taxes	2.3	3.9
Other assets	0.7	2.2

Total assets	$688.6	$707.1

LIABILITIES
Policy liabilities and accruals	$709.7	$707.1
Policyholder dividends	8.1	34.4
Other liabilities	2.2	2.2

Total liabilities	$720.0	$743.7

Excess of Closed Block liabilities over assets designated to the Closed Block	$31.4	$36.6
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax (expense) benefit of $(1.0) and $1.8	(1.6)	(3.4)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$29.8	$33.2

	(Unaudited) Three Months Ended March 31,
(In millions)	2006	2005
REVENUES
Premiums	$18.2	$19.0
Net investment income	10.1	10.3
Net realized investment (losses) gains	(0.2)	0.8

Total revenues	28.1	30.1

BENEFITS AND EXPENSES
Policy benefits	25.7	27.6
Policy acquisition expenses	0.2	0.3
Other operating benefits	(0.1)	(0.2)

Total benefits and expenses	25.8	27.7

Contribution from the Closed Block	$2.3	$2.4

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

8. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized losses to the net balance shown in the Consolidated Statements of Comprehensive Income (Loss):

	(Unaudited) Three Months Ended March 31,
(In millions)	2006	2005
Unrealized depreciation on available-for-sale securities:
Unrealized holding losses arising during period, net of income tax (expense) benefit of $(0.4) and $33.3 in 2006 and 2005	$(64.0)	$(61.9)
Less: reclassification adjustment for gains included in net income, net of income tax expense of $2.0 and $6.3 in 2006 and 2005	3.6	11.7

Total available-for-sale securities	(67.6)	(73.6)

Unrealized appreciation on derivative instruments:
Unrealized holding losses arising during period, net of income tax benefit of $0.2 and $11.9 in 2006 and 2005	(0.1)	(22.3)
Less: reclassification adjustment for losses included in net income, net of income tax benefit of
$0.6 and $17.3 in 2006 and 2005	(1.0)	(32.2)

Total derivative instruments	0.9	9.9

Other comprehensive loss	$(66.7)	$(63.7)

9. Segment Information

The Company’s business includes insurance products and services in two broad areas: Property and Casualty and Life Companies. Within these broad areas, the Company conducts business principally in four operating segments. These segments are Personal Lines, Commercial Lines, Other Property and Casualty, and Life Companies. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“Statement No. 131”), the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines include such property and casualty coverages as personal automobile, homeowners and other personal policies, while Commercial Lines include such property and casualty coverages as commercial multiple peril, commercial automobile, workers’ compensation, and other commercial policies, such as fidelity and surety bonds, and inland marine. In addition, the Other Property and Casualty segment consists of: AMGRO, Inc. (“AMGRO”), the Company’s premium financing business; Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995.

As a result of the sale of the Company’s variable life insurance and annuity business, the Life Companies segment, which is in run-off, now consists primarily of a block of traditional life insurance products (principally the Closed Block), guaranteed investment contract (“GIC”) business and certain group retirement products, as well as certain non-insurance subsidiaries. Assets and liabilities related to the reinsured variable life insurance and annuity business, as well as the discontinued group life and health business, including group life and health voluntary pools, are also reflected in this segment.

The Company reports interest expense related to its corporate debt separately from the earnings of its operating segments. Corporate debt consists of the Company’s junior subordinated debentures and its senior debentures.

Management evaluates the results of the aforementioned segments on a pre-tax basis. Segment income excludes certain items, which are included in net income, such as federal income taxes and net realized investment gains and losses, including certain gains or losses on derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. While these items may be significant components in understanding and assessing the Company’s financial performance, management believes that the presentation of segment income enhances understanding of the Company’s results of operations by highlighting net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles.

Summarized below is financial information with respect to business segments:

	(Unaudited) Three Months Ended March 31,
(In millions)	2006	2005
Segment revenues:
Property and Casualty:
Personal Lines	$371.3	$389.3
Commercial Lines	231.1	217.6
Other Property and Casualty Commercial Lines	9.7	7.0

Total Property and Casualty	612.1	613.9
Life Companies	48.2	58.0
Intersegment revenues	(1.9)	(2.4)

Total segment revenues	658.4	669.5
Adjustments to segment revenues:
Net realized investment gains	5.6	12.0
Other income	0.6	0.3

Total revenues	$664.6	$681.8

Segment income before federal income taxes:
Property and Casualty:
Personal Lines:
GAAP underwriting profit	$18.4	$11.8
Net investment income	26.6	24.9
Other	4.0	2.5

Personal Lines segment income	49.0	39.2
Commercial Lines:
GAAP underwriting profit (loss)	11.8	(5.2)
Net investment income	26.1	24.6
Other	1.1	1.1

Commercial Lines segment income	39.0	20.5
Other Property and Casualty:
GAAP underwriting loss	(0.3)	(0.5)
Net investment income	3.8	1.3
Other	0.2	1.3

Other Property and Casualty segment income	3.7	2.1

Total Property and Casualty	91.7	61.8
Life Companies	(1.9)	(9.3)
Interest on corporate debt	(10.0)	(10.0)

Segment income before federal income taxes	79.8	42.5
Adjustments to segment income:
Net realized investment gains, net of deferred acquisition cost amortization	5.8	11.3
Losses on derivative instruments	—	(0.2)
Restructuring costs	(0.3)	(0.7)

Income from continuing operations before federal income taxes	$85.3	$52.9

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) March 31, 2006	December 31, 2005	(Unaudited) March 31, 2006	December 31, 2005
Property and Casualty (1)	$6,861.9	$7,220.2	$210.2	$201.9
Life Companies (2)	3,295.0	3,478.0	6.1	7.1
Intersegment eliminations (3)	(0.1)	(64.2)	—	—

Total	$10,156.8	$10,634.0	$216.3	$209.0

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued group life and health operations.
(3)	The 2005 balance reflects a $64.0 million dividend from FAFLIC and other Life Companies’ non-insurance subsidiaries to the holding company, which was paid during the first quarter of 2006.

Discontinued Operations – Group Life and Health

During 1999, the Company exited its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $25.0 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At March 31, 2006 and December 31, 2005, the discontinued segment had assets of approximately $358.3 million and $369.9 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $431.0 million and $441.9 million, respectively, consisting primarily of policy liabilities.

10. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2006	2005
Basic shares used in the calculation of earnings per share	53.1	53.3
Dilutive effect of employee stock options	0.5	0.5

Diluted shares used in the calculation of earnings per share	53.6	53.8

Per share effect of dilutive securities on income from continuing operations	$(0.01)	$(0.01)

Per share effect of dilutive securities on net income	$(0.01)	$(0.01)

Options to purchase 1.1 million and 5.1 million shares of common stock were outstanding during the quarters ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the estimated proceeds from their exercise was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive.

11. Stock-Based Compensation Plans

In 1996, the Company adopted the Long-Term Stock Incentive Plan for employees of the Company, which was subsequently amended (the “Employees’ Plan”). Key employees of the Company and its subsidiaries are eligible for awards pursuant to the Plan, which is administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the terms of the Employees’ Plan, the maximum number of shares authorized for grants over the life of the Plan is equal to 9,825,049 shares as of March 31, 2006. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards or restricted stock, or any combination of these. The Company issues shares from treasury stock for option exercises and awards of restricted stock. The Employees’ Plan expires in May 2006. A new long-term incentive plan has been approved by the Committee and the Board, and has been submitted to the shareholders for approval at the Annual Meeting of Shareholders scheduled to be held on May 16, 2006.

Prior to January 1, 2006, the Company applied the provisions of APB Opinion No. 25 in accounting for its stock-based compensation plans. Under APB Opinion No. 25, the Company did not recognize compensation expense related to employee stock options because the exercise price of its options equaled the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted Statement No. 123(R) which requires the Company to recognize the fair value of compensation costs for all share-based payments, including employee stock options, in the financial statements. The Company adopted Statement No. 123(R) using the modified prospective transition method. Under this method, the Company will not restate its prior financial statements, but will recognize compensation costs for all share-based awards granted, modified or settled after January 1, 2006, as well as any awards that were granted prior to January 1, 2006 for which the requisite service period had not been provided as of the implementation date, i.e., unvested awards. Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro-forma effect of Statement No. 123. The cumulative effect adjustment recognized in the first quarter of 2006 relating to the adoption of Statement No. 123(R), was a benefit of $0.6 million, net of tax.

Compensation cost and the related tax benefits were $3.5 million and $1.2 million, respectively, for the three months ended March 31, 2006 recorded pursuant to Statement No. 123(R), while for the three months ended March 31, 2005, compensation cost and the related tax benefits of $0.2 million and $0.1 million, respectively, were recognized in accordance with APB Opinion No. 25.

The following table shows the additional costs and related per share effect for the three months ended March 31, 2006, reflected in our Consolidated Statements of Income as a result of adopting Statement No. 123(R). Also shown is the impact on the Consolidated Statements of Cash Flows to cash flows from operating activities and financing activities as a result of adopting Statement No. 123(R).

	(Unaudited)
(In millions, except per share data)	Results	Earnings Per Share (Basic and Diluted)
Income from continuing operations before federal income tax	$(1.2)	$(0.02)

Income from continuing operations	(0.8)	(0.01)

Net income	(0.2)	—

Cash flows:
Operating activities	(5.9)	NA
Financing activities	5.9	NA

NA – not applicable

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement No. 123, to stock-based compensation for the three months ended March 31, 2005 (unaudited).

(In millions, except per share data)
Net income, as reported	$46.5
Stock-based compensation expense included in reported net income, net of taxes	0.1
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(1.8)

Net income, after effect of Statement No. 123	$44.8

Earnings per share:
Basic - as reported	$0.87

Basic - after effect of Statement No. 123	$0.84

Diluted - as reported	$0.86

Diluted - after effect of Statement No. 123	$0.83

Stock Options

Under the Plan, options may be granted to eligible employees or agents at a price not less than the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2005 and 2006 vest over three years with a 25% vesting rate in the first two years and a 50% vesting rate in the final year. Options must be exercised not later than ten years from the date of grant. When participants retire, their shares become fully vested and must be exercised within three years from the date of retirement. Information on the Company’s stock option plan is summarized below.

	(Unaudited) For the Three Months Ended March 31, 2006
(In whole shares, dollars in millions, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic value	Weighted Average Remaining Contractual Life (years)
Outstanding, beginning of period	5,745,106	$38.45
Granted	100,000	46.28
Exercised	1,005,653	30.76
Forfeited or cancelled	253,438	44.85

Outstanding, end of period	4,586,015	$39.95	$57.2	6.6

Exercisable, end of period	2,886,037	$42.53	$28.5	5.5

The following table summarizes information for stock options exercised during the periods indicated.

	(Unaudited) For the Three Months Ended March 31,
(In millions)	2006	2005
Intrinsic value of options exercised	$17.0	$2.4
Cash received for options exercised	30.9	1.9
Excess tax benefits realized from options exercised	5.9	—

The fair value of each option is estimated on the date of grant or date of conversion using the Black-Scholes option pricing model. For all options granted through March 31, 2006, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

Upon the adoption of Statement No. 123(R), the compensation cost associated with options granted to employees who are eligible for retirement is recognized immediately. Compensation cost for options granted to employees who are near retirement eligibility is recognized over the period from the grant date to the retirement eligibility date, if that period is shorter than the stated vesting period.

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $14.10 and $11.53, respectively. The following significant assumptions were used to determine the fair value for options granted.

	(Unaudited) 2006	(Unaudited) 2005
Dividend yield	0.5%	—
Expected Volatility	27.74% to 32.93%	33.80% to 34.97%
Risk-free interest rate	4.6% to 4.7%	3.3% to 4.2%
Expected term, in years	2.5 to 5.0	2.5 to 5.0

Expected volatility is based on the Company’s historical daily stock price volatility. The expected term of options granted represents the period of time that options are expected to be outstanding and is derived using historical exercise, forfeit and cancellation behavior, along with certain other factors expected to differ from historical data. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of shares vested during the three months ended March 31, 2006 and 2005 was $13.1 million and $17.5 million, respectively. Unrecognized compensation expense of approximately $7.9 million related to unvested stock options at March 31, 2006 will be recognized over the next 1.5 years (weighted average period).

Restricted Stock

Stock grants may be awarded to eligible employees at a price established by the Committee (which may be zero). Under the Employees’ Plan, stock grants may vest based upon performance criteria or continued employment and be in the form of shares or units. Stock grants which vest based on performance vest over a minimum one year period. Stock grants which vest based on continued employment vest at the end of a minimum of three consecutive years of employment.

In the first three months of 2006, the Company granted performance based restricted share units to certain employees, using two vesting schedules. The first group vests after two years of continued employment and the achievement of specific individual performance goals. The second group vests upon the Company’s achieving certain corporate goals at the end of the second year, with a vesting period of 50% after two years of continued service from the date of grant and the balance after an additional year of continued service. In 2006, the Company also granted shares of restricted stock to eligible employees, which vest after three years of continued service. The following table summarizes information about employee nonvested stock and performance based restricted share units.

	(Unaudited) For the Three Months Ended March 31, 2006
(In whole shares, dollars in millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (years)
Restricted Stock:
Restricted, beginning of period	43,652	$35.02
Granted	4,162	44.58

Restricted, end of period	47,814	$35.85	$0.8	2.0

Performance based restricted stock units:
Outstanding, beginning of period (1)	245,294	$36.23
Granted (1)	301,926	46.34
Forfeited	10,400	36.69

Outstanding, end of period (1)	536,820	$41.91	$5.6	1.8

(1)	Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level.

Compensation cost associated with both restricted stock and restricted stock units is calculated based upon grant date fair value, which is determined using current market prices.

As of March 31, 2006, there was $15.8 million of total unrecognized compensation cost related to restricted stock and performance based restricted stock units granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

There were no restricted shares that vested during either the first quarter of 2006 or the first quarter of 2005.

12. Commitments and Contingencies

Regulatory and Industry Developments

Unfavorable economic conditions, or other factors such as catastrophic losses, may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by state guaranty funds, or voluntary payments by solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future premium taxes in some states. The Company is not able to reasonably estimate the potential impact of any such future assessments or voluntary payments.

From time to time, the Company is involved in investigations and proceedings by governmental and self-regulatory agencies, which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, and inquiries relating to tax reporting calculations to policyholders and others in connection with distributions under a subset of variable annuity contracts in this business. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolution of such proceedings will not have a material effect on the Company’s consolidated financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001. On February 1, 2006, the Court issued a ruling which, as confirmed by the Court at a status conference on April 12, 2006, precludes plaintiffs from claiming any damages accruing beyond July 31, 2004.

The Company continues to vigorously defend this matter, and regards plaintiffs’ claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in the Company’s view, these purported lost profits would not have been earned because of various actions taken by the investment management industry and regulators, to deter or eliminate market timing, including the implementation of “fair value” pricing.

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on the Company’s financial position. Although AFLIAC was sold to Goldman Sachs on December 30, 2005, the Company has agreed to indemnify AFLIAC and Goldman Sachs with respect to this litigation. However, in the Company’s judgment, the outcome is not expected to be material to the Company’s financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. A trial date for the damage phase of the litigation has not been set.

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

Residual Markets

The Company is required to participate in residual markets in various states. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to the workers’ compensation line of business, the homeowners line of business and both the personal and commercial automobile lines of business.

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and subsidiaries (“THG”) and should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; First Allmerica Financial Life Insurance Company (“FAFLIC”), our life insurance and annuity company; and certain other insurance and non-insurance subsidiaries. Our results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) through December 30, 2005. On December 30, 2005, we completed the sale of AFLIAC to The Goldman Sachs Group, Inc. and its subsidiaries (“Goldman Sachs”). In addition, we have reinsured 100% of the variable life insurance and annuity business of FAFLIC. The results of AFLIAC’s variable life insurance and annuity operations are reported as discontinued operations.

Executive Overview

As a result of the sale of the variable life insurance and annuity business in December 2005, the property and casualty business constitutes our primary ongoing operations. During 2006, we plan to continue to execute our strategies for growing and maintaining the profitability of both our personal lines and commercial lines of business.

In our personal lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and continue to provide us with profitable growth opportunities. We plan to maintain our focus on the expansion of our distribution capabilities by actively seeking to write more business with our best agents, and to develop new relationships with agents in the states where we conduct business. At the same time, we are making significant investments to strengthen our product offerings. We continue to introduce Connections™ Auto, our new multivariate auto product, to additional states and believe this product will help us to deepen and expand our distribution network and broaden the risks which we can profitably underwrite. In the first quarter of 2006, we have experienced growth in written premium, due primarily to the introduction of this product in several states in 2005.

During 2006, we will continue to invest in our commercial lines business, by building and maintaining relationships with key agents. We also plan to further develop our product portfolio and specialty lines expertise in our commercial lines business as we target small and first-tier middle markets, which represent clients whose premiums are generally below $200,000. We plan to expand our businessowner’s policy to accommodate a broader spectrum of risks and larger accounts, and continue enhancing our inland marine, bond and umbrella programs, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders in our target markets. In the first quarter of 2006, we grew our written premium, most significantly in our fidelity and surety bond and inland marine businesses.

During the first quarter of 2006, our property and casualty group’s earnings increased compared to the prior year due primarily to favorable loss performance in both Personal Lines and Commercial Lines. Partially offsetting this favorable performance was an increase in underwriting and loss adjustment expenses (“LAE”).

Description of Operating Segments

Our business includes insurance products and services in two areas: Property and Casualty and Life Companies. Within these broad areas, we conduct business principally in four operating segments. These segments are Personal Lines, Commercial Lines, Other Property and Casualty, and Life Companies. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes such property and casualty coverages as personal automobile, homeowners and other personal policies, while Commercial Lines includes such property and casualty coverages as commercial multiple peril, commercial automobile, workers’ compensation and other commercial policies, such as fidelity and surety bonds, and inland marine business. In addition, the Other Property and Casualty segment consists of: Amgro, Inc. (“AMGRO”), our premium financing business; Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; and earnings on holding company assets, as well as voluntary pools business in which we have not actively participated since 1995.

As a result of the aforementioned sale of our variable life insurance and annuity business, our Life Companies segment, which is in run-off, consists primarily of a block of traditional life insurance products (principally the Closed Block), our guaranteed investment contract (“GIC”) business and certain group retirement products, as well as certain non-insurance subsidiaries. Assets and liabilities related to our reinsured variable life insurance and annuity business, as well as our discontinued group life and health business, including group life and health voluntary pools, are reflected in this segment.

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our junior subordinated debentures and our senior debentures.

Results of Operations

Our consolidated net income includes the results of our four operating segments (segment income), which we evaluate on a pre-tax basis, and our interest expense on corporate debt. In addition, segment income excludes certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, including net gains or losses on certain derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by highlighting net income attributable to the normal operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

Our consolidated net income for the first quarter of 2006 was $40.5 million, compared to $46.5 million for the same period in 2005. The decrease in earnings is primarily the result of a $26.2 million change in our discontinued operations. This change includes an increase of $20.1 million to our loss from the disposal of our variable life insurance and annuity business, as well as the absence in 2006 of income from our discontinued variable life insurance and annuity business, which provided earnings of $6.1 million in 2005. In addition, there was an increase in federal income taxes related to continuing operations of $12.8 million. Realized gains and losses also decreased $5.5 million in the first quarter of 2006. These decreases were partially offset by approximately $30 million of increased property and casualty segment income and a reduced segment loss in the Life Companies of $7.4 million.

The following table reflects segment income and a reconciliation to income of the total of our reportable segments’ income as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information for each period, to consolidated net income.

	Three Months Ended March 31,
(In millions)	2006	2005
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$49.0	$39.2
Commercial Lines	39.0	20.5
Other Property and Casualty	3.7	2.1

Total Property and Casualty	91.7	61.8
Life Companies	(1.9)	(9.3)
Interest expense on corporate debt	(10.0)	(10.0)

Total segment income before federal income taxes	79.8	42.5

Federal income tax expense on segment income	(23.6)	(9.8)
Net realized investment gains, net of deferred acquisition cost amortization	5.8	11.3
Net losses on derivative instruments	—	(0.2)
Restructuring costs	(0.3)	(0.7)
Federal income tax expense on non-segment items	(1.7)	(2.7)

Income from continuing operations, net of taxes	60.0	40.4
Discontinued operations:
Income from discontinued variable life insurance and annuity business, net of taxes	—	6.1
Loss from disposal of variable life insurance and annuity business, net of taxes	(20.1)	—

Income before cumulative effect of change in accounting principle	39.9	46.5
Cumulative effect of change in accounting principle, net of taxes	0.6	—

Net income	$40.5	$46.5

Segment Income

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Property and Casualty segment income increased $29.9 million, or 48.4%, to $91.7 million for the first quarter of 2006, compared to $61.8 million for the same period in 2005. The increase in earnings is primarily attributable to favorable loss performance in the quarter, partially offset by higher LAE and underwriting expenses. Segment income was positively affected by improved current accident year underwriting results of an estimated $17 million, primarily attributable to favorable loss performance in both our Personal and Commercial lines of business. Also positively affecting segment income is an increase of $11.2 million of favorable development on prior years’ loss and LAE reserves. In addition, underwriting results for certain involuntary pools improved $5.4 million in the first quarter of 2006 and catastrophe losses declined $5.0 million. These favorable items were partially offset by increased LAE and underwriting expenses of $16.6 million, primarily attributable to the impact of the new accounting for stock-based compensation in 2006, investments in technology, other claim costs and employee-related expenses. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the disposal of the variable life insurance and annuity business in December 2005.

Life Companies’ segment loss was $1.9 million in the first quarter of 2006 compared to a loss of $9.3 million during the same period in 2005. The improvement was primarily the result of lower expenses due to the continued run-off of our continuing life business and decreased losses from our GIC business.

Our federal tax expense on segment income was $23.6 million for the first quarter of 2006, compared to $9.8 million for the same period in 2005. This increase is primarily due to higher underwriting income primarily in our property and casualty business.

Other Items

Net realized gains on investments were $5.8 million and $11.3 million in the first quarters of 2006 and 2005, respectively, primarily due to gains recognized from the sale of fixed maturities, partially offset by impairments of fixed maturities.

In December 2005, we sold our variable life insurance and annuity business. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment on Disposal of Long-lived Assets (“Statement No. 144”), we have reflected the 2005 results of AFLIAC variable life insurance and annuity business as a discontinued operation. As such we have restated prior year balances related to this business as discontinued operations. We recognized income of $6.1 million from discontinued operations in the first quarter of 2005. In the first quarter of 2006, we recorded an additional $20.1 million loss on the sale of our variable life insurance and annuity business, primarily due to an addition of $15.0 million to the existing provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others in connection with distributions under a subset of our former variable annuity business.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which resulted in a benefit of $0.6 million. The adjustment was the result of remeasuring the value of certain stock-based awards at grant-date fair value that had previously been measured at intrinsic value.

Net income includes the following items by segment:

	Three Months Ended March 31, 2006
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses) (1)	$2.2	$2.2	$5.2	$(3.8)	$5.8
Restructuring costs	—	—	—	(0.3)	(0.3)
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(20.1)	(20.1)
Cumulative effect of change in accounting principle, net of taxes	0.2	0.3	—	0.1	0.6

	Three Months Ended March 31, 2005
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(0.7)	$(0.7)	$—	$12.7	$11.3
Losses on derivative instruments	—	—	—	(0.2)	(0.2)
Restructuring costs	—	—	—	(0.7)	(0.7)
Income from discontinued variable life insurance and annuity business, net of taxes	—	—	—	6.1	6.1

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes corporate eliminations.

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which we believe are not indicative of core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Three Months Ended March 31,
(In millions)	2006	2005
Segment revenues
Net premiums written	$574.0	$548.4

Net premiums earned	$540.9	$550.2
Net investment income	56.5	50.8
Other income	14.7	12.9

Total segment revenues	612.1	613.9
Losses and operating expenses
Losses and loss adjustment expenses	327.8	371.5
Policy acquisition expenses	113.4	114.1
Other operating expenses	79.2	66.5

Total losses and operating expenses	520.4	552.1

Segment income	$91.7	$61.8

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Property and Casualty segment income increased $29.9 million, or 48.4%, to $91.7 million, in the first quarter of 2006, compared to $61.8 million in the first quarter of 2005. The increase in segment income was primarily attributable to favorable loss performance in the quarter, partially offset by higher LAE and underwriting expenses. Segment income was positively affected by improved current accident year underwriting results of an estimated $17 million, primarily due to favorable loss activity in both our Personal and Commercial lines of business. Also positively affecting segment income was an increase of $11.2 million of favorable development on prior years’ loss and LAE reserves, to $24.9 million in the first quarter of 2006, from $13.7 million in the same period of 2005. In addition, underwriting results for certain involuntary pools improved $5.4 million in the first quarter of 2006. Catastrophe losses declined $5.0 million, from $12.3 million in the first quarter of 2005 to $7.3 million in the same period of 2006. These favorable items were partially offset by increased LAE and underwriting expenses of $16.6 million primarily attributable to the impact of the new accounting for stock-based compensation in 2006, investments in technology, other claim costs and employee related expenses. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the disposal of the variable life insurance and annuity business in December 2005.

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

	Three Months Ended March 31,
	2006			2005
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)	Catast- rophe loss ratios (2)	GAAP Net Premiums Written	GAAP Loss Ratios (1)	Catast- rophe loss ratios (2)
Personal Lines:
Personal automobile	$252.0	59.2	—	$246.5	66.3	—
Homeowners	81.2	48.2	3.7	81.0	48.5	6.3
Other personal	8.4	9.2	—	8.3	40.4	3.0

Total Personal Lines	341.6	54.6	1.1	335.8	60.5	1.9

Commercial Lines:
Workers’ compensation	35.5	71.7	—	40.1	89.8	—
Commercial automobile	52.0	47.3	0.6	50.2	52.5	—
Commercial multiple peril	92.9	37.2	1.4	89.0	50.0	5.4
Other commercial	52.0	32.0	5.0	33.3	31.0	3.6

Total Commercial Lines	232.4	43.4	1.8	212.6	54.6	2.9

Total	$574.0	50.4	1.3	$548.4	58.5	2.2

	2006			2005
	GAAP LAE Ratio	GAAP Expense Ratio (4)	GAAP Combined Ratio (3)	GAAP LAE Ratio	GAAP Expense Ratio (4)	GAAP Combined Ratio (3)
Personal Lines	10.4	29.6	94.6	8.6	27.6	96.7
Commercial Lines	9.4	41.3	94.1	9.4	38.8	102.8
Total	10.1	33.9	94.4	8.9	31.5	98.9

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(3)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses, and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include catastrophe losses. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.
(4)	Includes policyholders’ dividends.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Three Months Ended March 31, 2006				Three Months Ended March 31, 2005
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$14.0	$(1.7)	$—	$12.3	$9.1	$(4.6)	$0.2	$4.7
Prior year reserve development favorable (unfavorable)	8.1	17.1	(0.3)	24.9	9.5	4.9	(0.7)	13.7
Pretax catastrophe losses	(3.7)	(3.6)	—	(7.3)	(6.8)	(5.5)	—	(12.3)

GAAP underwriting profit (loss)	18.4	11.8	(0.3)	29.9	11.8	(5.2)	(0.5)	6.1
Net investment income	26.6	26.1	3.8	56.5	24.9	24.6	1.3	50.8
Other income	4.9	3.9	5.9	14.7	3.9	3.3	5.7	12.9
Other operating expenses	(0.9)	(2.8)	(5.7)	(9.4)	(1.4)	(2.2)	(4.4)	(8.0)

Segment income	$49.0	$39.0	$3.7	$91.7	$39.2	$20.5	$2.1	$61.8

Personal Lines

Personal lines’ net premiums written increased $5.8 million, or 1.7%, to $341.6 million for the first quarter of 2006. This was primarily attributable to an increase in new business written in the personal automobile line due to the introduction in 2005, in selected states, of our new product, Connections Auto.

Policies in force in the personal automobile line of business decreased 1.7% as compared to policies in force at the end of the first quarter of 2005. The decline in policies in force compared to the prior year was principally the result of our strategy in 2004 and 2005 to enhance margins by reducing policies in certain less profitable portions of our business. We reduced exposures in Massachusetts, where the regulatory structure is challenging and where we conduct a significant amount of business. We also exited certain unprofitable agency relationships and certain employer and affinity group accounts that were not well aligned with our current strategy. Policies in force also declined in other markets since March 31, 2005. However, policies in force in our personal automobile line have increased 1.5% from December 2005, principally as a result of new business growth.

Policies in force in the homeowners line of business decreased 3.9% compared to policies in force at the end of the first quarter of 2005, while decreasing modestly by 0.4% as compared to December 31, 2005. The decrease from prior year reflects actions taken to reduce coastal exposures in the State of Massachusetts, as well as our decision to exit certain unprofitable agency relationships and certain employer and affinity groups that were not well aligned with our current strategy. We do not expect the same level of declines in our homeowner’s policies in force as we experienced in 2005.

Personal lines’ segment income increased $9.8 million to $49.0 million for the first quarter of 2006, compared to $39.2 million for the same period in 2005. The increase in segment income was due to improved current accident year loss performance, lower catastrophe losses and higher net investment income. These favorable items were partially offset by an increase in LAE and underwriting expenses and lower favorable development on prior years’ loss and LAE reserves. Segment income was positively affected by an estimated $11 million of improved current accident year underwriting results primarily attributable to a decrease in frequency of non-catastrophe claims in both the personal automobile and homeowners lines. Also, catastrophe losses declined $3.1 million, from $6.8 million in the first quarter of 2005 to $3.7 million in the same period of 2006. Favorable development on prior years’ loss and LAE reserves declined $1.4 million to $8.1 million in the first quarter of 2006, from $9.5 million in the first quarter of 2005. Investment earnings grew $1.7 million in the first quarter of 2006 compared to the same period in 2005 due to an increase in average invested assets. These favorable items were partially offset by higher LAE and underwriting expenses of $7.4 million primarily attributable to the impact of the new accounting for stock-based compensation in 2006, investments in technology, other claim costs and employee related expenses. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to this segment.

Our ability to increase Personal Lines’ net written premiums and to maintain and improve underwriting results may be affected by price competition and regulatory actions.

Commercial Lines

Commercial lines’ net premiums written increased $19.8 million, or 9.3%, to $232.4 million for the first quarter of 2006. This increase is primarily attributable to an increase in new business driven by growth in our other commercial lines’ businesses, primarily fidelity and surety bonds and inland marine. Also, to a lesser extent, written premiums grew in the commercial multiple peril and commercial automobile lines of business in our targeted middle market. This growth was partially offset by declines in written premium in the workers’ compensation line of business and in the State of Louisiana. Louisiana written premium was affected by our decision to initially renew or extend policies on a short-term basis in areas affected by Hurricane Katrina due to the uncertain regulatory environment.

Commercial lines’ segment income increased $18.5 million to $39.0 million in the first quarter of 2006, compared to $20.5 million in 2005. The increase in segment income is primarily attributable to favorable loss performance in the quarter, in both current and prior accident years, partially offset by higher LAE and underwriting expenses. Segment income was positively affected by an increase of $12.2 million of favorable development on prior years’ loss and LAE reserves, to $17.1 million in the first quarter of 2006, from $4.9 million in the same period of 2005, driven primarily by the commercial multiple peril and worker’s compensation lines of business. Also, segment income was positively affected by an estimated $6 million of improved current accident year results, primarily due to continued favorable loss trends and our continued shift to specialty products which typically carry lower loss ratios. Also favorably affecting segment income, underwriting results for certain involuntary pools improved $4.2 million in the first quarter of 2006. Catastrophe losses declined $1.9 million, from $5.5 million in the first quarter of 2005 to $3.6 million in the same period of 2006. These favorable items were partially offset by an increase of $7.9 million in underwriting expenses primarily attributable to the impact of the new accounting for stock-based compensation in 2006, investments in technology, other claim costs and employee related expenses. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to this segment.

Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results may be affected by increased price competition.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $1.6 million to $3.7 million in the first quarter of 2006 from $2.1 million for the same period in 2005, primarily due to an increase in net investment income, partially offset by higher operating expenses.

Investment Results

Net investment income increased $5.7 million or 11.2% to $56.5 million for the quarter ended March 31, 2006. The increase in net investment income reflects an increase in average invested assets due to increased operational cash flows and proceeds from the sale of the variable life insurance and annuity business. The average pre-tax yield on fixed maturities was 5.6% for the first quarter of 2006 and the first quarter of 2005. We expect our strategy of emphasizing higher quality, shorter duration fixed maturities will have a slightly negative impact on our investment yield in future periods.

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

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”) based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring, and assumptions about emerging trends, our actuaries develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the actuarial estimation process, which vary by line of business, include determining the expected consistency in the frequency and severity of claims incurred but not yet reported to prior years claims, the trend in loss costs, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. On a quarterly basis, our actuaries provide to management a point estimate for each significant line of our direct business to summarize their analysis.

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At March 31, 2006 and December 31, 2005, total recorded reserves were 5.8% and 5.4% greater than actuarially indicated point estimates, respectively.

Management’s Review of Judgments and Key Assumptions

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly workers’ compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims change regularly. We maintain a practice of significantly limiting the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical malpractice liability. The industry has experienced adverse loss trends in these lines of business.

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

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2005 full year premiums.

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $24.9 million and $13.7 million for the quarters ended March 31, 2006 and 2005, respectively, which represents 0.8%, and 0.4% of loss reserves held, respectively.

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

The process of estimating reserves involves considerable judgment by management and is inherently uncertain. Actuarial point estimates by lines of business are the primary basis for determining ultimate expected losses and LAE and the level of net reserves required; however, other factors are considered as well. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. The table below shows our recorded net reserves and the actuarial reserve point estimates by line of business at March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$688.5	$655.7	$695.2	$665.9
Homeowners	118.5	112.9	108.8	101.3
Workers’ Compensation	423.0	408.3	424.1	409.1
Commercial Automobile	166.4	154.8	167.6	156.5
Commercial Multiple Peril	506.6	472.5	538.0	504.2
Other Commercial and Personal lines	165.1	141.8	168.7	149.2
Asbestos and Environmental	24.1	20.3	24.4	20.5
Pools and other	211.5	211.5	224.3	224.3

Total	$2,303.7	$2,177.8	$2,351.1	$2,231.0

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at March 31, 2006 and December 31, 2005 vary by line of business. In our Commercial Lines Segment, management considered the current extent to which changes in the mix of business have affected our ultimate loss trends, particularly in our commercial multiple peril line of business, and the likelihood of future adverse development related to significant catastrophe losses experienced late in 2005. In our other commercial lines business, management considered the significant growth in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses. Moreover, in our Commercial Lines Segment, management considered the likelihood of continued adverse development in the workers compensation line where losses tend to emerge over long periods of time and rising medical costs have continued. In our Personal Lines Segment, management considered the significant improvement in frequency and severity trends the industry has experienced over several years in these lines of business which were unanticipated and remain to some extent unexplained. Also in Personal Lines, management considered the significant growth in our Connections Auto business and related growth in a number of states where there is additional uncertainty in the ultimate development of reserves due to the unseasoned nature of the product and the market. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At March 31, 2006 and December 31, 2005, total recorded reserves were 5.8% and 5.4% greater than actuarially indicated point estimates, respectively.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Reserve for losses and LAE, beginning of period	$3,458.7	$3,068.6
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	352.6	385.0
Decrease in provision for insured events of prior years	(24.9)	(13.7)

Total incurred losses and LAE	327.7	371.3

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	98.3	117.7
Losses and LAE attributable to insured events of prior years	277.0	225.9

Total payments	375.3	343.6

Change in reinsurance recoverable on unpaid losses	(170.7)	(43.5)

Reserve for losses and LAE, end of period	$3,240.4	$3,052.8

The table below summarizes the reserve for losses and LAE by line of business.

(In millions)	March 31, 2006	December 31, 2005
Personal Automobile	$1,171.3	$1,183.9
Homeowners and Other	193.9	224.5

Total Personal	1,365.2	1,408.4

Worker’s Compensation	665.8	672.5
Commercial Automobile	244.9	245.0
Commercial Multiple Peril	665.5	812.0
Other Commercial	299.0	320.8

Total Commercial	1,875.2	2,050.3

Total reserve for losses and LAE	$3,240.4	$3,458.7

The total reserve for losses and LAE as disclosed in the above table decreased by $218.3 million for the quarter ended March 31, 2006. The decrease in 2006 was mostly a result of payments to insureds for hurricanes Katrina and Rita.

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

The table below summarizes the change in the provision for insured events of prior years by line of business.

	Three Months Ended March 31,
(In millions)	2006	2005
Increase (decrease) in loss provision for insured events of prior years:
Personal Automobile	$(7.7)	$(3.8)
Homeowners and other	(0.3)	(5.2)

Total Personal	(8.0)	(9.0)

Worker’s Compensation	(1.6)	5.2
Commercial Automobile	0.1	—
Commercial Multiple Peril	(10.2)	(2.7)
Other Commercial	(2.3)	(4.1)

Total Commercial	(14.0)	(1.6)
Voluntary Pools	0.3	0.7

Decrease in loss provision for insured events of prior years	(21.7)	(9.9)
Decrease in LAE provision for insured events of prior years	(3.2)	(3.8)

Decrease in total loss and LAE provision for insured events of prior years	$(24.9)	$(13.7)

Estimated loss reserves for claims occurring in prior years developed favorably by $21.7 million and $9.9 million during the first quarter of 2006 and 2005, respectively. The favorable loss reserve development during the first quarter of 2006 is primarily the result of lower claim severity in the most recent accident years in the commercial multiple peril line and other commercial lines. In addition, personal lines experienced decreases in claim frequency of liability-related claims in the 2005 accident year. Partially offsetting these items was adverse development, primarily in the 2005 accident year, in the homeowners line during the first quarter of 2006.

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

During the first quarter of 2006 and 2005, estimated LAE reserves for claims occurring in prior years developed favorably by $3.2 million and $3.8 million, respectively. The favorable development in 2006 is primarily attributable to improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses primarily in the commercial multiple peril and workers’ compensation lines. Development in the first quarter of 2005 was favorably affected by claims process improvement initiatives taken by us during the 1997 to 2001 calendar-year period. Since 1997, we have lowered claim settlement costs through increased utilization of in-house attorneys and consolidation of claim offices. As actual experience begins to establish trends inherent within the claim settlement process, the actuarial reserving process recognizes these trends, resulting in favorable development.

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.1 million and $24.3 million at March 31, 2006 and December 31, 2005, respectively, net of reinsurance of $16.9 million and $16.2 million at March 31, 2006 and December 31, 2005, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the last three years. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $49.2 million at both March 31, 2006 and December 31, 2005. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

Description of Life Companies Segment

Our Life Companies segment is discussed in two major components: Continuing Operations and Discontinued Operations. Our Life Companies Continuing Operations segment component manages run-off blocks of traditional life insurance products (principally the Closed Block), group retirement products, our GIC business, our discontinued group life and health business, including group life and health voluntary pools (which were part of the former Corporate Risk Management Services segment), and certain non-insurance subsidiaries. This segment also included the FAFLIC variable business through December 30, 2005. Our Discontinued Operations segment component represents the results of operations of the sold AFLIAC variable business.

Continuing Operations

The following table summarizes the results of operations for the Continuing Operations segment component for the periods indicated:

	Three Months Ended March 31,
(In millions)	2006	2005
Segment revenues
Premiums	$18.5	$19.1
Fees and other income	6.0	9.4
Net investment income (1)	23.7	29.5

Total segment revenue	48.2	58.0

Policy benefits, claims and losses	32.2	36.4
Policy acquisition expenses	0.2	2.2
Other operating expenses (2)	17.7	28.7

Segment net loss	$(1.9)	$(9.3)

(1)	Net investment income includes GIC income of $2.6 million and $6.9 million for the three months ended March 31, 2006 and 2005, respectively.
(2)	Other operating expenses includes interest credited to the holders of such GICs of $2.5 million and $9.9 million for the three months ended March 31, 2006 and 2005, respectively.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Life Companies’ Continuing Operations segment loss was $1.9 million in the first quarter of 2006, compared to a loss of $9.3 million during the same period in 2005. This improvement was primarily the result of lower expenses due to the run-off of our continuing life business and decreased losses from our GIC product as that business continues to run off.

Discontinued Operations

Income from Operations of Discontinued Business

Results for the quarter ended March 31, 2005 included $6.1 million, net of taxes, related to the AFLIAC variable life insurance and annuity business. These results are reflected as a separate line item, Income from Operations of Discontinued Business, in the Consolidated Statements of Income. This business was sold as of December 30, 2005; therefore, there will not be future income related to the operations of this business.

Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business

For the year ended December 31, 2005, we recognized a loss of $444.4 million on the sale of the AFLIAC variable life insurance and annuity business.

For the quarter ended March 31, 2006, we recorded an additional loss of $20.1 million, net of tax, primarily due to an addition of $15.0 million to the existing provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under with FIN 45. This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others for a subset of our former variable annuity business. This estimate is based on, among other things, our preliminary review of affected policies, mathematical extrapolations derived from such review, and our view of possible settlement ranges with the Internal Revenue Service and affected policyholders. Although we believe our FIN 45 liability for legal and regulatory matter indemnities is appropriate, including with respect to this matter, such estimates are inherently uncertain and there can be no assurance that these estimates will not materially increase in the future.

Also included in the loss for this quarter is $5.1 million of costs primarily related to employee severance costs, net costs of transitional services, operations conversion expenses and other litigation matters. We currently anticipate incurring an estimated $10 million of additional costs related to these activities during the remainder of 2006.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	March 31, 2006		December 31, 2005
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$5,555.7	86.9%	$5,708.2	85.1%
Equity securities (1)	18.2	0.3%	18.0	0.3%
Mortgages	90.4	1.4%	99.6	1.5%
Policy loans (1)	136.8	2.2%	139.9	2.1%
Cash and cash equivalents (1)	550.2	8.6%	701.5	10.4%
Other long-term investments	40.7	0.6%	42.6	0.6%

Total	$6,392.0	100.0%	$6,709.8	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $317.8 million, or 4.7%, to $6.4 billion during the first quarter of 2006, primarily as a result of decreases in fixed maturities of $152.5 million and cash and cash equivalents of $151.3 million. Fixed maturities decreased $84.9 million due to a decrease in market value. Also contributing to the decrease in fixed maturities were sales to fund the current and near term maturities of long-term funding agreements and the payment of 2005 contingent commissions. These were offset by purchases of fixed maturities resulting from improved operational cash flows in our Property and Casualty segment. Cash and cash equivalents, particularly in the Property and Casualty segment, decreased primarily as a result of our share repurchase program, as well as payments for losses related to Hurricane Katrina.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 93.5% of our total fixed maturity portfolio at March 31, 2006 and December 31, 2005.

The following table provides information about the credit quality of our fixed maturities:

(In millions) NAIC Designation	Rating Agency Equivalent Designation	March 31, 2006		December 31, 2005
		Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
1	Aaa/Aa/A	$3,892.6	$3,835.2	$3,891.2	$3,896.0
2	Baa	1,375.3	1,361.8	1,430.8	1,440.4
3	Ba	170.2	168.9	152.4	152.3
4	B	125.2	129.1	152.2	151.7
5	Caa and lower	51.1	53.3	55.5	62.8
6	In or near default	3.9	7.4	3.8	5.0

Total fixed maturities		$5,618.3	$5,555.7	$5,685.9	$5,708.2

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.6% for March 31, 2006 and December 31, 2005. We expect our strategy of emphasizing higher quality, shorter duration fixed maturities will have a slightly negative impact on our investment yield.

At March 31, 2006, $98.6 million of our fixed maturities were invested in traditional private placement securities, as compared to $100.1 million at December 31, 2005. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $3.1 million of realized losses on other-than-temporary impairments of fixed maturities for the first quarter of 2006, as compared to $2.1 million for the first quarter of 2005, principally resulting from our exposure to below investment grade securities. Other-than-temporary impairments of fixed maturities for the first quarter of 2006 included $1.1 million related to the automotive sector; $0.7 million related to the consumer cyclical sector; $0.6 million from the industrial sector; $0.4 million from the communication sector and $0.3 million related to the consumer non-cyclical sector. For the first quarter of 2005, other-than-temporary impairments of fixed maturities included $1.2 million related to the finance sector and $0.9 million related to the industrial sector. There were no other-than-temporary impairments of equity securities for the first quarter of 2006 and 2005. We recognized $1.7 million of realized losses on other-than-temporary impairments of low income housing partnerships for the first quarter of 2006. There were no other-than-temporary impairments of other invested assets in the first quarter of 2005.

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

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position:

	March 31, 2006		December 31, 2005
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
12 months or less	$81.0	$3,007.6	$38.7	$2,335.7
Greater than 12 months	36.9	649.9	26.7	595.8

Total investment grade fixed maturities	117.9	3,657.5	65.4	2,931.5

Below investment grade fixed maturities:
12 months or less	5.0	140.1	9.0	171.3
Greater than 12 months	—	2.0	—	—

Total below investment grade fixed maturities	5.0	142.1	9.0	171.3
Equity securities	—	1.3	0.1	1.4

Total fixed maturities and equity securities	$122.9	$3,800.9	$74.5	$3,104.2

We had $122.9 million of gross unrealized losses on fixed maturities and equity securities at March 31, 2006, as compared to $74.5 million at December 31, 2005. The increase in gross unrealized losses of investment grade fixed maturity investments is primarily due to the impact of higher market interest rates, rather than a decline in credit quality of these investments. Gross unrealized losses of $19.0 million at March 31, 2006 related to obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions, compared to $12.1 million at December 31, 2005. At both March 31, 2006 and December 31, 2005, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at March 31, 2006 and December 31, 2005. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

(In millions)	March 31, 2006	December 31, 2005
Due in one year or less	$0.3	$0.2
Due after one year through five years	19.8	13.9
Due after five years through ten years	58.6	33.4
Due after ten years	44.2	26.9

Total fixed maturities	122.9	74.4
Equity securities	—	0.1

Total fixed maturities and equity securities	$122.9	$74.5

We had fixed maturity securities with a carrying value of $5.2 million on non-accrual status at March 31, 2006, as compared to $5.1 million at December 31, 2005. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $0.5 million for the quarter ended March 31, 2006, as compared to a reduction of $0.9 million for the quarter ended March 31, 2005. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

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

We maintained an economic hedging program involving exchange traded futures contracts to hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003. In response to our entering into the agreement to sell our variable life insurance and annuity business, we discontinued this program on August 22, 2005. During the first quarter of 2005, we recognized $5.8 million of gains as a result of this program. These gains are reflected in the Consolidated Statements of Income as Income from Operations of Discontinued Business. The GMDB hedges did not qualify for hedge accounting under Statement No. 133.

During the first quarter of 2006, we did not recognize realized gains or losses on derivatives. During the first quarter of 2005, we recognized $2.1 million of net realized gains. The realized gains during the first quarter of 2005 were primarily due to the termination of derivative instruments used to hedge the embedded gains of certain bonds identified to be liquidated to settle the maturity of a particular long-term funding agreement. Approximately 86% of our long-term funding agreements will mature in May 2006. In 2006 and 2005, excluding those derivatives used in the GMDB program, our derivative instruments primarily consisted of swap contracts, the majority of which were effective hedges under Statement No. 133.

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

The provision for federal income taxes from continuing operations before the cumulative effect of a change in accounting principle was an expense of $25.3 million during the first quarter of 2006 compared to an expense of $12.5 million during the same period in 2005. These provisions resulted in consolidated effective federal tax rates of 29.7% and 23.6% for the quarters ended March 31, 2006 and 2005, respectively. This increase in the tax rate is primarily due to higher underwriting income in our Property and Casualty business.

On March 31, 2006, we recorded a valuation allowance of $22.6 million against a deferred tax asset related to unrealized losses in our investment portfolio, as it is our opinion that it is more likely than not that this asset will not be realized. We recorded this valuation allowance as an adjustment to Accumulated Other Comprehensive Loss, in the Shareholders’ Equity section of the Consolidated Balance Sheets. At March 31, 2006 and December 31, 2005, total recorded deferred tax asset valuation allowances were $494.9 million and $472.3 million, respectively.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at March 31, 2006 and December 31, 2005 included the current extent to which changes in the mix of business in our Commercial Lines segment have affected our ultimate loss trends, significant improvement in personal lines frequency and severity trends the industry has experienced over the past couple of years which were unanticipated and remain to some extent unexplained, the likelihood of future adverse development related to significant catastrophe losses experienced late in 2005, the significant growth in our new Connections Auto product, surety bond and inland marine businesses and related growth in a number of states for which we have limited actuarial data to estimate ultimate losses, and the likelihood of continued adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs have continued. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At March 31, 2006 and December 31, 2005, total recorded reserves were 5.8% and 5.4% greater than actuarially indicated point estimates, respectively. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2005 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $24.9 million and $13.7 million for the quarters ended March 31, 2006 and 2005, respectively, which represents 0.8% and 0.5% of loss reserves held, respectively. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business in our Annual Report on Form 10-K for the year ended December 31, 2005 for guidance related to the annual development of our loss and LAE reserves.

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

Holding all other assumptions constant, sensitivity to changes in our key assumptions are as follows:

Discount Rate – A 25 basis point increase or reduction in discount rate would decrease or increase, respectively, our pension expense in 2006 by approximately $2.5 million. This 25 basis point increase or reduction in the discount rate would also decrease or increase, respectively, our projected benefit obligation by approximately $16 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2006 by approximately $1.0 million.

Significant Transaction

On December 28, 2005, our Board of Directors authorized a share repurchase program of up to $200 million. As of May 3, 2006, we completed our share repurchase program, with repurchases of 4.0 million shares at an aggregate cost of approximately $200.0 million.

Statutory Capital of Insurance Subsidiaries

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for FAFLIC and Hanover, as of March 31, 2006, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover (1)	$1,257.4	$470.4	$235.2	267%	535%
FAFLIC	193.3	45.1	22.5	429%	859%

(1)	Hanover’s Total Adjusted Capital includes $630.7 million related to its subsidiary, Citizens.

The total adjusted statutory capital position of FAFLIC declined during 2006, from $195.2 million at December 31, 2005 to $193.3 million at March 31, 2006. The decrease in statutory surplus primarily resulted from losses incurred as a result of an agreement to provide transitional services to Goldman Sachs in connection with the sale of our variable life insurance and annuity business (see Life Companies for further information).

The improvement of FAFLIC’s RBC ratios reflects lower required risk-based capital primarily due to lower asset and statutory reserve levels as a result of coinsurance and continued business run-off.

Liquidity and Capital Resources

Net cash used for operating activities was $134.3 million during the first quarter of 2006, as compared to $47.1 million in 2005. The $87.2 million increase in cash used for operating activities resulted primarily from increased loss and LAE payments in the property and casualty business and reinsurance payments related to 2005 catastrophe activity.

Net cash provided by investing activities was $95.7 million during the first quarter of 2006, compared to $472.9 million for the same period of 2005. During 2006, cash was primarily provided by net sales of fixed maturity securities to fund the current and near term maturities of long-term funding agreements and the payment of 2005 contingent commissions. During 2005, cash was primarily provided by net sales of fixed maturity securities to fund the maturity of certain long-term funding agreements.

Net cash used in financing activities was $112.7 million during the first quarter of 2006, compared to net cash used of $575.4 million for the same period of 2005. Cash was used in 2006 primarily to fund our share repurchase program, while cash was used in 2005 primarily for the maturity of certain long-term funding agreements in our Life Companies segment and the reduction of cash held as collateral related to our securities lending program.

In 2005, our Board of Directors authorized a share repurchase program of up to $200 million. As of March 31, 2006, we had repurchased 2.6 million shares at an aggregate cost of $125.7 million. We repurchased the remaining $74.3 million associated with the program in the second quarter of 2006.

At March 31, 2006, THG, as a holding company, held $305.8 million of cash and fixed maturities. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2006, which consist primarily of interest on the senior debentures and junior subordinated debentures. Additionally, we expect that it will be necessary for the holding company to pay certain federal income tax liabilities during 2006, as well as the indemnification of liabilities related to the sale of the variable life insurance and annuity business. However, we currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2006 holding company obligations.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements including the funding of our qualified defined benefit pension plan. Based on current law, we are required to contribute $52.1 million in 2006, of which approximately $10.2 million has been paid through April 2006. Without pension funding relief currently being considered by Congress, we expect to make significant cash contributions to our qualified defined benefit pension plan in future years. As the single employer of THG, the funding of these plans is the responsibility of FAFLIC. This contribution will not affect the statutory surplus of FAFLIC.

Our insurance subsidiaries, including FAFLIC, maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. We had no commercial paper borrowings as of March 31, 2006 and we do not anticipate utilizing commercial paper in 2006. Debt ratings downgrades resulted in our non-renewal of our credit line in 2003 and continue to preclude or adversely affect the cost and availability of credit lines, commercial paper, and other additional debt and equity financing.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

Contingencies and Certain Regulatory Matters

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

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001. On February 1, 2006, the Court issued a ruling which, as confirmed by the Court at a status conference on April 12, 2006, precludes plaintiffs from claiming any damages accruing beyond July 31, 2004.

We continue to vigorously defend this matter, and regard plaintiffs’ claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in our view, these purported lost profits would not have been earned because of various actions taken by the investment management industry and regulators, to deter or eliminate market timing, including the implementation of “fair value” pricing.

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position. Although AFLIAC was sold to Goldman Sachs on December 30, 2005, we have agreed to indemnify AFLIAC and Goldman Sachs with respect to this litigation. However, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. A trial date for the damage phase of the litigation has not been set.

We have been named a defendant in various other legal proceedings arising in the normal course of business. This includes class actions and other litigation in the southeast United States, particularly Louisiana and Mississippi, relating to the interpretation of certain insurance laws and the scope of insurance coverage under homeowners’ and commercial property policies of losses due to flooding, civil authority actions, loss of landscaping and business interruption, as well as factual disputes as to the underlying causes of certain losses. In addition, we are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, and inquiries relating to tax reporting calculations to policyholders and others in connection with distributions under a subset of variable annuity contracts in this business. The potential outcome of any such action, or other legal proceedings in which we have been named a defendant, and our ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

Other Regulatory Matters

In September 2005, the Massachusetts Commissioner of Insurance directed the Massachusetts Commonwealth Automobile Reinsurers to redistribute the Exclusive Representative Producers (“ERPs”) amongst the state’s insurance carriers, effective during 2006. On January 27, 2006, the Commissioner of Insurance approved the Redistribution Plan for ERPs and the Plan was implemented on March 1, 2006 for all new business and May 1, 2006 for all renewal business. We expect this redistribution will at least temporarily lead to a better equalization of the loss burden from the ERPs and is not likely to adversely affect our results of operations or financial position.

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part II – Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

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

Current year underwriting results – A measure of the estimated earnings impact of current premiums offset by estimated loss experience and expenses for the current accident year. This measure includes the estimated increase in revenue associated with higher prices (premiums), including those caused by price inflation and changes in exposure, partially offset by higher volume driven expenses and inflation of loss costs. Volume driven expenses include policy acquisition costs such as commissions paid to property and casualty agents which are typically based on a percentage of premium dollars.

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

Risk based capital (“RBC”) - A method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk based capital. Total adjusted capital for property and casualty companies is capital and surplus. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital. Regulators may take action for reasons other than triggering various RBC action levels. The various action levels are summarized as follows:

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in management’s discussion and analysis of financial condition and results of operations as of December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the first three months of 2006 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer noted that during the quarter ended March 31, 2006, management outsourced certain human resource, payroll and employee benefit functions to a third party service provider. There were no other changes that occurred during our fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001. On February 1, 2006, the Court issued a ruling which, as confirmed by the Court at a status conference on April 12, 2006, precludes plaintiffs from claiming any damages accruing beyond July 31, 2004.

We continue to vigorously defend this matter, and regard plaintiffs’ claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in our view, these purported lost profits would not have been earned because of various actions taken by the investment management industry and regulators, to deter or eliminate market timing, including the implementation of “fair value” pricing.

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position. Although AFLIAC was sold to Goldman Sachs on December 30, 2005, we have agreed to indemnify AFLIAC and Goldman Sachs with respect to this litigation. However, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. A trial date for the damage phase of the litigation has not been set.

ITEM 1A –RISK FACTORS

Risks and Forward-Looking Statements

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for 2006 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. See “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99-2 to our Annual Report on Form 10-K for the period ended December 31, 2005.

The following important factors, among others, in some cases have affected and in the future could affect our actual results, and cause actual results to differ materially from historical or projected results. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply. Risk factors which have changed from those previously disclosed in our Annual Report on Form 10-K have been marked in bold. The risks identified below reflect additional risks, or provide additional examples of risks, described in “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2005. In order to fully understand the risks we face, the following description and updates should be read in conjunction with the disclosure in such Exhibit 99.2.

Risks Relating to Our Property and Casualty Insurance Business

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse catastrophe experience, severe weather or other unanticipated significant losses; (ii) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years, including risks indirectly insured through discontinued pools which are included in the Other Property and Casualty segment (our retained Life Companies business also includes discontinued pools which present similar risks); (iii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments; (iv) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (v) restrictions on insurance underwriting; (vi) industry-wide change resulting from current investigations and inquiries relating to compensation arrangements with insurance brokers and agents; and (vii) disruptions caused by the introduction of new personal lines products, such as our new multivariate auto product, and related technology changes and new personal and commercial lines operating models.

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

Risks Relating to Our Life Companies

Our businesses may be affected by (i) lower appreciation or decline in value of our managed investments or the investment markets in general; (ii) adverse trends in mortality and morbidity; (iii) possible claims relating to sales practices for insurance and investment products or our historical administration of such products; (iv) losses due to foreign currency fluctuations; (v) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so call “spirals”); and (vi) adverse actions related to legal and regulatory actions described under “Contingencies and Regulatory Matters” or which are subject to the “FIN 45” reserve described under “Life Companies – Discontinued Operations – Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business”.

In particular, we have provided forward-looking information relating to the sale of our variable life insurance and annuity business and its effect on our results of operations and financial position. There are certain factors that could cause actual results to differ materially from those anticipated herein. These include (i) the ability to timely achieve overhead and other expense savings; (ii) the ability of THG and FAFLIC to perform the transitional services in connection with the transactions without incurring unexpected expenses and the completion of the transitional services within the projected time so that we can realize projected cost savings; (iii) the impact of contingent liabilities, including litigation and regulatory matters, assumed by THG in connection with the transaction and the impact of other indemnification obligations owed from THG to Goldman Sachs (including with respect to existing and potential litigation and regulatory actions and the remediation of certain processing errors in connection with tax reporting); (iv) the ability to outsource the administration of the retained FAFLIC businesses at projected rates; and (v) future statutory operating results of FAFLIC, which will affect its projected statutory adjusted capital and ability to obtain future regulatory approval for dividends.

Risks Relating to Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) heightened competition, including the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (ii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring, such as the recent proposal to ban the use of credit scores with respect to personal lines in Michigan or arising out of the pending report on credit scores to be issued by the U.S Fair Trade Commission, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) the inability to attract, or the loss or retirement of key executives or other key employees, particularly in the Life Companies segment through completion of the anticipated transition to Goldman Sachs; (vii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best (for example, written premiums in our Commercial Lines segment were adversely affected during the time that A.M. Best had Hanover Insurance and Citizens on “credit watch” shortly after hurricanes Katrina and Rita and before we provided our preliminary estimate of projected losses); (ix) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (x) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (xi) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (xii) defaults or impairments of debt securities held by us; (xiii) higher employee benefit costs due to changes in market values of plan assets, interest rates, employee compensation levels, regulatory requirements or judicial interpretations of benefits; (xiv) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xv) errors or omissions in connection with the administration of any of our products; and (xvi) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2006	1,043,600	$44.35	1,043,600	$153,700,000
February 1 – 28, 2006	345,300	46.30	345,300	137,700,000
March 1 – 31, 2006	1,226,700	51.71	1,226,700	74,300,000

Total	2,615,600	$48.06	2,615,600	$74,300,000

ITEM 6 - EXHIBITS

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

Dated May 5, 2006

/s/ Frederick H. Eppinger, Jr.
Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

Dated May 5, 2006

/s/ Edward J. Parry, III
Edward J. Parry, III
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Director