Form 10-Q
period 2006-06-30
HANOVER INSURANCE GROUP, INC.
filed 2006-08-09
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,952,129 shares of common stock outstanding, as of August 1, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2006	2005	2006	2005
REVENUES
Premiums	$554.8	$555.3	$1,114.2	$1,124.6
Fees and other income	16.9	18.4	36.2	38.6
Net investment income	79.2	78.3	159.5	158.6
Net realized investment gains	2.9	4.2	8.5	16.2

Total revenues	653.8	656.2	1,318.4	1,338.0

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	355.5	365.3	715.3	774.0
Policy acquisition expenses	117.5	115.1	231.1	231.4
Other operating expenses	102.4	100.0	208.3	203.9

Total benefits, losses and expenses	575.4	580.4	1,154.7	1,209.3

Income from continuing operations before federal income taxes	78.4	75.8	163.7	128.7

Federal income tax expense:
Current	8.6	9.4	22.8	6.0
Deferred	16.1	9.3	27.2	25.2

Total federal income tax expense	24.7	18.7	50.0	31.2

Income from continuing operations	53.7	57.1	113.7	97.5
Discontinued operations (See Note 3):
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $12.6 and $10.6 for the quarter and six months ended June 30, 2005)	—	14.9	—	21.0
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $3.6 and $7.8 for the quarter and six months ended June 30, 2006)	(2.8)	—	(22.9)	—

Income before cumulative effect of change in accounting principle	50.9	72.0	90.8	118.5
Cumulative effect of change in accounting principle (net of income tax expense of $0.3)	—	—	0.6	—

Net income	$50.9	$72.0	$91.4	$118.5

PER SHARE DATA
Basic
Income from continuing operations	$1.05	$1.07	$2.19	$1.83
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.24 and $0.20 for the quarter and six months ended June 30, 2005)	—	0.28	—	0.39
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $0.07 and $0.15 for the quarter and six months ended June 30, 2006)	(0.05)	—	(0.44)	—

Income before cumulative effect of change in accounting principle	1.00	1.35	1.75	2.22
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income per share	$1.00	$1.35	$1.76	$2.22

Weighted average shares outstanding	51.0	53.4	52.0	53.4

Diluted
Income from continuing operations	$1.04	$1.06	$2.16	$1.81
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.23 and $0.20 for the quarter and six months ended June 30, 2005)	—	0.28	—	0.39
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $0.07 and $0.15 for the quarter and six months ended June 30, 2006)	(0.05)	—	(0.43)	—

Income before cumulative effect of change in accounting principle	0.99	1.34	1.73	2.20
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income per share	$0.99	$1.34	$1.74	$2.20

Weighted average shares outstanding	51.6	53.9	52.6	53.8

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
Investments:
Fixed maturities at fair value (amortized cost of $5,468.5 and $5,685.9)	$5,335.8	$5,708.2
Equity securities at fair value (cost of $12.1 and $13.0)	17.5	18.0
Mortgage loans	74.9	99.6
Policy loans	133.9	139.9
Other long-term investments	39.3	42.6

Total investments	5,601.4	6,008.3

Cash and cash equivalents	393.4	701.5
Accrued investment income	72.2	76.5
Premiums, accounts and notes receivable, net	580.4	493.2
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,378.4	1,617.3
Deferred policy acquisition costs	227.7	209.0
Deferred federal income taxes	443.6	465.3
Goodwill	128.2	128.2
Other assets	335.4	362.8
Separate account assets	528.4	571.9

Total assets	$9,689.1	$10,634.0

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$1,308.7	$1,336.1
Outstanding claims, losses and loss adjustment expenses	3,266.8	3,551.6
Unearned premiums	1,097.0	1,011.3
Contractholder deposit funds and other policy liabilities	188.5	254.7

Total policy liabilities and accruals	5,861.0	6,153.7

Expenses and taxes payable	926.3	1,062.0
Reinsurance premiums payable	57.2	92.0
Trust instruments supported by funding obligations	37.4	294.3
Long-term debt	508.8	508.8
Separate account liabilities	528.4	571.9

Total liabilities	7,919.1	8,682.7

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,804.5	1,785.1
Accumulated other comprehensive loss	(188.0)	(59.5)
Retained earnings	652.7	589.8
Treasury stock at cost (9.6 million and 6.8 million shares)	(499.8)	(364.7)

Total shareholders’ equity	1,770.0	1,951.3

Total liabilities and shareholders’ equity	$9,689.1	$10,634.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Six Months Ended June 30,
(In millions)	2006	2005
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,785.1	1,782.1
Tax benefit from exercise of stock options and other	7.0	1.0
Employee and director stock-based awards	12.4	0.4

Balance at end of period	1,804.5	1,783.5

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
NET UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	9.9	87.1
(Depreciation) appreciation during the period:
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(128.7)	44.0
Benefit (provision) for deferred federal income taxes	0.2	(15.4)

	(128.5)	28.6

Balance at end of period	(118.6)	115.7

MINIMUM PENSION LIABILITY:
Balance at beginning and end of period	(69.4)	(84.1)

Total accumulated other comprehensive (loss) income	(188.0)	31.6

RETAINED EARNINGS
Balance at beginning of period	589.8	943.4
Net income	91.4	118.5
Treasury stock issued for less than cost	(28.5)	(5.9)

Balance at end of period	652.7	1,056.0

TREASURY STOCK
Balance at beginning of period	(364.7)	(389.6)
Shares purchased at cost	(200.1)	—
Net shares reissued at cost under employee stock-based compensation plans	65.0	8.4

Balance at end of period	(499.8)	(381.2)

Total shareholders’ equity	$1,770.0	$2,490.5

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Net income	$50.9	$72.0	$91.4	$118.5
Other comprehensive (loss) income:
Available-for-sale securities:
Net (depreciation) appreciation during the period	(60.9)	82.9	(130.1)	(30.3)
(Provision) benefit for deferred federal income taxes	(0.9)	(29.0)	0.7	10.6

Total available-for-sale securities	(61.8)	53.9	(129.4)	(19.7)

Derivative instruments:
Net appreciation during the period	0.1	59.0	1.4	74.3
Provision for deferred federal income taxes	(0.1)	(20.6)	(0.5)	(26.0)

Total derivative instruments	—	38.4	0.9	48.3

Other comprehensive (loss) income	(61.8)	92.3	(128.5)	28.6

Comprehensive (loss) income	$(10.9)	$164.3	$(37.1)	$147.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
(In millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91.4	$118.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on disposal of variable life insurance and annuity business	22.9	—
Net realized investment gains	(8.5)	(24.2)
Net amortization and depreciation	10.9	17.0
Stock-based compensation expense	8.6	—
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	5.3	14.4
Deferred federal income taxes	27.2	25.1
Change in deferred acquisition costs	(19.4)	66.8
Change in premiums and notes receivable, net of reinsurance premiums payable	(107.8)	(34.3)
Change in accrued investment income	4.3	9.0
Change in policy liabilities and accruals, net	(242.8)	(143.6)
Change in reinsurance receivable	238.9	71.2
Change in expenses and taxes payable	(77.6)	(55.2)
Other, net	2.2	(9.3)

Net cash (used in) provided by operating activities	(44.4)	55.4

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	811.7	1,296.9
Proceeds from disposals of equity securities	1.5	0.8
Proceeds from disposals of other investments	9.0	18.1
Proceeds from mortgages sold, matured or collected	24.7	6.8
Proceeds from collections of installment finance and notes receivable	169.3	159.0
Proceeds from sale of variable life insurance and annuity business	27.3	—
Purchase of available-for-sale fixed maturities	(596.9)	(767.8)
Purchase of equity securities and other investments	(4.1)	—
Capital expenditures	(4.3)	(3.4)
Net (payments) receipts related to margin deposits on derivative instruments	(28.3)	5.0
Disbursements to fund installment finance and notes receivable	(183.3)	(151.3)
Other investing activities, net	—	(3.4)

Net cash provided by investing activities	226.6	560.7

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	(25.9)	(0.9)
Withdrawals from trust instruments supported by funding obligations	(251.6)	(646.0)
Exercise of options	37.0	2.4
Proceeds from excess tax benefits related to share-based payments	7.0	—
Change in collateral related to securities lending program	(56.7)	(44.6)
Treasury stock purchased at cost	(200.1)	—

Net cash used in financing activities	(490.3)	(689.1)

Net change in cash and cash equivalents	(308.1)	(73.0)
Cash and cash equivalents, beginning of period	701.5	486.5

Cash and cash equivalents, end of period	$393.4	$413.5

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; First Allmerica Financial Life Insurance Company (“FAFLIC”), THG’s life insurance and annuity subsidiary; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) through December 30, 2005. As further described in Note 3 - Sale of Variable Life Insurance and Annuity Business, on December 30, 2005, the Company sold, as part of a stock purchase agreement, its run-off variable life insurance and annuity business. Prior period results have been restated to reflect the results of operations of AFLIAC’s variable life insurance and annuity business as a discontinued operation.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of adopting FIN 48.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“Statement No. 155”). This Statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (‘Statement No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. Statement No. 155, among other things, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, adds clarity regarding interest-only strips and principal-only strips that are not subject to the requirements of Statement No. 133, and requires companies to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative that requires bifurcation. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Since early adoption is permitted, the Company adopted Statement No. 155 on January 1, 2006 with no impact to its financial statements.

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

Total proceeds from the sale were $319 million, of which $47 million are expected to be deferred and paid over a three year period, with 50% being received in the first year and 25% in the following two years. As of June 30, 2006, the Company has received proceeds from Goldman Sachs totaling $272 million.

In connection with the sale, the Massachusetts Division of Insurance approved a cash dividend of $48.6 million from FAFLIC, including an $8.6 million ceding commission received related to the reinsurance of 100% of the variable business of FAFLIC, and for the distribution of other non-insurance subsidiaries, from which the holding company received $15.4 million of additional funds. These funds were paid to the holding company in the first quarter of 2006.

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

The Company determined that the disposal of AFLIAC should be reflected as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”). As such, the Company recognized a loss of $444.4 million related to this transaction in 2005, primarily from the disposition of AFLIAC, whose book value was greater than the proceeds received, including costs to sell. In the first six months of 2006, THG incurred additional losses of $22.9 million, net of taxes, related to the sale, of which $2.8 million was recorded in the second quarter. This loss is presented in the Consolidated Statements of Income as Loss on Disposal of Variable Life Insurance and Annuity Business, a component of Discontinued Operations.

Included in the $22.9 million after-tax loss was a $15.0 million expense related to the existing provision for the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others in connection with distributions under a subset of the Company’s former variable annuity business. The estimate is based on, among other items, the Company’s review of affected policies, mathematical extrapolations derived from such review, and management’s preliminary view of possible settlement ranges with the Internal Revenue Service and affected policyholders. Although the Company believes its FIN 45 liability for legal and regulatory matter indemnities is appropriate, including with respect to this matter, such estimates are inherently uncertain and there can be no assurance that these estimates will not materially increase in the future.

Also included in the loss for the quarter and six months ended June 30, 2006 was $2.8 million and $7.9 million, respectively, related to after-tax net costs incurred for severance, transition services, conversion activities and other litigation matters. The Company has agreed to provide transition services until the earlier of eighteen months from the December 30, 2005 closing or when the operations of AFLIAC, and the FAFLIC business to be reinsured, can be transferred to Goldman Sachs. These services include policy and claims processing, accounting and reporting, and other administrative services. In the second quarter and first six months of 2006, the Company earned pre-tax revenues of $4.6 million and $9.3 million, respectively, and incurred pre-tax costs relating to transition services of $9.0 million and $21.5 million, respectively. This transition period is currently expected to extend into the fourth quarter of 2006.

In accordance with Statement No. 144, the Company has reclassified prior year results of operations related to the discontinued variable life insurance and annuity business from its operations, to discontinued operations. These results, including the related tax effect, are reflected in the Consolidated Statements of Income as Income from Operations of Discontinued Business. For the quarter and six months ended June 30, 2005, total revenues were $84.5 million and $180.4 million, respectively, and income before federal income taxes were $2.3 million and $10.4 million, respectively.

4. Significant Transaction

On December 28, 2005, the Company’s Board of Directors authorized a share repurchase program of up to $200 million. As of May 3, 2006, the Company completed its repurchases under this program, having repurchased 4.0 million shares at an aggregate cost of $200 million.

5. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 2006 and 2005 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

In the second quarter of 2005, the Company reflected a $12.9 million benefit representing a reduction in federal income tax reserves for prior years, resulting from ongoing Internal Revenue Service Audits. Of this amount, $10.6 million was reflected in the Income from Operations of Discontinued Variable Life Insurance and Annuity Business line of the Company’s Consolidated Statements of Income and the remaining $2.3 million was reflected in the Company’s federal income tax expense.

The Company’s investment portfolio included net unrealized losses of $220.2 million as of June 30, 2006. These unrealized losses resulted in net deferred tax assets of $77.1 million. A valuation allowance of $44.9 million was recorded related to these unrealized losses in the first half of 2006, as it is the Company’s opinion that it is more likely than not that this asset will not be fully realized. The Company recorded this valuation allowance as an adjustment to Accumulated Other Comprehensive Loss, in the Shareholders’ Equity section of the Consolidated Balance Sheets. At June 30, 2006 and December 31, 2005, the Company’s deferred tax asset valuation allowance was $210.2 million and $165.3 million, respectively.

6. Pension and Other Postretirement Benefit Plans

Prior to 2005, THG provided retirement benefits to substantially all of its employees under defined benefit pension plans based on a cash balance formula. In addition, certain transition group employees who had met specified age and service requirements as of December 31, 1994, were eligible for a grandfathered benefit based on service and compensation. As of January 1, 2005, the defined benefit pension plans were frozen; therefore, no further cash balance allocations have been credited for plan years beginning on or after January 1, 2005. Additionally, the grandfathered benefits were frozen at January 1, 2005 levels with an annual transition pension adjustment. Additional unfunded pension plans and postretirement plans provide certain benefits to a portion of full-time employees, former agents, retirees and their dependents.

The components of net periodic pension cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Quarter Ended June 30,
(In millions)	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.2	$0.1
Interest cost	7.3	7.7	1.0	0.8
Expected return on plan assets	(6.9)	(6.5)	—	—
Recognized net actuarial loss	3.2	4.2	0.1	0.1
Amortization of transition asset	(0.4)	(0.3)	—	—
Amortization of prior service cost	0.1	0.1	(1.5)	(1.3)

Net periodic benefit cost (benefit)	$3.3	$5.2	$(0.2)	$(0.3)

	(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.3	$0.2
Interest cost	14.7	15.4	1.9	1.6
Expected return on plan assets	(13.8)	(13.0)	—	—
Recognized net actuarial loss	6.3	8.7	0.3	0.2
Amortization of transition asset	(0.7)	(0.6)	—	—
Amortization of prior service cost	0.2	0.3	(2.9)	(2.7)

Net periodic benefit cost (benefit)	$6.7	$10.8	$(0.4)	$(0.7)

7. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
Fixed maturities at fair value (amortized cost of $515.6 and $514.5)	$505.1	$520.7
Mortgage loans	24.6	25.2
Policy loans	129.8	135.8
Cash and cash equivalents	0.1	4.4
Accrued investment income	11.5	11.5
Deferred policy acquisition costs	3.0	3.4
Deferred federal income taxes	2.8	3.9
Other assets	0.9	2.2

Total assets	$677.8	$707.1

LIABILITIES
Policy liabilities and accruals	$701.1	$707.1
Policyholder dividends	5.6	34.4
Other liabilities	2.0	2.2

Total liabilities	$708.7	$743.7

Excess of Closed Block liabilities over assets designated to the Closed Block	$30.9	$36.6
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax (expense) benefit of $(2.8) and $1.8	(5.1)	(3.4)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$25.8	$33.2

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
REVENUES
Premiums	$5.3	$5.5	$23.5	$24.5
Net investment income	10.0	10.3	20.1	20.6
Net realized investment (losses) gains	(0.7)	0.6	(0.9)	1.4

Total revenues	14.6	16.4	42.7	46.5

BENEFITS AND EXPENSES
Policy benefits	12.9	14.2	38.6	41.8
Policy acquisition expenses	0.2	0.2	0.4	0.5
Other operating expenses (benefits)	—	0.2	(0.1)	—

Total benefits and expenses	13.1	14.6	38.9	42.3

Contribution from the Closed Block	$1.5	$1.8	$3.8	$4.2

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

8. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized (losses) gains to the net balance shown in the Consolidated Statements of Comprehensive Income.

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Unrealized (depreciation) appreciation on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net of income tax (expense) benefit of $(1.8) and $(30.2) for the quarters ended June 30, 2006 and 2005 and $(2.2) and $3.1 for the six months ended June 30, 2006 and 2005	$(60.1)	$56.0	$(124.1)	$(5.9)
Less: reclassification adjustment for gains included in net income, net of income tax expense of $0.9 and $1.2 for the quarters ended June 30, 2006 and 2005 and $2.9 and $7.5 for the six months ended June 30, 2006 and 2005	1.7	2.1	5.3	13.8

Total available-for-sale securities	(61.8)	53.9	(129.4)	(19.7)

Unrealized appreciation on derivative instruments:
Unrealized holding gains (losses) arising during period, net of income tax (expense) benefit of $(8.4) and $3.2 for the quarters ended June 30, 2006 and 2005 and $(8.2) and $15.1 for the six months ended June 30, 2006 and 2005	15.2	(5.8)	15.1	(28.1)
Less: reclassification adjustment for gains (losses) included in net income, net of income tax (expense) benefit of $(8.3) and $23.8 for the quarters ended June 30, 2006 and 2005 and $(7.7) and $41.1 for the six months ended June 30, 2006 and 2005	15.2	(44.2)	14.2	(76.4)

Total derivative instruments	—	38.4	0.9	48.3

Other comprehensive (loss) income	$(61.8)	$92.3	$(128.5)	$28.6

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

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes such property and casualty coverages as personal automobile, homeowners and other personal policies, while Commercial Lines includes such property and casualty coverages as commercial multiple peril, commercial automobile, workers’ compensation, and other commercial policies, such as bonds and inland marine. In addition, the Other Property and Casualty segment consists of: AMGRO, Inc. (“AMGRO”), the Company’s premium financing business; Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995.

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Segment revenues:
Property and Casualty:
Personal Lines	$374.6	$382.2	$745.9	$771.5
Commercial Lines	235.0	224.1	466.1	441.7
Other Property and Casualty	8.9	7.1	18.6	14.1

Total Property and Casualty	618.5	613.4	1,230.6	1,227.3
Life Companies	34.1	41.4	82.3	99.4
Intersegment revenues	(1.4)	(2.1)	(3.3)	(4.5)

Total segment revenues	651.2	652.7	1,309.6	1,322.2
Adjustments to segment revenues:
Net realized investment gains	2.9	4.2	8.5	16.2
Other (loss) income	(0.3)	(0.7)	0.3	(0.4)

Total revenues	$653.8	$656.2	$1,318.4	$1,338.0

Segment income before federal income taxes:
Property and Casualty:
Personal Lines:
GAAP underwriting profit	$24.7	$29.8	$43.1	$41.6
Net investment income	26.8	25.2	53.4	50.1
Other	2.2	2.4	6.2	4.9

Personal Lines segment income	53.7	57.4	102.7	96.6
Commercial Lines:
GAAP underwriting profit (loss)	3.2	5.1	15.0	(0.1)
Net investment income	26.2	24.9	52.3	49.5
Other	0.8	1.0	1.9	2.1

Commercial Lines segment income	30.2	31.0	69.2	51.5
Other Property and Casualty:
GAAP underwriting loss	(0.9)	(0.1)	(1.2)	(0.6)
Net investment income	3.0	1.3	6.8	2.6
Other	0.2	0.5	0.4	1.8

Other Property and Casualty segment income	2.3	1.7	6.0	3.8

Total Property and Casualty	86.2	90.1	177.9	151.9
Life Companies	(1.0)	(7.5)	(2.9)	(16.8)
Interest on corporate debt	(9.9)	(9.9)	(19.9)	(19.9)

Segment income before federal income taxes	75.3	72.7	155.1	115.2
Adjustments to segment income:
Net realized investment gains, net of deferred acquisition cost amortization	3.6	3.6	9.4	14.9
Gains (losses) on derivative instruments	0.1	(0.3)	0.1	(0.5)
Restructuring costs	(0.6)	(0.2)	(0.9)	(0.9)

Income from continuing operations before federal income taxes	$78.4	$75.8	$163.7	$128.7

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) June 30, 2006	December 31, 2005	(Unaudited) June 30, 2006	December 31, 2005
Property and Casualty (1)	$6,780.4	$7,220.2	$221.9	$201.9
Life Companies (2)	2,908.7	3,478.0	5.8	7.1
Intersegment eliminations (3)	—	(64.2)	—	—

Total	$9,689.1	$10,634.0	$227.7	$209.0

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued group life and health operations.
(3)	The 2005 balance reflects a $64.0 million dividend from FAFLIC and other Life Companies’ non-insurance subsidiaries to the holding company, which was paid during the first quarter of 2006.

Discontinued Operations – Group Life and Health

During 1999, the Company exited its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $25.1 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At June 30, 2006 and December 31, 2005, the discontinued segment had assets of approximately $349.3 million and $369.9 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $423.4 million and $441.9 million, respectively, consisting primarily of policy liabilities.

10. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share.

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2006	2005	2006	2005
Basic shares used in the calculation of earnings per share	51.0	53.4	52.0	53.4
Dilutive effect of employee stock options and non-vested grants	0.6	0.5	0.6	0.4

Diluted shares used in calculation of earnings per share	51.6	53.9	52.6	53.8

Per share effect of dilutive securities on income from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Per share effect of dilutive securities on net income	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Options to purchase 1.1 million shares of common stock were outstanding during the quarter and six months ended June 30, 2006 and options to purchase 4.6 million shares of common stock were outstanding during the quarter and six months ended June 30, 2005, but were not included in the computation of diluted earnings per share because the estimated proceeds from their exercise was greater than the average market price of the common shares for these periods and, therefore, the effect would be antidilutive.

11. Stock-Based Compensation Plans

On May 16, 2006, the shareholders approved the adoption of The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”). Key employees, directors and certain consultants of the Company and its subsidiaries are eligible for awards pursuant to the Plan, which is administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, unrestricted stock, stock units, or any combination of these, subject to certain limits. The Plan authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited or cancelled, or expire or terminate, after the adoption date without the issuance of stock become available for future grants under the Plan. As of June 30, 2006, there were 3,055,987 shares available for grants under the Plan. The Company utilizes shares of stock held in the treasury account for option exercises and other awards granted under both plans.

Prior to January 1, 2006, the Company applied the provisions of APB Opinion No. 25 in accounting for its stock-based compensation plans. Under APB Opinion No. 25, the Company did not recognize compensation expense related to employee stock options because the exercise price of its options equaled the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted Statement No. 123(R) which requires the Company to recognize the fair value of compensation costs for all share-based payments, including employee stock options, in the financial statements. The Company adopted Statement No. 123(R) using the modified prospective transition method. Under this method, the Company will not restate its prior financial statements, but will recognize compensation cost for all share-based awards granted, modified or settled after January 1, 2006, as well as any awards that were granted prior to January 1, 2006 for which the requisite service period had not been provided as of the implementation date, (i.e., unvested awards). Unvested awards are to be expensed consistent with the valuation used in previous disclosures of the pro-forma effect of Statement No. 123. The cumulative effect adjustment recognized in the first quarter of 2006 relating to the adoption of Statement No. 123(R), was a benefit of $0.6 million, net of tax.

Compensation cost recorded pursuant to Statement No. 123(R) for the quarter and six months ended June 30, 2006 was $5.1 million and $8.6 million, respectively. The related tax benefit for the quarter and six months ended June 30, 2006 was $1.8 million and $3.0 million, respectively. For the quarter and six months ended June 30, 2005, compensation cost of $0.3 million and $0.2 million, respectively, was recognized in accordance with APB Opinion No. 25. The related tax benefits for the quarter and six months ended June 30, 2005 was $0.1 million and $0.2 million, respectively.

The following table shows the additional costs and related per share effect for the quarter and six months ended June 30, 2006, reflected in our Consolidated Statements of Income as a result of adopting Statement No. 123(R). Also shown is the impact on the Consolidated Statements of Cash Flows to cash flows from operating activities and financing activities as a result of adopting Statement No. 123(R).

	(Unaudited)		(Unaudited)
	Quarter Ended June 30, 2006		Six Months Ended June 30, 2006
(In millions, except per share data)	Results	Earnings Per Share (Basic and Diluted)	Results	Earnings Per Share (Basic and Diluted)
Income from continuing operations before federal income tax	$(1.7)	$(0.03)	$(2.9)	$(0.06)
Income from continuing operations	(1.1)	(0.02)	(1.9)	(0.04)
Cumulative effect of change in accounting principle	—	—	0.6	0.01

Net income	$(1.1)	$(0.02)	$(1.3)	$(0.03)

Cash flows:

Operating activities	$(1.1)	NA	$(7.0)	NA
Financing activities	1.1	NA	7.0	NA

NA – not applicable

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement No. 123, to stock-based compensation in 2005:

(In millions, except per share data)	(Unaudited) Quarter Ended June 30, 2005	(Unaudited) Six Months Ended June 30, 2005
Net income, as reported	$72.0	$118.5
Stock-based compensation expense included in reported net income, net of taxes	0.2	0.3
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(2.1)	(3.9)

Net income, after effect of Statement No. 123	$70.1	$114.9

Earnings per share:
Basic - as reported	$1.35	$2.22

Basic - after effect of Statement No. 123	$1.31	$2.15

Diluted - as reported	$1.34	$2.20

Diluted - after effect of Statement No. 123	$1.30	$2.13

Stock Options

Under the Plan and the 1996 Plan, options may be granted to eligible employees or agents at a price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2005 and 2006 vest over three years with a 25% vesting rate in the first two years and a 50% vesting rate in the final year. Options must be exercised not later than ten years from the date of grant. When participants retire, their shares become fully vested and must be exercised within three years from the date of retirement. Information on the Company’s stock option plans are summarized below.

	(Unaudited) Six Months Ended June 30, 2006
(In whole shares, dollars in millions, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic value	Weighted Average Remaining Contractual Life (years)
Outstanding, beginning of period	5,745,106	$38.45
Granted	100,000	46.28
Exercised	1,186,920	31.18
Forfeited or cancelled	330,013	44.45

Outstanding, end of period	4,328,173	$40.17	$39.0	6.3

Exercisable, end of period	2,728,834	$42.84	$20.0	5.3

The following table summarizes information for stock options exercised during the periods indicated.

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Intrinsic value of options exercised	$3.1	$0.5	$20.1	$2.9
Cash received for options exercised	6.1	0.5	37.0	2.4
Excess tax benefits realized from options exercised	1.1	—	7.0	—

The fair value of each option is estimated on the date of grant or date of conversion using the Black-Scholes option pricing model. For all options granted through June 30, 2006, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

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

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $14.10 and $11.53, respectively. The following significant assumptions were used to determine the fair value for options granted.

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	NA	—	0.5%	—
Expected volatility	NA	31.23% to 34.26%	27.74% to 32.93%	31.23% to 34.97%
Risk-free interest rate	NA	3.6% to 4.1%	4.6% to 4.7%	3.3% to 4.2%
Expected term, in years	NA	2.5 to 5.0	2.5 to 5.0	2.5 to 5.0

NA – No options were granted during the quarter ended June 30, 2006.

The expected dividend yield is based on the Company’s most recent dividend payout. Expected volatility is based on the Company’s historical daily stock price volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options are expected to be outstanding and is derived using historical exercise, forfeit and cancellation behavior, along with certain other factors expected to differ from historical data.

The fair value of shares vested during the quarters ended June 30, 2006 and 2005 was $0.6 million and $0.5 million, respectively, and the fair value of shares vested during the six months ended June 30, 2006 and 2005 was $13.7 million and $18.0 million, respectively. Unrecognized compensation expense of $6.3 million related to unvested stock options at June 30, 2006 will be recognized over the next 1.3 years (weighted average period).

Restricted Stock

Stock grants may be awarded to eligible employees at a price established by the Committee (which may be zero). Under the Plan, the Company may award shares of restricted stock, as well as shares of unrestricted stock. Restricted stock grants may vest based upon performance criteria or continued employment and be in the form of shares or units. Vesting periods are established by the Committee. Stock grants under the 1996 Plan which vest based on performance, vest over a minimum one year period. Stock grants under the 1996 Plan which vest based on continued employment, vest at the end of a minimum of three consecutive years of employment.

Until May 16, 2006, the Company granted performance based restricted share units to certain employees pursuant to the 1996 Plan, using two vesting schedules. The first group vests after two years of continued employment and the achievement of specific individual performance goals. The second group vests upon the Company’s achieving certain corporate goals at the end of the second year, with a vesting period of 50% after two years of continued service from the date of grant and the balance after an additional year of continued service. In 2006, the Company also granted shares of restricted stock to eligible employees, which vest after three years of continued service.

The following table summarizes information about employee nonvested stock and performance based restricted share units:

	(Unaudited) Six Months Ended June 30, 2006
(In whole shares, dollars in millions, except per share data)	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (years)
Restricted Stock:
Restricted, beginning of period	43,652	$35.02
Granted	7,663	45.08

Restricted, end of period	51,315	$37.13	$0.5	1.8

Performance based restricted stock units:
Outstanding, beginning of period (1)	245,294	$36.23
Granted (1)	306,076	46.41
Forfeited	20,240	37.96

Outstanding, end of period (1)	531,130	$42.03	$2.9	1.6

(1)	Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level.

Compensation cost associated with both restricted stock and restricted stock units is calculated based upon grant date fair value, which is determined using current market prices.

As of June 30, 2006, there was $14.7 million of total unrecognized compensation cost related to unvested restricted stock and performance based restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.7 years.

There were no restricted shares that vested during the second quarter or first six months of 2006 or the second quarter or first six months of 2005.

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

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on the Company’s financial position. Although AFLIAC was sold to Goldman Sachs on December 30, 2005, the Company has agreed to indemnify AFLIAC and Goldman Sachs with respect to this litigation. However, in the Company’s judgment, the outcome is not expected to be material to the Company’s financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. A trial date for the damage phase of the litigation has been set for December 2006.

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

Executive Overview

As a result of the sale of the variable life insurance and annuity business in December 2005, the property and casualty business constitutes our primary ongoing operations. During 2006, we plan to continue to execute our strategies for profitably growing both our personal lines and commercial lines of business.

In our personal lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and continue to provide us with profitable growth opportunities. We plan to maintain our focus on the expansion of our distribution capabilities by actively seeking to write more business with our best agents, and to develop new relationships with agents in the states where we conduct business. At the same time, we are making significant investments to strengthen our product offerings. We continue to introduce Connections™ Auto, our new multivariate auto product, to additional states and believe this product will help us to deepen and expand our distribution network and allow us to profitably underwrite a broader spectrum of risks. In the first six months of 2006, we generated growth in written premium, due primarily to the introduction of this product in several states in 2005 and the first half of 2006. Our Connections™ Auto product is now available in twelve states and we plan to introduce it in five additional states in the second half of 2006.

During the second half of 2006, we will continue to invest in our commercial lines business, by building and maintaining relationships with key agents. We will continue to develop our product portfolio and specialty lines expertise in our commercial lines business as we target small and first-tier middle markets, which encompass clients whose annual premiums are generally below $200,000. We continue to expand our business owner’s policy to accommodate a broader spectrum of risks and larger accounts, and continue enhancing our inland marine, bond and umbrella programs, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders in our target markets. In the first six months of 2006, we have experienced strong growth in both our inland marine and bond target markets, as well as growth in our more traditional products.

During the first six months of 2006, our property and casualty group’s earnings increased compared to the prior year due primarily to improved loss performance in both Personal Lines and Commercial Lines. Partially offsetting these improved earnings was an increase in underwriting and loss adjustment expenses (“LAE”).

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

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes such property and casualty coverages as personal automobile, homeowners and other personal policies, while Commercial Lines includes such property and casualty coverages as commercial multiple peril, commercial automobile, workers’ compensation and other commercial policies, such as bonds, and inland marine business. In addition, the Other Property and Casualty segment consists of: Amgro, Inc. (“AMGRO”), our premium financing business; Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; and earnings on holding company assets, as well as voluntary pools business in which we have not actively participated since 1995.

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

Our consolidated net income for the second quarter of 2006 was $50.9 million compared to $72.0 million for the same period in 2005. The decrease in earnings is primarily the result of the absence in 2006 of a $12.9 million benefit representing a reduction in federal income tax reserves for prior years, recorded in 2005. Of this $12.9 million benefit, $10.6 million related to our discontinued variable life insurance and annuity business. The decrease in earnings also reflects an additional $7.1 million change in our discontinued operations, as well as an increase of $4.1 million in federal income taxes related to segment income. In addition, our property and casualty segment income decreased $3.9 million. These decreases were partially offset by a reduction of $6.5 million in our Life Companies’ segment loss.

Consolidated net income for the first six months was $91.4 million, compared to $118.5 million for the same period in 2005. The decrease in earnings is primarily the result of a $22.9 million loss from the disposal of our variable life insurance and annuity business. Also contributing to the decrease was an increase in federal income taxes on segment income of $17.9 million. In addition, there is the absence in 2006 of the aforementioned $12.9 million benefit relating to prior year federal income tax reserves as well as the results of the discontinued variable life insurance and annuity business, which provided earnings of $10.4 million in 2005. These decreases were partially offset by $26.0 million of increased property and casualty segment income and a $13.9 million reduction in segment loss in the Life Companies.

The following table reflects segment income as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and a reconciliation of total segment income to consolidated net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$53.7	$57.4	$102.7	$96.6
Commercial Lines	30.2	31.0	69.2	51.5
Other Property and Casualty	2.3	1.7	6.0	3.8

Total Property and Casualty	86.2	90.1	177.9	151.9
Life Companies	(1.0)	(7.5)	(2.9)	(16.8)
Interest expense on corporate debt	(9.9)	(9.9)	(19.9)	(19.9)

Total segment income before federal income taxes	75.3	72.7	155.1	115.2

Federal income tax expense on segment income	(23.6)	(19.5)	(47.2)	(29.3)
Change in prior year tax reserves	—	2.3	—	2.3
Net realized investment gains, net of deferred acquisition cost and amortization	3.6	3.6	9.4	14.9
Net gains (losses) on derivative instruments	0.1	(0.3)	0.1	(0.5)
Restructuring costs	(0.6)	(0.2)	(0.9)	(0.9)
Federal income tax expense on non-segment items	(1.1)	(1.5)	(2.8)	(4.2)

Income from continuing operations, net of taxes	53.7	57.1	113.7	97.5
Discontinued operations:
Income from discontinued variable life insurance and annuity business, net of taxes	—	14.9	—	21.0
Loss from disposal of variable life insurance and annuity business, net of taxes	(2.8)	—	(22.9)	—

Income before cumulative effect of change in accounting principle	50.9	72.0	90.8	118.5
Cumulative effect of change in accounting principle, net of taxes	—	—	0.6	—

Net income	$50.9	$72.0	$91.4	$118.5

Segment Income

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Property and Casualty segment income decreased $3.9 million, or 4.3%, to $86.2 million, in the second quarter of 2006, compared to $90.1 million in the second quarter of 2005. Catastrophe losses increased $12.5 million, from $7.0 million in the second quarter of 2005 to $19.5 million in the same period of 2006. Excluding the impact of catastrophe losses, segment income would have increased $8.6 million as compared to 2005. Segment income was positively affected by improved current accident year underwriting results of an estimated $13 million, primarily due to favorable loss activity and earned premium growth in our bond and inland marine lines of business. Also positively affecting segment income was an increase of $11.3 million of favorable development on prior years’ loss and LAE reserves, to $27.2 million in the second quarter of 2006. Net investment income also increased by $4.6 million, due to improved operational cash flows in the second quarter of 2006. These favorable items were partially offset by increased underwriting and LAE expenses of $20.6 million, primarily attributable to the impact of the new accounting for stock-based compensation in 2006, implementation of a new claims operating model, investments in technology, and employee related expenses. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the disposal of the variable life insurance and annuity business in December 2005.

Life Companies’ segment loss was $1.0 million in the second quarter of 2006 compared to a loss of $7.5 million during the same period in 2005. The improvement was primarily due to the absence, in 2006, of a $4.0 million provision recorded in 2005 for a SEC investigation related to market timing as well as to lower expenses due to the run-off of our continuing life business.

Our federal tax expense on segment income was $23.6 million for the second quarter of 2006, compared to $19.5 million for the same period in 2005. This increase is primarily due to the absence in 2006 of the benefit related to prior year federal income tax reserves and a reduced level of tax-exempt interest.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Property and Casualty segment income increased $26.0 million, or 17.1%, to $177.9 million, for the six months ended June 30, 2006, compared to $151.9 million in the same period in 2005. Segment income was positively affected by improved current accident year underwriting results of an estimated $30 million, primarily due to favorable loss activity in both our Personal and Commercial lines of business and earned premium growth in our bond and inland marine lines. Also positively affecting segment income was an increase of $22.5 million of favorable development on prior years’ loss and LAE reserves. Net investment income increased by $10.3 million, due to improved operational cash flows in the first six months of 2006. These favorable items were partially offset by increased underwriting and LAE expenses of $34.8 million primarily attributable to the impact of the new accounting for stock-based compensation in 2006, implementation of a new claims operating model, investments in technology, and employee related expenses. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the disposal of the variable life insurance and annuity business in December 2005. Additionally, catastrophe losses increased $7.5 million, from $19.3 million in the first six months of 2005 to $26.8 million in the same period of 2006.

Life Companies’ segment loss was $2.9 million in the six months ended June 30, 2006 compared to a loss of $16.8 million in the same period of 2005. This improvement was primarily the result of lower expenses due to the run-off of our continuing life business and the absence in 2006 of the aforementioned $4.0 million provision for a SEC investigation related to market timing.

Our federal income tax expense on segment income was $47.2 million for the first six months of 2006 compared to $29.3 million for the same period of 2005. The increase in tax expense is primarily the result of an increase in underwriting income in our Property and Casualty business and a reduced level of tax-exempt interest in the current year.

Other Items

Net realized gains on investments were $3.6 million in the second quarter of both 2006 and 2005. Net realized gains on investments for the first six months of 2006 and 2005 were $9.4 and $14.9 million, respectively, primarily due to gains recognized from the sale of fixed maturities, partially offset by impairments of fixed maturities and other invested assets.

In December 2005, we sold our variable life insurance and annuity business. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment on Disposal of Long-lived Assets (“Statement No. 144”), we have reflected the 2005 results of AFLIAC variable life insurance and annuity business as a discontinued operation. As such we have restated prior year balances related to this business as discontinued operations. We recognized income of $14.9 million and $21.0 million from discontinued operations in the second quarter and first six months of 2005, respectively. Included in these amounts is $10.6 million of the aforementioned $12.9 million federal income tax settlement. The remaining $2.3 million is reflected as a change in prior years tax reserves within continuing operations.

In comparison, we recorded losses of $2.8 million and $22.9 million in the second quarter and first six months of 2006, respectively, related to these discontinued operations. The losses in the second quarter primarily related to costs associated with the transition of this business to Goldman Sachs. The losses in the first six months related to both a $15.0 million increase to the existing provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold, as well as a $7.9 million loss related to costs associated with the transition of this business to Goldman Sachs (see Life Companies for further information). The additional $15.0 million provision was recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others in connection with distributions under a subset of our former variable annuity business.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which resulted in a benefit of $0.6 million. This adjustment was the result of remeasuring the value of certain stock-based awards at grant-date fair value that had previously been measured at intrinsic value.

Net income includes the following items by segment:

	Quarter Ended June 30, 2006
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses) (1)	$2.5	$2.5	$(1.5)	$0.1	$3.6
Gains on derivative instruments	—	—	—	0.1	0.1
Restructuring costs	—	—	—	(0.6)	(0.6)
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(2.8)	(2.8)

	Quarter Ended June 30, 2005
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Change in prior years tax reserves	$—	$—	$—	$2.3	$2.3
Net realized investment gains (1)	0.2	—	0.7	2.7	3.6
Losses on derivative instruments	—	—	—	(0.3)	(0.3)
Restructuring costs	—	—	—	(0.2)	(0.2)
Income from discontinued variable life insurance and annuity business, net of taxes	—	—	—	14.9	14.9

	Six Months Ended June 30, 2006
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses) (1)	$4.7	$4.7	$3.7	$(3.7)	$9.4
Gains on derivative instruments	—	—	—	0.1	0.1
Restructuring costs	—	—	—	(0.9)	(0.9)
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(22.9)	(22.9)
Cumulative effect of change in accounting principle, net of taxes	0.2	0.3	—	0.1	0.6

	Six Months Ended June 30, 2005
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Change in prior years tax reserves	$—	$—	$—	$2.3	$2.3
Net realized investment (losses) gains (1)	(0.5)	(0.7)	0.7	15.4	14.9
Losses on derivative instruments	—	—	—	(0.5)	(0.5)
Restructuring costs	—	—	—	(0.9)	(0.9)
Income from discontinued variable life insurance and annuity business, net of taxes	—	—	—	21.0	21.0

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes corporate eliminations.

Segment Results

The following is our discussion and analysis of our results of operations by business segment. The segment results are presented before taxes and other items which we believe are not indicative of core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Segment revenues
Net premiums written	$598.4	$557.5	$1,172.4	$1,105.9

Net premiums earned	$549.4	$549.8	$1,090.3	$1,100.0
Net investment income	56.0	51.4	112.5	102.2
Other income	13.1	12.2	27.8	25.1

Total segment revenues	618.5	613.4	1,230.6	1,227.3

Losses and operating expenses
Losses and loss adjustment expenses	336.6	343.7	664.4	715.2
Policy acquisition expenses	117.2	113.5	230.6	227.6
Other operating expenses	78.5	66.1	157.7	132.6

Total losses and operating expenses	532.3	523.3	1,052.7	1,075.4

Segment income	$86.2	$90.1	$177.9	$151.9

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Property and Casualty segment income decreased $3.9 million, or 4.3%, to $86.2 million, in the second quarter of 2006, compared to $90.1 million in the second quarter of 2005. Catastrophe losses increased $12.5 million, from $7.0 million in the second quarter of 2005 to $19.5 million in the same period of 2006. Excluding the impact of catastrophe losses, segment income would have increased $8.6 million as compared to 2005. Segment income was positively affected by improved current accident year underwriting results of an estimated $13 million, primarily due to favorable loss activity and earned premium growth in our bond and inland marine lines of business. Also positively affecting segment income was an increase of $11.3 million of favorable development on prior years’ loss and LAE reserves, to $27.2 million in the second quarter of 2006, from $15.9 million in the same period of 2005. Net investment income increased by $4.6 million, due to improved operational cash flows in the second quarter of 2006. These favorable items were partially offset by increased underwriting and LAE expenses of $20.6 million, primarily attributable to the impact of the new accounting for stock-based compensation in 2006, implementation of a new claims operating model, investments in technology and employee related expenses. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the disposal of the variable life insurance and annuity business in December 2005.

Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Quarter Ended June 30,
	2006			2005
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)	Catast- rophe loss ratios (2)	GAAP Net Premiums Written	GAAP Loss Ratios (1)	Catast- rophe loss ratios (2)
Personal Lines:
Personal automobile	$244.0	53.2	0.5	$231.3	59.3	0.3
Homeowners	105.6	50.0	7.4	105.3	46.2	3.3
Other personal	11.1	38.6	4.2	11.1	24.0	3.0

Total Personal Lines	360.7	51.9	2.6	347.7	54.5	1.2

Commercial Lines:
Workers’ compensation	27.8	51.4	—	28.7	79.1	—

Commercial automobile	53.6	46.3	1.9	52.4	50.3	0.4

Commercial multiple peril	96.3	47.9	5.1	89.7	43.9	2.3

Other commercial	59.7	40.6	12.0	38.8	39.5	1.3

Total Commercial Lines	237.4	46.4	5.2	209.6	50.6	1.3

Total	$598.1	49.9	3.5	$557.3	53.2	1.3

	2006			2005
	GAAP LAE Ratio	GAAP Expense Ratio (4)	GAAP Combined Ratio (3)	GAAP LAE Ratio	GAAP Expense Ratio (4)	GAAP Combined Ratio (3)
Personal Lines	11.2	29.8	92.9	9.0	28.0	91.5
Commercial Lines	11.3	40.7	98.4	9.8	37.0	97.4
Total	11.2	33.8	94.9	9.3	31.2	93.7

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(3)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting.

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

	Quarter Ended June 30,
	2006				2005
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit, excluding prior year reserve development and catastrophes	$16.3	$2.9	$0.1	$19.3	$24.6	$0.9	$0.4	$25.9
Prior year reserve development favorable (unfavorable)	17.3	10.9	(1.0)	27.2	9.6	6.8	(0.5)	15.9
Pretax catastrophe losses	(8.9)	(10.6)	—	(19.5)	(4.4)	(2.6)	—	(7.0)

GAAP underwriting profit (loss)	24.7	3.2	(0.9)	27.0	29.8	5.1	(0.1)	34.8
Net investment income (1)	26.8	26.2	3.0	56.0	25.2	24.9	1.3	51.4
Other income	3.3	4.1	5.7	13.1	3.7	2.9	5.6	12.2
Other operating expenses	(1.1)	(3.3)	(5.5)	(9.9)	(1.3)	(1.9)	(5.1)	(8.3)

Segment income	$53.7	$30.2	$2.3	$86.2	$57.4	$31.0	$1.7	$90.1

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group and allocate net investment income to each of our Property and Casualty segments.

Personal Lines

Personal Lines’ net premiums written increased $13.0 million, or 3.7%, to $360.7 million in the second quarter of 2006. This was primarily attributable to an increase in new business written in the personal automobile line due to the introduction of our new product, Connections Auto.

Policies in force in the personal automobile line of business increased 2.5% as compared to policies in force at the end of the second quarter of 2005. The increase in policies in force compared to the prior year was due to new business growth in selected states as a result of our new Connections Auto product. This increase was partially offset by reduced exposures in Massachusetts and New Jersey, where we exited certain unprofitable agency relationships and certain employer and affinity group accounts that were not well aligned with our current strategy.

Policies in force in the homeowners line of business decreased 3.0% compared to policies in force at the end of the second quarter of 2005, while decreasing modestly by 0.4% as compared to March 31, 2006. The decrease from prior year primarily reflects our decision to exit certain unprofitable agency relationships and to exit employer and affinity groups that were not well aligned with our current strategy. In addition, policies in force in Michigan declined 1.8% compared to the second quarter of 2005, while decreasing modestly by 0.8% as compared to March 31, 2006. Also, to a lesser extent, the decline in policies in force in the homeowners line of business was affected by our actions to reduce coastal exposures in Massachusetts.

Personal Lines’ segment income decreased $3.7 million to $53.7 million for the second quarter of 2006, compared to $57.4 million for the same period in 2005. Catastrophe losses increased $4.5 million, from $4.4 million in the second quarter of 2005 to $8.9 million in the same period of 2006. Excluding the impact of catastrophe losses, segment income would have increased $0.8 million as compared to 2005. Segment income was positively affected by favorable development on prior years’ loss and LAE reserves of $7.7 million to $17.3 million in the second quarter of 2006, from $9.6 million in the second quarter of 2005. Also favorably affecting segment income, underwriting results for involuntary pools, primarily the Massachusetts Commonwealth Automobile Reinsurers (MA CAR) pool, improved $2.8 million in the second quarter of 2006. These favorable items were partially offset by higher LAE and underwriting expenses of $9.4 million primarily attributable to the impact of the new accounting for stock-based compensation in 2006, implementation of a new claims operating model, and employee related expenses. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to this segment.

Our ability to increase Personal Lines’ net written premiums and to maintain and improve underwriting results may be affected by price competition and regulatory actions.

Commercial Lines

Commercial Lines’ net premiums written increased $27.8 million, or 13.3% to $237.4 million in the second quarter of 2006. This increase is primarily attributable to an increase in new business driven by growth in our other commercial lines’ businesses, primarily bonds and inland marine. Also, to a lesser extent, written premiums grew in the commercial multiple peril and commercial automobile lines of business.

Commercial Lines’ segment income decreased $0.8 million to $30.2 million in the second quarter of 2006, compared to $31.0 million in 2005. Catastrophe losses increased $8.0 million, from $2.6 million in the second quarter of 2005 to $10.6 million in the same period of 2006. Excluding the impact of catastrophe losses, segment income would have increased $7.2 million as compared to 2005. Segment income was positively affected by an estimated $14 million of improved current accident year results, primarily due to continued favorable loss trends and earned premium growth in our bond and inland marine lines of business. In addition, favorable development on prior years’ loss and LAE reserves increased $4.1 million, to $10.9 million in the second quarter of 2006, from $6.8 million in the same period of 2005, driven primarily by the worker’s compensation and commercial automobile lines of business. These favorable items were partially offset by higher underwriting and LAE expenses of $10.4 million primarily attributable to the impact of the new accounting for stock-based compensation in 2006, implementation of a new claims operating model, investments in technology and employee related expenses. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to this segment.

Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results may be affected by increased price competition.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $0.6 million, to $2.3 million in the second quarter of 2006, from $1.7 million for the same period in 2005, primarily due to an increase in net investment income, partially offset by higher operating expenses.

Investment Results

Net investment income increased $4.6 million or 8.9% to $56.0 million for the quarter ended June 30, 2006. The increase in net investment income reflects an increase in average invested assets due to increased operational cash flows and from proceeds from the sale of the variable life insurance and annuity business, partially offset by cash outflows related to our share repurchase program. Average pre-tax yields on fixed maturities decreased to 5.5% for the second quarter of 2006 compared to 5.6% for the second quarter of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Property and Casualty segment income increased $26.0 million, or 17.1%, to $177.9 million, for the six months ended June 30, 2006, compared to $151.9 million in the same period in 2005. Segment income was positively affected by improved current accident year underwriting results of an estimated $30 million, primarily due to favorable loss activity in both our Personal and Commercial lines of business and earned premium growth in our bond and inland marine lines of business. Also positively affecting segment income was an increase of $22.5 million of favorable development on prior years’ loss and LAE reserves, to $52.1 million in the first six months of 2006, from $29.6 million in the same period of 2005. Net investment income increased by $10.3 million, due to improved operational cash flows in the first six months of 2006. These favorable items were partially offset by increased underwriting and LAE expenses of $34.8 million primarily attributable to the impact of the new accounting for stock-based compensation in 2006, implementation of a new claims operating model, investments in technology and employee related expenses. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the disposal of the variable life insurance and annuity business in December 2005. Catastrophe losses increased $7.5 million, from $19.3 million in the first six months of 2005 to $26.8 million in the same period of 2006.

Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Six Months Ended June 30,
	2006			2005
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratio (1)	Catastrophe Loss Ratios (2)	GAAP Net Premiums Written	GAAP Loss Ratio (1)	Catastrophe Loss Ratios (2)
Personal Lines:
Personal automobile	$496.0	56.1	0.3	$477.8	62.8	0.1
Homeowners	186.8	49.1	5.5	186.3	47.4	4.8
Other personal	19.5	23.8	2.1	19.4	32.1	3.0

Total Personal Lines	702.3	53.1	1.8	683.5	57.6	1.6

Commercial Lines:
Workers’ compensation	63.3	61.7	—	68.8	84.4	—
Commercial automobile	105.6	46.8	1.3	102.6	51.4	0.2
Commercial multiple peril	189.2	42.7	3.3	178.7	47.0	3.9
Other commercial	111.7	36.4	8.6	72.1	35.4	2.4

Total Commercial Lines	469.8	44.9	3.5	422.2	52.6	2.1

Total	$1,172.1	50.3	2.5	$1,105.7	55.9	1.8

	2006			2005
	GAAP LAE Ratio	GAAP Expense Ratio (4)	GAAP Combined Ratio(3)	GAAP LAE Ratio	GAAP Expense Ratio (4)	GAAP Combined Ratio(3)
Personal lines	10.8	29.7	93.6	8.8	27.8	94.2
Commercial lines	10.3	41.1	96.3	9.6	37.8	100.0
Total	10.7	33.8	94.8	9.1	31.3	96.3

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(3)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses, and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include catastrophe losses. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.
(4)	Includes policyholders’ dividends.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Six Months Ended June 30,
	2006				2005
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$30.3	$1.2	$0.1	$31.6	$33.7	$(3.7)	$0.6	$30.6
Prior year reserve development favorable (unfavorable)	25.4	28.0	(1.3)	52.1	19.1	11.7	(1.2)	29.6
Pretax catastrophe losses	(12.6)	(14.2)	—	(26.8)	(11.2)	(8.1)	—	(19.3)

GAAP underwriting profit (loss)	43.1	15.0	(1.2)	56.9	41.6	(0.1)	(0.6)	40.9
Net investment income(1)	53.4	52.3	6.8	112.5	50.1	49.5	2.6	102.2
Fee income	8.2	8.0	11.6	27.8	7.6	6.2	11.3	25.1
Other operating expenses	(2.0)	(6.1)	(11.2)	(19.3)	(2.7)	(4.1)	(9.5)	(16.3)

Segment income	$102.7	$69.2	$6.0	$177.9	$96.6	$51.5	$3.8	$151.9

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group and allocate net investment income to each of our Property and Casualty segments.

Personal Lines

Personal Lines’ net premiums written increased $18.8 million, or 2.8%, to $702.3 million in the first six months of 2006. This was primarily attributable to an increase in new business written in the personal automobile line due to the introduction of our new product, Connections Auto.

Personal Lines’ segment income increased $6.1 million to $102.7 million for the first six months of 2006, compared to $96.6 million for the same period in 2005. The increase in segment income was due to favorable loss performance in the first six months of 2006, as well as higher investment earnings and favorable results from certain involuntary pools. These items were partially offset by an increase in LAE and underwriting expenses. Segment income was positively affected by an estimated $10 million of improved current accident year underwriting results primarily attributable to a decrease in frequency of non-catastrophe claims in the personal automobile line. Also, favorable development on prior years’ loss and LAE reserves increased $6.3 million to $25.4 million in the first six months of 2006, from $19.1 million in the first six months of 2005. Investment earnings grew $3.3 million in the first six months of 2006 compared to the same period in 2005 due to an increase in average invested assets primarily due to higher operational cash flows. In addition, underwriting results for involuntary pools, primarily MA CAR, improved $2.9 million in the first six months of 2006. These favorable items were partially offset by higher LAE and underwriting expenses of $15.7 million primarily attributable to the implementation of a new claims operating model, the impact of the new accounting for stock-based compensation in 2006, investments in technology and employee related expenses. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to this segment. Catastrophe losses increased $1.4 million, from $11.2 million in the first six months of 2005 to $12.6 million in the same period of 2006.

Commercial Lines

Commercial Lines’ net premiums written increased $47.6 million, or 11.3% to $469.8 million for the first six months of 2006. This increase is primarily attributable to an increase in new business driven by growth in our other commercial lines’ businesses, primarily bonds and inland marine. Also, to a lesser extent, written premiums grew in the commercial multiple peril and commercial automobile lines of business. This growth was partially offset by declines in written premium in the workers’ compensation line of business.

Commercial Lines’ segment income increased $17.7 million to $69.2 million in the first six months of 2006, compared to $51.5 million in 2005. The increase in segment income is primarily attributable to favorable loss performance in the first six months, in both current and prior accident years, partially offset by higher underwriting and LAE expenses. Segment income was positively affected by an estimated $20 million of improved current accident year results, primarily due to continued favorable loss trends, and growth in earned premium in our bond and inland marine lines of business. Also, segment income was positively affected by an increase of $16.3 million of favorable development on prior years’ loss and LAE reserves, to $28.0 million in the first six months of 2006, from $11.7 million in the same period of 2005, driven primarily by the worker’s compensation and commercial automobile lines of business. These favorable items were partially offset by an increase of $17.1 million in underwriting and LAE expenses primarily attributable to the impact of the new accounting for stock-based compensation in 2006, investments in technology, employee related expenses and the implementation of a new claims operating model. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to this segment. Catastrophe losses increased $6.1 million, from $8.1 million in the first six months of 2005 to $14.2 million in the same period of 2006.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $2.2 million, to $6.0 million in the six months ended June 30, 2006, from $3.8 million for the same period in 2005, primarily due to an increase in net investment income, partially offset by higher operating expenses.

Investment Results

Net investment income increased $10.3 million or 10.1% to $112.5 million for the six months ended June 30, 2006. The increase in net investment income reflects an increase in average invested assets due to increased operational cash flows and proceeds from the sale of the variable life insurance and annuity business, partially offset by cash outflows related to our share repurchase program. Average pre-tax yields on fixed maturities decreased to 5.5% for the first six months of 2006 compared to 5.6% for the first six months of 2005.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At June 30, 2006 and December 31, 2005, total recorded reserves were 5.5% and 5.4% greater than actuarially indicated point estimates, respectively.

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

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation and increasing medical costs in the projection of ultimate costs. We have experienced increasing medical costs including those associated with personal automobile personal injury protection claims, particularly in Michigan, as well as in our workers’ compensation line in most states. This increase is reflected in our reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $52.1 million and $29.6 million for the six months ended June 30, 2006 and 2005, respectively, which represents 1.6%, and 1.0% of loss reserves held, respectively.

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

In 2005, we experienced significant catastrophe losses associated with Hurricane Katrina and established estimated gross loss and LAE reserves of approximately $535 million. Our loss estimate for Hurricane Katrina was developed using closed claims data, an analysis of the claims reported to date and estimated values of properties in the affected areas. Wind-speed data, flood maps and intelligence provided by on-the-ground staff and independent adjusters, were used to project anticipated claims and damage projections. Anticipated costs for demand surge (increased costs for construction material and labor due to the increased damage resulting from the hurricane) were also included in the estimate. However, estimating losses following a major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event, including the legal and regulatory uncertainty, difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, aggravating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas. As a result there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

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

The table below shows our recorded net reserves and the actuarial reserve point estimates by line of business at June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$691.0	$662.9	$695.2	$665.9
Homeowners	109.4	105.8	108.8	101.3
Other Personal lines	24.2	22.4	28.3	27.4
Workers’ Compensation	416.1	401.4	424.1	409.1
Commercial Automobile	165.5	154.1	167.6	156.5
Commercial Multiple Peril	506.1	472.0	538.0	504.2
Other Commercial lines	147.3	125.4	140.4	121.8
Asbestos and Environmental	24.1	20.3	24.4	20.5
Pools and other	222.3	222.3	224.3	224.3

Total	$2,306.0	$2,186.6	$2,351.1	$2,231.0

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at June 30, 2006 and December 31, 2005 vary by line of business. In our Commercial Lines Segment, management considered the current extent to which changes in the mix of business have affected our ultimate loss trends, particularly in our commercial multiple peril line of business, and the likelihood of future adverse development related to significant catastrophe losses experienced late in 2005. In our other commercial lines business, management considered the significant growth in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses. Moreover, in our Commercial Lines Segment, management considered the likelihood of adverse development in the workers compensation line where losses tend to emerge over long periods of time and rising medical costs have continued. In our Personal Lines Segment, management considered the significant improvement in frequency and severity trends the industry has experienced over several years in these lines of business which were unanticipated and remain to some extent unexplained. Also in Personal Lines, management considered the significant growth in our Connections Auto business and related growth in a number of states where there is additional uncertainty in the ultimate development of reserves due to the unseasoned nature of the product and the market. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At June 30, 2006 and December 31, 2005, total recorded reserves were 5.5% and 5.4% greater than actuarially indicated point estimates, respectively.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Six Months Ended June 30,
(In millions)	2006	2005
Reserve for losses and LAE, beginning of period	$3,458.7	$3,068.6

Incurred losses and LAE, net of reinsurance recoverable:

Provision for insured events of current year	716.2	744.4

Decrease in provision for insured events of prior years	(52.1)	(29.6)

Total incurred losses and LAE	664.1	714.8

Payments, net of reinsurance recoverable:

Losses and LAE attributable to insured events of current year	272.5	295.9

Losses and LAE attributable to insured events of prior years	436.7	382.5

Total payments	709.2	678.4

Change in reinsurance recoverable on unpaid losses	(229.4)	(58.8)

Reserve for losses and LAE, end of period	$3,184.2	$3,046.2

The table below summarizes the reserve for losses and LAE by line of business.

(In millions)	June 30, 2006	December 31, 2005
Personal Automobile	$1,202.6	$1,183.9

Homeowners and Other	180.7	224.5

Total Personal	1,383.3	1,408.4

Worker’s Compensation	659.7	672.5

Commercial Automobile	240.3	245.0

Commercial Multiple Peril	607.5	812.0

Other Commercial	293.4	320.8

Total Commercial	1,800.9	2,050.3

Total reserve for losses and LAE	$3,184.2	$3,458.7

The total reserve for losses and LAE as disclosed in the above table decreased by $274.5 million for the six months ended June 30, 2006. The decrease in 2006 was mostly a result of payments to insureds for hurricanes Katrina and Rita.

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

The table below summarizes the change in the provision for insured events of prior years by line of business.

	Six Months Ended June 30,
(In millions)	2006	2005
Increase (decrease) in loss provision for insured events of prior years:
Personal Automobile	$(22.3)	$(13.3)
Homeowners and other	(2.0)	(4.5)

Total Personal	(24.3)	(17.8)

Worker’s Compensation	(8.0)	4.5
Commercial Automobile	(4.0)	(0.4)
Commercial Multiple Peril	(7.6)	(7.8)
Other Commercial	(3.1)	(1.8)

Total Commercial	(22.7)	(5.5)

Voluntary Pools	1.3	1.2

Decrease in loss provision for insured events of prior years	(45.7)	(22.1)
Decrease in LAE provision for insured events of prior years	(6.4)	(7.5)

Decrease in total loss and LAE provision for insured events of prior year	$(52.1)	$(29.6)

Estimated loss reserves for claims occurring in prior years developed favorably by $45.7 million and $22.1 million during the first six months of 2006 and 2005, respectively. The favorable loss reserve development during the first six months of 2006 is primarily the result of lower claim severity in the most recent accident years in the workers’ compensation line and decreases in both personal and commercial automobile claim frequency in the 2003 and 2004 accident years.

The favorable loss reserve development during the first six months of 2005 is primarily the result of a decrease in personal lines claim frequency and claim severity in the 2004 accident year. In addition, the commercial multiple peril line and other commercial lines experienced lower claim severity in the 2004 and 2003 accident years. Partially offsetting these items was adverse development, primarily in the 2004 accident year, in the workers’ compensation line during the first six months of 2005, which is primarily the result of increased medical costs and long-term attendant care costs.

During the first six months of 2006 and 2005, estimated LAE reserves for claims occurring in prior years developed favorably by $6.4 million and $7.5 million, respectively. The favorable development in both years is primarily attributable to improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses primarily in the commercial multiple peril and workers’ compensation lines.

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.1 million and $24.3 million at June 30, 2006 and December 31, 2005, respectively, net of reinsurance of $16.0 million and $16.2 million at June 30, 2006 and December 31, 2005, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the last three years. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $56.9 million and $49.2 million at June 30, 2006 and December 31, 2005, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

Continuing Operations

The following table summarizes the results of operations for the Continuing Operations segment component for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Segment revenues
Premiums	$5.4	$5.5	$23.9	$24.6
Fees and other income	5.7	9.1	11.7	18.5
Net investment income (1)	23.0	26.8	46.7	56.3

Total segment revenue	34.1	41.4	82.3	99.4

Policy benefits, claims and losses	19.6	21.0	51.8	57.4
Policy acquisition expenses	0.3	1.5	0.5	3.7
Other operating expenses (2)	15.2	26.4	32.9	55.1

Segment net loss	$(1.0)	$(7.5)	$(2.9)	$(16.8)

(1)	Net investment income includes GIC income of $1.2 million and $3.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $3.8 million and $10.3 million for the six months ended June 30, 2006 and 2005, respectively.
(2)	Other operating expenses includes interest credited to the holders of such GICs of $2.4 million and $3.8 million for the quarters ended June 30, 2006 and 2005, respectively, and $4.9 million and $13.7 million for the six months ended June 30, 2006 and 2005, respectively.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Life Companies’ Continuing Operations segment loss was $1.0 million in the second quarter of 2006, compared to a loss of $7.5 million during the same period in 2005. This improvement was primarily due to the absence, in 2006, of a $4.0 million provision recorded in 2005 for an SEC investigation related to market timing, as well as to lower expenses resulting from the run-off of our continuing life business.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Life Companies’ Continuing Operations segment loss was $2.9 million in the first six months of 2006, compared to a loss of $16.8 million during the same period in 2005. This improvement was primarily the result of lower expenses due to the run-off of our continuing life business and the absence, in 2006, of the aforementioned $4.0 million provision for an SEC investigation related to market timing.

Discontinued Operations

Income from Operations of Discontinued Variable Life Insurance and Annuity Business

Results for the quarter and six months ended June 30, 2005 included $14.9 million and $21.0 million, respectively, net of taxes, related to the AFLIAC variable life insurance and annuity business. These results are reflected as a separate line item, Income from Operations of Discontinued Business, in the Consolidated Statements of Income. This business was sold as of December 30, 2005; therefore, there will not be future income related to the operations of this business.

Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business

For the year ended December 31, 2005, we recognized a loss of $444.4 million on the sale of the AFLIAC variable life insurance and annuity business.

For the six months ended June 30, 2006, we recorded an additional loss of $22.9 million, net of tax, of which $2.8 million was recorded in the second quarter. Included in this charge was an additional $15.0 million provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45. This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others for a subset of our former variable annuity business. This estimate is based on, among other things, our review of affected policies, mathematical extrapolations derived from such review, and our preliminary view of possible settlement ranges with the Internal Revenue Service and affected policyholders. Although we believe our FIN 45 liability for legal and regulatory matter indemnities is appropriate, including with respect to this matter, such estimates are inherently uncertain and there can be no assurance that these estimates will not materially increase in the future.

Also included in the loss for the quarter and six months ended June 30, 2006 was $2.8 million and $7.9 million, respectively, of costs primarily related to employee severance costs, net costs of transitional services, operations conversion expenses and other litigation matters. We currently anticipate incurring an estimated $7 million of additional costs related to these activities during the remainder of 2006.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	June 30, 2006		December 31, 2005
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$5,335.8	89.0%	$5,708.2	85.1%
Equity securities (1)	17.5	0.3	18.0	0.3
Mortgages	74.9	1.2	99.6	1.5
Policy loans (1)	133.9	2.2	139.9	2.1
Cash and cash equivalents (1)	393.4	6.6	701.5	10.4
Other long-term investments	39.3	0.7	42.6	0.6

Total	$5,994.8	100.0%	$6,709.8	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $715.0 million, or 10.7%, to $6.0 billion during the first six months of 2006, of which fixed maturities decreased $372.4 million and cash and cash equivalents decreased $308.1 million. Fixed maturities decreased primarily due to our funding the maturity of long-term funding agreements. In addition, contributing to the decline was a $155.0 million decrease in market value. These decreases were partially offset by purchases of fixed maturities resulting from improved operational cash flows in our Property and Casualty segment. Cash and cash equivalents, particularly in the Property and Casualty segment, decreased primarily as a result of our share repurchase program, as well as payments for losses related to Hurricane Katrina.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 93.5% of our total fixed maturity portfolio at June 30, 2006 and December 31, 2005.

The following table provides information about the credit quality of our fixed maturities:

(In millions)		June 30, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
1	Aaa/Aa/A	$3,884.2	$3,786.1	$3,891.2	$3,896.0
2	Baa	1,234.8	1,202.9	1,430.8	1,440.4
3	Ba	148.4	145.0	152.4	152.3
4	B	143.9	142.7	152.2	151.7
5	Caa and lower	55.5	54.9	55.5	62.8
6	In or near default	1.7	4.2	3.8	5.0

Total fixed maturities		$5,468.5	$5,335.8	$5,685.9	$5,708.2

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.6% for June 30, 2006 and December 31, 2005.

At June 30, 2006, $95.3 million of our fixed maturities were invested in traditional private placement securities, as compared to $100.1 million at December 31, 2005. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $4.7 million of realized losses on other-than-temporary impairments of fixed maturities for the first six months of 2006, as compared to $3.3 million for the first six months of 2005, principally resulting from our exposure to below investment grade securities. Other-than-temporary impairments of fixed maturities for the first six months of 2006 included $1.7 million from the industrial sector; $1.1 million from the automotive sector; $1.1 million from the consumer non-cyclical sector; $0.7 million from the consumer cyclical sector; and $0.1 million from the communication sector. For the first six months of 2005, other-than-temporary impairments of fixed maturities included $1.2 million from the finance sector; $1.2 million from the airline/transportation sector; and $0.9 million from the technology sector. In addition, we recognized $2.0 million of realized losses on other-than-temporary impairments of other invested assets for the six months ended 2006, of which $1.7 million is from low income housing partnerships and $0.3 million is from other invested asset partnerships. We recognized $0.2 million of realized losses attributable to other-than-temporary impairments related to equity securities for the first six months of 2005.

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

The following table provides information about our fixed maturities and equity securities that have been in an unrealized loss position as of the dates indicated.

	June 30, 2006		December 31, 2005
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
12 months or less	$113.4	$3,124.1	$38.7	$2,335.7
Greater than 12 months	44.1	687.7	26.7	595.8

Total investment grade fixed maturities	157.5	3,811.8	65.4	2,931.5

Below investment grade fixed maturities:
12 months or less	9.7	225.5	9.0	171.3
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities	9.7	225.5	9.0	171.3
Equity securities	—	—	0.1	1.4

Total fixed maturities and equity securities	$167.2	$4,037.3	$74.5	$3,104.2

We had $167.2 million of gross unrealized losses on fixed maturities and equity securities at June 30, 2006, as compared to $74.5 million at December 31, 2005. The increase in gross unrealized losses of investment grade fixed maturity investments is primarily due to the impact of higher market interest rates, rather than a decline in credit quality of these investments. Obligations of U.S. Treasury, U.S. government and agency securities, states and political subdivisions had associated gross unrealized losses of $25.8 million at June 30, 2006 and $12.1 million at December 31, 2005. At both June 30, 2006 and December 31, 2005, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at June 30, 2006 and December 31, 2005. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

(In millions)	June 30, 2006	December 31, 2005
Due in one year or less	$0.5	$0.2
Due after one year through five years	26.3	13.9
Due after five years through ten years	81.6	33.4
Due after ten years	58.8	26.9

Total fixed maturities	167.2	74.4
Equity securities	—	0.1

Total fixed maturities and equity securities	$167.2	$74.5

We had fixed maturity securities with a carrying value of $3.7 million on non-accrual status at June 30, 2006, as compared to $5.1 million at December 31, 2005. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $1.1 million for the six months ended June 30, 2006, as compared to a reduction of $1.3 million for the six months ended June 30, 2005. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by foreign currency, equity market and interest rate volatility. As such, we enter into foreign currency swap contracts, as well as compound foreign currency/interest rate swap contracts, to hedge foreign currency and interest rate exposure on specific funding agreement liabilities. We also entered into various types of interest rate swap contracts to hedge exposure to interest rate fluctuations on floating rate funding agreement liabilities that were matched with fixed rate securities.

We maintained an economic hedging program involving exchange traded futures contracts to hedge against increased guaranteed minimum death benefit (“GMDB”) claims that could arise from declines in the equity market below levels at December 3, 2003. In response to our entering into the agreement to sell our variable life insurance and annuity business, we discontinued this program on August 22, 2005. During the quarter ended June 30, 2005, we recognized $2.1 million in losses and, for the six months ended June 30, 2005, we recognized $3.7 million of gains as a result of this program. These results are reflected in the Consolidated Statements of Income as Income from Operations of Discontinued Business. The GMDB hedges did not qualify for hedge accounting under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement No. 133”).

We recognized $0.1 million of net realized losses on derivatives for the quarter ended June 30, 2006, as compared to $0.9 million of net realized losses for the quarter ended June 30, 2005. For the six months ended June 30, 2006, we recognized $0.1 million of net realized losses, as compared to $1.2 million of net realized gains for the six months ended June 30, 2005. The realized gains in 2005 were primarily due to the termination of derivative instruments used to hedge the embedded gains of certain bonds identified to be liquidated to settle the maturity of a particular long-term funding agreement. In May 2006, a long-term funding agreement and its associated swap contract, with a notional value of $245.9 million, matured. The remaining long-term funding agreements and their associated swap contracts, with a combined $32.6 million notional value, will mature in 2008 and 2011. In 2006 and 2005, excluding those derivatives used in the GMDB program, our derivative instruments primarily consisted of swap contracts. The majority of our derivative instruments were effective hedges under Statement No. 133.

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

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

The provision for federal income taxes from continuing operations was $24.7 million during the second quarter of 2006 compared to $18.7 million during the same period in 2005. These provisions resulted in consolidated effective federal tax rates of 31.5% and 24.7% for the quarters ended June 30, 2006 and 2005, respectively. The increase in the tax rate is primarily due to the absence in 2006 of a $2.3 million benefit realized in 2005, which resulted from our reduction in federal income tax reserves for prior years due to the resolution of prior tax years with the Internal Revenue Service. In addition, a reduced level of tax-exempt interest also contributed to the increase in the tax rate.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The provision for federal income taxes from continuing operations was $50.0 million during the first six months of 2006 compared to $31.2 million during the same period in 2005. These provisions resulted in consolidated effective federal tax rates of 30.5% and 24.2% for the six months ended June 30, 2006 and 2005, respectively. The increase in the tax rate is primarily due to higher underwriting income in our Property and Casualty business, a reduced level of tax-exempt interest in the current year and the aforementioned $2.3 million benefit in 2005.

Our investment portfolio included net unrealized losses of $220.2 million as of June 30, 2006. These unrealized losses resulted in net deferred tax assets of $77.1 million. We recorded a valuation allowance of $44.9 million related to these unrealized losses, as it is our opinion that it is more likely than not that this asset will not be fully realized. We recorded this valuation allowance as an adjustment to Accumulated Other Comprehensive Loss, in the Shareholders’ Equity section of the Consolidated Balance Sheets.

At June 30, 2006 and December 31, 2005, our total deferred tax asset valuation allowance was $210.2 million and $165.3 million, respectively.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at June 30, 2006 and December 31, 2005 included the current extent to which changes in the mix of business in our Commercial Lines segment have affected our ultimate loss trends, significant improvement in personal lines frequency and severity trends the industry has experienced over the past couple of years which were unanticipated and remain to some extent unexplained, the likelihood of future adverse development related to significant catastrophe losses experienced late in 2005, the significant growth in our new Connections Auto product, bond and inland marine businesses and related growth in a number of states for which we have limited actuarial data to estimate ultimate losses, and the likelihood of adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs have continued. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At June 30, 2006 and December 31, 2005, total recorded reserves were 5.5% and 5.4% greater than actuarially indicated point estimates, respectively. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2005 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $52.1 million and $29.6 million for the six months ended June 30, 2006 and 2005, respectively, which represents 1.6% and 1.0% of loss reserves held, respectively. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business in our Annual Report on Form 10-K for the year ended December 31, 2005 for guidance related to the annual development of our loss and LAE reserves.

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

Statutory Capital of Insurance Subsidiaries

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for FAFLIC and Hanover, as of June 30, 2006, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover (1)	$1,300.5	$462.8	$231.4	281%	562%
FAFLIC	205.3	40.7	20.4	504%	1006%

(1)	Hanover’s Total Adjusted Capital includes $651.0 million related to its subsidiary, Citizens.

The total adjusted statutory capital position of FAFLIC improved during 2006, from $195.2 million at December 31, 2005 to $205.3 million at June 30, 2006. The increase in statutory surplus primarily resulted from the utilization of our net operating loss carryforwards and other tax attributes, partially offset by losses incurred as a result of an agreement to provide transitional services to Goldman Sachs in connection with the sale of our variable life insurance and annuity business (see Life Companies for further information).

The improvement of FAFLIC’s RBC ratios reflects lower required risk-based capital primarily due to lower asset and statutory reserve levels as a result of scheduled GIC maturities, coinsurance, and continued business run-off.

Significant Transaction

On December 28, 2005, our Board of Directors authorized a share repurchase program of up to $200 million. As of May 3, 2006, we completed our share repurchase program, with repurchases of 4.0 million shares at an aggregate cost of $200 million.

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

In May 2006, Standard & Poor’s revised its outlook on our financial strength rating to positive from stable and reaffirmed its BBB+ (good) rating on our property and casualty subsidiaries and BBB- (good) on our life insurance company. In addition, Standard & Poor’s revised its outlook on our senior debt to positive from stable and re-affirmed its rating of BB+ (marginal). Also in May 2006, A.M. Best Co. reaffirmed the financial strength ratings of A- (excellent) of our property and casualty subsidiaries, and B+ (Very Good) of our life insurance company. All ratings from A.M. Best were assigned a “stable” outlook.

Liquidity and Capital Resources

Net cash used in operating activities was $44.4 million during the first six months of 2006, as compared to net cash provided of $55.4 million during the same period in 2005. The $99.8 million increase in cash used by operating activities resulted primarily from increased loss and LAE payments in the property and casualty business and reinsurance payments related to 2005 catastrophe activity. We also had an increase in payments to fund our qualified defined benefit pension plan and a slight increase in operating expense payments.

Net cash provided by investing activities was $226.6 million during the first six months of 2006, compared to $560.7 million for the same period of 2005. During 2006, cash was primarily provided by net sales of fixed maturity securities to fund the maturity of long-term funding agreements and the payment of 2005 contingent commissions. During 2005, cash was primarily provided by net sales of fixed maturities to fund the maturity of certain long-term funding agreements.

Net cash used in financing activities was $490.3 million during the first six months of 2006, compared to $689.1 million for the same period of 2005. During 2006, cash was primarily used to fund the maturity of certain long-term funding agreements and to fund our share repurchase program, while during 2005, cash was primarily used to fund the maturity of certain long-term funding agreements.

In 2005, our Board of Directors authorized a share repurchase program of up to $200 million. We repurchased 4.0 million shares at an aggregate cost of $200 million during the first half of 2006.

At June 30, 2006, THG, as a holding company, had $242.9 million of cash and fixed maturities. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2006, which consist primarily of interest on the senior debentures and junior subordinated debentures. Additionally, we expect that it will be necessary for the holding company to pay certain federal income tax liabilities during 2006 or 2007, as well as the indemnification of liabilities related to the sale of the variable life insurance and annuity business. However, we currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2006 holding company obligations.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements including the funding of our qualified defined benefit pension plan. Based on current law, we are required to contribute $52.1 million in 2006, of which $43.9 million has been paid through July 2006. Without pension funding relief currently being considered by Congress, we expect to make significant cash contributions to our qualified defined benefit pension plan in future years. As the single employer of THG, the funding of these plans is the responsibility of FAFLIC. This contribution will not affect the statutory surplus of FAFLIC.

Our insurance subsidiaries, including FAFLIC, maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments, common stock and short-term investments. We had no commercial paper borrowings as of June 30, 2006 and we do not anticipate utilizing commercial paper in 2006. Debt ratings downgrades resulted in our non-renewal of our credit line in 2003 and continue to preclude or adversely affect the cost and availability of credit lines, commercial paper, and other additional debt and equity financing.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position. Although AFLIAC was sold to Goldman Sachs on December 30, 2005, we have agreed to indemnify AFLIAC and Goldman Sachs with respect to this litigation. However, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. A trial date for the damage phase of the litigation has been set for December 2006.

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

In Massachusetts in 2006, personal automobile rate decreases of 8.7% were mandated by the Division of Insurance. We currently expect that the Division of Insurance will mandate a further rate decrease in 2007, which may exceed the decrease in 2006, and may be significant.

Legislation was recently enacted in Louisiana to extend the time period for Louisiana homeowners who have policy coverage claims arising out of hurricanes Katrina and Rita to take legal action against their insurance companies from the existing 12 month period to 24 months from the date of loss. The Louisiana Attorney General has filed a Declaratory Judgement action seeking to determine the constitutionality of the legislation. Separately, the Louisiana Insurance Commissioner has similarly directed insurers to extend the time period for policyholders to take legal action against their respective insurance companies. Additionally, the State of Louisiana continues to impose regulatory restrictions on our ability to reduce exposure to areas affected by hurricanes Katrina and Rita.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the first six months of 2006 to these risks or our management of them.

ITEM 4

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures Evaluation

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that during the fiscal quarter ended June 30, 2006 there were no such changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on our financial position. Although AFLIAC was sold to Goldman Sachs on December 30, 2005, we have agreed to indemnify AFLIAC and Goldman Sachs with respect to this litigation. However, in our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period. A trial date for the damage phase of the litigation has been set for December 2006.

ITEM 1A – RISK FACTORS

Risks and Forward-Looking Statements

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for 2006 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “plan”, “guidance” and similar expressions are intended to identify forward-looking statements. See “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2005.

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

Risks Relating to Our Property and Casualty Insurance Business

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years, including risks indirectly insured through discontinued pools which are included in the Other Property and Casualty segment (our retained Life Companies business also includes discontinued pools which present similar risks); (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments; (iii) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (iv) restrictions on insurance underwriting; (v) industry-wide change resulting from investigations and inquiries relating to compensation arrangements with insurance brokers and agents; and (vi) disruptions caused by the introduction of new personal lines products, such as our new multivariate auto product, and related technology changes and new personal and commercial lines operating models. Additionally, our profitability could be affected by adverse catastrophe experience, severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk. This factor, along with the increased cost of reinsurance, may result in insurers seeking to diversify their geographic exposure which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in non-coastal markets such as the Midwest. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of profits from operations in the Midwest.

Specifically, underwriting results and segment income could be adversely affected by changes in our net loss and LAE estimates related to hurricanes Katrina and Rita. The risks and uncertainties in our business that may affect such estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event. Factors that add to the complexity in this event include the legal and regulatory uncertainty, difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, the exacerbating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due in part to the availability and cost of resources to effect repairs. As a result, there can be no assurance that our ultimate costs associated with this event will not be substantially different from these estimates. In addition, there can be no assurance that, in light of the devastation in the areas affected by Hurricane Katrina, our ability to obtain and retain policyholders will not be adversely affected.

Hurricane Katrina has also caused uncertainty regarding the reinsurance marketplace, which also will experience significant losses related to this catastrophe. There can be no assurance that we will not be adversely affected by changes in the reinsurance marketplace, including the cost of and ability to obtain reinsurance coverages similar to our current programs.

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates. In addition, underwriting results and segment income could be adversely affected by changes in the current favorable frequency and loss trends generally being experienced industry-wide. Results in personal lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the Governor of Michigan’s proposals to reduce rates or the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores), by unfavorable loss trends that may result in New Jersey due to that state’s supreme court ruling relating to the no-fault tort threshold, and by disruptions caused by judicial and potential legislative intervention related to new rules adopted by the Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market, as well as the 2006 reduction in personal automobile rates and the possibility of future rate reductions. Also, our personal lines business production and earnings may be unfavorably affected by the introduction of our new multivariate auto product should we experience adverse selection because of our pricing, operational difficulties or implementation impediments with independent agents. In addition, there are increased underwriting risks associated with premium growth and the introduction of new products or programs, the appointment of new agencies and the expansion into new geographical areas.

Risks Relating to Our Life Insurance Business

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

Risks Relating to Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) heightened competition, including the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (ii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring, such as the proposal to ban the use of credit scores with respect to personal lines in Michigan or arising out of the pending report on credit scores to be issued by the U.S Fair Trade Commission, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) the inability to attract, or the loss or retirement of key executives or other key employees, particularly in the Life Companies segment through completion of the anticipated transition to Goldman Sachs; (vii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best (for example, written premiums in our Commercial Lines segment were adversely affected during the time that A.M. Best had Hanover Insurance and Citizens on “credit watch” shortly after hurricanes Katrina and Rita and before we provided our preliminary estimate of projected losses); (ix) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (x) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (xi) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (xii) defaults or impairments of debt securities held by us; (xiii) higher employee benefit costs due to changes in market values of plan assets, interest rates, employee compensation levels, regulatory requirements or judicial interpretations of benefits; (xiv) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xv) errors or omissions in connection with the administration of any of our products; and (xvi) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2006	1,406,714	$52.60	1,406,714	$294,000
May 1 – 31, 2006	5,786	$50.79	5,786	—
June 1 – 30, 2006	—	—	—	—

Total	1,412,500	$52.60	1,412,500	$—

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders’ meeting was held on May 16, 2006. The following is a brief description of each matter voted upon at the meeting and the votes cast.

Election of Directors:

Five directors nominated for election by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

	VOTES FOR	WITHHELD
Frederick H. Eppinger	41,997,343	1,898,433
Neal F. Finnegan	42,582,227	1,313,549
David J. Gallitano	42,511,419	1,384,357
Gail L. Harrison	38,905,326	4,990,450
Joseph R. Ramrath	42,602,292	1,293,484

The other directors whose terms continued after the Annual Meeting are Michael P. Angelini, Wendell J. Knox, Robert J. Murray, Edward J. Parry, III and Herbert M. Varnum.

Ratification of Independent Public Accountants:

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2006.

For	43,651,667
Against	93,159
Abstain	150,950

Approval of the Company’s 2006 Long-Term Incentive Plan:

Shareholders approved the Company’s 2006 Long-Term Incentive Plan.

For	22,757,864
Against	18,403,543
Abstain	277,529

ITEM 6 - EXHIBITS

EX – 10.1	The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Appendix I to the Registrant’s Proxy Statement (Commission File No. 001-13754) originally filed with the Commission on April 3, 2006 and incorporated herein by reference.

EX – 10.2	Description of 2006-2007 Non-Employee Director Compensation previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2006 and incorporated herein by reference.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc. Registrant

Dated August 9, 2006	/s/ Frederick H. Eppinger, Jr.
Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

Dated August 9, 2006	/s/ Edward J. Parry, III
Edward J. Parry, III
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Director