Form 10-Q
period 2006-09-30
HANOVER INSURANCE GROUP, INC.
filed 2006-11-09
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,005,156 shares of common stock outstanding, as of November 1, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2006	2005	2006	2005
REVENUES
Premiums	$568.2	$525.7	$1,682.4	$1,650.3
Fees and other income	22.6	22.2	58.8	60.8
Net investment income	78.3	79.4	237.8	238.0
Net realized investment gains	2.1	1.9	10.6	18.1

Total revenues	671.2	629.2	1,989.6	1,967.2

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	399.5	566.9	1,114.8	1,340.9
Policy acquisition expenses	121.7	116.5	352.8	347.9
Other operating expenses	106.7	86.6	315.0	290.5

Total benefits, losses and expenses	627.9	770.0	1,782.6	1,979.3

Income (loss) from continuing operations before federal income taxes	43.3	(140.8)	207.0	(12.1)

Federal income tax expense (benefit):
Current	(4.5)	(0.8)	18.3	5.2
Deferred	19.3	(34.6)	46.5	(9.4)

Total federal income tax expense (benefit)	14.8	(35.4)	64.8	(4.2)

Income (loss) from continuing operations	28.5	(105.4)	142.2	(7.9)
Discontinued operations (See Note 3):
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $3.5 and $14.1 for the quarter and nine months ended September 30, 2005)	-	17.6	-	38.6
Loss on disposal of variable life insurance and annuity business (net of income tax (expense) benefit of $(2.5) and $7.0 for the quarters ended September 30, 2006 and 2005, respectively, and $5.3 and $7.0 for the nine months ended September 30, 2006 and 2005, respectively	(2.9)	(474.6)	(25.8)	(474.6)
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $1.2 for the quarter and nine months ended September 30, 2006)	7.8	-	7.8	-

Income before cumulative effect of change in accounting principle	33.4	(562.4)	124.2	(443.9)
Cumulative effect of change in accounting principle (net of income tax expense of $0.3)	-	-	0.6	-

Net income (loss)	$33.4	$(562.4)	$124.8	$(443.9)

PER SHARE DATA
Basic
Income (loss) from continuing operations	$0.56	$(1.97)	$2.75	$(0.15)
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.07 and $0.26 for the quarter and nine months ended September 30, 2005)	-	0.33	-	0.72
Loss on disposal of variable life insurance and annuity business (net of income tax (expense) benefit of $(0.05) and $0.13 for the quarters ended September 30, 2006 and 2005, respectively, and $0.10 and $0.13 for the nine months ended September 30, 2006 and 2005, respectively)	(0.05)	(8.87)	(0.49)	(8.88)
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $0.02 for the quarter and nine months ended September 30, 2006)	0.15	-	0.15	-

Income (loss) before cumulative effect of change in accounting principle	0.66	(10.51)	2.41	(8.31)
Cumulative effect of change in accounting principle	-	-	0.01	-

Net income (loss) per share	$0.66	$(10.51)	$2.42	$(8.31)

Weighted average shares outstanding	50.9	53.5	51.7	53.4

Diluted
Income (loss) from continuing operations	$0.56	$(1.97)	$2.73	$(0.15)
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.07 and $0.26 for the quarter and nine months ended September 30, 2005)	-	0.33	-	0.72
Loss on disposal of variable life insurance and annuity business (net of income tax (expense) benefit of $(0.05) and $0.13 for the quarters ended September 30, 2006 and 2005, respectively, and $0.10 and $0.13 for the nine months ended September 30, 2006 and 2005, respectively)	(0.06)	(8.87)	(0.49)	(8.88)
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $0.02 for the quarter and nine months ended September 30, 2006)	0.15	-	0.14	-

Income (loss) before cumulative effect of change in accounting principle	0.65	(10.51)	2.38	(8.31)
Cumulative effect of change in accounting principle	-	-	0.01	-

Net income (loss) per share	$0.65	$(10.51)	$2.39	$(8.31)

Weighted average shares outstanding	51.3	53.5	52.2	53.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) September 30, 2006	December 31, 2005
ASSETS
Investments:
Fixed maturities at fair value (amortized cost of $5,498.4 and $5,685.9)	$5,474.9	$5,708.2
Equity securities at fair value (cost of $12.1 and $13.0)	17.3	18.0
Mortgage loans	59.4	99.6
Policy loans	127.2	139.9
Other long-term investments	40.5	42.6

Total investments	5,719.3	6,008.3

Cash and cash equivalents	391.9	701.5
Accrued investment income	72.6	76.5
Premiums, accounts and notes receivable, net	606.9	493.2
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,391.7	1,617.3
Deferred policy acquisition costs	237.9	209.0
Deferred federal income taxes	432.5	465.3
Goodwill	121.4	128.2
Other assets	345.6	362.8
Separate account assets	524.2	571.9

Total assets	$9,844.0	$10,634.0

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$1,281.5	$1,336.1
Outstanding claims, losses and loss adjustment expenses	3,279.9	3,551.6
Unearned premiums	1,141.6	1,011.3
Contractholder deposit funds and other policy liabilities	203.2	254.7

Total policy liabilities and accruals	5,906.2	6,153.7

Expenses and taxes payable	898.2	1,062.0
Reinsurance premiums payable	60.4	92.0
Trust instruments supported by funding obligations	36.9	294.3
Long-term debt	508.8	508.8
Separate account liabilities	524.2	571.9

Total liabilities	7,934.7	8,682.7

Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	-	-
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,809.0	1,785.1
Accumulated other comprehensive loss	(87.5)	(59.5)
Retained earnings	685.4	589.8
Treasury stock at cost (9.6 million and 6.8 million shares)	(498.2)	(364.7)

Total shareholders’ equity	1,909.3	1,951.3

Total liabilities and shareholders’ equity	$9,844.0	$10,634.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Nine Months Ended September 30,
(In millions)	2006	2005
PREFERRED STOCK
Balance at beginning and end of period	$-	$-

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,785.1	1,782.1
Tax benefit from exercise of stock options and other	7.1	2.4
Employee and director stock-based awards	16.8	(0.2)

Balance at end of period	1,809.0	1,784.3

ACCUMULATED OTHER COMPREHENSIVE LOSS
NET UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	9.9	87.1
Depreciation during the period:
Net depreciation on available-for-sale securities and derivative instruments	(33.3)	(59.1)
Benefit for deferred federal income taxes	5.3	20.7

	(28.0)	(38.4)

Balance at end of period	(18.1)	48.7

MINIMUM PENSION LIABILITY:
Balance at beginning and end of period	(69.4)	(84.1)

Total accumulated other comprehensive loss	(87.5)	(35.4)

RETAINED EARNINGS
Balance at beginning of period	589.8	943.4
Net income (loss)	124.8	(443.9)
Treasury stock issued for less than cost	(29.2)	(13.3)

Balance at end of period	685.4	486.2

TREASURY STOCK
Balance at beginning of period	(364.7)	(389.6)
Shares purchased at cost	(200.1)	-
Net shares reissued at cost under employee stock-based compensation plans	66.6	21.6

Balance at end of period	(498.2)	(368.0)

Total shareholders’ equity	$1,909.3	$1,867.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Net income (loss)	$33.4	$(562.4)	$124.8	$(443.9)

Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation (depreciation) during the period	95.5	(104.8)	(34.6)	(135.1)
Benefit for deferred federal income taxes	5.0	36.7	5.7	47.3

Total available-for-sale securities	100.5	(68.1)	(28.9)	(87.8)

Derivative instruments:
Net (depreciation) appreciation during the period	(0.1)	1.7	1.3	76.0
Benefit (provision) for deferred federal income taxes	0.1	(0.6)	(0.4)	(26.6)

Total derivative instruments	-	1.1	0.9	49.4

Other comprehensive income (loss)	100.5	(67.0)	(28.0)	(38.4)

Comprehensive income (loss)	$133.9	$(629.4)	$96.8	$(482.3)

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
(In millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$124.8	$(443.9)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on disposal of variable life insurance and annuity business	25.8	474.6
Gain on sale of Financial Profiles, Inc.	(7.8)	-
Net realized investment gains	(10.6)	(24.2)
Net amortization and depreciation	16.3	24.8
Stock-based compensation expense	13.0	-
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	6.0	17.8
Deferred federal income taxes	42.3	(19.4)
Change in deferred acquisition costs	(29.7)	107.4
Change in premiums and notes receivable, net of reinsurance premiums payable	(130.9)	2.4
Change in accrued investment income	3.9	18.1
Change in policy liabilities and accruals, net	(212.1)	320.9
Change in reinsurance receivable	225.6	(227.7)
Change in expenses and taxes payable	(99.0)	(62.2)
Other, net	(14.0)	(17.9)

Net cash (used in) provided by operating activities	(46.4)	170.7

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	1,105.8	1,729.1
Proceeds from disposals of equity securities and other investments	18.8	24.8
Proceeds from mortgages sold, matured or collected	40.2	13.1
Proceeds from collections of installment finance and notes receivable	259.3	240.7
Proceeds from sale of variable life insurance and annuity business	27.3	-
Proceeds from sale of Financial Profiles, Inc.	17.9	-
Purchase of available-for-sale fixed maturities	(923.5)	(1,209.6)
Purchase of equity securities and other investments	(5.8)	(5.9)
Capital expenditures	(6.0)	(5.1)
Net payments related to margin deposits on derivative instruments	(28.3)	(37.2)
Disbursements to fund installment finance and notes receivable	(273.7)	(231.9)

Net cash provided by investing activities	232.0	518.0

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	(25.8)	(1.7)
Withdrawals from trust instruments supported by funding obligations	(253.1)	(647.2)
Exercise of options	37.8	7.6
Proceeds from excess tax benefits related to share-based payments	7.1	-
Change in collateral related to securities lending program	(61.1)	27.3
Treasury stock purchased at cost	(200.1)	-

Net cash used in financing activities	(495.2)	(614.0)

Net change in cash and cash equivalents	(309.6)	74.7
Net change in cash held by discontinued operations	-	(19.2)
Cash and cash equivalents, beginning of period	701.5	376.9

Cash and cash equivalents, end of period	$391.9	$432.4

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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106, and 132(R) (“Statement No. 158”). This statement requires an employer to recognize the funded status of its benefit plans in its statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which they occur. The funded status of the plans should be measured as the difference between the fair value of plan assets and the benefit obligation. This statement also requires the recognition, as a component of other comprehensive income, net of taxes, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost pursuant to Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“Statement No. 87”) or Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“Statement No. 106”). Amounts recognized in accumulated other comprehensive income shall continue to be subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization requirements of Statement No. 87 and Statement No. 106. In addition, the statement requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. The statement also provides for enhanced disclosures which include, among other items, the estimated amount of actuarial gains or losses, prior services costs or credits, and transition assets or obligations that are included in accumulated other comprehensive income to be recognized as components of net periodic benefit cost in the next fiscal year. The effective date for a company to recognize the funded status of its plans and the related disclosure requirements is its fiscal year ending after December 15, 2006. Based on assessments of plan data available, the Company believes that the effect of adopting Statement No. 158 will not be material to its statement of financial position. The effective date for changing a company’s measurement date for plan assets and benefit obligations to coincide with the date of its statement of financial position will be the fiscal year ending after December 15, 2008. Retrospective application of this statement is not permitted. The Company currently measures its funded status as of December 31.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). This statement creates a common definition of fair value to be used throughout generally accepted accounting principles. Statement No. 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, with certain exceptions. The standard establishes a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. The statement also requires expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The difference between the carrying amounts and fair values of those financial instruments held at the date this statement is initially applied should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The Company is currently assessing the effect of adopting Statement No. 157.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of adopting FIN 48.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“Statement No. 155”). This Statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (‘Statement No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. Statement No. 155, among other things, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, adds clarity regarding interest-only strips and principal-only strips that are not subject to the requirements of Statement No. 133, and requires companies to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative that requires bifurcation. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Since early adoption is permitted, the Company adopted Statement No. 155 on January 1, 2006 with no material impact to its financial statements.

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

Total proceeds from the sale were $318.8 million, of which $46.7 million was deferred and expected to be paid over a three year period, with 50% being received in 2006 and 25% in each of the following two years. As of September 30, 2006, the Company had received proceeds from Goldman Sachs totaling $272.1 million. As of September 30, 2005, prior to the closing, total proceeds from the sale were estimated at $292.4 million, of which $27.6 million would be deferred.

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

The Company determined that the disposal of AFLIAC should be reflected as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”). As such, the Company recognized a loss of $474.6 million related to this transaction as of September 30, 2005, primarily from a change in certain actuarial assumptions related to the deferred acquisition cost and deferred sales inducement asset. This was adjusted on December 30, 2005, the closing date, to reflect the actual purchase price paid by Goldman Sachs and the book value of AFLIAC on that date. The Company adjusted its loss on the sale of AFLIAC to a loss of $444.4 million at December 30, 2005. The loss is presented in the Consolidated Statements of Income as Loss on Disposal of Variable Life Insurance and Annuity Business, a component of Discontinued Operations.

The following table summarizes the components of the estimated loss on the disposal of our variable life insurance and annuity business as of September 30, 2005 and December 31, 2005:

(In millions)		(unaudited) September 30, 2005	December 31, 2005
Proceeds from Goldman Sachs	(1)	$292.4	$318.8
Less:
Carrying value of AFLIAC	(2)	(726.0)	(719.3)
Estimated transaction costs	(3)	(11.0)	(10.5)
Deferred gain on FAFLIC coinsurance	(4)	(8.6)	(8.6)
Liability for certain legal indemnities	(5)	(13.0)	(13.0)
Hedge results	(6)	(8.4)	(27.9)
THG tax benefit	(7)	-	10.0
Realized gain on securities related to AFLIAC		-	6.1

Net loss		$(474.6)	$(444.4)

(1)	Proceeds from Goldman Sachs include deferred payments of $27.6 million and $46.7 million as of September 30, 2005 and December 31, 2005, respectively, to be received over three years.

(2)	Shareholder’s equity of the AFLIAC variable life insurance and annuity business at December 31, 2005 (estimated as of September 30, 2005), prior to the impact of the sale transaction.

(3)	Transaction costs include investment banker, vendor contract licensing, legal and other professional fees.

(4)

Included in the proceeds from Goldman Sachs is the FAFLIC variable business coinsurance ceding commission of $8.6 million. Upon closing of the FAFLIC coinsurance agreement, this gain was deferred and is being amortized over the remaining life of the policies in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

(5)

Estimated liability to Goldman Sachs for certain contractual indemnities of AFLIAC related to the agreement recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).

(6)	A hedging program was implemented on August 23, 2005 to reduce the volatility in the sales price calculation from the effect of equity market movements through the date of the closing.

(7)	At December 30, 2005, THG, the holding company, recognized a tax benefit primarily due to realized losses generated by the AFLIAC sale.

In the first nine months of 2006, THG incurred additional losses of $25.8 million, net of taxes, related to the sale, of which $2.9 million was recorded in the third quarter. Included in the $25.8 million after-tax loss was a $15.0 million expense related to the existing provision for the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45. This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others in connection with distributions under a subset of the Company’s former variable annuity business. The estimate is based on, among other items, the Company’s review of affected policies, mathematical extrapolations derived from such review, and management’s preliminary view of possible settlement ranges with the Internal Revenue Service and affected policyholders. Although the Company believes its FIN 45 liability for legal and regulatory matter indemnities is appropriate, including with respect to this matter, such estimates are inherently uncertain and there can be no assurance that these estimates will not materially increase in the future.

Also included in the loss for the quarter and nine months ended September 30, 2006 was $2.9 million and $10.8 million, respectively, related to after-tax net costs incurred for severance, transition services, conversion activities and other litigation matters. The Company has agreed to provide transition services until the earlier of eighteen months from the December 30, 2005 closing or when the operations of AFLIAC, and the FAFLIC business to be reinsured, can be transferred to Goldman Sachs. These services include policy and claims processing, accounting and reporting, and other administrative services. In the third quarter and first nine months of 2006, the Company earned pre-tax revenues of $4.1 million and $13.4 million, respectively, and incurred pre-tax costs relating to transition services of $8.2 million and $29.7 million, respectively. This transition period is currently expected to extend into the fourth quarter of 2006.

In accordance with Statement No. 144, the Company has reclassified prior year results of operations related to the discontinued variable life insurance and annuity business from its operations, to discontinued operations. These results, including the related tax effect, are reflected in the Consolidated Statements of Income as Income from Operations of Discontinued Variable Life Insurance and Annuity Business. For the quarter and nine months ended September 30, 2005, total revenues were $80.8 million and $261.2 million, respectively, and income before federal income taxes were $14.1 million and $24.5 million, respectively.

4. Significant Transactions

On August 31, 2006, the Company sold all of the outstanding shares of Financial Profiles, Inc., a wholly-owned subsidiary, to Emerging Information Systems Incorporated. Financial Profiles, Inc. was originally acquired by the Company in 1998 in connection with the Company’s then-ongoing life insurance and annuity operations. The Company received pre-tax proceeds of $21.5 million from the transaction and recognized an after-tax gain of $7.8 million during the third quarter of 2006.

On December 28, 2005, the Company’s Board of Directors authorized a share repurchase program of up to $200 million. As of May 3, 2006, the Company completed its repurchases under this program, having repurchased 4.0 million shares at an aggregate cost of $200 million.

5. Federal Income Taxes

Federal income tax expense for the nine months ended September 30, 2006 and 2005 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

In the third quarter of 2006, the Company generated a tax gain of $12.1 million from the sale of Financial Profiles, Inc. This tax gain was used to offset capital loss carryforwards and reduced the Company’s valuation allowance by $4.1 million. The reduction in the valuation allowance was recorded in the Consolidated Statements of Income as an increase in Gain on Sale of Financial Profiles, Inc., a component of Discontinued Operations.

During the nine months ended September 30, 2005, the Company reflected a $12.9 million benefit representing a reduction in federal income tax reserves for prior years, resulting from ongoing Internal Revenue Service audits. Of this amount, $10.6 million was reflected in Income from Operations of Discontinued Variable Life Insurance and Annuity Business on the Company’s Consolidated Statements of Income and the remaining $2.3 million was recorded in the Company’s federal income tax expense.

The Company’s Accumulated Other Comprehensive Loss included the additional minimum pension liability and net unrealized investment losses of $124.8 million as of September 30, 2006. These unrealized losses resulted in a net deferred tax asset of $43.7 million. The Company recorded a valuation allowance related to the unrealized losses associated with the Company’s investment portfolio of $6.4 million in the first nine months of 2006, as it is the Company’s opinion that it is more likely than not that this asset will not be fully realized. The Company recorded this valuation allowance as an adjustment to Accumulated Other Comprehensive Loss, in the Shareholders’ Equity section of the Consolidated Balance Sheets. At September 30, 2006 and December 31, 2005, the Company’s deferred tax asset valuation allowance was $167.6 million and $165.3 million, respectively.

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

The components of net periodic pension cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Quarter Ended September 30,
(In millions)	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$-	$-	$0.4	$0.1
Interest cost	7.3	7.6	1.3	0.8
Expected return on plan assets	(6.8)	(6.5)	-	-
Recognized net actuarial loss	3.0	4.4	0.4	0.1
Amortization of transition asset	(0.4)	(0.4)	-	-
Amortization of prior service cost	-	0.1	(0.9)	(1.4)

Net periodic benefit cost (benefit)	$3.1	$5.2	$1.2	$(0.4)

	(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$-	$-	$0.7	$0.3
Interest cost	22.0	22.9	3.2	2.4
Expected return on plan assets	(20.6)	(19.5)	-	-
Recognized net actuarial loss	9.3	13.1	0.7	0.3
Amortization of transition asset	(1.1)	(1.0)	-	-
Amortization of prior service cost	0.2	0.4	(3.8)	(4.1)

Net periodic benefit cost (benefit)	$9.8	$15.9	$0.8	$(1.1)

7. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) September 30, 2006	December 31, 2005
ASSETS
Fixed maturities at fair value (amortized cost of $514.6 and $514.5)	$515.7	$520.7
Mortgage loans	24.3	25.2
Policy loans	127.2	135.8
Cash and cash equivalents	0.4	4.4
Accrued investment income	11.0	11.5
Deferred policy acquisition costs	3.0	3.4
Deferred federal income taxes	2.0	3.9
Other assets	1.3	2.2

Total assets	$684.9	$707.1

LIABILITIES
Policy liabilities and accruals	$693.3	$707.1
Policyholder dividends	17.9	34.4
Other liabilities	2.6	2.2

Total liabilities	$713.8	$743.7

Excess of Closed Block liabilities over assets designated to the Closed Block	$28.9	$36.6
Amounts included in accumulated other comprehensive income:
Net unrealized investment gains (losses), net of deferred federal income tax (expense) benefit of $(0.1) and $1.8	-	(3.4)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$28.9	$33.2

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
REVENUES
Premiums	$5.5	$5.7	$29.0	$30.2
Net investment income	9.7	10.4	29.8	31.0
Net realized investment gains (losses)	-	3.8	(0.9)	5.2

Total revenues	15.2	19.9	57.9	66.4

BENEFITS AND EXPENSES
Policy benefits	12.7	17.2	51.3	59.0
Policy acquisition expenses	0.3	0.3	0.7	0.8
Other operating expenses	0.1	0.1	-	0.1

Total benefits and expenses	13.1	17.6	52.0	59.9

Contribution from the Closed Block	$2.1	$2.3	$5.9	$6.5

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

8. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income.

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of income tax benefit of $4.3 and $38.9 for the quarters ended September 30, 2006 and 2005 and $2.1 and $42.0 for the nine months ended September 30, 2006 and 2005	$101.9	$(72.0)	$(22.2)	$(77.9)
Less: reclassification adjustment for gains (losses) included in net income, net of income tax (expense) benefit of $(0.7) and $2.2 for the quarters ended September 30, 2006 and 2005 and $(3.6) and $(5.3) for the nine months ended September 30, 2006 and 2005	1.4	(3.9)	6.7	9.9

Total available-for-sale securities	100.5	(68.1)	(28.9)	(87.8)

Unrealized appreciation on derivative instruments:
Unrealized holding gains (losses) arising during period, net of income tax benefit (expense) of $2.3 for the quarter ended September 30, 2005 and $(8.2) and $17.4 for the nine months ended September 30, 2006 and 2005	0.2	(4.1)	15.3	(32.2)
Less: reclassification adjustment for gains (losses) included in net income, net of income tax (expense) benefit of $(0.1) and $2.9 for the quarters ended September 30, 2006 and 2005 and $(7.8) and $44.0 for the nine months ended September 30, 2006 and 2005	0.2	(5.2)	14.4	(81.6)

Total derivative instruments	-	1.1	0.9	49.4

Other comprehensive income (loss)	$100.5	$(67.0)	$(28.0)	$(38.4)

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Segment revenues:
Property and Casualty:
Personal Lines	$383.2	$361.8	$1,129.1	$1,133.3
Commercial Lines	239.6	216.8	705.7	658.5
Other Property and Casualty	16.6	7.3	35.2	21.4

Total Property and Casualty	639.4	585.9	1,870.0	1,813.2
Life Companies	31.2	41.9	113.5	141.3
Intersegment revenues	(1.8)	(2.1)	(5.1)	(6.7)

Total segment revenues	668.8	625.7	1,978.4	1,947.8
Adjustments to segment revenues:
Net realized investment gains	2.1	1.9	10.6	18.1
Other income	0.3	1.6	0.6	1.3

Total revenues	$671.2	$629.2	$1,989.6	$1,967.2

Segment income before federal income taxes:
Property and Casualty:
Personal Lines:
GAAP underwriting profit (loss)	$6.0	$(57.0)	$49.1	$(15.4)
Net investment income	26.7	25.6	80.1	75.7
Other	2.3	3.6	8.5	8.5

Personal Lines segment income (loss)	35.0	(27.8)	137.7	68.8
Commercial Lines:
GAAP underwriting loss	(19.5)	(127.6)	(4.5)	(127.7)
Net investment income	26.0	25.3	78.3	74.8
Other	1.2	1.3	3.1	3.4

Commercial Lines segment income (loss)	7.7	(101.0)	76.9	(49.5)
Other Property and Casualty:
GAAP underwriting loss	(0.2)	(1.4)	(1.4)	(2.0)
Net investment income	3.2	1.3	10.0	3.9
Other	7.1	1.2	7.5	3.0

Other Property and Casualty segment income	10.1	1.1	16.1	4.9

Total Property and Casualty	52.8	(127.7)	230.7	24.2
Life Companies	(1.1)	(0.9)	(4.0)	(17.7)
Interest on corporate debt	(10.0)	(10.0)	(29.9)	(29.9)

Segment income (loss) before federal income taxes	41.7	(138.6)	196.8	(23.4)
Adjustments to segment income:
Net realized investment gains (losses), net of deferred acquisition cost amortization	2.0	(2.0)	11.4	12.9
Gains (losses) on derivative instruments	0.1	0.2	0.2	(0.3)
Restructuring costs	(0.5)	(0.4)	(1.4)	(1.3)

Income (loss) from continuing operations before federal income taxes	$43.3	$(140.8)	$207.0	$(12.1)

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) September 30, 2006	December 31, 2005	(Unaudited) September 30, 2006	December 31, 2005
Property and Casualty (1)	$6,958.8	$7,220.2	$232.5	$201.9
Life Companies (2)	2,885.2	3,478.0	5.4	7.1
Intersegment eliminations (3)	-	(64.2)	-	-

Total	$9,844.0	$10,634.0	$237.9	$209.0

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued group life and health operations.
(3)	The 2005 balance reflects a $64.0 million dividend from FAFLIC and other Life Companies’ non-insurance subsidiaries to the holding company, which was paid during the first quarter of 2006.

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

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At September 30, 2006 and December 31, 2005, the discontinued segment had assets of approximately $352.1 million and $369.9 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $425.1 million and $441.9 million, respectively, consisting primarily of policy liabilities.

10. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share.

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2006	2005	2006	2005
Basic shares used in the calculation of earnings per share	50.9	53.5	51.7	53.4
Dilutive effect of employee stock options and non-vested grants (1)	0.4	-	0.5	-

Diluted shares used in calculation of earnings per share	51.3	53.5	52.2	53.4

Per share effect of dilutive securities on income from continuing operations	$-	$-	$(0.02)	$-

Per share effect of dilutive securities on net income	$(0.01)	$-	$(0.03)	$-

(1)	Excludes 0.6 million and 0.5 million shares due to antidilution for the quarter and nine months ended September 30, 2005.

Options to purchase 1.2 and 1.1 million shares of common stock were outstanding during the quarter and nine months ended September 30, 2006, respectively, and options to purchase 2.3 and 4.1 million shares of common stock were outstanding during the quarter and nine months ended September 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the estimated proceeds from their exercise was greater than the average market price of the common shares for these periods and, therefore, the effect would be antidilutive.

11. Stock-Based Compensation Plans

On May 16, 2006, the shareholders approved the adoption of The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”). Key employees, directors and certain consultants of the Company and its subsidiaries are eligible for awards pursuant to the Plan, which is administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, unrestricted stock, stock units, or any other award that is convertible into or otherwise based on the Company’s stock, subject to certain limits. The Plan authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited or cancelled, or expire or terminate, after the adoption date without the issuance of stock become available for future grants under the Plan. As of September 30, 2006, there were 3,110,997 shares available for grants under the Plan. The Company utilizes shares of stock held in the treasury account for option exercises and other awards granted under both plans.

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

Compensation cost recorded pursuant to Statement No. 123(R) for the quarter and nine months ended September 30, 2006 was $4.4 million and $13.0 million, respectively. The related tax benefit for the quarter and nine months ended September 30, 2006 was $1.5 million and $4.5 million, respectively. For the quarter and nine months ended September 30, 2005, compensation cost of $0.1 million and $0.4 million, respectively, was recognized in accordance with APB Opinion No. 25. The related tax benefits for the quarter and nine months ended September 30, 2005 was $0.1 million and $0.2 million, respectively.

The following table shows the additional costs and related per share effect for the quarter and nine months ended September 30, 2006, reflected in our Consolidated Statements of Income as a result of implementing Statement No. 123(R). Also shown is the impact on the Consolidated Statements of Cash Flows to cash flows from operating activities and financing activities as a result of implementing Statement No. 123(R).

	(Unaudited) Quarter Ended September 30, 2006		(Unaudited) Nine Months Ended September 30, 2006
(In millions, except per share data)	Results	Earnings Per Share (Basic and Diluted)	Results	Earnings Per Share (Basic and Diluted)
Income from continuing operations before federal income tax	$(2.1)	$(0.04)	$(5.0)	$(0.10)

Income from continuing operations	(1.4)	(0.03)	(3.3)	(0.06)
Cumulative effect of change in accounting principle	-	-	0.6	0.01

Net income	$(1.4)	$(0.03)	$(2.7)	$(0.05)

Cash flows:
Operating activities	$(0.1)	NA	$(7.1)	NA
Financing activities	0.1	NA	7.1	NA

NA – not applicable

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement No. 123, to stock-based compensation in 2005:

(In millions, except per share data)	(Unaudited) Quarter Ended September 30, 2005	(Unaudited) Nine Months Ended September 30, 2005
Net loss, as reported	$(562.4)	$(443.9)
Stock-based compensation expense included in reported net income, net of taxes	-	0.2
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(2.1)	(5.9)

Net loss, after effect of Statement No. 123	$(564.5)	$(449.6)

Earnings per share:
Basic and diluted - as reported	$(10.51)	$(8.31)

Basic and diluted - after effect of Statement No. 123	$(10.54)	$(8.42)

Stock Options

Under the Plan (or the 1996 Plan, as applicable), options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2005 and 2006 vest over three years with a 25% vesting rate in the first two years and a 50% vesting rate in the final year. Options must be exercised not later than ten years from the date of grant. When participants retire, their shares generally become fully vested and must be exercised within three years from the date of retirement. Information on the Company’s stock option plans is summarized below.

	(Unaudited) Nine Months Ended September 30, 2006
(In whole shares, dollars in millions, except per share data)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (years)
Outstanding, beginning of period	5,745,106	$38.45
Granted	138,702	45.61
Exercised	1,215,897	31.12
Forfeited or cancelled	391,001	43.88

Outstanding, end of period	4,276,910	$40.26	$28.9	6.1

Exercisable, end of period	2,870,256	$41.75	$18.4	5.1

The following table summarizes information for stock options exercised during the periods indicated.

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Intrinsic value of options exercised	$0.5	$4.0	$20.6	$6.9
Cash received for options exercised	0.8	5.2	37.8	7.6
Excess tax benefits realized from options exercised	0.1	-	7.1	-

The fair value of each option is estimated on the date of grant or date of conversion using the Black-Scholes option pricing model. For all options granted through September 30, 2006, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

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

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $13.73 and $11.54, respectively. The following significant assumptions were used to determine the fair value for options granted.

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.6%	0.6% to 0.8%	0.5% to 0.6%	0.6% to 0.8%
Expected volatility	25.04% to 30.43%	31.06% to 33.97%	25.04% to 32.93%	31.06% to 34.97%
Risk-free interest rate	4.7% to 5.1%	3.8% to 4.2%	4.6% to 5.1%	3.3% to 4.2%
Expected term, in years	2.5 to 5.0	2.5 to 5.0	2.5 to 5.0	2.5 to 5.0

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

The fair value of shares vested during the quarters ended September 30, 2006 and 2005 was $1.5 million and $0.7 million, respectively, and the fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $15.2 million and $18.7 million, respectively. Unrecognized compensation expense of $5.3 million related to unvested stock options at September 30, 2006 will be recognized over the next 1.3 years (weighted average period).

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

In 2006, the Company has granted performance based restricted share units to certain employees, using two vesting schedules. The first group vests after two years of continued employment and the achievement of specific individual performance goals. The second group vests upon the Company’s achieving certain corporate goals at the end of the second year, with a vesting period of 50% after two years of continued service from the date of grant and the balance after an additional year of continued service. The Company also granted shares of restricted stock to eligible employees, which vest after three years of continued service.

The following table summarizes information about employee nonvested stock and performance based restricted share units:

	(Unaudited) Nine Months Ended September 30, 2006
(In whole shares, dollars in millions, except per share data)	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (years)
Restricted Stock:
Restricted, beginning of period	43,652	$ 35.02
Granted	8,203	45.16
Forfeited	4,000	28.80

Restricted, end of period	47,855	$ 37.93	$ 0.3	1.6

Performance based restricted stock units:
Outstanding, beginning of period (1)	245,294	$ 36.23
Granted (1)	319,143	46.31
Forfeited	32,063	38.20

Outstanding, end of period (1)	532,374	$ 42.16	$ 1.9	1.3

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

As of September 30, 2006, there was $12.6 million of total unrecognized compensation cost related to unvested restricted stock and performance based restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.5 years.

There were no restricted shares that vested during the third quarter or first nine months of 2006 or the third quarter or first nine months of 2005.

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

The Company has been named a defendant in various other legal proceedings arising in the normal course of business, including one other suit which, like the Emerald case described above, challenges the Company’s imposition of certain restrictions on trading funds invested in separate accounts. Such matters also include class actions and other litigation in the southeast United States, particularly Louisiana and Mississippi, relating to the scope of insurance coverage under homeowners and commercial property policies of losses due to flooding, civil authority actions, loss of landscaping and business interruption, as well as factual disputes as to the underlying causes of certain losses.

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

Executive Overview

As a result of the sale of the variable life insurance and annuity business in December 2005, the property and casualty business constitutes our primary ongoing operations. During the remainder of 2006, we plan to continue to execute our strategies for profitably growing both our personal lines and commercial lines of business.

In our personal lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and continue to provide us with profitable growth opportunities. We plan to maintain our focus on the expansion of our distribution capabilities by actively seeking to write more business with our best agents, and to develop new relationships with agents in the states where we conduct business. At the same time, we are making significant investments to strengthen our product offerings. We continued to introduce Connections™ Auto, our multivariate auto product, to additional states in 2006. It is now available in all seventeen states that we had planned to be in for 2006. Additionally, we released an upgrade to our homeowners product in September 2006 which is expected to enhance our agents’ ease of doing business and decrease quote times. We expect to introduce further homeowners’ product enhancements in several states during the first half of 2007. In the first nine months of 2006, we generated growth in written premium, primarily due to the introduction of the Connections Auto product and the appointment of new agents in several states in 2005 and in 2006.

During the fourth quarter of 2006, we will continue to focus on growing our commercial lines business. We will continue to develop our product portfolio and specialty lines expertise in commercial lines as we target small and first-tier middle markets, which encompass clients whose annual premiums are generally below $200,000, through mid-sized agents. We continue to expand our business owner’s policy to accommodate a broader spectrum of risks, and continue to enhance our inland marine, bond and umbrella programs, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders in our target markets. In the first nine months of 2006, we have experienced strong growth in both our inland marine and bond businesses, as well as solid growth in our more traditional products.

In the third quarter of 2005, the property and casualty industry was significantly and adversely affected by the damage caused by Hurricane Katrina. This catastrophe placed unprecedented demands on both the industry and Hanover Insurance, one of our primary property and casualty companies. During the third quarter of 2005, the estimated impact of this catastrophe, on a gross, pre-tax basis, was $527 million. The estimated impact, net of reinsurance, of this catastrophe was approximately $215 million on a pre-tax basis, or $140 million on an after-tax basis. Recent trends in claims activity observed over the past several months led us to re-evaluate and increase our estimate of Hurricane Katrina loss and loss adjustment expense (“LAE”) reserves. During the third quarter of 2006, we increased our Hurricane Katrina gross reserves by approximately $62 million on a pre-tax basis. Our increase in this reserve, net of reinsurance, totaled $52 million on a pre-tax basis, or $34 million on an after-tax basis. This, together with other adjustments to Hurricane Katrina reserves in previous quarters, results in an inception-to-date gross impact from this event of approximately $621 million on a pre-tax basis. Our net of reinsurance impact from this catastrophe was approximately $298 million on a pre-tax basis, or approximately $194 million on an after-tax basis.

Excluding the impact of Hurricane Katrina, our property and casualty group’s earnings would have increased during the first nine months of 2006 as compared to the prior year due primarily to improved loss performance in both Commercial Lines and Personal Lines. The improved earnings were driven by increased favorable development of prior years’ reserves and improved current accident year results, primarily in Commercial Lines, as well as lower non-Katrina related catastrophe losses. Partially offsetting these improved earnings was an increase in underwriting and loss adjustment expenses.

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

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes such property and casualty coverages as personal automobile, homeowners and other personal policies, while Commercial Lines includes such property and casualty coverages as commercial multiple peril, commercial automobile, workers’ compensation and other commercial policies, such as bonds and inland marine business. In addition, the Other Property and Casualty segment consists of: Amgro, Inc. (“AMGRO”), our premium financing business; Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; and earnings on holding company assets, as well as voluntary pools business in which we have not actively participated since 1995.

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

Results of Operations

Our consolidated net income includes the results of our four operating segments (segment income) which we evaluate on a pre-tax basis and our interest expense on corporate debt. In addition, segment income excludes certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, including net gains or losses on certain derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

Our consolidated net income for the third quarter of 2006 was $33.4 million compared to a net loss of $562.4 million for the same period in 2005. Consolidated net income for the first nine months was $124.8 million, compared to a net loss of $443.9 million for the same period in 2005. The increase in earnings for both the quarter and nine months is primarily the result of the absence in 2006 of the $474.6 million loss representing the estimated loss on disposal of our variable life insurance and annuity business recorded in 2005, as well as an increase in segment results from our property and casualty business. This improvement in property and casualty segment results primarily reflects lower after-tax catastrophe losses in 2006. We experienced unusually high catastrophe losses in 2005 from Hurricane Katrina, and to a lesser extent, Hurricane Rita.

The following table reflects segment income as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of total segment income to consolidated net income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Segment income (loss) before federal income taxes:
Property and Casualty
Personal Lines	$35.0	$(27.8)	$137.7	$68.8
Commercial Lines	7.7	(101.0)	76.9	(49.5)
Other Property and Casualty	10.1	1.1	16.1	4.9

Total Property and Casualty	52.8	(127.7)	230.7	24.2
Life Companies	(1.1)	(0.9)	(4.0)	(17.7)
Interest expense on corporate debt	(10.0)	(10.0)	(29.9)	(29.9)

Total segment income (loss) before federal income taxes	41.7	(138.6)	196.8	(23.4)

Federal income tax (expense) benefit on segment income	(14.1)	29.6	(61.3)	0.3
Change in prior year tax reserves	-	-	-	2.3
Net realized investment gains (losses), net of deferred acquisition cost and amortization	2.0	(2.0)	11.4	12.9
Gains (losses) on derivative instruments	0.1	0.2	0.2	(0.3)
Restructuring costs	(0.5)	(0.4)	(1.4)	(1.3)
Federal income tax (expense) benefit on non-segment items	(0.7)	5.8	(3.5)	1.6

Income (loss) from continuing operations, net of taxes	28.5	(105.4)	142.2	(7.9)
Discontinued operations:
Income from discontinued variable life insurance and annuity business, net of taxes	-	17.6	-	38.6
Loss from disposal of variable life insurance and annuity business, net of taxes	(2.9)	(474.6)	(25.8)	(474.6)
Gain on sale of Financial Profiles, Inc., net of taxes	7.8	-	7.8	-

Income (loss) before cumulative effect of change in accounting principle	33.4	(562.4)	124.2	(443.9)
Cumulative effect of change in accounting principle, net of taxes	-	-	0.6	-

Net income (loss)	$33.4	$(562.4)	$124.8	$(443.9)

Segment Income

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Property and Casualty segment income increased $180.5 million, to $52.8 million, in the third quarter of 2006, compared to a loss of $127.7 million in the third quarter of 2005. Catastrophe related activity decreased $181.3 million, from $245.5 million in the third quarter of 2005 to $64.2 million in the same period of 2006. In the third quarter of 2005, we experienced significant catastrophe related activity primarily due to Hurricane Katrina, and to a lesser extent, Hurricane Rita. In the third quarter of 2006, we increased our catastrophe reserves for Hurricane Katrina. Segment income was also positively affected by a litigation settlement which resulted in a $7.0 million benefit for the third quarter of 2006. Excluding the impact of all catastrophe related activity and the litigation settlement, segment income would have decreased $7.8 million as compared to 2005. Segment income was negatively affected by increased underwriting and LAE expenses of $34.6 million, primarily attributable to an increase in variable compensation costs, investments in technology, an unusually large premium tax refund for Michigan in 2005, increased expenses in our claims operation and the impact of the new accounting for stock-based compensation in 2006. These items were partially offset by an increase of $15.8 million of favorable development on prior years’ loss and LAE reserves, as well as by improved current accident year underwriting results, primarily due to earned premium growth and favorable loss performance in our bond and inland marine lines of business.

Our federal tax expense on segment income was $14.1 million for the third quarter of 2006, compared to a tax benefit of $29.6 million for the same period in 2005. This increase in expense is primarily due to the improvement in earnings from our property and casualty segment.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Property and Casualty segment income increased $206.5 million, to $230.7 million, for the nine months ended September 30, 2006, compared to $24.2 million in the same period in 2005. Catastrophe related activity decreased $173.8 million, from $264.8 million in 2005 to $91.0 million in 2006. In the nine months ended September 30, 2005, we experienced significant catastrophe related activity primarily due to Hurricane Katrina, and to a lesser extent, Hurricane Rita. For the nine months ended September 30, 2006, we increased our catastrophe reserves for Hurricane Katrina. In addition, segment income was positively affected by the aforementioned $7.0 million litigation settlement. Excluding the impact of catastrophe related activity and the litigation settlement, segment income would have increased $25.7 million as compared to 2005. Segment income was positively affected by an increase of $38.3 million of favorable development on prior years’ loss and LAE reserves, as well as by improved current accident year underwriting results in both our Commercial and Personal lines of business. Net investment income increased by $14.0 million, primarily due to improved operational cash flows in the first nine months of 2006. These items were partially offset by increased underwriting and LAE expenses of $69.2 million, primarily attributable to an increase in variable compensation costs, higher expenses in our claims operation, investments in technology, the impact of the new accounting for stock-based compensation in 2006 and higher expenses in support of our bond and inland marine business. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the disposal of the variable life insurance and annuity business in December 2005.

Life Companies’ segment loss was $4.0 million in the nine months ended September 30, 2006 compared to a loss of $17.7 million in the same period of 2005. This improvement was primarily the result of lower expenses due to the run-off of our continuing life business and the absence, in 2006, of a $4.0 million provision for an SEC investigation related to market timing recognized in the second quarter of 2005.

Our federal income tax expense on segment income was $61.3 million for the first nine months of 2006 compared to a benefit of $0.3 million for the same period of 2005. The increase in tax expense is primarily the result of an increase in segment income in our Property and Casualty business.

Other Items

Net realized gains on investments were $2.0 million in the third quarter of 2006, compared to a loss of $2.0 million for the same period in 2005. Net realized gains on investments for the first nine months of 2006 and 2005 were $11.4 million and $12.9 million, respectively, primarily due to gains recognized from the sale of fixed maturities, partially offset by impairments of fixed maturities.

In December 2005, we sold our variable life insurance and annuity business. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment on Disposal of Long-Lived Assets (“Statement No. 144”), we have reflected the 2005 results of AFLIAC variable life insurance and annuity business as a discontinued operation. As such, we have restated prior year balances related to this business as discontinued operations. We recognized income of $17.6 million and $38.6 million from discontinued operations in the third quarter and first nine months of 2005, respectively. Included in these amounts is $10.6 million of a $12.9 million federal income tax settlement. The remaining $2.3 million is reflected as a change in prior years tax reserves within continuing operations. Also, for the third quarter and nine months ended September 30, 2005, we recognized a $474.6 million loss representing the estimated loss on our variable life insurance and annuity business (See Life Companies – Discontinued Operations for further discussion of this business).

Additionally, we recorded losses of $2.9 million and $25.8 million in the third quarter and first nine months of 2006, respectively, related to these discontinued operations. The losses in the third quarter primarily related to costs associated with the transition of this business to Goldman Sachs. The losses in the first nine months related to both a $15.0 million increase to the existing provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold, as well as a $10.8 million loss related to costs associated with the transition of this business to Goldman Sachs (see Life Companies for further information). The additional $15.0 million provision was recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others in connection with distributions under a subset of our former variable annuity business.

On August 31, 2006, we sold all of the outstanding shares of Financial Profiles, Inc., a wholly-owned subsidiary, to Emerging Information Systems Incorporated and recognized a $7.8 million after-tax gain on the sale during the third quarter of 2006 (see Significant Transactions).

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which resulted in a benefit of $0.6 million. This adjustment was the result of remeasuring the value of certain stock-based awards at grant-date fair value that had previously been measured at intrinsic value.

Net income includes the following items by segment:

	Quarter Ended September 30, 2006
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (1)	$0.6	$1.0	$-	$0.4	$2.0
Gains on derivative instruments	-	-	-	0.1	0.1
Restructuring costs	-	-	-	(0.5)	(0.5)
Loss on disposal of variable life insurance and annuity business, net of taxes	-	-	-	(2.9)	(2.9)
Gain on sale of Financial Profiles, Inc., net of taxes	-	-	-	7.8	7.8

	Quarter Ended September 30, 2005
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(0.3)	$(0.3)	$0.1	$(1.5)	$(2.0)
Gains on derivative instruments	-	-	-	0.2	0.2
Restructuring costs	-	-	-	(0.4)	(0.4)
Income from discontinued variable life insurance and annuity business, net of taxes	-	-	-	17.6	17.6
Loss on disposal of variable life insurance and annuity business, net of taxes	-	-	-	(474.6)	(474.6)

	Nine Months Ended September 30, 2006
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses) (1)	$5.3	$5.7	$3.7	$(3.3)	$11.4
Gains on derivative instruments	-	-	-	0.2	0.2
Restructuring costs	-	-	-	(1.4)	(1.4)
Loss on disposal of variable life insurance and annuity business, net of taxes	-	-	-	(25.8)	(25.8)
Gain on sale of Financial Profiles, Inc., net of taxes	-	-	-	7.8	7.8
Cumulative effect of change in accounting principle, net of taxes	0.2	0.3	-	0.1	0.6

	Nine Months Ended September 30, 2005
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Change in prior years tax reserves	$-	$-	$-	$2.3	$2.3
Net realized investment (losses) gains (1)	(0.8)	(1.0)	0.8	13.9	12.9
Losses on derivative instruments	-	-	-	(0.3)	(0.3)
Restructuring costs	-	-	-	(1.3)	(1.3)
Income from discontinued variable life insurance and annuity business, net of taxes	-	-	-	38.6	38.6
Loss on disposal of variable life insurance and annuity business, net of taxes	-	-	-	(474.6)	(474.6)

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

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Segment revenues
Net premiums written	$602.9	$542.0	$1,775.3	$1,647.9

Net premiums earned	$562.6	$519.7	$1,652.9	$1,619.7
Net investment income	55.9	52.2	168.4	154.4
Other income	20.9	14.0	48.7	39.1

Total segment revenues	639.4	585.9	1,870.0	1,813.2

Losses and operating expenses
Losses and loss adjustment expenses	380.2	541.3	1,044.6	1,256.5
Policy acquisition expenses	121.5	115.1	352.1	342.7
Other operating expenses	84.9	57.2	242.6	189.8

Total losses and operating expenses	586.6	713.6	1,639.3	1,789.0

Segment income (loss)	$52.8	$(127.7)	$230.7	$24.2

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

The following table summarizes the impact of catastrophes on results for the quarters ended September 30, 2006 and 2005:

	Quarter Ended September 30,
(In millions)	2006	2005
Hurricane Katrina:
Losses	$43.7	$184.1
LAE	8.4	3.6
Reinstatement premiums	-	27.0

Total impact of Katrina	52.1	214.7

Other	12.1	30.8

Total catastrophes	$64.2	$245.5

Property and Casualty segment income increased $180.5 million, to $52.8 million, in the third quarter of 2006, compared to a loss of $127.7 million in the third quarter of 2005. Catastrophe related activity decreased $181.3 million, from $245.5 million in the third quarter of 2005 to $64.2 million in the same period of 2006. In the third quarter of 2005, we experienced significant catastrophe related activity due primarily to Hurricane Katrina, and to a lesser extent, Hurricane Rita. In the third quarter of 2006, we increased our catastrophe reserves for Hurricane Katrina. In addition, segment income was positively affected by a litigation settlement related to Opus Investment Management, Inc., which resulted in a $7.0 million benefit for the third quarter of 2006. Excluding the impact of all catastrophe related activity and the litigation settlement, our Property and Casualty group’s segment income would have decreased $7.8 million as compared to 2005. Segment income was negatively affected by increased underwriting and LAE expenses of $34.6 million, primarily attributable to increased variable compensation costs, investments in technology, an unusually large premium tax refund for Michigan in 2005, increased expenses in our claims operation and the impact of the new accounting for stock-based compensation in 2006. These items were partially offset by an increase of $15.8 million of favorable development on prior years’ loss and LAE reserves excluding Hurricane Katrina activity, to $39.2 million in the third quarter of 2006, from $23.4 million in the same period of 2005. Also positively affecting segment income was improved current accident year underwriting results of an estimated $8 million, primarily due to earned premium growth and favorable loss performance in our bond and inland marine lines of business.

Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Quarter Ended September 30,
	2006			2005
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1), (2)	Catast- rophe loss ratios (3)	GAAP Net Premiums Written(4)	GAAP Loss Ratios (1), (2)	Catast- rophe loss ratios (3)
Personal Lines:
Personal automobile	$253.7	55.6	0.4	$241.2	58.2	1.6
Homeowners	118.8	56.1	14.2	102.3	133.2	88.9
Other personal	10.7	46.4	12.1	10.0	56.2	7.9

Total Personal Lines	383.2	55.4	4.7	353.5	77.9	24.8

Commercial Lines:
Workers’ compensation	27.2	48.9	N/M	28.1	77.4	N/M
Commercial automobile	48.7	40.7	1.4	49.3	48.1	N/M
Commercial multiple peril	86.2	73.4	38.7	72.3	212.4	166.8
Other commercial	57.6	40.3	11.5	38.8	45.2	11.9

Total Commercial Lines	219.7	54.8	18.7	188.5	119.8	70.4

Total	$602.9	55.2	9.9	$542.0	93.4	41.4

	2006			2005
	GAAP LAE Ratios	GAAP Expense Ratios	GAAP Combined Ratios (5)	GAAP LAE Ratios	GAAP Expense Ratios	GAAP Combined Ratios (5)
Personal Lines	12.6	30.4	98.4	10.7	28.5	117.1
Commercial Lines	12.0	42.4	109.2	10.9	37.1	167.8
Total	12.3	34.9	102.4	10.8	31.6	135.8

(1)

GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.

(2)	Includes policyholders’ dividends.

(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.

(4)

GAAP net premiums written for the quarter ended September 30, 2005 include Hurricane Katrina related reinstatement premiums of $27.0 million; $17.6 million for Personal Lines and $9.4 million for Commercial Lines.

(5)

GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio. Our GAAP combined ratios include the impact of reinstatement premium, resulting from Hurricane Katrina, which represents increases of 5.8, 7.9 and 6.7 points to our Personal Lines, Commercial Lines and Total GAAP combined ratios, respectively for the quarter ended September 30, 2005.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended September 30,
	2006				2005
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$13.1	$(1.7)	$(0.1)	$11.3	$31.3	$5.0	$(0.2)	$36.1
Prior year reserve development favorable (unfavorable)	13.6	25.7	(0.1)	39.2	13.4	11.2	(1.2)	23.4
Catastrophe effect	(20.7)	(43.5)	-	(64.2)	(101.7)	(143.8)	-	(245.5)

GAAP underwriting profit (loss)	6.0	(19.5)	(0.2)	(13.7)	(57.0)	(127.6)	(1.4)	(186.0)
Net investment income (1)	26.7	26.0	3.2	55.9	25.6	25.3	1.3	52.2
Other income	3.4	4.1	13.4	20.9	4.8	3.2	6.0	14.0
Other operating expenses	(1.1)	(2.9)	(6.3)	(10.3)	(1.2)	(1.9)	(4.8)	(7.9)

Segment income (loss)	$35.0	$7.7	$10.1	$52.8	$(27.8)	$(101.0)	$1.1	$(127.7)

(1)

We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group and allocate net investment income to each of our Property and Casualty segments.

Personal Lines

Personal Lines’ net premiums written increased $29.7 million, or 8.4%, to $383.2 million in the third quarter of 2006. In 2005, net premiums written were negatively impacted by a reinstatement premium of $17.6 million, resulting from Hurricane Katrina. Excluding the impact of this reinstatement premium, Personal Lines’ net premiums written increased $12.1 million, or 3.3%. This was primarily attributable to an increase in new business written in the personal automobile line due to the introduction of our product, Connections Auto and the related appointment of new agents.

Policies in force in the personal automobile line of business increased 5.6% as compared to policies in force at the end of the third quarter of 2005. The increase in policies in force compared to the prior year was due to new business growth in selected states as a result of our strategy to introduce our Connections Auto product and the related appointment of new agents. This increase was partially offset by reduced exposures in Massachusetts and New Jersey, where the decline in policies in force is primarily due to the termination of certain unprofitable agency relationships and certain employer and affinity group accounts that were not well aligned with our current strategy.

Policies in force in the homeowners line of business decreased 2.0% compared to policies in force at the end of the third quarter of 2005, while decreasing modestly by 0.3% as compared to June 30, 2006. The decrease from prior year primarily reflects declines in Michigan, Massachusetts and New Jersey. In Michigan, policies in force declined 2.5% compared to the third quarter of 2005, while decreasing by 1.0% as compared to June 30, 2006, due to the slowing economy in the state affecting new business production. In Massachusetts, the decrease was primarily driven by our decision to exit certain unprofitable agency relationships that were not well aligned with our current strategy and, to a lesser extent, by our actions to reduce coastal exposures. In New Jersey, we exited certain employer and affinity groups that were also not well aligned with our current strategy.

Personal Lines’ segment income increased $62.8 million to $35.0 million for the third quarter of 2006, compared to a loss of $27.8 million for the same period in 2005. Catastrophe related activity decreased $81.0 million, from $101.7 million in the third quarter of 2005 to $20.7 million in the same period of 2006. Excluding the impact of catastrophe related activity, segment income would have decreased $18.2 million as compared to 2005. Segment income was negatively affected by higher underwriting and LAE expenses of $18.1 million primarily attributable to an increase in variable compensation costs, an unusually large premium tax refund in Michigan in the third quarter of last year, higher expenses in our claims operations, the impact of the new accounting for stock-based compensation in 2006 and investments in technology. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to this segment.

Our ability to increase Personal Lines’ net written premiums and to maintain and improve underwriting results may be affected by price competition, the ability to achieve acceptable margins on new business written, regulatory actions and our plans to continue to reduce coastal exposures.

Commercial Lines

Commercial Lines’ net premiums written increased $31.2 million, or 16.6%, to $219.7 million in the third quarter of 2006. In 2005, net premiums written were negatively impacted by a reinstatement premium of $9.4 million, resulting from Hurricane Katrina. Excluding the impact of this reinstatement premium, Commercial Lines’ net premium written increased $21.8 million, or 11.0%. This increase is primarily attributable to an increase in new business driven by growth in our other commercial lines’ businesses, primarily bonds and inland marine. Also, to a lesser extent, written premiums grew in the commercial multiple peril line of business.

Commercial Lines’ segment income increased $108.7 million to $7.7 million in the third quarter of 2006, compared to a loss of $101.0 million in 2005. Catastrophe related activity decreased $100.3 million, from $143.8 million in the third quarter of 2005 to $43.5 million in the same period of 2006. Excluding the impact of catastrophe related activity, segment income would have increased $8.4 million as compared to 2005. Segment income was positively affected by increased favorable development on prior years’ loss and LAE reserves excluding Hurricane Katrina of $14.5 million, to $25.7 million in the third quarter of 2006, from $11.2 million in the same period of 2005, driven primarily by the workers’ compensation, commercial automobile and commercial multiple peril lines of business. In addition, current accident year results improved by an estimated $10 million, primarily due to earned premium growth and favorable loss performance in our bond and inland marine lines of business. These items were partially offset by higher underwriting expenses of $15.2 million, primarily attributable to an increase in variable compensation costs, investments in technology, higher expenses in support of our specialty lines and the impact of the new accounting for stock-based compensation in 2006. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to this segment.

Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results may be affected by increased price competition.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $9.0 million, to $10.1 million in the third quarter of 2006, from $1.1 million for the same period in 2005. Segment income in the third quarter of 2006 includes a payment to Opus Investment Management, Inc. (“Opus”) in the amount of $7.0 million in settlement of claims which Opus alleged in a lawsuit filed in 2003 against various parties. Excluding this settlement, Other Property and Casualty segment income would have increased $2.0 million as compared to 2005. The increase is principally due to additional net investment income in our holding company, primarily resulting from the sale of our variable life insurance and annuity business at the end of 2005.

Investment Results

Net investment income increased $3.7 million, or 7.1%, to $55.9 million for the quarter ended September 30, 2006. The increase in net investment income reflects an increase in average invested assets due to increased operational cash flows and proceeds from the sale of the variable life insurance and annuity business, partially offset by cash outflows related to our share repurchase program and payments for losses related to Hurricane Katrina. The average pre-tax yield on fixed maturities was 5.5% for the third quarter of 2006 and the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table summarizes the impact of catastrophes on results for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
(In millions)	2006	2005
Hurricane Katrina:
Losses	$40.2	$184.1
LAE	8.4	3.6
Reinstatement premiums	-	27.0

Total impact of Katrina (1)	48.6	214.7

Other	42.4	50.1

Total catastrophes	$91.0	$264.8

(1)	Includes a reallocation of $3.5 million from Hurricane Katrina reserves to Hurricane Rita reserves during the first quarter of 2006.

Property and Casualty segment income increased $206.5 million, to $230.7 million, for the nine months ended September 30, 2006, compared to $24.2 million in the same period in 2005. Catastrophe related activity decreased $173.8 million, from $264.8 million in 2005 to $91.0 million in 2006. In the nine months ended September 30, 2005, we experienced significant catastrophe related activity due primarily to Hurricane Katrina, and to a lesser extent, Hurricane Rita. For the nine months ended September 30, 2006, we increased our catastrophe reserves for Hurricane Katrina. In addition, segment income was positively affected by the aforementioned litigation settlement which resulted in a $7.0 million benefit for the nine months ended September 30, 2006. Excluding the impact of catastrophe related activity and the litigation settlement, segment income would have increased $25.7 million as compared to 2005. Segment income was positively affected by an increase of $38.3 million of favorable development on prior years’ loss and LAE reserves excluding Hurricane Katrina, to $91.3 million in the first nine months of 2006, from $53.0 million in the same period of 2005. Also positively affecting segment income was improved current accident year underwriting results of an estimated $38 million, primarily due to favorable loss activity in both our Commercial and Personal lines of business and earned premium growth in our bond and inland marine lines of business. Net investment income increased by $14.0 million, primarily due to improved operational cash flows in the first nine months of 2006. These items were partially offset by increased underwriting and LAE expenses of $69.2 million, primarily attributable to an increase in variable compensation costs, higher expenses in our claims operations, investments in technology and the impact of the new accounting for stock-based compensation in 2006. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the disposal of the variable life insurance and annuity business in December 2005.

Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Nine Months Ended September 30,
	2006				2005
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1), (2)	Catastrophe Loss Ratios (3)		GAAP Net Premiums Written (4)	GAAP Loss Ratios (1), (2)	Catastrophe Loss Ratios (3)
Personal Lines:
Personal automobile	$749.7	56.0	0.3	$	719.0	61.3	0.6
Homeowners	305.6	51.5	8.5		288.6	73.0	29.9
Other personal	30.2	31.5	5.5		29.4	39.6	4.5

Total Personal Lines	1,085.5	53.9	2.8		1,037.0	64.0	8.9

Commercial Lines:
Workers’ compensation	90.5	57.9	N/M		96.9	82.6	N/M
Commercial automobile	154.3	44.8	1.3		151.9	50.2	0.1
Commercial multiple peril	275.4	53.0	15.2		251.0	99.0	55.1
Other commercial	169.3	37.8	9.7		110.9	38.9	5.8

Total Commercial Lines	689.5	48.5	8.7		610.7	74.7	24.5

Total	$1,775.0	52.0	5.0		$1,647.7	67.9	14.5

	2006				2005
	GAAP LAE Ratios	GAAP Expense Ratios	GAAP Combined Ratios (5)		GAAP LAE Ratios	GAAP Expense Ratios	GAAP Combined Ratios (5)
Personal lines	11.4	29.9	95.2		9.4	28.1	101.5
Commercial lines	10.9	41.5	100.9		10.0	37.5	122.2
Total	11.2	34.2	97.4		9.6	31.4	108.9

(1)

GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.

(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)

GAAP net premiums written for the nine months ended September 30, 2005 include Hurricane Katrina related reinstatement premiums of $27.0 million; $17.6 million for Personal Lines and $9.4 million for Commercial Lines.

(5)

GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio. Our GAAP combined ratios include the impact of reinstatement premium, resulting from Hurricane Katrina, which represents increases of 1.7, 1.9 and 1.7 points to our Personal Lines, Commercial Lines and Total GAAP combined ratios, respectively, for the nine months ended September 30, 2005.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Nine Months Ended September 30,
	2006				2005
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$41.9	$1.0	$-	$42.9	$65.0	$1.3	$0.4	$66.7
Prior year reserve development favorable (unfavorable)	39.0	53.7	(1.4)	91.3	32.5	22.9	(2.4)	53.0
Catastrophe effect	(31.8)	(59.2)	-	(91.0)	(112.9)	(151.9)	-	(264.8)

GAAP underwriting profit (loss)	49.1	(4.5)	(1.4)	43.2	(15.4)	(127.7)	(2.0)	(145.1)
Net investment income (1)	80.1	78.3	10.0	168.4	75.7	74.8	3.9	154.4
Fee income	11.6	12.1	25.0	48.7	12.4	9.4	17.3	39.1
Other operating expenses	(3.1)	(9.0)	(17.5)	(29.6)	(3.9)	(6.0)	(14.3)	(24.2)

Segment income (loss)	$137.7	$76.9	$16.1	$230.7	$68.8	$(49.5)	$4.9	$24.2

(1)

We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group and allocate net investment income to each of our Property and Casualty segments.

Personal Lines

Personal Lines’ net premiums written increased $48.5 million, or 4.7%, to $1.1 billion in the first nine months of 2006. In 2005, net premiums written were negatively impacted by a reinstatement premium of $17.6 million, resulting from Hurricane Katrina. Excluding the impact of the reinstatement premium, Personal Lines’ net written premium increased $30.9 million, or 2.9%. This was primarily attributable to an increase in new business written in the personal automobile line due to the introduction of Connections Auto and related agency appointments.

Personal Lines’ segment income increased $68.9 million to $137.7 million for the first nine months of 2006, compared to $68.8 million for the same period in 2005. Segment income was positively affected by a decrease in catastrophe related activity of $81.1 million, from $112.9 million in the first nine months of 2005 to $31.8 million in the same period of 2006. Excluding the impact of all catastrophe related activity, our Personal Lines’ segment income would have decreased $12.2 million in the nine months ended September 30, 2006, compared to 2005. LAE and underwriting expenses were $35.3 million higher in 2006 primarily attributable to higher expenses in our claims operations, an increase in variable compensation costs and the impact of the new accounting for stock-based compensation in 2006. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to this segment. These items were partially offset by an estimated $8 million of improved current accident year underwriting results primarily attributable to a decrease in frequency of non-catastrophe claims in the personal automobile line. Also, favorable development on prior years’ loss and LAE reserves excluding Hurricane Katrina increased $6.5 million to $39.0 million in the first nine months of 2006, from $32.5 million in the first nine months of 2005. Investment earnings grew $4.4 million in the first nine months of 2006 compared to the same period in 2005 due to an increase in average invested assets primarily due to higher operational cash flows. In addition, underwriting results for involuntary pools, primarily Massachusetts Commonwealth Automobile Reinsurers (“MA CAR”), improved $4.5 million in the first nine months of 2006.

Commercial Lines

Commercial Lines’ net premiums written increased $78.8 million, or 12.9%, to $689.5 million for the first nine months of 2006. In 2005, net premiums written were negatively impacted by a reinstatement premium of $9.4 million, resulting from Hurricane Katrina. Excluding the impact of the reinstatement premium, Commercial Lines’ net premiums written increased $69.4 million, or 11.2%. This increase is primarily attributable to an increase in new business driven by growth in our other commercial lines’ businesses, primarily bonds and inland marine. Also, to a lesser extent, written premiums grew in the commercial multiple peril and commercial automobile lines of business. This growth was partially offset by declines in net written premium in the workers’ compensation line of business, primarily due to higher ceded premium as a result of increased reinsurance costs.

Commercial Lines’ segment income increased $126.4 million to $76.9 million in the first nine months of 2006, compared to a loss of $49.5 million in 2005. Segment income was positively affected by a decrease in catastrophe related activity of $92.7 million, from $151.9 million in the first nine months of 2005 to $59.2 million in the same period of 2006. Excluding all catastrophe related activity, Commercial Lines’ segment income would have increased $33.7 million in 2006. Segment income was positively affected by an increase of $30.8 million of favorable development on prior years’ loss and LAE reserves excluding Hurricane Katrina, to $53.7 million in the first nine months of 2006, from $22.9 million in the same period of 2005, driven primarily by the workers’ compensation and commercial automobile lines of business. In addition, current accident year results improved by an estimated $30 million, primarily due to growth in earned premium in our bond and inland marine lines of business and continued favorable loss trends. These items were partially offset by an increase of $30.6 million in underwriting and LAE expenses primarily attributable to an increase in variable compensation costs, investments in technology, higher expenses in support of our specialty lines, and the impact of the new accounting for stock-based compensation in 2006. In addition, there was an increase in the proportion of the corporate overhead expenses assigned to this segment.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $11.2 million, to $16.1 million in the nine months ended September 30, 2006, from $4.9 million for the same period in 2005. Excluding the aforementioned $7.0 million litigation settlement benefit related to Opus Investment Management Inc., segment income would have increased $4.2 million as compared to 2005. This increase was principally due to additional net investment income in our holding company, primarily resulting from the sale of our variable life insurance and annuity business at the end of 2005.

Investment Results

Net investment income increased $14.0 million, or 9.1%, to $168.4 million for the nine months ended September 30, 2006. The increase in net investment income reflects an increase in average invested assets due to increased operational cash flows and proceeds from the sale of the variable life insurance and annuity business, partially offset by cash outflows related to our share repurchase program and payments for losses related to Hurricane Katrina. The average pre-tax yield on fixed maturities was 5.5% for September 30, 2006 and September 30, 2005.

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

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”) based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, our actuaries develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the actuarial estimation process, which vary by line of business, include determining the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, the trend in loss costs, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. On a quarterly basis, our actuaries provide to management a point estimate for each significant line of our direct business to summarize their analysis.

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At September 30, 2006 and December 31, 2005, total recorded reserves were 5.4% greater than actuarially indicated point estimates for both periods.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $91.3 million and $53.0 million for the nine months ended September 30, 2006 and 2005, respectively, which represents 2.9%, and 1.5% of loss and LAE reserves held, respectively.

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

In 2005, we experienced significant catastrophe losses associated with Hurricane Katrina and established estimated gross loss and LAE reserves of approximately $535 million and incurred reinstatement premium of $27 million. Our loss estimate for Hurricane Katrina was developed using closed claims data, an analysis of the claims reported to date and estimated values of properties in the affected areas. Wind-speed data, flood maps and intelligence provided by on-the-ground staff and independent adjusters were used to project anticipated claims and damage projections. Anticipated costs for demand surge (increased costs for construction material and labor due to the increased damage resulting from the hurricane) were also included in the estimate. However, estimating losses following a major catastrophe is an inherently uncertain process, which was made more difficult by the unprecedented nature of this event, including the legal and regulatory uncertainty, difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, aggravating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas.

For the third quarter of 2006, recent trends in claims activity caused us to re-evaluate and increase our estimate of Hurricane Katrina net loss and loss adjustment reserves by $62 million on a pre-tax basis, or $52.1 million, net of reinsurance, on a pre-tax basis. In Commercial Lines, the estimate of net losses increased primarily due to the recognition of higher business interruption exposure as more complete information was provided by insureds in response to a recent initiative to obtain related documentation, the impact of disputes related to wind versus water as the cause of loss, the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. In Personal Lines, the estimate of net losses increased by approximately $8 million, primarily due to the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. The estimate of loss adjustment expenses also increased, driven primarily by a recent increase in litigation activity leading up to the pre-existing one year limit on a homeowner policyholders’ ability to challenge claims (this period was extended to two years by legislative action) and a recent change to the Louisiana bad faith law. Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

Loss Reserves by Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into six broader lines of business: personal automobile, homeowners, workers’ compensation, commercial automobile, commercial multiple peril, and other lines.

The process of estimating reserves involves considerable judgment by management and is inherently uncertain. Actuarial point estimates by lines of business are the primary basis for determining ultimate expected losses and LAE and the level of net reserves required; however, other factors are considered as well. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the amount of data or experience we have with respect to a particular product or geographic area, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves.

The table below shows our recorded net reserves and the actuarial reserve point estimates by line of business at September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$695.7	$667.9	$695.2	$665.9
Homeowners	116.0	112.4	108.8	101.3
Other Personal lines	25.7	23.2	28.3	27.4
Workers’ Compensation	410.0	394.1	424.1	409.1
Commercial Automobile	162.9	152.1	167.6	156.5
Commercial Multiple Peril	511.7	478.1	538.0	504.2
Other Commercial lines	153.5	132.5	140.4	121.8
Asbestos and Environmental	23.9	20.2	24.4	20.5
Pools and other	217.1	217.1	224.3	224.3

Total	$2,316.5	$2,197.6	$2,351.1	$2,231.0

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at September 30, 2006 and December 31, 2005 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes in commercial lines and recent adverse severity trends in certain commercial line coverages. In addition, management also considered the significant growth in our surety and inland marine business for which we have limited actuarial data to estimate losses and the product mix change in the surety bond business towards a greater proportion of contractor surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the likelihood of adverse development in the workers compensation line where losses also tend to emerge over long periods of time and rising medical costs have continued. In our Personal Lines Segment, management considered the significant improvement in frequency and severity trends the industry has experienced over several years in these lines of business which were unanticipated and remain to some extent unexplained. Also in Personal Lines, management considered the significant growth in our new business and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At September 30, 2006 and December 31, 2005, total recorded reserves were 5.4% greater than actuarially indicated point estimates for both periods.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Nine Months Ended September 30,
(In millions)	2006	2005
Reserve for losses and LAE, beginning of period	$3,458.7	$3,068.6
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,087.3	1,121.2
Decrease in provision for insured events of prior years	(91.3)	(53.0)
Hurricane Katrina	48.6	187.8

Total incurred losses and LAE	1,044.6	1,256.0

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	485.7	493.6
Losses and LAE attributable to insured events of prior years	512.1	517.5
Hurricane Katrina	81.2	9.2

Total payments	1,079.0	1,020.3

Change in reinsurance recoverable on unpaid losses	(226.7)	260.1

Reserve for losses and LAE, end of period	$3,197.6	$3,564.4

The table below summarizes the reserve for losses and LAE by line of business.

(In millions)	September 30, 2006	December 31, 2005
Personal Automobile	$1,222.4	$1,183.9
Homeowners and Other	185.5	224.5

Total Personal	1,407.9	1,408.4

Workers’ Compensation	646.1	672.5
Commercial Automobile	234.7	245.0
Commercial Multiple Peril	613.1	812.0
Other Commercial	295.8	320.8

Total Commercial	1,789.7	2,050.3

Total reserve for losses and LAE	$3,197.6	$3,458.7

The total reserve for losses and LAE as disclosed in the above table decreased by $261.1 million for the nine months ended September 30, 2006. The decrease in 2006 was mostly a result of payments to insureds for hurricanes Katrina and Rita.

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

The table below summarizes the change in the provision for insured events of prior years by line of business (excluding Hurricane Katrina).

	Nine Months Ended September 30,
(In millions)	2006	2005
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(38.6)	$(25.6)
Homeowners and other	0.7	(6.3)

Total Personal	(37.9)	(31.9)

Workers’ Compensation	(15.5)	4.2
Commercial Automobile	(11.9)	(2.6)
Commercial Multiple Peril	(14.9)	(10.5)
Other Commercial	(5.0)	(5.4)

Total Commercial	(47.3)	(14.3)

Voluntary Pools	1.4	2.4

Decrease in loss provision for insured events of prior years	(83.8)	(43.8)
Decrease in LAE provision for insured events of prior years	(7.5)	(9.2)

Decrease in total loss and LAE provision for insured events of prior years	$(91.3)	$(53.0)

Estimated loss reserves for claims occurring in prior years developed favorably by $83.8 million and $43.8 million during the first nine months of 2006 and 2005, respectively. The favorable loss reserve development during the first nine months of 2006 is primarily the result of lower bodily injury claim frequency in the personal automobile line, primarily in the 2005 and 2004 accident years, and lower severity in the workers’ compensation line, primarily in the 2004 and 2003 accident years. In addition, lower frequency of liability claims in the commercial multiple peril line for the 2003, 2004 and 2005 accident years and lower frequency of bodily injury claims in the commercial automobile line, primarily in the 2004 and 2005 accident years, contributed to the favorable loss development.

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

During the first nine months of 2006 and 2005, estimated LAE reserves for claims occurring in prior years developed favorably by $7.5 million and $9.2 million, respectively. The favorable development in both years is primarily attributable to improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses primarily in the workers’ compensation line.

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $23.9 million and $24.3 million at September 30, 2006 and December 31, 2005, respectively, net of reinsurance of $15.8 million and $16.2 million at September 30, 2006 and December 31, 2005, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the last three years. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $57.1 million and $57.0 million at September 30, 2006 and December 31, 2005, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

We estimate our ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business assumed reinsurance and pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. Nevertheless, the asbestos, environmental and toxic tort liability reserves could be revised, and any such revisions could have a material adverse effect on our results of operations for a particular quarter or annual period or on our financial position.

Life Companies

On December 30, 2005, we sold all of the outstanding shares of capital stock of AFLIAC, a life insurance subsidiary representing approximately 95% of our run-off variable life insurance and annuity business, to Goldman Sachs. The transaction also includes the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust (“AIT”) agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, we agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Services, Inc. (“AFIMS”), an investment advisory subsidiary, concurrently with the consummation of the fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006.

In connection with these agreements, FAFLIC will provide transition services until the earlier of eighteen months from the December 30, 2005 closing or when the operations of AFLIAC, and the FAFLIC business to be reinsured, can be transferred to Goldman Sachs. This transition period is currently expected to extend into the fourth quarter of 2006.

Description of Life Companies Segment

Our Life Companies segment is discussed in two major components: Continuing Operations and Discontinued Operations. Our Life Companies Continuing Operations segment component manages run-off blocks of traditional life insurance products (principally the Closed Block), group retirement products, our GIC business, our discontinued group life and health business, including group life and health voluntary pools, and certain non-insurance subsidiaries. This segment also included the FAFLIC variable business through December 30, 2005. Our Discontinued Operations segment component represents the results of operations of the sold AFLIAC variable business.

Continuing Operations

The following table summarizes the results of operations for the Continuing Operations segment component for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Segment revenues
Premiums	$5.6	$6.0	$29.5	$30.6
Fees and other income	3.4	8.8	15.1	27.3
Net investment income (1)	22.2	27.1	68.9	83.4

Total segment revenue	31.2	41.9	113.5	141.3

Policy benefits, claims and losses	19.2	21.8	71.0	79.2
Policy acquisition expenses	0.2	1.5	0.7	5.2
Other operating expenses (2)	12.9	19.5	45.8	74.6

Segment loss	$(1.1)	$(0.9)	$(4.0)	$(17.7)

(1)

Net investment income includes GIC income of $0.6 million and $3.3 million for the quarters ended September 30, 2006 and 2005, respectively, and $4.4 million and $13.6 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)

Other operating expenses includes interest credited to the holders of such GICs of $0.8 million and $3.2 million for the quarters ended September 30, 2006 and 2005, respectively, and $5.7 million and $16.9 million for the nine months ended September 30, 2006 and 2005, respectively.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Life Companies’ Continuing Operations segment loss was $1.1 million in the third quarter of 2006, compared to a loss of $0.9 million during the same period in 2005. This was primarily due to the absence, in 2006, of earnings from FAFLIC variable products that were 100% co-insured at December 30, 2005, largely offset by lower expenses resulting from the run-off of our continuing life business.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Life Companies’ Continuing Operations segment loss was $4.0 million in the first nine months of 2006, compared to a loss of $17.7 million during the same period in 2005. This improvement was primarily the result of lower expenses due to the run-off of our continuing life business and the absence, in 2006, of a $4.0 million provision for an SEC investigation related to market timing in the second quarter of 2005.

Discontinued Operations

Income from Operations of Discontinued Variable Life Insurance and Annuity Business

Results for the quarter and nine months ended September 30, 2005 included $17.6 million and $38.6 million, respectively, net of taxes, related to the AFLIAC variable life insurance and annuity business. These results are reflected as a separate line item, Income from Operations of Discontinued Variable Life Insurance and Annuity Business, in the Consolidated Statements of Income. This business was sold as of December 30, 2005; therefore, there will not be future income related to the operations of this business.

Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business

On September 30, 2005, we recorded a loss of $474.6 million on the aforementioned sale of the AFLIAC business. In accordance with Statement No. 144, this loss represented the difference between the estimated carrying value of the AFLIAC business and its estimated fair value less cost to sell. This difference primarily consisted of deferred acquisition costs, which represents the majority of the excess in net asset carrying value measured on a GAAP basis, compared to a statutory basis. The estimated fair value was based on statutory surplus levels and market levels as of September 30, 2005. A provision of the sales agreement with Goldman Sachs required the sales price to be adjusted for changes in AFLIAC statutory surplus levels, market levels, redemption activity and other factors through the closing date of the agreement. On August 23, 2005, we implemented a hedging program related to the sales price of the AFLIAC business. This program was entered into to reduce the volatility in the sales price calculation from the effects of equity market movements from August 30, 2005 through the date of the closing. The $474.6 million estimate of the loss on sale was adjusted on December 30, 2005, the closing date, to reflect the actual purchase price paid by Goldman Sachs and the book value of AFLIAC on that date. We adjusted the loss on the sale of AFLIAC to a loss of $444.4 million at December 31, 2005.

For the nine months ended September 30, 2006, we recorded an additional loss of $25.8 million, net of tax, of which $2.9 million was recorded in the third quarter. Included in this charge was an additional $15.0 million provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45. This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others for a subset of our former variable annuity business. This estimate is based on, among other things, our review of affected policies, mathematical extrapolations derived from such review, and our preliminary view of possible settlement ranges with the Internal Revenue Service and affected policyholders. Although we believe our FIN 45 liability for legal and regulatory matter indemnities is appropriate, including with respect to this matter, such estimates are inherently uncertain and there can be no assurance that these estimates will not materially increase in the future.

Also included in the loss for the quarter and nine months ended September 30, 2006 was $2.9 million and $10.8 million, respectively, of costs primarily related to employee severance costs, net costs of transitional services, operations conversion expenses and other litigation matters. We currently anticipate incurring an estimated $4 million of additional costs related to these activities during the remainder of 2006.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	September 30, 2006		December 31, 2005
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$5,474.9	89.6%	$5,708.2	85.1%
Equity securities (1)	17.3	0.3	18.0	0.3
Mortgages	59.4	1.0	99.6	1.5
Policy loans (1)	127.2	2.1	139.9	2.1
Cash and cash equivalents (1)	391.9	6.4	701.5	10.4
Other long-term investments	40.5	0.6	42.6	0.6

Total	$6,111.2	100.0%	$6,709.8	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $598.6 million, or 8.9%, to $6.1 billion during the first nine months of 2006, of which cash and cash equivalents decreased $309.6 million and fixed maturities decreased $233.3 million. Cash and cash equivalents, particularly in the Property and Casualty segment, decreased primarily as a result of our share repurchase program, as well as payments for losses related to Hurricane Katrina. Fixed maturities decreased primarily due to our funding the maturity of long-term funding agreements. These decreases were partially offset by purchases of fixed maturities resulting from improved operational cash flows in our Property and Casualty segment.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 93.9% and 93.5% of our total fixed maturity portfolio at September 30, 2006 and December 31, 2005, respectively.

The following table provides information about the credit quality of our fixed maturities:

(In millions)		September 30, 2006			December 31, 2005
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$3,917.3	$3,897.0	71.2%	$3,891.2	$3,896.0	68.3%
2	Baa	1,254.3	1,245.3	22.7	1,430.8	1,440.4	25.2
3	Ba	124.1	125.2	2.3	152.4	152.3	2.7
4	B	153.0	155.6	2.8	152.2	151.7	2.6
5	Caa and lower	48.4	49.0	0.9	55.5	62.8	1.1
6	In or near default	1.3	2.8	0.1	3.8	5.0	0.1

	Total fixed maturities	$5,498.4	$5,474.9	100.0%	5,685.9	$5,708.2	100.0%

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.6% for September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, $95.0 million of our fixed maturities were invested in traditional private placement securities, as compared to $100.1 million at December 31, 2005. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $6.2 million of realized losses on other-than-temporary impairments of fixed maturities for the first nine months of 2006, as compared to $8.1 million for the first nine months of 2005, principally resulting from our exposure to below investment grade securities. Other-than-temporary impairments of fixed maturities for the first nine months of 2006 included $2.1 million from the industrial sector; $1.1 million from the automotive sector; $1.1 million from the consumer non-cyclical sector; $1.1 million from the consumer cyclical sector; $0.4 million from the communication sector; and $0.4 million from the capital goods sector. For the first nine months of 2005, other-than-temporary impairments of fixed maturities included $3.9 million related to the industrial sector; $1.6 million from the airline/transportation sector; $1.4 million from the automotive sector; and $1.2 million from the finance sector. In addition, we recognized $2.0 million of realized losses on other-than-temporary impairments of other invested assets for the nine months ended 2006, of which $1.7 million is from low income housing partnerships and $0.3 million is from other invested asset partnerships. We recognized $0.2 million of realized losses attributable to other-than-temporary impairments related to equity securities for the first nine months of 2005.

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

	September 30, 2006		December 31, 2005
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
12 months or less	$13.5	$1,230.5	$38.7	$2,335.7
Greater than 12 months	61.4	1,951.7	26.7	595.8

Total investment grade fixed maturities	74.9	3,182.2	65.4	2,931.5

Below investment grade fixed maturities:
12 months or less	3.6	118.8	9.0	171.3
Greater than 12 months	-	-	-	-

Total below investment grade fixed maturities	3.6	118.8	9.0	171.3
Equity securities	-	-	0.1	1.4

Total fixed maturities and equity securities	$78.5	$3,301.0	$74.5	$3,104.2

We had $78.5 million of gross unrealized losses on fixed maturities and equity securities at September 30, 2006, as compared to $74.5 million at December 31, 2005. The increase in gross unrealized losses of investment grade fixed maturity investments is primarily due to the impact of higher market interest rates, rather than a decline in credit quality of these investments. The decrease in gross unrealized losses of below investment grade fixed maturity investments is primarily due to our other-than-temporary impairments of fixed maturities during the first nine months of 2006. Obligations of U.S. Treasury, U.S. government and agency securities, states and political subdivisions had associated gross unrealized losses of $11.5 million at September 30, 2006 and $12.1 million at December 31, 2005. At both September 30, 2006 and December 31, 2005, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at September 30, 2006 and December 31, 2005. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage backed securities are included in the category representing their ultimate maturity.

(In millions)	September 30, 2006	December 31, 2005
Due in one year or less	$0.5	$0.2
Due after one year through five years	13.1	13.9
Due after five years through ten years	37.7	33.4
Due after ten years	27.2	26.9

Total fixed maturities	78.5	74.4
Equity securities	-	0.1

Total fixed maturities and equity securities	$78.5	$74.5

We had fixed maturity securities with a carrying value of $2.0 million on non-accrual status at September 30, 2006, as compared to $5.1 million at December 31, 2005. The effect of non-accruals, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $1.5 million for the nine months ended September 30, 2006, as compared to a reduction of $1.2 million for the nine months ended September 30, 2005. We expect that defaults in the fixed maturities portfolio may continue to negatively affect investment income.

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

We maintained an economic hedging program involving exchange traded futures contracts to hedge against increased guaranteed minimum death benefit (“GMDB”) claims that could arise from declines in the equity market below levels at December 3, 2003. In response to our entering into the agreement to sell our variable life insurance and annuity business, we discontinued this program on August 22, 2005. During the quarter ended September 30, 2005, we recognized $4.2 million in losses and, for the nine months ended September 30, 2005, we recognized $0.5 million of losses as a result of this program. These results are reflected in the Consolidated Statements of Income as Income from Operations of Discontinued Variable Life Insurance and Annuity Business. The GMDB hedges did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement No. 133”).

On August 23, 2005, we implemented a new derivative program designed to economically hedge against fluctuations in the purchase price of the variable life insurance and annuity business. The purchase price was determined at the time of closing and was subject to changes in interest rate, equity market, implied equity market volatility and surrender activity. The derivatives were terminated concurrent with the sale closing on December 30, 2005. The derivatives in this program included exchange traded futures contracts, interest rate swap contracts, and strike price call options. During the quarter ended September 30, 2005 and for the nine months ended September 30, 2005, we recognized $14.2 million in losses, reflected in the Consolidated Statements of Income as Loss on Disposal of Variable Life Insurance and Annuity Business. The hedges did not qualify for hedge accounting under Statement No. 133.

We had no realized gains or losses on derivatives for the quarters ended September 30, 2006 and September 30, 2005. For the nine months ended September 30, 2006, we recognized $0.1 million of net realized losses, as compared to $1.2 million of net realized gains for the nine months ended September 30, 2005. The realized gains in 2005 were primarily due to the termination of derivative instruments used to hedge the embedded gains of certain bonds identified to be liquidated to settle the maturity of a particular long-term funding agreement. In May 2006, a long-term funding agreement and its associated swap contract, with a notional value of $245.9 million, matured. The remaining long-term funding agreements and their associated swap contracts, with a combined $32.6 million notional value, will mature in 2008 and 2011. In 2006 and 2005, excluding those derivatives used in the GMDB program, our derivative instruments primarily consisted of swap contracts. Approximately half of our derivative instruments were effective hedges under Statement No. 133.

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

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

The provision for federal income taxes from continuing operations was an expense of $14.8 million during the third quarter of 2006 and resulted in a consolidated effective federal tax rate of 34.2%. The provision for federal income taxes from continuing operations was a benefit of $35.4 million during the same period in 2005. This benefit resulted in a consolidated effective federal tax rate of 25.1% of pre-tax losses from continuing operations. The provision in the current quarter resulted primarily from segment income, principally, the property and casualty segments. The prior year tax benefit resulted from the loss from continuing operations due to Hurricane Katrina.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The provision for federal income taxes from continuing operations was an expense of $64.8 million during the first nine months of 2006 and resulted in a consolidated effective federal tax rate of 31.3%. The provision for federal income taxes from continuing operations was a benefit of $4.2 million during the same period in 2005. This benefit resulted in a consolidated effective federal tax rate of 34.7% of pre-tax losses from continuing operations. The 2005 benefit reflected the unusually low level of segment income due to Hurricane Katrina and included a $2.3 million benefit representing a reduction in federal income tax reserves for prior years, resulting from ongoing Internal Revenue Service audits. Provisions for both years reflect deductions for tax exempt interest income and low income housing credits.

Our Accumulated Other Comprehensive Loss included our additional minimum pension liability and net unrealized investment losses of $124.8 million as of September 30, 2006. These unrealized losses resulted in a net deferred tax asset of $43.7 million. We recorded a valuation allowance related to the unrealized losses associated with our investment portfolio of $6.4 million, as it is our opinion that it is more likely than not that this asset will not be fully realized. We recorded this valuation allowance as an adjustment to Accumulated Other Comprehensive Loss, in the Shareholders’ Equity section of the Consolidated Balance Sheets. In addition, the sale of Financial Profiles, Inc. resulted in a tax gain of $12.1 million. We used this tax gain to offset our capital loss carryforwards and to reduce our valuation allowance by $4.1 million. We recorded the reduction in the valuation allowance in our Consolidated Statements of Income as an increase in Gain on Sale of Financial Profiles, Inc., a component of Discontinued Operations.

At September 30, 2006 and December 31, 2005, our deferred tax valuation allowance was $167.6 million and $165.3 million, respectively.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at September 30, 2006 and December 31, 2005 included the current extent to which changes in the mix of business in our Commercial Lines segment have affected our ultimate loss trends, significant improvement in personal lines frequency and severity trends the industry has experienced over the past couple of years which were unanticipated and remain to some extent unexplained, the likelihood of future adverse development related to significant catastrophe losses experienced late in 2005, the significant growth in our new Connections Auto product, bond and inland marine businesses and related growth in a number of states for which we have limited actuarial data to estimate ultimate losses, and the likelihood of adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs have continued. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At September 30, 2006 and December 31, 2005, total recorded reserves were 5.4% greater than actuarially indicated point estimates for both periods. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2005 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $91.3 million and $53.0 million for the nine months ended September 30, 2006 and 2005, respectively, which represents 2.86% and 1.49% of loss reserves held, respectively. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business in our Annual Report on Form 10-K for the year ended December 31, 2005 for guidance related to the annual development of our loss and LAE reserves.

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

Statutory Capital of Insurance Subsidiaries

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for FAFLIC and Hanover Insurance, as of September 30, 2006, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover Insurance (1)	$1,343.9	$460.3	$230.1	292%	584%
FAFLIC	201.3	40.5	20.3	497%	992%

(1)	Hanover Insurance Total Adjusted Capital includes $677.5 million related to its subsidiary, Citizens.

The total adjusted statutory capital position of Hanover Insurance increased during the first nine months of 2006, from $1.2 billion at December 31, 2005 to $1.3 billion, primarily due to improved underwriting results in our property and casualty business. The total adjusted statutory capital position of FAFLIC also improved during 2006, from $195.2 million at December 31, 2005 to $201.3 million at September 30, 2006. The increase in statutory surplus primarily resulted from the utilization of our net operating loss carryforwards and other tax attributes, partially offset by losses incurred as a result of an agreement to provide transitional services to Goldman Sachs in connection with the sale of our variable life insurance and annuity business (see Life Companies for further information).

The improvement of FAFLIC’s RBC ratios reflects lower required risk-based capital primarily due to lower asset and statutory reserve levels as a result of scheduled GIC maturities, coinsurance, and continued business run-off.

Significant Transactions

On August 31, 2006, we sold all of the outstanding shares of Financial Profiles, Inc., a wholly-owned subsidiary, to Emerging Information Systems Incorporated. We originally acquired Financial Profiles, Inc. in 1998 in connection with our then-ongoing life insurance and annuity operations. We received pre-tax proceeds of $21.5 million from the transaction and recognized an after-tax gain of $7.8 million during the third quarter of 2006.

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

Liquidity and Capital Resources

Net cash used in operating activities was $46.4 million during the first nine months of 2006, as compared to net cash provided of $170.7 million during the same period in 2005. The $217.1 million increase in cash used by operating activities resulted primarily from an increase in cash outflows for loss and LAE payments related to 2005 catastrophes. We also had an increase in operating expense payments as well as an increase in payments to fund our qualified defined benefit pension plan.

Net cash provided by investing activities was $232.0 million during the first nine months of 2006, compared to $518.0 million for the same period of 2005. During 2006 and 2005, cash was primarily provided by net sales of fixed maturity securities to fund the maturity of long-term funding agreements.

Net cash used in financing activities was $495.2 million during the first nine months of 2006, compared to $614.0 million for the same period of 2005. During 2006, cash was primarily used to fund the maturity of certain long-term funding agreements and to fund our share repurchase program, while during 2005, cash was primarily used to fund the maturity of certain long-term funding agreements.

In 2005, our Board of Directors authorized a share repurchase program of up to $200 million. We repurchased 4.0 million shares at an aggregate cost of $200 million during the first nine months of 2006.

At September 30, 2006, THG, as a holding company, had $268.6 million of cash and fixed maturities. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2006, which consist primarily of interest on the senior debentures. In addition, in October 2006, the Board of Directors declared an annual dividend of 30 cents per share, to be paid by the holding company in the fourth quarter of this year. Additionally, we expect that it will be necessary for the holding company to pay certain federal income tax liabilities during 2006 or 2007, as well as the indemnification of liabilities related to the sale of the variable life insurance and annuity business. However, we currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2006 holding company obligations.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements including the funding of our qualified defined benefit pension plan. Based on current law, we were required to and have contributed $49.0 million through October 2006. We expect to make significant cash contributions to our qualified defined benefit pension plan in future years. As the single employer of THG, the funding of these plans is the responsibility of FAFLIC. This contribution did not affect the statutory surplus of FAFLIC.

Our insurance subsidiaries, including FAFLIC, maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments and short-term investments. We had no commercial paper borrowings as of September 30, 2006 and we do not anticipate utilizing commercial paper in 2006. Debt ratings continue to adversely affect the cost and availability of credit lines, commercial paper, and other additional debt and equity financing.

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

We have been named a defendant in various other legal proceedings arising in the normal course of business, including one other suit which, like the Emerald case described above, challenge the Company’s imposition of certain restrictions on trading funds invested in separate accounts. Such matters also include class actions and other litigation in the southeast United States, particularly Louisiana and Mississippi, relating to the interpretation of certain insurance laws and the scope of insurance coverage under homeowners’ and commercial property policies of losses due to flooding, civil authority actions, loss of landscaping and business interruption, as well as factual disputes as to the underlying causes of certain losses. In addition, we are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, which currently include investigations relating to “market timing” in sub-accounts of variable annuity and life products, and inquiries relating to tax reporting calculations to policyholders and others in connection with distributions under a subset of variable annuity contracts in this business. The potential outcome of any such action, or other legal proceedings in which we have been named a defendant, and our ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

Other Regulatory Matters

In September 2005, the Massachusetts Commissioner of Insurance directed the Massachusetts Commonwealth Automobile Reinsurers to redistribute the Exclusive Representative Producers (“ERPs”) amongst the state’s insurance carriers, effective during 2006. On January 27, 2006, the Commissioner of Insurance approved the Redistribution Plan for ERPs and the Plan was implemented on March 1, 2006 for all new business and May 1, 2006 for all renewal business. We expect this redistribution will at least temporarily lead to a better equalization of the loss burden from the ERPs and is not likely to adversely affect our results of operations or financial position. In addition, recently, the Massachusetts Supreme Judicial Court unanimously affirmed the authority of the Commissioner to promulgate an assigned risk plan for the residual market of personal automobile insurance and the Commissioner of Insurance has issued a Notice of Hearing to consider implementation of an assigned risk plan for 2007. The proposed assigned risk plan would distribute the residual market based on individual policyholder assignments rather than the distribution of ERPs.

In Massachusetts in 2006, personal automobile rate decreases of 8.7% were mandated by the Division of Insurance. We currently expect that the Division of Insurance will mandate a further rate decrease in 2007, which may exceed the decrease in 2006, and may be significant.

Legislation was recently enacted in Louisiana to extend the time period for Louisiana homeowners who have policy coverage claims arising out of hurricanes Katrina and Rita to take legal action against their insurance companies from the pre-existing 12 month period to 24 months from the date of loss. The Louisiana Supreme Court has determined that the legislation is constitutional. Legislation was also recently adopted which increased an insurer’s potential exposure if it is determined to have acted in bad faith in the claim adjustment process. Additionally, the State of Louisiana continues to impose regulatory restrictions on our ability to reduce exposure to areas affected by hurricanes Katrina and Rita.

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

Inland Marine Insurance - A type of coverage developed for shipments that do not involve ocean transport. It covers articles in transit by all forms of land and air transportation as well as bridges, tunnels and other means of transportation and communication. Floater policies that cover expensive personal items such as fine art and jewelry are included in this category.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the first nine months of 2006 to these risks or our management of them.

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

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that during the fiscal quarter ended September 30, 2006 there were no such changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following important factors, among others, in some cases have affected and in the future could affect our actual results, and cause actual results to differ materially from historical or projected results. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply. Risk factors which have changed from those previously disclosed in our Annual Report on Form 10-K have been marked in bold. The risks identified below reflect additional risks, or provide additional examples of risks, described in “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2005. In order to better understand the risks we face, the following description and updates should be read in conjunction with the disclosure in such Exhibit 99.2.

Risks Relating to Our Property and Casualty Insurance Business

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years, including risks indirectly insured through discontinued pools which are included in the Other Property and Casualty segment (our retained Life Companies business also includes discontinued pools which present similar risks); (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, particularly in light of an increasingly competitive product pricing environment and the adoption by competitors of strategies to increase agency appointments and commissions; (iii) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (iv) restrictions on insurance underwriting; (v) industry-wide change resulting from investigations and inquiries relating to compensation arrangements with insurance brokers and agents; and (vi) disruptions caused by the introduction of new personal lines products, such as our new multivariate auto product, and related technology changes and new personal and commercial lines operating models. Additionally, our profitability could be affected by adverse catastrophe experience, severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk. This factor, along with the increased cost of reinsurance, may result in insurers seeking to diversify their geographic exposure which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in non-coastal markets such as the Midwest. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of profits from operations in the Midwest.

Specifically, underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to hurricanes Katrina and Rita. The risks and uncertainties in our business that may affect such estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event. Factors that add to the complexity in this event include the legal and regulatory uncertainty (including recent legislative changes in Louisiana to the statute of limitations for reporting certain claims and to sanctions for “bad faith” claims handling), difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, the exacerbating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due in part to the availability and cost of resources to effect repairs. As a result, there can be no assurance that our ultimate costs associated with this event will not be substantially different from current estimates. In addition, there can be no assurance that, in light of the devastation in the areas affected by Hurricane Katrina, our ability to obtain and retain policyholders will not be adversely affected.

Hurricane Katrina has also contributed to uncertainty regarding the reinsurance marketplace, which also experienced significant losses related to this catastrophe. We anticipate that the cost of and ability to obtain reinsurance coverages similar to our current programs will be adversely affected by these factors.

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates. In addition, underwriting results and segment income could be adversely affected by changes in the current favorable frequency and loss trends generally being experienced industry-wide. Results in personal lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the current economic environment in Michigan, recent proposals in Michigan to reduce rates or the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores), by unfavorable loss trends that may result in New Jersey due to that state’s supreme court ruling relating to the no-fault tort threshold, and by disruptions caused by judicial and potential legislative intervention related to rules proposed by the Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market, as well as the 2006 reduction in personal automobile rates and expected significant rate reductions for 2007.

Also, our personal lines business production and earnings may be unfavorably affected by the introduction of our new multivariate auto product should we experience adverse selection because of our pricing, operational difficulties or implementation impediments with independent agents, or the inability to grow new markets after the introduction of new products or the appointment of new agents. In addition, there are increased underwriting risks associated with premium growth and the introduction of new products or programs in both our personal and commercial lines businesses, as well as the appointment of new agencies and the expansion into new geographical areas.

Additionally, during the past few years, we have made and our current plans are to continue to make, significant investments in our personal lines and commercial lines businesses to, among other things, strengthen our product offerings and service capabilities, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant and sustained profitable growth and obtaining favorable returns on these investments. In order for these investment strategies to be profitable, we must achieve both profitable premium growth and the successful implementation of our operating models so that our expenses do not increase proportionately with growth. The ability to grow profitably throughout the property and casualty “cycle” is crucial to our current strategy. There can be no assurance that we will be successful in profitably growing our business, or that we will not alter our current strategy due to changes in our markets or an inability to successfully maintain acceptable margins on new business or for other reasons, in which case written and earned premium, property and casualty segment income and net book value could be adversely affected.

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

In particular, we have provided forward-looking information relating to the sale of our variable life insurance and annuity business and its effect on our results of operations and financial position. There are certain factors that could cause actual results to differ materially from those anticipated herein. These include (i) the ability to timely achieve overhead and other expense savings; (ii) the ability of THG and FAFLIC to perform the transitional services in connection with the transactions without incurring unexpected expenses and the completion of the transitional services within the projected time so that we can realize projected cost savings; (iii) the impact of contingent liabilities, including litigation and regulatory matters, assumed or retained by THG in connection with the transaction and the impact of other indemnification obligations owed from THG to Goldman Sachs (including with respect to existing and potential litigation and regulatory actions and the remediation of certain processing errors in connection with tax reporting); (iv) the ability to outsource the administration of the retained FAFLIC businesses at projected rates and within the expected time frame; and (v) future statutory operating results of FAFLIC, which will affect its projected statutory adjusted capital and ability to obtain future regulatory approval for dividends.

Risks Relating to Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) heightened competition, including the recent intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (ii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring, such as the proposal to ban the use of credit scores with respect to personal lines in Michigan or arising out of the pending report on credit scores to be issued by the U.S Fair Trade Commission or interpretations of the Fair Credit Reporting Act such as are currently under review by the United States Supreme Court (see, for example, Safeco Insurance Company of America v. Charles Burr, et al. No. 06-84), restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers, whether as the result of recent competition or otherwise; (v) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) the inability to attract, or the loss or retirement of key executives or other key employees, particularly in the Life Companies segment through completion of the anticipated transition to Goldman Sachs; (vii) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best (for example, written premiums in our Commercial Lines segment were adversely affected during the time that A.M. Best had Hanover Insurance and Citizens on “credit watch” shortly after hurricanes Katrina and Rita and before we provided our preliminary estimate of projected losses); (ix) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (x) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (xi) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (xii) defaults or impairments of debt securities held by us; (xiii) higher employee benefit costs due to changes in market values of plan assets, interest rates, employee compensation levels, regulatory requirements or judicial interpretations of benefits; (xiv) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xv) errors or omissions in connection with the administration of any of our products; and (xvi) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
July 1 – 31, 2006	-	-	-	-
August 1 – 31, 2006	-	-	-	-
September 1 – 30, 2006	-	-	-	-

Total	-	$ -	-	$ -

ITEM 6 - EXHIBITS

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.

Registrant

Dated November 9, 2006	/s/ Frederick H. Eppinger, Jr.
Frederick H. Eppinger, Jr.
President, Chief Executive Officer
and Director

Dated November 9, 2006	/s/ Edward J. Parry, III
Edward J. Parry, III
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Director