Form 10-K
period 2006-12-31
HANOVER INSURANCE GROUP, INC.
filed 2007-03-01
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer    ☒                    Accelerated filer    ☐                    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sales price of June 30, 2006 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,396,698,724.

The number of shares outstanding of the registrant’s common stock, $.01 par value, was 51,271,040 shares as of February 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be held May 15, 2007 to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

PART I

ITEM 1 — BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG”) is a holding company organized as a Delaware corporation in 1995. Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal property and casualty subsidiaries; First Allmerica Financial Life Insurance Company (“FAFLIC”), which is our life insurance and annuity subsidiary; and certain other insurance and non-insurance subsidiaries. In addition, our results of operations prior to December 30, 2005 include Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”). On December 30, 2005, we sold AFLIAC through a stock purchase agreement, and reinsured 100% of the variable life insurance and annuity business of FAFLIC (see Life Companies on pages 46 to 49 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information). The results of operations for AFLIAC are reported as discontinued operations.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Our business includes financial products and services in two major areas: Property and Casualty, and Life Companies. Within these broad areas, we have ongoing operations principally in three operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. Our fourth operating segment, Life Companies, is in run-off. We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our junior subordinated debentures and our senior debentures.

Information with respect to each of our segments is included in “Segment Results” on pages 35 to 49 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 16 on pages 106 to 108 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

Following is a discussion of each of our operating segments.

PROPERTY AND CASUALTY

GENERAL

Our Property and Casualty group manages its operations principally through three segments, identified as Personal Lines, Commercial Lines and Other Property and Casualty. We underwrite personal and commercial property and casualty insurance through Hanover Insurance and Citizens, primarily through an independent agent network concentrated in the Midwest, Northeast, and Southeast United States. Additionally, our Other Property and Casualty segment consists of our premium financing business, our investment management services business and our voluntary pools business, in which we have not actively participated since 1995.

Our strategy in the Property and Casualty group focuses on the fundamentals of the business, namely disciplined underwriting, pricing, quality claim handling, strong agency relationships, active agency management, effective expense management and customer service. We have a strong regional focus. Our Property and Casualty group constituted the 31st largest property and casualty insurance group in the United States based on 2005 direct premiums written, according to A.M. Best.

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

Reference is also made to Item 1A – Risk Factors on pages 21 to 23 and “Risks and Forward-Looking Statements” on page 67 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

LINES OF BUSINESS

We underwrite personal and commercial property and casualty insurance coverage.

Personal Lines

Our Personal Lines segment accounted for $1.5 billion, or 57.1%, of consolidated segment revenues and provided $186.7 million of segment income before federal income taxes for the year ended December 31, 2006. Personal Lines comprised 61.9% of the Property and Casualty group’s net written premium in 2006. Personal automobile accounted for 68.9% and homeowners accounted for 28.4% of total personal lines net written premium in 2006.

Products

Personal Lines coverages include:

Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property. In 2006, we continued to introduce Connections™ Auto, our multivariate auto product, which is now available in seventeen states. Connections Auto utilizes a multivariate rating application which is intended to allow agents to write a wide spectrum of drivers.

Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flooding), theft and vandalism, and against third party liability claims. In September of 2006, we released an upgrade to our homeowners product that enhanced our agents’ ease of doing business and decreased quote times. We expect to introduce further homeowners’ product enhancements in several states during the first half of 2007.

Other personal lines is comprised of miscellaneous coverages including inland marine, umbrella, fire, personal watercraft and earthquake.

Markets

Our top ten personal lines markets and the percent of our 2006 personal lines’ net written premium represented by these markets are:

For the Year Ended December 31, 2006 (In millions, except ratios)	GAAP Net Premiums Written	% Of Total
Michigan	$599.8	42.0%
Massachusetts	205.8	14.4
New York	127.7	8.9
New Jersey	92.6	6.5
Louisiana	56.4	4.0
Florida	48.0	3.4
Connecticut	45.6	3.2
Indiana	44.7	3.1
Virginia	37.9	2.7
Maine	37.0	2.6
Other	132.3	9.2

Total	$1,427.8	100.0%

In Michigan, according to A.M. Best, based upon direct written premium for 2005, we ranked 4th in the industry for personal lines business, with approximately 8% of the state’s total market. Approximately 67% of our Michigan personal lines business is in the personal automobile line. Approximately 41% of our total personal automobile net written premium is in Michigan. In addition, approximately 31% of our Michigan personal lines business is in the homeowners line. Approximately 46% of our total homeowners net written premium is in Michigan. In Michigan, we are a principal provider with many of our agencies, averaging over $1.1 million of total written premium per agency in 2006.

In Massachusetts, approximately 75% of our personal lines business is in the personal automobile line and 22% is in the homeowners line.

Commercial Lines

Our Commercial Lines segment accounted for $1.0 billion, or 36.0%, of consolidated segment revenues and provided segment income before federal income taxes of $120.3 million for the year ended December 31, 2006. Commercial Lines comprised 38.1% of the Property and Casualty group’s net written premium in 2006. Commercial multiple peril net written premium accounted for 40.0%, commercial automobile 22.0% and workers’ compensation 12.5% of total commercial lines net written premium in 2006. In addition, the combination of our inland marine, ocean marine and bond business accounted for 19.5% of total commercial lines net written premium in 2006.

Products

Our AvenuesTM commercial lines product suite provides agents and customers with products designed for small, middle, and specialized markets. Commercial Lines coverages include:

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

Other commercial lines is comprised of various coverages including inland and ocean marine, bonds, umbrella, general liability, and fire.

Markets

We manage our commercial lines portfolio with a focus on growth from the most profitable industry segments, which varies by line of business and geography. Our top ten commercial lines markets and the percent of our 2006 commercial lines’ net written premium represented by these markets are:

For the Year Ended December 31, 2006 (In millions, except ratios)	GAAP Net Premiums Written	% Of Total
Michigan	$150.2	17.1%
New York	111.5	12.7
Massachusetts	99.1	11.3
New Jersey	63.5	7.2
Florida	44.4	5.0
Maine	43.8	5.0
Texas	39.4	4.5
Louisiana	37.6	4.3
Illinois	33.4	3.8
Indiana	31.5	3.6
Other	224.9	25.5

Total	$879.3	100.0%

Approximately 38.9% of commercial lines written premium is comprised of small policies having less than $10,000 in premium. Policies with premium between $10,000 and $100,000 account for an additional 49.1% of the total. The commercial lines segment seeks to maintain strong agency relationships as a strategy to secure and retain our agents’ best business. The quality of business written is monitored through an ongoing quality assurance program, accountability for which is shared at the local, regional and corporate levels.

Other Property and Casualty

The Other Property and Casualty segment consists of AMGRO, Inc. (“AMGRO”), our premium financing business; Opus Investment Management, Inc. (“Opus”), which provides investment advisory services to affiliates and to other institutions, including unaffiliated insurance companies, retirement plans and foundations; and run-off voluntary pools business in which we have not actively participated since 1995. In addition, the Other Property and Casualty segment includes earnings on holding company assets.

Premium Financing Services

Through AMGRO, we engage in the business of financing property and casualty insurance premiums to commercial customers, primarily those of unaffiliated carriers. Generally, these installment finance receivables are secured by the related unearned insurance premiums on such policies. The customers of AMGRO are those firms or persons that borrow from AMGRO to finance insurance premiums.

Investment Advisory Services

Through our registered investment advisor, Opus, we provide investment advisory services to affiliates and to other institutions, including unaffiliated insurance companies, retirement plans and foundations. At December 31, 2006, Opus had assets under management of approximately $7.3 billion, of which approximately $1.1 billion represented assets managed for entities unaffiliated with us.

Voluntary Pools

We have terminated our participation in virtually all voluntary pool business; however, we continue to be subject to claims related to years in which we were a participant. See also “Reinsurance Facilities and Pools – Voluntary Pools” on page 11 of this Form 10-K.

MARKETING AND DISTRIBUTION

We are licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia. In 2006, our top ten personal and commercial markets based on total net written premium in the state were:

	Personal Lines		Commercial Lines		Total
(In millions, except ratios)	GAAP Net Premiums Written	% Of Total	GAAP Net Premiums Written	% Of Total	GAAP Net Premiums Written	% Of Total
Michigan	$599.8	42.0%	$150.2	17.1%	$750.0	32.5%
Massachusetts	205.8	14.4	99.1	11.3	304.9	13.2
New York	127.7	8.9	111.5	12.7	239.2	10.4
New Jersey	92.6	6.5	63.5	7.2	156.1	6.8
Louisiana	56.4	4.0	37.6	4.3	94.0	4.1
Florida	48.0	3.4	44.4	5.0	92.4	4.0
Maine	37.0	2.6	43.8	5.0	80.8	3.5
Indiana	44.7	3.1	31.5	3.6	76.2	3.3
Connecticut	45.6	3.2	25.8	2.9	71.4	3.1
Virginia	37.9	2.7	26.5	3.0	64.4	2.8
Other	132.3	9.2	245.4	27.9	377.7	16.3

Total	$1,427.8	100.0%	$879.3	100.0%	$2,307.1	100.0%

We have a strong regional focus. Our Property and Casualty group maintains twenty-three local branch sales and underwriting offices in nineteen states. Additional processing support is provided in Atlanta, Georgia; Worcester, Massachusetts; and Howell, Michigan. Administrative functions are centralized in our headquarters in Worcester, Massachusetts. This regional strategy allows us to maintain a strong focus on local markets and the flexibility to respond to specific market conditions. It also is a predominant factor in the establishment and maintenance of long-term relationships with mid-sized, well-established independent agencies.

Independent agents provide specialized knowledge of property and casualty products, local market conditions and customer demographics. Independent agents account for most of the sales of our property and casualty products. We compensate agents primarily through regular commissions and through a bonus plan that is tied to agency level written premium and profitability. This encourages agents to select customers whose risk characteristics are aligned with our underwriting philosophy.

Agencies are appointed based on profitability record, financial stability, staff experience and professionalism, and business strategy. Once appointed, we monitor each agency’s performance and, in accordance with applicable legal and regulatory requirements, take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products or revising commissions or bonus opportunities.

We sponsor local and national agent advisory councils as forums to enhance relationships with our agents. These councils provide input on the development of products and services, help us to coordinate marketing efforts, provide support to our strategies, and help us enhance our local market presence.

For our Other Property and Casualty segment business, investment advisory services are marketed directly through Opus, while premium financing services are generally marketed through independent insurance agents to customers of many property and casualty carriers. Less than 1% of our premium financing services’ business is provided to customers of our Commercial Lines segment.

PRICING AND COMPETITION

We seek to achieve a targeted combined ratio in each of our product lines regardless of market conditions. The targeted combined ratios reflect current investment yield expectations, our loss payout patterns, and target returns on equity. This strategy is intended to better enable us to achieve measured growth and consistent profitability. In addition, we seek to utilize our knowledge of local markets to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of our staff in the local branch offices. Also, we seek to gather objective and verifiable information during the underwriting process, such as past driving records and credit histories. Since we maintain a strong regional focus and a significant market share in a number of states, we can apply our knowledge and experience in making underwriting and rate setting decisions.

The property and casualty industry is a competitive market. Our competitors include national, regional and local companies that sell insurance through various distribution channels, including independent agencies, through a captive agency force and/or directly to consumers. We market through independent agents and compete for business on the basis of product, price, agency and customer service, local relationship and ratings, among other things.

In Personal Lines, we face competition from national, regional and local companies that sell insurance through independent agents, captive agents and/or directly to consumers. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency and technology, will enable us to compete effectively.

In our Michigan personal lines business, where we market our products under the Citizens Insurance brand name, we compete with a number of national direct writers and regional and local companies. Principal personal lines competitors are AAA Auto Club of Michigan, State Farm Group and Auto Owners. We believe our agency relationships, Citizens Insurance brand recognition, the Citizens Best program and Connections Auto enable us to distribute our products competitively in Michigan.

Based on net written premium, approximately 16% of our 2006 personal automobile business was written in Massachusetts. The Massachusetts Commissioner of Insurance (the “Commissioner”) sets the rates for personal automobile business in the state. The Commissioner issued a decision decreasing the state-wide average rate by 11.7% effective April 1, 2007. Rates were decreased by 8.7% on January 1, 2006, and 1.7% on January 1, 2005. The impact of the rate change on our average policy premium as a result of the prior year changes was a decrease of 7.4% for 2006 and 1.2% for 2005.

Due to the unique nature of the personal lines’ rate setting process and the residual market mechanism in Massachusetts, we carefully manage our business in this state. In 2006 and 2005, our efforts included the termination of several agencies, the reduction or elimination of certain group business, and an enhanced cession strategy relating to the Massachusetts residual market. Also, we placed additional focus on claims handling practices for Massachusetts business. We believe these efforts have improved our Massachusetts underwriting performance compared to prior years. Our underwriting performance in this state is expected to be negatively impacted by the 2007 rate reduction and future rate reductions; we cannot predict the impact of potential changes to the residual market mechanism.

In Commercial Lines, we face competition primarily from national, regional and local companies that sell insurance through independent agents or captive agents. We believe that our emphasis on maintaining a local presence in our markets, coupled with investments in products, operating efficiency and technology, will enable us to compete effectively. Also, we seek to develop and maintain strong relationships with our agents. Our Property and Casualty group is not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the group’s insurance operation.

In our Other Property and Casualty segment, AMGRO faces competition among providers of premium financing services, including from banks, finance companies and property and casualty insurance carriers that offer direct billing plans. Competition is based on price and quality of service. Our premium financing business is not dependent on a single customer or agency relationship for which the loss of any one would have an adverse affect on its operations. Also, in our Other Property and Casualty segment, Opus faces strong competition among providers of investment advisory services. In general, competition is based on a number of factors, including investment performance, pricing and client service. There are few barriers to entry by new investment advisory firms. Opus also earns advisory fees from other affiliated and unaffiliated separately managed accounts and we are dependent upon the relationships we maintain with them. In the event that any of these relationships are discontinued, the segment’s financial results may be adversely affected.

CLAIMS

We utilize experienced claims adjusters, appraisers, medical specialists, managers and attorneys in order to manage our claims. Our Property and Casualty group has field claims adjusters strategically located throughout our operating territories. Claims staff members work closely with the agents and seek to settle claims rapidly, fairly and in a cost-effective manner.

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

We utilize claims processing technology which allows most of the smaller and more routine personal lines claims to be processed at centralized locations. In 2006, we invested in enhancements to our claims related technology and processes and in 2007 we plan to begin to implement new technology and reorganize our claims processes. We believe these enhancements and our centralization will help to increase efficiency and reduce costs, although there can be no assurance that we will achieve our objectives or that disruptions caused by such implementations will not adversely affect our operations or financial results.

CATASTROPHES

Property and casualty insurers are subject to claims arising out of catastrophes, which may have a significant impact on their results of operations and financial condition. We may experience catastrophe losses in the future which could have a material adverse impact on us. Catastrophes can be caused by various events, including snow, ice storms, hurricanes, earthquakes, tornadoes, wind, hail, terrorism, fires and explosions. The incidence and severity of catastrophes are inherently unpredictable. We manage our catastrophe risks through underwriting procedures, including the use of deductibles and specific exclusions for floods and terrorism, as allowed, and other factors, through geographic exposure management and through reinsurance programs. The catastrophe reinsurance program is structured to protect us on a per-occurrence basis. We will monitor geographic location and coverage concentrations in order to manage corporate exposure to catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril insurance have, in the past, generated the majority of catastrophe-related claims.

TERRORISM

As a result of the Federal Terrorism Risk Insurance Act of 2002 (“TRIA”) and the Federal Terrorism Risk Insurance Extension Act of 2005, prior terrorism exclusions in insurance policies are void for certified terrorist events (as defined by TRIA). TRIA provides a federal reinsurance arrangement for insured losses resulting from certified terrorist events that exceed certain thresholds on an industry-wide basis. There can be no assurance that TRIA will be extended beyond its current expiration date of December 31, 2007.

As required, we have notified policyholders of their option to elect the terrorism coverage and the cost of this coverage. We seek to manage our exposures on an individual line of business basis and in the aggregate by zip code and, as available, street address. At this time, we have purchased no additional specific terrorism-only reinsurance coverage. However, we are reinsured for certain terrorism coverage within existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate treaties (see Reinsurance – on pages 14 to 17 of this Form 10-K). Our retention limit under TRIA in 2006 was $111.5 million, representing 9.2% of year-end 2005 statutory policyholder surplus, and is estimated to be $137.4 million in 2007, representing 9.4% of 2006 year-end statutory policyholder surplus. We were required to retain an additional 10% of any claims from a certified terrorist event in excess of our retention in 2006, and will be required to retain 15% of any claims from a certified terrorist event in excess of our retention in 2007. Coverage under TRIA is available for workers’ compensation, commercial multiple peril and certain other commercial lines policies.

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

In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet our underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New Jersey, New York, Louisiana and Florida each impose material restrictions on a company’s ability to withdraw from certain lines of business in their respective states. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance departments can impose significant charges on a carrier in connection with a market withdrawal or refuse to approve these plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may significantly restrict an insurer’s ability to exit unprofitable markets.

Emergency Rule 23 (“Rule 23”), which was issued on December 30, 2005 by the Louisiana Insurance Commissioner, and which suspended the authority of insurance companies to cancel or non-renew certain personal and commercial property insurance policies covering properties in Louisiana that had been damaged by hurricanes Katrina and Rita, expired on December 31, 2006. Prior to the expiration of Rule 23, Advisory Letter 06-05 was issued by the Louisiana Insurance Department providing guidance on actions to be taken before insurers may send cancellation or non-renewal notices on properties previously covered by Rule 23. Legislation was enacted in Louisiana to extend the time period for Louisiana homeowners who have policy coverage claims arising out of hurricanes Katrina and Rita to take legal action against their insurance companies from the pre-existing 12 month period to 24 months from the date of loss. The Louisiana Supreme Court has determined that the legislation is constitutional. Legislation was also adopted which increased an insurer’s potential exposure if it is determined to have acted in bad faith in the claim adjustment process.

In January 2007, the Governor of Florida signed into law significant changes affecting the property and casualty insurance market. The legislation reversed two recently approved rate increases for the residual market property insurer, Citizens Property Insurance Corporation, and mandated that private insurer rates be adjusted to reflect projected savings in reinsurance costs realized through purchases of catastrophe reinsurance from the Florida Hurricane Catastrophe Fund. Insurers are presently prohibited by an Emergency Rule from canceling, non-renewing or raising rates with very limited exceptions, until rate filings reflecting the reduced cost of reinsurance from the Florida Hurricane Catastrophe Fund have been filed with the Office of Insurance Regulation. For further discussion of this legislation, see “Contingencies and Regulatory Matters – Other Regulatory Matters” on pages 65 and 66 in Management’s Discussion and analysis of Financial Condition and Results of Operations of this Form 10-K.

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to statutory property and casualty guaranty funds. The purpose of these guaranty funds is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premium in the state. While most guaranty associations provide for recovery of assessments through subsequent rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material – particularly following a large catastrophe affecting us and the industry generally or in markets which become disrupted or where we have significant market share.

We are subject to periodic financial and market conduct examinations conducted by state insurance departments. We are also required to file annual and other reports relating to the financial condition of our insurance subsidiaries and other matters.

RESIDUAL MARKETS AND POOLING ARRANGEMENTS

As a condition of our license to do business in various states, we are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase such coverage. Such mechanisms include assigned risk plans, reinsurance facilities and pools, joint underwriting associations, fair access to insurance requirements plans, and commercial automobile insurance plans. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will insure them voluntarily. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. We experienced an underwriting profit (loss) from participation in these mechanisms, mandatory pools and underwriting associations of $9.7 million and ($43.1) million in 2006 and 2005, respectively, relating primarily to coverages for personal and commercial property, personal and commercial automobile, and workers’ compensation. The improvement in underwriting results in 2006, compared to 2005, is primarily the result of our participation in the Louisiana Fair Access to Insurance Requirements Plan (“FAIR Plan”), which incurred significant losses in 2005 due to Hurricane Katrina, and to our participation in the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) pool.

Reinsurance Facilities and Pools

Reinsurance facilities are currently in operation in various states that require an insurer to write all applications submitted by an agent, regardless of its pricing or underwriting characteristics. As a result, insurers in that state may be writing policies for applicants with a higher risk of loss, or at a lower premium, than they would normally accept. The reinsurance facility allows the insurer to cede this high risk business to the reinsurance facility, thus sharing the underwriting experience with all other insurers in the state. If a claim is paid on a policy issued in this market, the facility will reimburse the insurer. Typically, reinsurance facilities operate at a deficit, which is then recouped by levying assessments against the same insurers.

With respect to our Massachusetts business, we cede a portion of our personal and commercial automobile premiums to the CAR pool. Net premiums earned and losses and LAE ceded to CAR were $44.3 million and $29.5 million in 2006, $53.3 million and $37.1 million in 2005, and $46.6 million and $38.1 million in 2004, respectively. At December 31, 2006, CAR represented at least 10% of our reinsurance activity.

As part of the CAR plan, Massachusetts maintains an Exclusive Representative Producer (“ERP”) program. An ERP is an independent agency which cannot obtain a voluntary insurance market for automobile business from insurance companies in Massachusetts. For Personal Lines, CAR assigns an ERP agency to an individual insurance carrier, which is then required to write all personal automobile business produced by that agency (subject to any cessions to the CAR pool). We are required to maintain a level of ERPs consistent with other carriers in the state and proportionate to our overall market share of such business. Once an agency is assigned to an insurance carrier, it is difficult to terminate the relationship. ERPs generally produce underwriting results that are markedly poorer than our voluntary agents, although results vary significantly among ERPs. For Personal Lines, as of December 31, 2006, we had approximately 16 ERPs assigned to us with annual direct retained written premium of approximately $24.3 million. As described under “Contingencies and Regulatory Matters - Other Regulatory Matters” on pages 65 and 66 of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K, the Massachusetts Commissioner of Insurance adopted rules to redistribute the residual market in 2006 and issued an Order in December 2006 directing the implementation of an assigned risk plan on a phased-in basis in April of 2007. In January 2007, the Commissioner of Insurance resigned and the Acting Commissioner issued an Order suspending the implementation of the assigned risk plan until a review could be completed by the administration of the newly elected Governor. For Commercial Lines, we act as one of six servicing carriers for commercial automobile business.

The Michigan Catastrophic Claims Association (“MCCA”) is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $400,000. All automobile insurers doing business in Michigan are required to participate in the MCCA. Insurers are reimbursed for their covered losses in excess of this threshold, which increased from $375,000 to $400,000 on July 1, 2006 and will continue to increase each July 1st in scheduled amounts until it reaches $500,000 in 2011. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. We ceded to the MCCA premiums earned and losses and LAE of $74.3 million and $118.8 million in 2006, $68.9 million and $61.3 million in 2005, and $60.9 million and $12.4 million in 2004, respectively. At December 31, 2006, the MCCA represented at least 10% of our reinsurance activity.

At December 31, 2006 and 2005, we had reinsurance recoverables on paid and unpaid losses from CAR of $42.3 million and $47.2 million, respectively, and from the MCCA of $515.0 million and $436.5 million, respectively. We believe that we are unlikely to incur any material loss as a result of non-payment of amounts owed to us by CAR, because CAR is a mandated pool supported by all insurance companies licensed to write automobile insurance in Massachusetts. In addition, with respect to MCCA, we are unlikely to incur any material loss from this facility as a result of non-payment of amounts owed to us by MCCA because (i) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, and (ii) the MCCA is supported by assessments permitted by statute.

Reference is made to Note 18 on pages 108 and 109 and Note 21 on pages 112 to 114 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

FAIR Plans and Other Involuntary Pools

The principal shared market mechanisms for property insurance are FAIR Plans, the formation of which were required by the federal government as a condition to an insurer’s ability to obtain federal riot reinsurance coverage following the riots and civil disorder that occurred during the 1960s. These plans, created as mechanisms similar to automobile assigned risk plans, were designed to increase the availability of property insurance in urban areas, but now cover other circumstances where homeowners are unable to obtain insurance, such as a result of hurricanes or other natural exposures. The federal government reinsures those insurers participating in FAIR Plans against excess losses sustained from riots and civil disorders. The individual state FAIR Plans are created pursuant to statute or regulation. The property shared market mechanisms provide insurance coverage protection for dwellings and certain commercial properties that could not be insured in the voluntary market. A few states also include a basic homeowners form of coverage in their shared market mechanism. Approximately 30 states have FAIR Plans, including Louisiana, Florida and Massachusetts.

In 2005, the Louisiana Citizens FAIR Plan experienced substantial losses primarily from Hurricane Katrina. We have estimated and recorded a liability related to Louisiana’s FAIR Plan for accident year 2005 at approximately $2.4 million and $20.0 million at December 31, 2006 and 2005, respectively. The maximum annual FAIR Plan assessment that can be levied against an insurer operating in Louisiana is approximately 30% of the annual direct premium written by the insurer in the prior year, consisting of a regular FAIR Plan assessment of up to 10%, a regular Coastal Plan assessment of up to 10%, and an emergency assessment of up to 10%. Under the state’s FAIR Plan, we are allowed to recover such losses from policyholders, subject to annual limitations. Under current regulations, we do not anticipate additional liabilities for the 2005 accident year. The availability of private homeowners insurance in the state is declining as carriers seek to exit or significantly reduce their exposure in the state. This will increase the number of insureds seeking coverage from the state’s FAIR Plan and could result in increased losses to us through the FAIR Plan for future events.

The Florida FAIR Plan, Citizens Property Insurance Corporation, also experienced considerable losses during 2005 as a result of hurricanes. The Florida Plan has authority to assess insurers up to an aggregate amount of approximately 20% of direct premium written from the prior year in the form of a regular assessment, not to exceed 10%, and an emergency assessment that may not exceed 10%. In 2006, we received an assessment from Florida’s FAIR Plan of $1.0 million. Florida’s FAIR Plan has experienced significant growth and is expected to continue to grow. In January 2007, the Governor of Florida signed into law significant changes affecting the property and casualty industry, as well as Florida’s FAIR Plan. For a further discussion of this legislation, see “Contingencies and Regulatory Matters – Other Regulatory Matters” on pages 65 and 66 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

We have recently seen significant growth in the Massachusetts FAIR Plan coastal exposures. We also anticipate the FAIR Plan to have significant hurricane exposures for 100 year or more events, which would likely be material to the FAIR Plan, as well as to participating companies.

It should also be noted that such an event would be subject to our reinsurance programs, as described in the “Reinsurance” section on pages 14 to 17 of this Form 10-K. Although it is difficult to accurately estimate such exposure, it would likely be material to our financial position and/or results of operations. Two other state FAIR Plans, where our participation is larger as compared to other states, are North Carolina and New York.

The New Jersey Department of Banking and Insurance has proposed establishing a mechanism to subsidize insurers for writing urban personal automobile policies. The Territorial Rating Equalization Exchange is intended to help to avoid future issues of high premiums and reduced availability in urban areas. The New Jersey Department of Banking and Insurance is presently seeking insurer comment and input to more fully develop and implement the proposal.

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

Assigned Risk Plans

Assigned risk plans are the most common type of shared market mechanism. Many states, including New Jersey and New York operate assigned risk plans. Such plans assign applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant’s state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy was voluntarily written. With respect to New York’s assigned risk plan, which is called The New York Automobile Insurance Plan (“NYAIP”), we have elected to transfer our assignments to a servicing carrier under a limited assignment distribution (“LAD”) agreement. Under this LAD agreement, the servicing carrier retains the assigned underwriting results of the NYAIP for which it receives a fee from us. In 2006 and 2005, we incurred expenses of $0.8 million and $4.3 million, respectively, related to this agreement.

Voluntary Pools

We have terminated our participation in virtually all voluntary pool business; however, we continue to be subject to claims related to years in which we were a participant. The most significant of these pools is a voluntary excess and casualty reinsurance pool known as the Excess and Casualty Reinsurance Association (“ECRA”), in which we were a participant from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in this pool, there can be no assurance that the reserves will be sufficient. Loss and LAE reserves for our voluntary pools were $74.8 million and $74.7 million at December 31, 2006 and 2005, respectively, including $53.3 million related to ECRA as of December 31, 2006 and 2005. Excluding the ECRA pool, the average annual paid losses and reserve balances at December 31, 2006 were not individually significant.

RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Reference is made to “Property and Casualty – Reserve for Losses and Loss Adjustment Expenses” on pages 40 to 46 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material effect on our results of operations or financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2006 full year premiums.

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

DECEMBER 31	2006	2005	2004
(In millions)
Statutory reserve for losses and LAE	$2,274.4	$2,351.4	$2,162.6
GAAP adjustments:
Reinsurance recoverable on unpaid losses	889.5	1,107.6	907.1
Other	—	(0.3)	(1.1)

GAAP reserve for losses and LAE	$3,163.9	$3,458.7	$3,068.6

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES RESERVE DEVELOPMENT

The following table sets forth the development of our GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 1996 through 2006.

DECEMBER 31	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
(In millions)
Net reserve for losses and LAE(1)	$2,274.4	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5	$2,005.5	$2,038.7	$2,117.2
Cumulative amount paid as of(2):
One year later	—	729.5	622.0	658.3	784.5	763.6	780.3	703.8	638.0	643.0	732.1
Two years later	—	—	967.0	995.4	1,131.7	1,213.6	1,180.1	1,063.8	996.0	967.4	1,054.3
Three years later	—	—	—	1,217.1	1,339.5	1,423.9	1,458.3	1,298.2	1,203.0	1,180.7	1,235.0
Four years later	—	—	—	—	1,478.9	1,551.5	1,567.8	1,471.8	1,333.0	1,301.5	1,365.9
Five years later	—	—	—	—	—	1,636.9	1,636.9	1,524.4	1,446.0	1,375.5	1,439.8
Six years later	—	—	—	—	—	—	1,689.0	1,560.6	1,497.5	1,458.7	1,486.3
Seven years later	—	—	—	—	—	—	—	1,596.4	1,537.4	1,496.3	1,555.3
Eight years later	—	—	—	—	—	—	—	—	1,573.3	1,528.0	1,584.5
Nine years later	—	—	—	—	—	—	—	—	—	1,557.2	1,610.4
Ten years later	—	—	—	—	—	—	—	—	—	—	1,636.0
Net reserve re-estimated as of(3):
End of year	2,274.4	2,351.1	2,161.5	2,078.9	2,083.8	2,056.9	1,902.2	1,924.5	2,005.5	2,038.7	2,117.2
One year later	—	2,271.1	2,082.0	2,064.4	2,124.2	2,063.3	2,010.8	1,837.1	1,822.1	1,911.5	1,989.3
Two years later	—	—	1,989.6	2,017.4	2,115.3	2,122.5	2,028.2	1,863.3	1,781.4	1,796.8	1,902.8
Three years later	—	—	—	1,971.5	2,093.9	2,124.3	2,066.6	1,863.0	1,818.6	1,734.9	1,832.5
Four years later	—	—	—	—	2,074.0	2,121.6	2,071.1	1,893.6	1,823.5	1,762.9	1,783.7
Five years later	—	—	—	—	—	2,121.7	2,078.3	1,901.6	1,860.5	1,770.9	1,810.9
Six years later	—	—	—	—	—	—	2,084.1	1,913.4	1,871.0	1,806.8	1,824.4
Seven years later	—	—	—	—	—	—	—	1,925.4	1,883.1	1,818.3	1,856.9
Eight years later	—	—	—	—	—	—	—	—	1,897.6	1,834.7	1,867.9
Nine years later	—	—	—	—	—	—	—	—	—	1,851.0	1,886.3
Ten years later	—	—	—	—	—	—	—	—	—	—	1,904.4

Redundancy (deficiency), net (4,5)	$—	$80.0	$171.9	$107.4	$9.8	$(64.8)	$(181.9)	$(0.9)	$107.9	$187.7	$212.8

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

(4)

Cumulative redundancy or deficiency at December 31, 2006 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were re-evaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were reevaluated at more than the original reserved amount.

(5)	The following table sets forth the development of gross reserve for unpaid losses and LAE from 1997 through 2006:

DECEMBER 31	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
(In millions)
Reserve for losses and LAE:
Gross liability	$3,163.9	$3,458.7	$3,068.6	$3,018.9	$2,961.7	$2,921.5	$2,719.1	$2,618.7	$2,597.2	$2,615.4
Reinsurance recoverable	889.5	1,107.6	907.1	940.0	877.9	864.6	816.9	694.2	591.7	576.7

Net liability	$2,274.4	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5	$2,005.5	$2,038.7

One year later:
Gross re-estimated liability		$3,409.9	$3,005.9	$2,972.2	$3,118.6	$2,926.4	$2,882.0	$2,553.4	$2,432.9	$2,472.6
Re-estimated recoverable		1,138.8	923.9	907.8	994.4	863.1	871.2	716.3	610.8	561.1

Net re-estimated liability		$2,271.1	$2,082.0	$2,064.4	$2,124.2	$2,063.3	$2,010.8	$1,837.1	$1,822.1	$1,911.5

Two years later:
Gross re-estimated liability			$2,941.5	$2,970.7	$3,113.5	$3,118.9	$2,913.0	$2,640.8	$2,379.6	$2,379.3
Re-estimated recoverable			951.9	953.3	998.2	996.4	884.8	777.5	598.2	582.5

Net re-estimated liability			$1,989.6	$2,017.4	$2,115.3	$2,122.5	$2,028.2	$1,863.3	$1,781.4	$1,796.8

Three years later:
Gross re-estimated liability				$2,951.0	$3,129.4	$3,146.6	$3,063.9	$2,658.0	$2,439.7	$2,305.2
Re-estimated recoverable				979.5	1,035.5	1,022.3	997.3	795.0	621.1	570.3

Net re-estimated liability				$1,971.5	$2,093.9	$2,124.3	$2,066.6	$1,863.0	$1,818.6	$1,734.9

Four years later:
Gross re-estimated liability					$3,128.6	$3,178.8	$3,088.5	$2,782.4	$2,458.4	$2,351.0
Re-estimated recoverable					1,054.6	1,057.2	1,017.4	888.8	634.9	588.1

Net re-estimated liability					$2,074.0	$2,121.6	$2,071.1	$1,893.6	$1,823.5	$1,762.9

Five years later:
Gross re-estimated liability						$3,197.0	$3,126.1	$2,814.1	$2,576.4	$2,368.2
Re-estimated recoverable						1,075.3	1,047.8	912.5	715.9	597.3

Net re-estimated liability						$2,121.7	$2,078.3	$1,901.6	$1,860.5	$1,770.9

Six years later:
Gross re-estimated liability							$3,148.7	$2,848.1	$2,619.0	$2,483.4
Re-estimated recoverable							1,064.6	934.7	748.0	676.6

Net re-estimated liability							$2,084.1	$1,913.4	$1,871.0	$1,806.8

Seven years later:
Gross re-estimated liability								$2,871.6	$2,649.2	$2,523.8
Re-estimated recoverable								946.2	766.1	705.5

Net re-estimated liability								$1,925.4	$1,883.1	$1,818.3

Eight years later:
Gross re-estimated liability									$2,672.9	$2,552.1
Re-estimated recoverable									775.3	717.4

Net re-estimated liability									$1,897.6	$1,834.7

Nine years later:
Gross re-estimated liability										$2,576.0
Re-estimated recoverable										725.0

Net re-estimated liability										$1,851.0

Reinsurance

We maintain a reinsurance program designed to protect against large or unusual losses and LAE activity. We utilize a variety of reinsurance agreements, which are intended to control our exposure to large property and casualty losses, stabilize earnings and protect capital resources, including facultative reinsurance, excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant aggregate losses arising from a single event such as snow, ice storm, windstorm, hail, hurricane, tornado, riot or other extraordinary event. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants and/or reinsurers and on market conditions, including the availability and pricing of reinsurance.

We cede to reinsurers a portion of our risk based upon policy premiums subject to such reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based upon reported financial strength ratings from rating agencies, ongoing review of our reinsurers’ financial statements and reputations in the reinsurance marketplace and the analysis and guidance of our reinsurance intermediaries, we believe that our reinsurers are financially sound.

As described above under “Residual Markets and Pooling Arrangements – Reinsurance Facilities and Pools”, we are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual market mechanisms.

Reference is made to “Reinsurance” in Note 18 on pages 108 and 109 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Reference is also made to “Reinsurance Facilities and Pools” on pages 8 and 9 of this Form 10-K.

The following tables summarize our reinsurance programs:

2006
(in millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage, Including Non-Certified Terrorism	Certified Terrorism Coverage (as defined by TRIA)
Property catastrophe occurrence treaty
All perils, per occurrence	< $60.0 $60.0 to $500.0 > $500.0	100% 16% 100%	NA 84% NA	NA 84%; Personal lines only NA
Property catastrophe aggregate treaty (1)
All perils	< $90.0 $90.0 to $140.0 > $140.0	100% 10% 100%	NA 90% NA	NA 90%; Personal lines only NA
Property per risk treaty (2)
All perils, per risk	< $2.0 $2.0 to $50.0 > $50.0	100% NA 100%	NA 100% NA	NA 100% NA
Casualty reinsurance (3)
Each loss, per occurrence for general liability, automobile liability and workers’ compensation	< $0.5 $0.5 to $1.25 $1.25 to $30.0 > $30.0	100% 35% NA 100%	NA 65% 100% NA	NA 65%; subject to annual aggregate limit 100%; subject to annual aggregate limit NA
Umbrella reinsurance (2)
Excess of loss treaty on umbrella liability coverages	< $1.0 $1.0 to $15.0 > $15.0	100% NA 100%	NA 100% NA	NA 100%; non-target risks only NA
Commercial marine reinsurance (2)
All inland and ocean marine, each occurrence	< $1.0 $1.0 to $6.0 > $6.0	100% NA 100%	NA 100% NA	NA 100%; inland marine only NA
Surety/fidelity bond reinsurance (2)
Excess of loss treaty on bond business	< $2.0 $2.0 to $30.0 > $30.0	100% 15% 100%	NA 85% NA	NA NA NA

NA – Not applicable

(1)

Retention and loss amounts were variable, ranging from $90.0 million to $93.0 million and $140.0 million to $143.0 million, respectively. The property catastrophe aggregate treaty included a per occurrence limit of $30.0 million.

(2)

The property per risk, commercial marine and bond treaties have an annual effective date of July 1st, and the excess of loss on umbrella liability coverage is continuous. All other treaties have January 1st effective dates.

(3)

The casualty reinsurance treaty includes $5 million of coverage for nuclear, chemical or biological events, whether or not such events are terrorism related. Certified terrorism losses, as defined by TRIA, which are not related to nuclear, chemical or biological events are subject to an annual aggregate limit of $30 million.

2007
(in millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage, including non-certified terrorism	Certified Terrorism Coverage (as defined by TRIA)
Property catastrophe occurrence treaty
All perils, per occurrence	< $90.0 $90.0 to $600.0 > $600.0	100% 15% 100%	NA 85% NA	NA 85%; Personal lines only NA
Property per risk treaty (1)
All perils, per risk	< $2.0 $2.0 to $50.0 > $50.0	100% NA 100%	NA 100% NA	NA 100% NA
Casualty reinsurance (2)
Each loss, per occurrence for general liability, automobile liability and workers’ compensation	< $.5 $0.5 to $1.25 $1.25 to $30.0 > $30.0	100% 60% NA 100%	NA 40% 100% NA	NA 40%; subject to annual aggregate limit 100%; subject to annual aggregate limit NA
Umbrella reinsurance (1)
Excess of loss treaty on umbrella liability coverages	< $1.0 $1.0 to $15.0 > $15.0	100% NA 100%	NA 100% NA	NA 100%; non-target risks only NA
Commercial marine reinsurance (1)
All inland and ocean marine, each occurrence	< $1.0 $1.0 excess $1.0 annual aggregate deductible $2.0 to $6.0 > $6.0	100% 16% NA 100%	NA 84% 100% NA	NA 84%; inland marine only 100%; inland marine only NA
Surety/fidelity bond reinsurance (1)
Excess of loss treaty on bond business	< $2.0 $3.0 excess $1.0 annual aggregate deductible $5.0 to $35.0 >$35.0	100% 17.5% 10% 100%	NA 82.5% 90% NA	NA NA NA NA

NA – Not applicable

(1)

The property per risk, commercial marine and bond treaties have an annual effective date of July 1st and the excess of loss on umbrella liability coverage is continuous. All other treaties have January 1st effective dates.

(2)

The casualty reinsurance treaty includes $5 million of coverage for nuclear, chemical or biological events, whether or not such events are terrorism related. Certified terrorism losses, as defined by TRIA, which are not related to nuclear, chemical or biological events are subject to an annual aggregate limit of $30 million.

We renewed our property catastrophe occurrence reinsurance treaty for approximately $48 million in 2007 and did not purchase the property catastrophe aggregate treaty. The cost of these treaties was approximately $52 million in 2006. For 2007, we increased our property catastrophe occurrence treaty coverage from $500 million to $600 million and raised our retention from $60 million to $90 million. There continues to be one mandatory reinstatement premium provision in the 2007 property catastrophe occurrence reinsurance treaty, consistent with a similar provision in the 2006 treaty. We believe the increase in retention for 2007 is appropriate given our increased surplus and the current reinsurance pricing environment.

While we exclude coverage of nuclear, chemical or biological events from the personal and commercial policies we write, we are required by law to offer this coverage in our workers’ compensation policies. We have reinsurance coverage under our casualty reinsurance treaty for losses that result from nuclear, chemical or biological events of approximately $5 million. All other treaties exclude such coverage. Further, under TRIA, our retention of losses from such events, if deemed certified terrorist events, is limited to $137.4 million and 15% of losses in excess of this limit in 2007. However, there can be no assurance that such events would not be material to our financial position or results of operations.

LIFE COMPANIES

OVERVIEW

Our Life Companies segment consists of two major components: Continuing Operations and Discontinued Operations. Our Continuing Operations business includes the run-off blocks of traditional life insurance products (principally the Closed Block), our discontinued group life and health business (including group life and health involuntary pools), certain group retirement products, and our guaranteed investment contract (“GIC”) business, as well as certain non-insurance subsidiaries. For the year ended December 31, 2006, our Continuing Operations segment accounted for $142.5 million, or 5.4%, of consolidated segment revenues, and a segment loss of $3.9 million before federal income taxes.

Our Discontinued Operations business includes additional costs associated with the loss on the sale of AFLIAC, including indemnification costs, operations conversion expenses, employee severance costs and the net cost of transitional services. Reference is made to “Segment Results – Life Companies” on pages 46 to 49 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

PRODUCTS

The following table reflects total reserves held, both gross and net of reinsurance recoverable, for the segment’s major product lines, including the Closed Block (see Note 1 - Summary of Significant Accounting Policies, Closed Block on page 77 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K), for the years ended December 31, 2006 and 2005.

	Gross		Net of Reinsurance Recoverable
DECEMBER 31	2006	2005	2006	2005
(In millions)
General Account Reserves:
Insurance
Traditional life	$723.8	$760.2	$723.7	$760.0
Group life and health insurance	287.3	322.2	77.5	86.8
Other life and health insurance	34.1	52.6	1.2	0.4

Total insurance	1,045.2	1,135.0	802.4	847.2

Annuities
Individual annuities	97.6	113.5	7.2	15.7
Group annuities	374.7	400.7	369.5	395.5

Total annuities	472.3	514.2	376.7	411.2

Guaranteed investment contracts	—	30.3	—	30.3

Total general account reserves (1)	$1,517.5	$1,679.5	$1,179.1	$1,288.7

Trust instruments supported by funding obligations	$38.5	$294.3	$38.5	$294.3

Separate Account Liabilities:
Insurance - Variable universal life	$85.3	$70.2	$85.3	$70.2
Annuities
Variable individual annuities	362.0	405.5	362.0	405.5
Group annuities	96.3	96.2	96.3	96.2

Total annuities	458.3	501.7	458.3	501.7

Total separate account liabilities (2)	$543.6	$571.9	$543.6	$571.9

(1)

Excludes reserves of $49.5 million and $45.2 million as of December 31, 2006 and 2005, respectively, related to projected future gross losses in the runoff of our former CRMS segment, in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (see “Discontinued Operations – Group Life and Health” in Note 16 - Segment Information on pages 106 to 108 of the Notes to the Consolidated Financial Statements and Supplementary Data of this Form 10-K).

(2)	Includes separate account liabilities subject to a modified coinsurance agreement with a former subsidiary, AFLIAC, of $437.3 million and $465.7 million as of December 31, 2006 and 2005, respectively.

We no longer issue new business. The primary insurance products in this run-off segment are participating, whole life insurance products and fixed individual annuities. Additionally, we continue to manage group annuity accounts for participants of defined benefit plans whose retirement benefits were purchased for them by their defined benefit plan sponsor. Finally, we have stable value products, which currently consist of non-qualified GICs, often referred to as funding agreements. These funding agreements were issued to non-ERISA institutional buyers and have either fixed or variable interest rates. They are denominated in either U.S. dollars or foreign currencies.

We previously participated in approximately 40 assumed accident and health reinsurance pools and arrangements. We ceased writing new premiums in this business in 1998, subject to certain contractual obligations. This reinsurance business was included in our former Corporate Risk Management Services segment, which was discontinued in 1999. The reinsurance pool business consisted primarily of direct and assumed medical stop loss, the medical and disability portions of workers’ compensation risks, small group managed care, long-term disability and long-term care pools, student accident and special risk business. We are currently monitoring and managing the run-off of our related participation in the 23 pools with remaining liabilities.

We reinsured business from these pools and arrangements, and ceded business to other reinsurers that we assumed from these pools and arrangements. Accordingly, we have established reserves for claims and expenses related to this discontinued accident and health assumed reinsurance pool business. Our total reserves were $227.1 million at December 31, 2006. Our total amount recoverable from third party reinsurers was $165.9 million at December 31, 2006. These amounts are included in the table above under “Group Life and Health Insurance”. Although there have been no results in our Consolidated Statements of Income relating to our accident and health assumed reinsurance pools business since we discontinued this business in 1999, should we incur any additional losses from these pools, they would be reflected in discontinued operations.

COMPETITION AND DISTRIBUTION

We are no longer competing for new business or distributing life insurance products. Our focus is now on managing our existing portfolio of insurance contracts.

GENERAL ACCOUNT RESERVES

We have established liabilities for policyholders’ account balances and future policy benefits, included in the Consolidated Balance Sheets, to meet obligations on various policies and contracts. Reserves for policyholders’ account balances for universal life and investment-type policies are equal to cumulative account balances consisting of deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional contracts are computed on the net level premium method, which utilizes assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation). These reserves were established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. We periodically review both reserve assumptions and policyholder liabilities. Additionally, in regards to reserves established for pool liabilities, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts.

REGULATION OF LIFE INSURANCE AND BROKER-DEALER SUBSIDIARIES

Our life insurance subsidiary is subject to the laws and regulations of Massachusetts governing insurance companies and to the insurance laws and regulations of the various jurisdictions where we are licensed to operate. The extent of regulation varies, although most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, reserves, reinsurance and capital adequacy, and the business conduct of insurers. Any distributions from FAFLIC to the holding company require prior regulatory approval from the Massachusetts Commissioner of Insurance. Reference is made to “Liquidity and Capital Resources” on pages 61 to 63 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 15 - Dividend Restrictions on page 106 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Although the variable life insurance and annuity business of our life insurance operations are subject to a modified coinsurance agreement with an unaffiliated company, FAFLIC and the separate accounts remain subject to extensive regulation under federal and state law. In addition, we may be involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, including with respect to operations which have been sold, discontinued or reinsured. Reference is made to “Contingencies and Regulatory Matters” on pages 64 to 66 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 21 – Commitments and Contingencies on pages 112 to 114 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

REINSURANCE

Our reinsurance program consists of coinsurance and modified coinsurance agreements that reinsure substantially all of our variable life insurance and annuity business, universal life, individual disability income business and yearly renewable term business. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. We maintain a gross reserve for reinsurance liabilities. We ceded 17% of our statutory individual life insurance premiums in 2006. Based on a review of our reinsurers’ financial positions and reputations in the marketplace, we believe that our reinsurers are financially sound.

INVESTMENT PORTFOLIO

We held $6.2 billion of investment assets at December 31, 2006. Approximately 90% of our investment assets are comprised of fixed maturities, which includes both investment grade and below investment grade public and private debt securities. An additional 6% of our investment assets are comprised of cash and cash equivalents, while the remaining 4% includes our policy loans; mortgage loans, principally on commercial properties; equity securities; and other long-term investments. These investments are generally of high quality and our fixed maturities are broadly diversified across sectors of the fixed income market.

We determine the appropriate asset allocation (the selection of broad investment categories such as fixed maturities, equity securities and mortgage loans) by a process that focuses overall on our types of businesses and the level of surplus (net worth) required to support these businesses. For our Property and Casualty business, we develop an investment strategy that maximizes income balanced with driving long-term growth of shareholders’ equity and book value. Through extensive fundamental research and credit analysis, our investment professionals seek to identify a combination of undervalued securities in the credit markets and stable income producing higher quality US Agency, corporate and mortgage-backed securities. For our Life business, our strategy is to generate investment income while maintaining stability of investment values and preserving capital. We believe that our approaches achieve the separate investment objectives of our Property and Casualty and Life businesses.

We develop investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business. Specific investments frequently meet the requirements of, and are acquired by, more than one investment portfolio. We have a general policy of diversifying investments both within and across all portfolios. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and in the case of mortgages, property types and geographic locations. All investments held by our insurance subsidiaries are subject to diversification requirements under insurance laws.

Reference is made to “Investment Portfolio” on pages 49 to 51 and “Derivative Instruments” on pages 51 and 52 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

See “Rating Agency Actions” on pages 66 and 67 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

EMPLOYEES

We have approximately 4,000 employees located throughout the United States as of December 31, 2006. We believe our relations with employees and agents are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors and Executive Officers of the Registrant” in Part III, Item 10 on page 117 of this Form 10-K.

AVAILABLE INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, periodic information on Form 8-K, our proxy statement, and other required information with the SEC. Shareholders may read and copy any materials on file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, http://www.sec.gov, which contains reports, proxy and information statements and other information with respect to our filings.

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

ITEM 1A–RISK FACTORS

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for 2007 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in this Form 10-K, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “plan”, “guidance” and similar expressions are intended to identify forward looking statements. See “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2006. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply.

RISKS RELATING TO OUR PROPERTY AND CASUALTY INSURANCE BUSINESS

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years, including risks indirectly insured through various mandatory market mechanisms or through discontinued pools which are included in the Other Property and Casualty segment (our retained Life Companies business also includes discontinued pools which present similar risks); (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, whether as the result of an increasingly competitive product pricing environment, the adoption by competitors of strategies to increase agency appointments and commissions, as well as marketing and advertising expenditures, or otherwise; (iii) heightened competition, including the recent intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) failure to obtain new customers, retain existing customers or reductions of policies in force by existing customers, whether as a result of recent competition or otherwise; (v) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (vi) restrictions on insurance underwriting; (vii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring, such as the proposal to ban the use of credit scores with respect to personal lines in Michigan or arising out of the pending report on credit scores to be issued by the U.S Fair Trade Commission or interpretations of the Fair Credit Reporting Act such as are currently under review by the United States Supreme Court (see, for example, Safeco Insurance Company of America v. Charles Burr, et al. No. 06-84), restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best; (ix) industry-wide change resulting from investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new personal lines products, such as our multivariate auto product, and related technology changes and new personal and commercial lines operating models; and (xi) disruptions caused by the implementation of a new claims system for both the personal and commercial automobile lines. Additionally, our profitability could be affected by adverse catastrophe experience, severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk. This factor, along with the increased cost of reinsurance, may result in insurers seeking to diversify their geographic exposure which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in non-coastal markets such as the Midwest. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of profits from operations in the Midwest.

Specifically, underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to hurricanes Katrina and Rita. The risks and uncertainties in our business that may affect such estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event. Factors that add to the complexity in this event include the legal and regulatory uncertainty (including legislative changes in Louisiana to the statute of limitations for reporting certain claims and to sanctions for “bad faith” claims handling, as well as certain legal developments related to flood exclusion language in policy contracts and the interpretation of Louisiana Valued Policy Law), difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, the exacerbating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due in part to the availability and cost of resources to effect repairs. As a result, there can be no assurance that our ultimate costs associated with this event will not be substantially different from current estimates. In addition, there can be no assurance that, in light of the devastation in the areas affected by Hurricane Katrina, our ability to obtain and retain policyholders will not be adversely affected.

Hurricane Katrina has also contributed to uncertainty regarding the reinsurance marketplace, which also experienced significant losses related to this catastrophe. We anticipate that the cost of and ability to obtain reinsurance coverages similar to our current programs will be adversely affected by these factors. Changes in the reinsurance marketplace in 2006 have resulted in the renewal of our property catastrophe occurrence treaty at higher retention levels with slightly higher coverage, as well as the non-renewal of our property catastrophe aggregate treaty. Changes in our reinsurance program, although dependent on the nature and number of catastrophes, may result in our incurring additional losses and ultimately decreased profits in future periods.

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates. In addition, underwriting results and segment income could be adversely affected by changes in the current favorable frequency and loss trends generally being experienced industry-wide. Results in personal lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the current economic environment in Michigan, proposals in Michigan to reduce rates or the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores), by unfavorable loss trends that may result in New Jersey due to that state’s supreme court ruling relating to the no-fault tort threshold, and by disruptions caused by judicial and potential legislative and executive branch intervention related to rules proposed by the former Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market, as well as the 2006 reduction in personal automobile rates and significant rate reductions approved for 2007.

Also, our personal lines business production and earnings may be unfavorably affected by the introduction of our multivariate auto product should we experience adverse selection because of our pricing, operational difficulties or implementation impediments with independent agents, or the inability to grow new markets after the introduction of new products or the appointment of new agents. In addition, there are increased underwriting risks associated with premium growth and the introduction of new products or programs in both our personal and commercial lines businesses, as well as the appointment of new agencies and the expansion into new geographical areas, and we have experienced increased loss ratios with respect to our new personal automobile business, which is written through our Connections Auto product, particularly in certain states where we have less experience and data.

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

Recent significant increases and expected further increases in the number of participants or insureds in state-sponsored reinsurance pools or FAIR Plans, particularly in the states of Massachusetts, Louisiana and Florida, combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, could expose us to significant exposures and assessment risks.

RISKS RELATING TO OUR LIFE COMPANIES

Our businesses may be affected by (i) adverse actions related to legal and regulatory actions described under “Contingencies and Regulatory Matters” on pages 64 to 66 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K which are subject to the “FIN 45” reserve described under “Life Companies – Discontinued Operations – Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business” on page 48 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K; (ii) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); (iii) possible claims relating to sales practices for insurance and investment products or our historical administration of such products; (iv) adverse trends in mortality and morbidity; and (v) lower appreciation or decline in value of our managed investments or the investment markets in general.

In particular, we have provided forward-looking information relating to the sale of our variable life insurance and annuity business and its effect on our results of operations and financial position. There are certain factors that could cause actual results to differ materially from those anticipated herein. These include (i) the impact of contingent liabilities, including litigation and regulatory matters, assumed or retained by THG in connection with the transaction and the impact of other indemnification obligations owed from THG to Goldman Sachs (including with respect to existing and potential litigation and regulatory actions and the remediation of certain processing errors in connection with tax reporting); (ii) the ability to outsource the administration of the retained FAFLIC businesses at projected rates and within a reasonable time frame in 2007; and (iii) future statutory operating results of FAFLIC, which will affect its projected statutory adjusted capital and ability to obtain future regulatory approval for dividends.

RISKS RELATING TO OUR BUSINESS GENERALLY

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (ii) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (iii) the inability to attract, or the loss or retirement of key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (iv) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (v) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (vi) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (vii) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (viii) defaults or impairments of debt securities held by us; (ix) higher employee benefit costs due to changes in market values of plan assets, interest rates, regulatory requirements or judicial interpretations of benefits; (x) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xi) errors or omissions in connection with the administration of any of our products; and (xii) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

ITEM 1B–UNRESOLVED STAFF COMMENTS

None.

ITEM 2–PROPERTIES

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

ITEM 3–LEGAL PROCEEDINGS

EMERALD LITIGATION

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

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001. On February 1, 2006, the Court issued a ruling which precluded plaintiffs from claiming any damages accruing beyond July 31, 2004.

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. Plaintiffs currently have until March 2007 to file a Notice of Appeal to the United States Court of Appeals, Seventh Circuit.

We will continue to vigorously defend this matter, and regard plaintiffs’ claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in our view, these purported lost profits would not have been earned because of various actions taken by the investment management industry and regulators, to deter or eliminate market timing, including the implementation of “fair value” pricing.

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

HURRICANE KATRINA LITIGATION

We have been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of December 31, 2006, there were in excess of 200 such cases, six of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including us, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. On November 27, 2006, the Federal District Court issued an Order in these consolidated cases denying our motion to dismiss. The Court held that the flood exclusions utilized in the forms of homeowners and commercial lines policies issued by us and a number of other insurance carriers were ambiguous because such exclusions did not specify that they applied to flooding caused by negligent acts or omissions as well as to flooding caused by natural incidents such as Acts of God. The plaintiffs in these cases claim, among other things, that the efficient proximate cause of their losses was the third-party negligence of Orleans Levee District in the maintenance of the canal walls or in its failure to warn the plaintiffs and others of the impending water intrusion. The Federal District Court ordered that discovery proceed on the questions of whether there was such negligence and whether such negligence was in fact the efficient proximate cause of such losses.

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting our and the other defendant’s motion for leave to appeal.

We continue to vigorously defend this matter and other cases related to losses incurred in connection with Hurricane Katrina. We believe that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that our flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding, or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on our financial position, as well as on our results of operations. We have established our loss and LAE reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered.

ITEM 4–SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. Prior to December 1, 2005, our common stock was traded on the New York Stock Exchange under the symbol “AFC”. On February 16, 2007, we had 32,842 shareholders of record and 51,271,040 shares outstanding. On the same date, the trading price of our common stock was $48.52 per share.

COMMON STOCK PRICES AND DIVIDENDS

	High	Low	Dividends
2006
First Quarter	$53.12	$42.98	—
Second Quarter	$54.11	$43.17	—
Third Quarter	$48.49	$41.17	—
Fourth Quarter	$50.25	$43.95	$0.30
2005
First Quarter	$36.50	$30.27	—
Second Quarter	$37.29	$32.85	—
Third Quarter	$42.11	$37.13	—
Fourth Quarter	$42.03	$37.20	$0.25

2006 DIVIDEND SCHEDULE

On October 17, 2006, the Board of Directors declared a $0.30 cash dividend, which was paid on December 12, 2006 to shareholders of record as of November 28, 2006. The payment of future dividends on our common stock will be a business decision made by the Board of Directors from time to time based upon our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” on pages 61 to 63 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 - Dividend Restrictions on page 106 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2006	—	$—	—	—
November 1 – 30, 2006	—	—	—	—
December 1 – 31, 2006 (1)	1,085	49.17	—	—

Total	1,085	$49.17	—	—

(1)	Shares repurchased to satisfy tax withholding amounts due from the employee upon their receipt of previously deferred shares.

ITEM 6-SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Highlights

For the Years Ended December 31 (In millions, except per share data)	2006	2005	2004	2003	2002
Statements of Income
Revenues
Premiums	$2,254.6	$2,198.2	$2,288.6	$2,282.3	$2,320.1
Fees and other income	74.9	80.9	83.1	169.2	207.1
Net investment income	318.9	321.4	329.3	363.9	502.4
Net realized investment (losses) gains	(4.3)	23.8	16.1	15.1	(126.1)

Total revenues	2,644.1	2,624.3	2,717.1	2,830.5	2,903.5

Benefits, Losses and Expenses
Policy benefits, claims, losses and loss adjustment expenses	1,471.8	1,703.1	1,646.7	1,783.2	1,941.0
Policy acquisition expenses	477.5	465.2	477.0	467.7	463.9
Losses (gains) from retirement of funding agreements and trust instruments supported by funding obligations	—	—	0.2	(5.7)	(102.6)
(Income) loss from sale of universal life business	—	—	—	(5.5)	31.3
Restructuring costs	1.6	2.1	8.5	28.7	14.8
Losses (gains) on derivative instruments	0.6	2.3	0.6	1.9	(40.3)
Other operating expenses	413.2	380.3	439.6	500.0	465.4

Total benefits, losses and expenses	2,364.7	2,553.0	2,572.6	2,770.3	2,773.5

Income from continuing operations before federal income taxes	279.4	71.3	144.5	60.2	130.0
Federal income tax expense (benefit)	87.7	(5.2)	(0.8)	3.9	(1.4)

Income from continuing operations before minority interest	191.7	76.5	145.3	56.3	131.4
Minority interest (2)	—	—	—	—	(16.0)

Income from continuing operations	191.7	76.5	145.3	56.3	115.4
Discontinued Operations:
Income (loss) from operations of discontinued variable life insurance and annuity business, net of taxes	—	42.7	37.2	30.6	(417.8)
Loss on disposal of variable life insurance and annuity business, net of taxes	(29.8)	(444.4)	—	—	—
Gain on sale of Financial Profiles, Inc., net of taxes	7.8	—	—	—	—

(Loss) income from discontinued operations	(22.0)	(401.7)	37.2	30.6	(417.8)

Income (loss) before cumulative effect of change in accounting principle	169.7	(325.2)	182.5	86.9	(302.4)
Cumulative effect of change in accounting principle	0.6	—	(57.2)	—	(3.7)

Net income (loss)	$170.3	$(325.2)	$125.3	$86.9	$(306.1)

Earnings (loss) per common share (diluted) (1)	$3.27	$(6.02)	$2.34	$1.63	$(5.79)
Dividends declared per common share (diluted)	$0.30	$0.25	$—	$—	$—

Balance Sheets (at December 31)
Total assets	$9,856.6	$10,634.0	$23,810.1	$25,510.1	$26,627.0
Long-term debt (2)	508.8	508.8	508.8	499.5	199.5
Total liabilities	7,857.4	8,682.7	21,470.6	23,289.9	24,254.8
Minority interest (2)	—	—	—	—	300.0
Shareholders’ equity	1,999.2	1,951.3	2,339.5	2,220.2	2,072.2

(1)	Per share data for the year ended December 31, 2002 represents basic loss per share due to antidilution.

(2)	For periods subsequent to 2002, long-term debt includes the mandatorily redeemable preferred securities of a subsidiary trust (minority interest) in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”). Preferred dividends associated with these instruments have been reflected in interest expense, which is included in other operating expenses in periods subsequent to 2002. Reclassification of prior year amounts was not permitted under Statement No. 150.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	29

Executive Overview	29-30

Description of Operating Segments	30

Results of Operations	30-34

Segment Income	32
Other Items	33-34

Segment Results	35-49

Property and Casualty	35-46
Life Companies	46-49

Investment Portfolio	49-51

Derivative Instruments	51-52

Market Risk and Risk Management Policies	52-56

Income Taxes	56-57

Critical Accounting Estimates	57-59

Significant Transactions	59-60

Statutory Capital of Insurance Subsidiaries	60-61

Liquidity and Capital Resources	61-63

Off–Balance Sheet Arrangements	64

Contingencies and Regulatory Matters	64-66

Rating Agency Actions	66-67

Risks and Forward-Looking Statements	67

Glossary of Selected Insurance Terms	67-69

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of The Hanover Insurance Group, Inc., (“the holding company”) and subsidiaries (“THG”) should be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere herein.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; First Allmerica Financial Life Insurance Company (“FAFLIC”), our life insurance and annuity company; and certain other insurance and non-insurance subsidiaries. Our results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) through December 30, 2005. On December 30, 2005, we completed the sale of AFLIAC to The Goldman Sachs Group, Inc. and its subsidiaries (“Goldman Sachs”). In addition, we have reinsured 100% of the variable life insurance and annuity business of FAFLIC (see Significant Transactions on pages 59 and 60 of this Form 10-K for further information). The results of AFLIAC’s variable life insurance and annuity operations are reported as discontinued operations. Hanover Insurance and Citizens are domiciled in the states of New Hampshire and Michigan, respectively, while FAFLIC is domiciled in Massachusetts.

EXECUTIVE OVERVIEW

As a result of the sale of the variable life insurance and annuity business in December 2005, the property and casualty business constitutes our primary ongoing operations. Our property and casualty business includes personal lines business, commercial lines business and other property and casualty business.

In our personal lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and continue to provide us with profitable growth opportunities. We expect that our focus will be on the expansion of our distribution capabilities by actively seeking to write more business with our best agents, and the development of new relationships with agents in the states where we conduct business. At the same time, we expect continued growth from the significant investments made during the past several years to strengthen our product offerings, including from Connections™ Auto, our multivariate auto product, which is now available in seventeen states and accounts for most of our new personal automobile business. Part of our strategy is to broaden our product portfolio offerings and write “whole accounts”, which are accounts that include multiple personal line coverages for the same customer. As such, we have made investments in our homeowners product, including an upgrade to our homeowners product released in September 2006 that enhanced our agents’ ease of doing business and decreased quote times. We expect to introduce further homeowners product enhancements through a new homeowners product, to be branded Connections™ Home, in several states during the first half of 2007. Additionally, we are making investments in and looking to grow our umbrella product throughout 2007. During 2006, we generated growth in written premium primarily due to our Connections Auto product and from the appointment of new agents in several states.

During 2006, we continued to focus on growing our commercial lines business by continuing to develop our product portfolio and specialty lines expertise in commercial lines in order to target small and first-tier middle market accounts, which encompass clients whose annual premiums are generally below $200,000, through mid-sized agents. We continued to expand our business owner’s policy to accommodate a broader spectrum of risks, and continued to enhance our inland marine, bond and umbrella programs, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders in our target markets. In 2006, we experienced strong growth in both our inland marine and bond businesses, as well as growth in our more traditional products. During 2007, our objective is to increase the number of our partner agents and continue to achieve profitable growth in several lines of business, particularly in our inland marine, bond and other niche businesses.

Our property and casualty group’s earnings increased in 2006 as compared to the prior year due primarily to improved catastrophe losses in both Commercial Lines and Personal Lines. Catastrophe losses were unusually high in 2005 primarily due to Hurricane Katrina. The improved earnings also resulted from increased favorable development of prior years’ reserves and improved current accident year results, primarily in Commercial Lines. Partially offsetting these improved earnings was an increase in underwriting and loss adjustment expenses. Over the past several years, we have made significant investments and increased expenses in order to, among other things, strengthen our product offerings and service capabilities, improve technology and our operating models, build expertise in our personnel and expand our distribution capabilities. The ability to achieve profitable premium growth in 2007 and later years in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is key to our current strategy.

In the third quarter of 2005, the property and casualty industry was significantly and adversely affected by the damage caused by Hurricane Katrina. This catastrophe placed unprecedented demands on both the industry and Hanover Insurance, one of our primary property and casualty companies. In 2005, the estimated impact of this catastrophe, on a gross, pre-tax basis was $562.0 million. The estimated impact, net of reinsurance, of this catastrophe was approximately $250 million on a pre-tax basis, or $162 million on an after-tax basis. Recent trends in claims activity observed during 2006 led us to re-evaluate and increase our estimate of Hurricane Katrina loss and loss adjustment expense (“LAE”) reserves. In 2006, we increased our Hurricane Katrina gross reserves by approximately $59 million on a pre-tax basis. Our increase in this reserve, net of reinsurance, totaled $48 million on a pre-tax basis, or $32 million on an after-tax basis. This results in an inception-to-date gross impact from this event of approximately $621 million on a gross, pre-tax basis. Our net of reinsurance impact from this catastrophe was approximately $298 million on a pre-tax basis, or approximately $194 million on an after-tax basis. Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

DESCRIPTION OF OPERATING SEGMENTS

Our business includes insurance products and services in two areas: Property and Casualty and Life Companies. Within these broad areas, we have ongoing operations principally in three operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. Our fourth operating segment, Life Companies, is in run-off. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes such property and casualty coverages as personal automobile, homeowners and other personal coverages, while Commercial Lines includes such property and casualty coverages as commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as bonds and inland marine business. In addition, the Other Property and Casualty segment consists of: Amgro, Inc. (“AMGRO”), our premium financing business; Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; and earnings on holding company assets, as well as voluntary pools business in which we have not actively participated since 1995.

As a result of the aforementioned sale of our variable life insurance and annuity business, our Life Companies segment consists primarily of a block of traditional life insurance products (principally the Closed Block), our group retirement annuity contract business and our guaranteed investment contract (“GIC”) business, as well as certain non-insurance subsidiaries. Assets and liabilities related to our reinsured variable life insurance and annuity business, as well as our discontinued group life and health business, including group life and health voluntary pools, are also reflected in this segment.

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

Catastrophe losses are a significant component in understanding and assessing the financial performance of our property and casualty insurance business. However, catastrophic events, such as Hurricane Katrina, make it difficult to assess the underlying trends in this business. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations.

Our consolidated net income was $170.3 million in 2006, compared to a net loss of $325.2 million in 2005. The increase in 2006 of $495.5 million is primarily the result of the absence in 2006 of the $444.4 million loss on the disposal of our variable life insurance and annuity business recorded in 2005, as well as an increase in segment results from our property and casualty business. This improvement in property and casualty segment results primarily reflects lower after-tax catastrophe losses in 2006. We experienced unusually high catastrophe losses in 2005 from Hurricane Katrina, and to a lesser extent, Hurricane Rita.

Our consolidated net loss was $325.2 million in 2005, compared to net income of $125.3 million in 2004. The decrease in 2005 of $450.5 million resulted primarily from the aforementioned loss on the disposal of our variable life insurance and annuity business, as well as a decrease in segment results in our property and casualty business, primarily due to increased catastrophe losses from Hurricane Katrina, and to a lesser extent, Hurricane Rita. Net income in 2004 included the effect of the implementation of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), which resulted in an after-tax charge of $57.2 million, as well as a $30.4 million favorable federal income tax settlement.

The following table reflects segment income (loss) as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of total segment income to consolidated net income.

For the Years Ended December 31	2006	2005	2004
(In millions)
Segment income (loss) before federal income taxes:
Property and Casualty
Personal Lines	$186.7	$143.2	$134.6
Commercial Lines	120.3	(35.0)	58.0
Other Property and Casualty	21.1	5.5	5.4

Total Property and Casualty	328.1	113.7	198.0
Life Companies	(3.9)	(18.7)	(22.3)
Interest expense on corporate debt	(39.9)	(39.9)	(39.9)

Total segment income before federal income taxes	284.3	55.1	135.8
Federal income tax expense on segment income	(88.2)	(1.0)	(26.6)
Change in prior years tax reserves	3.3	2.3	—
Federal income tax settlement	—	9.5	30.4
Net realized investment (losses) gains, net of deferred acquisition cost and amortization	(3.5)	18.6	16.1
Gains (losses) on derivative instruments	0.2	(0.3)	1.3
(Losses) gains from retirement of funding agreements and trust instruments supported by funding obligations	—	—	(0.2)
Restructuring costs	(1.6)	(2.1)	(8.5)
Federal income tax expense on non-segment items	(2.8)	(5.6)	(3.0)

Income from continuing operations, net of taxes	191.7	76.5	145.3
Discontinued operations:
Income from discontinued variable life insurance and annuity business, net of taxes	—	42.7	37.2
Loss from disposal of variable life insurance and annuity business, net of taxes	(29.8)	(444.4)	—
Gain on sale of Financial Profiles, Inc., net of taxes	7.8	—	—

Income (loss) before cumulative effect of change in accounting principle	169.7	(325.2)	182.5
Cumulative effect of change in accounting principle, net of taxes	0.6	—	(57.2)

Net income (loss)	$170.3	$(325.2)	$125.3

SEGMENT INCOME

2006 Compared to 2005

The Property and Casualty group’s segment income increased $214.4 million, to $328.1 million for the year ended December 31, 2006, compared to $113.7 million in 2005, primarily due to a decrease in catastrophe related activity of $196.7 million in 2006. In 2005, we experienced significant catastrophe related activity primarily due to Hurricane Katrina, and to a lesser extent, Hurricane Rita. In 2006, we increased our catastrophe reserves for Hurricane Katrina by $48.6 million. Segment income was also positively affected by a litigation settlement which resulted in a $7.0 million benefit for 2006.

Excluding the impact of all catastrophe related activity and the litigation settlement, our Property and Casualty group’s segment income would have increased $10.7 million for the year ended December 31, 2006, as compared to 2005. Segment income was positively affected by an increase of $49.1 million of favorable development on prior years’ loss and LAE reserves excluding Hurricane Katrina activity. Also, positively affecting segment income was improved current accident year underwriting results of an estimated $28 million, primarily due to earned premium growth in our inland marine and bond lines of business and favorable loss performance in most of our Commercial lines of business. Net investment income increased by $18.3 million, primarily due to improved operational cash flows, and other income increased by approximately $7 million. These items were partially offset by increased underwriting and LAE expenses of $94.3 million, primarily attributable to a $23.6 million increase in variable compensation costs (primarily a result of improved 2006 Property and Casualty group segment results), a $13.9 million increase in stock-based compensation primarily due to the impact of the new accounting for stock-based compensation in 2006, a $16.4 million increase in investments in technology and $6.5 million of higher expenses in support of our inland marine and bond business. In addition, there was a $17.8 million increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the disposal of the variable life insurance and annuity business in December 2005.

Life Companies’ segment loss was $3.9 million for the year ended December 31, 2006, compared to a loss of $18.7 million during the same period in 2005. This improvement was primarily due to lower expenses resulting from the run-off of our continuing life business and due to lower losses in our GIC business. This improvement is partially offset by the absence, in 2006, of earnings from FAFLIC variable products that were 100% coinsured at December 30, 2005.

Our federal income tax expense on segment income was $88.2 million in 2006 compared to an expense of $1.0 million in 2005. The increase in federal income tax expense is primarily due to higher segment income in 2006, as well as by a reduced level of tax-exempt interest income.

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

Excluding the impact of all catastrophe related activity, our Property and Casualty group’s segment income would have increased $120.3 million for the year ended December 31, 2005, compared to 2004. Segment income was positively affected, as compared to 2004, by an increase of $65.0 million of favorable development on prior years’ loss and LAE reserves. Also positively affecting segment income in 2005 was an estimated $29 million of improved current accident year underwriting results. Underwriting expenses decreased $27.4 million in 2005 compared to 2004, primarily due to lower contingent commissions, to lower employee related expenses and to a reduction in expenses due to a premium tax credit associated with our participation in an involuntary pool.

Life Companies’ segment loss was $18.7 million for the year ended December 31, 2005, compared to a loss of $22.3 million during the same period in 2004. This improvement of $3.6 million was primarily the result of lower expenses due to the run-off of our continuing life business, partially offset by a $4.3 million provision related to a regulatory matter.

Our federal income tax expense on segment income was $1.0 million in 2005 compared to an expense of $26.6 million in 2004. The change in federal income tax expense is primarily due to lower segment income in 2005, offset, in part, by a reduced level of tax-exempt interest income in 2005.

OTHER ITEMS

In 2006 and 2005, we recorded benefits of $3.3 million and $2.3 million, respectively, due to a reduction in our federal income tax reserves resulting from ongoing Internal Revenue Service audits. In 2005 and 2004, we recorded income tax benefits of $9.5 million and $30.4 million, respectively, relating to federal income tax settlements for prior years (see Income Taxes on pages 56 and 57 of this Form 10-K for further information).

Net realized investment losses were $3.5 million in 2006, primarily related to $11.3 million of charges resulting from impairments. Partially offsetting these losses were $11.0 million of gains recognized primarily from the sale of $611.7 million of fixed maturities. Also, we incurred $4.6 million in partnership losses in 2006. During 2005, net realized investment gains were $18.6 million, primarily due to $33.4 million of gains recognized from the sale of approximately $1.2 billion of fixed maturities. Partially offsetting these gains were $9.3 million of impairments, primarily related to fixed maturities, and $1.0 million of losses related to the termination of certain derivative instruments. During 2004, net realized investment gains were $16.1 million, primarily due to $29.1 million of gains from the sale of $735.3 million of fixed maturities. Partially offsetting these gains were losses of $9.7 million related to the termination of certain derivative instruments and $6.3 million of impairments primarily of fixed maturities.

Gains on derivative instruments were $0.2 million in 2006 as compared to losses on derivative instruments of $0.3 million in 2005 and gains of $1.3 million in 2004. The changes in net gains on derivative instruments in 2006, 2005 and 2004 resulted from derivative activity that does not meet the requirements of hedge accounting.

In 2006, 2005 and 2004, we recognized expenses of $1.6 million, $2.1 million and $5.3 million, respectively, primarily as a result of a 2003 restructuring effort related to our broker/dealer in our Life Companies segment. These restructuring costs consisted of severance and other employee-related expenses, as well as the cancellation of certain lease agreements and contracted services. Additionally, in 2004, we ceased certain employee and affinity group businesses and restructured certain commercial lines operations in our Property and Casualty group and recognized $3.2 million in expenses related to this effort.

In 2005, we sold our variable life insurance and annuity business (see Significant Transactions on pages 59 and 60 of this Form 10-K for further information). In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”), we reflected the 2005 results of AFLIAC variable life insurance and annuity business as a discontinued operation. As such, we have restated prior year balances related to this business as discontinued operations. We recognized income of $42.7 million from the discontinued variable life insurance and annuity business in 2005, compared to $37.2 million in 2004.

In 2005, we recorded a loss of $444.4 million related to the aforementioned sale of our variable life insurance and annuity business (see Life Companies – Discontinued Operations on pages 47 and 48 of this Form 10-K for a further discussion of this business). Additionally, in 2006, we recorded losses of $29.8 million, net of taxes, related to these discontinued operations. The losses in 2006 relate to both a $15.0 million increase to the existing provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold, as well as a $14.8 million loss related to costs associated with the transition of this business to Goldman Sachs. The additional $15.0 million provision was recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others in connection with distributions under a subset of our former variable annuity business.

On August 31, 2006, we sold all of the outstanding shares of Financial Profiles, Inc., a wholly-owned subsidiary, to Emerging Information Systems Incorporated and recognized a $7.8 million after-tax gain on the sale during the third quarter of 2006 (see Significant Transactions on pages 59 and 60 of this Form 10-K).

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which resulted in a cumulative effect benefit of $0.6 million. This adjustment was the result of remeasuring the value of certain stock-based awards at grant-date fair value that had previously been measured at intrinsic value. During 2004, we adopted SOP 03-1, which resulted in a cumulative effect charge of $57.2 million, net of taxes. The charge resulted from new requirements for recognizing guaranteed minimum death benefit and guaranteed minimum income benefit reserves based on various assumptions, including estimates of future market returns and expected contract persistency.

Net income (loss) includes the following items by segment:

	2006
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Change in prior years tax reserves	$(1.3)	$(1.4)	$4.1	$1.9	$3.3
Net realized investment gains (losses) (1)	1.9	2.0	(4.1)	(3.3)	(3.5)
Gains on derivative instruments	—	—	—	0.2	0.2
Restructuring costs	—	—	—	(1.6)	(1.6)
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(29.8)	(29.8)
Gain on sale of Financial Profiles, Inc., net of taxes	—	—	—	7.8	7.8
Cumulative effect of change in accounting principle, net of taxes	0.2	0.3	—	0.1	0.6

	2005
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Change in prior years tax reserves	$—	$—	$—	$2.3	$2.3
Federal income tax settlement	—	—	—	9.5	9.5
Net realized investment gains (1)	2.6	2.6	2.4	11.0	18.6
Losses on derivative instruments	—	—	—	(0.3)	(0.3)
Restructuring costs	—	—	—	(2.1)	(2.1)
Income from discontinued variable life insurance and annuity business, net of taxes	—	—	—	42.7	42.7
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(444.4)	(444.4)

	2004
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Federal income tax settlement	$—	$—	$—	$30.4	$30.4
Net realized investment gains (losses) (1)	7.7	7.8	4.7	(4.1)	16.1
Gains on derivative instruments	—	—	—	1.3	1.3
Loss from retirement of funding agreements and trust instruments supported by funding obligations	—	—	—	(0.2)	(0.2)
Restructuring costs	(1.2)	(2.0)	—	(5.3)	(8.5)
Income from discontinued variable life insurance and annuity business, net of taxes	—	—	—	37.2	37.2
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(57.2)	(57.2)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.

(2)	Includes corporate eliminations.

SEGMENT RESULTS

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

PROPERTY AND CASUALTY

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

For the Years Ended December 31 (In millions)	2006	2005	2004
Net premiums written	$2,307.1	$2,150.4	$2,236.2

Net premiums earned	2,219.2	2,161.3	2,249.1
Net investment income	227.4	209.1	196.9
Other income	65.5	51.9	52.7

Total segment revenues	2,512.1	2,422.3	2,498.7

Losses and LAE	1,383.5	1,596.9	1,552.0
Policy acquisition expenses	476.4	458.5	470.1
Other operating expenses	324.1	253.2	278.6

Total losses and operating expenses	2,184.0	2,308.6	2,300.7

Segment income	$328.1	$113.7	$198.0

The following table summarizes the impact of catastrophes on results for the years ended December 31, 2006, 2005 and 2004:

For the Years Ended December 31 (In millions)	2006	2005	2004
Hurricane Katrina:
Losses	$40.2	$216.8	$—
LAE	8.4	5.9	—
Reinstatement premiums	—	27.0	—

Total impact of Katrina	48.6	249.7	—
Other	58.6	54.2	99.3

Pretax catastrophe effect	$107.2	$303.9	$99.3

2006 Compared to 2005

The Property and Casualty group’s segment income increased $214.4 million, to $328.1 million for the year ended December 31, 2006, compared to $113.7 million in 2005. Catastrophe related activity decreased $196.7 million, from $303.9 million in 2005 to $107.2 million in 2006. In 2005, we experienced significant catastrophe related activity primarily due to the impact of Hurricane Katrina of $249.7 million and, to a lesser extent, Hurricane Rita. In 2006, we increased our catastrophe reserves for Hurricane Katrina by $48.6 million. Segment income was also positively affected by a litigation settlement which resulted in a $7.0 million benefit for 2006.

Excluding the impact of all catastrophe related activity and the litigation settlement, our Property and Casualty group’s segment income would have increased $10.7 million for the year ended December 31, 2006, as compared to 2005. Segment income was positively affected by an increase of $49.1 million of favorable development on prior years’ loss and LAE reserves excluding Hurricane Katrina activity, to $128.6 million in 2006, from $79.5 million in 2005. Also, positively affecting segment income was improved current accident year underwriting results of an estimated $28 million, primarily due to earned premium growth in our inland marine and bond lines of business and favorable loss performance in most of our commercial lines of business. Net investment income increased by $18.3 million, primarily due to improved operational cash flows, and other income increased by $7.0 million. These items were partially offset by increased underwriting and LAE expenses of $94.3 million, primarily attributable to a $23.6 million increase in variable compensation costs due to improved results, a $13.9 million increase in stock-based compensation primarily due to the impact of the new accounting for stock-based compensation in 2006, a $16.4 million increase in investments in technology and $6.5 million of higher expenses in support of our inland marine and bond business. In addition, there was a $17.8 million increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the aforementioned disposal of the variable life insurance and annuity business in December 2005.

2005 Compared to 2004

The Property and Casualty group’s segment income decreased $84.3 million, or 42.6%, to $113.7 million for the year ended December 31, 2005, compared to $198.0 million in 2004. In 2005, we experienced significant catastrophe losses due primarily to the impact of Hurricane Katrina of $249.7 million, and to a lesser extent, Hurricane Rita. As a result, segment income was negatively impacted by $303.9 million of catastrophe related activity, which includes $27.0 million of reinsurance reinstatement premiums resulting from Hurricane Katrina, in 2005. Catastrophe losses for the year ended December 31, 2004 were $99.3 million, primarily resulting from several hurricanes in the Southeast. Excluding the impact of all catastrophe related activity, our Property and Casualty group’s segment income would have increased $120.3 million for the year ended December 31, 2005, compared to 2004. Segment income was positively affected by an increase of $65.0 million of favorable development on prior years’ loss and LAE reserves, to $79.5 million for the year ended December 31, 2005, from $14.5 million of favorable development in the same period of 2004. Also positively affecting segment income was an estimated $29 million of improved current accident year underwriting results, primarily due to favorable loss performance in both our personal and commercial lines of business. In addition, underwriting expenses decreased $27.4 million, primarily due to lower contingent commissions, reflecting a change in the agency commission program, to lower employee related expenses and to a reduction in expenses due to a premium tax credit associated with our participation in an involuntary pool.

PRODUCTION AND UNDERWRITING RESULTS

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

For the Years Ended December 31	2006			2005			2004
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catast- rophe Loss Ratios (3)	GAAP Net Premiums Written (4)	GAAP Loss Ratios (1)(2)	Catast- rophe Loss Ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catast- rophe Loss Ratios (3)
Personal Lines:
Personal automobile	$983.6	56.7	0.3	$937.4	60.2	0.4	$1,033.2	63.9	0.2
Homeowners	405.2	48.2	7.4	387.6	59.9	20.4	413.6	54.4	11.3
Other personal	39.0	33.1	4.6	38.0	50.3	14.6	40.5	57.5	4.5

Total Personal Lines	1,427.8	53.5	2.4	1,363.0	59.9	6.5	1,487.3	61.2	3.3

Commercial Lines:
Workers’ compensation	110.0	50.8	—	119.6	81.4	—	124.9	79.6	—
Commercial automobile	193.0	45.9	1.0	193.1	47.8	0.6	186.3	48.5	0.1
Commercial multiple peril	351.6	49.4	11.7	323.8	83.7	43.2	332.2	58.9	14.8
Other commercial	224.4	42.8	12.2	150.7	64.3	29.8	105.3	41.6	1.0

Total Commercial Lines	879.0	47.3	7.8	787.2	71.2	23.4	748.7	57.2	6.8

Total	$2,306.8	51.4	4.5	$2,150.2	64.0	12.5	$2,236.0	60.0	4.4

For the Years Ended December 31	2006			2005			2004
(In millions, except ratios)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (5)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (5)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (5)
Personal Lines	11.4	30.2	95.1	9.7	28.3	97.9	8.5	28.6	98.3
Commercial Lines	10.4	41.2	98.9	10.0	37.0	118.2	9.8	38.9	105.9
Total	11.0	34.3	96.7	9.8	31.4	105.2	9.0	31.9	100.9

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.

(2)	Includes policyholders’ dividends.

(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.

(4)	GAAP net premiums written for the year ended December 31, 2005 include Hurricane Katrina related reinstatement premiums of $27.0 million, $17.7 million for Personal Lines and $9.3 million for Commercial Lines.

(5)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio. Our GAAP combined ratios include the impact of reinsurance reinstatement premiums, resulting from Hurricane Katrina, which represents increases of 1.3 points to each of our Personal Lines, Commercial Lines and Total GAAP combined ratios for the year ended December 31, 2005.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

For the Year Ended December 31, 2006
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$55.4	$(1.9)	$—	$53.5
Prior year reserve development favorable (unfavorable)	48.9	81.9	(2.2)	128.6
Pre-tax catastrophe effect	(36.6)	(70.6)	—	(107.2)

GAAP underwriting profit (loss)	67.7	9.4	(2.2)	74.9
Net investment income (1)	108.2	105.8	13.4	227.4
Fees and other income	15.2	16.6	33.7	65.5
Other operating expenses	(4.4)	(11.5)	(23.8)	(39.7)

Segment income	$186.7	$120.3	$21.1	$328.1

For the Year Ended December 31, 2005
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit, excluding prior year reserve development and catastrophes	$98.4	$11.1	$0.6	$110.1
Prior year reserve development favorable (unfavorable)	42.4	41.2	(4.1)	79.5
Pre-tax catastrophe effect	(110.7)	(193.2)	—	(303.9)

GAAP underwriting profit (loss)	30.1	(140.9)	(3.5)	(114.3)
Net investment income (1)	102.6	101.4	5.1	209.1
Fees and other income	15.5	13.0	23.4	51.9
Other operating expenses	(5.0)	(8.5)	(19.5)	(33.0)

Segment income (loss)	$143.2	$(35.0)	$5.5	$113.7

For the year ended December 31, 2004
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$66.1	$(1.3)	$(0.1)	$64.7
Prior year reserve development favorable (unfavorable)	10.4	7.7	(3.6)	14.5
Pre-tax catastrophe effect	(49.8)	(49.5)	—	(99.3)

GAAP underwriting profit (loss)	26.7	(43.1)	(3.7)	(20.1)
Net investment income (1)	97.1	97.6	2.2	196.9
Fees and other income	16.1	12.1	24.5	52.7
Other operating expenses	(5.3)	(8.6)	(17.6)	(31.5)

Segment income	$134.6	$58.0	$5.4	$198.0

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group. We allocate net investment income to each of our Property and Casualty segments based on actuarial information related to the underlying business.

2006 Compared to 2005

Personal Lines

Personal Lines’ net premiums written increased $64.8 million, or 4.8%, to $1.4 billion for the year ended December 31, 2006. In 2005, net premiums written were negatively impacted by a reinstatement premium of $17.7 million, resulting from Hurricane Katrina. Excluding the impact of the reinstatement premiums, Personal Lines’ net premiums written would have increased $47.1 million, or 3.4%, for the year ended December 31, 2006. This was primarily attributable to an increase in new business written in the personal automobile line due to the continued introduction of our product, Connections Auto, and to the related appointment of new agents.

Policies in force in the personal automobile line of business increased 7.0% in 2006 compared to policies in force at the end of 2005. This increase was due to new business growth in selected states as a result of the introduction of our Connections Auto product and the related appointment of new agents. This increase was partially offset by reduced exposures in Massachusetts and New Jersey, where the decline in policies in force is primarily due to the reduction of certain unprofitable agency relationships and certain group business that was not well aligned with our current strategy.

Policies in force in the homeowners line of business decreased 1.6% in 2006, compared to policies in force at the end of 2005, while decreasing modestly by 0.5% as compared to September 30, 2006. The decrease from prior year primarily reflects declines in Michigan, Massachusetts and New Jersey. In Michigan, policies in force declined 3.2% in 2006 compared to 2005, while decreasing by 1.0% as compared to September 30, 2006. We attribute this decline to the slowing economy in the state, which has affected new business production. In Massachusetts, the decrease was primarily driven by our decision to exit certain unprofitable agency relationships that were not well aligned with our current strategy and, to a lesser extent, by our actions to reduce coastal exposures. In New Jersey, we exited certain group business that was also not well aligned with our current strategy.

Personal Lines’ segment income increased $43.5 million to $186.7 million for the year ended December 31, 2006, compared to $143.2 million for the same period in 2005. This was primarily the result of fewer catastrophes, more favorable development of prior years’ loss and LAE reserves and higher net investment income, partially offset by lower underwriting profit excluding prior year reserve development and the effect of catastrophes.

Catastrophe related activity decreased $74.1 million, from $110.7 million in 2005 compared to $36.6 million in 2006, primarily due to Hurricane Katrina. In addition, segment income was positively affected by an increase of $6.5 million in favorable development on prior years’ loss and LAE reserves excluding Hurricane Katrina activity, to $48.9 million in 2006 from $42.4 million in 2005. Investment earnings grew $5.6 million in 2006 due to an increase in average invested assets, primarily due to higher operational cash flows.

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $43.0 million, from $98.4 million in 2005 to $55.4 million in 2006. This decline was primarily due to higher underwriting and LAE expenses of $49.7 million, principally attributable to a $10.2 million increase in variable compensation costs due to improved results, a $7.4 million increase in stock-based compensation primarily due to the impact of new accounting for stock-based compensation in 2006, a $6.5 million increase in investments in technology and $4.0 million of higher independent adjuster costs. In addition, there was a $12.0 million increase in the proportion of the corporate overhead expenses assigned to this segment, primarily as a result of the disposal of our variable life insurance and annuity business in December 2005. Partially offsetting these items, our underwriting results for involuntary pools, primarily Massachusetts Commonwealth Automobile Reinsurers (“CAR”), improved $4.1 million in 2006.

Our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results is expected to be affected by increasing price competition, our ability to achieve acceptable margins on new business written and to retain our existing business, regulatory actions, and our plans to continue to reduce coastal exposures. For example, the Massachusetts Commissioner of Insurance has ordered a reduction in net rates of personal automobile insurance of 11.7% beginning April 1, 2007, which follows a reduction of 8.7% in 2006. Also, new business, such as that which we are generating through Connections Auto, generally experiences higher loss ratios than renewal business, and is more difficult to predict. In certain states, we have experienced loss ratios with our new Connections Auto personal automobile business which are currently higher than expected, particularly in states in which we have less experience and data. We have initiated several actions to improve our results in new business; however, our ability to maintain or increase earnings and continue to grow could be adversely affected should the loss ratios for new business prove to be higher than our pricing and profitability expectations.

In addition, as discussed under “Contingencies and Regulatory Matters – Other Regulatory Matters” on pages 65 and 66 of this Form 10-K, the state of Florida has taken actions which significantly affect the property and casualty insurance market in that state, including ordering rate reductions for homeowners insurance products and subjecting insurance companies that do business in the state to potentially significant assessments in the event of catastrophic losses that are insured or reinsured by state-sponsored insurance or reinsurance entities. While we have not determined our strategies in response to this action, or similar issues which may arise in other states with coastal exposures, such state actions or our responses thereto could have a significant impact on our underwriting margins and growth prospects.

Commercial Lines

Commercial Lines’ net premiums written increased $91.8 million, or 11.7%, to $879.0 million for the year ended December 31, 2006. In 2005, net premiums written were negatively impacted by a reinstatement premium of $9.3 million, resulting from Hurricane Katrina. Excluding the impact of this reinstatement premium, Commercial Lines’ net premiums written would have increased $82.5 million, or 10.4%, for the year ended December 31, 2006. This was primarily attributable to an increase in new business driven by growth in our other commercial lines’ businesses, primarily inland marine and bonds, as well as growth in the commercial multiple peril line of business.

Commercial Lines’ segment income increased $155.3 million to $120.3 million for the year ended December 31, 2006, compared to a loss of $35.0 million for the same period in 2005. This was primarily the result of fewer catastrophes and more favorable development of prior years’ loss and LAE reserves, partially offset by lower underwriting results excluding prior year reserve development and the effect of catastrophes.

Catastrophe related activity decreased $122.6 million, from $193.2 million in 2005 compared to $70.6 million in 2006 primarily due to Hurricane Katrina. In addition, segment income was positively affected by an increase in favorable development on prior years’ loss and LAE reserves excluding Hurricane Katrina activity of $40.7 million, to $81.9 million for the year ended December 31, 2006, from $41.2 million in 2005.

Our underwriting loss, excluding prior year reserve development and catastrophes, increased $13.0 million in 2006, from a profit of $11.1 million in 2005 to a loss of $1.9 million in 2006. This was primarily due to increased underwriting and LAE expenses of $39.9 million, primarily attributable to a $13.3 million increase in variable compensation costs due to improved results, a $9.9 million increase in investments in technology, $6.5 million of higher expenses in support of our specialty lines, and a $6.5 million increase in stock-based compensation primarily due to the impact of the new accounting for stock-based compensation in 2006. In addition, there was a $5.8 million increase in the proportion of the corporate overhead expenses assigned to this segment, primarily as a result of the disposal of our variable life insurance and annuity business in December 2005. These items were partially offset by an estimated $25 million of improved current accident year results primarily due to earned premium growth in our inland marine and bond lines of business and continued favorable loss trends.

We have experienced increasing competition in our commercial lines of business. In addition, we believe the industry experienced overall rate decreases during 2006. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results may be affected by increased price competition.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $15.6 million, to $21.1 million for the year ended December 31, 2006 from $5.5 million in 2005. Segment income in 2006 includes a payment to Opus in the amount of $7.0 million in settlement of claims which Opus alleged in a lawsuit filed in 2003 against various parties. Excluding this settlement, Other Property and Casualty segment income would have increased $8.6 million as compared to 2005. The increase is principally due to additional investment and other income in our holding company, primarily due to the proceeds from the sale of our variable life insurance and annuity business at the end of 2005.

2005 Compared to 2004

Personal Lines

Personal Lines’ net premiums written decreased $124.3 million, or 8.4%, to $1.4 billion for the year ended December 31, 2005. The decrease in net premiums written was partially due to reinsurance reinstatement premiums of $17.7 million, resulting from Hurricane Katrina. Excluding the impact of the reinsurance reinstatement premiums, Personal Lines’ net premiums written would have decreased $106.6 million, or 7.2%, for the year ended December 31, 2005. This was primarily the result of a decrease of $93.1 million, or 9.0%, in the personal automobile line and a decrease of $12.2 million, or 3.0%, in the homeowners line. The decreases in the personal automobile and homeowners lines resulted primarily from 6.0% and 5.3% decreases in policies in force since December 31, 2004, respectively. Approximately three-fourths of the decline in policies in force in both lines was the result of our strategies to enhance margins by reducing policies in certain less profitable portions of our business. We reduced exposures in Massachusetts, where the regulatory structure is challenging and where we conduct a significant amount of business. We continued to exit certain unprofitable agency relationships. We also exited certain employer and affinity group accounts that were unprofitable and not well aligned with our current strategy. However, policies in force also declined in other markets, most significantly in Michigan, where policies in force decreased 2.9% in 2005. We attribute this decline partly to the introduction of an insurance score-based product toward the end of 2003 that enhanced our ability to segment risks, certain service issues which management has addressed, and rate increases on specific classes of business.

Personal Lines’ segment income increased $8.6 million to $143.2 million for the year ended December 31, 2005, compared to $134.6 million for the same period in 2004, despite significant catastrophe losses due primarily to Hurricane Katrina, and to a lesser extent, Hurricane Rita. This increase in segment income was primarily attributable to higher underwriting results in 2005, excluding prior year reserve development and catastrophes, and to more favorable development of prior years’ loss and LAE reserves, partially offset by the impact of catastrophe related activity.

Our underwriting profit, excluding prior year reserve development and catastrophes, increased $32.3 million, from $66.1 million in 2004 to $98.4 million in 2005. This increase was principally due to a decrease in underwriting expenses of approximately $21 million primarily from lower contingent commissions, reflecting a change in the agency commission program, from lower employee related costs and from a decrease in expenses due to a premium tax credit associated with our participation in an involuntary pool. In addition, our underwriting profit was positively affected by an estimated $17 million of improved current accident year underwriting results primarily attributable to a decrease in frequency of non-catastrophe claims in both the personal automobile and homeowners lines.

In addition, segment income was positively affected by an increase of $32.0 million of favorable development on prior years’ loss and LAE reserves, to $42.4 million in 2005, from $10.4 million in 2004. Personal Lines’ segment income in 2005 was negatively impacted by $110.7 million of catastrophe related activity, which includes $17.7 million of reinsurance reinstatement premiums resulting from Hurricane Katrina. Catastrophe losses for the year ended December 31, 2004 were $49.8 million. In 2004, we experienced catastrophe losses due to several hurricanes in the Southeast.

Commercial Lines

Commercial Lines’ net premiums written increased $38.5 million, or 5.1%, to $787.2 million for the year ended December 31, 2005. The increase in net premiums written was partially offset by reinsurance reinstatement premiums of $9.3 million resulting from Hurricane Katrina. Excluding the impact of the reinsurance reinstatement premiums, Commercial Lines’ net premiums written would have increased $47.8 million, or 6.4%, for the year ended December 31, 2005. This increase was primarily attributable to an increase in business volume and an overall increase of 2.8% in premiums on renewed policies, principally attributable to policy level exposure increases in the period. The increase in business volume was driven by growth in our other commercial lines business, primarily bonds, inland marine and, to a lesser extent, umbrella.

Commercial Lines’ segment income decreased $93.0 million to a loss of $35.0 million for the year ended December 31, 2005, compared to income of $58.0 million in 2004, primarily due to Hurricane Katrina, and to a lesser extent, Hurricane Rita. The decrease in segment income was partially offset by more favorable development of prior years’ reserves and an increase in underwriting profit, excluding prior year reserve development and catastrophes.

Commercial Lines’ segment results in 2005 were negatively impacted by $193.2 million of catastrophe related activity, which includes $9.3 million of reinsurance reinstatement premiums resulting from Hurricane Katrina, for the year ended December 31, 2005. Catastrophe losses for the year ended December 31, 2004 were $49.5 million. In 2004, we experienced catastrophe losses due to several hurricanes in the Southeast. Segment income was positively affected by an increase in favorable development on prior years’ loss and LAE reserves of $33.5 million, to $41.2 million for the year ended December 31, 2005, from $7.7 million in 2004. Also, our underwriting profit, excluding prior year reserve development and catastrophes, increased $12.4 million, from a loss of $1.3 million in 2004 to a profit of $11.1 million in 2005. This was primarily due to an estimated $12 million of improved current accident year underwriting results.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $0.1 million to $5.5 million for the year ended December 31, 2005 from $5.4 million in 2004, primarily due to an increase in net investment income, offset by higher operating expenses and lower fee income.

INVESTMENT RESULTS

Net investment income before taxes was $227.4 million for the year ended December 31, 2006, $209.1 million for the year ended December 31, 2005 and $196.9 million for the year ended December 31, 2004. The increase in net investment income in 2006 primarily reflects an increase in average invested assets due to increased operational cash flows and proceeds from the sale of the variable life insurance and annuity business, partially offset by cash outflows related to our share repurchase program and payments for losses related to Hurricane Katrina. Average pre-tax yields on fixed maturities were 5.6% for the years ended December 31, 2006 and 2005.

The increase in net investment income in 2005 compared to 2004 primarily reflects an increase in average invested assets, partially offset by a reduction in average pre-tax yields on fixed maturities. Average pre-tax yields on fixed maturities decreased to 5.6% in 2005 compared to 5.7% in 2004 due to the lower prevailing fixed maturity investment rates available for new investments when compared to the higher embedded yields on existing investments.

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

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”) based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, our actuaries develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the actuarial estimation process, which vary by line of business, include determining the expected consistency in the frequency and severity of claims incurred but not yet reported to prior years’ claims, the trend in loss costs, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. On a quarterly basis, our actuaries provide to management a point estimate for each significant line of our direct business to summarize their analysis.

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At December 31, 2006 and 2005, total recorded reserves were 5.7% and 5.4% greater than actuarially indicated point reserves, respectively.

Management’s Review of Judgments and Key Assumptions

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly workers’ compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims change regularly. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business. In such cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. We maintain a practice of significantly limiting the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical malpractice liability. The industry has experienced adverse loss trends in these lines of business.

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

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation and increasing medical costs in the projection of ultimate costs. We have experienced increasing medical costs, which have moderated slightly in 2006, including those associated with personal automobile personal injury protection claims, particularly in Michigan, as well as in our workers’ compensation line in most states. This increase is reflected in our reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2006 full year premiums.

As discussed below, estimated loss and LAE reserves for claims occurring in prior years, excluding development related to Hurricane Katrina, developed favorably by $128.6 million, $79.5 million and $14.5 million for 2006, 2005 and 2004, respectively, which represents 4.1%, 2.3% and 0.5% of gross loss and LAE reserves held, respectively. Reserves for Hurricane Katrina developed unfavorably by $48.6 million during 2006.

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

In 2005, we experienced significant catastrophe losses associated with Hurricane Katrina and established gross loss and LAE reserves of $535 million and incurred a reinstatement premium of $27 million. Our loss estimate for Hurricane Katrina was developed using closed claims data, an analysis of the claims reported to date and estimated values of properties in the affected areas. Wind-speed data, flood maps and intelligence provided by on-the-ground staff and independent adjusters, were used to project anticipated claims and damage projections. Anticipated costs for demand surge (increased costs for construction material and labor due to the increased damage resulting from the hurricane) were also included in the estimate. However, estimating losses following a major catastrophe is an inherently uncertain process, which was made more difficult by the unprecedented nature of this event, including the legal and regulatory uncertainty, difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, aggravating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas.

In 2006, recent trends in claims activity caused us to re-evaluate and increase our estimate of Hurricane Katrina net loss and loss adjustment reserves by approximately $59 million on a pre-tax basis, or $48.6 million, net of reinsurance, on a pre-tax basis. In Commercial Lines, the estimate of net losses increased primarily due to the recognition of higher business interruption exposure as more complete information was provided by insureds in response to our initiative to obtain related documentation, the impact of disputes related to wind versus water as the cause of loss, the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. In Personal Lines, the estimate of net losses increased by approximately $3 million, primarily due to the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. The estimate of loss adjustment expenses also increased $8.4 million, driven primarily by an increase in litigation activity leading up to the pre-existing one year limit on a homeowner policyholders’ ability to challenge claims (this period was extended to two years by legislative action) and a change to the Louisiana bad faith law. We are also defendants in various litigation, including putative class actions, which dispute the scope or enforceability of the “flood exclusion”, claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (see Contingencies and Regulatory Matters – Litigation and Certain Regulatory Matters on pages 64 and 65 of this Form 10-K). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

Loss and LAE Reserves by Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into six broader lines of business: personal automobile, homeowners, workers’ compensation, commercial automobile, commercial multiple peril and other personal and commercial lines.

The process of estimating reserves involves considerable judgment by management and is inherently uncertain. Actuarial point estimates by lines of business are the primary bases for determining ultimate expected losses and LAE and the level of net reserves required; however, other factors are considered as well. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the amount of data or experience we have with respect to a particular product or geographic area, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at December 31, 2006 and 2005.

December 31	2006		2005
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$700.7	$670.1	$695.2	$665.9
Homeowners	106.4	103.7	108.8	101.3
Other Personal Lines	26.1	23.5	28.3	27.4
Workers’ Compensation	398.0	382.2	424.1	409.1
Commercial Automobile	162.4	152.5	167.6	156.5
Commercial Multiple Peril	486.6	447.9	538.0	504.2
Other Commercial Lines	158.3	140.0	140.4	121.8
Asbestos and Environmental	24.7	20.5	24.4	20.5
Pools and Other	211.1	211.1	224.3	224.3

Total	$2,274.3	$2,151.5	$2,351.1	$2,231.0

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at December 31, 2006 and 2005 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes in commercial lines and recent adverse severity trends in certain commercial line coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the likelihood of adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating in 2006, have continued to be a concern. In our Personal Lines segment, management considered the significant growth in our new business with the new Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets. Also in Personal Lines, management considered the significant improvement in frequency and severity trends the industry has experienced over several years in these lines of business which were unanticipated and remain to some extent unexplained. In 2005, and to a lesser extent in 2006, management considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At December 31, 2006 and 2005, total recorded reserves were 5.7% and 5.4% greater than actuarially indicated reserves, respectively.

The table below provides a reconciliation of the gross beginning and ending gross reserve for unpaid losses and LAE as follows:

For the Years Ended December 31 (In millions)	2006	2005	2004
Reserve for losses and LAE, beginning of year	$3,458.7	$3,068.6	$3,018.9
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,463.3	1,454.8	1,570.2
Decrease in provision for insured events of prior years; favorable development	(128.6)	(79.5)	(14.5)
Hurricane Katrina	48.6	222.7	—

Total incurred losses and LAE	1,383.3	1,598.0	1,555.7

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	730.5	716.7	814.8
Losses and LAE attributable to insured events of prior year	620.8	622.0	658.3
Hurricane Katrina	108.7	69.7	—

Total payments	1,460.0	1,408.4	1,473.1

Change in reinsurance recoverable on unpaid losses	(218.1)	200.5	(32.9)

Reserve for losses and LAE, end of year	$3,163.9	$3,458.7	$3,068.6

The table below summarizes the gross reserve for losses and LAE by line of business.

For the Years Ended December 31 (In millions)	2006	2005	2004
Personal Automobile	$1,256.9	$1,183.9	$1,183.9
Homeowners and Other	174.4	224.5	218.3

Total Personal	1,431.3	1,408.4	1,402.2

Workers’ Compensation	626.7	672.5	640.6
Commercial Automobile	229.4	245.0	254.2
Commercial Multiple Peril	582.8	812.0	572.1
Other Commercial	293.7	320.8	199.5

Total Commercial	1,732.6	2,050.3	1,666.4

Total reserve for losses and LAE	$3,163.9	$3,458.7	$3,068.6

The total reserve for losses and LAE as disclosed in the above tables decreased by $294.8 million in 2006 and increased by $390.1 million in 2005. The decrease in 2006 was mostly a result of payments to insureds for Hurricanes Katrina and Rita. The increase in 2005 was mostly a result of additional direct reserves, prior to reinsurance ceded, for Hurricanes Katrina and Rita.

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

The table below summarizes the change in provision for insured events of prior years, excluding those related to Hurricane Katrina (see Management’s Review of Judgements and Key Assumptions on pages 41 and 42 of this Form 10-K for a further discussion of Hurricane Katrina) by line of business.

For the Years Ended December 31 (In millions)	2006	2005	2004
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(45.2)	$(29.9)	$(3.4)
Homeowners and Other	(3.2)	(13.1)	(5.3)

Total Personal	(48.4)	(43.0)	(8.7)

Workers’ Compensation	(24.4)	4.0	11.9
Commercial Automobile	(15.3)	(8.5)	(4.6)
Commercial Multiple Peril	(23.1)	(18.2)	(8.6)
Other Commercial	(9.1)	(4.1)	7.7

Total Commercial	(71.9)	(26.8)	6.4
Voluntary Pools	2.2	4.1	3.6

(Decrease) increase in loss provision for insured events of prior years	(118.1)	(65.7)	1.3
Decrease in LAE provision for insured events of prior years	(10.5)	(13.8)	(15.8)

Decrease in total loss and LAE provision for insured events of prior years	$(128.6)	$(79.5)	$(14.5)

Estimated loss reserves for claims occurring in prior years developed favorably by $118.1 million and $65.7 million during 2006 and 2005, respectively, while loss reserves for prior years developed unfavorably by $1.3 million during 2004. The favorable loss reserve development during the year ended December 31, 2006 is primarily the result of lower bodily injury claim frequency in the personal automobile line, primarily in the 2005 and 2004 accident years, and lower severity in the workers’ compensation line, primarily in the 2004 and 2003 accident years. In addition, lower frequency of liability claims in the commercial multiple peril line for the 2003, 2004 and 2005 accident years and lower frequency of bodily injury claims in the commercial automobile line, primarily in the 2004 and 2005 accident years, contributed to the favorable loss development.

The favorable loss reserve development during the year ended December 31, 2005 was primarily the result of a decrease in personal lines claim frequency and claim severity in the 2004 accident year. In addition, the commercial multiple peril line and other commercial lines experienced lower claim severity in the most recent accident years. Partially offsetting these items was adverse development in the workers’ compensation line during 2005, which was primarily the result of increased medical and long-term attendant care costs.

The unfavorable loss development during the year ended December 31, 2004 was primarily the result of continued adverse development in the workers’ compensation line of business related to increased medical and long-term attendant care costs. Additionally, adverse loss development was experienced in other commercial lines, primarily in umbrella and general liability, which was the result of increases in estimated ultimate losses for these long-tail lines. Partially offsetting these items was favorable loss development in the commercial multiple peril, commercial automobile, homeowners and personal automobile lines of business. The improvement in loss development on these lines of business was primarily the result of improved claim frequency trends.

During the years ended December 31, 2006, 2005 and 2004, estimated LAE reserves for claims occurring in prior years developed favorably by $10.5 million, $13.8 million and $15.8 million, respectively. The favorable development in 2006 and 2005 is primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses, primarily related to workers’ compensation and personal automobile bodily injury. Development in 2005 and 2004 was also favorably affected by claims process improvement initiatives taken by us during the 1997 to 2001 calendar-year period.

Although we have experienced significant favorable development in both losses and LAE in recent years, there can be no assurance that this level of favorable development will occur in the future. We believe that we will experience less favorable development in future years than we experienced in 2006.

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. The table below summarizes our business asbestos and environmental reserves (net of reinsurance and excluding pools).

For the Years Ended December 31 (In millions)	2006			2005			2004
	Asbestos	Environmental	Total	Asbestos	Environmental	Total	Asbestos	Environmental	Total
Beginning reserves	$11.6	$12.8	$24.4	$10.9	$13.8	$24.7	$12.5	$12.4	$24.9
Incurred losses and LAE	3.3	(1.0)	2.3	0.2	(0.4)	(0.2)	(1.9)	3.4	1.5
Paid losses and LAE	1.3	0.7	2.0	(0.5)	0.6	0.1	(0.3)	2.0	1.7

Ending reserves	$13.6	$11.1	$24.7	$11.6	$12.8	$24.4	$10.9	$13.8	$24.7

Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.7 million, $24.4 million and $24.7 million, net of reinsurance of $13.8 million, $16.2 million and $16.3 million in 2006, 2005 and 2004, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the last three-years. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $57.0 million, $55.9 million and $53.4 million in 2006, 2005 and 2004, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

We estimate our ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business, assumed reinsurance or pool business,

based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. Nevertheless, the asbestos, environmental and toxic tort liability reserves could be revised, and any such revisions could have a material adverse effect on our results of operations for a particular quarterly or annual period or on our financial position.

REINSURANCE

Our Property and Casualty group maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. We utilize a variety of reinsurance agreements that are intended to control our exposure to large property and casualty losses, stabilize earnings and protect capital resources, including facultative reinsurance, excess of loss reinsurance and catastrophe reinsurance. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants and/or reinsurers and on market conditions, including the availability and pricing of reinsurance. Reinsurance contracts do not relieve us from our primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on an ongoing review of our reinsurers’ financial statements, reported financial strength ratings from rating agencies, and the analysis and guidance of our reinsurance intermediaries, we believe that our reinsurers are financially sound.

Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, windstorm, hail, hurricane, tornado, riot or other extraordinary events. Under our catastrophe reinsurance agreements, we ceded losses and LAE of $9.3 million in 2006 and $329.4 million in 2005, primarily as a result of Hurricane Katrina, and to a lesser extent, Hurricane Rita. As a result of changes made to our catastrophe reinsurance program effective January 1, 2007, we increased our reinsurance retention related to our property catastrophe occurrence treaty from $60 million in 2006 to $90 million in 2007. We also did not renew our property catastrophe aggregate reinsurance treaty which previously provided coverage for multiple catastrophic events where retentions aggregated to $90 million or more. However, in the event of a significant catastrophe with losses in excess of $500 million, we have purchased $85 million of additional coverage as compared to 2006. Although we believe that our increased retention and our decision to non-renew our aggregate catastrophe treaty are appropriate given our increased level of surplus, as well as the current reinsurance pricing environment, there can be no assurance that this reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2007. See “Reinsurance” in Item 1 – Business on pages 14 to 17 of this Form 10-K for further information on our reinsurance programs.

We are subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to conduct certain businesses in various states, we are required to participate in residual market mechanisms and pooling arrangements which provide insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage. These market mechanisms and pooling arrangements include, among others, the Massachusetts Commonwealth Automobile Reinsurers and the Michigan Catastrophic Claims Association.

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

In connection with these agreements, FAFLIC provided transition services to Goldman Sachs from the December 30, 2005 closing through December 31, 2006. See Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business on page 48 of this Form 10-K.

DESCRIPTION OF LIFE COMPANIES SEGMENT

Our Life Companies segment is discussed in two major components: Continuing Operations and Discontinued Operations. Our Life Companies Continuing Operations business includes the run-off blocks of traditional life insurance products (principally the Closed Block), group retirement annuity contract business, our discontinued group life and health business, including group life and health voluntary pools, GIC business and certain non-insurance subsidiaries. This segment also included the FAFLIC variable business through December 30, 2005. Our Discontinued Operations represents the results of operations of the AFLIAC variable business through its sale on December 30, 2005. The Discontinued Operations also reflects the loss we incurred on the sale of AFLIAC, as well as the net costs incurred to provide transition services to Goldman Sachs, employee severance costs, indemnification costs and operations conversion expenses.

Continuing Operations

The following table summarizes the results of operations for the Continuing Operations segment for the periods indicated.

For the Years Ended December 31	2006	2005	2004
(In millions)
Segment revenues
Premiums	$35.4	$36.9	$39.5
Fees and other income	16.2	36.3	38.8
Net investment income (1)	90.9	112.1	132.2

Total segment revenue	142.5	185.3	210.5
Policy benefits, claims and losses	89.1	101.0	94.7
Policy acquisition expenses	1.1	6.7	6.9
Other operating expenses (2)	56.2	96.3	131.2

Segment loss	$(3.9)	$(18.7)	$(22.3)

(1)	Net investment income includes GIC income of $4.9 million, $16.5 million and $41.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Other operating expenses includes interest credited to the holders of such GICs of $6.4 million, $19.6 million and $51.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

2006 Compared to 2005

Life Companies’ Continuing Operations segment loss was $3.9 million for the year ended December 31, 2006, compared to a loss of $18.7 million during the same period in 2005. This improvement was primarily due to lower expenses resulting from the run-off of our continuing life business and due to lower losses in our GIC business. The improvement in 2006 was partially offset by the absence, in 2006, of earnings from FAFLIC variable products that were 100% coinsured at December 30, 2005.

2005 Compared to 2004

Life Companies’ Continuing Operations segment loss was $18.7 million for the year ended December 31, 2005, compared to a loss of $22.3 million during the same period in 2004. This improvement was primarily the result of lower expenses due to the run-off of our continuing life business, partially offset by a $4.3 million provision in 2005 related to a regulatory matter.

Discontinued Operations

Income from Operations of Discontinued Variable Life Insurance and Annuity Business

The following table summarizes the results of operations for the periods indicated related to the Discontinued Operations segment, primarily consisting of the AFLIAC variable life insurance and annuity business. This business was sold as of December 31, 2005; therefore, there were no earnings during 2006 and we do not expect future results related to the operations of this business. However, as discussed in “Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business” below, we have made certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold.

For the Years Ended December 31	2005	2004
(In millions)
Segment revenues
Fees and other income	$256.1	$296.2
Net investment income	80.5	85.2

Total segment revenue	336.6	381.4

Policy benefits, claims and losses	133.2	137.3
Policy acquisition expenses	105.0	113.9
Other operating expenses	70.8	100.6

Segment income before net realized gains and taxes	27.6	29.6

Net realized gains	6.8	12.6
Tax benefit (expense) and change in prior year tax reserves	8.3	(5.0)

Income from discontinued operations	$42.7	$37.2

2005 Compared to 2004

Life Companies’ Discontinued Operations income was $42.7 million for the year ended December 31, 2005, compared to $37.2 million during the same period in 2004. This increase was primarily due to a benefit of $10.6 million resulting from a change in prior years tax reserves in 2005. Additionally, the combined effect of decreased guaranteed minimum death benefit (“GMDB”) reserve expenses under SOP 03-1 and derivative losses associated with the GMDB hedging program, both net of deferred acquisition cost (“DAC”), was favorable by $6.3 million in 2005 as compared to 2004. These increases were partially offset by the continued run-off of our variable life insurance and annuity business that resulted in lower fees, net of both related DAC amortization and operating expenses. Also, there was a decrease in net investment income due to lower average general account assets and lower pre-tax yields on fixed maturity securities.

Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business

For the Years Ended December 31	2006	2005
(In millions)
Loss on sale of AFLIAC variable life insurance and annuity business	$(29.8)	$(444.4)

For the years ended December 31, 2006 and 2005, we recorded losses of $29.8 million and $444.4 million, respectively, on the sale of the AFLIAC variable life insurance and annuity business. The following table summarizes the components of the loss on the disposal of this business as of December 31, 2006 and 2005.

For the years ended December 31 (In millions)	2006	2005
Proceeds from Goldman Sachs	$—	$318.8	(1)
Less:
Carrying value of AFLIAC	—	(719.3)	(2)
Hedge results	—	(27.9)	(3)
Provision for certain legal indemnities	(15.0)	(13.0)	(4)
Estimated transaction costs	—	(10.5)	(5)
Deferred gain on FAFLIC coinsurance	—	(8.6)	(6)
THG tax benefit	—	10.0	(7)
Realized gain on securities related to AFLIAC	—	6.1
Transition services and conversion costs	(3.9)	—
Severance and retention costs	(5.5)	—
Litigation and other expenses	(5.4)	—

Net loss	$(29.8)	$(444.4)

(1)	Total proceeds from Goldman Sachs was based on the purchase price calculated as of the December 30, 2005 closing and were subject to adjustment based on the purchaser’s review of the final purchase price calculation. Proceeds include deferred payments of $46.7 million to be received over three years. We received $23.3 million of this deferred balance on December 30, 2006.

(2)	Shareholder’s equity of the AFLIAC variable life insurance and annuity business at December 30, 2005, prior to the impact of the sale transaction.

(3)	A hedging program was implemented on August 23, 2005 to reduce the volatility in the sales price calculation from effects of equity market movements through the date of the closing.

(4)	Liability for certain contractual indemnities of AFLIAC provided under the stock purchase agreement to Goldman Sachs recorded under FIN 45.

(5)	Transaction costs include investment banker, legal, vendor contract licensing and other professional fees.

(6)	Included in the proceeds from Goldman Sachs is the FAFLIC variable business coinsurance ceding commission of $8.6 million. This gain was deferred and is being amortized over the remaining life of the policies in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

(7)	At December 31, 2005, THG holding company received a tax benefit primarily due to realized losses generated by the AFLIAC sale.

In 2006, we recorded additional costs associated with the sale of $29.8 million, net of tax. Included in this charge was an additional $15.0 million provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45. This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others for a subset of our former variable annuity business. This estimate is based on, among other things, our review of affected policies, mathematical extrapolations derived from such review, and our preliminary view of possible settlement ranges with the Internal Revenue Service and affected policyholders. Although we believe our FIN 45 liability for legal and regulatory matter indemnities is appropriate, including with respect to this matter, such estimates are inherently uncertain and there can be no assurance that these estimates will not materially increase in the future. Also included in the loss for 2006 was $14.8 million of costs primarily related to employee severance costs, net costs of transitional services, operations conversion expenses and other litigation matters. We substantially completed the transition services in 2006; therefore, we believe that we will not incur a significant amount of such expenses during 2007.

GIC Derivative Instruments

2006 Compared to 2005

We use derivative instruments to hedge our GIC portfolio (see Derivative Instruments on pages 51 and 52 of this Form 10-K). For floating rate GIC liabilities that are matched with fixed rate securities, we manage the interest rate risk by hedging with interest rate swap contracts designed to pay fixed and receive floating interest. In addition, some funding agreements are denominated in foreign currencies. To mitigate the effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swap contracts, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. In 2006, approximately half of theses derivative instruments qualified for “effective” hedge accounting in accordance with

Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (“Statement No. 133”) and in 2005, the majority qualified for “effective” hedge accounting treatment. These hedges resulted in a $3.0 million reduction in net investment income during 2006, as compared to a $10.8 million reduction in net investment income during 2005. These reductions were offset by similar reductions in GIC interest credited during these periods. The decreased effect of derivative instruments in 2006 was due to a decrease in average outstanding GIC deposits and associated hedges. Any ineffectiveness related to these derivative instruments is recognized in other operating expenses in our Consolidated Statements of Income. Although we do not expect our effective hedge to become ineffective in accordance with Statement No. 133, there can be no assurance that we will not experience losses from ineffective hedges in the future.

2005 Compared to 2004

Derivative instruments utilized to hedge our GIC portfolio reduced net investment income during 2005 by $10.8 million, as compared to a $21.3 million reduction in 2004. These reductions were offset by similar reductions in GIC interest credited during these periods. The decreased effect of derivative instruments in 2005 was due to a decline in average outstanding GIC deposits and associated hedges. In 2005 and 2004, the majority of these derivative instruments qualified for “effective” hedge accounting in accordance with Statement No. 133.

INVESTMENT PORTFOLIO

We held general account investment assets diversified across several asset classes, as follows:

DECEMBER 31	2006		2005
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$5,629.0	90.3%	$5,708.2	85.1%
Equity securities (1)	17.2	0.3	18.0	0.3
Mortgages	57.1	0.9	99.6	1.5
Policy loans (1)	125.7	2.0	139.9	2.1
Cash and cash equivalents (1)	372.7	6.0	701.5	10.4
Other long-term investments	35.4	0.5	42.6	0.6

Total	$6,237.1	100.0%	$6,709.8	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased approximately $472.7 million, or 7.0%, to $6.2 billion during 2006, of which cash and cash equivalents decreased $328.8 million and fixed maturities decreased $79.2 million. Cash and cash equivalents, particularly in the Property and Casualty segment, decreased primarily as a result of our share repurchase program, as well as from payments for losses related to Hurricane Katrina. Fixed maturities decreased primarily due to our funding the maturity of long-term funding agreements. These decreases were partially offset by purchases of fixed maturities resulting from improved operational cash flows in our Property and Casualty segment.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, mortgage-backed securities, tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), our fixed maturity portfolio held 94.0% investment grade securities at December 31, 2006 and 93.5% at December 31, 2005.

The following table provides information about the credit quality of our fixed maturities at December 31, 2006 and December 31, 2005.

DECEMBER 31		2006			2005
(In millions, except percentage data)
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$4,095.7	$4,073.6	72.3%	$3,891.2	$3,896.0	68.3%
2	Baa	1,221.0	1,216.0	21.6%	1,430.8	1,440.4	25.2%
3	Ba	127.0	129.6	2.3%	152.4	152.3	2.7%
4	B	154.6	161.9	2.9%	152.2	151.7	2.6%
5	Caa and lower	43.7	45.0	0.8%	55.5	62.8	1.1%
6	In or near default	1.2	2.9	0.1%	3.8	5.0	0.1%

	Total fixed maturities	$5,643.2	$5,629.0	100.0%	$5,685.9	$5,708.2	100.0%

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we may invest a portion of new funds in below investment grade fixed maturities or equity securities. The average yield on fixed maturities was 5.6% for the years ended December 31, 2006 and 2005.

At December 31, 2006, $121.1 million of our fixed maturities were invested in traditional private placement securities, as compared to $129.2 million at December 31, 2005. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $9.3 million of realized losses on other-than-temporary impairments of fixed maturities for the year ended December 31, 2006, as compared to $9.1 million for the year ended December 31, 2005, principally resulting from our exposure to below investment grade securities. Other-than-temporary impairments of fixed maturities in 2006 included $2.1 million related to the industrial sector; $1.9 million related to the consumer cyclical sector; $1.8 million related to the communication sector; $1.6 million related to the consumer non-cyclical sector; $1.1 million related to the automotive sector; $0.4 million related to the capital goods sector and $0.4 million related to the energy sector. Other-than-temporary impairments of fixed maturities in 2005 included $4.0 million related to the industrial sector; $1.6 million related to the airline/transportation sector; $1.4 million related to the automotive sector; $1.2 million related to the finance sector; $0.5 million related to the communication sector; $0.3 million related to the utilities sector and $0.1 million related to the consumer cyclical sector. In addition, we recognized $2.0 million of realized losses on other-than-temporary impairments of other invested assets for the year ended December 31, 2006, of which $1.7 million is from low income housing partnerships and $0.3 million is from other invested asset partnerships. We recognized $0.2 million of realized losses attributable to other-than-temporary impairments related to equity securities in 2005.

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

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

DECEMBER 31	2006		2005
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
12 months or less	$13.2	$1,322.1	$38.7	$2,335.7
Greater than 12 months	55.4	2,089.5	26.7	595.8

Total investment grade fixed maturities	68.6	3,411.6	65.4	2,931.5

Below investment grade fixed maturities:
12 months or less	1.3	68.3	9.0	171.3
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities	1.3	68.3	9.0	171.3
Equity securities	—	—	0.1	1.4

Total fixed maturities and equity securities	$69.9	$3,479.9	$74.5	$3,104.2

We had $69.9 million of gross unrealized losses on fixed maturities and equity securities at December 31, 2006, as compared to $74.5 million at December 31, 2005. The increase in gross unrealized losses of investment grade fixed maturity investments is primarily due to the impact of higher market interest rates, rather than a decline in the credit quality of these investments. The decrease in gross unrealized losses of below investment grade fixed maturity investments is primarily due to the improvement in market price levels of below investment grade credit risk in 2006 compared to 2005 and other-than-temporary impairment of fixed maturities during 2006. Obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions had associated gross unrealized losses of $10.9 million at December 31, 2006 and $12.1 million at December 31, 2005. At both December 31, 2006 and 2005, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at December 31, 2006 and 2005. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

DECEMBER 31	2006	2005
(In millions)
Due in one year or less	$0.8	$0.2
Due after one year through five years	13.4	13.9
Due after five years through ten years	29.9	33.4
Due after ten years	25.8	26.9

Total fixed maturities	69.9	74.4
Equity securities	—	0.1

Total fixed maturities and equity securities	$69.9	$74.5

The carrying value of fixed maturities on non-accrual status at December 31, 2006 and 2005, as well as the effect that non-accruals had on net investment income were not material. Although we did not experience defaults in 2006, we expect that defaults in the fixed maturities portfolio may negatively affect investment income in future periods.

DERIVATIVE INSTRUMENTS

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by foreign currency, equity market and interest rate volatility. As such, we have entered into foreign currency swap contracts, as well as compound foreign currency/interest rate swap contracts, to hedge foreign currency and interest rate exposure on specific funding agreement liabilities. We also had entered into various types of interest rate swap contracts to hedge exposure to interest rate fluctuations on floating rate funding agreement liabilities that were matched with fixed rate securities.

We recognized in income from continuing operations $0.1 million of net realized losses on derivatives for the year ended December 31, 2006, $1.2 million of net realized gains on derivatives for the year ended December 31, 2005 and $9.7 million of losses for the year ended December 31, 2004. The realized gains during 2005 were primarily due to the termination of derivative instruments used to hedge the embedded gains of certain bonds identified to be liquidated to settle the maturity of a particular long-term funding agreement. The realized losses during 2004 were primarily due to the termination of derivative instruments used to hedge funding agreements in response to the retirement of long-term funding agreements at discounts. In May 2006, a long-term funding agreement and its associated swap contract, with a notional value of $245.9 million, matured. The remaining long-term funding agreements and their associated swap contracts, with a combined $32.6 million notional value, will mature in 2008 and 2011. In 2006, 2005 and 2004, excluding those derivatives used in the GMDB program related to our discontinued variable life insurance and annuity business, our derivative instruments primarily consisted of swap contracts. Approximately half of our remaining derivative instruments were effective hedges under Statement No. 133.

We maintained an economic hedging program involving exchange traded futures contracts to hedge against increased GMDB claims that could arise from declines in the equity market below levels at December 3, 2003. We discontinued this program on August 22, 2005 in response to our entering into the agreement to sell our variable life insurance and annuity business. We recognized $0.5 million in losses for the year ended December 31, 2005 and $25.1 million in losses for the year ended December 31, 2004 as a result of this program. These results are reflected in the Consolidated Statements of Income as Income from Operations of Discontinued Variable Life Insurance and Annuity Business. The GMDB hedges did not qualify for hedge accounting under Statement No. 133.

On August 23, 2005, we implemented a derivative program designed to economically hedge against fluctuations in the purchase price of the variable life insurance and annuity business. The purchase price was determined at the time of closing and was subject to changes in interest rate, equity market, implied equity market volatility and surrender activity. The derivatives were terminated concurrent with the sale closing on December 30, 2005. The derivatives in this program included exchange traded futures contracts, interest rate swap contracts and strike price call options. During the year ended December 31, 2005, we recognized $27.9 million in losses, reflected in the Consolidated Statements of Income as Loss on Disposal of Variable Life Insurance and Annuity Business. (See Life Companies – Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business on page 48 of this Form 10-K). The hedges did not qualify for hedge accounting under Statement No. 133.

MARKET RISK AND RISK MANAGEMENT POLICIES

INTEREST RATE SENSITIVITY

Our operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of our interest-earning assets and the amount of interest-bearing liabilities that are paid, withdrawn, mature or re-price in specified periods. We determine the appropriate asset allocation (the selection of broad investment categories such as fixed maturities, equity securities and mortgage loans) by a process that focuses overall on our types of businesses and the level of surplus (net worth) required to support these businesses. For our Property and Casualty business, we develop an investment strategy that maximizes income balanced with driving long-term growth of shareholders’ equity and book value. Through extensive fundamental research and credit analysis, our investment professionals seek to identify a combination of undervalued securities in the credit markets and stable income producing higher quality US Agency, corporate and mortgage-backed securities. For our Life business, our strategy is to generate investment income while maintaining stability of investment values and preserving capital. We believe that our approaches achieve the separate investment objectives of our Property and Casualty and Life businesses. As part of this approach, we develop investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business. We have a general policy of diversifying investments both within and across all portfolios. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors, and in the case of mortgages, property types and geographic locations. In addition, we currently carry long-term debt.

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

The following tables for the years ended December 31, 2006 and 2005 provide information about our financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturities, unless otherwise noted below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities, but exclude interest rate swap contracts and foreign currency swap contracts, which are disclosed in separate tables. Foreign-denominated fixed maturities, subject to foreign currency risk, are also shown separately in the table of financial instruments subject to foreign currency risk. For liabilities that have no contractual maturity, the tables present principal cash flows and related weighted-average interest rates based on our historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities and mortgage loans comprise an immaterial portion of the portfolio and do not have a significant impact on weighted-average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate.

For the Years Ended December 31, 2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value 12/31/06
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$404.0	$319.5	$371.9	$519.1	$681.7	$3,422.2	$5,718.4	$5,722.8
Average interest rate	5.41%	5.34%	5.95%	6.09%	6.19%	5.62%	5.72%
Mortgage loans	$1.4	$2.5	$4.7	$31.7	$0.5	$17.3	$58.1	$60.7
Average interest rate	7.67%	7.05%	7.58%	8.05%	6.59%	7.66%	7.83%
Policy loans	$—	$—	$—	$—	$—	$125.7	$125.7	$125.7
Average interest rate	—	—	—	—	—	5.80%	5.80%
Rate Sensitive Liabilities:
Supplemental contracts without life contingencies	$6.5	$3.4	$2.2	$1.2	$0.8	$1.3	$15.4	$15.4
Average interest rate	2.86%	2.77%	2.54%	2.64%	2.52%	2.52%	2.64%
Other individual contract deposit funds	$6.7	$5.5	$4.8	$3.9	$3.3	$70.7	$94.9	$94.9
Average interest rate	3.57%	3.54%	3.51%	3.51%	3.50%	3.50%	3.52%
Other group contract deposit funds	$4.1	$4.1	$4.1	$2.6	$2.1	$13.5	$30.5	$30.3
Average interest rate	2.33%	2.33%	2.33%	2.33%	2.33%	2.33%	2.33%
Individual annuity contracts-general account	$11.8	$11.6	$11.7	$7.3	$6.0	$37.8	$86.2	$83.5
Average interest rate	3.09%	3.09%	3.09%	3.09%	3.09%	3.09%	3.09%
Trust instruments supported by funding obligations	$—	$19.0	$—	$—	$20.1	$—	$39.1	$39.8
Average interest rate	—	8.20%	—	—	6.00%	—	7.24%
Long-term debt	$—	$—	$—	$—	$—	$508.8	$508.8	$549.4
Average interest rate	—	—	—	—	—	7.98%	7.98%

For the Years Ended December 31, 2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value 12/31/06
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$816.9	$288.9	$333.1	$375.4	$529.8	$3,664.6	$6,008.7	$6,045.4
Average interest rate	5.23%	5.79%	5.46%	5.96%	6.13%	5.71%	5.69%
Mortgage loans	$23.3	$3.3	$2.8	$10.4	$39.4	$21.5	$100.7	$109.0
Average interest rate	8.55%	8.20%	7.07%	7.66%	7.87%	7.67%	7.95%
Policy loans	$—	$—	$—	$—	$—	$139.9	$139.9	$139.9
Average interest rate	—	—	—	—	—	8.00%	8.00%
Rate Sensitive Liabilities:
Fixed interest rate GICs	$30.3	$—	$—	$—	$—	$—	$30.3	$30.5
Average interest rate	6.95%	—	—	—	—	—	6.95%
Supplemental contracts without life contingencies	$9.1	$4.8	$3.0	$1.6	$0.2	$2.7	$21.4	$18.5
Average interest rate	2.86%	2.86%	2.77%	2.54%	2.64%	2.52%	2.79%
Other individual contract deposit funds	$6.8	$5.6	$4.9	$4.0	$3.8	$71.8	$96.9	$96.9
Average interest rate	3.62%	3.57%	3.54%	3.51%	3.51%	3.50%	3.55%
Other group contract deposit funds	$4.9	$3.4	$3.0	$2.6	$2.4	$19.3	$35.6	$35.1
Average interest rate	2.26%	2.33%	2.33%	2.33%	2.33%	2.33%	2.32%
Individual annuity contracts-general account	$13.2	$13.0	$13.2	$8.2	$12.3	$37.0	$96.9	$93.7
Average interest rate	3.10%	3.09%	3.09%	3.09%	3.09%	3.09%	3.09%
Trust instruments supported by funding obligations	$255.5	$—	$19.0	$—	$—	$17.7	$292.2	$297.3
Average interest rate	3.50%	—	8.20%	—	—	6.00%	3.94%
Long-term debt	$—	$—	$—	$—	$—	$508.8	$508.8	$537.9
Average interest rate	—	—	—	—	—	7.98%	7.98%

FOREIGN CURRENCY SENSITIVITY

In 2006 and 2005, we had trust instruments supported by funding obligations that were denominated in foreign currency. Additionally in 2005, a portion of our investment securities were denominated in foreign currencies. As such, our operating results were exposed to changes in exchange rates between the U.S. dollar and foreign currencies, primarily the Japanese Yen and British Pound. To mitigate the short-term effect of changes in currency exchange rates, we hedge this risk by entering into foreign exchange swaps, as well as compound foreign currency/interest rate swap contracts to hedge our net foreign currency exposure. The following tables for the years ended December 31, 2006 and 2005 provide information about our derivative financial instruments and other financial instruments, used for purposes other than trading, by functional currency and presents fair value information in U.S. dollar equivalents. The tables summarize information on instruments that are sensitive to foreign currency exchange rates, including securities denominated in foreign currencies, compound foreign currency/interest rate swap contracts and foreign currency forward exchange agreements. For foreign currency denominated securities and liabilities, the tables present principal cash flows and applicable current foreign currency exchange rates by contractual maturity. For foreign currency derivative instruments, the tables present the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. The notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

For the Years Ended December 31, 2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value 12/31/06
(Currencies in millions)
Liabilities Denominated in Foreign Currencies:
Trust instruments supported by funding obligations denominated in British Pounds	—	—	—	—	9.8	—	9.8	$20.2
Current foreign exchange rate	—	—	—	—	1.9589	—	1.9589
Currency Swap Agreements Related to Trust Obligations:
Receive British Pounds
Notional amount in foreign currency	—	—	—	—	9.8	—	9.8	$4.8
Average contract rate	—	—	—	—	1.4415	—	1.4415
Current foreign exchange rate	—	—	—	—	1.9589	—	1.9589

For the Years Ended December 31, 2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value 12/31/05
(Currencies in millions)
Fixed Interest Securities Denominated in Foreign Currencies:
Fixed interest rate securities denominated in British Pounds	9.5	—	—	—	—	—	9.5	$24.3
Current foreign exchange rate	1.7230	—	—	—	—	—	1.7230
Currency Swap Agreements Related to Fixed Interest Securities:
Receive British Pounds
Notional amount in foreign currency	9.5	—	—	—	—	—	9.5	$(0.4)
Average contract rate	1.9800	—	—	—	—	—	1.9800
Current foreign exchange rate	1.7230	—	—	—	—	—	1.7230
Liabilities Denominated in Foreign Currencies:
Trust instruments supported by funding obligations denominated in Japanese Yen	30,000.0	—	—	—	—	—	30,000.0	$258.6
Current foreign exchange rate	0.0085	—	—	—	—	—	0.0085
Trust instruments supported by funding obligations denominated in British Pounds	—	—	—	—	—	9.8	9.8	$18.5
Current foreign exchange rate	—	—	—	—	—	1.7230	1.7230
Currency Swap Agreements Related to Trust Obligations:
Receive Japanese Yen
Notional amount in foreign currency	30,000.0	—	—	—	—	—	30,000.0	$(22.3)
Average contract rate	0.0093	—	—	—	—	—	0.0093
Current foreign exchange rate	0.0085	—	—	—	—	—	0.0085
Receive British Pounds
Notional amount in foreign currency	—	—	—	—	—	9.8	9.8	$2.7
Average contract rate	—	—	—	—	—	1.4415	1.4415
Current foreign exchange rate	—	—	—	—	—	1.7230	1.7230

COMMODITY PRICE RISK SENSITIVITY

During 2005, we utilized futures contracts to economically hedge increased GMDB claims that could arise as a result of a decline in the equity market below certain levels. On August 23, 2005, we implemented a derivative program designed to economically hedge against fluctuations in the purchase price of the variable life insurance and annuity business. The business was sold and the derivatives were closed on December 30, 2005. As of December 31, 2005, we no longer held equity market sensitive derivatives used to economically hedge either the increased GMDB claims or the purchase price for the sale of the variable life insurance and annuity business.

INCOME TAXES

We file a consolidated United States federal income tax return that includes the holding company and its domestic subsidiaries (including non-insurance operations). We segregate the entities included within the consolidated group into either a life insurance or a non-life insurance company subgroup. The consolidation of these subgroups is subject to certain statutory restrictions on the percentage of eligible non-life tax losses that can be applied to offset life company taxable income.

The provision for federal income taxes from continuing operations in 2006 was an expense of $87.7 million, compared to a benefit of $5.2 million and $0.8 million during 2005 and 2004, respectively. These provisions resulted in consolidated effective federal tax rates of 31.4%, (7.3%) and (0.6%) on pre-tax income for 2006, 2005 and 2004, respectively. The 2006 provision reflects a $3.3 million benefit resulting from a reduction in federal income tax reserves for prior years from ongoing Internal Revenue Service audits. The 2005 provision reflects a $9.5 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1992 to 1994 and a $2.3 million benefit resulting from a reduction in federal income tax reserves for prior years from ongoing Internal Revenue Service audits. The 2004 provision reflects a $30.4 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1979 to 1991. The largest of these disputed items relates to deductions taken for increased death benefits pertaining to certain life insurance contracts existing in 1982 and 1983. Under this settlement, we received a refund of amounts paid for these years, as well as various tax credits that have been applied to offset federal tax liabilities in other years.

Absent the aforementioned benefits, the effective tax rates in 2006, 2005 and 2004 would have been 32.6%, 9.3% and 20.5%, respectively. The unusually low tax rate in 2005 reflects low underwriting income resulting primarily from Hurricane Katrina. The rates in 2004 and 2006 result primarily from the level of underwriting income in those years, as well as a lower proportion of tax-exempt interest income in 2006. We expect that at current levels of underwriting income, our federal income tax rate in future years may be marginally higher due to reduced levels of tax-exempt investment income and low income housing credits.

During 2006, our valuation allowance related to our net deferred tax asset increased slightly from $165.3 million to $169.4 million. The increase in this valuation allowance resulted first from net realized losses which generated a $4.5 million net deferred tax asset. We recorded a valuation allowance for this entire amount since it is our opinion that it is more likely than not that this asset will not be fully realized. This valuation allowance was reflected as part of our federal income tax expense in our Consolidated Statements of Income in 2006. Additionally, our Accumulated Other Comprehensive Loss included net unrealized losses associated with our pension liability and net unrealized investment losses, together totaling $55.7 million as of December 31, 2006. These unrealized losses resulted in a net deferred tax asset of $19.5 million. We recorded a valuation allowance of $3.7 million related to the unrealized losses associated with our investment portfolio, since it is our opinion that it is more likely than not that this asset will also not be fully realized. We recorded this valuation allowance as an adjustment to Accumulated Other Comprehensive Loss in the Shareholders’ Equity section of the Consolidated Balance Sheets. Finally, the sale of Financial Profiles, Inc. in 2006 resulted in a tax capital gain of $12.1 million which produced a tax liability of $4.1 million. We decreased our valuation allowance by the $4.1 million and recorded the reduction in the valuation allowance in our Consolidated Statements of Income in the Gain on sale of Financial Profiles, Inc., a component of Discontinued Operations.

Included in our deferred tax net asset as of December 31, 2006 is an asset of $167.5 million related to capital loss carryforwards. Our pre-tax capital losses carried forward are $478.6 million, including $471.2 million resulting from the sale of our variable life insurance and annuity business in 2005. A full valuation allowance has been recorded against our gross capital loss carryforwards, since it is our opinion that it is more likely than not that this asset will not be fully realized. Our estimate of the gross amount and likely realization of capital loss carryforwards may change over time. In addition, at December 31, 2006, we have a deferred tax asset of $183.8 million, of which $123.7 million relates to alternative minimum tax credit carryforwards and $60.1 million relates to low income housing tax credit carryforwards and general business credits. The alternative minimum tax credit carryforwards have no expiration date and the low income housing credit carryforwards will expire beginning in 2018. We may utilize the credits to offset regular federal income taxes due from future income, and although we believe that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included on pages 77 to 85 of this Form 10-K.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at December 31, 2006 and 2005 included the current extent to which growth and product mix changes in our Commercial Lines segment have affected our ultimate loss trends, the significant growth in our Personal Lines new business and related growth in a number of states, the significant improvement in personal lines frequency and severity trends the industry has experienced over the past couple of years which were unanticipated and remain to some extent unexplained, significant growth and product mix changes in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses and the likelihood of continued adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating in 2006, continue to be a concern. In 2005, and to a lesser extent in 2006, management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At December 31, 2006 and 2005, total recorded reserves were 5.7% and 5.4% greater than actuarially indicated reserves, respectively. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other factors to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2006 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions on pages 41 and 42 of this Form 10-K for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions” on pages 41 and 42 of this Form 10-K, estimated loss and LAE reserves for claims occurring in prior years, excluding those related to Hurricane Katrina, developed favorably by $128.6 million, $79.5 million and $14.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, which represents 4.1%, 2.3% and 0.5% of loss reserves held, respectively. Also in 2006, reserves for Hurricane Katrina developed unfavorably by $48.6 million. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business on pages 12 and 13 of this Form 10-K, for guidance related to the annual development of our loss and LAE reserves.

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

In 2005, our loss estimate for Hurricane Katrina was developed using an analysis of the claims reported to date and estimated values of properties in the affected areas. Wind-speed data, flood maps and intelligence provided by on-the-ground staff and independent adjusters were used to project anticipated claims and damage projections. Anticipated costs for demand surge (increased costs for construction material and labor due to the increased damage resulting from the hurricane) were also included in the estimate. However, estimating losses following a major catastrophe is an inherently uncertain process, which was made more difficult by the unprecedented nature of this event, including the legal and regulatory uncertainty, difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, aggravating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas.

In 2006, trends in claims activity caused us to re-evaluate and increase our estimate of Hurricane Katrina net loss and loss adjustment reserves. In Commercial Lines, the estimate of net losses increased primarily due to the recognition of higher business interruption exposure as more complete information was provided by insureds in response to our initiative to obtain related documentation, the impact of disputes related to wind versus water as the cause of loss, the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. In Personal Lines, the estimate of net losses increased primarily due to the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. The estimate of loss adjustment expenses also increased, driven primarily by an increase in litigation activity leading up to the pre-existing one year limit on a homeowner policyholders’ ability to challenge claims (this period was extended to two years by legislative action) and a change to the Louisiana bad faith law. We are also defendants in various litigation, including putative class actions, which dispute the scope or enforceability of the “flood exclusion”, claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (see Contingencies and Regulatory Matters – Litigation and Certain Regulatory Matters on pages 64 and 65 of this Form 10-K). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

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

We account for our pension plans in accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements 87, 88, 106, and 132(R) and Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions. In order to measure the liabilities and expense associated with these plans, we must make various estimates and key assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, employee turnover rates and anticipated mortality rates. These estimates and assumptions are reviewed at least annually and are based on our historical experience, as well as current facts and circumstances. In addition, we use outside actuaries to assist in measuring the expenses and liabilities associated with this plan.

The discount rate enables us to state expected future cash flows as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. We determined our discount rate utilizing the Citigroup Pension Discount Curve as of December 31, 2006. As of December 31, 2006, based upon our plan assets in relation to this discount curve, we increased our discount rate to 5.88%, from 5.50% at December 31, 2005.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. For the years ended December 31, 2006 and 2005, the expected rate of return on plan assets was 8.25%. Increases in actual returns on plan assets will generally reduce our net actuarial losses that are reflected in our accumulated other comprehensive income balance in shareholders’ equity.

As a result of an increase in the actual return on assets in 2006, as well as demographic participant changes and a slight increase in the 2006 year-end discount rate, we expect our pre-tax pension expense to decrease by approximately $18 million in 2007 from an expense of $12.9 million in 2006 to a benefit of $4.6 million in 2007.

Holding all other assumptions constant, sensitivity to changes in our key assumptions are as follows:

Discount Rate – A 25 basis point increase in discount rate would decrease our pension expense in 2007 by $0.2 million and decrease our projected benefit obligation by approximately $13 million. A 25 basis point reduction in the discount rate would increase our pension expense by $2.1 million and increase our projected benefit obligation by approximately $14 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2007 by $1.0 million.

SIGNIFICANT TRANSACTIONS

On August 31, 2006, we sold all of the outstanding shares of Financial Profiles, Inc., a wholly-owned subsidiary, to Emerging Information Systems Incorporated. We originally acquired Financial Profiles, Inc. in 1998 in connection with our then-ongoing life insurance and annuity operations. We received pre-tax proceeds of $21.5 million from the transaction and recognized an after-tax gain of $7.8 million.

On December 28, 2005, our Board of Directors authorized a share repurchase program of up to $200 million. As of May 3, 2006, we completed our share repurchase program, with repurchases of 4.0 million shares at an aggregate cost of $200 million.

On December 30, 2005, we sold all of the outstanding shares of capital stock of AFLIAC, a life insurance subsidiary representing approximately 95% of our run-off variable life insurance and annuity business, to Goldman Sachs. The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, AIT agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, we agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of AFIMS, our investment advisory subsidiary, concurrently with the consummation of the fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006. For the year ended December 31, 2005, we recorded a loss $444.4 million, related to this sale transaction. In connection with the sale, FAFLIC provided transition services from the December 30, 2005 closing through December 31, 2006. Costs associated with these transition services and additional costs provided for indemnification obligations to Goldman Sachs in connection with the sale, totaled $29.8 million. These were reflected in 2006 as a loss on disposal of variable life insurance and annuity business.

STATUTORY CAPITAL OF INSURANCE SUBSIDIARIES

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for FAFLIC and Hanover Insurance, as of December 31, 2006 and December 31, 2005, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

2006

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover Insurance (1)	$1,463.6	$473.0	$236.5	309%	619%
FAFLIC (2)	179.9	41.7	20.9	431%	861%

(1)	Hanover Insurance’s Total Adjusted Capital includes $736.8 million related to its subsidiary, Citizens.

(2)	FAFLIC’s Total Adjusted Capital is reported net of the $40.0 million dividend declared to the holding company in December 2006.

2005

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover Insurance (1)	$1,204.6	$450.3	$225.1	268%	535%
FAFLIC (2)	195.2	46.1	23.1	410%	817%

(1)	Hanover Insurance’s Total Adjusted Capital includes $733.0 million related to its subsidiary, Citizens.

(2)	FAFLIC’s Total Adjusted Capital is reported net of the $48.6 million dividend declared to the holding company in December 2005.

The total adjusted statutory capital position of Hanover Insurance improved during 2006, from $1.2 billion at December 31, 2005 to $1.5 billion at December 31, 2006. This increase is primarily due to improved underwriting results in our property and casualty business, as well as a benefit resulting from a decrease in the additional minimum pension liability associated primarily with our qualified defined benefit pension plan. The total adjusted statutory capital position of FAFLIC declined during 2006, from $195.2 million at December 31, 2005 to $179.9 million at December 31, 2006. The decrease in statutory surplus primarily resulted from the $40.0 million dividend declared to the holding company in December 2006 and from losses incurred as a result of an agreement to provide transition services to Goldman Sachs in connection with the sale of our variable life insurance and annuity business (see Life Companies on pages 46 to 49 of this Form 10-K for further information). In addition, FAFLIC statutory surplus decreased as a result of lower underwriting results and the adoption of new statutory accounting principles. These decreases were partially offset by the utilization of our net operating loss carryforwards and the recognition of tax attributes, as well as a benefit resulting from a decrease in the additional minimum pension liability associated primarily with our qualified defined benefit pension plan.

The improvement of FAFLIC’s RBC ratios reflects lower required risk-based capital primarily due to lower asset and statutory reserve levels as a result of scheduled GIC maturities, coinsurance, and continued business run-off.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to generate sufficient cash flows to meet the cash requirements of business operations. As a holding company, our primary ongoing source of cash is dividends from our insurance subsidiaries. However, dividend payments to us by our insurance subsidiaries are subject to limitations imposed by state regulators, such as the requirement that cash dividends be paid out of unreserved and unrestricted earned surplus. As a result of this limitation, no dividends may be paid from FAFLIC without the consent of the Massachusetts Commissioner of Insurance. Also, the payment of “extraordinary” dividends, as defined, from any of our insurance subsidiaries is restricted. In addition, we entered into an agreement with the Massachusetts Commissioner of Insurance, upon the sale of our variable life insurance and annuity business, whereby we agreed to maintain FAFLIC’s RBC ratio at a minimum of 100% of the Company Action Level (on the Industry Scale).

Approximately $146.4 million is currently available to dividend from our property and casualty companies without prior approval from the Insurance Commissioners in the states of domicile. During 2006, we declared no dividends from our property and casualty businesses. The Massachusetts Division of Insurance approved a cash dividend from FAFLIC of $40 million effective December 31, 2006. This dividend was paid to the holding company in 2007. In 2005, in connection with the sale of the variable life insurance and annuity business to Goldman Sachs, the Massachusetts Division of Insurance approved both a cash dividend from FAFLIC of $48.6 million, including the $8.6 million ceding commission related to the reinsurance of 100% of FAFLIC’s variable life insurance and annuity business, and the distribution of other non-insurance subsidiaries, from which the holding company received an additional $15.4 million of funds. These dividends were paid to the holding company in 2006.

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

Net cash provided by operating activities was $41.8 million, $153.1 million and $142.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $111.3 million decrease in cash provided by operating activities in 2006 resulted primarily from an increase in cash outflows for loss and LAE payments primarily related to 2005 catastrophes. Also, payments to fund our qualified defined pension plan increased by $48.1 million. The $10.7 million increase in cash provided by operating activities in 2005 was primarily due to lower net loss and LAE payments in our property and casualty business, as well as to lower net payments from the general account as a result of fewer annuity contract surrenders, and our receipt in 2004 of a non-recurring federal income tax settlement for $30.4 million. These were partially offset by lower written premiums, increased payments in 2005 for contingent commissions related to 2004 business and an increase in federal income tax payments in 2005.

Net cash provided by investing activities was $97.9 million in 2006, $811.5 million in 2005 and $41.3 million in 2004. Net cash provided in 2006 primarily reflects approximately $69 million of proceeds received from the sale of our variable life insurance and annuity business and Financial Profiles, Inc. Additionally, we received cash in 2006 from collections related to mortgage loans. In 2005, approximately $692 million of the cash provided resulted from net sales of fixed maturities, primarily due to the maturity of certain long-term funding agreements in our Life Companies segment. Additionally, we received approximately $121 million in proceeds related to the 2005 sale of our variable life insurance and annuity business. The cash provided in 2004 resulted from proceeds related to collections on mortgage loans and the disposal of other investments, partially offset by net purchases of fixed maturities related to the improved underwriting results in the Property and Casualty group.

Net cash used in financing activities was $468.5 million, $749.6 million and $475.3 million in 2006, 2005 and 2004, respectively. Cash used in 2006 was primarily due to the maturity of certain long-term funding agreements in our Life Companies segment and to fund our share repurchase program, in which we repurchased 4.0 million shares at an aggregate cost of approximately $200 million. Cash used in both 2005 and 2004 was primarily due to the maturity of certain long-term funding agreements in our Life Companies segment, including trust instruments supported by funding obligations and the reduction of cash held as collateral related to our securities lending program.

During 2005, we sold AFLIAC, which held $11.0 billion of assets and $10.7 billion of liabilities at December 30, 2005. Assets transferred as a part of the sale included investment assets of $1.3 billion and $123.2 million of cash.

At December 31, 2006, THG, as a holding company, had $287.4 million of cash and fixed maturities. As a result of the sale of our variable life insurance and annuity business, the holding company received cash in 2006 totaling $50.9 million. This was principally comprised of $26.2 million related to the sale of AIT and $23.3 million of the $46.7 million deferred payment. The remaining $23.4 million of proceeds from Goldman Sachs continues to be deferred and will be received in annual installments over the next two years.

We believe our current holding company assets are sufficient to meet our future obligations, which consist primarily of interest on both our senior debentures and our junior debentures, and to pay certain federal income tax liabilities expected to become due in 2007. In 2006, we paid an annual dividend of thirty cents per share to our shareholders totaling $15.4 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. Based on current law, we are required to contribute $39.0 million in 2007. We expect to continue to make significant cash contributions to our qualified defined benefit pension plan in future years. As the single employer of THG, the funding of these plans is the responsibility of FAFLIC. This contribution will not affect the statutory surplus of FAFLIC.

Our insurance subsidiaries, including FAFLIC, maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. We had no commercial paper borrowings as of December 31, 2006 and we do not anticipate utilizing commercial paper in 2007. Debt ratings continue to adversely affect the cost and availability of credit lines, commercial paper, and other additional debt and equity financing.

Our financing obligations generally include repayment of our senior debentures and junior subordinated debentures, operating lease payments and trust instruments supported by funding obligations. The following table represents our annual payments related to the principal payments of these financing obligations as of December 31, 2006 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included individual contract deposit funds related to the operations of our life insurance companies which provide for contractual payments, our estimated payments related to our policy and claim reserves, as well as our current expectation of payments to be made to support the obligations of our benefit plans. Actual payments may differ from the contractual and/or estimated payments in the table.

December 31, 2006 (In millions)	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
Long-term debt (1)	$—	$—	$—	$508.8	$508.8
Trust instruments supported by funding obligations (2)	—	19.0	20.1	—	39.1
Individual contract deposit funds (3)	11.7	23.3	13.4	37.8	86.2
Operating lease commitments (4)	15.9	18.9	6.5	0.6	41.9
Qualified pension plan funding obligations (5)	39.0	26.4	23.6	—	89.0
Non-qualified pension plan benefit obligations (6)	8.5	17.5	17.9	44.4	88.3
Life-contingent contract benefit obligations (7), (11)	48.1	94.7	93.3	982.8	1,218.9
Group annuity pension benefit obligations (8)	42.6	78.6	69.9	361.6	552.7
Certain group life and health insurance obligations (9), (11)	7.5	13.9	13.7	133.6	168.7
Loss and LAE obligations (10)	1,392.7	898.1	390.2	482.9	3,163.9

(1)	Long-term debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, and our junior subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%.

(2)	Trust instruments supported by funding obligations payments are reflected in the category representing their contractual maturity.

(3)	Individual contract deposit funds are reflected in the category representing their contractual maturity.

(4)	We have operating leases in FAFLIC, Hanover Insurance and Citizens.

(5)	Qualified pension plan funding obligations represent the amounts necessary to be contributed to the plan to satisfy minimum funding obligations in accordance with the Employee Retirement Income Security Act of 1974, estimated through 2011. Substantial contributions will be required based on the current level of pension assets and liabilities. These estimated payments are based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, and interest crediting rates. Differences between actual plan experience and our assumptions will result in changes to our future minimum funding obligations.

(6)	Non-qualified pension plan benefit obligations reflect estimated payments to be made through plan year 2016 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.

(7)	Life-contingent contract benefits relate to traditional life insurance contracts and reflect the estimated cash payments to be made to policyholders in the future. The timing of cash outflows related to these contracts is based on historical experience and our expectation of future payment patterns. Uncertainties relating to these estimates include mortality assumptions, customer lapse and surrender activity, renewal premium and expense assumptions. Actual payments may differ from our estimates and could result in a significantly different future payment pattern. The total contractual obligations exceeds the corresponding liability on the financial statements primarily because the financial statement liability has been discounted for interest.

(8)	Group annuity pension obligations reflect the estimated cash payments due to annuitants as a result of policies purchased from us by their employers. The timing of cash outflows related to these contracts is based on historical experience and our expectation of future payment patterns. Mortality assumptions are the primary uncertainty in estimating these obligations. The total contractual obligations exceeds the corresponding liability on the financial statements primarily because the financial statement liability has been discounted for interest.

(9)	During 1999, we exited our group life and health insurance business. Certain group life and health benefit obligations relate to this discontinued business and primarily represent the run-off of accident and health assumed reinsurance pool obligations. The timing of cash outflows related to these contracts is based on historical experience and information provided by the administrators of each pool. Uncertainties relating to these estimates include mortality assumptions, morbidity assumptions, medical inflation costs and other factors. Actual payments may differ from our estimates and could result in a significantly different future payment pattern. The total contractual obligations differs from the corresponding liability on the financial statements primarily because we have included approximate reserves related to business reinsured with other insurance companies and because the financial statement liability has been discounted for interest.

(10)	Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and LAE reserve payments to be made by period, as shown above, are estimates based principally on historical experience.

(11)	As of December 31, 2006, FAFLIC variable business reserves of $105.4 million, universal life reserves of $0.9 million, individual health insurance reserves of $18.2 million and certain group life and health insurance reserves of $187.2 million have been excluded because substantially all of these obligations are reinsured with other insurance companies. The related contractual obligations and cash flows are borne by the reinsurers.

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTINGENCIES AND REGULATORY MATTERS

LITIGATION AND CERTAIN REGULATORY MATTERS

Emerald Litigation

On July 24, 2002, an action captioned American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company (“Emerald”) was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums aggregating $5 million. Plaintiffs, who AFLIAC subsequently identified as engaging in frequent transfers of significant sums between sub-accounts that in our opinion constituted “market timing”, were subject to restrictions upon such trading that AFLIAC imposed in December 2001. Plaintiffs allege that such restrictions constituted a breach of the terms of the annuity contracts. In December 2003, the court granted partial summary judgment to the plaintiffs, holding that at least certain restrictions imposed on their trading activities violated the terms of the annuity contracts.

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001. On February 1, 2006, the Court issued a ruling which precluded plaintiffs from claiming any damages accruing beyond July 31, 2004.

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. Plaintiffs currently have until March 2007 to file a Notice of Appeal to the United States Court of Appeals, Seventh Circuit.

We will continue to vigorously defend this matter, and regard plaintiffs’ claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in our view, these purported lost profits would not have been earned because of various actions taken by the investment management industry and regulators, to deter or eliminate market timing, including the implementation of “fair value” pricing.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of December 31, 2006, there were in excess of 200 such cases, six of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Laws,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including THG, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil

Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. On November 27, 2006, the Federal District Court issued an Order in these consolidated cases denying our motion to dismiss. The Court held that the flood exclusions utilized in the forms of homeowners and commercial lines policies issued by THG and a number of other insurance carriers were ambiguous because such exclusions did not specify that they applied to flooding caused by negligent acts or omissions as well as to flooding caused by natural incidents such as Acts of God. The plaintiffs in these cases claim, among other things, that the efficient proximate cause of their losses was the third-party negligence of Orleans Levee District in the maintenance of the canal walls or in its failure to warn the plaintiffs and others of the impending water intrusion. The Federal District Court ordered that discovery proceed on the questions of whether there was such negligence and whether such negligence was in fact the efficient proximate cause of such losses.

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting our and the other defendant’s motion for leave to appeal.

We continue to vigorously defend this matter and other cases related to losses incurred in connection with Hurricane Katrina. We believe that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that our flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on our financial position, as well as on our results of operations. We have established our loss and loss adjustment reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered.

Other Matters

We have been named a defendant in various other legal proceedings arising in the normal course of business, including one other suit which, like the Emerald case described above, challenges our imposition of certain restrictions on trading funds invested in separate accounts. In addition, we are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action, or regulatory proceedings or other legal proceedings in which we have been named a defendant, and our ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

OTHER REGULATORY MATTERS

In September 2005, the Massachusetts Commissioner of Insurance directed the Massachusetts Commonwealth Automobile Reinsurers to redistribute the Exclusive Representative Producers (“ERPs”) amongst the state’s insurance carriers, effective during 2006. On January 27, 2006, the Commissioner of Insurance approved the Redistribution Plan for ERPs and the Plan was implemented on March 1, 2006 for all new business and May 1, 2006 for all renewal business. We expect this redistribution will at least temporarily lead to a better equalization of the loss burden from the ERPs and is not likely to adversely affect our results of operations or financial position. In addition, recently, the Massachusetts Supreme Judicial Court unanimously affirmed the authority of the Commissioner to promulgate an assigned risk plan for the residual market of personal automobile insurance. On December 13, 2006, the Commissioner of Insurance issued an Order directing the implementation of an assigned risk plan on a phased-in basis beginning in April 2007. In January 2007, the Commissioner of Insurance resigned and the Acting Commissioner issued an Order suspending the implementation of the assigned risk plan until a review could be completed by the administration of the newly elected Governor. The proposed assigned risk plan would distribute the residual market based on individual policyholder assignments rather than the distribution of ERPs. Separately, the Massachusetts Division of Insurance mandated a personal automobile rate decrease of 11.7% for 2007, following an 8.7% decrease in 2006.

Legislation was enacted in Louisiana to extend the time period for Louisiana homeowners who have policy coverage claims arising out of hurricanes Katrina and Rita to take legal action against their insurance companies from the pre-existing 12 month period to 24 months from the date of loss. The Louisiana Supreme Court has determined that the legislation is constitutional. Legislation was also adopted which increased an insurer’s potential exposure if it is determined to have acted in bad faith in the claim adjustment process. Additionally, the State of Louisiana continues to impose regulatory restrictions on our ability to reduce exposure to areas affected by hurricanes Katrina and Rita.

In January 2007, the Governor of Florida signed into law significant changes affecting the property and casualty insurance market. The legislation reverses two recently approved rate increases for the residual market property insurer, Citizens Property Insurance Corporation and mandated that private insurer rates be adjusted to reflect projected savings in reinsurance costs realized through purchases of catastrophe reinsurance from the Florida Hurricane Catastrophe Fund. Insurers are presently prohibited by an Emergency Rule from canceling, non-renewing or raising rates with very limited exceptions, until rate filings reflecting the reduced cost of reinsurance from the Florida Hurricane Catastrophe Fund have been filed with the Office of Insurance Regulation. The newly enacted restrictions also require any company which writes personal automobile business in Florida to write homeowners insurance if it or any of its affiliates write homeowners in any other state.

In addition, the legislation is expected to result in a substantial increase in the size of Citizens Property Insurance Corporation, thereby increasing the potential for significant assessments or other liabilities on insurance companies in the event of catastrophic losses. Such assessments apply to property and non-property lines of business and to commercial as well as to personal lines. In the event of a significant catastrophic event, it is possible that reinsurance purchased from the Florida Hurricane Catastrophe Fund would be uncollectible or that we would be unable to recoup such assessments or assessments arising under the Florida Insurance Guaranty Association in the event of the insolvency of other insurance companies doing business in Florida.

We are in the process of assessing the potential impact of these actions on our business and our potential responses thereto. In the event Citizens Property Insurance Corporation incurred significant catastrophic losses, we could incur assessment expenses which could be material. It is possible that any efforts we undertake to mitigate this exposure could significantly affect our premiums and profitability in Florida.

Over the past year other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in our case, in the states of Massachusetts, Louisiana and Florida. It is possible that other states may take action similar to those taken in the state of Florida. At this time we are unable to predict the likelihood or impact of any such potential assessments or other actions.

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

The following tables provide information about our ratings at December 31, 2004, 2005 and 2006.

Standard & Poor’s Ratings

End of Year Rating	December 2004	December 2005	December 2006
Financial Strength Ratings

Property and Casualty Companies	BBB+ (Good) with a stable outlook	BBB+ (Good) with a stable outlook	BBB+ (Good) with a positive outlook

FAFLIC	BB (Marginal) with a stable outlook	BBB- (Good) with a stable outlook	BBB- (Good) with a stable outlook
Debt Ratings

Senior Debt	BB (Marginal) with a stable outlook	BB+ (Marginal) with a stable outlook	BB+ (Marginal) with a positive outlook

Capital Securities	B (Weak) with a stable outlook	B+ (Weak) with a stable outlook	B+ (Weak) with a positive outlook

Moody’s Ratings

End of Year Rating	December 2004	December 2005	December 2006
Financial Strength Ratings

Property and Casualty Companies	Baa1 (Adequate) with stable outlook	Baa1 (Adequate) with negative outlook	Baa1 (Adequate) with positive outlook

FAFLIC	Ba1 (Questionable) with stable outlook	Ba1 (Questionable) with stable outlook	Ba1 (Questionable) with stable outlook
Debt Ratings

Senior Debt	Ba1 (Questionable) with stable outlook	Ba1 (Questionable) with stable outlook	Ba1 (Questionable) with positive outlook

Capital Securities	Ba2 (Questionable) with stable outlook	Ba2 (Questionable) with stable outlook	Ba2 (Questionable) with positive outlook

Short-term Debt	NP (Not Prime)	NP (Not Prime)	NP (Not Prime)

A.M. Best’s Ratings

End of Year Rating	December 2004	December 2005	December 2006
Financial Strength Ratings

Property and Casualty Companies	A- (Excellent) with stable outlook	A- (Excellent) with stable outlook	A- (Excellent) with stable outlook

FAFLIC	B+ (Very Good) with stable outlook	B+ (Very Good) with stable outlook	B+ (Very Good) with stable outlook
Debt Ratings

Senior Debt	bb+ (Speculative) with stable outlook	bbb- (Adequate) with stable outlook	bbb- (Adequate) with stable outlook

Capital Securities	bb- (Speculative) with stable outlook	bb (Speculative) with stable outlook	bb (Speculative) with stable outlook

Short-term Debt	AMB-3 with stable outlook	Not Rated	Not Rated

Our holding company’s current debt ratings, which are below investment grade, are expected to adversely affect our ability to obtain, or the cost and availability of, credit lines, commercial paper and other debt and equity financing.

RISKS AND FORWARD-LOOKING STATEMENTS

Information regarding risk factors and forward-looking information appears in Part I—Item 1A on pages 21 to 23 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

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

Loss ratio, GAAP– The ratio of losses to premiums earned for a given period.

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

Underwriting expenses – Expenses incurred in connection with the acquisition, pricing and administration of a policy.

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

ITEM 7A–QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Market Risk and Risk Management Policies” on pages 52 to 56 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

ITEM 8–FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

We have completed integrated audits of The Hanover Insurance Group, Inc.’s (formerly known as Allmerica Financial Corporation) 2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on the Hanover Insurance Group, Inc.’s 2006, 2005 and 2004 consolidated financial statements and on its internal control over financial reporting as of December 31, 2006, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hanover Insurance Group, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP Boston, MA February 28, 2007

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions, except per share data)
Revenues
Premiums	$2,254.6	$2,198.2	$2,288.6
Fees and other income	74.9	80.9	83.1
Net investment income	318.9	321.4	329.3
Net realized investment (losses) gains	(4.3)	23.8	16.1

Total revenues	2,644.1	2,624.3	2,717.1

Benefits, losses and expenses
Policy benefits, claims, losses and loss adjustment expenses	1,471.8	1,703.1	1,646.7
Policy acquisition expenses	477.5	465.2	477.0
Restructuring costs	1.6	2.1	8.5
Other operating expenses	413.8	382.6	440.4

Total benefits, losses and expenses	2,364.7	2,553.0	2,572.6

Income before federal income taxes	279.4	71.3	144.5

Federal income tax expense (benefit)
Current	18.4	(6.8)	39.2
Deferred	69.3	1.6	(40.0)

Total federal income tax expense (benefit)	87.7	(5.2)	(0.8)

Income from continuing operations	191.7	76.5	145.3
Discontinued operations (Notes 2 and 3):
Income from operations of discontinued variable life insurance and annuity business (net of income tax (benefit) expense of $(8.3) and $5.0)	—	42.7	37.2
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $2.9 in 2006)	(29.8)	(444.4)	—
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $1.2)	7.8	—	—

Income (loss) before cumulative effect of change in accounting principle	169.7	(325.2)	182.5
Cumulative effect of change in accounting principle	0.6	—	(57.2)

Net income (loss)	$170.3	$(325.2)	$125.3

Earnings per common share:
Basic:
Income from continuing operations	$3.72	$1.43	$2.73
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business (net of income tax (benefit) expense of $(0.16) and $0.09)	—	0.80	0.70
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $0.06 in 2006)	(0.57)	(8.31)	—
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $0.02)	0.15	—	—

Income (loss) before cumulative effect of change in accounting principle	3.30	(6.08)	3.43
Cumulative effect of change in accounting principle	0.01	—	(1.07)

Net income (loss) per share	$3.31	$(6.08)	$2.36

Weighted average shares outstanding	51.5	53.5	53.2

Diluted:
Income from continuing operations	$3.68	$1.42	$2.71
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business (net of income tax (benefit) expense of ($0.15) and $0.09)	—	0.79	0.69
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $0.06 in 2006)	(0.57)	(8.23)	—
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $0.02)	0.15	—	—

Income (loss) before cumulative effect of change in accounting principle	3.26	(6.02)	3.40
Cumulative effect of change in accounting principle	0.01	—	(1.06)

Net income (loss) per share	$3.27	$(6.02)	$2.34

Weighted average shares outstanding	52.2	54.0	53.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2006	2005
(In millions, except per share data)
Assets
Investments:
Fixed maturities at fair value (amortized cost of $5,643.2 and $5,685.9)	$5,629.0	$5,708.2
Equity securities at fair value (cost of $11.6 and $13.0)	17.2	18.0
Mortgage loans	57.1	99.6
Policy loans	125.7	139.9
Other long-term investments	35.4	42.6

Total investments	5,864.4	6,008.3

Cash and cash equivalents	372.7	701.5
Accrued investment income	72.3	76.5
Premiums, accounts and notes receivable, net	584.7	493.2
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,350.5	1,617.3
Deferred policy acquisition costs	233.5	209.0
Deferred federal income taxes	385.0	465.3
Goodwill	121.4	128.2
Other assets	328.5	362.8
Separate account assets	543.6	571.9

Total assets	$9,856.6	$10,634.0

Liabilities
Policy liabilities and accruals:
Future policy benefits	$1,242.3	$1,336.1
Outstanding claims, losses and loss adjustment expenses	3,247.2	3,551.6
Unearned premiums	1,101.4	1,011.3
Contractholder deposit funds and other policy liabilities	194.9	254.7

Total policy liabilities and accruals	5,785.8	6,153.7

Expenses and taxes payable	928.0	1,062.0
Reinsurance premiums payable	52.7	92.0
Trust instruments supported by funding obligations	38.5	294.3
Long-term debt	508.8	508.8
Separate account liabilities	543.6	571.9

Total liabilities	7,857.4	8,682.7

Commitments and contingencies (Notes 17 and 21)
Shareholders’ Equity
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,814.3	1,785.1
Accumulated other comprehensive loss	(39.9)	(59.5)
Retained earnings	712.0	589.8
Treasury stock at cost (9.4 million and 6.8 million shares)	(487.8)	(364.7)

Total shareholders’ equity	1,999.2	1,951.3

Total liabilities and shareholders’ equity	$9,856.6	$10,634.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning and end of year	0.6	0.6	0.6

Additional Paid-in Capital
Balance at beginning of year	1,785.1	1,782.1	1,775.6
Tax benefit from stock options and other	8.1	2.7	6.5
Employee and director stock-based awards	21.1	0.3	—

Balance at end of year	1,814.3	1,785.1	1,782.1

Accumulated Other Comprehensive (Loss) Income
Net Unrealized Appreciation on Investments and Derivative Instruments:
Balance at beginning of year	9.9	87.1	89.4
Net depreciation during the period:
Net depreciation on available-for-sale securities and derivative instruments	(23.5)	(118.7)	(3.6)
Benefit for deferred federal income taxes	4.6	41.5	1.3

	(18.9)	(77.2)	(2.3)

Balance at end of year	(9.0)	9.9	87.1

Minimum Pension Liability:
Balance at beginning of year	(69.4)	(84.1)	(73.3)
Decrease (increase) during period:
Decrease (increase) in minimum pension liability	59.4	22.6	(16.6)
(Provision) benefit for deferred federal income taxes	(20.8)	(7.9)	5.8
Adjustment to initially apply Statement No. 158	(0.2)	—	—
Benefit for deferred federal income taxes	0.1	—	—

	38.5	14.7	(10.8)

Balance at end of year	(30.9)	(69.4)	(84.1)

Total accumulated other comprehensive (loss) income	(39.9)	(59.5)	3.0

Retained Earnings
Balance at beginning of year	589.8	943.4	833.1
Net income (loss)	170.3	(325.2)	125.3
Dividends to shareholders	(15.4)	(13.4)	—
Treasury stock issued for less than cost	(32.7)	(15.0)	(15.0)

Balance at end of year	712.0	589.8	943.4

Treasury Stock
Balance at beginning of year	(364.7)	(389.6)	(405.2)
Shares purchased at cost	(200.2)	—	—
Net shares reissued at cost under employee stock-based compensation plans	77.1	24.9	15.6

Balance at end of year	(487.8)	(364.7)	(389.6)

Total shareholders’ equity	$1,999.2	$1,951.3	$2,339.5

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Net income (loss)	$170.3	$(325.2)	$125.3
Other comprehensive income (loss):
Available-for-sale securities:
Net depreciation during the period	(24.6)	(195.0)	(34.3)
Benefit for deferred federal income taxes	5.0	68.2	12.0

Total available-for-sale securities	(19.6)	(126.8)	(22.3)

Derivative instruments:
Net appreciation during the period	1.1	76.3	30.7
Provision for deferred federal income taxes	(0.4)	(26.7)	(10.7)

Total derivative instruments	0.7	49.6	20.0

	(18.9)	(77.2)	(2.3)

Minimum pension liability:
Decrease (increase) in minimum pension liability	59.2	22.6	(16.6)
(Provision) benefit for deferred federal income taxes	(20.7)	(7.9)	5.8

Total minimum pension liability	38.5	14.7	(10.8)

Other comprehensive income (loss)	19.6	(62.5)	(13.1)

Comprehensive income (loss)	$189.9	$(387.7)	$112.2

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Cash flows from operating activities
Net income (loss)	$170.3	$(325.2)	$125.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of variable life insurance and annuity business	29.8	444.4	—
Gain on sale of Financial Profiles, Inc.	(7.8)	—	—
Net realized investment losses (gains)	4.3	(30.6)	(28.7)
Losses on futures contracts	—	0.5	25.1
Net amortization and depreciation	21.4	31.6	38.2
Stock-based compensation expense	17.3	—	—
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	6.6	21.1	46.1
Deferred federal income taxes	65.0	(1.8)	2.5
Change in deferred acquisition costs	(25.3)	139.8	137.9
Change in premiums and notes receivable, net of reinsurance payable	(114.8)	(7.7)	(84.6)
Change in accrued investment income	4.2	21.7	8.3
Change in policy liabilities and accruals, net	(328.7)	133.3	(279.7)
Change in reinsurance receivable	266.8	(304.6)	84.8
Change in expenses and taxes payable	(56.4)	24.7	17.8
Other, net	(10.9)	5.9	49.4

Net cash provided by operating activities	41.8	153.1	142.4

Cash flows from investing activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	1,563.5	2,426.2	1,725.7
Proceeds from disposals of other investments	26.4	25.3	59.3
Proceeds from mortgages sold, matured or collected	42.5	15.8	60.6
Proceeds from collections of installment finance and notes receivable	354.7	321.0	319.6
Proceeds from sale of variable life insurance and annuity business, net	50.9	121.3	—
Proceeds from sale of Financial Profiles, Inc.	17.9	—	—
Purchase of available-for-sale fixed maturities	(1,544.3)	(1,734.4)	(1,810.2)
Purchase of other investments	(5.9)	(7.3)	(11.7)
Capital expenditures	(8.8)	(8.3)	(7.8)
Net payments related to terminated swap agreements	(28.3)	(39.7)	(4.9)
Disbursements to fund installment finance and notes receivable	(370.7)	(308.4)	(289.5)
Other investing activities, net	—	—	0.2

Net cash provided by investing activities	97.9	811.5	41.3

Cash flows from financing activities
Withdrawals from contractholder deposit funds	(31.0)	(1.7)	(183.4)
Withdrawals from trust instruments supported by funding obligations	(253.1)	(651.5)	(182.7)
Change in collateral related to securities lending program	(19.6)	(91.6)	(113.5)
Dividends paid to shareholders	(15.4)	(13.4)	—
Exercise of options	44.8	8.6	4.3
Proceeds from excess tax benefits related to share-based payments	6.0	—	—
Treasury stock purchased at cost	(200.2)	—	—

Net cash used in financing activities	(468.5)	(749.6)	(475.3)

Net change in cash and cash equivalents	(328.8)	215.0	(291.6)
Cash and cash equivalents, beginning of year	701.5	486.5	778.1

Cash and cash equivalents, end of year	$372.7	$701.5	$486.5

Supplemental Cash Flow Information
Interest payments	$40.6	$40.6	$40.6
Income tax net (refunds) payments	$(14.0)	$17.2	$(0.3)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”), Citizens Insurance Company of America (“Citizens”), First Allmerica Financial Life Insurance Company (“FAFLIC”), and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments as discussed in Note 16. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) through December 30, 2005. As further described in Note 2 - Sale of Variable Life Insurance and Annuity Business, on December 30, 2005, the Company sold, as part of a stock purchase agreement, its run-off variable life insurance and annuity business. In December 2005, the Company restated its results of operations for periods prior to then to reflect AFLIAC’s variable life insurance and annuity business as a discontinued operation.

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

Realized investment gains and losses, other than those related to separate accounts for which the Company does not bear the investment risk and that meet the conditions for separate account reporting under Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), are reported as a component of revenues based upon specific identification of the investment assets sold. When an other-than-temporary decline in value of a specific investment is deemed to have occurred, the Company reduces the cost basis of the investment to fair value. This reduction is permanent and is recognized as a realized investment loss. Changes in the reserves for mortgage loans are included in realized investment gains or losses. Realized investment gains and losses related to separate accounts that meet the conditions for separate account reporting under SOP 03-1 accrue to the contractholder. Effective December 30, 2005, as discussed further in Note 2 – Sale of Variable Life Insurance and Annuity Business, the Company has either sold or coinsured all of its SOP 03-1 liabilities.

D. Financial Instruments

In the normal course of business, the Company may enter into transactions involving various types of financial instruments, including debt, investments such as fixed maturities, mortgage loans and equity securities, investment and loan commitments, swap contracts, option contracts and futures contracts. These instruments involve credit risk and are also subject to risk of loss due to interest rate and foreign currency fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

E. Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), or (4) “held for trading”. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (i.e., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivatives that are highly effective and that are designated and qualify as foreign currency hedges are recorded in either current period earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. Lastly, changes in the fair value of derivative trading instruments are reported in current period earnings.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item, including forecasted transactions, (2) the derivative expires or is sold, terminated or exercised, (3) the derivative is no longer designated as a hedge instrument because it is unlikely that a forecasted transaction will occur, or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

DAC for each property and casualty line of business and life product is reviewed to determine if it is recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered. The amount of DAC considered recoverable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised.

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

The Company has performed its annual review of goodwill for impairment in the fourth quarters of 2006, 2005 and 2004 with no impairments recognized. On August 31, 2006, the Company sold all of its outstanding shares of Financial Profiles, Inc, a wholly-owned subsidiary. Included in the carrying value of Financial Profiles, Inc. was $6.8 million of historical goodwill. The Company’s goodwill was reduced by this amount as a result of the sales transaction.

K. Separate Accounts

Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable annuity and variable life insurance contractholders and certain pension funds. Assets consist principally of mutual funds, bonds, common stocks and short-term obligations at market value. The investment income and gains and losses of these accounts generally accrue to the contractholders and, therefore, are not included in the Company’s net income. On December 30, 2005 the Company has either sold or coinsured substantially all of the business related to its separate accounts (see Note 2 – Sale of Variable Life Insurance and Annuity Business). Accordingly, in 2006, there is no material effect on the Company’s net income associated with these contracts. However, prior to December 30, 2005 the Company’s net income reflects fees assessed on fund values of these contracts.

L. Policy Liabilities and Accruals

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

Contractholder deposit funds and other policy liabilities include investment-related products such as group retirement purchased annuities, guaranteed investment contracts (“GIC”), and immediate participation guarantee funds and consist of deposits received from customers and investment earnings on their fund balances.

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

M. Junior Subordinated Debentures

The Company has established a business trust, AFC Capital Trust I, for the sole purpose of issuing mandatorily redeemable preferred securities to investors. Through AFC Capital Trust I, the Company issued $300.0 million of Series B Capital Securities, which are registered under the Securities Act of 1933, the proceeds of which were used to purchase related junior subordinated debentures from the holding company. In addition, the Company issued $9.3 million of junior subordinated debentures to purchase all of the common stock of AFC Capital Trust I. Through certain guarantees, these subordinated debentures and the terms of related agreements, the Company has irrevocably and unconditionally guaranteed the obligations of AFC Capital Trust I.

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

In 2004, the Company determined that the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, which was subsequently revised by the December 2003 issuance of Interpretation No. 46 (“FIN 46(R)”) applied to the trust that issued these securities. As a result, the Company deconsolidated the trust for financial reporting purposes. The debt issued by the Company to the trust, previously eliminated in the consolidation of financial results, is included in long-term debt, in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement No. 150”) (see also Note 9 – Debt). The net effect of deconsolidating the trust was to increase the Company’s consolidated assets and liabilities by $9.3 million, which represents the Company’s equity interest in the trust.

N. Premium, Fee Revenue and Related Expenses

Property and casualty insurance premiums are recognized as revenue over the related contract periods. Premiums for individual life insurance and individual and group annuity products, excluding universal life and investment-related products, are considered revenue when due. Benefits, losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses, the provision for future benefits and amortization of deferred policy acquisition costs. Revenues for investment-related products consist of net investment income and contract charges assessed against the fund values. Related benefit expenses include annuity benefit claims for guaranteed minimum death benefits in excess of contract values, and net investment income credited to the fund values after deduction for investment and risk charges. Certain policy charges such as enhanced crediting rates or bonus payments that represent compensation for services to be provided in future periods were classified as deferred sales inducements and amortized over the period benefited using the same assumptions used to amortize DAC. These deferred policy charges were permanently impaired upon the 2005 disposal of the Company’s variable life insurance and annuity business and are reflected in the Consolidated Statement of Income for the year ended December 31, 2005 as a component of the loss on disposal of variable life insurance and annuity business.

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

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement No. 109”). These differences result primarily from tax credit carryforwards, loss and LAE reserves, policy reserves, capital loss carryforwards, policy acquisition expenses and employee benefit plans. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

P. New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“Statement No. 159”). Statement No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Statement No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company is currently assessing the effect of adopting Statement No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement No. 158”). This statement requires an employer to recognize the funded status of its benefit plans in its statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which they occur. The funded status of the plans should be measured as the difference between the fair value of plan assets and the benefit obligation. This statement also requires the recognition, as a component of other comprehensive income, net of taxes, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost pursuant to Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“Statement No. 87”) or Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“Statement No. 106”). Amounts recognized in accumulated other comprehensive income shall continue to be subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization requirements of Statement No. 87 and Statement No. 106. In addition, the statement requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. The statement also provides for enhanced disclosures which include, among other items, the estimated amount of actuarial gains or losses, prior services costs or credits, and transition assets or obligations that are included in accumulated other comprehensive income to be recognized as components of net periodic benefit cost in the next fiscal year. The effective date for a company to recognize the funded status of its plans and the related disclosure requirements is as of the end of its fiscal year ending after December 15, 2006. Retrospective application of this statement is not permitted. The effective date for changing a company’s measurement date for plan assets and benefit obligations to coincide with the date of its statement of financial position will be for fiscal years ending after December 15, 2008. The Company currently measures its funded status as of December 31. THG adopted Statement No. 158 effective December 31, 2006. See Note 11 – Pension Plans and Note 12 – Other Postretirement Benefit Plans. The impact of adopting Statement No. 158 was not material to the Company’s results of operations or financial position as of December 31, 2006.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will result in an increase to shareholders’ equity of approximately $8 to $14 million as of January 1, 2007.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140 (“Statement No. 156”). Statement No. 156 amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“Statement No. 140”) to require, among other things, that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. It also permits an entity to choose a method for the subsequent measurement of separately recognized servicing assets and liabilities, either the amortization method or the fair value measurement method. The statement is effective as of the beginning of fiscal years that begin after September 15, 2006. The Company adopted Statement No. 156 effective January 1, 2007 with no material impact on its results of operations or financial position.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“Statement No. 155”). This Statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement No. 133”), and Statement No. 140. Statement No. 155, among other things, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, adds clarity regarding interest-only strips and principal-only strips that are not subject to the requirements of Statement No. 133, and requires companies to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative that requires bifurcation. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Since early adoption was permitted, the Company adopted Statement No. 155 on January 1, 2006 with no material impact to its results of operations or financial position.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance companies for deferred acquisition costs on internal replacements of insurance and investment contracts other than those described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. This statement is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1, effective January 1, 2007, is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement No. 154”). Statement No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB Opinion No. 20”) and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement establishes, unless impracticable, retrospective application as the required method for all voluntary changes in accounting principle in the absence of specific transition provisions for the newly adopted accounting principle. Statement No. 154 requires companies to retrospectively apply the effect of the change to all prior periods practicable, and the financial statements for all periods presented shall be adjusted to reflect the change. Similarly, an error in the financial statements of a prior period that is discovered subsequent to their issuance shall be reported as a prior-period adjustment, and the financial statements for each period presented shall be adjusted to reflect the correction. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and the necessary disclosures once that determination has been made. Additionally, changes in methods of depreciation, amortization or depletion of long-lived, non-financial assets must be accounted for as a change in accounting estimate. The statement also requires certain disclosures in the period in which a change in accounting principle or correction of an error is made. Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”). This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Statement No. 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The Company adopted Statement No. 123(R) effective January 1, 2006 using the modified prospective transition method. Prior to the adoption of Statement No. 123(R), the Company accounted for its stock-based compensation in accordance with APB Opinion No. 25; therefore, the Company had not previously recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. Upon adoption of Statement No. 123(R), the Company began recognizing expense related to employee stock options and modified its expense calculation associated with restricted shares and restricted share units (see Note 13 – Stock-Based Compensation Plans). The cumulative effect adjustment of adopting Statement No. 123(R), net of tax, was a benefit of $0.6 million. In the fourth quarter 2006, the Company elected to adopt the alternate transition method described in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards, for the purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement No. 123(R). Electing the alternative method constitutes a change in accounting principle which requires retrospective application to the 2006 quarterly Consolidated Statements of Cash Flows. There was no impact to the Company’s results of operations or financial position as a result of electing the alternative method.

In July 2003, the AICPA issued SOP 03-1, which is applicable to all insurance enterprises as defined by Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises. This statement provides guidance regarding accounting and disclosures of separate account assets and liabilities and an insurance company’s interest in such separate accounts. It further provides for the accounting and disclosures related to contractholder transfers to separate accounts from a company’s general account and the determination of the balance that accrues to the benefit of the contractholder. In addition, SOP 03-1 provides guidance for determining any additional liabilities for guaranteed minimum death benefits or other insurance benefit features, potential benefits available only on annuitization and liabilities related to sales inducements, such as immediate bonus payments, persistency bonuses, and enhanced crediting rates or “bonus interest” rates, as well as the required disclosures related to these items. This statement was effective for fiscal years beginning after December 15, 2003. The determination of the GMDB reserve under SOP 03-1 is complex and required various assumptions, including, among other items, estimates of future market returns and expected contract persistency. Upon adoption of this statement in the first quarter of 2004, the Company recorded a $57.2 million charge, net of taxes. This charge was reported as a cumulative effect of a change in accounting principle in the Consolidated Statements of Income. See also Note 4 – Adoption of Statement of Position 03-1 – Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.

Q. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2006, 2005 and 2004 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options and nonvested stock grants. If the effect of such stock options and grants are antidilutive, the weighted average shares outstanding used to calculate diluted EPS equal those used to the calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

R. Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement No. 123(R) which requires the Company to recognize the fair value of compensation costs for all share-based payments, including employee stock options, in the financial statements. The Company adopted Statement No. 123(R) using the modified prospective transition method. Under this method, the Company will not restate its prior financial statements, but will recognize compensation cost for all share-based awards granted, modified or settled after January 1, 2006, as well as any awards that were granted prior to January 1, 2006 for which the requisite service period had not been provided as of the implementation date, i.e., unvested awards. Unvested awards are expensed consistent with the valuation used in previous disclosures of the pro-forma effect of Statement No. 123. The cumulative effect adjustment recognized in the first quarter of 2006 relating to the adoption of Statement No. 123(R), was a benefit of $0.6 million, net of tax. Prior to January 1, 2006, the Company applied the provisions of APB Opinion No. 25 in accounting for its stock-based compensation plans. Under APB Opinion No. 25, the Company did not recognize compensation expense related to employee stock options because the exercise price of its options equaled the fair market value of the underlying stock on the date of grant. The Company’s stock-based compensation plans are discussed further in Note 13 – Stock-Based Compensation Plans.

The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based compensation in 2005 and 2004:

FOR THE YEARS ENDED DECEMBER 31	2005	2004
(In millions, except per share data)
Net (loss) income, as reported	$(325.2)	$125.3
Stock-based compensation expense included in reported net (loss) income, net of taxes	2.6	1.1
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(10.3)	(10.8)

Net (loss) income, after effect of Statement No. 123	$(332.9)	$115.6

Earnings per share:
Basic - as reported	$(6.08)	$2.36

Basic - after effect of Statement No. 123	$(6.22)	$2.17

Diluted - as reported	$(6.02)	$2.34

Diluted - after effect of Statement No. 123	$(6.19)	$2.16

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

Total proceeds from the sale were $318.8 million, comprised of $284.0 million of proceeds from the sale of AFLIAC, $26.2 million from the sale of AFIMS and $8.6 million from the ceding commission related to the FAFLIC variable business. Included in the proceeds from the sale of AFLIAC is $46.7 million that was deferred as part of the agreement. On December 30, 2006, the Company received $23.3 million which represented 50% of the deferred balance. The remaining deferred balance will be received in equal installments in 2007 and 2008.

In connection with the sale, the Massachusetts Division of Insurance approved a cash dividend of $48.6 million from FAFLIC, including the $8.6 million ceding commission received related to the reinsurance of 100% of the variable business of FAFLIC, and for the distribution of other non-insurance subsidiaries, from which the holding company received $15.4 million of additional funds. These funds were paid to the holding company in 2006.

The Company and Goldman Sachs have made various representations, warranties and covenants in connection with the transaction. The Company has agreed to indemnify Goldman Sachs for the breaches of the Company’s representations, warranties and covenants. THG has also agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business that was sold.

The Company accounted for the disposal of AFLIAC as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”). As such, the Company recognized a loss of $444.4 million related to this transaction in 2005, primarily from the disposition of AFLIAC, whose book value was greater than the proceeds received, including costs to sell. This loss is presented in the Consolidated Statements of Income as Loss on Disposal of Variable Life Insurance and Annuity Business, a component of discontinued operations. The Company incurred $29.8 million of additional costs in 2006 related to additional contractual indemnifications, severance expenses and transition services and conversion costs. The following table summarizes the components of the loss on the disposal of variable life insurance and annuity business as of December 31, 2006 and 2005.

FOR THE YEARS ENDED DECEMBER 31,	2006	2005
(In millions)
Proceeds from Goldman Sachs	$—	$318.8	(1)
Less:
Carrying value of AFLIAC	—	(719.3	)(2)
Hedge results	—	(27.9	)(3)
Provision for certain legal indemnities	(15.0)	(13.0	)(4)
Estimated transaction costs	—	(10.5	)(5)
Deferred gain on FAFLIC coinsurance	—	(8.6	)(6)
THG tax benefit	—	10.0	(7)
Realized gain on securities related to AFLIAC	—	6.1
Transition services and conversion costs	(3.9)	—
Severance and retention costs	(5.5)	—
Litigation and other expenses	(5.4)	—

Net loss	$(29.8)	$(444.4)

(1)

Total proceeds from Goldman Sachs was based on the purchase price calculated as of the December 30, 2005 closing and were subject to adjustment based on the purchaser’s review of the final purchase price calculation. Proceeds include deferred payments of $46.7 million to be received over three years. The Company received $23.3 million of this deferred balance on December 30, 2006.

(2)	Shareholder’s equity of the AFLIAC variable life insurance and annuity business at December 30, 2005, prior to the impact of the sale transaction.

(3)	A hedging program was implemented on August 23, 2005 to reduce the volatility in the sales price calculation from effects of equity market movements through the date of the closing.

(4)

Liability for certain contractual indemnities of AFLIAC provided under the stock purchase agreement to Goldman Sachs recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN45”).

(5)	Transaction costs include investment banker, legal, vendor contract licensing and other professional fees.

(6)

Included in the proceeds from Goldman Sachs is the FAFLIC variable business coinsurance ceding commission of $8.6 million. This gain was deferred and is being amortized over the remaining life of the policies in accordance with Statement No. 113.

(7)	At December 31, 2005, THG holding company recognized a tax benefit primarily due to realized losses generated by the AFLIAC sale.

In 2006, THG incurred additional costs associated with the sale of $29.8 million, net of tax. Included in this charge was an additional $15.0 million provision related to the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under

FIN 45. This additional provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others for a subset of the Company’s former variable annuity business. This estimate is based on, among other things, the Company’s review of affected policies, mathematical extrapolations derived from such review, and management’s preliminary view of possible settlement ranges with the Internal Revenue Service and affected policyholders. The Company regularly reviews and updates its FIN 45 liability for legal and regulatory matter indemnities, including with respect to this matter. Although the Company believes its current estimate for its FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period they are determined.

Also included in the loss for 2006 was $14.8 million of costs primarily related to after-tax net costs related to employee severance costs, net costs of transition services, operations conversion expenses and other litigation matters. The Company provided transition services to Goldman Sachs from the December 30, 2005 closing through December 31, 2006. These services included policy and claims processing, accounting and reporting, and other administrative services. During 2006, the Company earned pre-tax revenues of $16.5 million and incurred pre-tax costs of $32.8 million relating to transition services. These transition services were substantially completed as of December 31, 2006.

The Company reclassified the 2005 and 2004 results of operations related to this business from its operations, including the related tax effect, to discontinued operations in accordance with Statement No. 144. These results are reflected in the Consolidated Statements of Income as Income from Operations of Discontinued Variable Life Insurance and Annuity Business. Total revenues and results from the variable life insurance and annuity business previously included in the Life Companies segment (see Note 16 for a description of the Company’s Operating Segments), now reported in discontinued operations are as follows:

FOR THE YEARS ENDED DECEMBER 31	2005	2004
(In millions)
Total revenues	$343.5	$394.0
Income before federal income taxes	34.4	42.2

As of December 31, 2006 and 2005, there was a net receivable from Goldman Sachs of approximately $32 million and $75 million, respectively, associated with the transaction.

3. SIGNIFICANT TRANSACTIONS

On August 31, 2006, the Company sold all of the outstanding shares of Financial Profiles, Inc., a wholly-owned subsidiary, to Emerging Information Systems Incorporated. Financial Profiles, Inc. was originally acquired by the Company in 1998 in connection with the Company’s then ongoing life insurance and annuity operations. The Company received pre-tax proceeds of $21.5 million from the transaction and recognized an after-tax gain of $7.8 million.

On December 28, 2005, the Company’s Board of Directors authorized a share repurchase program of up to $200 million. As of May 3, 2006, the Company had repurchased 4.0 million shares under this program at an aggregate cost of $200 million.

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

Guaranteed Minimum Death Benefits

The Company issued variable annuity contracts with a GMDB feature. The GMDB feature provided annuity contractholders with a guarantee that the benefit received at death would be no less than a prescribed minimum amount. This amount is based on either the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. If the GMDB was higher than the current account value at the time of death, the Company incurred a cost equal to the difference.

The following table summarizes the change in the liability for GMDB contracts reflected in the general account.

FOR THE YEAR ENDED DECEMBER 31	2005
(In millions)
Beginning balance	$74.6
Provision for GMDB	37.9
Claims, net of reinsurance	(2.2)
GMDB reinsurance premium	(58.2)
GMDB reserve adjustment (1).	(52.1)

Ending balance	$—

(1)	GMDB reserves were adjusted by $52.1 million in 2005 as a result of the elimination of future GMDB claims due to the sale of the Company’s variable life insurance and annuity business.

Sales Inducements

The Company’s variable annuity product offerings included contracts that offered enhanced crediting rates or bonus payments. These enhanced rates were considered sales inducements under SOP 03-1. As such, the balance of sales inducement assets was required to be reclassified from DAC to other assets upon adoption of SOP 03-1 and amortization of these sales inducements over the life of the contract was required to be reflected as a policy benefit. Amortization of these contracts was required to be computed using the same methodology and assumptions used in amortizing DAC and deferred sales inducements. Amortization of sales inducements recognized in 2005 prior to the disposal of the variable life insurance and annuity business was $11.6 million. In connection with the aforementioned disposal of the variable life insurance and annuity business, the Company expensed the $61.3 million balance of its deferred sales inducements.

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

FAFLIC had the following variable annuities with guaranteed minimum returns:

December 31	2006	2005
Account value (in millions)	$3.5	$5.3
Range of guaranteed minimum return rates	3.0 – 6.5%	3.0 – 6.5%

These contracts with guaranteed minimum returns were invested in variable separate accounts consisting primarily of fixed maturity securities of $4.7 million and $6.4 million as of December 31, 2006 and 2005, respectively. This business was 100% reinsured by AFLIAC on December 30, 2005, in conjunction with the sale of AFLIAC to Goldman Sachs.

5. INVESTMENTS

A. Fixed Maturities and Equity Securities

The Company accounts for its investments in fixed maturities and equity securities, all of which are classified as available-for-sale, in accordance with the provisions of Statement No. 115.

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

DECEMBER 31	2006
(In millions)
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$579.3	$0.5	$7.3	$572.5
States and political subdivisions	752.0	13.0	3.6	761.4
Foreign governments	4.4	—	—	4.4
Corporate fixed maturities	2,728.1	36.9	39.0	2,726.0
Mortgage-backed securities	1,579.4	5.3	20.0	1,564.7

Total fixed maturities	$5,643.2	$55.7	$69.9	$5,629.0

Equity securities	$11.6	$5.6	$—	$17.2

DECEMBER 31	2005
(In millions)
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$587.1	$0.9	$8.7	$579.3
States and political subdivisions	823.6	33.7	3.4	853.9
Foreign governments	4.4	—	—	4.4
Corporate fixed maturities	2,845.4	53.4	41.7	2,857.1
Mortgage-backed securities	1,425.4	8.7	20.6	1,413.5

Total fixed maturities	$5,685.9	$96.7	$74.4	$5,708.2

Equity securities	$13.0	$5.1	$0.1	$18.0

(1)	Amortized cost for fixed maturities and cost for equity securities.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties were fully collateralized by cash and had a fair value of $167.0 million and $186.7 million, at December 31, 2006 and 2005, respectively. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

Fixed maturities with an amortized cost of $79.3 million and $80.7 million were on deposit with various state and governmental authorities at December 31, 2006 and 2005, respectively. Fair values related to these securities were $79.8 million and $81.7 million at December 31, 2006 and 2005, respectively.

The Company enters into various reinsurance, derivative and other arrangements that may require fixed maturities to be held as collateral by others. At December 31, 2006 and 2005, the Company had fixed maturities that were held as collateral related to these arrangements with a fair value of $73.3 million and $220.3 million, respectively.

There were no contractual investment commitments at December 31, 2006.

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

DECEMBER 31	2006
(In millions)
	Amortized Cost	Fair Value
Due in one year or less	$188.2	$185.1
Due after one year through five years	1,424.0	1,423.1
Due after five years through ten years	1,978.3	1,968.3
Due after ten years	2,052.7	2,052.5

Total	$5,643.2	$5,629.0

B. Mortgage Loans

The Company’s mortgage loans are diversified by property type and location. Mortgage loans are collateralized by the related properties and generally do not exceed 75% of the property’s value at the time of origination. No mortgage loans were originated during 2006 and 2005. The carrying values of mortgage loans, net of applicable reserves, were $57.1 million and $99.6 million at December 31, 2006 and 2005, respectively. Mortgage loans investment valuation allowances of $1.0 million at December 31, 2006 and 2005 have been deducted in arriving at investment carrying values as presented in the Consolidated Balance Sheets.

There were no contractual commitments to extend credit under commercial mortgage loan agreements at December 31, 2006.

Mortgage loan investments comprised the following property types and geographic regions:

DECEMBER 31	2006	2005
(In millions)
Property Type:
Office building	$30.9	$45.2
Industrial / warehouse	14.0	23.8
Retail	13.2	25.4
Residential	—	6.2
Valuation allowances	(1.0)	(1.0)

Total	$57.1	$99.6

Geographic Region:
South Atlantic	$24.6	$30.1
Pacific	13.8	31.6
New England	7.7	8.0
East North Central	6.5	24.4
West North Central	3.4	3.7
Other	2.1	2.8
Valuation allowances	(1.0)	(1.0)

Total	$57.1	$99.6

At December 31, 2006, scheduled mortgage loan maturities were as follows: 2007 - $1.4 million; 2008 - $2.5 million; 2009 - $4.6 million; 2010 - $31.1 million; 2011 - $0.5 million and $17.0 million thereafter. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. During 2006, the Company did not refinance any mortgage loans based on terms that differed from current market rates.

There were no impaired loans or related reserves as of December 31, 2006 and 2005. There was no interest income received in 2006 and 2005 related to impaired loans.

C. Derivative Instruments

The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by foreign currency, equity market and interest rate volatility.

As a result of the Company’s issuance of trust instruments supported by funding obligations denominated in foreign currencies, as well as its investment in securities denominated in foreign currencies, the Company’s operating results have been or are currently exposed to changes in exchange rates between the U.S. dollar, the Japanese Yen and the British Pound. The Company uses foreign currency exchange swaps to mitigate the short-term effect of changes in currency exchange rates and to manage the risk of cash flow variability. Until August 22, 2005, the Company was also exposed to changes in the equity market due to increases in GMDB reserves that resulted from declines in the equity market. The Company used exchange traded equity market futures contracts to reduce the volatility in statutory capital reserves from the effects of the equity market movements. Finally, for the period between August 22, 2005 and December 30, 2005, related to the Company’s sale of its variable life insurance and annuity business, the Company was exposed to changes in the surplus value of AFLIAC which was driven by a combination of equity market and interest rate movements. To economically hedge against fluctuations in the purchase price of the variable life insurance and annuity business, the Company used exchange traded futures contracts, interest rate swap contracts and strike price call options.

By using derivative instruments, the Company is exposed to credit risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain (including any accrued receivable) in a derivative. The Company regularly assesses the financial strength of the counterparties and generally has entered into derivative instruments with counterparties rated “A” or better by nationally recognized rating agencies. Depending on the nature of the derivative transaction, the Company maintains bilateral Collateral Standardized Arrangements (“CSA”) with each counterparty. In general, the CSA sets a minimum threshold of exposure that must be collateralized, although thresholds may vary by CSA. The Company’s counterparties held collateral, in the form of fixed maturities, with a fair value of $17.5 million and $129.7 million at December 31, 2006 and 2005, respectively.

Management monitors the Company’s derivative activities by reviewing portfolio activities and risk levels. Management also oversees all derivative transactions to ensure that the types of transactions entered into and the results obtained from those transactions are consistent with both the Company’s risk management strategy and with Company policies and procedures.

D. Fair Value Hedges

In 2005, the Company entered into exchange traded equity futures contracts to hedge the embedded gains on certain bonds identified to be liquidated to settle the maturity of a particular long-term funding agreement. The Company recognized net gains of $2.2 million for the year ended December 31, 2005, reported in net realized investment (losses) gains in the Consolidated Statements of Income. These derivative instruments were determined to be effective hedges in accordance with Statement No. 133. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The Company had no fair value hedges in 2006 or 2004.

E. Cash Flow Hedges

The Company enters into compound foreign currency/interest rate swap contracts to hedge foreign currency and interest rate exposure on specific trust instruments supported by funding obligations. Under the swap contracts, the Company agrees to exchange interest and principal related to trust obligations payable in foreign currencies, at current exchange rates, for the equivalent payment in U.S. dollars translated at a specific currency exchange rate. Additionally, the Company used foreign exchange futures contracts to hedge foreign currency exposure on specific trust instruments supported by funding obligations and the Company had the right to purchase the hedged currency on foreign exchange futures contracts, at a fixed strike price in U.S. dollars.

The Company recognized no gains or losses related to ineffective cash flow hedges in 2006, 2005 and 2004. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

As of December 31, 2006, $5.0 million of deferred gains on derivative instruments accumulated in other comprehensive income could be recognized in earnings during the next twelve months depending on the forward interest rate and currency rate environment. Transactions and events that are expected to occur over the next twelve months and will necessitate reclassifying to earnings these derivatives gains include: the interest payments (receipts) on foreign denominated trust instruments supported by funding obligations; the possible repurchase of other funding agreements; and the anticipated reinvestment of fixed maturities. The maximum term over which the Company is hedging its exposure to the variability of future cash flows, for all forecasted transactions, excluding interest payments on variable-rate funding agreements, is twelve months.

F. Trading Activities

The Company holds an equity-linked swap contract which is an economic hedge but does not qualify for hedge accounting under Statement No. 133. The swap is linked to a specific equity-linked liability on the balance sheet. Under the equity-linked swap contract, the Company agrees to exchange, at specific intervals, the difference between fixed and floating rate interest amounts calculated on an agreed upon notional amount. The final payment at maturity will include the appreciation, if any, of a basket of specific equity indices.

On August 23, 2005, the Company implemented a derivative program designed to economically hedge against fluctuations in the purchase price of the variable life insurance and annuity businesses. The purchase price was determined at the time of closing and was subject to changes in interest rate, equity market, implied equity market volatility and surrender activity. The derivatives were terminated concurrent with the sale closing on December 30, 2005. The derivatives in this program included exchange traded futures contracts, interest rate swap contracts and strike price call options. (See Life Companies – Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 48 of this Form 10-K). The hedges did not qualify for hedge accounting under Statement No. 133.

In 2003, the Company began using exchange traded equity futures contracts to economically hedge increased GMDB reserves which could arise from declines in the equity market. In response to entering into the stock purchase agreement to sell the variable life insurance and annuity business, the Company discontinued this program on August 22, 2005. The GMDB hedges did not qualify for hedge accounting under Statement No. 133.

During 2006, the Company recognized net gains of $0.2 million on trading derivatives. In 2005 and 2004, the Company recognized net losses of $50.3 million and $18.3 million, respectively, on trading derivatives. The net gain in 2006 included $0.8 million of net gains representing the ineffectiveness on the equity-linked swap contract, which was recorded in fees and other income in the Consolidated Statements of Income. The gain was partially offset by a $0.6 million net loss related to embedded derivatives on equity-linked trust instruments supported by funding obligations, which was reported in other operating expenses in the Consolidated Statements of Income. The net loss recognized in 2005 included $27.9 million in losses related to the derivatives used to economically hedge the purchase price and were reflected in loss on disposal of variable life insurance and annuity business in the Consolidated Statements of Income. Additionally, the net loss in 2005 included $19.6 million of net losses representing the ineffectiveness on equity-linked swap contracts, which were recorded in fees and other income in the Consolidated Statements of Income. Further, the 2005 net loss also included a $2.3 million loss related to embedded derivatives on equity-linked trust instruments supported by funding obligations, which was reported in other operating expenses in the Consolidated Statements of Income. Finally, the 2005 net loss included $0.5 million in losses recorded within income from operations of discontinued business in the Consolidated Statements of Income related to the GMDB hedges. The net loss recognized in 2004 included $25.1 million in losses recorded within income from operations of discontinued business in the Consolidated Statements of Income related to the GMDB hedges. Additionally, the net loss in 2004 included $7.4 million of net gains representing the ineffectiveness on equity-linked swap contracts, which were recorded in fees and other income in the Consolidated Statements of Income. Further, the 2004 net loss also included a $0.6 million loss related to embedded derivatives on equity-linked trust instruments supported by funding obligations, which was reported in other operating expenses in the Consolidated Statements of Income.

G. Unrealized Gains and Losses

Unrealized gains and losses on available-for-sale, other securities and derivative instruments are summarized as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2006	Fixed Maturities (1)	Equity Securities And Other (2)	Total
Net appreciation, beginning of year	$6.1	$3.8	$9.9
Net (depreciation) appreciation on available- for-sale securities and derivative instruments	(35.4)	3.8	(31.6)
Net appreciation from the effect on deferred policy acquisition costs and on policy liabilities	8.1	—	8.1
Benefit (provision) for deferred federal income taxes	5.9	(1.3)	4.6

	(21.4)	2.5	(18.9)

Net (depreciation) appreciation, end of year	$(15.3)	$6.3	$(9.0)

FOR THE YEARS ENDED DECEMBER 31
(In millions)
	Fixed Maturities (1)	Equity Securities And Other (2)	Total
2005
Net appreciation, beginning of year	$84.9	$2.2	$87.1
Net (depreciation) appreciation on available-for- sale securities and derivative instruments	(171.4)	2.5	(168.9)
Net appreciation from the effect on deferred policy acquisition costs and on policy liabilities	50.2	—	50.2
Benefit (provision) for deferred federal income taxes	42.4	(0.9)	41.5

	(78.8)	1.6	(77.2)

Net appreciation, end of year	$6.1	$3.8	$9.9

2004
Net appreciation, beginning of year	$86.4	$3.0	$89.4
Net depreciation on available-for-sale securities and derivative instruments	(8.3)	(1.2)	(9.5)
Net appreciation from the effect on deferred policy acquisition costs and on policy liabilities	5.9	—	5.9
Benefit for deferred federal income taxes	0.9	0.4	1.3

	(1.5)	(0.8)	(2.3)

Net appreciation, end of year	$84.9	$2.2	$87.1

(1)

Fixed maturities include after-tax net appreciation on derivative instruments of $0.7 million, $49.6 million and $20.0 million in 2006, 2005 and 2004, respectively. Balances at December 31, 2006, 2005 and 2004 include after-tax net depreciation from derivative instruments of $0.2 million, $0.9 million and $50.5 million, respectively.

(2)	Equity securities and other at December 31, 2006, 2005 and 2004 include after-tax net appreciation on other assets of $2.1 million, $0.6 million and $1.1 million, respectively.

H. Securities in a Continuous Unrealized Loss Position

The following table provides information about the Company’s fixed maturities and equity securities that have been continuously in an unrealized loss position at December 31, 2006 and 2005:

DECEMBER 31	2006		2005
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities (1):
12 months or less	$13.2	$1,322.1	$38.7	$2,335.7
Greater than 12 months	55.4	2,089.5	26.7	595.8

Total investment grade fixed maturities	68.6	3,411.6	65.4	2,931.5

Below investment grade fixed maturities (2):
12 months or less	1.3	68.3	9.0	171.3
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities	1.3	68.3	9.0	171.3

Equity securities	—	—	0.1	1.4

Total fixed maturities and equity securities	$69.9	$3,479.9	$74.5	$3,104.2

(1)

Includes gross unrealized losses for investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states, and political subdivisions of $10.9 million and $12.1 million at December 31, 2006 and 2005, respectively.

(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s, or Moody’s at December 31, 2006 and 2005.

The Company employs a systematic methodology to evaluate declines in fair values below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, the Company evaluates the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. The Company applies these factors to all securities. As a result of this review, the Company has concluded that the gross unrealized losses of fixed maturities and equity securities at December 31, 2006 are temporary.

I. Variable Interest Entity

The Company holds a significant variable interest in a limited partnership. In 1997, the Company invested in the McDonald Corporate Tax Credit Fund - 1996 Limited Partnership, which was organized to invest in low income housing projects which qualify for tax credits under the Internal Revenue Code. The Company’s investment in this limited partnership, which represents approximately 36% of the partnership, is not a controlling interest; it entitles the Company to tax credits to be applied against its federal income tax liability in addition to tax losses to offset taxable income. The Company’s maximum exposure to loss on this investment is limited to its carrying value, which was $1.8 million at December 31, 2006.

J. Other

At December 31, 2006, the Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for investments with Federal Home Loan Mortgage Corporation with a fair value of $747.1 million and Federal National Mortgage Association with a fair value of $423.0 million. At December 31, 2005, the Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for investments with Federal Home Loan Mortgage Corporation with a fair value of $729.9 million and Federal National Mortgage Association with a fair value of $436.7 million.

6. INVESTMENT INCOME AND GAINS AND LOSSES

A. Net Investment Income

The components of net investment income were as follows:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Fixed maturities	$297.0	$316.7	$339.6
Equity securities	2.0	1.0	2.1
Mortgage loans	6.8	9.7	12.2
Policy loans	7.6	8.6	9.2
Derivative instruments	(3.0)	(10.8)	(21.3)
Other long-term investments	1.2	—	(3.9)
Short-term investments	15.6	5.3	1.7

Gross investment income	327.2	330.5	339.6
Less investment expenses	(8.3)	(9.1)	(10.3)

Net investment income	$318.9	$321.4	$329.3

The carrying value of fixed maturities on non-accrual status at December 31, 2006 and 2005, as well as the effect that non-accruals had on net investment income, were not material. The carrying value of the Company’s non-income producing fixed maturities was immaterial at December 31, 2006, compared to $1.5 million at December 31, 2005.

There were no mortgage loans which were non-income producing or on non-accrual status at December 31, 2006 and 2005. The payment terms of mortgage loans may from time to time be restructured or modified. There were no restructured mortgage loans at December 31, 2006 and 2005.

B. Net Realized Investment Gains and Losses

Net realized (losses) gains on investments were as follows:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Fixed maturities	$0.7	$22.1	$22.9
Equity securities	1.0	0.2	3.1
Mortgage loans	—	0.5	0.3
Derivative instruments	(0.1)	1.2	(9.7)
Other long-term investments	(5.9)	(0.2)	(0.5)

Net realized investment (losses) gains	$(4.3)	$23.8	$16.1

Included in the net realized investment (losses) gains were other-than-temporary impairments of fixed maturities and other securities totaling $11.3 million, $9.3 million and $6.3 million in 2006, 2005 and 2004, respectively.

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales were as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2006	Proceeds from Voluntary Sales	Gross Gains	Gross Losses
Fixed maturities	$893.9	$31.3	$22.4
Equity securities	$2.6	$1.0	$—

2005
Fixed maturities	$1,213.8	$37.2	$12.7
Equity securities	$0.9	$0.3	$—

2004
Fixed maturities	$724.5	$21.3	$4.3
Equity securities	$6.6	$3.3	$0.1

C. Other Comprehensive Income Reconciliation

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Statements of Comprehensive Income:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Unrealized depreciation on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net of income tax benefit (expense) of $6.7, $60.8 and $(1.1) in 2006, 2005 and 2004	$(22.8)	$(112.8)	$1.9
Less: reclassification adjustment for (losses) gains included in net income, net of income tax benefit (expense) of $1.7, ($7.4) and ($13.1) in 2006, 2005 and 2004	(3.2)	14.0	24.2

Total available-for-sale securities	(19.6)	(126.8)	(22.3)

Unrealized appreciation on derivative instruments:
Unrealized holding gains (losses) arising during period, net of income tax (expense) benefit of $(8.5), $21.4 and $(11.7) in 2006, 2005 and 2004	15.7	(39.8)	21.9
Less: reclassification adjustment for gains (losses) included in net income, net of income tax (expense) benefit of $(8.1), $48.1 and $(1.0) in 2006, 2005 and 2004	15.0	(89.4)	1.9

Total derivative instruments	0.7	49.6	20.0

Other comprehensive loss	$(18.9)	$(77.2)	$(2.3)

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

Equity Securities

Fair values are based on quoted market prices.

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

The estimated fair values of the financial instruments were as follows:

DECEMBER 31	2006		2005
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$372.7	$372.7	$701.5	$701.5
Fixed maturities	5,629.0	5,629.0	5,708.2	5,708.2
Equity securities	17.2	17.2	18.0	18.0
Mortgage loans	57.1	60.7	99.6	109.0
Policy loans	125.7	125.7	139.9	139.9
Derivative instruments	5.0	5.0	3.5	3.5

	$6,206.7	$6,210.3	$6,670.7	$6,680.1

Financial Liabilities
Guaranteed investment contracts	$—	$—	$30.3	$30.5
Derivative instruments	0.5	0.5	24.0	24.0
Supplemental contracts without life contingencies	15.4	15.4	20.6	20.6
Dividend accumulations	83.8	83.8	85.1	85.1
Other individual contract deposit funds	11.1	11.1	11.8	11.8
Other group contract deposit funds	30.5	30.3	35.6	35.1
Individual annuity contracts – general account	86.2	83.5	96.9	93.7
Trust instruments supported by funding obligations	38.5	39.8	294.3	297.3
Long-term debt	508.8	549.4	508.8	537.9

	$774.8	$813.8	$1,107.4	$1,136.0

8. CLOSED BLOCK

Summarized financial information of the Closed Block is as follows for the periods indicated:

DECEMBER 31	2006	2005
(In millions)
Assets
Fixed maturities, at fair value (amortized cost of $492.8 and $514.5)	$493.0	$520.7
Mortgage loans	24.0	25.2
Policy loans	125.7	135.8
Cash and cash equivalents	21.9	4.4
Accrued investment income	10.5	11.5
Other assets	7.6	9.5

Total assets	$682.7	$707.1

Liabilities
Policy liabilities and accruals	$686.8	$707.1
Policyholder dividends	22.5	34.4
Other liabilities	2.8	2.2

Total liabilities	$712.1	$743.7

Excess of Closed Block liabilities over assets designated to the Closed Block	$29.4	$36.6
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses (net of deferred federal income tax benefits of $0.8 and $1.8)	(1.4)	(3.4)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$28.0	$33.2

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Revenues
Premiums and other income	$34.8	$36.4	$38.7
Net investment income	39.6	41.5	43.0
Net realized investment gains	(0.6)	5.2	—

Total revenues	73.8	83.1	81.7

Benefits and expenses
Policy benefits	65.8	73.1	68.8
Policy acquisition and other operating expenses	1.2	1.5	1.8

Total benefits and expenses	67.0	74.6	70.6

Contribution from the Closed Block	$6.8	$8.5	$11.1

Cash flows
Cash flows from operating activities:
Contribution from the Closed Block	$6.8	$8.5	$11.1
Adjustment for net realized investment gains	0.6	(5.2)	—
Change in:
Deferred policy acquisition costs	0.7	1.0	1.7
Policy liabilities and accruals	(23.3)	(14.5)	(25.6)
Expenses and taxes payable	(0.9)	(8.3)	(0.3)
Other, net	2.0	0.9	4.3

Net cash used in operating activities	(14.1)	(17.6)	(8.8)

Cash flows from investing activities:
Sales, maturities and repayments of investments	64.0	65.8	67.9
Purchases of investments	(42.5)	(72.5)	(60.1)
Policy loans	10.1	8.6	11.7

Net cash provided by investing activities	31.6	1.9	19.5

Net increase (decrease) in cash and cash equivalents	17.5	(15.7)	10.7
Cash and cash equivalents, beginning of year	4.4	20.1	9.4

Cash and cash equivalents, end of year	$21.9	$4.4	$20.1

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

9. DEBT

Long-term debt as of December 31, 2006 and 2005 consisted of the following:

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

The Company had no commercial paper borrowings as of December 31, 2006 and does not anticipate utilizing commercial paper in 2007.

Interest expense was $40.6 million in 2006, 2005 and 2004, and included interest related to both the Company’s senior debentures and junior subordinated debentures. All interest expense is recorded in other operating expenses.

10. FEDERAL INCOME TAXES

Provisions for federal income taxes have been calculated in accordance with the provisions of Statement No. 109. A summary of the federal income tax expense (benefit) in the Consolidated Statements of Income is shown below:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Federal income tax expense (benefit):
Current	$18.4	$(6.8)	$39.2
Deferred	69.3	1.6	(40.0)

	$87.7	$(5.2)	$(0.8)

The federal income tax expense (benefit) attributable to the consolidated results of operations is different from the amount determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Expected federal income tax expense	$97.8	$24.9	$50.6
Tax-exempt interest	(6.5)	(12.9)	(15.1)
Valuation allowance	4.5	—	—
Prior years’ federal income tax settlement	—	(9.5)	(30.4)
Tax credits	(3.7)	(4.1)	(4.3)
Change in estimates for prior years dividend received deduction	—	(2.3)	—
Changes in other tax estimates	(5.3)	1.9	2.7
Dividend received deduction	(1.5)	(2.1)	(2.3)
Other, net	2.4	(1.1)	(2.0)

Federal income tax expense (benefit)	$87.7	$(5.2)	$(0.8)

Following are the components of the Company’s deferred tax assets and liabilities.

DECEMBER 31	2006	2005
(In millions)
Deferred tax (assets) liabilities
Tax credit carryforwards	$(183.8)	$(184.9)
Insurance reserves	(168.3)	(186.2)
Loss carryforwards	(167.5)	(184.3)
Deferred acquisition costs	73.3	65.6
Employee benefit plans	(71.3)	(102.1)
Investments, net	(24.0)	(24.9)
Software capitalization	21.1	20.2
Discontinued accident and health business	(17.3)	(15.8)
Bad debt reserves	(3.7)	(3.8)
Restructuring reserves	(2.3)	(0.7)
Other, net	(10.6)	(13.7)

	(554.4)	(630.6)
Valuation allowance	169.4	165.3

Deferred tax asset, net	$(385.0)	$(465.3)

Gross deferred income tax assets totaled approximately $1.3 billion and $1.5 billion at December 31, 2006 and 2005, respectively. Gross deferred income tax liabilities totaled approximately $0.9 billion and $1.0 billion at December 31, 2006 and 2005, respectively.

At December 31, 2006, our capital loss carried forward is $478.6 million, including $471.2 million resulting from the sale of our variable life insurance and annuity business. We recorded a valuation allowance of $484.0 million against our gross capital loss carryforwards and unrealized losses associated with our investment portfolio as it is our opinion that it is more likely than not that these deferred tax assets will not be realized. These capital loss carryforwards expire in 2010. The Company believes, based on objective evidence, the remaining deferred tax assets will be realized. In addition, at December 31, 2006, there were available alternative minimum tax credit carryforwards and low income housing credit carryforwards of $123.7 million and $60.1 million, respectively. The alternative minimum tax credit carryforwards have no expiration date and the low income housing credit carryforwards will expire beginning in 2018.

The Company’s federal income tax returns are routinely audited by the IRS, and provisions are made in the financial statements in anticipation of the results of these audits. The IRS has examined the FAFLIC/AFLIAC consolidated group’s federal income tax returns through 2001. The IRS has also examined the former Allmerica Property and Casualty Companies, Inc. (“Allmerica P&C”) consolidated group’s federal income tax returns through 2001. In the Company’s opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised or upon the adoption of FIN 48. Effective January 1, 2007, the Company will adopt FIN 48 as described in Note 1P – New Accounting Pronouncements. The Company will be required to apply the provisions of FIN 48 to all uncertain tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings.

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

Effective December 31, 2006, the Company adopted Statement No. 158. As noted in Note 1P – New Accounting Pronouncements, this statement required the Company to recognize the funded status of its defined benefit plans in its Consolidated Balance Sheet as of December 31, 2006. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation of the Company’s defined benefit plans. Statement No. 158 requires the aggregation of all overfunded plans separately from all underfunded plans. As of December 31, 2006, the Company’s defined benefit plans were all underfunded.

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

Statement No. 158 requires that employers measure the funded status of their plans as of the date of their year-end statement of financial position. The Company has continued to utilize a measurement date of December 31st to determine its benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2006	2005	2004
Discount rate	5.88%	5.50%	5.63%
Cash balance interest crediting rate	5.00%	5.00%	5.00%

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted-average assumptions used to determine net periodic pension costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
Discount rate	5.50%	5.63%	5.88%
Expected return on plan assets	8.25%	8.25%	8.50%
Rate of compensation increase (1)	NA	NA	4.00%
Cash balance allocation (1)	NA	NA	5.50%
Cash balance interest crediting rate	5.00%	5.00%	5.00%

(1)

As a result of the aforementioned decision to freeze the defined benefit plans, pension benefit obligations will not be affected by future compensation increases and there will be no further cash balance allocations.

The expected rate of return was determined by using historical mean returns, adjusted for certain factors believed to have an impact on future returns. Specifically, the Company expects the equity market returns will be in the high single digit range and has adjusted the historical mean return for actively managed stocks downward to reflect this expectation. The adjusted mean returns were weighted to the plan’s actual asset allocation at December 31, 2005, resulting in an expected rate of return on plan assets for 2006 of 8.25%. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plan.

Plan Assets

The Company utilizes a target allocation strategy, focusing on creating a mix of assets to generate growth in equity, as well as managing expenses and contributions. Various factors were taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. Utilizing the Company’s investment strategy, the optimal investment strategy was determined in 2006 to be a target mix of 72% of its plan assets in equity securities and 28% in fixed income securities and money market funds. Beginning in 2007, the Company plans to shift plan assets over the next four years, which will ultimately result in a target mix of 30% in equity securities and 70% in fixed income securities. The target allocations and actual invested asset allocations for 2006 and 2005 for the Company’s plan assets are as follows:

DECEMBER 31	TARGET LEVELS	2006	2005
Equity securities:
Domestic	47%	46.43%	39.83%
International	20%	21.30%	20.47%
THG Common Stock	5%	3.38%	10.17%

Total equity securities	72%	71.11%	70.47%

Fixed maturities	26%	28.53%	28.61%
Money market funds	2%	0.36%	0.92%

Total fixed maturities and money market funds	28%	28.89%	29.53%

Total assets	100%	100.00%	100.00%

At December 31, 2006 and 2005, approximately 76% and 65%, respectively, of plan assets were invested in non-affiliated commingled funds. At December 31, 2006, equity securities include 271,462 shares of THG common stock with a market value of $13.2 million, compared to 796,462 shares of THG common stock with a market value of $33.3 million at December 31, 2005. Additionally, included in fixed maturities and money market funds at December 31, 2006 and 2005 were $82.5 million and $79.6 million, respectively, of separate account assets held in FAFLIC.

Obligations and Funded Status

The adoption of Statement No. 158 required the Company to reflect the net underfunded status of its plan in its Consolidated Balance Sheet. The Company had previously recognized an additional minimum pension liability associated with these plans due to plan assets being less than plan benefit obligations. The additional minimum pension liability was $106.8 million as of December 31, 2005 and was slightly higher than the underfunded balance of the plans as of December 31, 2006, prior to adoption of Statement No. 158. Accordingly, upon adoption of Statement No. 158, the Company recognized a pre-tax decrease in its accumulated other comprehensive loss of $4.3 million and a corresponding decrease to its net pension liability. The components of accumulated other comprehensive loss are now reflected in accordance with Statement No. 158 as either a net actuarial gain or loss, a net prior service cost or a net transition asset. The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2006 and 2005. Additionally, for 2005, the table includes a reconciliation of the funded status to the net pension liability.

DECEMBER 31	2006	2005
(In millions)
Accumulated benefit obligation	$509.9	$548.3

Change in benefit obligation:
Projected benefit obligation, beginning of year	$548.3	$559.7
Service cost – benefits earned during the year	0.1	0.1
Interest cost	29.3	30.6
Actuarial gains	(33.6)	(8.3)
Benefits paid	(34.2)	(33.8)

Projected benefit obligation, end of year	509.9	548.3

Change in plan assets:
Fair value of plan assets, beginning of year	327.1	331.9
Actual return on plan assets	47.7	25.1
Company contribution	52.2	3.9
Benefits paid	(34.2)	(33.8)

Fair value of plan assets, end of year	392.8	327.1

Funded status of the plan	$(117.1)	(221.2)

Unrecognized transition asset		(8.1)
Unamortized prior service cost		0.7
Unrecognized net actuarial losses		115.3
Additional minimum pension liability		(106.8)

Net pension liability		$(220.1)

Components of Net Periodic Pension Cost

Components of net periodic pension cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Service cost – benefits earned during the year	$0.1	$0.1	$11.1
Interest cost	29.3	30.6	31.2
Expected return on plan assets	(27.6)	(26.1)	(27.0)
Recognized net actuarial loss	12.3	17.4	22.4
Amortization of transition asset	(1.5)	(1.3)	(1.4)
Amortization of prior service cost	0.3	0.5	(1.8)
Curtailment gain	—	—	(1.0)

Net periodic pension cost	$12.9	$21.2	$33.5

The curtailment gain in 2004 was due to the aforementioned decision to freeze the defined benefit pension plans and primarily reflects the elimination of unrecognized prior service cost.

The following table reflects the amounts recognized in Accumulated Other Comprehensive Loss relating to the Company’s defined benefit pension plans as of December 31, 2006 and the estimated amount that will be amortized from Accumulated Other Comprehensive Loss into net periodic pension cost in 2007.

(In millions)	Balance in Accumulated Other Comprehensive Loss	Estimated Amortization in 2007 (Benefit) Expense
Net actuarial loss (gain)	$49.3	$(0.1)
Net prior service cost	0.4	0.1
Net transition asset	(6.6)	(1.7)

	$43.1	$(1.7)

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the market value of plan assets are amortized as a component of net periodic pension cost over five years.

Contributions

The Company is required to contribute $39.0 million to its qualified pension plan in 2007 in order to fund its minimum obligation in accordance with ERISA. In addition, the Company expects to contribute $2.4 million to its non-qualified pension plans to fund 2007 benefit payments. At this time, no discretionary contributions are expected to be made to the plans in 2007 and the Company does not expect that any funds will be returned from the plans to the Company during 2007.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2008	2009	2010	2011	2012–2016
(In millions)
Qualified pension plan	$27.4	$27.6	$27.6	$28.2	$28.9	$162.1
Non-qualified pension plan	$2.4	$2.5	$2.5	$2.3	$2.3	$11.6

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2006. Benefit payments related to the qualified plan will be made from plan assets, whereas those payments related to the non-qualified plans will be provided for by the Company.

Defined Contribution Plan

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage determined annually by the Board of Directors. Effective January 1, 2005, coincident with the aforementioned decision to freeze the defined benefit plans, the Company enhanced its 401(k) plan to match 100% of employees’ 401(k) plan contributions up to 5% of eligible compensation. During both 2006 and 2005, the Company’s expense for this matching provision was $11.5 million. In addition to this matching provision, the Company makes an annual contribution to employees’ accounts equal to 3% of the employee’s eligible compensation. This annual contribution is made regardless of whether the employee contributed to the 401(k) plan, as long as the employee was employed on the last day of the year. The Company’s cost for this additional contribution was $7.4 million and $8.3 million for 2006 and 2005, respectively. During 2004, the 401(k) plan provided for a company match equal to 50% of the employees’ contribution up to 6% of eligible compensation and resulted in a cost to the Company of $5.2 million.

12. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company’s pension plans, the Company currently provides postretirement medical and death benefits to certain full-time employees, former agents, and retirees and their dependents, under welfare benefit plans sponsored by FAFLIC. Generally, active employees become eligible with at least 15 years of service after the age of 40. Former agents of the Company became eligible at age 55 with at least 15 years of service. The population of agents receiving postretirement benefits was frozen as of December 31, 2002, when the Company ceased its distribution of proprietary life and annuity products and terminated all life insurance and annuity agent contracts. Spousal coverage is generally provided for up to two years after death of the retiree. Benefits include hospital, major medical and a payment at death equal to retirees’ final compensation up to certain limits. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments to beneficiaries of retired employees and to restrict eligibility to then current employees. The medical plans have varying co-payments and deductibles, depending on the plan. These plans are unfunded.

Effective July 1, 2004, the Company adopted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”). The Act provides for a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit provided under Medicare. The Company determined that its benefits were at least actuarially equivalent to those provided by Medicare and therefore, recognized a reduction in its accumulated postretirement benefit obligation for the transition cost of $2.9 million in 2004.

As described in Note 11 – Pension Plans, the Company adopted Statement No. 158 effective December 31, 2006 and as such, has recognized the funded status of its postretirement benefit plans in its Consolidated Balance Sheet. Since these plans are unfunded, the amount recognized in the Consolidated Balance Sheet is equal to the accumulated benefit obligation of these plans. Upon adoption of Statement No. 158, the Company recognized a pre-tax increase in its accumulated other comprehensive loss of $4.5 million and a corresponding increase to its accumulated postretirement cost liability. The components of accumulated other comprehensive loss are reflected in accordance with Statement No. 158 as either a net actuarial gain or loss or a net prior service cost. There were no unrecognized transition assets or obligations associated with these plans.

Obligation and Funded Status

The following table reflects the funded status of the plans, and includes a reconciliation of the funded status to the net postretirement benefit liability for the year ended December 31, 2005.

DECEMBER 31	2006	2005
(In millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$71.8	$69.0
Service cost	0.9	0.4
Interest cost	4.3	3.2
Net actuarial losses	0.9	8.8
Plan amendments	5.6	(5.7)
Benefits paid	(4.8)	(3.9)

Accumulated postretirement benefit obligation, end of year	78.7	71.8
Fair value of plan assets, end of year	—	—

Funded status of plan	$(78.7)	(71.8)

Unamortized prior service cost		(19.8)
Unrecognized net actuarial losses		13.5

Accumulated postretirement benefit costs		$(78.1)

Plan amendments in 2006 resulted in a cost of $5.6 million compared to a benefit of $5.7 million in 2005. The amendments reflect modifications to certain home office retiree contributions, deductibles and co-payments, which increased plan costs.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2007	$6.1
2008	6.2
2009	6.4
2010	6.6
2011	6.7
2012-2016	32.8

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2006 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement Benefit Cost

The components of net periodic postretirement benefit cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Service cost	$0.9	$0.4	$1.3
Interest cost	4.3	3.2	4.2
Recognized net actuarial loss	0.8	0.4	0.4
Amortization of prior service cost	(5.1)	(5.5)	(3.2)

Net periodic postretirement cost (benefit)	$0.9	$(1.5)	$2.7

The following table reflects the balances in Accumulated Other Comprehensive Loss relating to the Company’s postretirement benefit plans as of December 31, 2006 and the estimated amortization to be recognized in net periodic benefit cost in 2007.

(In millions)	Balance in Accumulated Other Comprehensive Loss	Estimated Amortization in 2007 (Benefit) Expense
Net actuarial loss (gain)	$13.6	$(2.6)
Net prior service cost	(9.1)	0.5

	$4.5	$(2.1)

Assumptions

Statement No. 158 requires that employers measure the funded status of their plans as of the date of their year-end statement of financial position. The Company has utilized a measurement date of December 31st in 2006 and 2005, to determine its postretirement benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2006	2005
Postretirement benefit obligations discount rate	5.88%	5.50%
Postretirement benefit cost discount rate	5.50%	5.63%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2006	2005
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2013	2012

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates in each year would have the following effects:

	1-PERCENTAGE POINT INCREASE	1-PERCENTAGE POINT DECREASE
(In millions)
Effect on total of service and interest cost during 2006	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation at December 31, 2006	$3.4	$(3.1)

13. STOCK-BASED COMPENSATION PLANS

On May 16, 2006, the shareholders approved the adoption of The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”). Key employees, directors and certain consultants of the Company and its subsidiaries are eligible for awards pursuant to the Plan, which is administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, unrestricted stock, stock units, or any other award that is convertible into or otherwise based on the Company’s stock, subject to certain limits. The Plan authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited or cancelled, or expire or terminate, after the adoption date without the issuance of stock become available for future grants under the Plan. As of December 31, 2006, there were 3,302,081 shares available for grants under the Plan. The Company utilizes shares of stock held in the treasury account for option exercises and other awards granted under both plans.

As discussed in Note 1R – Stock-Based Compensation, the Company adopted Statement No. 123(R) on January 1, 2006. Prior to then, the Company applied the provisions of APB Opinion No. 25.

Compensation cost recorded pursuant to Statement No. 123(R) for 2006 was $17.3 million. The related tax benefit was $6.0 million. In 2005, compensation cost of $4.0 million was recognized in accordance with APB Opinion No. 25. The related tax benefit for 2005 was $1.4 million. In 2004, compensation cost of $1.7 million was recognized in accordance with APB Opinion No. 25. The related tax benefit for 2004 was $0.6 million.

The following table shows the additional costs and related per share effect for the year ended December 31, 2006 reflected in the Consolidated Statements of Income as a result of implementing Statement No. 123(R). Also shown is the impact which resulted from implementing Statement No. 123(R) that was reflected in the Consolidated Statements of Cash Flows for both cash flows from operating activities and financing activities.

	Year Ended December 31, 2006
(In millions, except per share data)	Results	Earnings Per Share (Basic and Diluted)
Income from continuing operations before federal income tax	$(5.8)	$(0.11)

Income from continuing operations	(3.8)	(0.07)
Cumulative effect of change in accounting principle	0.6	0.01

Net income	$(3.2)	$(0.06)

Cash flows:
Operating activities	$(6.0)	NA
Financing activities	6.0	NA

NA – not applicable

Stock Options

Under the Plan (or the 1996 Plan, as applicable), options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2004, 2005 and 2006 vest over three years with a 25% vesting rate in the first two years and a 50% vesting rate in the final year. Options must be exercised not later than ten years from the date of grant. When participants retire, their shares generally become fully vested and must be exercised within three years from the date of retirement.

Information on the Company’s stock option plans is summarized below.

For the years ended December 31	2006		2005		2004
(In whole shares and dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,745,106	$38.45	5,861,659	$37.83	5,139,372	$37.80
Granted	139,872	45.60	975,473	36.46	1,689,250	36.17
Exercised	1,418,010	31.56	422,601	20.37	240,615	17.80
Forfeited or cancelled	611,076	45.35	669,425	41.59	726,348	40.38

Outstanding, end of year	3,855,892	$40.14	5,745,106	$38.45	5,861,659	$37.83

Exercisable, end of year	2,495,970	$41.69	3,000,945	$43.59	2,486,987	$44.77

Cash received for options exercised for the years ended December 31, 2006, 2005 and 2004 was $44.8 million, $8.6 million and $4.3 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004 was $23.3 million, $7.8 million and $4.0 million, respectively.

The excess tax benefits realized from options exercised for the year ended December 31, 2006 was $6.0 million. The aggregate intrinsic value at December 31, 2006 for shares outstanding and shares exercisable was $38.5 million and $22.9 million, respectively. At December 31, 2006, the weighted average remaining contractual life for shares outstanding and shares exercisable was 5.9 years and 4.9 years, respectively.

Additional information about employee options outstanding and exercisable at December 31, 2006 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.94 to $28.88	490,700	6.51	$20.84	475,200	$20.64
$31.83 to $36.50	934,687	7.84	$36.00	246,845	$35.82
$36.88 to $41.10	806,233	7.22	$36.96	289,525	$36.91
$41.20 to $44.69	618,147	4.59	$44.13	600,800	$44.18
$44.88 to $46.31	122,088	9.19	$46.04	1,000	$46.31
$46.75 to $52.63	445,787	1.87	$52.00	444,350	$52.02
$55.00 to $63.31	438,250	4.06	$57.12	438,250	$57.12

The fair value of each option is estimated on the date of grant or date of conversion using the Black-Scholes option pricing model. For all options granted through December 31, 2006, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

Upon the adoption of Statement No. 123(R), the compensation cost associated with options granted to employees who are eligible for retirement is generally recognized immediately. Compensation cost for options granted to employees who are near retirement eligibility is recognized over the period from the grant date to the retirement eligibility date, if that period is shorter than the stated vesting period.

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $13.73, $11.75 and $9.88, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2006	2005	2004
Dividend yield	0.54% to 0.67%	0.61% to 0.80%	—
Expected volatility	25.04% to 32.93%	30.86% to 34.97%	26.25% to 34.25%
Risk-free interest rate	4.63% to 5.09%	3.35% to 4.33%	1.86% to 3.95%
Expected term, in years	2.5 to 5	2.5 to 5	2.5 to 5

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

The fair value of shares that vested during the years ended December 31, 2006, 2005 and 2004 was $15.4 million, $18.8 million and $15.5 million, respectively. As of December 31, 2006, the Company had unrecognized compensation expense of $3.8 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.2 years.

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

In 2006, the Company granted performance based restricted share units to certain employees, using two vesting schedules. The first group vests after the achievement of specific individual performance goals and two years of continued employment. The second group vests upon the Company’s achievement of certain corporate goals at the end of the second year, with a vesting period of 50% after two years of continued service from the date of grant and the balance after one additional year of continued service. The Company also granted shares of restricted stock to eligible employees that vest after three years of continued service.

The following table summarizes information about employee nonvested stock and performance based restricted share units.

For the years ended December 31	2006		2005		2004
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock:
Restricted, beginning of year	43,652	$35.73	45,667	$31.82	133,075	$48.79
Granted	14,183	45.50	24,200	38.05	19,542	32.86
Vested	—	—	26,215	31.10	106,250	53.10
Forfeited	4,000	28.80	—	—	700	57.00

Restricted, end of year	53,835	$38.82	43,652	$35.73	45,667	$31.82

Performance based restricted stock units:
Outstanding, beginning of year (1)	245,294	$36.23	121,050	$35.97	—	$—
Granted (1)	319,143	46.31	132,844	36.40	124,350	35.99
Forfeited	48,727	38.90	8,600	35.03	3,300	36.88

Outstanding, end of year (1)	515,710	$42.22	245,294	$36.23	121,050	$35.97

(1)

Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level.

At December 31, 2006, the aggregate intrinsic value of restricted stock was $0.5 million and the weighted average remaining contractual life was 1.5 years. The aggregate intrinsic value of performance based restricted stock units was $3.4 million and the weighted average remaining contractual life was 1.0 year. As of December 31, 2006, there was $10.6 million of total unrecognized compensation cost related to unvested restricted stock and performance based restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.3 years. Compensation cost associated with both restricted stock and restricted stock units is calculated based upon grant date fair value, which is determined using current market prices.

There were no restricted or performance based restricted stock units that vested during 2006. The fair value of restricted stock that vested during the years ended December 31, 2005 and 2004 was $0.8 million and $5.6 million, respectively.

14. EARNINGS PER SHARE

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2006	2005	2004
(In millions, except per share data)
Basic shares used in the calculation of earnings per share	51.5	53.5	53.2
Dilutive effect of securities:
Employee stock options	0.5	0.5	0.5
Non-vested stock grants	0.2	—	—

Diluted shares used in the calculation of earnings per share	52.2	54.0	53.7

Per share effect of dilutive securities on income from continuing operations	$(0.04)	$(0.01)	$(0.02)

Per share effect of dilutive securities on net income (loss)	$(0.04)	$0.06	$(0.02)

Options to purchase 0.9 million shares, 2.3 million shares and 4.4 million shares of common stock were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

15. DIVIDEND RESTRICTIONS

New Hampshire, Michigan and Massachusetts have enacted laws governing the payment of dividends to stockholders by insurers. New Hampshire and Michigan laws affect the dividend paying ability of Hanover Insurance and Citizens, respectively, while Massachusetts laws affect the dividend paying ability of FAFLIC.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. Hanover Insurance declared no dividends to its parent in 2006, 2005 or 2004. During 2007, the maximum allowable dividend and other distributions that can be paid to Hanover Insurance’s parent without prior approval of the New Hampshire Insurance Commissioner is $146.4 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent totaling $119.6 million in 2006, and declared no dividends to its parent in 2005 or 2004. During 2007, the maximum allowable dividend and other distributions that can be paid to Citizens’ parent without prior approval of the Michigan Insurance Commissioner is $101.0 million.

Massachusetts’ statute limits the dividends a life insurer may pay in any twelve month period without the prior permission of the Massachusetts Commissioner of Insurance, to the greater of (i) 10% of its statutory policyholder surplus as of the preceding December 31 or (ii) the individual company’s statutory net gain from operations for the preceding calendar year. In addition, under Massachusetts law, no domestic insurer may pay a dividend or make any distribution to its shareholders from other than unassigned funds unless the Commissioner has approved such dividend or distribution. Effective December 30, 2005, in connection with the closing of the sale of the Company’s run-off variable life insurance and annuity business to Goldman Sachs, the Company entered into an agreement with the Massachusetts Division of Insurance to maintain total adjusted capital levels at a minimum of 100% of FAFLIC’s Company Action Level, which was $41.7 million at December 31, 2006. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment. The Company Action Level is the first level in which the Massachusetts Commissioner of Insurance could mandate regulatory involvement based solely upon levels of risk based capital. There can be no assurance that FAFLIC would not require additional capital contributions from THG. FAFLIC cannot pay dividends to its parent without prior approval from the Massachusetts Commissioner of Insurance. Effective December 31, 2006 and 2005, with permission from the Massachusetts Commissioner of Insurance, FAFLIC declared dividends of $40.0 million and $48.6 million, respectively, to its parent, THG.

16. SEGMENT INFORMATION

The Company’s business includes insurance products and services in two broad areas: Property and Casualty and Life Companies. Within these broad areas, the Company has ongoing business principally in three operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. The fourth operating segment, Life Companies, is in run-off. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“Statement No. 131”), the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes such property and casualty coverages as personal automobile, homeowners and other personal coverages, while Commercial Lines includes such property and casualty coverages as commercial multiple peril, commercial automobile, workers’ compensation, and other commercial policies, such as bonds and inland marine. In addition, the Other Property and Casualty segment consists of: AMGRO, Inc. (“AMGRO”), the Company’s premium financing business; Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995.

As a result of the sale of the Company’s variable life insurance and annuity business, the Life Companies segment now consists primarily of a block of traditional life insurance products (principally the Closed Block), the group retirement annuity contract business and the GIC business, as well as certain non-insurance subsidiaries (see Note 2—Sale of Variable Life Insurance and Annuity Business on pages 86 and 87 of this Form 10-K). Assets and liabilities related to the reinsured variable life insurance and annuity business, as well as the discontinued group life and health business, including group life and health voluntary pools, are also reflected in this segment.

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

Summarized below is financial information with respect to business segments:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Segment revenues:
Property and Casualty:
Personal Lines	$1,511.9	$1,504.8	$1,634.3
Commercial Lines	952.9	888.8	837.5
Other Property and Casualty	47.3	28.7	26.9

Total Property and Casualty	2,512.1	2,422.3	2,498.7
Life Companies	142.5	185.3	210.5
Intersegment revenues	(7.0)	(9.1)	(10.1)

Total segment revenues	2,647.6	2,598.5	2,699.1
Adjustments to segment revenues:
Net realized investment (losses) gains	(4.3)	23.8	16.1
Other income	0.8	2.0	1.9

Total revenues	$2,644.1	$2,624.3	$2,717.1

Segment income before federal income taxes and cumulative effect of change in accounting principle:
Property and Casualty:
Personal Lines:
GAAP underwriting income	$67.7	$30.1	$26.7
Net investment income	108.2	102.6	97.1
Other	10.8	10.5	10.8

Personal Lines segment income	186.7	143.2	134.6

Commercial Lines:
GAAP underwriting income (loss)	9.4	(140.9)	(43.1)
Net investment income	105.8	101.4	97.6
Other	5.1	4.5	3.5

Commercial Lines segment income (loss)	120.3	(35.0)	58.0

Other Property and Casualty:
GAAP underwriting loss	(2.2)	(3.5)	(3.7)
Net investment income	13.4	5.1	2.2
Other	9.9	3.9	6.9

Other Property and Casualty segment income	21.1	5.5	5.4

Total Property and Casualty	328.1	113.7	198.0
Life Companies	(3.9)	(18.7)	(22.3)
Interest on corporate debt	(39.9)	(39.9)	(39.9)

Segment income before federal income taxes	284.3	55.1	135.8
Adjustments to segment income:
Net realized investment (losses) gains, net of deferred acquisition cost amortization	(3.5)	18.6	16.1
Gains (losses) on derivative instruments	0.2	(0.3)	1.3
Losses from retirement of funding agreements and trust instruments supported by funding obligations	—	—	(0.2)
Restructuring costs	(1.6)	(2.1)	(8.5)

Income from continuing operations before federal income taxes and cumulative effect of change in accounting principle	$279.4	$71.3	$144.5

DECEMBER 31	2006	2005	2006	2005
(In millions)	Identifiable Assets		Deferred Acquisition Costs
Property and Casualty (1)	$7,043.7	$7,220.2	$228.4	$201.9
Life Companies (2)	2,852.8	3,478.0	5.1	7.1
Intersegment eliminations (3)	(39.9)	(64.2)	—	—

Total	$9,856.6	$10,634.0	$233.5	$209.0

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.

(2)	Includes assets related to the Company’s discontinued group life and health operations.

(3)

The 2006 balance reflects the $40.0 million dividend from FAFLIC to the holding company, which was paid in the first quarter of 2007. The 2005 balance reflects the $64.0 million dividend from FAFLIC and other Life Companies’ non-insurance subsidiaries to the holding company, which was paid in the first quarter of 2006.

Discontinued Operations – Group Life and Health

During 1999, the Company exited its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $26.2 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At December 31, 2006 and 2005, the discontinued segment had assets of approximately $342.7 million and $369.9 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $415.4 million and $441.9 million, respectively, consisting primarily of policy liabilities.

17. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $17.0 million, $15.5 million and $16.4 million in 2006, 2005 and 2004, respectively. Sublease income was $1.1 million, $1.2 million and $1.5 million in 2006, 2005 and 2004, respectively. The net rental expenses relate primarily to building leases of the Company.

At December 31, 2006, future minimum rental payments under non-cancelable operating leases, including those related to the Company’s restructuring activities, were approximately $41.9 million, payable as follows: 2007 - $15.9 million; 2008 - $11.8 million; 2009 - $7.1 million; 2010 - $3.9 million; 2011 - $2.6 million; 2012 - $0.6 million and no significant rental payment commitments thereafter. Additionally, the Company is subleasing certain properties, for which future minimum rental income under non-cancelable sublease agreements in existence at December 31, 2006 was $3.1 million. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

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

On December 30, 2005, FAFLIC ceded $124.6 million of its variable universal life insurance and annuity business pursuant to a reinsurance agreement with AFLIAC (see Note 2 – Sale of Variable Life Insurance and Annuity Business on pages 86 and 87 of this Form 10-K). At December 31, 2006, FAFLIC has ceded $105.4 million in reserves pursuant to the aforementioned agreement. Additionally, although AFLIAC was sold to Goldman Sachs on December 30, 2005, THG has indemnified AFLIAC and Goldman Sachs with respect to their reinsurance recoverables related to the universal life insurance business which was previously ceded under a 100% coinsurance agreement.

In addition, the Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms and pooling arrangements which provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include, among others, the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) and the Michigan Catastrophic Claims Association (“MCCA”). At December 31, 2006, both CAR and MCCA represented 10% or more of the Company’s reinsurance activity. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its personal and commercial automobile premiums to CAR. Net premiums earned and losses and LAE ceded to CAR in 2006, 2005 and 2004 were $44.3 million and $29.5 million, $53.3 million and $37.1 million, and $46.6 million and $38.1 million, respectively. Additionally, the Company ceded to MCCA premiums earned and losses and LAE in 2006, 2005 and 2004 of $74.3 million and $118.8 million, $68.9 million and $61.3 million, and $60.9 million and $12.4 million, respectively.

Reinsurance recoverables related to MCCA were $515.0 million and $436.5 million at December 31, 2006 and 2005, respectively, while reinsurance recoverables related to CAR were $42.3 million and $47.2 million at December 31, 2006 and 2005, respectively. Because the MCCA is supported by assessments permitted by statute, and all amounts billed by the Company to CAR and MCCA have been paid when due, the Company believes that it has no significant exposure to uncollectible reinsurance balances from these two entities.

The effects of reinsurance were as follows:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Life and accident and health insurance premiums:
Direct	$39.9	$72.8	$80.2
Assumed	0.4	0.3	0.5
Ceded	(4.9)	(36.2)	(41.2)

Net premiums	$35.4	$36.9	$39.5

Property and casualty premiums written:
Direct	$2,565.9	$2,374.0	$2,427.7
Assumed	37.2	55.0	58.8
Ceded	(296.0)	(278.6)	(250.3)

Net premiums written	$2,307.1	$2,150.4	$2,236.2

Property and casualty premiums earned:
Direct	$2,470.0	$2,388.5	$2,432.2
Assumed	42.9	57.3	56.8
Ceded	(293.7)	(284.5)	(239.9)

Net premiums earned	$2,219.2	$2,161.3	$2,249.1

Life and accident and health insurance and other individual policy benefits, claims, losses and loss adjustment expenses:
Direct	$136.5	$155.7	$157.1
Assumed	(2.1)	(1.7)	(1.3)
Ceded	(46.1)	(47.8)	(62.0)

Net policy benefits, claims, losses and loss adjustment expenses	$88.3	$106.2	$93.8

Property and casualty benefits, claims, losses and loss adjustment expenses:
Direct	$1,556.3	$2,031.4	$1,651.9
Assumed	14.6	81.9	81.8
Ceded	(187.4)	(516.4)	(180.8)

Net policy benefits, claims, losses and loss adjustment expenses	$1,383.5	$1,596.9	$1,552.9

19. DEFERRED POLICY ACQUISITION COSTS

Changes to the deferred policy acquisition asset are as follows:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Balance at beginning of year	$209.0	$905.5	$1,115.5
Acquisition expenses deferred	502.8	449.7	463.4
Amortized to expense during the year	(477.5)	(570.9)	(590.8)
Impairment related to disposal of variable life insurance and annuity business	—	(584.6)	—
Adoption of SOP 03-1	—	—	(93.0)
Adjustment to equity during the year	(0.8)	9.3	10.4

Balance at end of year	$233.5	$209.0	$905.5

Upon the sale of the AFLIAC variable life insurance and annuity business in 2005, the Company recognized a permanent impairment of the DAC asset of $556.7 million. The Company recognized an additional $27.9 million permanent impairment of its DAC asset as a result of the reinsurance of 100% of the FAFLIC variable business.

The Company adopted SOP 03-1 effective January 1, 2004. Upon adoption, the Company reclassified to other assets $89.7 million of capitalized sales inducements that were previously included in DAC. SOP 03-1 also required that estimated gross profits used to calculate the amortization of DAC be adjusted to reflect increases in the guaranteed minimum benefit reserves. This resulted in a $3.3 million reduction in the DAC asset in 2004. For further discussion of the adoption of SOP 03-1, see Note 4 – Adoption of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts on pages 87 and 88 of this Form 10-K.

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

The liability for future policy benefits, other policy liabilities and outstanding claims, losses and LAE, excluding the effect of reinsurance, related to the Company’s accident and health business, consisting of the Company’s exited individual health business and its discontinued group accident and health business, was $353.4 million and $384.5 million at December 31, 2006 and 2005, respectively. Reinsurance recoverables related to this business were $226.7 million and $253.5 million in 2006 and 2005, respectively.

The table below provides a reconciliation of the beginning and ending reserve for the Company’s property and casualty unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Reserve for losses and LAE, beginning of year	$3,458.7	$3,068.6	$3,018.9
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,463.3	1,454.8	1,570.2
Decrease in provision for insured events of prior years	(128.6)	(79.5)	(14.5)
Hurricane Katrina	48.6	222.7	—

Total incurred losses and LAE	1,383.3	1,598.0	1,555.7

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	730.5	716.7	814.8
Losses and LAE attributable to insured events of prior years	620.8	622.0	658.3
Hurricane Katrina	108.7	69.7	—

Total payments	1,460.0	1,408.4	1,473.1

Change in reinsurance recoverable on unpaid losses	(218.1)	200.5	(32.9)

Reserve for losses and LAE, end of year (1)	$3,163.9	$3,458.7	$3,068.6

(1)

The total reserve for losses and LAE decreased by $294.8 million in 2006 and increased by $390.1 million in 2005. The decrease in 2006 was mostly a result of payments to insureds for Hurricanes Katrina and Rita. The increase in 2005 was mostly as a result of additional direct reserves, prior to reinsurance ceded, for hurricanes Katrina and Rita.

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $128.6 million (excluding development of Hurricane Katrina reserves), $79.5 million and $14.5 million in 2006, 2005 and 2004, respectively. Prior year loss reserve development in 2006 and 2005 was favorable by $118.1 million and $65.7 million, respectively, while prior year loss development in 2004 was unfavorable by $1.3 million. Prior year LAE reserve development was favorable by $10.5 million, $13.8 million and $15.8 million in 2006, 2005 and 2004, respectively. In 2006, the Company increased reserves for Hurricane Katrina by $48.6 million.

During the years ended December 31, 2006 and 2005, estimated loss reserves for claims occurring in prior years developed favorably by $118.1 million (excluding $40.2 million unfavorable development for Hurricane Katrina) and $65.7 million, respectively, while during the year ended December 31, 2004, loss reserves for prior years developed unfavorably by $1.3 million. The favorable loss reserve development during the year ended December 31, 2006 is primarily the result of a lower frequency of bodily injury claims in the personal automobile line, primarily in the 2005 and 2004 accident years, and lower severity in the workers’ compensation line, primarily in the 2004 and 2003 accident years. In addition, the commercial multiple peril line experienced a lower frequency of liability claims for accident years 2005, 2004 and 2003, while the commercial automobile line experienced a lower frequency of bodily injury claims in 2005 and 2004.

The favorable loss development during the year ended December 31, 2005 was primarily the result of a decrease in personal lines claim frequency and claim severity in the 2004 accident year. In addition, the commercial multiple peril line and other commercial lines experienced lower claim severity in the most recent accident years. Partially offsetting these items was adverse development in the workers’ compensation line during 2005, which is primarily the result of increased medical and long-term attendant care costs.

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

During the years ended December 31, 2006, 2005 and 2004, estimated LAE reserves for claims occurring in prior years developed favorably by $10.5 million (excluding $8.4 million unfavorable development for Hurricane Katrina), $13.8 million and $15.8 million, respectively. The favorable development in 2006 is primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses related to workers’ compensation and personal automobile bodily injury. Development in 2005 and 2004 was also favorably affected by claims process improvement initiatives taken by the Company during the 1997 to 2001 calendar-year period.

The Company may be required to defend claims related to policies that include environmental damage and toxic tort liability. The table below summarizes direct business asbestos and environmental reserves (net of reinsurance and excluding pools).

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Reserves for losses and LAE, beginning of year	$24.4	$24.7	$24.9
Incurred losses and LAE	2.3	(0.2)	1.5
Paid losses and LAE	2.0	0.1	1.7

Reserves for losses and LAE, end of year	$24.7	$24.4	$24.7

Ending loss and LAE reserves for all direct business written by the Company’s property and casualty businesses related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.7 million, $24.4 million and $24.7 million, net of reinsurance of $13.8 million, $16.2 million and $16.3 million in 2006, 2005 and 2004, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the three-year period ended December 31, 2006. As a result of the Company’s historical direct underwriting mix of commercial lines policies of smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to the total loss and LAE incurred experience.

In addition, and not included in the table above, the Company has established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $57.0 million, $55.9 million and $53.4 million in 2006, 2005 and 2004, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. The Company participated in the Excess and Casualty Reinsurance Association voluntary pool during 1950 to 1982, until it was dissolved and put in runoff in 1982. The Company’s percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. The Company’s participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years.

The Company estimates its ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business, assumed reinsurance and pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. The Company believes that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. The asbestos, environmental and toxic tort liability could be revised in the near term if the estimates used in determining the liability are revised.

21. COMMITMENTS AND CONTINGENCIES

Litigation

Emerald Litigation

On July 24, 2002, an action captioned American National Bank and Trust Company of Chicago, as Trustee f/b/o Emerald Investments Limited Partnership, and Emerald Investments Limited Partnership v. Allmerica Financial Life Insurance and Annuity Company (“Emerald”) was commenced in the United States District Court for the Northern District of Illinois, Eastern Division. In 1999, plaintiffs purchased two variable annuity contracts with initial premiums aggregating $5 million. Plaintiffs, who AFLIAC subsequently identified as engaging in frequent transfers of significant sums between sub-accounts that in the Company’s opinion constituted “market timing”, were subject to restrictions upon such trading that AFLIAC imposed in December 2001. Plaintiffs allege that such restrictions constituted a breach of the terms of the annuity contracts. In December 2003, the court granted partial summary judgment to the plaintiffs, holding that at least certain restrictions imposed on their trading activities violated the terms of the annuity contracts.

On May 19, 2004, plaintiffs filed a Brief Statement of Damages in which, without quantifying their damage claim, they outlined a claim for (i) amounts totaling $150,000 for surrender charges imposed on the partial surrender by plaintiffs of the annuity contracts, (ii) loss of trading profits they expected over the remaining term of each annuity contract, and (iii) lost trading profits resulting from AFLIAC’s alleged refusal to process five specific transfers in 2002 because of trading restrictions imposed on market timers. With respect to the lost profits, plaintiffs claim that pursuant to their trading strategy of transferring money from money market accounts to international equity accounts and back again to money market accounts, they have been able to consistently obtain relatively risk free returns of between 35% to 40% annually. Plaintiffs claim that they would have been able to continue to maintain such returns on the account values of their annuity contracts over the remaining terms of the annuity contracts (which are based in part on the lives of the named annuitants). The aggregate account value of plaintiffs’ annuities was approximately $12.8 million in December 2001. On February 1, 2006, the Court issued a ruling which precluded plaintiffs from claiming any damages accruing beyond July 31, 2004.

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. Plaintiffs currently have until March 2007 to file a Notice of Appeal to the United States Court of Appeals, Seventh Circuit.

The Company will continue to vigorously defend this matter, and regards plaintiffs’ claims for lost trading profits as being speculative and, in any case, subject to an obligation to mitigate damages. Further, in the Company’s view, these purported lost profits would not have been earned because of various actions taken by the investment management industry and regulators to deter or eliminate market timing, including the implementation of “fair value” pricing.

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of December 31, 2006, there were in excess of 200 such cases, six of which were styled as putative class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including THG, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. On November 27, 2006, the Federal District Court issued an Order in these consolidated cases denying the Company’s motion to dismiss. The Court held that the flood exclusions utilized in the forms of homeowners and commercial lines policies issued by the Company and a number of other insurance carriers were ambiguous because such exclusions did not specify that they applied to flooding caused by negligent acts or omissions as well as to flooding caused by natural incidents such as Acts of God. The plaintiffs in these cases claim, among other things, that the efficient proximate cause of their losses was the third-party negligence of Orleans Levee District in the maintenance of the canal walls or in its failure to warn the plaintiffs and others of the impending water intrusion. The Federal District Court ordered that discovery proceed on the questions of whether there was such negligence and whether such negligence was in fact the efficient proximate cause of such losses.

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting the Company’s and the other defendant’s motion for leave to appeal.

The Company continues to vigorously defend this matter and other cases related to losses incurred in connection with Hurricane Katrina. The Company believes that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that the Company’s flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on the Company’s financial position, as well as on the Company’s results of operations. The Company has established its loss and loss adjustment reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in the Company having to pay damages for perils not otherwise covered.

Other Matters

The Company has been named a defendant in various other legal proceedings arising in the normal course of business, including one other suit which, like the Emerald case described above, challenges the Company’s imposition of certain restrictions on trading funds invested in separate accounts. The potential outcome of any such proceedings in which the Company has been named a defendant, and the Company’s ultimate liability, if any, from such legal proceedings, is difficult to predict at this time. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on the Company’s financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

In September 2005, the Massachusetts Commissioner of Insurance directed the Massachusetts Commonwealth Automobile Reinsurers to redistribute the Exclusive Representative Producers (“ERPs”) amongst the state’s insurance carriers, effective during 2006. On January 27, 2006, the Commissioner of Insurance approved the Redistribution Plan for ERPs and the Plan was implemented on March 1, 2006 for all new business and May 1, 2006 for all renewal business. The Company expects this redistribution will at least temporarily lead to a better equalization of the loss burden from the ERPs and is not likely to adversely affect its results of operations or financial position. In addition, recently, the Massachusetts Supreme Judicial Court unanimously affirmed the authority of the Commissioner to promulgate an assigned risk plan for the residual market of personal automobile insurance. On December 13, 2006, the Commissioner of Insurance issued an Order directing the implementation of an assigned risk plan on a phased-in basis beginning in April 2007. In January 2007, the Commissioner of Insurance resigned and the Acting Commissioner issued an Order suspending the implementation of the assigned risk plan until a review could be completed by the administration of the newly elected

Governor. The proposed assigned risk plan would distribute the residual market based on individual policyholder assignments rather than the distribution of ERPs. Separately, the Massachusetts Division of Insurance mandated a personal automobile rate decrease of 11.7% for 2007, following an 8.7% decrease in 2006.

Legislation was enacted in Louisiana to extend the time period for Louisiana homeowners who have policy coverage claims arising out of hurricanes Katrina and Rita to take legal action against their insurance companies from the pre-existing 12 month period to 24 months from the date of loss. The Louisiana Supreme Court has determined that the legislation is constitutional. Legislation was also adopted which increased an insurer’s potential exposure if it is determined to have acted in bad faith in the claim adjustment process. Additionally, the State of Louisiana continues to impose regulatory restrictions on the Company’s ability to reduce exposure to areas affected by hurricanes Katrina and Rita.

In January 2007, the Governor of Florida signed into law significant changes affecting the property and casualty insurance market. The legislation reverses two recently approved rate increases for the residual market property insurer, Citizens Property Insurance Corporation, and mandated that private insurer rates be adjusted to reflect projected savings in reinsurance costs realized through purchases of catastrophe reinsurance from the Florida Hurricane Catastrophe Fund. Insurers are presently prohibited by an Emergency Rule from canceling, non-renewing or raising rates with very limited exceptions, until rate filings reflecting the reduced cost of reinsurance from the Florida Hurricane Catastrophe Fund have been filed with the Office of Insurance Regulation. The newly enacted restrictions also require any company which writes personal automobile business in Florida to write homeowners insurance if it or any of its affiliates write homeowners in any other state.

In addition, the legislation is expected to result in a substantial increase in the size of Citizens Property Insurance Corporation, thereby increasing the potential for significant assessments or other liabilities on insurance companies in the event of catastrophic losses. Such assessments apply to property and non-property lines of business and to commercial as well as to personal lines. In the event of a significant catastrophic event, it is possible that reinsurance purchased from the Florida Hurricane Catastrophe Fund would be uncollectible or that the Company would be unable to recoup such assessments or assessments arising under the Florida Insurance Guaranty Association in the event of the insolvency of other insurance companies doing business in Florida.

The Company is in the process of assessing the potential impact of these actions on its business and its potential responses thereto. In the event Citizens Property Insurance Corporation incurred significant catastrophic losses, the Company could incur assessment expenses which could be material. It is possible that any efforts the Company undertakes to mitigate this exposure could significantly affect premiums and profitability in Florida.

Over the past year other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in the states of Massachusetts, Louisiana and Florida. It is possible that other states may take action similar to those taken in the state of Florida. At this time the Company is unable to predict the likelihood or impact of any such potential assessments or other actions.

In addition, the Company is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action, or regulatory proceedings or other legal proceedings in which the Company has been named a defendant, and the Company’s ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on the Company’s financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

Statutory net income and surplus are as follows:

(In millions)	2006	2005	2004
Statutory Net Income - Combined
Property and Casualty Companies	$209.8	$92.7	$114.2
Life and Health Companies (1)	13.0	40.9	204.6
Statutory Shareholders’ Surplus - Combined
Property and Casualty Companies	$1,467.8	$1,208.6	$1,102.7
Life and Health Companies (1)	151.8	164.7	555.6

(1)

Net Income and Statutory Shareholders’ Surplus decreased in 2005 due to the sale of one of the Company’s primary life insurance companies, AFLIAC (See Note 2 – Sale of Variable Life Insurance and Annuity Business on pages 86 and 87 of this Form 10-K). Balances in 2005 represent the results and surplus of FAFLIC, while in 2004, they include both AFLIAC and FAFLIC.

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2006 and 2005 are summarized below.

FOR THE THREE MONTHS ENDED
(In millions, except per share data)

2006	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$664.6	$653.8	$671.2	$654.5
Income from continuing operations	$60.0	$53.7	$28.5	$49.5
Net income	$40.5	$50.9	$33.4	$45.5
Income from continuing operations per share:
Basic	$1.13	$1.05	$0.56	$0.97
Diluted	$1.12	$1.04	$0.56	$0.96
Net income per share:
Basic	$0.76	$1.00	$0.66	$0.89
Diluted	$0.75	$0.99	$0.65	$0.88
Dividends declared per share	$—	$—	$—	$0.30

2005	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$681.8	$656.2	$629.2	$657.1
Income (loss) from continuing operations	$40.4	$57.1	$(105.4)	$84.4
Net income (loss)	$46.5	$72.0	$(562.4)	$118.7
Income (loss) from continuing operations per share:
Basic	$0.76	$1.07	$(1.97)	$1.57
Diluted	$0.75	$1.06	$(1.97)	$1.56
Net income (loss) per share:
Basic	$0.87	$1.35	$(10.51)	$2.21
Diluted	$0.86	$1.34	$(10.51)	$2.19
Dividends declared per share	$—	$—	$—	$0.25

Note:	Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year. Diluted loss from continuing operations per share and net loss per share for the three months ended September 30, 2005 represents basic loss per share due to antidilution.

ITEM 9–CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A–CONTROLS AND PROCEDURES

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on our controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B–OTHER INFORMATION

None.

PART III

ITEM 10–DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Except for the portion about executive officers and our Code of Conduct which is set forth below, information is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Bryan D. Allen, 39

Vice President, Chief Human Resources Officer

Mr. Allen has been Vice President, Chief Human Resources Officer of THG since August 2006. From 2002 until 2006, Mr. Allen was Managing Director, Head of Human Resources at US Trust. Prior to that, from 1989 until 2002, Mr. Allen held a variety of positions within the human resources organization at Morgan Stanley, last serving as Global Chief of Staff for Human Resources.

Frederick H. Eppinger, Jr., 48

Director, President and Chief Executive Officer

Mr. Eppinger has been a director and the Chief Executive Officer and President of THG since 2003. Prior to joining the Company, Mr. Eppinger was Executive Vice President of Property and Casualty Field and Service Operations for The Hartford Financial Services Group, Inc. From 2000 to 2001, he was Senior Vice President of Strategic Marketing for ChannelPoint, Inc., which specialized in business-to-business technology for insurance and financial service companies. Prior to that, he was a partner in the financial institutions group at McKinsey & Company, an international management consulting firm, which he joined in 1985. Mr. Eppinger began his career as a certified public accountant with the firm then known as Coopers & Lybrand. Mr. Eppinger is a director of Centene Corporation, a publicly traded multi-line healthcare company. Mr. Eppinger is an employee of THG, and therefore is not an independent director.

J. Kendall Huber, 52

Senior Vice President, General Counsel and Assistant Secretary

Mr. Huber has been Senior Vice President, General Counsel and Assistant Secretary of THG since 2002. From 2000 until 2002, Mr. Huber served as Vice President, General Counsel and Assistant Secretary of the Company. Prior to joining THG, Mr. Huber was Executive Vice President, General Counsel and Secretary of Promus Hotel Corporation from 1999 to 2000. Previously, Mr. Huber was Vice President and Deputy General Counsel of Legg Mason, Inc., from 1998 to 1999. He has also served as Vice President and Deputy General Counsel of USF&G Corporation, where he was employed from 1990 to 1998.

Edward J. Parry, III, 47

Director, Executive Vice President and Chief Financial Officer

Mr. Parry has been Executive Vice President and Chief Financial Officer and a director of THG since 2003. Prior to that, Mr. Parry served as Chief Financial Officer of THG since 1996. Mr. Parry joined the Company in 1992. Prior to joining the Company, Mr. Parry worked at the accounting firm then known as Price Waterhouse from 1987 until 1992. Mr. Parry is an employee of the Company, and therefore is not an independent director. Mr. Parry will resign as (i) a director of THG, effective at the expiration of his current term (May 15, 2007) and (ii) Executive Vice President and Chief Financial Officer of THG and from all other director, trustee and officer positions he holds with any of our affiliates or subsidiaries, effective June 15, 2007.

Gregory D. Tranter, 50

Vice President and Chief Information Officer

Mr. Tranter has been Vice President and Chief Information Officer of THG since 2000. Mr. Tranter has been a Vice President of THG’s insurance subsidiaries since 1998. Prior to joining THG, Mr. Tranter was Vice President, Automation Strategy of Travelers Property and Casualty Company from 1996 to 1998. Mr. Tranter was employed by Aetna Life and Casualty Company from 1983 to 1996.

Marita Zuraitis, 46

Executive Vice President and President of the Property and Casualty Companies

Ms. Zuraitis has been Executive Vice President of the Company and President, Property and Casualty Companies since 2004. Prior to joining THG, Ms. Zuraitis was President and Chief Executive Officer of the commercial lines division of The St. Paul Companies from 1998 to 2004.

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

CODE OF CONDUCT

Our Code of Conduct is available, free of charge, on our website at www.hanover.com under “Corporate Governance—Company Policies”. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers to our Chief Executive Officer, Chief Financial Officer or Controller will be posted on our website, as required by applicable law or New York Stock Exchange requirements.

NEW YORK STOCK EXCHANGE RULE 303A.12

Our Chief Executive Officer filed his annual certification required by the New York Stock Exchange Rule 303A.12(1) with the New York Stock Exchange on or about May 24, 2006. The certification of our Chief Executive Officer and Chief Financial Officer regarding the quality of our disclosure in this Annual Report on Form 10-K have been filed as Exhibits 31.1 and 31.2.

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2007, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	4,613,616	$40.14	3,302,081
Equity compensation plans not approved by security holders	—	—	—

Total	4,613,616	$40.14	3,302,081

(1)

Includes 757,724 shares of Common Stock which may be issued upon vesting of outstanding restricted stock, restricted stock units or performance-based restricted stock units (assuming the maximum award amount). The weighted-average exercise price does not take these awards into account.

(2)

The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”), which was adopted on May 16, 2006, authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited or cancelled, or expire or terminate, after the adoption date without the issuance of stock become available for future grants under the Plan.

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2007, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2007, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2007, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 70 to 115 of this Form 10-K.

(A)(2) FINANCIAL STATEMENT SCHEDULES

Page No. in this Report
I Summary of Investments—Other than Investments in Related Parties	125

II Condensed Financial Information of Registrant	126-128

III Supplementary Insurance Information	129

IV Reinsurance	130

V Valuation and Qualifying Accounts	131

VI Supplemental Information Concerning Property and Casualty Insurance Operations	132

(A)(3) EXHIBIT INDEX

Exhibits filed as part of this Form 10-K are as follows:

2.1	Plan of Reorganization previously filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

2.2	Stock and Asset Purchase Agreement by and among State Mutual Life Assurance Company of America, 440 Financial Group of Worcester, Inc., and The Shareholder Services Group, Inc. dated as of March 9, 1995 previously filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

2.3	Stock Purchase Agreement, dated as of August 22, 2005, between The Goldman Sachs Group, Inc., as Buyer, and Registrant, as Seller (the schedules and exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K) previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2005 and incorporated herein by reference.

2.4	Certificate of Ownership and Merger, dated November 22, 2005, merging a wholly-owned subsidiary of the Registrant into the Registrant pursuant to Section 253 of the General Corporation Law of the State of Delaware, previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2005 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant previously filed as Exhibit 3.1 to the Registrant’s 2005 Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

3.2	Amended By-Laws of the Registrant, previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006 and incorporated herein by reference.

4.1	Specimen Certificate of Common Stock previously filed as Exhibit 4 to the Registrant’s 2005 Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.2	Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No.33-96764) filed on September 11, 1995 and incorporated herein by reference.

4.3	Form of Global Debenture previously filed as Exhibit 4.2 to the Registrant’s 2005 Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.4	Amended and Restated Declaration of Trust of AFC Capital Trust I dated February 3, 1997 previously filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

4.5	Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

4.6	Series A Capital Securities Guarantee Agreement dated February 3, 1997 previously filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

4.7	Common Securities Guarantee Agreement dated February 3, 1997 previously filed as Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

4.8	Rights Agreement dated as of December 16, 1997, between the Registrant and First Chicago Trust Company of New York as Rights Agent, previously filed as Exhibit 1 to the Registrant’s Form 8-A dated December 17, 1997 and incorporated herein by reference.

4.9	Amendment No. 1, dated as of December 30, 2005, to Rights Agreement dated as of December 16, 1997, between the Registrant and Computershare Trust Company, N.A. (as successor to First Chicago Trust Company of New York, a New York trust company) previously filed as Exhibit 4.9 to the Registrant’s 2005 Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

10.1	Administrative Services Agreement between State Mutual Life Assurance Company of America and The Hanover Insurance Company, dated July 19, 1989 previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

+10.2	State Mutual Life Assurance Company of America Excess Benefit Retirement Plan previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

+10.3	The Hanover Insurance Group Cash Balance Pension Plan previously filed as Exhibit 10.19 to the Registrant’s September 30, 1995 Report on Form 10-Q and incorporated herein by reference.

+10.4	Amended and Restated Form of Non-Solicitation Agreement previously filed as Exhibit 10.21 to the Registrant’s June 30, 1997 Report on Form 10-Q filed with the Commission on August 14, 1997 and incorporated herein by reference.

10.5	Reinsurance Agreement dated September 29, 1997 between First Allmerica Financial Life Insurance Company and Metropolitan Life Insurance Company previously filed as Exhibit 10.25 to the Registrant’s 1997 Annual Report on Form 10-K filed with the Commission on March 27, 1998 and incorporated herein by reference.

+10.6	Form of Deferral Agreement dated January 30, 1998 previously filed as Exhibit 10.30 to the Registrant’s 1998 Annual Report on Form 10-K filed with the Commission on March 29, 1999 and incorporated herein by reference.

+10.7	Form of Restricted Stock Agreement dated January 30, 1998 previously filed as Exhibit 10.31 to the Registrant’s 1998 Annual Report on Form 10-K filed with the Commission on March 29, 1999 and incorporated herein by reference.

+10.8	The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.23 to the Registrant’s 2001 Annual Report on Form 10-K filed with the Commission on April 1, 2002 and incorporated herein by reference.

10.9	Asset Transfer and Acquisition Agreement, effective as of December 31, 2002, by and among Allmerica Financial Life Insurance and Annuity Company, First Allmerica Financial Life Insurance Company and John Hancock Life Insurance Company previously filed as Exhibit 10.54 to the Registrant’s 2002 Annual Report on Form 10-K filed with the Commission on March 27, 2003 (confidential treatment requested as to certain portions of this exhibit) and incorporated herein by reference.

+10.10	Amended and Restated Non-Employee Director Stock Ownership Plan previously filed as Exhibit 10.55 to the Registrant’s 2002 Annual Report on Form 10-K filed with the Commission on March 27, 2003 and incorporated herein by reference.

+10.11	Offer Letter, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr. previously filed as Exhibit 10.57 to the Registrant’s September 30, 2003 Report on Form 10-Q filed with the Commission on November 14, 2003 and incorporated herein by reference.

+10.12	Short-Term Incentive Compensation Plan previously filed as Exhibit A contained in the Registrant’s Proxy Statement (Commission File No. 001-13754) filed with the Commission on April 5, 2004 and incorporated herein by reference.

+10.13	Form of Restricted Share Unit Agreement dated March 1, 2004 previously filed as Exhibit 10.61 to the Registrant’s June 30, 2004 Report on Form 10-Q filed with the Commission on August 5, 2004 and incorporated herein by reference.

+10.14	Form of Performance Based Restricted Share Unit Agreement dated March 1, 2004 previously filed as Exhibit 10.62 to the Registrant’s June 30, 2004 Report on Form 10-Q originally filed with the Commission on August 5, 2004 and incorporated herein by reference.

+10.15	The Hanover Insurance Group Non-Qualified Retirement Savings Plan previously filed as Exhibit 10.64 to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission February 25, 2005 and incorporated herein by reference.

+10.16	Description of Incentive Compensation Conversion Program previously filed as Exhibit 10.65 to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission February 25, 2005 and incorporated herein by reference.

+10.17	Form of Election/Deferral Agreement previously filed as Exhibit 10.66 to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission February 25, 2005 and incorporated herein by reference.

+10.18	Offer Letter dated April 1, 2004 between the Registrant and Marita Zuraitis previously filed as Exhibit 10.67 to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission February 25, 2005 and incorporated herein by reference.

+10.19	Non-Employee Director Compensation Summary previously filed as Exhibit 10.68 to the Registrant’s March 31, 2005 Report on Form 10-Q and incorporated herein by reference.

+10.20	The Hanover Insurance Group Amended Employment Continuity Plan previously filed as Exhibit 10.69 to the Registrant’s June 30, 2005 Report on Form 10-Q and incorporated herein by reference.

10.21	Letter from The Hanover Insurance Group, Inc. to the Commonwealth of Massachusetts, Division of Insurance, dated December 30, 2005 regarding The Hanover Insurance Group, Inc. Keepwell relating to First Allmerica Financial Life Insurance Company, previously filed as Exhibit 10.53 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006 and incorporated herein by reference.

+10.22	Description of 2005 Short-Term Incentive Compensation Awards, 2006 Short-Term Incentive Compensation Program and 2006 Long-Term Incentive Awards previously filed as Item 1.01 to the Registrant’s Current Report on Form 8-K filed on February 21, 2006 and incorporated herein by reference.

+10.23	Separation agreement executed February 27, 2006 by and between John P. Kavanaugh and First Allmerica Financial Life Insurance Company, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2006 and incorporated herein by reference.

+10.24	Form of Performance Based Restricted Stock Unit Agreement dated February 2006 previously filed as Exhibit 10.72 to the Registrant’s 2005 Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

+10.25	The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Appendix I to the Registrant’s Proxy Statement (Commission File No. 001-13754) filed with the Commission on April 3, 2006 and incorporated herein by reference.

+10.26	Description of 2006-2007 Non-Employee Director Compensation previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2006 and incorporated herein by reference.

+10.27	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.28	Form of Corporate Goals-Based Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.29	Form of Individual Goals-Based Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.30	Form of Incentive Compensation Deferral and Conversion Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.31	Form of Restricted Stock Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.32	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Stock Plan previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference

+10.33	Form of Amended and Restated Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.34	Description of 2006 Short-Term Incentive Compensation Awards, 2007 Short-Term Incentive Compensation Program and 2007 Long-Term Incentive Program previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.35	The Hanover Insurance Group Retirement Savings Plan.

21	Subsidiaries of THG.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

99.2	Important Factors Regarding Forward-Looking Statements.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 26, 2007	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President , Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2007	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: February 26, 2007	By:	/s/ EDWARD J. PARRY, III
Edward J. Parry, III,
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Director

Date: February 26, 2007	By:	*
Michael P. Angelini,
Chairman

Date: February 26, 2007	By:	*
Neal F. Finnegan,
Director

Date: February 26, 2007	By:	*
David J. Gallitano,
Director

Date: February 26, 2007	By:	*
Gail L. Harrison,
Director

Date: February 26, 2007	By:	*
Wendell J. Knox,
Director

Date: February 26, 2007	By:	*
Robert J. Murray,
Director

Date: February 26, 2007	By:	*
Joseph R. Ramrath,
Director

Date: February 26, 2007	By:	*
Herbert M. Varnum,
Director

Date: February 26, 2007	*By:	/s/ EDWARD J. PARRY, III
Edward J. Parry, III,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2006
(In millions)
Type of investment	Cost (1)	Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$579.5	$572.6	$572.6
States, municipalities and political subdivisions	752.0	761.4	761.4
Foreign governments	4.4	4.4	4.4
Public utilities	517.6	512.5	512.5
All other corporate bonds	3,727.2	3,713.5	3,713.5
Certificates of deposit	2.0	2.0	2.0
Redeemable preferred stocks	60.5	62.6	62.6

Total fixed maturities	5,643.2	5,629.0	5,629.0

Equity securities:
Common stocks:
Public utilities	1.9	4.7	4.7
Banks, trust and insurance companies	9.3	9.4	9.4
Industrial, miscellaneous and all other	0.4	3.1	3.1

Total equity securities	11.6	17.2	17.2

Mortgage loans on real estate	57.1	XXXXXX	57.1
Policy loans	125.7	XXXXXX	125.7
Other long-term investments (2)	31.2	XXXXXX	35.4

Total investments	$5,868.8	XXXXXX	$5,864.4

(1)	For equity securities, represents original cost, and for fixed maturities, represents original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

(2)	The cost of other long-term investments differs from the carrying value due to market value changes in the Company’s equity ownership of limited partnership investments.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Revenues
Net investment income	$13.6	$5.4	$2.4
Net realized investment (losses) gains	(2.5)	1.4	3.4
Other income	2.2	—	—

Total revenues	13.3	6.8	5.8

Expenses
Interest expense, net	40.6	40.6	40.6
Operating expenses	0.5	0.4	0.1

Total expenses	41.1	41.0	40.7

Net loss before income taxes and equity in net income of unconsolidated subsidiaries	(27.8)	(34.2)	(34.9)
Income tax benefit:
Federal	11.3	14.3	19.9
State	0.7	0.5	0.6
Equity in net income of unconsolidated subsidiaries	198.7	138.6	139.7

Income before gain (loss) on disposal of businesses	182.9	119.2	125.3
Loss from disposal of variable life insurance and annuity business	(20.4)	(444.4)	—
Gain on sale of Financial Profiles, Inc.	7.8	—	—

Net income (loss)	$170.3	$(325.2)	$125.3

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2006	2005
(In millions, except share and per share data)
Assets
Fixed maturities – at fair value (amortized cost of $258.2 and $78.4)	$256.9	$76.8
Equity securities – at fair value (cost of $9.3)	9.3	9.3
Cash and cash equivalents (1)	30.6	256.9
Investment in unconsolidated subsidiaries	2,259.6	2,096.2
Net receivable from subsidiaries (2)	45.9	61.3
Net receivable from Goldman Sachs	32.3	74.9
Deferred federal income taxes	4.4	14.5
Other assets	4.6	2.6

Total assets	$2,643.6	$2,592.5

Liabilities
Federal income taxes payable	$87.4	$75.5
Payable for securities acquired	—	19.7
Expenses and state taxes payable	1.9	5.8
Liability for legal indemnification	33.9	19.0
Interest payable	12.4	12.4
Long-term debt	508.8	508.8

Total liabilities	644.4	641.2

Shareholders’ Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,814.3	1,785.1
Accumulated other comprehensive loss	(39.9)	(59.5)
Retained earnings	712.0	589.8
Treasury stock at cost (9.4 million and 6.8 million shares)	(487.8)	(364.7)

Total shareholders’ equity	1,999.2	1,951.3

Total liabilities and shareholders’ equity	$2,643.6	$2,592.5

(1)	Included in 2005 were cash proceeds of $235.8 million as a result of the sale of the variable life insurance and annuity business to Goldman Sachs on December 30, 2005.

(2)

Included in 2006 was $40.0 million of dividends from FAFLIC to the holding company. Included in 2005 was $64.0 million of dividends from FAFLIC and other Life Companies’ non-insurance subsidiaries to the holding company.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2006	2005	2004
(In millions)
Cash flows from operating activities
Net income (loss)	$170.3	$(325.2)	$125.3
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of variable life insurance and annuity business	20.4	444.4	—
Gain on sale of Financial Profiles, Inc.	(7.8)	—	—
Equity in net income of unconsolidated subsidiaries	(198.7)	(138.6)	(139.7)
Dividend received from unconsolidated subsidiaries	14.5	2.4	3.0
Net realized investment losses (gains)	2.5	(1.4)	(3.4)
Deferred federal income tax expense (benefit)	6.8	(3.6)	(5.1)
Change in expenses and taxes payable	(11.5)	(1.9)	2.3
Change in net payable from subsidiaries	(3.6)	0.2	0.8
Other, net	(3.2)	(0.4)	1.0

Net cash used in operating activities	(10.3)	(24.1)	(15.8)

Cash flows from investing activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	57.4	90.4	26.2
Proceeds from sale of variable life insurance and annuity business, net	50.9	235.8	—
Proceeds from sale of Financial Profiles, Inc.	21.4	—	—
Purchase of available-for-sale fixed maturities	(184.8)	(45.0)	(20.2)
Other investing activities	3.9	(0.3)	—

Net cash (used in) provided by investing activities	(51.2)	280.9	6.0

Cash flow from financing activities
Dividends paid to shareholders	(15.4)	(13.4)	—
Proceeds from excess tax benefits related to share-based payments	6.0	—	—
Treasury stock purchased at cost	(200.2)	—	—
Exercise of options	44.8	8.6	4.3

Net cash (used in) provided by financing activities	(164.8)	(4.8)	4.3

Net change in cash and cash equivalents	(226.3)	252.0	(5.5)
Cash and cash equivalents, beginning of year	256.9	4.9	10.4

Cash and cash equivalents, end of year	$30.6	$256.9	$4.9

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2006
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$228.4	$3,163.9	$1,099.9	$2.1	$2,219.2	$227.4	$1,383.5	$476.4	$324.1	$2,307.1
Life Companies	5.1	1,325.6	1.5	192.8	35.4	90.9	88.3	1.1	58.4	—
Interest on Corporate Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	(0.1)	—	—	(7.7)	—

Total	$233.5	$4,489.5	$1,101.4	$194.9	$2,254.6	$318.9	$1,471.8	$477.5	$415.4	$2,307.1

DECEMBER 31, 2005
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$201.9	$3,458.7	$1,009.7	$3.0	$2,161.3	$209.1	$1,596.9	$458.5	$253.2	$2,150.4
Life Companies	7.1	1,429.0	1.6	251.7	36.9	112.1	106.2	6.7	100.7	—
Interest on Corporate Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	(0.5)	—	—	(9.8)	—

Total	$209.0	$4,887.7	$1,011.3	$254.7	$2,198.2	$321.4	$1,703.1	$465.2	$384.7	$2,150.4

DECEMBER 31, 2004
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written

Property and Casualty	$211.4	$3,068.6	$1,026.5	$4.8	$2,249.1	$196.9	$1,552.0	$470.1	$281.8	$2,236.2
Life Companies	694.1	3,663.6	3.3	374.7	39.5	132.2	94.7	6.9	137.3	—
Interest on Corporate Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	(0.5)	—	—	(10.8)	—

Total	$905.5	$6,732.2	$1,029.8	$379.5	$2,288.6	$329.3	$1,646.7	$477.0	$448.9	$2,236.2

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

DECEMBER 31
(In millions)
2006	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force (1)	$2,427.4	$887.0	$19.8	$1,560.2	1.27%

Premiums:
Life insurance	$38.7	$3.8	$0.4	$35.3	1.13%
Accident and health insurance	1.2	1.1	—	0.1	—
Property and casualty insurance	2,470.0	293.7	42.9	2,219.2	1.93%

Total premiums	$2,509.9	$298.6	$43.3	$2,254.6	1.92%

2005
Life insurance in force (1)	$2,833.9	$1,163.1	$55.6	$1,726.4	3.22%

Premiums:
Life insurance	$51.1	$14.6	$0.3	$36.8	0.80%
Accident and health insurance	21.7	21.6	—	0.1	—
Property and casualty insurance	2,388.5	284.5	57.3	2,161.3	2.65%

Total premiums	$2,461.3	$320.7	$57.6	$2,198.2	2.62%

2004
Life insurance in force	$21,386.7	$15,737.7	$33.6	$5,682.6	0.59%

Premiums:
Life insurance	$54.5	$15.7	$0.5	$39.3	1.27%
Accident and health insurance	25.7	25.5	—	0.2	—
Property and casualty insurance	2,432.2	239.9	56.8	2,249.1	2.53%

Total premiums	$2,512.4	$281.1	$57.3	$2,288.6	2.50%

(1)	Life insurance in force represents policies of FAFLIC only, due to the sale of the AFLIAC variable life insurance and annuity business on December 30, 2005.

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(In millions)
		Additions
Description 2006	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Mortgage loans	$1.0	$—	$—	$—	$1.0
Allowance for doubtful accounts	9.7	8.7	—	8.8	9.6

	$10.7	$8.7	$—	$8.8	$10.6

2005
Mortgage loans	$1.5	$(0.5)	$—	$—	$1.0
Allowance for doubtful accounts	10.4	7.2	—	7.9	9.7

	$11.9	$6.7	$—	$7.9	$10.7

2004
Mortgage loans	$1.8	$(0.3)	$—	$—	$1.5
Allowance for doubtful accounts	19.2	5.9	—	14.7	10.4

	$21.0	$5.6	$—	$14.7	$11.9

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31
(In millions)
Affiliation with Registrant	Deferred policy acquisition costs	Reserves for losses and loss adjustment expenses(2)	Discount, if any, deducted from previous column(1)	Unearned premiums(2)	Net premiums earned	Net investment income
Consolidated Property and Casualty Subsidiaries
2006	$228.4	$3,163.9	$—	$1,099.9	$2,219.2	$227.4

2005	$201.9	$3,458.7	$—	$1,009.7	$2,161.3	$209.1

2004	$211.4	$3,068.6	$—	$1,026.5	$2,249.1	$194.6

	Losses and loss adjustment expenses incurred related to		Amortization of deferred policy acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written
	Current year	Prior years
2006	$1,463.3	$(80.0)	$476.4	$1,460.0	$2,307.1

2005	$1,677.5	$(79.5)	$458.5	$1,408.4	$2,150.4

2004	$1,570.2	$(14.5)	$470.1	$1,473.1	$2,236.2

(1)	The Company does not employ any discounting techniques.

(2)

Reserves for losses and loss adjustment expenses are shown gross of $889.5 million, $1,107.6 million and $907.1 million of reinsurance recoverable on unpaid losses in 2006, 2005 and 2004, respectively. Unearned premiums are shown gross of prepaid premiums of $54.6 million, $52.3 million and $58.2 million in 2006, 2005 and 2004, respectively.