Form 10-Q
period 2007-03-31
HANOVER INSURANCE GROUP, INC.
filed 2007-05-10
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    N   ☒

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,481,460 shares of common stock outstanding, as of April 30, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2007	2006
REVENUES
Premiums	$602.2	$559.4
Net investment income	80.2	80.3
Net realized investment gains	2.3	5.6
Fees and other income	13.4	19.3

Total revenues	698.1	664.6

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	385.5	359.8
Policy acquisition expenses	127.2	113.6
Other operating expenses	93.5	105.9

Total benefits, losses and expenses	606.2	579.3

Income before federal income taxes	91.9	85.3

Federal income tax expense:
Current	22.0	14.2
Deferred	6.1	11.1

Total federal income tax expense	28.1	25.3

Income from continuing operations	63.8	60.0
Discontinued operations (See Note 3):
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $0.2 and $4.2)	(0.2)	(20.1)

Income before cumulative effect of change in accounting principle	63.6	39.9
Cumulative effect of change in accounting principle (net of income tax expense of $0.3)	—	0.6

Net income	$63.6	$40.5

PER SHARE DATA
Basic
Income from continuing operations	$1.25	$1.13
Discontinued operations:
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $0.08 in 2006)	(0.01)	(0.38)

Income before cumulative effect of change in accounting principle	1.24	0.75
Cumulative effect of change in accounting principle	—	0.01

Net income per share	$1.24	$0.76

Weighted average shares outstanding	51.2	53.1

Diluted
Income from continuing operations	$1.23	$1.12
Discontinued operations:
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $0.08 in 2006)	(0.01)	(0.38)

Income before cumulative effect of change in accounting principle	1.22	0.74
Cumulative effect of change in accounting principle	—	0.01

Net income per share	$1.22	$0.75

Weighted average shares outstanding	51.9	53.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC .

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) March 31, 2007	December 31, 2006
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $5,663.5 and $5,643.2)	$5,671.4	$5,629.0
Equity securities, at fair value (cost of $11.6)	18.6	17.2
Mortgage loans	56.3	57.1
Policy loans	122.0	125.7
Other long-term investments	33.3	35.4

Total investments	5,901.6	5,864.4

Cash and cash equivalents	218.5	372.7
Accrued investment income	74.9	72.3
Premiums, accounts and notes receivable, net	620.7	584.7
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,341.9	1,350.5
Deferred policy acquisition costs	239.5	233.5
Deferred federal income taxes	415.8	385.0
Goodwill	121.4	121.4
Other assets	324.5	328.5
Separate account assets	517.4	543.6

Total assets	$9,776.2	$9,856.6

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$1,227.0	$1,242.3
Outstanding claims, losses and loss adjustment expenses	3,237.6	3,247.2
Unearned premiums	1,134.1	1,101.4
Contractholder deposit funds and other policy liabilities	182.5	194.9

Total policy liabilities and accruals	5,781.2	5,785.8

Expenses and taxes payable	773.0	928.0
Reinsurance premiums payable	55.7	52.7
Trust instruments supported by funding obligations	39.4	38.5
Long-term debt	508.8	508.8
Separate account liabilities	517.4	543.6

Total liabilities	7,675.5	7,857.4

Commitments and contingencies (Note 11)
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,814.7	1,814.3
Accumulated other comprehensive loss	(21.1)	(39.9)
Retained earnings	782.8	712.0
Treasury stock at cost (9.2 million and 9.4 million shares)	(476.3)	(487.8)

Total shareholders' equity	2,100.7	1,999.2

Total liabilities and shareholders' equity	$9,776.2	$9,856.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	(Unaudited) Three Months Ended March 31,
(In millions)	2007	2006
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,814.3	1,785.1
Tax benefit from stock options and other	0.8	5.9
Employee and director stock-based awards	(0.4)	7.0

Balance at end of period	1,814.7	1,798.0

ACCUMULATED OTHER COMPREHENSIVE LOSS
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	(9.0)	9.9
Appreciation (depreciation) during the period:
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	24.1	(67.9)
(Provision) benefit for deferred federal income taxes	(4.7)	1.2

	19.4	(66.7)

Balance at end of period	10.4	(56.8)

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(30.9)	(69.4)
Amortization during the period:
Amount recognized as net periodic benefit cost	(0.9)	—
Benefit for deferred federal income taxes	0.3	—

	(0.6)	—

Balance at end of period	(31.5)	(69.4)

Total accumulated other comprehensive loss	(21.1)	(126.2)

RETAINED EARNINGS
Balance at beginning of period, before cumulative effect of accounting change, net of tax	712.0	589.8
Cumulative effect of accounting change, net of tax	11.5	—

Balance at beginning of period, as adjusted	723.5	589.8
Net income	63.6	40.5
Treasury stock issued for less than cost	(4.3)	(25.3)

Balance at end of period	782.8	605.0

TREASURY STOCK
Balance at beginning of period	(487.8)	(364.7)
Shares purchased at cost	—	(125.8)
Net shares reissued at cost under employee stock-based compensation plans	11.5	56.1

Balance at end of period	(476.3)	(434.4)

Total shareholders' equity	$2,100.7	$1,843.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended March 31,
(In millions)	2007	2006
Net income	$63.6	$40.5

Other comprehensive income (loss) :
Available-for-sale securities:
Net appreciation (depreciation) during the period	24.3	(69.2)
(Provision) benefit for deferred federal income taxes	(4.8)	1.6

Total available-for-sale securities	19.5	(67.6)

Derivative instruments:
Net (depreciation) appreciation during the period	(0.2)	1.3
Benefit (provision) for deferred federal income taxes	0.1	(0.4)

Total derivative instruments	(0.1)	0.9

	19.4	(66.7)

Pension and postretirement benefits:
Amortization recognized as net periodic benefit costs:
Net actuarial loss	0.1	—
Prior service cost	(0.6)	—
Transition asset	(0.4)	—

	(0.9)	—
Benefit for deferred federal income taxes	0.3	—

Total pension and postretirement benefits	(0.6)	—

Other comprehensive income (loss)	18.8	(66.7)

Comprehensive income (loss)	$82.4	$(26.2)

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
(In millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63.6	$40.5
Adjustments to reconcile net income to net cash used in operating activities:
Loss on disposal of variable life insurance and annuity business	0.2	20.1
Net realized investment gains	(2.3)	(5.6)
Net amortization and depreciation	4.9	5.7
Stock-based compensation expense	4.4	3.5
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	0.6	3.2
Deferred federal income taxes	6.1	11.1
Change in deferred acquisition costs	(6.0)	(8.0)
Change in premiums and notes receivable, net of reinsurance premiums payable	(14.7)	(82.1)
Change in accrued investment income	(2.6)	1.3
Change in policy liabilities and accruals, net	(3.9)	(211.5)
Change in reinsurance receivable	8.6	166.4
Change in expenses and taxes payable	(99.6)	(78.0)
Other, net	0.1	0.6

Net cash used in operating activities	(40.6)	(132.8)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	292.3	299.0
Proceeds from disposals of equity securities and other investments	5.9	4.0
Proceeds from mortgages sold, matured or collected	0.8	9.1
Proceeds from collections of installment finance and notes receivable	104.2	84.7
Proceeds from sale of variable life insurance and annuity business	—	26.2
Purchase of available-for-sale fixed maturities	(309.5)	(241.3)
Purchase of equity securities and other investments	—	(0.8)
Capital expenditures	(2.4)	(1.9)
Net receipts related to margin deposits on derivative instruments	—	3.9
Disbursements to fund installment finance and notes receivable	(122.3)	(87.2)

Net cash (used in) provided by investing activities	(31.0)	95.7

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	—	(25.8)
Exercise of options	5.7	30.9
Proceeds from excess tax benefits related to share-based payments	0.6	4.4
Change in collateral related to securities lending program	(88.9)	(5.9)
Treasury stock purchased at cost	—	(117.8)

Net cash used in financing activities	(82.6)	(114.2)

Net change in cash and cash equivalents	(154.2)	(151.3)
Cash and cash equivalents, beginning of period	372.7	701.5

Cash and cash equivalents, end of period	$218.5	$550.2

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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement No. 158”). This statement requires an employer to recognize the funded status of its benefit plans in its statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which they occur. The funded status of the plans should be measured as the difference between the fair value of plan assets and the benefit obligation. This statement also requires the recognition, as a component of other comprehensive income, net of taxes, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost pursuant to Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“Statement No. 87”) or Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“Statement No. 106”), as well as the balance of transition assets or obligations remaining from the initial application of Statement No. 87 and Statement No. 106. These balances in accumulated other comprehensive income shall be subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization requirements of Statement No. 87 and Statement No. 106. In addition, the statement requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. The statement also provides for enhanced disclosures which include, among other items, the estimated amount of actuarial gains or losses, prior services costs or credits, and transition assets or obligations that are included in accumulated other comprehensive income to be recognized as components of net periodic benefit cost in the next fiscal year. The effective date for a company to recognize the funded status of its plans and the related disclosure requirements is as of the end of its fiscal year ending after December 15, 2006. Retrospective application of this statement is not permitted. The effective date for changing a company’s measurement date for plan assets and benefit obligations to coincide with the date of its statement of financial position will be for fiscal years ending after December 15, 2008. The Company currently measures its funded status as of December 31. THG adopted Statement No. 158 effective December 31, 2006. The impact of adopting Statement No. 158 was not material to the Company’s results of operations or financial position.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 which resulted in an increase to shareholders’ equity of $11.5 million.

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

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance companies for deferred acquisition costs on internal replacements of insurance and investment contracts other than those described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. This statement is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 effective January 1, 2007 with no material effect on the Company’s results of operations or financial position.

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

3. Sale of Variable Life Insurance and Annuity Business

On December 30, 2005, the Company sold all of the outstanding shares of capital stock of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”), a life insurance subsidiary representing approximately 95% of the Company’s run-off variable life insurance and annuity business to The Goldman Sachs Group, Inc. (“Goldman Sachs”). The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, the Company agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Service, Inc., its investment advisory subsidiary, concurrently with the consummation of a fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006. Total proceeds from this transaction were $318.8 million, of which the Company has received $295.4 million as of March 31, 2007. The remaining $23.4 million will be received in equal installments in 2007 and 2008.

In connection with the sale, the Massachusetts Division of Insurance approved a cash dividend of $48.6 million from FAFLIC, including an $8.6 million ceding commission received related to the reinsurance of 100% of the variable business of FAFLIC, and for the distribution of other non-insurance subsidiaries, from which the holding company received $15.4 million of additional funds. These funds were paid to the holding company in the first quarter 2006.

The Company and Goldman Sachs have made various representations, warranties and covenants in connection with the transaction. The Company has agreed to indemnify Goldman Sachs for the breaches of the Company’s representations, warranties and covenants. THG has also agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business that was sold. Additionally, the Company provided transition services to Goldman Sachs from December 30, 2005 through December 31, 2006. These services included policy and claims processing, accounting and reporting, and other administrative services.

The Company accounted for the disposal of AFLIAC as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As such, the Company recognized losses of $0.2 million and $20.1 million in the first quarters of 2007 and 2006, respectively, which are presented in the Consolidated Statements of Income as Loss on Disposal of Variable Life Insurance and Annuity Business, a component of discontinued operations.

The loss in 2007 primarily consists of operations conversion costs associated with this variable business. Included in the 2006 charge of $20.1 million was a $15.0 million provision related to the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (“FIN 45”). This provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others for a subset of the Company’s former variable annuity business. This estimate is based on, among other things, the Company’s review of affected policies, mathematical extrapolations derived from such review, and management’s preliminary view of possible settlement ranges with the Internal Revenue Service and affected policyholders. The Company regularly reviews and updates its FIN 45 liability for legal and regulatory matter indemnities, including with respect to this matter. Although the Company believes its current estimate for its FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined. The remaining charge in the first quarter of 2006 of $5.1 million relates to after-tax net costs incurred for employee severance costs, net costs of transition services, operations conversion expenses and other litigation matters.

4. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2007 and 2006 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

In the first quarter of 2007, the Company reduced its valuation allowance related to its deferred tax asset by $3.7 million. This decrease resulted from unrealized appreciation of the Company’s investment portfolio, which is reflected in Accumulated Other Comprehensive Loss in the Shareholders’ Equity section of the Consolidated Balance Sheets. Accordingly, the Company recorded this decrease in the valuation allowance as an adjustment to Accumulated Other Comprehensive Loss. At March 31, 2007 and December 31, 2006, the deferred tax valuation allowance was $165.7 million and $169.4 million, respectively.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company or its subsidiaries is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 1995. The years 1995 through 2004 are currently under audit by the Internal Revenue Service (“I.R.S.”).

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized an $11.5 million decrease in the liability for unrecognized tax benefits, which was reflected as an increase in the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period beginning January 1, 2007 and ending March 31, 2007 is as follows:

Balance at January 1, 2007	$82.9
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at March 31, 2007	$82.9

Included in the March 31, 2007 balance are $51.2 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. During the first quarter of 2007, the Company recognized interest expense of $1.1 million. As of January 1, 2007 and March 31, 2007, the Company had accrued $34.6 million and $35.7 million of interest, respectively. Also, during the first quarter of 2007, the Company recorded a $2.4 million discrete income tax benefit for a settlement with the I.R.S. related to interest claims for 1977 through 1994. This settlement was received in April 2007. The Company has not recognized any penalties associated with unrecognized tax benefits.

The Company expects to settle U.S. income tax issues for the years 1995 through 2001 within the next 12 months. It is expected the settlement of these issues will result in a decrease to the balance of unrecognized tax benefits of approximately $28 million and a decrease in accrued interest of approximately $36 million.

5. Pension and Other Postretirement Benefit Plans

The Company’s defined benefit pension plans, which provided retirement benefits based on a cash balance formula, were frozen as of January 1, 2005; therefore, no further cash balance allocations have been credited for plan years beginning on or after January 1, 2005. In addition, certain transition group employees were eligible for a grandfathered benefit based upon service and compensation; such benefits were also frozen at January 1, 2005 levels with an annual transition pension adjustment. The Company has additional unfunded pension plans and postretirement plans to provide benefits to certain full-time employees, former agents, retirees and their dependents.

The components of net periodic benefit cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Three Months Ended March 31,
(In millions)	2007	2006	2007	2006
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.2	$0.1
Interest cost	7.3	7.4	1.2	0.9
Expected return on plan assets	(8.0)	(6.9)	—	—
Recognized net actuarial loss	—	3.1	0.2	0.2
Amortization of transition asset	(0.4)	(0.3)	—	—
Amortization of prior service cost	—	0.1	(0.6)	(1.4)

Net periodic (benefit) cost	$(1.1)	$3.4	$1.0	$(0.2)

6. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) March 31, 2007	December 31, 2006
ASSETS
Fixed maturities, at fair value (amortized cost of $503.8 and $492.8)	$505.4	$493.0
Mortgage loans	23.7	24.0
Policy loans	122.0	125.7
Cash and cash equivalents	0.5	21.9
Accrued investment income	10.1	10.5
Other assets	12.2	7.6

Total assets	$673.9	$682.7

LIABILITIES
Policy liabilities and accruals	$688.3	$686.8
Policyholder dividends	9.9	22.5
Other liabilities	2.5	2.8

Total liabilities	$700.7	$712.1

Excess of Closed Block liabilities over assets designated to the
Closed Block	$26.8	$29.4
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax benefit of $0.8	—	(1.4)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$26.8	$28.0

	(Unaudited) Three Months Ended March 31,
(In millions)	2007	2006
REVENUES
Premiums	$17.6	$18.2
Net investment income	9.6	10.1
Net realized investment gains (losses)	0.3	(0.2)

Total revenues	27.5	28.1

BENEFITS AND EXPENSES
Policy benefits	26.4	25.7
Policy acquisition and other operating expenses	—	0.1

Total benefits and expenses	26.4	25.8

Contribution from the Closed Block	$1.1	$2.3

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

7. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income:

	(Unaudited) Three Months Ended March 31,
(In millions)	2007	2006
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of income tax expense of $5.6 and $0.4 in 2007 and 2006	$21.0	$(64.0)
Less: reclassification adjustment for gains included in net income, net of income tax expense of $0.8 and $2.0 in 2007 and 2006	1.5	3.6

Total available-for-sale securities	19.5	(67.6)

Unrealized (depreciation) appreciation on derivative instruments:
Unrealized holding losses arising during period, net of income tax benefit of $0.2 in 2006	—	(0.1)
Less: reclassification adjustment for gains (losses) included in net income, net of income tax (expense) benefit of $(0.1) and $0.6 in 2007 and 2006	0.1	(1.0)

Total derivative instruments	(0.1)	0.9

Other comprehensive income (loss)	$19.4	$(66.7)

8. Segment Information

The Company’s primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines and Other Property and Casualty. The fourth operating segment, Life Companies, is in run-off. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“Statement No. 131”), the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. A summary of the Company’s reportable segments is included below.

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

The Life Companies segment consists primarily of a block of traditional life insurance products (principally the Closed Block), the group retirement annuity contract business and the guaranteed investment contract business, as well as certain non-insurance subsidiaries. Assets and liabilities related to the reinsured variable life insurance and annuity business, as well as the discontinued group life and health business, including group life and health voluntary pools, are also reflected in this segment.

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Three Months Ended March 31,
(In millions)	2007	2006
Segment revenues:
Property and Casualty:
Personal Lines	$393.6	$371.3
Commercial Lines	255.5	231.1
Other Property and Casualty Commercial	11.0	9.7

Total Property and Casualty	660.1	612.1
Life Companies	37.5	48.2
Intersegment revenues	(2.0)	(1.9)

Total segment revenues	695.6	658.4
Adjustments to segment revenues:
Net realized investment gains	2.3	5.6
Other income	0.2	0.6

Total revenues	$698.1	$664.6

Segment income before federal income taxes:
Property and Casualty:
Personal Lines:
GAAP underwriting income	$14.9	$18.4
Net investment income	29.5	26.6
Other	3.0	4.0

Personal Lines segment income	47.4	49.0
Commercial Lines:
GAAP underwriting income	20.9	11.8
Net investment income	27.3	26.1
Other	0.8	1.1

Commercial Lines segment income	49.0	39.0
Other Property and Casualty:
GAAP underwriting income (loss)	0.3	(0.3)
Net investment income	3.9	3.8
Other	0.3	0.2

Other Property and Casualty segment income	4.5	3.7

Total Property and Casualty	100.9	91.7
Life Companies	(0.9)	(1.9)
Interest on corporate debt	(10.0)	(10.0)

Segment income before federal income taxes	90.0	79.8
Adjustments to segment income:
Net realized investment gains, net of deferred acquisition cost amortization	1.9	5.8
Restructuring costs	—	(0.3)

Income from continuing operations before federal income taxes	$91.9	$85.3

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) March 31, 2007	December 31, 2006	(Unaudited) March 31, 2007	December 31, 2006
Property and Casualty (1)	$7,152.3	$7,043.7	$234.7	$228.4
Life Companies (2)	2,623.8	2,852.8	4.8	5.1
Intersegment eliminations (3)	0.1	(39.9)	—	—

Total	$9,776.2	$9,856.6	$239.5	$233.5

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued group life and health operations.
(3)	The 2006 balance reflects a $40.0 million dividend from FAFLIC to the holding company, which was paid in the first quarter of 2007.

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

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At March 31, 2007 and December 31, 2006, the discontinued segment had assets of approximately $334.5 million and $342.7 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $406.6 million and $415.4 million, respectively, consisting primarily of policy liabilities.

9. Stock-based Compensation

Compensation cost recorded pursuant to Statement No. 123(R) for the three months ended March 31, 2007 and 2006 was $4.4 million and $3.5 million, respectively, and the related tax benefit was $1.5 million and $1.2 million, respectively.

Stock awards issued to employees during the period were as follows:

	(Unaudited) Three months ended March 31,
	2007		2006
	Number issued	Weighted average grant date fair value	Number issued	Weighted average grant date fair value
Stock options	375,117	$13.41	100,000	$14.10
Restricted stock and stock units	144,522	$48.35	4,162	$44.58
Performance-based restricted stock units	44,570	$48.46	301,926	$46.34

10. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2007	2006
Basic shares used in the calculation of earnings per share	51.2	53.1
Dilutive effect of securities:
Employee stock options	0.5	0.5
Non-vested stock grants	0.2	—

Diluted shares used in the calculation of earnings per share	51.9	53.6

Per share effect of dilutive securities on income from continuing operations and net income	$(0.02)	$(0.01)

Diluted earnings per share for the three months ended March 31, 2007 and 2006 excludes 1.5 million and 1.1 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

11. Commitments and Contingencies

LITIGATION

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from her Cash Balance Plan (“Plan”) at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the plan understated the accrued benefit in the calculation. The Company is reviewing the complaint and has not yet filed an answer.

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit.

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of March 31, 2007, there were in excess of 200 such cases, six of which were styled as putative class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

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

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting the Company’s and the other defendant’s motion for leave to appeal. On February 28, 2007, the Fifth Circuit issued an Order expediting such appeal. Oral arguments for the appeal have been scheduled for the week of June 6, 2007.

Plaintiffs in several consolidated cases (including Sampia vs. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) have appealed an Order of Federal District Court Judge Vance dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal is currently pending in the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al. vs. State Farm Fire & Casualty Co., No. 06-30946. On April 27, 2007, the Fifth Circuit entered an Order expediting such appeal and scheduled oral arguments for the week of July 9, 2007.

The Company continues to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. The Company believes that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that the Company’s flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding, or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on the Company’s financial position, as well as on the Company’s results of operations. The Company has established its loss and loss adjustment reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in the Company having to pay damages for perils not otherwise covered.

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

On December 13, 2006, the Massachusetts Commissioner of Insurance issued an Order directing the implementation of an assigned risk plan for auto insurers to be phased in beginning April 2007. The proposed assigned risk plan would distribute the Massachusetts residual auto insurance market based on individual policyholder assignments rather than assigning carriers Exclusive Representative Producers. The Company believes this new plan would provide for a more equitable distribution of residual market risks across all carriers in the market and therefore such plan, if implemented, would not adversely affect its results of operations or financial position. In January 2007, however, the Commissioner of Insurance resigned and the then Acting Commissioner issued an Order suspending the implementation of the assigned risk plan until a review could be completed by the newly-elected Governor. On April 19, 2007, the newly appointed Commissioner of Insurance directed the Governing Committee of Commonwealth Automobile Reinsurers to consider amendments to a specific provision contained in the assigned risk plan and to submit any such amendments to the Commissioner for her consideration within 30 days. The Commissioner of Insurance will then render a decision on whether to approve such assigned risk plan. Separately, the Massachusetts Division of Insurance mandated a personal automobile rate decrease of 11.7% for 2007.

Legislation was enacted in Louisiana to extend the time period for Louisiana homeowners who have policy coverage claims arising out of hurricanes Katrina and Rita to take legal action against their insurance companies from the pre-existing 12 month period to 24 months from the date of loss. The Louisiana Supreme Court has determined that the legislation is constitutional. Legislation was also adopted which increased an insurer’s potential exposure if it is determined to have acted in bad faith in the claim adjustment process. Additionally, the State of Louisiana continues to impose regulatory restrictions on the Company’s ability to reduce exposure to areas affected by hurricanes Katrina and Rita and to increase or maintain rates on homeowners policies.

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

PART I

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	22
Executive Overview	22
Description of Operating Segments	22-23
Results of Operations	23-25
Segment Income	24
Other Items	24-25
Segment Results	26-35
Property and Casualty	26-34
Life Companies	34-35
Investment Portfolio	35-37
Income Taxes	37
Critical Accounting Estimates	37-40
Statutory Capital of Insurance Subsidiaries	40
Liquidity and Capital Resources	40-41
Off-Balance Sheet Arrangements	41
Contingencies and Regulatory Matters	41-44
Risks and Forward-Looking Statements	44
Glossary of Selected Insurance Terms	44-46

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and subsidiaries (“THG”) and should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; First Allmerica Financial Life Insurance Company (“FAFLIC”), our life insurance and annuity company; and certain other insurance and non-insurance subsidiaries.

Executive Overview

We remain focused on our primary strategy of profitably growing both our personal lines and commercial lines of business.

In our personal lines business, we continue to focus on making investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. We believe the market will be competitive in personal lines in 2007. New business premium growth continued in the first quarter of 2007. We expect the growth of new business to continue throughout the remainder of 2007. This includes expected growth from Connections™ Auto, our multivariate auto product, which is available in seventeen states and continues to account for most of our new personal automobile business. We have appointed almost 150 new agents in the first quarter of 2007 and expect that our focus on the development of these and additional new relationships with agents in the states where we conduct business will continue. At the same time, part of our strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Accordingly, we introduced a new homeowners product, Connections™ Home, during the first quarter of 2007, which is now available in ten states. Additionally, we are making investments in and looking to grow our umbrella product and other personal lines coverages throughout 2007.

In the commercial lines business, we believe that the market will continue to become more competitive during 2007. More significant price competition could require us to be more disciplined in our underwriting process to ensure that we continue to grow, only if margins are acceptable. In commercial lines, our focus is on improving partnerships with our existing agents while increasing premium levels with our existing partners. We continue to target, through mid-sized agents, small and first-tier middle markets, which encompass clients whose premiums are generally below $200,000. We plan to continue to develop our specialty businesses, particularly bond and inland marine, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders in our target markets. We have experienced significant growth in these specialty lines in the first quarter of 2007 and anticipate further growth in these lines throughout 2007. Our small commercial business will also continue to be a focus for 2007, as we emphasize and introduce enhancements to the product, technology and ease of doing business improvements in 2007. These improvements include expanded underwriting appetite for workers’ compensation and business owners policies, as well as additional coverage features in our business owners policies. Our technology investments are intended to provide our agents with the ability to view a customer’s full account and provide eligibility guidelines as well as other important ease of business improvements for our agents. We believe our specialty capabilities and small commercial opportunities coupled with distinctiveness in the middle market enables us to deliver significant value to our agents and policyholders in our target markets.

During the first quarter of 2007, our property and casualty group’s segment income increased approximately 10% compared to the prior year primarily due to favorable prior accident year loss performance in both Personal Lines and Commercial Lines. Partially offsetting this favorable loss performance were increases in underwriting and loss adjustment expenses (“LAE”). Over the past several years, we have made significant investments and increased expenses in order to, among other things, strengthen our product offerings and service capabilities, improve technology and our operating models, build expertise in our personnel and expand our distribution capabilities. The ability to achieve significant, profitable premium growth in 2007 and later years in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is key to our current strategy.

Description of Operating Segments

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines and Other Property and Casualty. Our fourth operating segment, Life Companies, is in run-off. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

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

Our consolidated net income for the first quarter of 2007 was $63.6 million, compared to $40.5 million for the same period in 2006. The $23.1 million increase in earnings is primarily due the reduction in the loss from the disposal of our variable life insurance and annuity business of $19.9 million. Additionally, our segment results increased $10.2 million primarily attributable to the property and casualty business, which was partially offset by a corresponding increase in federal income taxes on segment income of $6.2 million.

The following table reflects segment income as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of total segment income to consolidated net income.

	Three Months Ended March 31,
(In millions)	2007	2006
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$47.4	$49.0
Commercial Lines	49.0	39.0
Other Property and Casualty	4.5	3.7

Total Property and Casualty	100.9	91.7
Life Companies	(0.9)	(1.9)
Interest expense on corporate debt	(10.0)	(10.0)

Total segment income before federal income taxes	90.0	79.8

Federal income tax expense on segment income	(29.8)	(23.6)
Net realized investment gains, net of amortization	1.9	5.8
Federal income tax settlement	2.4	—
Restructuring costs	—	(0.3)
Federal income tax expense on non-segment items	(0.7)	(1.7)

Income from continuing operations, net of taxes	63.8	60.0
Discontinued operations:
Loss from disposal of variable life insurance and annuity business, net of taxes	(0.2)	(20.1)

Income before cumulative effect of change in accounting principle	63.6	39.9
Cumulative effect of change in accounting principle, net of taxes	—	0.6

Net income	$63.6	$40.5

Segment Income

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Property and Casualty segment income increased $9.2 million, or 10.0%, to $100.9 million in the first quarter of 2007, compared to $91.7 million in the first quarter of 2006. Catastrophe related activity increased by $7.0 million in the quarter. Excluding the impact of catastrophe related activity, earnings would have increased by $16.2 million. This improvement is primarily attributable to a $25.5 million increase in favorable development of prior years’ reserves in the first quarter of 2007, partially offset by $8.0 million of higher underwriting and LAE and by lower current accident year underwriting results. The increase in underwriting and LAE expenses was primarily due to higher employee related costs. The lower current accident year underwriting results, primarily in Personal Lines, resulted from higher losses.

Life Companies’ segment loss was $0.9 million in the first quarter of 2007 compared to a loss of $1.9 million during the same period in 2006. This improvement was primarily due to lower expenses and to decreased losses from our GIC product resulting from the continued run-off of our life business, partially offset by an increase in mortality in our traditional life business.

Our federal tax expense on segment income was $29.8 million for the first quarter of 2007, compared to $23.6 million for the same period in 2006. This increase is primarily due to higher underwriting income in our property and casualty business.

Other Items

Net realized gains on investments were $1.9 million and $5.8 million in the first quarters of 2007 and 2006, respectively. The net gains in both periods were primarily due to gains recognized from the sale of fixed maturities, partially offset by impairments of fixed maturities. Both the amount of gains recognized from sales of fixed maturities and the amount of impairment losses recognized in the quarter have decreased.

In the first quarter of 2007, we recorded a $2.4 million benefit for a settlement with the Internal Revenue Service related to interest claims for 1977 through 1994.

In 2005, we sold our variable life insurance and annuity business to The Goldman Sachs Group, Inc. (“Goldman Sachs”). In the first quarter of 2007, we recorded a loss of $0.2 million related to operations conversion expenses. In the first quarter of 2006, we recorded a $20.1 million loss on the sale, due to both a $15.0 million provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold, as well as a $5.1 million loss related to costs associated with the transition of this business to Goldman Sachs. The additional $15.0 million provision was recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which resulted in a benefit of $0.6 million. The adjustment was the result of remeasuring the value of certain stock-based awards at grant-date fair value that had previously been measured at intrinsic value.

Net income includes the following items by segment:

	Three Months Ended March 31, 2007
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(0.4)	$(0.3)	$1.0	$1.6	$1.9
Federal income tax settlement	—	—	—	2.4	2.4
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(0.2)	(0.2)

	Three Months Ended March 31, 2006
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses) (1)	$2.2	$2.2	$5.2	$(3.8)	$5.8
Restructuring costs	—	—	—	(0.3)	(0.3)
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(20.1)	(20.1)
Cumulative effect of change in accounting principle, net of taxes	0.2	0.3	—	0.1	0.6

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes corporate eliminations.

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which we believe are not indicative of core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Three Months Ended March 31,
(In millions)	2007	2006
Segment revenues
Net premiums written	$612.0	$574.0

Net premiums earned	$584.4	$540.9
Net investment income	60.7	56.5
Other income	15.0	14.7

Total segment revenues	660.1	612.1

Losses and operating expenses
Losses and loss adjustment expenses	353.1	327.8
Policy acquisition expenses	127.0	113.4
Other operating expenses	79.1	79.2

Total losses and operating expenses	559.2	520.4

Segment income	$100.9	$91.7

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Property and Casualty segment income increased $9.2 million, or 10.0%, to $100.9 million, in the first quarter of 2007, compared to $91.7 million in the first quarter of 2006. Catastrophe related activity increased by $7.0 million in the quarter, to $14.3 million, from $7.3 million in the same period of 2006. Excluding the impact of catastrophe related activity, earnings would have increased by $16.2 million. This increase is primarily attributable to higher favorable development of prior years’ reserves, partially offset by higher underwriting and loss adjustment expenses and lower current accident year underwriting results. Favorable development of prior years’ reserves increased by $25.5 million, to $52.0 million in the first quarter of 2007 from $26.5 million in the same period of 2006. This was partially offset by increased underwriting and LAE expenses of $8.0 million, primarily due to higher employee related costs. Also, earnings were negatively affected by lower current accident year results, primarily in Personal Lines, due to higher losses.

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

	Three Months Ended March 31,
	2007			2006
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)
Personal Lines:
Personal automobile	$273.5	56.6	0.1	$252.0	59.2	—
Homeowners	84.5	51.5	5.3	81.2	48.2	3.7
Other personal	8.3	39.8	4.1	8.4	9.2	—

Total Personal Lines	366.3	54.7	1.7	341.6	54.6	1.1

Commercial Lines:
Workers’ compensation	34.5	33.6	—	35.5	72.4	—
Commercial automobile	51.6	43.8	—	52.0	47.3	0.6
Commercial multiple peril	91.8	47.2	5.6	92.9	37.2	1.4
Other commercial	67.8	30.4	1.0	52.0	32.0	5.0

Total Commercial Lines	245.7	40.3	2.5	232.4	43.5	1.8

Total	$612.0	49.1	2.0	$574.0	50.4	1.3

	2007			2006
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	11.6	29.6	95.9	10.4	29.6	94.6
Commercial Lines	10.8	39.7	90.8	9.4	41.2	94.1
Total	11.3	33.4	93.8	10.1	33.9	94.4

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$0.6	$(2.5)	$0.3	$(1.6)	$14.8	$(4.1)	$—	$10.7
Prior year reserve development favorable (unfavorable)	21.5	30.5	—	52.0	7.3	19.5	(0.3)	26.5
Pretax catastrophe effect	(7.2)	(7.1)	—	(14.3)	(3.7)	(3.6)	—	(7.3)

GAAP underwriting profit (loss)	14.9	20.9	0.3	36.1	18.4	11.8	(0.3)	29.9
Net investment income	29.5	27.3	3.9	60.7	26.6	26.1	3.8	56.5
Fees and other income	3.8	4.1	7.1	15.0	4.9	3.9	5.9	14.7
Other operating expenses	(0.8)	(3.3)	(6.8)	(10.9)	(0.9)	(2.8)	(5.7)	(9.4)

Segment income	$47.4	$49.0	$4.5	$100.9	$49.0	$39.0	$3.7	$91.7

Personal Lines

Personal lines’ net premiums written increased $24.7 million, or 7.2%, to $366.3 million for the first quarter of 2007. This was primarily attributable to an increase in new business written in the personal automobile line due to the continued growth from our Connections Auto product and to the related appointment of new agents.

Policies in force in the personal automobile line of business increased 7.8% as compared to policies in force at the end of the first quarter of 2006, due to new business growth in selected states as a result of the continued growth from our Connections Auto product and the related appointment of new agents. This increase was partially offset by reduced exposures in New Jersey and Massachusetts, where the decline in policies in force is primarily due to the reduction of certain unprofitable agency relationships and certain group business that was not well aligned with our current strategy. Also in Massachusetts, the decline in policies in force was due to a state mandated change in the assignment of agencies for the Massachusetts Commonwealth Automobile Reinsurers pool.

Policies in force in the homeowners line of business decreased 1.7% compared to policies in force at the end of the first quarter of 2006, while decreasing modestly by 0.5% as compared to December 31, 2006. The decrease from prior year primarily reflects declines in Michigan, New Jersey, and Massachusetts. In Michigan, policies in force declined 3.6% compared to the first quarter of 2006, while decreasing 0.8% as compared to December 31, 2006, which we believe is due to the slowing economy of the state effecting new business production. In New Jersey, policies in force declined 12.7% compared to the first quarter of 2006, while decreasing 3.6% as compared to December 31, 2006, primarily due to our exiting certain group business that was not well aligned with our current strategy. In Massachusetts, the decrease was primarily driven by our decision to exit certain unprofitable agency relationships that were also not aligned with our current strategy and, to a lesser extent, by our actions to reduce coastal exposures.

Personal lines’ segment income decreased $1.6 million to $47.4 million for the first quarter of 2007, compared to $49.0 million for the same period in 2006. This was primarily the result of lower underwriting profit, excluding prior year reserve development and catastrophes, and a higher effect of catastrophes in 2007. These items were partially offset by an increase in favorable development on prior years’ loss and LAE reserves and higher net investment income.

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $14.2 million, from $14.8 million in the first quarter of 2006 to $0.6 million in 2007. This decline was primarily due to lower current accident year underwriting results of approximately $9 million due to an increase in non-catastrophe, weather related claims frequency in 2007, as well as an expected increase in current accident year losses due to our growth. Additionally, underwriting and LAE expenses were $5.3 million higher in the current quarter due to higher employee related costs.

Catastrophe related activity increased $3.5 million, from $3.7 million in the first quarter of 2006 to $7.2 million in the first quarter of 2007, primarily due to winter storms in the Midwest and Northeast. In addition, segment income was positively affected by an increase of $14.2 million in favorable development on prior years’ loss and LAE reserves to $21.5 million in the first quarter of 2007 from $7.3 million in 2006. The improvement in prior year reserve development is driven by personal auto liability and relates primarily to the three most recent accident years. Net investment income was $29.5 million for the first quarter of 2007, an increase of $2.9 million compared to the same period in the prior year, primarily due to increased operating cash flows.

Our ability to maintain and increase Personal Lines net written premiums and to maintain and improve underwriting results is expected to be affected by increasing price competition, our ability to achieve acceptable margins on new business and to retain our existing business, regulatory actions and our plans to continue to reduce coastal exposures. For example, the Massachusetts Commissioner of Insurance has ordered a reduction in net rates of personal automobile insurance of 11.7% beginning April 1, 2007, which follows a reduction of 8.7% in 2006. Also, new business, such as that which we are generating through Connections Auto, generally experiences higher loss ratios than renewal business, and is more difficult to predict. In certain states, we have experienced loss ratios with our Connections Auto personal automobile business which are currently higher than expected, particularly in states in which we have less experience and data. We have initiated several actions to improve our results in new business; however, our ability to maintain or increase earnings and continue to grow could be adversely affected should the loss ratios for new business prove to be higher than our pricing and profitability expectations.

In addition, as discussed under “Contingencies and Regulatory Matters – Other Regulatory Matters”, the state of Florida has taken actions which significantly affect the property and casualty insurance market in that state, including ordering rate reductions for homeowners insurance products and subjecting insurance companies that do business in the state to potentially significant assessments in the event of catastrophic losses that are insured or reinsured by state-sponsored insurance or reinsurance entities. While we have not determined our strategies in response to this action, or similar issues which may arise in other states with coastal exposures, such state actions or our responses thereto could have a significant impact on our underwriting margins and growth prospects.

Commercial Lines

Commercial lines’ net premiums written increased $13.3 million, or 5.7%, to $245.7 million for the first quarter of 2007. This increase is primarily attributable to growth in our other commercial lines business, primarily bonds and inland marine.

Commercial lines’ segment income increased $10.0 million, to $49.0 million in the first quarter of 2007 compared to $39.0 million in 2006. This was primarily the result of more favorable development of prior years’ loss and LAE reserves and improved underwriting results, excluding prior year reserve development and the effect of catastrophes, partially offset by a higher effect of catastrophes in 2007.

Favorable development of prior years’ loss and LAE reserves increased by $11.0 million, from $19.5 million for the first quarter of 2006 to $30.5 million in 2007. This improvement occurred across most lines, particularly the workers’ compensation and commercial automobile lines of business.

Our underwriting loss, excluding prior year reserve development and catastrophes decreased by $1.6 million, from a loss of $4.1 million in the first quarter of 2006 to a loss of $2.5 million in 2007. This was primarily due to an estimated $4 million of improved current accident year results due to earned premium growth in our bond and inland marine lines of business, partially offset by higher current accident year losses in most other commercial lines. This was partially offset by increased underwriting and LAE expenses of $1.8 million primarily attributable to higher employee related costs.

Catastrophe related activity increased $3.5 million, from $3.6 million in the first quarter of 2006 to $7.1 million in the first quarter of 2007, primarily due to winter storms in the Midwest and Northeast.

We have experienced increasing competition in our commercial lines of business. In addition, we believe the industry experienced overall rate decreases during 2006 and into the first quarter of 2007. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by increased price competition.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $0.8 million, to $4.5 million in the first quarter of 2007 from $3.7 million for the same period in 2006, primarily due to improved underwriting results from our voluntary pools.

Investment Results

Net investment income increased $4.2 million, or 7.4%, to $60.7 million for the quarter ended March 31, 2007. The increase in net investment income reflects an increase in average invested assets due to increased operational cash flows and income from a fixed maturity call premium payment. The average pre-tax yield on fixed maturities was 5.7% for the first quarter of 2007 and 5.6% for the first quarter of 2006.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At March 31, 2007 and December 31, 2006, total recorded reserves, including direct reserves and voluntary and involuntary pool reserves, were 5.7% greater than actuarially indicated point estimates.

Management’s Review of Judgments and Key Assumptions

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly workers’ compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims change regularly. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business. In such cases, there is less historical experience or knowledge and less data upon which actuaries can rely. We maintain a practice of significantly limiting the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical malpractice liability. The industry has experienced adverse loss trends in these lines of business.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years, excluding development related to Hurricane Katrina, developed favorably by $52.0 million and $26.5 million for the quarters ended March 31, 2007 and 2006, respectively, which represents 1.6% and 0.8% of loss reserves held, respectively. Reserves for Hurricane Katrina developed favorably by $3.5 million in the first quarter of 2006.

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

In 2005, we experienced significant catastrophe losses associated with Hurricane Katrina and established gross loss and LAE reserves of approximately $535 million and incurred a reinstatement premium of $27 million. Our loss estimate for Hurricane Katrina was developed using closed claims data, an analysis of the claims reported to date and estimated values of properties in the affected areas. Wind-speed data, flood maps and intelligence provided by on-the-ground staff and independent adjusters, were used to project anticipated claims and damage projections. Anticipated costs for demand surge (increased costs for construction material and labor due to the increased damage resulting from the hurricane) were also included in the estimate. However, estimating losses following a major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event, including the legal and regulatory uncertainty, difficulty in accessing portions of the affected areas, the complexity of factors contributing to the losses, delays in claim reporting, aggravating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas.

In 2006, trends in claims activity caused us to reevaluate and increase our estimate of Hurricane Katrina net loss by approximately $59 million on a pre-tax basis, or $48.6 million, net of reinsurance on a pre-tax basis, for the year ended December 31, 2006. In Commercial Lines, the estimate of net losses increased primarily due to the recognition of higher business interruption exposure as more complete information was provided by insureds in response to our initiative to obtain related documentation, the impact of disputes related to wind versus water as cause of loss, the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. In Personal Lines, the estimate of net losses increased by approximately $3 million, primarily due to the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. The estimate of loss adjustment expenses also increased by $8.4 million, driven primarily by an increase in litigation activity leading up to the pre-existing one year limit on a homeowner policyholders’ ability to challenge claims (this period was extended to two years by legislative action) and a change to the Louisiana bad faith law. We are also defendants in various litigation, including putative class actions, which dispute the scope or enforceability of the “flood exclusion”, claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (see also Contingencies and Regulatory Matters). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

Loss Reserves by Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into six broader lines of business: personal automobile, homeowners, workers’ compensation, commercial automobile, commercial multiple peril, and other personal and commercial lines.

The process of estimating reserves involves considerable judgment by management and is inherently uncertain. Actuarial point estimates by lines of business are the primary bases for determining ultimate expected losses and LAE and the level of net reserves required; however, other factors are considered as well. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the amount of data or experience we have with respect to a particular product or geographic area, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. The table below shows our recorded net reserves, net of reinsurance, and the actuarial reserve point estimates by line of business at March 31, 2007 and December 31, 2006.

	March 31, 2007		December 31, 2006
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$696.2	$664.8	$700.7	$670.1
Homeowners	113.3	110.6	106.4	103.7
Other Personal Lines	25.6	24.0	26.1	23.5
Workers’ Compensation	388.7	373.7	398.0	382.2
Commercial Automobile	163.2	153.9	162.4	152.5
Commercial Multiple Peril	482.3	442.2	486.6	447.9
Other Commercial Lines	159.4	141.5	158.3	140.0
Asbestos and Environmental	24.4	20.5	24.7	20.5
Pools and Other	209.8	209.8	211.1	211.1

Total	$2,262.9	$2,141.0	$2,274.3	$2,151.5

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at March 31, 2007 and December 31, 2006 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes in commercial lines and recent adverse property related frequency trends in certain commercial line coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the likelihood of continued adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. In our Personal Lines segment, management considered the significant growth in our new business with the new Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets. Our lack of credible actuarial data to estimate losses in these new geographical areas and agency relationships causes uncertainty in estimating ultimate reserves and requires considerable judgment by management. Also in Personal Lines, management considered the significant improvement in frequency trends the industry has experienced over the past several years in these lines of business which were unanticipated and remain to some extent unexplained. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At March 31, 2007 and December 31, 2006, total recorded reserves, including direct reserves and voluntary and involuntary pool reserves, were 5.7% greater than actuarially indicated point estimates.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Three Months Ended March 31,
(In millions)	2007	2006
Reserve for losses and LAE, beginning of period	$3,163.9	$3,458.7
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	405.0	357.7
Decrease in provision for insured events of prior years; favorable development	(52.0)	(26.5)
Hurricane Katrina	—	(3.5)

Total incurred losses and LAE	353.0	327.7

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	115.1	98.3
Losses and LAE attributable to insured events of prior years	233.6	252.4
Hurricane Katrina	15.7	24.6

Total payments	364.4	375.3

Change in reinsurance recoverable on unpaid losses	4.6	(170.7)

Reserve for losses and LAE, end of period	$3,157.1	$3,240.4

The table below summarizes the gross reserve for losses and LAE by line of business.

(In millions)	March 31, 2007	December 31, 2006
Personal Automobile	$1,256.2	$1,256.9
Homeowners and Other	181.8	174.4

Total Personal	1,438.0	1,431.3
Workers’ Compensation	616.3	626.7
Commercial Automobile	232.1	229.4
Commercial Multiple Peril	576.8	582.8
Other Commercial	293.9	293.7

Total Commercial	1,719.1	1,732.6

Total reserve for losses and LAE	$3,157.1	$3,163.9

The total reserve for losses and LAE as disclosed in the above table decreased by $6.8 million for the quarter ended March 31, 2007. The decrease in 2007 was mostly a result of payments to insureds for Hurricane Katrina.

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

The table below summarizes the change in the provision for insured events of prior years, excluding those related to Hurricane Katrina (see Management’s Review of Judgments and Key Assumptions for a further discussion of Hurricane Katrina), by line of business.

	Three Months Ended March 31,
(In millions)	2007	2006
Increase (decrease) in loss provision for insured events of prior years:
Personal Automobile	$(25.6)	$(7.7)
Homeowners and Other	2.7	0.5

Total Personal	(22.9)	(7.2)

Workers’ Compensation	(10.0)	(1.6)
Commercial Automobile	(4.5)	(1.5)
Commercial Multiple Peril	(6.4)	(10.2)
Other Commercial	(7.0)	(3.1)

Total Commercial	(27.9)	(16.4)

Voluntary Pools	—	0.3

Decrease in loss provision for insured events of prior years	(50.8)	(23.3)
Decrease in LAE provision for insured events of prior years	(1.2)	(3.2)

Decrease in total loss and LAE provision for insured events of prior years	$(52.0)	$(26.5)

Estimated loss reserves for claims occurring in prior years developed favorably by $50.8 million and $23.3 million during the first quarter of 2007 and 2006, respectively. The favorable loss reserve development during the first quarter of 2007 is primarily the result of lower bodily injury claim frequency in the personal automobile line, primarily in the three most recent accident years, and lower severity in the workers’ compensation line, also primarily in the three most recent accident years. In addition, lower frequency of liability claims in the commercial multiple peril line for the 2005 and prior accident years contributed to the favorable development.

The favorable loss reserve development during the first quarter of 2006 is primarily the result of lower claim severity in the most recent accident years in the commercial multiple peril line and other commercial lines. In addition, the personal automobile line experienced decreases in claim frequency of liability-related claims in the 2005 accident year. Partially offsetting these items was adverse development, primarily in the 2005 accident year, in the homeowners line during the first quarter of 2006.

During the first quarter of 2007 and 2006, estimated LAE reserves for claims occurring in prior years developed favorably by $1.2 million and $3.2 million, respectively. Development in the first quarter of 2007 and 2006 was favorably affected by improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses, primarily in the commercial multiple peril and workers’ compensation lines. In the first quarter of 2007, this favorable development was partially offset by adverse development of LAE reserves due to a litigation settlement.

Although we have experienced significant favorable development in both losses and LAE in recent years, there can be no assurance that this level of favorable development will occur in the future. We believe that we will experience less favorable development in the future than we have experienced recently.

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.4 million and $24.7 million at March 31, 2007 and December 31, 2006, respectively, net of reinsurance of $12.4 million and $13.8 million at March 31, 2007 and December 31, 2006, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the last three years. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $56.4 million at March 31, 2007 and $57.0 million at December 31, 2006. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

We estimate our ultimate liability for asbestos, environmental and toxic tort liability claims, whether resulting from direct business assumed reinsurance or pool business, based upon currently known facts, reasonable assumptions where the facts are not known, current law and methodologies currently available. Although these outstanding claims are not significant, their existence gives rise to uncertainty and are discussed because of the possibility that they may become significant. We believe that, notwithstanding the evolution of case law expanding liability in asbestos and environmental claims, recorded reserves related to these claims are adequate. Nevertheless, the asbestos, environmental and toxic tort liability reserves could be revised if the estimates used in determining the liability are revised, and any such revisions could have a material adverse effect on our results of operations for a particular quarter or annual period or on our financial position.

Life Companies

On December 30, 2005, we sold all of the outstanding shares of capital stock of AFLIAC, a life insurance subsidiary representing approximately 95% of our run-off variable life insurance and annuity business, to Goldman Sachs. The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, FAFLIC provided transition services to Goldman Sachs from December 30, 2005 through December 31, 2006.

Description of Life Companies Segment

Our Life Companies segment is discussed in two major components: Continuing Operations and Discontinued Operations. Our Life Companies Continuing Operations business includes the run-off blocks of traditional life insurance products (principally the Closed Block), our group retirement annuity contract business, our discontinued group life and health business, including group life and health voluntary pools, our GIC business and certain non-insurance subsidiaries. Our Discontinued Operations reflects the net costs associated with the aforementioned sale of AFLIAC, including those incurred to provide transition services, employee severance costs, indemnification costs and operations conversion costs.

Continuing Operations

The following table summarizes the results of operations for the Continuing Operations segment for the periods indicated.

	Three Months Ended March 31,
(In millions)	2007	2006
Segment revenues
Premiums	$17.8	$18.5
Net investment income	19.3	23.7
Fees and other income	0.4	6.0

Total segment revenue	37.5	48.2

Policy benefits, claims and operating expenses
Policy benefits, claims and losses	32.0	32.2
Policy acquisition and other operating expenses	6.4	17.9

Total policy benefits, claims and operating expenses	38.4	50.1

Segment loss	$(0.9)	$(1.9)

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Life Companies’ Continuing Operations segment loss was $0.9 million in the first quarter of 2007, compared to a loss of $1.9 million during the same period in 2006. This improvement was primarily due to lower expenses and decreased losses from our GIC product resulting from the continued run-off of our life business. This improvement was partially offset by increased mortality costs in our traditional life business.

Discontinued Operations

Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business

	Three Months Ended March 31,
(In millions)	2007	2006
Loss on sale of AFLIAC variable life insurance and annuity business	$0.2	$20.1

For the quarter ended March 31, 2007, we recorded a loss of $0.2 million, net of tax, primarily due to conversion costs associated with our variable business. For the quarter ended March 31, 2006, we recorded a loss of $20.1 million, net of tax, primarily due to a charge of $15.0 million for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45 and to a charge of $5.1 million related to after-tax net costs incurred for employee severance costs, net costs of transition services, operations conversion expenses and litigation matters.

As of March 31, 2007, our total FIN 45 liability was $32.4 million on a pre-tax basis. Although we believe our current estimate for our FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	March 31, 2007		December 31, 2006
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$5,671.4	92.7%	$5,629.0	90.3%
Equity securities (1)	18.6	0.3%	17.2	0.3%
Mortgages	56.3	0.9%	57.1	0.9%
Policy loans (1)	122.0	2.0%	125.7	2.0%
Cash and cash equivalents (1)	218.5	3.6%	372.7	6.0%
Other long-term investments	33.3	0.5%	35.4	0.5%

Total	$6,120.1	100.0%	$6,237.1	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $117.0 million, or 1.9%, to $6.1 billion during the first quarter of 2007, of which cash and cash equivalents decreased $154.2 million partially offset by a $42.4 million increase in fixed maturities. Cash and cash equivalents decreased primarily due to a lower balance of collateral held related to our securities lending program, as well as the timing of fixed maturity purchases. Fixed maturities increased due to purchases resulting from improved operational cash flows in our property and casualty business and market value appreciation. These increases were partially offset by the sale of fixed maturities in the Life Companies to fund the run-off of life operations.

Our fixed maturity portfolio is comprised primarily of investment grade corporate fixed securities, mortgage-backed securities, U.S. government and agency securities, tax-exempt issues of state and local governments, and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), our fixed maturity portfolio held 93.9% of investment grade securities at March 31, 2007 and 94.0% at December 31, 2006.

The following table provides information about the credit quality of our fixed maturities.

(In millions, except percentage data)		March 31, 2007			December 31, 2006
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$4,079.7	$4,073.9	71.8%	$4,095.7	$4,073.6	72.3%
2	Baa	1,250.5	1,250.0	22.1%	1,221.0	1,216.0	21.6%
3	Ba	136.2	139.2	2.4%	127.0	129.6	2.3%
4	B	146.1	153.0	2.7%	154.6	161.9	2.9%
5	Caa and lower	49.8	52.4	0.9%	43.7	45.0	0.8%
6	In or near default	1.2	2.9	0.1%	1.2	2.9	0.1%

Total fixed maturities		$5,663.5	$5,671.4	100.0%	$5,643.2	$5,629.0	100.0%

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we expect to invest a portion of funds in equity securities and we may invest a portion in below investment grade fixed maturities. The average yield on fixed maturities was 5.7% for March 31, 2007 and 5.6% for December 31, 2006.

At March 31, 2007, $143.9 million of our fixed maturities were invested in traditional private placement securities, as compared to $121.1 million at December 31, 2006. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $0.5 million of realized losses on other-than-temporary impairments of fixed maturities for the first quarter of 2007, as compared to $3.1 million for the first quarter of 2006, principally resulting from our exposure to below investment grade securities. In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities that have been continuously in an unrealized loss position.

	March 31, 2007		December 31, 2006
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
12 months or less	$7.5	$893.4	$13.2	$1,322.1
Greater than 12 months	43.2	2,109.8	55.4	2,089.5

Total investment grade fixed maturities	50.7	3,003.2	68.6	3,411.6

Below investment grade fixed maturities:
12 months or less	0.4	41.3	1.3	68.3
Greater than 12 months	—	7.6	—	—

Total below investment grade fixed maturities	0.4	48.9	1.3	68.3

Total fixed maturities	$51.1	$3,052.1	$69.9	$3,479.9

We had $51.1 million of gross unrealized losses on fixed maturities at March 31, 2007, as compared to $69.9 million at December 31, 2006. The decrease in gross unrealized losses of investment grade fixed maturity investments is primarily due to the impact of lower market interest rates. The decrease in gross unrealized losses of below investment grade fixed maturity investments is primarily due to other-than-temporary impairments of fixed maturities during the first quarter of 2007 and improvement in market price levels of below investment grade credit risk at March 31, 2007 compared to December 31, 2006. Obligations of U.S. Treasury, U.S. government and agency securities, states and political subdivisions had associated gross unrealized losses of $8.0 million at March 31, 2007 and $10.9 million at December 31, 2006. At March 31, 2007 and December 31, 2006, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations, we may decide to subsequently sell a security for unforeseen business needs, or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period at March 31, 2007 and December 31, 2006. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage- backed securities are included in the category representing their ultimate maturity.

(In millions)	March 31, 2007	December 31, 2006
Due in one year or less	$0.6	$0.8
Due after one year through five years	10.2	13.4
Due after five years through ten years	20.9	29.9
Due after ten years	19.4	25.8

Total fixed maturities	$51.1	$69.9

The carrying value of fixed maturity securities on non-accrual status at March 31, 2007 and December 31, 2006, as well as the effect that non-accruals had on net investment income were not material. Although we did not experience defaults in the first quarter of 2007, any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

The provision for federal income taxes from continuing operations was an expense of $28.1 million during the first quarter of 2007 compared to $25.3 million during the same period in 2006. These provisions resulted in consolidated effective federal tax rates of 30.6% and 29.7% for the quarters ended March 31, 2007 and 2006, respectively. This increase in the tax rate is primarily due to higher underwriting income in our Property and Casualty business, as well as a reduced level of tax exempt interest in the current year, partially offset by a $2.4 million benefit realized in 2007 for a settlement with the Internal Revenue Service of interest claims for 1977 through 1994.

In the first quarter of 2007, we reduced our valuation allowance related to our deferred tax asset by $3.7 million. This decrease resulted from unrealized appreciation of our investment portfolio, which is reflected in Accumulated Other Comprehensive Loss in the Shareholders’ Equity section of the Consolidated Balance Sheets. Accordingly, we recorded this decrease in valuation allowance as an adjustment to Accumulated Other Comprehensive Loss. At March 31, 2007 and December 31, 2006, our deferred tax valuation allowance was $165.7 million and $169.4 million, respectively.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). As a result of the implementation of FIN 48, we recognized an $11.5 million decrease in the liability for unrecognized tax benefits, which was reflected as an increase in the January 1, 2007 balance of retained earnings.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at March 31, 2007 and December 31, 2006 included the current extent to which growth and product mix changes in our Commercial Lines segment have affected our ultimate loss trends, the significant growth in our Personal Lines new business and related growth in a number of states, the significant improvement in personal lines frequency trends the industry has experienced over the past couple of years which were unanticipated and remain to some extent unexplained, significant growth and product mix changes in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses and the likelihood of continued adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At March 31, 2007 and December 31, 2006, total recorded reserves were 5.7% greater than actuarially indicated point estimates. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2006 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years, excluding those related to Hurricane Katrina, developed favorably by $52.0 million and $26.5 million for the quarters ended March 31, 2007 and 2006, respectively, which represents 1.6% and 0.8% of loss reserves held, respectively. Also, in the first quarter of 2006, reserves for Hurricane Katrina developed favorably by $3.5 million. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1–Business in our Annual Report on Form 10-K for the year ended December 31, 2006 for guidance related to the annual development of our loss and LAE reserves.

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

In 2006, trends in claims activity caused us to re-evaluate and increase our estimate of Hurricane Katrina net loss and loss adjustment reserves. In Commercial Lines, the estimate of net losses increased primarily due to the recognition of higher business interruption exposure as more complete information was provided by insureds in response to our initiative to obtain related documentation, the impact of disputes related to wind versus water as the cause of loss, and the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. In Personal Lines, the estimate of net losses increased primarily due to the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. The estimate of loss adjustment expenses also increased, driven primarily by an increase in litigation activity leading up to the pre-existing one year limit on a homeowner policyholders’ ability to challenge claims (this period was extended to two years by legislative action) and a change to the Louisiana bad faith law. We are also defendants in various litigation, including putative class actions, which dispute the scope or enforceability of the “flood exclusion”, claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (see Contingencies and Regulatory Matters). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

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

The discount rate enables us to state expected future cash flows as a present value on the measurement date. We also utilize this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. We determined our discount rate utilizing the December 31, 2006 Citigroup Pension Discount Curve. At December 31, 2006, based upon our plan assets in relation to this discount curve, we increased our discount rate to 5.88%, from 5.50% at December 31, 2005.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. For the years ended December 31, 2006 and 2005, the expected rate of return on plan assets was 8.25%. Increases in actual returns on plan assets will generally reduce our net actuarial losses that are reflected in our accumulated other comprehensive loss balance in shareholders’ equity.

As a result of an increase in the actual return on assets in 2006, as well as demographic participant changes, and a slight increase in the 2006 year-end discount rate, we expect our pre-tax pension expense to decrease by approximately $18 million in 2007 from an expense of $12.9 million in 2006 to a benefit of $4.6 million in 2007.

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

Statutory Capital of Insurance Subsidiaries

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for FAFLIC and Hanover Insurance, as of March 31, 2007, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover Insurance (1)	$1,516.1	$480.0	$240.0	316%	632%
FAFLIC	174.3	40.0	20.0	436%	872%

(1)	Hanover Insurance’s Total Adjusted Capital includes $662.0 million related to its subsidiary, Citizens.

The total adjusted statutory capital position of Hanover Insurance improved $52.5 million during the first quarter of 2007, primarily due to improved underwriting results in our property and casualty business. The total adjusted statutory capital position of FAFLIC declined during 2007, from $179.9 million at December 31, 2006 to $174.3 million at March 31, 2007. The decrease in statutory surplus primarily resulted from the timing of certain accrued liabilities and non-admitted expenses as well as litigation costs, partially offset by the recognition of tax attributes.

The improvement of FAFLIC’s RBC ratios reflects lower required risk-based capital primarily due to lower asset and statutory reserve levels as a result of the continued run-off of our life business.

Liquidity and Capital Resources

Net cash used for operating activities was $40.6 million during the first quarter of 2007, as compared to $132.8 million in 2006. The $92.2 million decrease in cash used for operating activities primarily resulted from lower payments in 2007 associated with Hurricane Katrina, to both reinsurers for reinstatement premiums and other funding, and to policyholders for claims. In addition, cash from operations improved in 2007 due to higher underwriting results in our property and casualty business.

Net cash used in investing activities was $31.0 million during the first quarter of 2007 while net cash provided by investing activities was $95.7 million for the same period of 2006. During 2007, cash was used primarily to fund the net activity of our premium financing business. In addition, cash was used to fund net purchases of fixed maturity securities, resulting from improved underwriting results of our property and casualty business, partially offset by the run-off of our Life operations. During 2006, cash was primarily provided by net sales of fixed maturity securities to fund the current and near term maturities of long-term funding agreements and the payment of 2005 contingent commissions.

Net cash used in financing activities was $82.6 million during the first quarter of 2007, compared to $114.2 million for the same period of 2006. In 2007, cash used in financing activities included a net repayment of $89 million related to our securities lending program. Cash was used in 2006 primarily to fund our share repurchase program.

At March 31, 2007, THG, as a holding company, held $327.0 million of cash and fixed maturities. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2007, which currently consist primarily of interest on the senior debentures and junior subordinated debentures, and to pay certain federal income tax liabilities expected to become due in 2007. We also expect that the holding company will be required to make payments in 2007 related to indemnification of liabilities associated with the sale of the variable life insurance and annuity business. However, we currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2007 holding company obligations.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. Based on current law, we are required to contribute $39.0 million in 2007, of which $16.2 million has been paid through April 2007. We expect to continue to make additional cash contributions to our qualified defined benefit pension plan in future years. As the single employer of THG, the funding of these plans is the responsibility of FAFLIC. Contributions to the qualified defined benefit pension plan do not affect the statutory surplus of FAFLIC.

Our insurance subsidiaries, including FAFLIC, maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments and short-term investments. We had no commercial paper borrowings as of March 31, 2007, and we do not anticipate utilizing commercial paper in 2007.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contingencies and Regulatory Matters

LITIGATION AND CERTAIN REGULATORY MATTERS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from her Cash Balance Plan (“Plan") at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We are reviewing the complaint and have not yet filed an answer.

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of March 31, 2007, there were in excess of 200 such cases, six of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

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

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting our and the other defendant’s motion for leave to appeal. On February 28, 2007, the Fifth Circuit issued an Order expediting such appeal. Oral arguments for the appeal have been scheduled for the week of June 6, 2007.

Plaintiffs in several consolidated cases (including Sampia vs. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) have appealed an Order of Federal District Court Judge Vance dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal is currently pending in the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al. vs. State Farm Fire & Casualty Co., No. 06-30946. On April 27, 2007, the Fifth Circuit entered an Order expediting such appeal and scheduled oral arguments for the week of July 9, 2007.

We continue to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. We believe that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that our flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on our financial position, as well as on our results of operations. We have established our loss and loss adjustment reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered.

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

OTHER REGULATORY MATTERS

On December 13, 2006, the Massachusetts Commissioner of Insurance issued an Order directing the implementation of an assigned risk plan for auto insurers to be phased in beginning April 2007. The proposed assigned risk plan would distribute the Massachusetts residual auto insurance market based on individual policyholder assignments rather than assigning carriers Exclusive Representative Producers. We believe this new plan would provide for a more equitable distribution of residual market risks across all carriers in the market and therefore such plan, if implemented, would not adversely affect our results of operations or financial position. In January 2007, however, the Commissioner of Insurance resigned and the then Acting Commissioner issued an Order suspending the implementation of the assigned risk plan until a review could be completed by the newly-elected Governor. On April 19, 2007, the newly appointed Commissioner of Insurance directed the Governing Committee of Commonwealth Automobile Reinsurers to consider amendments to a specific provision contained in the assigned risk plan and to submit any such amendments to the Commissioner for her consideration within 30 days. The Commissioner of Insurance will then render a decision on whether to approve such assigned risk plan. Separately, the Massachusetts Division of Insurance mandated a personal automobile rate decrease of 11.7% for 2007.

Legislation was enacted in Louisiana to extend the time period for Louisiana homeowners who have policy coverage claims arising out of hurricanes Katrina and Rita to take legal action against their insurance companies from the pre-existing 12 month period to 24 months from the date of loss. The Louisiana Supreme Court has determined that the legislation is constitutional. Legislation was also adopted which increased an insurer’s potential exposure if it is determined to have acted in bad faith in the claim adjustment process. Additionally, the State of Louisiana continues to impose regulatory restrictions on our ability to reduce exposure to areas affected by hurricanes Katrina and Rita and to increase or maintain rates on homeowners policies.

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

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II – Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

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

Expense ratio, GAAP – This ratio reflects underwriting expenses to earned premiums.

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

Loss adjustment expense (LAE) ratio, GAAP – The ratio of loss adjustment expenses to earned premiums for a given period.

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

Statutory accounting principles – Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DICLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006, included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the first three months of 2007 to these risks or our management of them.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on our controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no such change during the fiscal quarter ended March 31, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from her Cash Balance Plan (“Plan”) at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We are reviewing the complaint and have not yet filed an answer.

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of March 31, 2007, there were in excess of 200 such cases, six of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

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

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting our and the other defendant’s motion for leave to appeal. On February 28, 2007, the Fifth Circuit issued an Order expediting such appeal. Oral arguments for the appeal have been scheduled for the week of June 6, 2007.

Plaintiffs in several consolidated cases (including Sampia vs. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) have appealed an Order of Federal District Court Judge Vance dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal is currently pending in the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al. vs. State Farm Fire & Casualty Co., No. 06-30946. On April 27, 2007, the Fifth Circuit entered an Order expediting such appeal and scheduled oral arguments for the week of July 9, 2007.

We continue to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. We believe that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that our flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding, or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on our financial position, as well as on our results of operations. We have established our loss and LAE reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered.

ITEM 1A –RISK FACTORS

Risks and Forward-Looking Statements

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for 2007 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in this Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance” and similar expressions are intended to identify forward-looking statements. See “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2006. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply.

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

Risks Relating To Our Property And Casualty Insurance Business

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years, including risks indirectly insured through various mandatory market mechanisms or through discontinued pools which are included in the Other Property and Casualty segment (our retained Life Companies business also includes discontinued pools which present similar risks) or the expected decline in the amount of favorable development which has been realized in recent periods; (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, whether as the result of an increasingly competitive product pricing environment, the adoption by competitors of strategies to increase agency appointments and commissions, as well as marketing and advertising expenditures or otherwise; (iii) heightened competition, including the recent intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) failure to obtain new customers, retain existing customers or reductions of policies in force by existing customers, whether as a result of recent competition or otherwise; (v) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (vi) restrictions on insurance underwriting; (vii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, limitations on the use of credit scoring, such as the proposal to ban the use of credit scores with respect to personal lines in Michigan and Florida or arising out of the pending report on credit scores to be issued by the U.S Fair Trade Commission or interpretations of the Fair Credit Reporting Act such as are currently under review by the United States Supreme Court (see, for example, Safeco Insurance Company of America v. Charles Burr, et al. No. 06-84), restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best, whether due to additional capital requirements or the Company’s underwriting performance or other factors; (ix) industry-wide change resulting from investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new personal lines products, such as our multivariate auto and our new homeowners products, and related technology changes and new personal and commercial lines operating models; and (xi) disruptions caused by the pending implementation of a new claims system for both the personal and commercial automobile lines. Additionally, our profitability could be affected by adverse catastrophe experience, severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk. This factor, along with the increased cost of reinsurance, may result in insurers seeking to diversify their geographic exposure which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in non-coastal markets such as the Midwest. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of profits from operations in the Midwest.

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

Hurricane Katrina has also contributed to uncertainty regarding the reinsurance marketplace, which also experienced significant losses related to this catastrophe. We anticipate that the cost of and ability to obtain reinsurance coverages similar to our current programs will continue to be adversely affected by these factors. Changes in the reinsurance marketplace in 2006 resulted in the renewal of our property catastrophe occurrence treaty at higher retention levels with slightly higher coverage, as well as the non-renewal of our property catastrophe aggregate treaty. Changes in our reinsurance program, although dependent on the nature and number of catastrophes, may result in our incurring additional losses and ultimately decreased profits in future periods.

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates. In addition, underwriting results and segment income could be adversely affected by changes in the current favorable frequency and loss trends generally being experienced industry-wide. Results in personal lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the current economic environment in Michigan, proposals in Michigan to reduce rates or expand coverage, or the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores), by unfavorable loss trends that may result in New Jersey due to that state’s supreme court ruling relating to the no-fault tort threshold, and by disruptions caused by judicial and potential legislative and executive branch intervention related to rules proposed by the former Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market, as well as the April 1, 2007 reduction in personal automobile rates.

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

Additionally, during the past few years we have made, and our current plans are to continue to make, significant investments in our personal lines and commercial lines businesses to, among other things, strengthen our product offerings and service capabilities, improve technology and our operating models, build expertise in our personnel, and expand our distribution capabilities, with the ultimate goal of achieving significant and sustained profitable growth and obtaining favorable returns on these investments. In order for these investment strategies to be profitable, we must achieve both profitable premium growth and the successful implementation of our operating models so that our expenses do not increase proportionately with growth. The ability to grow profitably throughout the property and casualty “cycle” is crucial to our current strategy. There can be no assurance that we will be successful in profitably growing our business, or that we will not alter our current strategy due to changes in our markets or an inability to successfully maintain acceptable margins on new business or for other reasons, in which case written and earned premium, property and casualty segment income and net book value could be adversely affected.

Recent significant increases and expected further increases in the number of participants or insureds in state-sponsored reinsurance pools or FAIR Plans, particularly in the states of Massachusetts, Louisiana and Florida, combined with regulatory restrictions on the ability to adequately price, underwrite, or non-renew business, could expose us to significant exposures and assessment risks.

Risks Relating To Our Life Companies

Our businesses may be affected by (i) adverse actions related to legal and regulatory actions described under “Contingencies and Regulatory Matters” on pages 41 to 44 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, including those which are subject to the “FIN 45” reserve described under “Life Companies – Discontinued Operations – Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business” on page 35 of Management’s Discussion and analysis of Financial Condition and Results of Operations of this Form 10-Q; (ii) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); (iii) possible claims relating to sales practices for insurance and investment products or our historical administration of such products, including with respect to activities of our former agents; (iv) adverse trends in mortality and morbidity; and (v) lower appreciation or decline in value of our managed investments or the investment markets in general.

In particular, we have provided forward-looking information relating to the sale of our variable life insurance and annuity business and its effect on our results of operations and financial position. There are certain factors that could cause actual results to differ materially from those anticipated herein. These include (i) the impact of contingent liabilities, including litigation and regulatory matters, assumed or retained by THG in connection with the transaction and the impact of other indemnification obligations owed from THG to Goldman Sachs (including with respect to existing and potential litigation and regulatory actions and the remediation of certain processing errors in connection with tax reporting); and (ii) future statutory operating results of FAFLIC, which will affect its projected statutory adjusted capital and ability to obtain future regulatory approval for dividends.

Risks Relating To Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (ii) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (iii) the inability to attract, or the loss or retirement of key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (iv) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (v) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (vi) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate; (vii) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (viii) defaults or impairments of debt securities held by us; (ix) higher employee benefit costs due to changes in market values of plan assets, interest rates, regulatory requirements or judicial interpretations of benefits (including with respect to our Cash Balance Plan which is the subject of the Durand litigation); (x) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xi) errors or omissions in connection with the administration of any of our products; (xii) breaches of an information technology security system or other operational disruptions or breaches which result in the loss or compromise of confidential financial, personal, medical or other information about our policyholders, agents or others with whom we do business; and (xiii) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2007	—	$—	—	$—
February 1 – 28, 2007(1)	18,928	46.78	—	—
March 1 – 31, 2007(1)	1,936	44.86	—	—

Total	20,864	$46.60	—	$—

(1)	Shares were repurchased to satisfy statutory minimum tax withholding amounts due from employees upon receipt of stock which resulted from the vesting of their restricted stock units. These restricted stock units were granted in 2004 pursuant to the 1996 Long-term Incentive Compensation Plan.

ITEM 6—EXHIBITS

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

May 9, 2007	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

May 9, 2007	/s/ Edward J. Parry, III
Date	Edward J. Parry, III
Chief Financial Officer, Executive Vice President, Principal Accounting Officer and Director