Form 10-Q
period 2007-06-30
HANOVER INSURANCE GROUP, INC.
filed 2007-08-09
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,888,391 shares of common stock outstanding, as of August 1, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2007	2006	2007	2006
REVENUES
Premiums	$595.5	$554.8	$1,197.7	$1,114.2
Net investment income	80.3	79.2	160.5	159.5
Net realized investment gains	0.8	2.9	3.1	8.5
Fees and other income	14.8	16.9	28.2	36.2

Total revenues	691.4	653.8	1,389.5	1,318.4

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	382.2	355.5	767.7	715.3
Policy acquisition expenses	130.2	117.5	257.4	231.1
Other operating expenses	89.5	102.4	183.0	208.3

Total benefits, losses and expenses	601.9	575.4	1,208.1	1,154.7

Income before federal income taxes	89.5	78.4	181.4	163.7

Federal income tax expense:
Current	13.8	8.6	35.8	22.8
Deferred	16.2	16.1	22.3	27.2

Total federal income tax expense	30.0	24.7	58.1	50.0

Income from continuing operations	59.5	53.7	123.3	113.7
Discontinued operations (See Note 3):
Gain (loss) on disposal of variable life insurance and annuity business (net of income tax (expense) benefit of $(0.1) and $3.6 for the quarters ended June 30, 2007 and 2006 and $0.1 and $7.8 for the six months ended June 30, 2007 and 2006)	0.3	(2.8)	0.1	(22.9)

Income before cumulative effect of change in accounting principle	59.8	50.9	123.4	90.8
Cumulative effect of change in accounting principle (net of income tax expense of $0.3)	—	—	—	0.6

Net income	$59.8	$50.9	$123.4	$91.4

PER SHARE DATA
Basic
Income from continuing operations	$1.15	$1.05	$2.40	$2.19
Discontinued operations:
Gain (loss) on disposal of variable life insurance and annuity business (net of income tax benefit of $0.07 and $0.15 for the quarter and six months ended June 30, 2006)	0.01	(0.05)	—	(0.44)

Income before cumulative effect of change in accounting principle	1.16	1.00	2.40	1.75
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income per share	$1.16	$1.00	$2.40	$1.76

Weighted average shares outstanding	51.6	51.0	51.4	52.0

Diluted
Income from continuing operations	$1.14	$1.04	$2.37	$2.16
Discontinued operations:
Loss on disposal of variable life insurance and annuity business (net of income tax benefit of $0.07 and $0.15 for the quarter and six months ended June 30, 2006)	—	(0.05)	—	(0.43)

Income before cumulative effect of change in accounting principle	1.14	0.99	2.37	1.73
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income per share	$1.14	$0.99	$2.37	$1.74

Weighted average shares outstanding	52.3	51.6	52.1	52.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $5,685.6 and $5,643.2)	$5,600.8	$5,629.0
Equity securities, at fair value (cost of $17.8 and $11.6)	25.5	17.2
Mortgage loans	46.7	57.1
Policy loans	120.8	125.7
Other long-term investments	33.3	35.4

Total investments	5,827.1	5,864.4

Cash and cash equivalents	301.0	372.7
Accrued investment income	72.6	72.3
Premiums, accounts and notes receivable, net	647.7	584.7
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,337.0	1,350.5
Deferred policy acquisition costs	248.2	233.5
Deferred federal income taxes	410.7	385.0
Goodwill	121.4	121.4
Other assets	321.0	328.5
Separate account assets	519.0	543.6

Total assets	$9,805.7	$9,856.6

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$1,213.1	$1,242.3
Outstanding claims, losses and loss adjustment expenses	3,213.9	3,247.2
Unearned premiums	1,164.4	1,101.4
Contractholder deposit funds and other policy liabilities	169.6	194.9

Total policy liabilities and accruals	5,761.0	5,785.8

Expenses and taxes payable	817.7	928.0
Reinsurance premiums payable	60.4	52.7
Trust instruments supported by funding obligations	39.4	38.5
Long-term debt	508.8	508.8
Separate account liabilities	519.0	543.6

Total liabilities	7,706.3	7,857.4

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,814.8	1,814.3
Accumulated other comprehensive loss	(101.6)	(39.9)
Retained earnings	839.1	712.0
Treasury stock at cost (8.7 million and 9.4 million shares)	(453.5)	(487.8)

Total shareholders' equity	2,099.4	1,999.2

Total liabilities and shareholders' equity	$9,805.7	$9,856.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	(Unaudited) Six Months Ended June 30,
(In millions)	2007	2006
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,814.3	1,785.1
Tax benefit from stock options and other	2.2	7.0
Employee and director stock-based awards	(1.7)	12.4

Balance at end of period	1,814.8	1,804.5

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
NET UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	(9.0)	9.9
Depreciation during the period:
Net depreciation on available-for-sale securities and derivative instruments	(54.9)	(128.7)
Benefit for deferred federal income taxes	0.1	0.2

	(54.8)	(128.5)

Balance at end of period	(63.8)	(118.6)

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(30.9)	(69.4)
Amounts arising in the period	(10.0)	—
Amortization during the period:
Amount recognized as net periodic benefit cost	(0.7)	—
Benefit for deferred federal income taxes	3.8	—

	(6.9)	—

Balance at end of period	(37.8)	(69.4)

Total accumulated other comprehensive loss	(101.6)	(188.0)

RETAINED EARNINGS
Balance at beginning of period, before cumulative effect of accounting change, net of tax	712.0	589.8
Cumulative effect of accounting change, net of tax	11.5	—

Balance at beginning of period, as adjusted	723.5	589.8
Net income	123.4	91.4
Treasury stock issued for less than cost	(7.8)	(28.5)

Balance at end of period	839.1	652.7

TREASURY STOCK
Balance at beginning of period	(487.8)	(364.7)
Shares purchased at cost	—	(200.1)
Net shares reissued at cost under employee stock-based compensation plans	34.3	65.0

Balance at end of period	(453.5)	(499.8)

Total shareholders' equity	$2,099.4	$1,770.0

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Net income	$59.8	$50.9	$123.4	$91.4

Other comprehensive (loss) income:
Available-for-sale securities:
Net depreciation during the period	(78.9)	(60.9)	(54.6)	(130.1)
Benefit (provision) for deferred federal income taxes	4.8	(0.9)	—	0.7

Total available-for-sale securities	(74.1)	(61.8)	(54.6)	(129.4)

Derivative instruments:
Net (depreciation) appreciation during the period	(0.1)	0.1	(0.3)	1.4
(Provision) benefit for deferred federal income taxes	—	(0.1)	0.1	(0.5)

Total derivative instruments	(0.1)	—	(0.2)	0.9

	(74.2)	(61.8)	(54.8)	(128.5)

Pension and postretirement benefits:
Amounts arising in the period:
Net actuarial loss	(10.0)	—	(10.0)	—
Amortization recognized as net periodic benefit costs:
Net actuarial loss	1.2	—	1.3	—
Prior service cost	(0.6)	—	(1.2)	—
Transition asset	(0.4)	—	(0.8)	—

	(9.8)	—	(10.7)	—
Benefit for deferred federal income taxes	3.5	—	3.8	—

Total pension and postretirement benefits	(6.3)	—	(6.9)	—

Other comprehensive loss	(80.5)	(61.8)	(61.7)	(128.5)

Comprehensive (loss) income	$(20.7)	$(10.9)	$61.7	$(37.1)

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
(In millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123.4	$91.4
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on disposal of variable life insurance and annuity business	(0.1)	22.9
Net realized investment gains	(3.1)	(8.5)
Net amortization and depreciation	9.5	10.9
Stock-based compensation expense	7.5	8.6
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	1.2	5.3
Deferred federal income taxes	22.3	27.2
Change in deferred acquisition costs	(14.7)	(19.4)
Change in premiums and notes receivable, net of reinsurance premiums payable	(22.8)	(107.8)
Change in accrued investment income	(0.3)	4.3
Change in policy liabilities and accruals, net	(13.0)	(242.8)
Change in reinsurance receivable	13.5	238.9
Change in expenses and taxes payable	(84.0)	(75.8)
Other, net	(1.4)	2.2

Net cash provided by (used in) operating activities	38.0	(42.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	751.6	811.7
Proceeds from disposals of equity securities and other investments	11.0	10.5
Proceeds from mortgages matured or collected	10.5	24.7
Proceeds from collections of installment finance and notes receivable	213.2	169.3
Proceeds from sale of variable life insurance and annuity business	—	27.3
Purchase of available-for-sale fixed maturities	(786.9)	(596.9)
Purchase of equity securities and other investments	(8.5)	(4.1)
Capital expenditures	(4.1)	(4.3)
Net payments related to terminated swap agreements	—	(28.3)
Disbursements to fund installment finance and notes receivable	(245.6)	(183.3)

Net cash (used in) provided by investing activities	(58.8)	226.6

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	—	(25.9)
Withdrawals from trust instruments supported by funding obligations	—	(251.6)
Exercise of options	20.7	37.0
Proceeds from excess tax benefits related to share-based payments	1.2	5.2
Change in collateral related to securities lending program	(72.8)	(56.7)
Treasury stock purchased at cost	—	(200.1)

Net cash used in financing activities	(50.9)	(492.1)

Net change in cash and cash equivalents	(71.7)	(308.1)
Cash and cash equivalents, beginning of period	372.7	701.5

Cash and cash equivalents, end of period	$301.0	$393.4

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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 which resulted in an increase to shareholders’ equity of $11.5 million. See Note 4 – Federal Income Taxes.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140 (“Statement No. 156”). Statement No. 156 amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to require, among other things, that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. It also permits an entity to choose a method for the subsequent measurement of separately recognized servicing assets and liabilities, either the amortization method or the fair value measurement method. The statement is effective as of the beginning of fiscal years that begin after September 15, 2006. The Company adopted Statement No. 156 effective January 1, 2007 with no material impact on its results of operations or financial position.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”). This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Statement No. 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The Company adopted Statement No. 123(R) effective January 1, 2006 using the modified prospective transition method. Prior to the adoption of Statement No. 123(R), the Company accounted for its stock-based compensation in accordance with APB Opinion No. 25; therefore, the Company had not previously recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. Upon adoption of Statement No. 123(R), the Company began recognizing expense related to employee stock options and modified its expense calculation associated with restricted shares and restricted share units. The cumulative effect adjustment of adopting Statement No. 123(R), net of tax, was a benefit of $0.6 million. In the fourth quarter 2006, the Company elected to adopt the alternate transition method described in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards, for the purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement No. 123(R). Electing the alternative method constitutes a change in accounting principle which requires retrospective application to the 2006 quarterly Consolidated Statements of Cash Flows. There was no impact to the Company’s results of operations or financial position as a result of electing the alternative method.

3. Sale of Variable Life Insurance and Annuity Business

On December 30, 2005, the Company sold all of the outstanding shares of capital stock of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”), a life insurance subsidiary representing approximately 95% of the Company’s run-off variable life insurance and annuity business to The Goldman Sachs Group, Inc. (“Goldman Sachs”). The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, the Company agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Services, Inc., its investment advisory subsidiary, concurrently with the consummation of a fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006. Total proceeds from this transaction were $318.8 million, of which the Company has received $295.4 million as of June 30, 2007. The remaining $23.4 million will be received in equal installments in 2007 and 2008.

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

The Company accounted for the disposal of AFLIAC as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company recognized a net gain of $0.3 million and a net loss of $2.8 million during the second quarter of 2007 and 2006, respectively, and a net gain of $0.1 million and a net loss of $22.9 million during the first six months of 2007 and 2006, respectively, which are presented in the Consolidated Statements of Income as Gain (Loss) on Disposal of Variable Life Insurance and Annuity Business, a component of discontinued operations.

Included in the loss in 2006 of $22.9 million was a $15.0 million provision related to the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (“FIN 45”). This provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others for a subset of the Company’s former variable annuity business. This estimate is based on, among other things, the Company’s review of affected policies, mathematical extrapolations derived from such review, and management’s preliminary view of possible settlement ranges with the Internal Revenue Service and affected policyholders. The Company regularly reviews and updates its FIN 45 liability for legal and regulatory matter indemnities, including with respect to this matter. Although the Company believes its current estimate for its FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined. The remaining charge of $2.8 million and $7.9 million in the second quarter and first six months of 2006, respectively, relates to after-tax net costs incurred for employee severance, transition services, operations conversion expenses and other litigation matters.

4. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 2007 and 2006 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

In the first six months of 2007, the Company increased its valuation allowance related to its deferred tax asset by $23.3 million. This increase resulted from unrealized depreciation of the Company’s investment portfolio, which is reflected in Accumulated Other Comprehensive Loss in the Shareholders’ Equity section of the Consolidated Balance Sheets. Accordingly, the Company recorded this increase in the valuation allowance as an adjustment to Accumulated Other Comprehensive Loss. At June 30, 2007 and December 31, 2006, the deferred tax valuation allowance was $192.7 million and $169.4 million, respectively.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company or its subsidiaries is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 1995. The years 1995 through 2001 are currently being reviewed with the Internal Revenue Service (“I.R.S.”) Appeals. The years 2002 through 2004 are currently under audit by the I.R.S.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized an $11.5 million decrease in the liability for unrecognized tax benefits, which was reflected as an increase in the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period beginning January 1, 2007 and ending June 30, 2007 is as follows:

Balance at January 1, 2007	$82.9
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	3.2
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2007	$86.2

Included in the June 30, 2007 balance are $54.2 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. During the second quarter and first six months of 2007, the Company recognized interest expense of $1.1 million and $2.2 million, respectively. As of January 1, 2007 and June 30, 2007, the Company had accrued $34.6 million and $36.8 million of interest, respectively. Also, during the first six months of 2007, the Company received a $2.4 million discrete income tax benefit for a settlement with the I.R.S. related to interest claims for 1977 through 1994. The Company has not recognized any penalties associated with unrecognized tax benefits.

The Company expects to settle U.S. income tax issues for the years 1995 through 2004 within the next 12 months. It is expected the settlement of these issues will result in a decrease to the balance of unrecognized tax benefits of approximately $83 million and a decrease to accrued interest of approximately $36 million. Significant issues to be settled include capitalization of information technology expenses, discounting of unpaid losses, deductibility of expenses incurred and distributions made in connection with demutualization, and dividend received deductions.

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

The components of net periodic benefit cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Quarter Ended June 30,
(In millions)	2007	2006	2007	2006
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.3	$0.2
Interest cost	7.2	7.3	1.2	1.0
Expected return on plan assets	(8.0)	(6.9)	—	—
Recognized net actuarial loss	0.9	3.2	0.2	0.1
Amortization of transition asset	(0.4)	(0.4)	—	—
Amortization of prior service cost	0.1	0.1	(0.7)	(1.5)

Net periodic (benefit) cost	$(0.2)	$3.3	$1.0	$(0.2)

	(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.5	$0.3
Interest cost	14.5	14.7	2.4	1.9
Expected return on plan assets	(16.0)	(13.8)	—	—
Recognized net actuarial loss	0.9	6.3	0.4	0.3
Amortization of transition asset	(0.8)	(0.7)	—	—
Amortization of prior service cost	0.1	0.2	(1.3)	(2.9)

Net periodic (benefit) cost	$(1.3)	$6.7	$2.0	$(0.4)

6. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
Fixed maturities at fair value (amortized cost of $503.3 and $492.8)	$493.8	$493.0
Mortgage loans	23.3	24.0
Policy loans	120.9	125.7
Cash and cash equivalents	15.7	21.9
Accrued investment income	10.9	10.5
Other assets	10.2	7.6

Total assets	$674.8	$682.7

LIABILITIES
Policy liabilities and accruals	$686.4	$686.8
Policyholder dividends	2.6	22.5
Other liabilities	3.2	2.8

Total liabilities	$692.2	$712.1

Excess of Closed Block liabilities over assets designated to the Closed Block	$17.4	$29.4
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses, net of deferred federal income tax benefit of $0.8	—	(1.4)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$17.4	$28.0

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
REVENUES
Premiums	$4.7	$5.3	$22.3	$23.5
Net investment income	9.6	10.0	19.2	20.1
Net realized investment gains (losses)	0.4	(0.7)	0.7	(0.9)

Total revenues	14.7	14.6	42.2	42.7

BENEFITS AND EXPENSES
Policy benefits	13.5	12.9	39.9	38.6
Policy acquisition and other operating expense	—	0.2	—	0.3

Total benefits and expenses	13.5	13.1	39.9	38.9

Contribution from the Closed Block	$1.2	$1.5	$2.3	$3.8

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

7. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment (losses) gains to the net balance shown in the Consolidated Statements of Comprehensive Income.

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Unrealized (depreciation) appreciation on available-for-sale securities:
Unrealized holding losses arising during period, net of income tax benefit (expense) of $4.5 and $(1.8) for the quarters ended June 30, 2007 and 2006 and $(1.1) and $(2.2) for the six months ended June 30, 2007 and 2006	$(73.6)	$(60.1)	$(52.6)	$(124.1)
Less: reclassification adjustment for gains included in net income, net of income tax expense of $0.3 and $0.9 for the quarters ended June 30, 2007 and 2006 and $1.1 and $2.9 for the six months ended June 30, 2007 and 2006	0.5	1.7	2.0	5.3

Total available-for-sale securities	(74.1)	(61.8)	(54.6)	(129.4)

Unrealized appreciation (depreciation) on derivative instruments:
Unrealized holding gains arising during period, net of income tax expense of $8.4 and $8.2 for the quarter and six months ended June 30, 2006	—	15.2	—	15.1
Less: reclassification adjustment for gains included in net income, net of income tax expense of $8.3 for the quarter ended June 30, 2006 and $0.1 and $7.7 for the six months ended June 30, 2007 and 2006	0.1	15.2	0.2	14.2

Total derivative instruments	(0.1)	—	(0.2)	0.9

Other comprehensive loss	$(74.2)	$(61.8)	$(54.8)	$(128.5)

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

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes such property and casualty coverages as personal automobile, homeowners and other personal coverages, while Commercial Lines includes such property and casualty coverages as commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as bonds and inland marine. In addition, the Other Property and Casualty segment consists of: AMGRO, Inc. (“AMGRO”), the Company’s premium financing business; Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995.

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Segment revenues:
Property and Casualty:
Personal Lines	$398.4	$374.6	$792.0	$745.9
Commercial Lines	256.1	235.0	511.6	466.1
Other Property and Casualty	12.2	8.9	23.2	18.6

Total Property and Casualty	666.7	618.5	1,326.8	1,230.6
Life Companies	25.7	34.1	63.2	82.3
Intersegment revenues	(2.0)	(1.4)	(4.0)	(3.3)

Total segment revenues	690.4	651.2	1,386.0	1,309.6
Adjustments to segment revenues:
Net realized investment gains	0.8	2.9	3.1	8.5
Other income (loss)	0.2	(0.3)	0.4	0.3

Total revenues	$691.4	$653.8	$1,389.5	$1,318.4

Segment income before federal income taxes:
Property and Casualty:
Personal Lines:
GAAP underwriting income	$22.9	$24.7	$37.8	$43.1
Net investment income	28.8	26.8	58.3	53.4
Other	4.0	2.2	7.0	6.2

Personal Lines segment income	55.7	53.7	103.1	102.7
Commercial Lines:
GAAP underwriting income	12.1	3.2	33.0	15.0
Net investment income	26.6	26.2	53.9	52.3
Other	0.6	0.8	1.4	1.9

Commercial Lines segment income	39.3	30.2	88.3	69.2
Other Property and Casualty:
GAAP underwriting loss	(0.9)	(0.9)	(0.6)	(1.2)
Net investment income	4.2	3.0	8.1	6.8
Other	(0.2)	0.2	0.1	0.4

Other Property and Casualty segment income	3.1	2.3	7.6	6.0

Total Property and Casualty	98.1	86.2	199.0	177.9
Life Companies	0.8	(1.0)	(0.1)	(2.9)
Interest on corporate debt	(9.9)	(9.9)	(19.9)	(19.9)

Segment income before federal income taxes	89.0	75.3	179.0	155.1
Adjustments to segment income:
Net realized investment gains, net of deferred acquisition cost amortization	0.2	3.6	2.1	9.4
Gains on derivative instruments	0.1	0.1	0.1	0.1
Restructuring benefit (cost)	0.2	(0.6)	0.2	(0.9)

Income from continuing operations before federal income taxes	$89.5	$78.4	$181.4	$163.7

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) June 30, 2007	December 31, 2006	(Unaudited) June 30, 2007	December 31, 2006
Property and Casualty (1)	$7,192.5	$7,043.7	$243.6	$228.4
Life Companies (2)	2,612.9	2,852.8	4.6	5.1
Intersegment eliminations (3)	0.3	(39.9)	—	—

Total	$9,805.7	$9,856.6	$248.2	$233.5

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued group life and health operations.
(3)	The 2006 balance reflects a $40.0 million dividend from FAFLIC to the holding company, which was paid in the first quarter of 2007.

Discontinued Operations – Group Life and Health

During 1999, the Company exited its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $26.9 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At June 30, 2007 and December 31, 2006, the discontinued segment had assets of approximately $332.9 million and $342.7 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $412.8 million and $415.4 million, respectively, consisting primarily of policy liabilities.

9. Stock-based Compensation

Compensation cost recorded pursuant to Statement No. 123(R) and the related tax benefit were as follows:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Stock-based compensation expense	$3.1	$5.1	$7.5	$8.6
Tax benefit	(1.1)	(1.8)	(2.6)	(3.0)

Stock awards issued to employees during the period were as follows:

	(Unaudited) Six months ended June 30,
	2007		2006
	Number issued	Weighted average grant date fair value	Number issued	Weighted average grant date fair value
Stock options	375,117	$13.41	100,000	$14.10
Restricted stock and stock units	150,722	48.31	7,663	45.08
Performance-based restricted stock units	44,570	48.46	306,076	46.41

10. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share.

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2007	2006	2007	2006
Basic shares used in the calculation of earnings per share	51.6	51.0	51.4	52.0
Dilutive effect of securities:
Employee stock options	0.5	0.6	0.5	0.6
Non-vested stock grants	0.2	—	0.2	—

Diluted shares used in the calculation of earnings per share	52.3	51.6	52.1	52.6

Per share effect of dilutive securities on income from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Per share effect of dilutive securities on net income	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Diluted earnings per share for the quarter ended June 30, 2007 and 2006 excludes 1.3 million and 1.1 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share the six months ended June 30, 2007 and 2006 excludes 1.5 million and 1.1 million, respectively, of common shares issuable under the stock compensation plans, because their effect would be antidilutive.

11. Commitments and Contingencies

LITIGATION

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the plan understated the accrued benefit in the calculation. The Company recently filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies. This motion is pending with the court.

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of June 30, 2007, there were in excess of 125 such cases, four of which were styled as putative class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including THG, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. On November 27, 2006, the Federal District Court issued an Order in these consolidated cases denying the Company’s motion to dismiss. The Court held that the flood exclusions utilized in the forms of homeowners and commercial lines policies issued by the Company and a number of other insurance carriers were ambiguous because such exclusions did not specify that they applied to flooding caused by negligent acts or omissions as well as to flooding caused by natural incidents such as Acts of God. The plaintiffs in these cases claim, among other things, that the efficient proximate cause of their losses was the third-party negligence of the Army Corps of Engineers and the Orleans Levee District in the maintenance of the canal walls or in its failure to warn the plaintiffs and others of the impending water intrusion. The Federal District Court ordered that discovery proceed on the questions of whether there was such negligence and whether such negligence was in fact the efficient proximate cause of such losses.

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting the Company’s and the other defendant’s motion for leave to appeal. On February 28, 2007, the Fifth Circuit issued an Order expediting such appeal. Oral arguments for the appeal were held on June 6, 2007 and on August 2, 2007, the Court issued an opinion reversing the District Court’s opinion and holding that flood exclusions such as those contained in the Company’s policies are applicable to Hurricane Katrina-related flooding irrespective of the cause of the flooding. The Court remanded to the District Court plaintiffs’ claims for water damage, where they are expected to be dismissed.

Plaintiffs in several consolidated cases (including Sampia vs. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) have appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs' contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal is currently pending in the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al, vs. State Farm Fire & Casualty Co., No. 06-30946. On April 27, 2007, the Fifth Circuit entered an Order expediting such appeal and oral arguments were held on July 9, 2007. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decsion dismissing plaintiffs’ claims.

The Company continues to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. The Fifth Circuit Court’s decisions in the federal court cases are not legally binding on the state courts. The Company believes that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that the Company’s flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding, or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on the Company’s financial position, as well as on the Company’s results of operations. The Company has established its loss and loss adjustment reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in the Company having to pay damages for perils not otherwise covered.

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

On July 16, 2007, Massachusetts Commissioner of Insurance issued two decisions pertaining to personal automobile insurance. The first decision calls for the end of the “fixed and established” system of setting auto rates and replaces it with a system of “Managed Competition”. The second decision orders the implementation of an Assigned Risk Plan beginning with new business as of April 1, 2008.

The Commissioner of Insurance indicated that a regulatory framework to provide guidance on how Managed Competition will be implemented will be introduced soon. Until the regulatory framework is released, the Company is unable to determine what impact, if any, Managed Competition will have on its business.

The Assigned Risk Plan would distribute the Massachusetts residual auto market based on individual policyholder assignments rather than assigning carriers Exclusive Representative Producers. The Company believes the Assigned Risk Plan would provide for a more equitable distribution of residual market risks across all carriers in the market, and therefore, such plan, if implemented, is not likely to adversely affect THG’s results of operations or financial position.

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

In January 2007, the Governor of Florida signed into law significant changes affecting the property and casualty insurance market. The legislation reversed two previously approved rate increases for the residual market property insurer, Citizens Property Insurance Corporation, and mandated that private insurer rates be adjusted to reflect projected savings in reinsurance costs realized through purchases of catastrophe reinsurance from the Florida Hurricane Catastrophe Fund. Insurers are presently prohibited by an Emergency Rule from canceling, non-renewing or raising rates with very limited exceptions, until rate filings reflecting the reduced cost of reinsurance from the Florida Hurricane Catastrophe Fund have been filed with the Office of Insurance Regulation. The newly enacted restrictions also require any company which writes personal automobile business in Florida to write homeowners insurance if it or any of its affiliates write homeowners in any other state.

On August 3, 2007, the Commissioner of the Florida Office of Insurance Regulation issued a Consent Order which permits the Company to non-renew its Florida homeowners insurance policies, beginning December 15, 2007, and continuing until all such policies are non-renewed, which is expected to occur over the ensuing twelve months. Non-renewal of these policies is expected to affect policies which represent approximately $16 million in written premium. Florida agents whose customers will be affected by such non-renewals will be offered appointments with another company, which in turn will offer to such customers new homeowners policies on substantially the same terms and rates as the Company had provided. The Company also expects to enter into a transaction pursuant to which it will be deemed “affiliated” with this insurance carrier such that the Company will not be prohibited from continuing to write personal automobile insurance in Florida.

In addition, the Florida legislation is expected to result in a substantial increase in the size of Citizens Property Insurance Corporation, thereby increasing the potential for significant assessments or other liabilities on insurance companies in the event of catastrophic losses. Such assessments apply to property and non-property lines of business and to commercial as well as to personal lines. In the event of a significant catastrophic event, it is possible that reinsurance purchased from the Florida Hurricane Catastrophe Fund would be uncollectible or that the Company would be unable to recoup such assessments or assessments arising under the Florida Insurance Guaranty Association in the event of the insolvency of other insurance companies doing business in Florida.

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

Over the past year other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions may limit the Company’s ability to reduce its potential exposure to hurricane related losses. It is possible that other states may take action similar to those taken in the state of Florida. At this time the Company is unable to predict the likelihood or impact of any such potential assessments or other actions.

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

In our Personal Lines business, we continue to focus on making investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. This market is currently a challenging environment with pricing pressures and economic conditions becoming more difficult, especially in Michigan. We believe the market will remain competitive in Personal Lines for the remainder of 2007. New business premium growth continued in the first six months of 2007. We expect continued growth from new business throughout the remainder of 2007. This includes expected growth from Connections™ Auto, which is available in seventeen states and continues to account for most of our new personal automobile business. Our Connections Auto product is multivariate and is designed to be competitive for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. Additionally, we expect our recent agency appointments, most of which are in states where we have historically done little or no business, to contribute to our premium growth. We have appointed almost 150 new agents in the first half of 2007 and continue to focus on the development of these and additional new relationships with agents in the states where we conduct business. At the same time, core to our strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Accordingly, in April 2007, we introduced a new homeowners product, Connections™ Home, which is now available in 14 states. Additionally, we are making investments in and focusing on growing our umbrella product and other personal lines coverages throughout 2007. With our broader portfolio of products implemented and starting to contribute to our growth, we are expecting to work closely with high potential agents to increase the percentage of business they place with us. We expect these efforts to contribute to the continued growth in our Personal Lines.

In the Commercial Lines business, the market has become increasingly competitive, especially in the more traditional lines, a trend that we expect to continue and intensify over the remainder of 2007. More significant price competition requires us to be highly disciplined in our underwriting process to ensure that our growth continues only at acceptable margins. Our focus continues to be on improving and expanding our partnerships with agents. We continue to target, through mid-sized agents, small and first-tier middle markets, which encompass clients whose premiums are generally below $200,000. We plan to continue to develop our specialty businesses, particularly bond and inland marine, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders in our target markets. We have experienced significant new business growth in these specialty lines in the first six months of 2007 and anticipate further growth in these lines throughout 2007. Additionally, we are focused on expanding our product offerings in this specialty business as evidenced through the announcement of our plans to acquire Professionals Direct, Inc. This acquisition, which is expected to close later this year, will provide our agents with access to professional liability coverage for lawyers. Our small commercial business will also continue to be a focus for the second half of 2007, as we emphasize and introduce enhancements to the product, technology and ease of doing business improvements in 2007. These improvements include expanded underwriting appetite for workers’ compensation and business owners policies, as well as additional coverage features in our business owners policies. Our technology investments are intended to provide our agents with the ability to view a customer’s full account and provide eligibility guidance as well as other important ease of business improvements for our agents. We believe our specialty capabilities and small commercial opportunities, coupled with distinctiveness in the middle market, enables us to deliver significant value to our agents and policyholders in our target markets.

During the first half of 2007, our property and casualty group’s segment income increased $21.1 million, or 11.9%, compared to the prior year. Underlying this increase were lower losses in the first six months due to a $34.7 million increase in favorable development of prior year loss and loss adjustment expense (“LAE”) reserves that was partially offset by an approximate $24 million deterioration in current accident year results. Additionally, net investment income increased $7.8 million while loss adjustment expenses were $4.8 million lower than the comparable period in 2006.

We experienced new business premium growth during the first half of 2007; however, this growth slowed in the most recent quarter compared to the prior quarter as pricing competition increased in Commercial Lines and we made pricing adjustments to our Connections Auto product. Over the past several years, we have made significant investments and increased expenses in order to, among other things, strengthen our product offerings and service capabilities, improve technology and our operating models, build expertise in our personnel and expand our distribution capabilities. Our ability to achieve significant profitable premium growth in 2007 and later years, in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is key to our current strategy.

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

Our consolidated net income for the second quarter of 2007 was $59.8 million compared to $50.9 million for the same period in 2006. The $8.9 million increase in earnings is primarily due to an increase in our segment results of $13.7 million, which was primarily attributable to the property and casualty business. This was partially offset by a corresponding increase in federal income taxes on segment income of $6.2 million.

Consolidated net income for the first six months was $123.4 million, compared to $91.4 million for the same period in 2006. The $32.0 million increase in earnings primarily reflects $22.9 million of losses incurred in the first six months of 2006 related to the prior disposal of our variable life insurance and annuity business, compared to a gain of $0.1 million in the first half of 2007. Additionally, after-tax segment results increased by $11.5 million, primarily in our property and casualty business.

The following table reflects segment income as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and a reconciliation of total segment income to consolidated net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$55.7	$53.7	$103.1	$102.7
Commercial Lines	39.3	30.2	88.3	69.2
Other Property and Casualty	3.1	2.3	7.6	6.0

Total Property and Casualty	98.1	86.2	199.0	177.9
Life Companies	0.8	(1.0)	(0.1)	(2.9)
Interest expense on corporate debt	(9.9)	(9.9)	(19.9)	(19.9)

Total segment income before federal income taxes	89.0	75.3	179.0	155.1

Federal income tax expense on segment income	(29.8)	(23.6)	(59.6)	(47.2)
Net realized investment gains, net of amortization	0.2	3.6	2.1	9.4
Federal income tax settlement	—	—	2.4	—
Net gains on derivative instruments	0.1	0.1	0.1	0.1
Restructuring benefit (costs)	0.2	(0.6)	0.2	(0.9)
Federal income tax expense on non-segment items	(0.2)	(1.1)	(0.9)	(2.8)

Income from continuing operations, net of taxes	59.5	53.7	123.3	113.7
Discontinued operations:
Gain (loss) from disposal of variable life insurance and annuity business, net of taxes	0.3	(2.8)	0.1	(22.9)

Income before cumulative effect of change in accounting principle	59.8	50.9	123.4	90.8
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.6

Net income	$59.8	$50.9	$123.4	$91.4

Segment Income

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

The Property and Casualty group’s segment income increased $11.9 million, or 13.8%, to $98.1 million, in the second quarter of 2007, compared to $86.2 million in the second quarter of 2006. Catastrophe related activity decreased $5.0 million in the second quarter of 2007. Excluding the impact of catastrophe related activity, earnings would have increased $6.9 million as compared to 2006. Underlying this increase were higher losses that were more than offset by several factors. Losses were higher in the quarter due to higher current accident year losses that were partially offset by higher favorable development of prior year loss and LAE reserves. Current accident year results deteriorated approximately $19 million in the second quarter of 2007, primarily in Personal Lines. Favorable development of prior years’ reserves increased $9.2 million during that same period. The several factors that contributed to improved earnings in the quarter were lower loss adjustment expenses, higher net investment income and favorable results from involuntary pools. LAE decreased $8.9 million, primarily due to lower technology expenses, legal costs and independent adjusters’ expenses, while net investment income increased by $3.6 million, primarily due to favorable cash flows.

Life Companies’ segment income was $0.8 million in the second quarter of 2007 compared to a loss of $1.0 million during the same period in 2006. This improvement was primarily due to lower operating expenses and to decreased losses from our GIC product, partially offset by lower net investment income as a result of the continued run-off of our life business.

Our federal tax expense on segment income was $29.8 million for the second quarter of 2007, compared to $23.6 million for the same period in 2006, primarily due to higher underwriting income in our property and casualty business.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The Property and Casualty group’s segment income increased $21.1 million, or 11.9%, to $199.0 million, for the six months ended June 30, 2007, compared to $177.9 million in the same period of 2006. This increase is due to lower losses, higher net investment income and lower loss adjustment expenses. Losses were lower in the current year due to higher favorable development of prior year loss and LAE reserves that were partially offset by higher current accident year losses. Favorable development of prior years’ reserves increased $34.7 million in the first six months of 2007, while current accident year results deteriorated approximately $24 million in that same period, primarily in Personal Lines. Net investment income increased $7.8 million in the first six months of 2007, primarily due to favorable cash flows while loss adjustment expenses decreased $4.8 million in the first six months of 2007, primarily due to lower legal, technology and independent adjusters’ costs.

Life Companies’ segment loss was $0.1 million in the six months ended June 30, 2007 compared to a loss of $2.9 million in the same period of 2006. This improvement was primarily due to lower operating expenses and to decreased losses from our GIC product, partially offset by lower net investment income as a result of the continued run-off of our life business.

Our federal income tax expense on segment income was $59.6 million for the first six months of 2007 compared to $47.2 million for the same period of 2006, primarily due to higher underwriting income in our property and casualty business.

Other Items

Net realized gains on investments were $0.2 million and $3.6 million in the second quarter of 2007 and 2006, respectively. Net realized gains on investments for the first six months of 2007 and 2006 were $2.1 million and $9.4 million, respectively. Net realized gains are primarily due to gains recognized from the sale of fixed maturities, partially offset by impairments of fixed maturities. Both the amount of gains recognized from sales of fixed maturities and the amount of impairment losses recognized during 2007 have decreased, as compared to 2006.

In the first quarter of 2007, we recorded a $2.4 million benefit for a settlement with the Internal Revenue Service related to interest claims for 1977 through 1994.

In 2005, we sold our variable life insurance and annuity business to The Goldman Sachs Group (“Goldman Sachs”). In the second quarter of 2007 and 2006, we recorded a gain of $0.3 million and a loss of $2.8 million, respectively, related to this sale. In the first six months of 2007 and 2006, we recorded a gain of $0.1 million and a loss of $22.9 million, respectively. Losses in the first six months of 2006 included a $15.0 million provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold. This $15.0 million provision was recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). Both the quarter and six months ended June 30, 2006 included losses related to costs associated with the transition of this business to Goldman Sachs.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which resulted in a benefit of $0.6 million. This adjustment was the result of remeasuring the value of certain stock-based awards at grant-date fair value that had previously been measured at intrinsic value.

Net income includes the following items by segment:

	Quarter Ended June 30, 2007
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses) (1)	$0.4	$0.3	$(0.5)	$—	$0.2
Gains on derivative instruments	—	—	—	0.1	0.1
Restructuring benefit	—	—	—	0.2	0.2
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	0.3	0.3

	Quarter Ended June 30, 2006
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses) (1)	$2.5	$2.5	$(1.5)	$0.1	$3.6
Gains on derivative instruments	—	—	—	0.1	0.1
Restructuring costs	—	—	—	(0.6)	(0.6)
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(2.8)	(2.8)

	Six Months Ended June 30, 2007
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (1)	$—	$—	$0.5	$1.6	$2.1
Gains on derivative instruments	—	—	—	0.1	0.1
Restructuring benefit	—	—	—	0.2	0.2
Federal income tax settlement	—	—	—	2.4	2.4
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	0.1	0.1

	Six Months Ended June 30, 2006
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses) (1)	$4.7	$4.7	$3.7	$(3.7)	$9.4
Gains on derivative instruments	—	—	—	0.1	0.1
Restructuring costs	—	—	—	(0.9)	(0.9)
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(22.9)	(22.9)
Cumulative effect of change in accounting principle, net of taxes	0.2	0.3	—	0.1	0.6

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes corporate eliminations.

Segment Results

The following is our discussion and analysis of our results of operations by business segment. The segment results are presented before taxes and other items which we believe are not indicative of core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Segment revenues

Net premiums written	$619.9	$598.4	$1,231.9	$1,172.4

Net premiums earned	$590.7	$549.4	$1,175.1	$1,090.3
Net investment income	59.6	56.0	120.3	112.5
Other income	16.4	13.1	31.4	27.8

Total segment revenues	666.7	618.5	1,326.8	1,230.6

Losses and operating expenses
Losses and loss adjustment expenses	363.3	336.6	716.4	664.4
Policy acquisition expenses	130.0	117.2	257.0	230.6
Other operating expenses	75.3	78.5	154.4	157.7

Total losses and operating expenses	568.6	532.3	1,127.8	1,052.7

Segment income	$98.1	$86.2	$199.0	$177.9

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Property and Casualty segment income increased $11.9 million, or 13.8%, to $98.1 million, in the second quarter of 2007, compared to $86.2 million in the second quarter of 2006. Catastrophe related activity decreased $5.0 million, from $19.5 million in the second quarter of 2006 to $14.5 million in the same period of 2007. Excluding the impact of catastrophe related activity, earnings would have increased $6.9 million as compared to 2006. Underlying this increase were higher losses that were more than offset by several factors. Losses were higher in the quarter due to higher current accident year losses that were partially offset by higher favorable development of prior year loss and loss adjustment reserves. Current accident year results deteriorated approximately $19 million in the second quarter of 2007, primarily in Personal Lines. Favorable development of prior years’ reserves increased $9.2 million, to $34.8 million in the second quarter of 2007, from $25.6 million in the same period of 2006. The several factors that contributed to improved earnings in the quarter were lower loss adjustment expenses, higher net investment income and favorable results from involuntary pools. LAE decreased $8.9 million in the second quarter of 2007, primarily due to lower technology expenses, legal costs and independent adjusters’ expenses. Net investment income increased $3.6 million in the second quarter of 2007, primarily due to favorable cash flows.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Quarter Ended June 30,
	2007			2006
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)
Personal Lines:
Personal automobile	$249.6	56.0	0.9	$244.0	53.2	0.5
Homeowners	110.4	53.2	6.4	105.6	50.0	7.4
Other personal	10.8	19.4	3.1	11.1	38.6	4.2

Total Personal Lines	370.8	54.2	2.5	360.7	51.9	2.6

Commercial Lines:
Workers’ compensation	26.1	57.8	—	27.8	51.8	—
Commercial automobile	54.8	47.7	0.4	53.6	46.3	1.9
Commercial multiple peril	95.5	50.1	4.2	96.3	47.9	5.1
Other commercial	72.4	36.1	2.2	59.7	40.6	12.0

Total Commercial Lines	248.8	46.5	2.3	237.4	46.4	5.2

Total	$619.6	51.5	2.5	$598.1	49.9	3.5

	2007			2006
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	10.5	29.0	93.7	11.2	29.8	92.9
Commercial Lines	9.3	38.8	94.6	11.3	40.7	98.4
Total	10.0	32.7	94.2	11.2	33.8	94.9

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended June 30,
	2007				2006
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit, excluding prior year reserve development and catastrophes	$9.6	$4.1	$0.1	$13.8	$14.8	$6.0	$0.1	$20.9
Prior year reserve development favorable (unfavorable)	22.5	13.3	(1.0)	34.8	17.3	9.3	(1.0)	25.6
Pre-tax catastrophe effect	(9.2)	(5.3)	—	(14.5)	(7.4)	(12.1)	—	(19.5)

GAAP underwriting profit (loss)	22.9	12.1	(0.9)	34.1	24.7	3.2	(0.9)	27.0
Net investment income	28.8	26.6	4.2	59.6	26.8	26.2	3.0	56.0
Fees and other income	5.2	3.5	7.7	16.4	3.3	4.1	5.7	13.1
Other operating expenses	(1.2)	(2.9)	(7.9)	(12.0)	(1.1)	(3.3)	(5.5)	(9.9)

Segment income	$55.7	$39.3	$3.1	$98.1	$53.7	$30.2	$2.3	$86.2

Personal Lines

Personal Lines’ net premiums written increased $10.1 million, or 2.8%, to $370.8 million in the second quarter of 2007. Net written premium growth in the quarter was primarily attributable to rate increases in the personal automobile and homeowners’ lines. In the personal automobile line, rate increases in all states except Massachusetts contributed to the overall growth of 2.3%. Massachusetts rates declined in accordance with the Commissioner’s mandated rate decreases effective April 1, 2007. Net written premium was also adversely affected by a reduction of involuntary assumed premium from our participation in the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) pool. In the homeowners line, growth of 4.5% was driven by rate increases in Louisiana, Florida and Michigan.

Policies in force in the personal automobile line increased 6.5% compared to the second quarter of last year, driven by new business in the most recent four quarters due to the introduction of Connections Auto in seventeen states and by the appointment of new agents in states where we previously had little or no business. The amount of new policies is relatively consistent in each of the prior four quarters. Though new business policy counts are relatively consistent, new business premium in the personal automobile line declined slightly in the second quarter of 2007 compared to the second quarter of 2006, and more significantly compared to the first quarter of 2007. We attribute these declines to lower average premiums in newer states, and to the implementation of price changes, enhanced risk segmentation and agency management actions in the current quarter which are intended to improve overall profitability in these newer states.

Policies in force in homeowners has decreased 2.1% compared to the second quarter of last year, primarily in Michigan, which we believe is impacted by a weakening general economy in the state. Policies in force also decreased due to exposure management actions taken in coastal states, most notably in Louisiana and Massachusetts. Partially offsetting these reductions is an increase in policies in force in newer states.

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $5.2 million, from $14.8 million in the second quarter of 2006 to $9.6 million in 2007. This decline was primarily due to a reduction in current accident year profit of approximately $12 million due to large property losses in our homeowners line and an increase in frequency of current accident year physical damage losses in the personal automobile line. This was partially offset by lower LAE of $4.8 million due to lower technology and independent adjusters’ expenses, and to favorable involuntary pool results of $1.9 million.

Favorable development on prior years’ loss and LAE reserves increased $5.2 million, from $17.3 million in the second quarter of 2006 to $22.5 million in 2007. This was driven by improved personal automobile bodily injury liability and relates primarily to the three most recent accident years.

The pre-tax effect of catastrophes increased $1.8 million, from $7.4 million in the second quarter of 2006 to $9.2 million in 2007.

Net investment income was $28.8 million for the second quarter of 2007, an increase of $2.0 million compared to the same period in the prior year, primarily due to increased operating cash flows.

Our ability to maintain and increase Personal Lines’ net written premiums and to maintain and improve underwriting results is expected to be affected by increasing price competition, our ability to achieve acceptable margins and growth on new business and to retain our existing business, regulatory actions, and our plans to continue to reduce coastal exposures. For example, the Massachusetts Commissioner of Insurance ordered a reduction in net rates of personal automobile insurance of 11.7% beginning April 11, 2007, which follows a reduction of 8.7% in 2006. Also, new business, such as that which we are generating through Connections Auto and Connections Home, generally experiences higher loss ratios than our other business, and is more difficult to predict. We have experienced loss ratios with our Connections Auto personal automobile business which are higher than expected, particularly in states in which we have less experience and data. We have initiated several actions to improve our results in new business; however, our ability to maintain or increase earnings and continue to grow could be adversely affected should the loss ratios for new business prove to be higher than our pricing and profitability expectations.

In addition, as discussed under “Contingencies and Regulatory Matters – Other Regulatory Matters”, the state of Florida has taken actions which significantly affect the property and casualty insurance market in that state, including ordering rate reductions for homeowners insurance products and subjecting insurance companies that do business in the state to potentially significant assessments in the event of catastrophic losses that are insured or reinsured by state-sponsored insurance or reinsurance entities. Similar issues may arise in other states with coastal exposures, and such state actions or our responses thereto could have a significant impact on our underwriting margins and growth prospects, as well as our ability to manage exposures to hurricane losses.

Commercial Lines

Commercial Lines’ net premiums written increased $11.4 million, or 4.8%, to $248.8 million during the second quarter of 2007. As discussed below, the quarter over quarter comparison of net premiums written was adversely affected by the timing and extent of coastal exposure management actions taken in Louisiana. Excluding the impact of net premiums written in Louisiana, the second quarter’s net premiums written would have increased by approximately 8% compared to the corresponding quarter last year. This increase is attributable to 21.3% growth in our other commercial lines business, primarily inland marine and bonds. For our more traditional lines of business, such as workers’ compensation, commercial automobile and commercial multiple peril, net written premiums grew modestly in the second quarter of 2007, compared to the same period of 2006, as we were disciplined in our underwriting process to maintain acceptable margins in an increasingly competitive pricing environment.

Net written premium growth was adversely impacted by coastal exposure management actions in Louisiana, including the non-renewal of policies in the current quarter, as well as an unusually high level of net premiums written in the second quarter of 2006 due to the conversion in that quarter of policies affected by Hurricane Katrina, from short-term policies to annual policies. Together, these items negatively impacted second quarter growth in 2007 by approximately 3%; however, this impact is not expected to continue to affect our growth in future quarter over quarter comparisons.

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $1.9 million, from $6.0 million in the second quarter of 2006 to $4.1 million in 2007. This decline was primarily due to a reduction in current accident year profit of approximately $7 million, primarily in our commercial multiple peril line. There were two factors driving this decline. First, current accident year losses in the second quarter of 2007 were adversely impacted by large property losses. Additionally, current accident year losses were unusually low in the second quarter of 2006. This was partially offset by a decrease in LAE of $4.0 million, primarily due to unusually low legal costs.

Favorable development on prior years’ loss and LAE reserves increased $4.0 million, from $9.3 million in the second quarter of 2006, to $13.3 million in 2007. This was driven primarily by our commercial multiple peril line of business.

The pre-tax effect of catastrophes decreased $6.8 million, from $12.1 million in the second quarter of 2006 to $5.3 million in 2007.

We have experienced increasing competition in our Commercial Lines of business and have begun to experience modest premium decreases on renewal policies, most notably in Michigan. We believe that the industry is also experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by increased price competition.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $0.8 million, to $3.1 million in the second quarter of 2007, from $2.3 million for the same period in 2006, primarily due to increased net investment income on holding company assets.

Investment Results

Net investment income increased $3.6 million, or 6.4%, to $59.6 million for the quarter ended June 30, 2007. The increase in net investment income reflects higher average invested assets due to increased operational cash flows. The average pre-tax yield on fixed maturities was 5.6% for the second quarter of 2007 and 5.5% for the second quarter of 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Property and Casualty segment income increased $21.1 million, or 11.9%, to $199.0 million, for the six months ended June 30, 2007, compared to $177.9 million in the same period of 2006. Catastrophe related activity increased $2.0 million, from $26.8 million in the first six months of 2006 to $28.8 million in the same period of 2007. Excluding the impact of catastrophe related activity, earnings would have increased $23.1 million as compared to 2006. This increase is due to lower losses, higher net investment income and lower loss adjustment expenses. Losses were lower in the current year due to higher favorable development of prior year loss and LAE reserves that were partially offset by higher current accident year losses. Favorable development of prior years’ reserves increased $34.7 million, to $86.8 million in the first six months of 2007, from $52.1 million in the same period of 2006. Current accident year results deteriorated approximately $24 million in the first six months of 2007, primarily in Personal Lines. Net investment income increased $7.8 million in the first six months of 2007, primarily due to favorable cash flows. Loss adjustment expenses decreased $4.8 million in the first six months of 2007, primarily due to lower legal, technology and independent adjusters’ costs.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Six Months Ended June 30,
	2007			2006
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)
Personal Lines:
Personal automobile	$523.1	56.3	0.5	$496.0	56.1	0.3
Homeowners	194.9	52.3	5.8	186.8	49.1	5.5
Other personal	19.1	29.6	3.6	19.5	23.8	2.1

Total Personal Lines	737.1	54.4	2.1	702.3	53.1	1.8

Commercial Lines:
Workers’ compensation	60.6	45.5	—	63.3	62.2	—
Commercial automobile	106.4	45.7	0.2	105.6	46.8	1.3
Commercial multiple peril	187.3	48.7	4.9	189.2	42.7	3.3
Other commercial	140.2	33.2	1.6	111.7	36.4	8.6

Total Commercial Lines	494.5	43.4	2.4	469.8	45.0	3.5

Total	$1,231.6	50.2	2.2	$1,172.1	50.3	2.5

	2007			2006
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	11.1	29.3	94.8	10.8	29.7	93.6
Commercial Lines	10.0	39.2	92.6	10.3	41.1	96.3
Total	10.7	33.1	94.0	10.7	33.8	94.8

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Six Months Ended June 30,
	2007				2006
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit, excluding prior year reserve development and catastrophes	$10.2	$1.6	$0.4	$12.2	$29.6	$1.9	$0.1	$31.6
Prior year reserve development favorable (unfavorable)	44.0	43.8	(1.0)	86.8	24.6	28.8	(1.3)	52.1
Pre-tax catastrophe effect	(16.4)	(12.4)	—	(28.8)	(11.1)	(15.7)	—	(26.8)

GAAP underwriting profit (loss)	37.8	33.0	(0.6)	70.2	43.1	15.0	(1.2)	56.9
Net investment income	58.3	53.9	8.1	120.3	53.4	52.3	6.8	112.5
Fees and other income	9.0	7.6	14.8	31.4	8.2	8.0	11.6	27.8
Other operating expenses	(2.0)	(6.2)	(14.7)	(22.9)	(2.0)	(6.1)	(11.2)	(19.3)

Segment income	$103.1	$88.3	$7.6	$199.0	$102.7	$69.2	$6.0	$177.9

Personal Lines

Personal Lines’ net premiums written increased $34.8 million, or 5.0%, to $737.1 million in the first six months of 2007. This net written premium growth was primarily attributable to rate increases in the personal automobile and homeowners lines, and to a lesser extent, an increase in new business written in the personal automobile line from our Connections Auto product. In the personal automobile line, rate increases in all states except Massachusetts contributed to overall growth of 5.5%. Massachusetts rates declined in accordance with the Commissioner’s mandated rate decreases effective January 1, 2006 and April 1, 2007. New business premium has increased in the first six months due to the introduction of Connections Auto in seventeen states and the appointment of new agents in states where we previously had little or no business. In the homeowners line, growth of 4.3% was driven by rate increases in Louisiana, Florida and Michigan.

Partially offsetting these items are lower retention in Michigan, which we believe is partially impacted by a weakening general economy in the state, coastal exposure management actions in homeowners, a decline in assumed premium from the Massachusetts CAR pool, and the sale of certain group businesses in New Jersey that were not aligned with our current strategy.

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $19.4 million, from $29.6 million in the first six months of 2006 to $10.2 million in 2007. This decline was primarily due to a reduction in current accident year profit of approximately $21 million due to large property losses in the homeowners line and to an increase in current accident year losses in the personal automobile line.

Favorable development on prior years’ loss and LAE reserves increased $19.4 million, from $24.6 million in the first six months of 2006 to $44.0 million in 2007. This increase was driven by improved personal automobile bodily injury liability and relates primarily to the three most recent accident years.

The pre-tax effect of catastrophes increased $5.3 million, from $11.1 million in the first six months of 2006 to $16.4 million in 2007.

Net investment income was $58.3 million for the first six months of 2007, an increase of $4.9 million compared to the same period in the prior year, primarily due to increased operating cash flows.

Commercial Lines

Commercial Lines’ net premiums written increased $24.7 million, or 5.3% to $494.5 million for the first six months of 2007. This increase is primarily attributable to 25.5% growth in our other commercial lines business, primarily inland marine and bonds. For our more traditional lines of business, such as workers’ compensation, commercial automobile and commercial multiple peril, net written premiums in the first six months of 2007 were relatively consistent with net written premiums in the same period of 2006 as we were disciplined in our underwriting process to maintain acceptable margins in an increasingly competitive pricing environment.

Our underwriting profit, excluding prior year reserve development and catastrophes declined by $0.3 million, from $1.9 million in the first six months of 2006 to $1.6 million in 2007. This decline was primarily due to higher current accident year losses, primarily in our commercial multiple peril line of business and to unfavorable involuntary pool results, partially offset by lower LAE of $3.3 million, primarily due to unusually low legal costs.

Favorable development on prior years’ loss and LAE reserves increased $15.0 million, from $28.8 million for the first six months of 2006 to $43.8 million in 2007. This increase occurred across all lines, in particular the workers compensation and other commercial lines of business.

The pre-tax effect of catastrophes decreased $3.3 million, from $15.7 million in the first six months of 2006 to $12.4 million in 2007.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $1.6 million, to $7.6 million for the six months ended June 30, 2007, from $6.0 million for the same period in 2006, primarily due to higher net investment income in our holding company.

Investment Results

Net investment income increased $7.8 million, or 6.9%, to $120.3 million for the six months ended June 30, 2007. The increase in net investment income reflects higher average invested assets due to increased operational cash flows and a fixed maturity call premium payment. The average pre-tax yield on fixed maturities was 5.6% for the first six months of 2007 compared to 5.5% for the first six months of 2006.

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

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”) based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring, and assumptions about emerging trends, our actuaries develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the actuarial estimation process, which vary by line of business, include determining the expected consistency in the frequency and severity of claims incurred but not yet reported to prior years claims, the trend in loss costs, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the projected effects of current developments and anticipated trends, is an appropriate basis for predicting future events. On a quarterly basis, our actuaries provide to management a point estimate for each significant line of our direct business to summarize their analysis.

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At June 30, 2007 and December 31, 2006, total recorded reserves, including direct reserves and voluntary and involuntary pool reserves, were 5.3% and 5.7%, respectively, greater than actuarially indicated point estimates.

Management’s Review of Judgments and Key Assumptions

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly workers’ compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims change regularly. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business. In such cases, there is less historical experience or knowledge and less data upon which actuaries can rely. Historically, we have limited the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical malpractice liability. The industry has experienced adverse loss trends in these lines of business.

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

Inflation generally increases the cost of losses covered by insurance contracts. The effect of inflation varies by product. Our property and casualty insurance premiums are established before the amount of losses and LAE and the extent to which inflation may affect such expenses are known. Consequently, we attempt, in establishing rates and reserves, to anticipate the potential impact of inflation and increasing medical and other costs in the projection of ultimate costs. We have experienced increasing medical costs, including those associated with personal automobile personal injury protection claims, particularly in Michigan, as well as in our workers’ compensation line in most states. This increase is reflected in our reserve estimates, but continued increases could contribute to increased losses and LAE in the future.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years, excluding development related to Hurricane Katrina, developed favorably by $86.8 million and $52.1 million for the six months ended June 30, 2007 and 2006, respectively, which represents 2.8% and 1.6% of loss reserves held, respectively. Reserves for Hurricane Katrina developed favorably by $3.5 million in the first six months of 2006.

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

In 2006, trends in claims activity caused us to reevaluate and increase our estimate of Hurricane Katrina net loss by approximately $59 million on a pre-tax basis, or $48.6 million, net of reinsurance on a pre-tax basis, for the year ended December 31, 2006. In Commercial Lines, the estimate of net losses increased primarily due to the recognition of higher business interruption exposure as more complete information was provided by insureds in response to our initiative to obtain related documentation, the impact of disputes related to wind versus water as cause of loss, the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. In Personal Lines, the estimate of net losses increased by approximately $3 million, primarily due to the continuation of supplemental payments on previously closed claims caused by the development of latent damages and inflationary pressures on repair costs. The estimate of loss adjustment expenses also increased by $8.4 million, driven primarily by an increase in litigation activity leading up to the pre-existing one year limit on a homeowner policyholders’ ability to challenge claims (this period was extended to two years by legislative action) and a change to the Louisiana bad faith law. We are also defendants in various litigation, including putative class actions, which dispute the scope or enforceability of the “flood exclusion”, claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (see also Contingencies and Regulatory Matters). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs assocated with this event will not substantially exceed these estimates.

Loss Reserves by Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into six broader lines of business: personal automobile, homeowners, workers’ compensation, commercial automobile, commercial multiple peril, and other personal and commercial lines. Asbestos and environmental reserves and pools business are separately analyzed.

The process of estimating reserves involves considerable judgment by management and is inherently uncertain. Actuarial point estimates by lines of business are the primary bases for determining ultimate expected losses and LAE and the level of net reserves required; however, other factors are considered as well. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the amount of data or experience we have with respect to a particular product or geographic area, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. The table below shows our recorded net reserves, net of reinsurance, and the actuarial reserve point estimates by line of business at June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$704.4	$680.2	$700.7	$670.1
Homeowners	115.5	112.9	106.4	103.7
Other Personal lines	23.5	22.0	26.1	23.5
Workers’ Compensation	385.9	369.3	398.0	382.2
Commercial Automobile	164.0	154.6	162.4	152.5
Commercial Multiple Peril	468.1	427.8	486.4	447.9
Other Commercial lines	157.1	142.4	158.3	140.0
Asbestos and Environmental	24.2	20.3	24.7	20.5
Pools and other	203.8	203.8	211.1	211.1

Total	$2,246.5	$2,133.3	$2,274.3	$2,151.5

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at June 30, 2007 and December 31, 2006 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes in commercial lines and recent adverse property related frequency trends in certain commercial line coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the likelihood of continued adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. In our Personal Lines segment, management considered the significant growth in our new business with the new Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets, as well as emerging loss trends which are higher than expected. Our lack of credible actuarial data to estimate losses in these new geographical areas and agency relationships and with this new product causes uncertainty in estimating ultimate reserves and requires considerable judgment by management. Also in Personal Lines, management considered the significant improvement in frequency trends the industry has experienced over the past several years in these lines of business which were unanticipated and remain to some extent unexplained. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At June 30, 2007 and December 31, 2006, total recorded reserves were 5.3% and 5.7% greater than actuarially indicated point estimates, respectively.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Six Months Ended June 30,
(In millions)	2007	2006
Reserve for losses and LAE, beginning of period	$3,163.9	$3,458.7
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	803.0	719.7
Decrease in provision for insured events of prior years, favorable development	(86.8)	(52.1)
Hurricane Katrina	—	(3.5)

Total incurred losses and LAE	716.2	664.1

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	320.4	272.5
Losses and LAE attributable to insured events of prior years	423.7	436.7

Total payments	744.1	709.2

Change in reinsurance recoverable on unpaid losses	(1.7)	(229.4)

Reserve for losses and LAE, end of period	$3,134.3	$3,184.2

The table below summarizes the reserve for losses and LAE by line of business.

(In millions)	June 30, 2007	December 31, 2006
Personal Automobile	$1,259.9	$1,256.9
Homeowners and Other	177.7	174.4

Total Personal	1,437.6	1,431.3

Workers’ Compensation	609.3	626.7
Commercial Automobile	233.8	229.4
Commercial Multiple Peril	563.5	582.8
Other Commercial	290.1	293.7

Total Commercial	1,696.7	1,732.6

Total reserve for losses and LAE	$3,134.3	$3,163.9

The total reserve for losses and LAE as disclosed in the above table decreased by $29.6 million for the six months ended June 30, 2007. The decrease in 2007 was primarily a result of payments to insureds for Hurricane Katrina.

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

	Six Months Ended June 30,
(In millions)	2007	2006
Increase (decrease) in loss provision for insured events of prior years:
Personal Automobile	$(47.9)	$(22.3)
Homeowners and other	0.8	(1.2)

Total Personal	(47.1)	(23.5)

Worker’s Compensation	(13.7)	(8.0)
Commercial Automobile	(7.5)	(4.0)
Commercial Multiple Peril	(11.6)	(7.6)
Other Commercial	(8.5)	(3.9)

Total Commercial	(41.3)	(23.5)

Voluntary Pools	1.0	1.3

Decrease in loss provision for insured events of prior years	(87.4)	(45.7)
Increase (decrease) in LAE provision for insured events of prior years	0.6	(6.4)

Decrease in total loss and LAE provision for insured events of prior year	$(86.8)	$(52.1)

Estimated loss reserves for claims occurring in prior years developed favorably by $87.4 million and $45.7 million during the first six months of 2007 and 2006, respectively. The favorable loss reserve development during the first six months of 2007 is primarily the result of lower bodily injury claim frequency in the personal automobile line, primarily in the three most recent accident years, and lower severity in the workers’ compensation line, also primarily in the three most recent accident years. In addition, lower frequency of liability claims in the commercial multiple peril line for the 2005 and prior accident years contributed to the favorable development.

The favorable loss reserve development during the first six months of 2006 is primarily the result of lower claim severity in the most recent accident years in the workers’ compensation line and decreases in both personal and commercial automobile claim frequency in the 2003 and 2004 accident years.

During the first six months of 2007 and 2006, estimated LAE reserves for claims occurring in prior years developed adversely by $0.6 million and favorably by $6.4 million, respectively. Development in the first six months of 2007 was adversely affected by a litigation settlement in the first quarter of 2007. The favorable development in 2006 is primarily attributable to improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses, primarily in the commercial multiple peril, homeowners and workers’ compensation lines.

Although we have experienced significant favorable development in both losses and LAE in recent years, there can be no assurance that this level of favorable development will occur in the future. We believe that we will experience less favorable development in the future than we have experienced recently. The factors that resulted in the favorable development of prior year reserves are considered in our ongoing process for establishing current accident year reserves. In light of our recent years of favorable development, we expect that the factors driving this development were considered to varying degrees in setting the more recent years accident year reserve. As a result, we expect the current and most recent accident year reserves not to develop as favorably as they have in the past.

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $24.2 million and $24.7 million at June 30, 2007 and December 31, 2006, respectively, net of reinsurance of $13.8 million at June 30, 2007 and December 31, 2006, respectively. The outstanding reserves for direct business asbestos and environmental damage have remained relatively consistent for the last three years. As a result of our historical direct underwriting mix of commercial lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $56.5 million and $57.0 million at June 30, 2007 and December 31, 2006, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

Life Companies

On December 30, 2005, we sold all of the outstanding shares of capital stock of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”), a life insurance subsidiary representing approximately 95% of our run-off variable life insurance and annuity business, to Goldman Sachs. The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, FAFLIC provided transition services to Goldman Sachs from December 30, 2005 through December 31, 2006.

Our Life Companies segment is discussed in two major components: Continuing Operations and Discontinued Operations.

Continuing Operations

Our Life Companies Continuing Operations business includes the run-off blocks of traditional life insurance products (principally the Closed Block), our group retirement annuity contract business, our discontinued group life and health business, including group life and health voluntary pools, our GIC business and certain non-insurance subsidiaries.

The following table summarizes the results of operations for the Continuing Operations component for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Segment revenues
Premiums	$4.8	$5.4	$22.6	$23.9
Fees and other income	0.4	5.7	0.8	11.7
Net investment income	20.5	23.0	39.8	46.7

Total segment revenue	25.7	34.1	63.2	82.3

Policy benefits, claims and losses	18.2	19.6	50.2	51.8
Policy acquisition expenses and other operating expenses	6.7	15.5	13.1	33.4

Segment income (loss)	$0.8	$(1.0)	$(0.1)	$(2.9)

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Life Companies’ Continuing Operations segment income was $0.8 million in the second quarter of 2007, compared to a loss of $1.0 million during the same period in 2006. This improvement was primarily due to lower operating expenses and to decreased losses from our GIC product as the business continues to run off, partially offset by lower net investment income also as a result of the continued run-off of our life business.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Life Companies’ Continuing Operations segment loss was $0.1 million in the first six months of 2007, compared to a loss of $2.9 million during the same period in 2006. This improvement was primarily due to lower operating expenses and to decreased losses from our GIC product, partially offset by lower net investment income as a result of the continued run-off of our life business.

Discontinued Operations

Our Discontinued Operations reflects the net costs and recoveries associated with the aforementioned sale of AFLIAC, primarily including those costs incurred to provide transition services, employee severance, indemnification and operations conversion.

The following table summarizes the results for our Discontinued Operations component for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Gain (loss) on sale of AFLIAC variable life insurance and annuity business	$0.3	$(2.8)	$0.1	$(22.9)

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

For the quarter ended June 30, 2007, we recorded a gain of $0.3 million, net of tax, as compared to a loss of $2.8 million, net of tax, for the quarter ended June 30, 2006. The loss in 2006 resulted primarily from conversion costs associated with our variable business.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

For the six months ended June 30, 2007, we recorded a gain of $0.1 million, net of tax, as compared to a loss of $22.9 million, net of tax, for the six months ended June 30, 2006. The loss in 2006 resulted primarily from a charge of $15.0 million for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45, as well as a charge of $7.9 million related to after-tax net costs incurred for employee severance, transition services, operations conversion expenses and litigation matters.

As of June 30, 2007, our total FIN 45 liability was $31.5 million on a pre-tax basis. Although we believe our current estimate for our FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	June 30, 2007		December 31, 2006
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$5,600.8	91.4%	$5,629.0	90.3%
Equity securities (1)	25.5	0.4	17.2	0.3
Mortgages	46.7	0.8	57.1	0.9
Policy loans (1)	120.8	2.0	125.7	2.0
Cash and cash equivalents (1)	301.0	4.9	372.7	6.0
Other long-term investments	33.3	0.5	35.4	0.5

Total	$6,128.1	100.0%	$6,237.1	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $109.0 million, or 1.7%, to $6.1 billion during the first six months of 2007, of which cash and cash equivalents decreased $71.7 million and fixed maturities decreased $28.2 million. Cash and cash equivalents decreased primarily due to a lower balance of collateral held related to our securities lending program. Fixed maturities decreased due to market value depreciation and sales of fixed maturities in the Life Companies to fund the run-off of life operations. These decreases were partially offset by purchases of fixed maturities resulting from improved operational cash flows in our property and casualty business.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, mortgage-backed securities, U.S. government and agency securities, tax-exempt issues of state and local governments, and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 93.5% of our fixed maturity portfolio held at June 30, 2007 and 93.9% at December 31, 2006. We do not hold subprime mortgages either directly or through our mortgage backed securities, nor do we currently own any collateralized debt obligations or invest in credit derivatives.

The following table provides information about the credit quality of our fixed maturities:

(In millions, except percentage data)		June 30, 2007			December 31, 2006
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$4,106.5	$4,034.9	72.0%	$4,095.7	$4,073.6	72.3%
2	Baa	1,225.7	1,205.7	21.5	1,221.0	1,216.0	21.6
3	Ba	137.9	137.8	2.5	127.0	129.6	2.3
4	B	171.5	174.7	3.1	154.6	161.9	2.9
5	Caa and lower	42.8	44.8	0.8	43.7	45.0	0.8
6	In or near default	1.2	2.9	0.1	1.2	2.9	0.1

Total fixed maturities		$5,685.6	$5,600.8	100.0%	$5,643.2	$5,629.0	100.0%

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested and expect to continue investing a small portion of funds in equity securities, and we may invest a portion in below investment grade fixed maturities and other assets. The average yield on fixed maturities was 5.6% for both June 30, 2007 and December 31, 2006.

At June 30, 2007, $110.7 million of our fixed maturities were invested in traditional private placement securities, as compared to $121.1 million at December 31, 2006. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $0.8 million of realized losses on other-than-temporary impairments of fixed maturities for the first six months of 2007, as compared to $4.7 million for the first six months of 2006, principally resulting from our exposure to below investment grade securities. In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

	June 30, 2007		December 31, 2006
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
12 months or less	$39.7	$2,125.7	$13.2	$1,322.1
Greater than 12 months	73.7	1,966.0	55.4	2,089.5

Total investment grade fixed maturities	113.4	4,091.7	68.6	3,411.6

Below investment grade fixed maturities:
12 months or less	2.8	145.1	1.3	68.3
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities	2.8	145.1	1.3	68.3
Equity securities	—	3.2	—	—

Total fixed maturities and equity securities	$116.2	$4,240.0	$69.9	$3,479.9

We had $116.2 million of gross unrealized losses on fixed maturities and equity securities at June 30, 2007, as compared to $69.9 million at December 31, 2006. The increase is primarily due to an increase in gross unrealized losses on investment grade fixed maturity investments attributable to the impact of higher market interest rates. Obligations of U.S. Treasury, U.S. government and agency securities, states and political subdivisions had associated gross unrealized losses of $19.3 million at June 30, 2007 and $10.9 million at December 31, 2006. At June 30, 2007 and December 31, 2006, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

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

The following table sets forth gross unrealized losses for fixed maturities by maturity period at June 30, 2007 and December 31, 2006. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

(In millions)	June 30, 2007	December 31, 2006
Due in one year or less	$0.7	$0.8
Due after one year through five years	19.4	13.4
Due after five years through ten years	50.9	29.9
Due after ten years	45.2	25.8

Total fixed maturities	$116.2	$69.9

The carrying value of fixed maturity securities on non-accrual status at June 30, 2007 and December 31, 2006, as well as the effect that non-accruals had on net investment income were not material. Although we did not experience defaults in the first six months of 2007, any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

The provision for federal income taxes from continuing operations was an expense of $30.0 million during the second quarter of 2007 compared to $24.7 million during the same period in 2006. These provisions resulted in consolidated effective federal tax rates of 33.5% and 31.5% for the quarters ended June 30, 2007 and 2006, respectively. This increase in the tax rate is primarily due to higher underwriting income in our Property and Casualty business, as well as a reduced level of tax exempt interest in the current year.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The provision for federal income taxes from continuing operations was an expense of $58.1 million during the first six months of 2007 compared to $50.0 million during the same period in 2006. These provisions resulted in consolidated effective federal tax rates of 32.0% and 30.5% for the six months ended June 30, 2007 and 2006, respectively. This increase in the tax rate is primarily due to higher underwriting income in our Property and Casualty business, as well as a reduced level of tax-exempt interest in the current year, partially offset by a $2.4 million benefit realized in 2007 for a settlement with the Internal Revenue Service of interest claims for 1977 through 1994.

In the first six months of 2007, we increased our valuation allowance related to our deferred tax asset by $23.3 million. This increase resulted from unrealized depreciation of our investment portfolio, which is reflected in Accumulated Other Comprehensive Loss in the Shareholders’ Equity section of the Consolidated Balance Sheets. Accordingly, we recorded this increase in valuation allowance as an adjustment to Accumulated Other Comprehensive Loss. At June 30, 2007 and December 31, 2006, our deferred tax valuation allowance was $192.7 million and $169.4 million, respectively.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at June 30, 2007 and December 31, 2006 included the current extent to which growth and product mix changes in our Commercial Lines segment have affected our ultimate loss trends, the significant growth in our Personal Lines new business and related growth in a number of states, the significant improvement in personal lines frequency trends the industry has experienced over the past couple of years which were unanticipated and remain to some extent unexplained, significant growth and product mix changes in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses and the likelihood of continued adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At June 30, 2007 and December 31, 2006, respectively, total recorded reserves were 5.3% and 5.7% greater than actuarially indicated point estimates. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2006 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years, excluding those related to Hurricane Katrina, developed favorably by $86.8 million and $52.1 million for the six months ended June 30, 2007 and 2006, respectively, which represents 2.8% and 1.6% of loss reserves held, respectively. Also, in the first six months of 2006, reserves for Hurricane Katrina developed favorably by $3.5 million. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business in our Annual Report on Form 10-K for the year ended December 31, 2006 for guidance related to the annual development of our loss and LAE reserves.

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

As a result of an increase in the actual return on assets in 2006, as well as demographic participant changes, and a slight increase in the 2006 year-end discount rate, we expect our pre-tax pension expense to decrease by approximately $16 million in 2007 from an expense of $12.9 million in 2006 to a benefit of $2.6 million in 2007.

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

Statutory Capital of Insurance Subsidiaries

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for FAFLIC and Hanover Insurance, as of June 30, 2007, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover Insurance (1)	$1,561.8	$478.7	$239.4	326%	652%
FAFLIC	192.1	39.7	19.8	484%	970%

(1)	Hanover Insurance’s Total Adjusted Capital includes $693.2 million related to its subsidiary, Citizens.

The total adjusted statutory capital position of Hanover Insurance improved $98.2 million during the first six months of 2007, primarily due to improved underwriting results in our property and casualty business. The total adjusted statutory capital position of FAFLIC improved during 2007, from $179.9 million at December 31, 2006 to $192.1 million at June 30, 2007. The increase in statutory surplus primarily resulted from the recognition of tax attributes, partially offset by an increase in the pension liability, the timing of certain accrued liabilities and litigation costs.

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

In May 2007, A.M. Best Co. upgraded its outlook on the financial strength rating of our property and casualty subsidiaries to positive from stable and reaffirmed their financial strength ratings of A- (excellent). Additionally, A.M. Best Co. upgraded its outlook on our senior debt to positive from stable and re-affirmed its rating of bbb-. Lastly, A.M. Best Co. re-affirmed the B+ (very good) rating of our life insurance company.

Liquidity and Capital Resources

Net cash provided by operating activities was $38.0 million during the first six months of 2007, as compared to net cash used of $42.6 million during the same period in 2006. The $80.6 million decrease in cash used for operating activities primarily resulted from lower payments in 2007 associated with Hurricane Katrina, to both reinsurers for reinstatement premiums and other funding, and to policyholders for claims. In addition, cash from operations improved in 2007 due to higher net written premium in our property and casualty business. These increases in cash were partially offset by increased non-Hurricane Katrina loss and loss adjustment expense payments.

Net cash used in investing activities was $58.8 million during the first six months of 2007, compared to net cash provided of $226.6 million for the same period of 2006. During 2007, cash was used to fund net purchases of fixed maturity securities, resulting from improved underwriting results in our property and casualty business, partially offset by the run-off of our Life operations. Additionally, cash was used in 2007 to fund net disbursements associated with our premium financing business. During 2006, cash was primarily provided by net sales of fixed maturity securities to fund maturities of long-term funding agreements.

Net cash used in financing activities was $50.9 million during the first six months of 2007, compared to $492.1 million for the same period of 2006. During 2007, cash used in financing activities resulted from a net repayment of $72.8 million related to our securities lending program, partially offset by $20.7 million of proceeds from option exercises. Cash was used in 2006 primarily to fund the maturity of certain long-term funding agreements (GIC products in our Life Companies) and to fund our $200 million share repurchase program.

At June 30, 2007, THG, as a holding company, held $340.7 million of cash and fixed maturities. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2007, which currently consist primarily of interest on the senior debentures and junior subordinated debentures, and to pay certain federal income tax liabilities expected to become due in 2007. We also expect that the holding company will be required to make payments in 2007 related to indemnification of liabilities associated with the sale of the variable life insurance and annuity business. We currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2007 holding company obligations.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. Based on current law, we are required to contribute approximately $35 million in 2007, of which $22.2 million has been paid through July 2007. We expect to continue to make additional cash contributions to our qualified defined benefit pension plan in future years. As the single employer of THG, the funding of these plans is the responsibility of FAFLIC. Contributions to the qualified defined benefit pension plan do not affect the statutory surplus of FAFLIC.

Our insurance subsidiaries, including FAFLIC, maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments and short-term investments.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We had no borrowings under this line of credit as of June 30, 2007.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies and Regulatory Matters

LITIGATION AND CERTAIN REGULATORY MATTERS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We recently filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies. The motion is pending with the court.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of June 30, 2007, there were in excess of 125 such cases, four of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including THG, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. On November 27, 2006, the Federal District Court issued an Order in these consolidated cases denying our motion to dismiss. The Court held that the flood exclusions utilized in the forms of homeowners and commercial lines policies issued by THG and a number of other insurance carriers were ambiguous because such exclusions did not specify that they applied to flooding caused by negligent acts or omissions as well as to flooding caused by natural incidents such as Acts of God. The plaintiffs in these cases claim, among other things, that the efficient proximate cause of their losses was the third-party negligence of the Army Corps of Engineers and the Orleans Levee District in the maintenance of the canal walls or in its failure to warn the plaintiffs and others of the impending water intrusion. The Federal District Court ordered that discovery proceed on the questions of whether there was such negligence and whether such negligence was in fact the efficient proximate cause of such losses.

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting our and the other defendant’s motion for leave to appeal. On February 28, 2007, the Fifth Circuit issued an Order expediting such appeal. Oral arguments for the appeal were held on June 6, 2007 and on August 2, 2007, the Court issued an opinion reversing the District Court’s opinion and holding that flood exclusions such as those contained in our policies are applicable to Hurricane Katrina-related flooding irrespective of the cause of the flooding. The Court remanded to the District Court plaintiffs’ claims for water damage, where they are expected to be dismissed.

Plaintiffs in several consolidated cases (including Sampia vs. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) have appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs' contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal is currently pending in the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al, vs. State Farm Fire & Casualty Co., No. 06-30946. On April 27, 2007, the Fifth Circuit entered an Order expediting such appeal and oral arguments were held on July 9, 2007. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decision dismissing plaintiffs’ claims.

We continue to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. The Fifth Circuit Court’s decisions in the federal court cases are not legally binding on the state courts. We believe that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that our flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on our financial position, as well as on our results of operations. We have established our loss and loss adjustment reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered.

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

OTHER REGULATORY MATTERS

On July 16, 2007, Massachusetts Commissioner of Insurance issued two decisions pertaining to personal automobile insurance. The first decision calls for the end of the “fixed and established” system of setting auto rates and replaces it with a system of “Managed Competition”. The second decision orders the implementation of an Assigned Risk Plan beginning with new business as of April 1, 2008.

The Commissioner of Insurance indicated that a regulatory framework to provide guidance on how Managed Competition will be implemented will be introduced soon. Until the regulatory framework is released, we are unable to determine what impact, if any, Managed Competition will have on our business.

The Assigned Risk Plan would distribute the Massachusetts residual auto market based on individual policyholder assignments rather than assigning carriers Exclusive Representative Producers. We believe the Assigned Risk Plan would provide for a more equitable distribution of residual market risks across all carriers in the market, and therefore, such plan, if implemented, is not likely to adversely affect our results of operations or financial position.

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

In January 2007, the Governor of Florida signed into law significant changes affecting the property and casualty insurance market. The legislation reversed two previously approved rate increases for the residual market property insurer, Citizens Property Insurance Corporation, and mandated that private insurer rates be adjusted to reflect projected savings in reinsurance costs realized through purchases of catastrophe reinsurance from the Florida Hurricane Catastrophe Fund. Insurers are presently prohibited by an Emergency Rule from canceling, non-renewing or raising rates with very limited exceptions, until rate filings reflecting the reduced cost of reinsurance from the Florida Hurricane Catastrophe Fund have been filed with the Office of Insurance Regulation. The newly enacted restrictions also require any company which writes personal automobile business in Florida to write homeowners insurance if it or any of its affiliates write homeowners in any other state.

On August 3, 2007, the Commissioner of the Florida Office of Insurance Regulation issued a Consent Order which permits us to non-renew our Florida homeowners insurance policies, beginning December 15, 2007, and continuing until all such policies are non-renewed, which is expected to occur over the ensuing twelve months. Non-renewal of these policies is expected to affect policies which represent approximately $16 million in written premium. Florida agents whose customers will be affected by such non-renewals will be offered appointments with another company, which in turn will offer to such customers new homeowners policies on substantially the same terms and rate as we had provided. We also expect to enter into a transaction pursuant to which we will be deemed “affiliated” with this insurance carrier such that we will not be prohibited from continuing to write personal automobile insurance in Florida.

In addition, the Florida legislation is expected to result in a substantial increase in the size of Citizens Property Insurance Corporation, thereby increasing the potential for significant assessments or other liabilities on insurance companies in the event of catastrophic losses. Such assessments apply to property and non-property lines of business and to commercial as well as to personal lines. In the event of a significant catastrophic event, it is possible that reinsurance purchased from the Florida Hurricane Catastrophe Fund would be uncollectible or that we would be unable to recoup such assessments or assessments arising under the Florida Insurance Guaranty Association in the event of the insolvency of other insurance companies doing business in Florida. In the event Citizens Property Insurance Corporation incurred significant catastrophic losses, we could incur assessment expenses which could be material. It is possible that any additional efforts we undertake to mitigate this exposure could significantly affect our premiums and profitability in Florida.

Over the past year other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in our case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure to hurricane related losses. It is possible that other states may take action similar to those taken in the state of Florida. At this time we are unable to predict the likelihood or impact of any such potential assessments or other actions.

Recent Developments

In June 2007, we entered into a definitive agreement through which we will acquire Professionals Direct, Inc.(“PDI”), for $23.2 million. PDI is a Michigan-based company that provides professional liability insurance for small and mid-sized law practices and generates annual written premium of approximately $30 million. The transaction is subject to regulatory review and approval. It is expected to close later in 2007.

As previously announced, Edward J. Parry, III will resign as Executive Vice President and Chief Financial Officer of THG effective August 31, 2007 and effective September 1, 2007, Mr. John Leahy will replace Mr. Parry as Executive Vice President and Chief Financial Officer of the Company.

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

Combined ratio, GAAP – This ratio is the GAAP equivalent of the statutory ratio that is widely used as a benchmark for determining an insurer’s underwriting performance. A ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income. The combined ratio is the sum of the loss ratio, the loss adjustment expense ratio and the expense ratio.

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

Inland marine insurance— A type of coverage developed for shipments that do not involve ocean transport. It covers articles in transit by all forms of land and air transportation as well as bridges, tunnels and other means of transportation and communication. Floater policies that cover expensive personal items such as fine art and jewelry are included in this category.

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

Risk based capital (“RBC”)—A method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk based capital. Total adjusted capital for property and casualty companies is capital and surplus. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of dividends apportioned for payment. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital. Regulators may take action for reasons other than triggering various RBC action levels. The various action levels are summarized as follows:

•

The Company Action Level, which equals 200% of the Authorized Control Level, requires a company to prepare and submit an RBC plan to the commissioner of the state of domicile. An RBC plan proposes actions which a company may take in order to bring statutory capital above the Company Action Level. After review, the commissioner will notify the company if the plan is satisfactory.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006, included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the first six months of 2007 to these risks or our management of them.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on our controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer noted that during the quarter ended June 30, 2007, we outsourced certain Life Companies policy administration and processing functions to a third party service provider. There were no other changes that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We recently filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies. This motion is pending with the court.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigation, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of June 30, 2007, there were in excess of 125 such cases, four of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including us, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. On November 27, 2006, the Federal District Court issued an Order in these consolidated cases denying our motion to dismiss. The Court held that the flood exclusions utilized in the forms of homeowners and commercial lines policies issued by us and a number of other insurance carriers were ambiguous because such exclusions did not specify that they applied to flooding caused by negligent acts or omissions as well as to flooding caused by natural incidents such as Acts of God. The plaintiffs in these cases claim, among other things, that the efficient proximate cause of their losses was the third-party negligence of the Army Corps of Engineers and the Orleans Levee District in the maintenance of the canal walls or in its failure to warn the plaintiffs and others of the impending water intrusion. The Federal District Court ordered that discovery proceed on the questions of whether there was such negligence and whether such negligence was in fact the efficient proximate cause of such losses.

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting our and the other defendant’s motion for leave to appeal. On February 28, 2007, the Fifth Circuit issued an Order expediting such appeal. Oral arguments for the appeal were held on June 6, 2007 and on August 2, 2007, the Court issued an opinion reversing the District Court’s opinion and holding that flood exclusions such as those contained in our policies are applicable to Hurricane Katrina-related flooding irrespective of the cause of the flooding. The Court remanded to the District Court plaintiffs’ claims for water damage, where they are expected to be dismissed.

Plaintiffs in several consolidated cases (including Sampia vs. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) have appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs' contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal is currently pending in the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al, vs. State Farm Fire & Casualty Co., No. 06-30946. On April 27, 2007, the Fifth Circuit entered an Order expediting such appeal and oral arguments were held on July 9, 2007. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decision dismissing plaintiffs’ claims.

We continue to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. The Fifth Circuit Court’s decisions in the federal court cases are not legally binding on the state courts. We believe that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that our flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding, or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on our financial position, as well as on our results of operations. We have established our loss and LAE reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered.

ITEM 1A – RISK FACTORS

Risks and Forward-Looking Statements

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for 2007 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in our Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance” and similar expressions are intended to identify forward-looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2006. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply.

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

Risks Relating To Our Property And Casualty Insurance Business

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years, including risks indirectly insured through various mandatory market mechanisms or through discontinued pools which are included in the Other Property and Casualty segment (our retained Life Companies business also includes discontinued pools which present similar risks) or the expected decline in the amount of favorable development which has been realized in recent periods; (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, whether as the result of an increasingly competitive product pricing environment, the adoption by competitors of strategies to increase agency appointments and commissions, as well as marketing and advertising expenditures or otherwise; (iii) heightened competition, including the recent intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) failure to obtain new customers, retain existing customers or reductions of policies in force by existing customers, whether as a result of recent competition or otherwise; (v) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (vi) restrictions on insurance underwriting; (vii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, recently announced changes to the “fixed and established” rate setting mechanism for personal automobile rates in Massachusetts, limitations on the use of credit scoring, such as proposals to ban the use of credit scores with respect to personal lines in Michigan and Florida or arising out of the recent report on credit scores issued by the U.S Fair Trade Commission, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best, whether due to additional capital requirements or the Company’s underwriting performance or other factors; (ix) industry-wide change resulting from investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new personal lines products, such as our multivariate auto and our new homeowners products, and related technology changes and new personal and commercial lines operating models; and (xi) disruptions caused by the pending implementation of a new claims system for both the personal and commercial automobile lines. Additionally, our profitability could be affected by adverse catastrophe experience, severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk. This factor, along with the increased cost of reinsurance, may result in insurers seeking to diversify their geographic exposure which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in non-coastal markets such as the Midwest. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of profits from operations in the Midwest.

Specifically, underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to hurricanes Katrina and Rita. The risks and uncertainties in our business that may affect such estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event. Factors that add to the complexity in this event include the legal and regulatory uncertainty (including legislative changes in Louisiana to the statute of limitations for reporting certain claims and to sanctions for “bad faith” claims handling, as well as certain legal developments related to flood exclusion language in policy contracts and the interpretation of Louisiana Valued Policy Law), the complexity of factors contributing to the losses, delays in claim reporting, the exacerbating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due in part to the availability and cost of resources to effect repairs. As a result, there can be no assurance that our ultimate costs associated with this event will not be substantially different from current estimates. In addition, there can be no assurance that, in light of the devastation in the areas affected by Hurricane Katrina, our ability to obtain and retain policyholders will not be adversely affected.

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

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates. In addition, underwriting results and segment income could be adversely affected by changes in the current favorable frequency and loss trends generally being experienced industry-wide. Results in personal lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the current economic environment in Michigan, proposals in Michigan to reduce rates or expand coverage, or the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores), by unfavorable loss trends that may result in New Jersey due to that state’s supreme court ruling relating to the no-fault tort threshold, and by disruptions caused by judicial and potential legislative and executive branch intervention related to rules proposed by the Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market and introduce “managed competition” to that market, as well as the April 1, 2007 reduction in personal automobile rates.

Also, our personal lines business production and earnings may be unfavorably affected by the introduction of our multivariate auto product should we experience adverse selection because of our pricing, operational difficulties or implementation impediments with independent agents, or the inability to grow or sustain growth in new markets after the introduction of new products or the appointment of new agents. In addition, there are increased underwriting risks associated with premium growth and the introduction of new products or programs in both our personal and commercial lines businesses, as well as the appointment of new agencies and the expansion into new geographical areas, and we have experienced increased loss ratios with respect to our new personal automobile business, which is written through our Connections Auto product, particularly in certain states where we have less experience and data.

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

Risks Relating To Our Life Companies

Our businesses may be affected by (i) adverse actions related to legal and regulatory actions described under “Contingencies and Regulatory Matters” on pages 47 to 50 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, including those which are subject to the “FIN 45” reserve described under “Life Companies – Discontinued Operations” on page 40 of Management’s Discussion and analysis of Financial Condition and Results of Operations of this Form 10-Q; (ii) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); (iii) possible claims relating to sales practices for insurance and investment products or our historical administration of such products, including with respect to activities of our former agents; (iv) adverse trends in mortality and morbidity; and (v) lower appreciation or decline in value of our managed investments or the investment markets in general.

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

Risks Relating To Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (ii) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (iii) the inability to attract, or the loss or retirement of key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (iv) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (v) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (vi) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate, including the expansion of current concerns regarding sub-prime mortgages to prime mortgage and corresponding mortgage-backed securities; (vii) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (viii) defaults or impairments of debt securities held by us; (ix) higher employee benefit costs due to changes in market values of plan assets, interest rates, regulatory requirements or judicial interpretations of benefits (including with respect to our Cash Balance Plan which is the subject of the Durand litigation); (x) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xi) errors or omissions in connection with the administration of any of our products; (xii) breaches of our information technology security systems or other operational disruptions or breaches which result in the loss or compromise of confidential financial, personal, medical or other information about our policyholders, agents or others with whom we do business; and (xiii) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2007(1)	2,702	$44.87	—	$—
May 1 – 31, 2007	—	—	—	—
June 1 – 30, 2007	—	—	—	—

Total	2,702	$44.87	—	$—

(1)	Share were repurchased to satisfy statutory minimum tax withholding amounts due from employees upon receipt of stock which resulted from the vesting of their restricted stock units. These restricted stock units were granted in 2004 pursuant to our amended Long-term Stock Incentive Plan.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders’ meeting was held on May 15, 2007. The following is a brief description of each matter voted upon at the meeting and the votes cast.

Election of Directors:

Three directors nominated for election by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

	FOR	AGAINST	ABSTAIN
Michael P. Angelini	38,645,985	2,023,151	139,095
P. Kevin Condron	39,237,699	1,427,147	143,385
Neal F. Finnegan	39,169,090	1,494,111	145,030

The other directors whose terms continued after the Annual Meeting are Frederick H. Eppinger, David J. Gallitano, Gail L. Harrison, Wendell J. Knox, Robert J. Murray, and Joseph R. Ramrath.

Ratification of Independent Public Accountants:

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2007.

For	40,481,519
Against	202,106
Abstain	124,606

ITEM 5 – OTHER INFORMATION

On August 8, 2007, Edward J. Parry, III and First Allmerica Financial Life Insurance Company, a wholly-owned subsidiary of THG, executed a certain Retention/Separation Agreement (the “Parry Agreement”).

The material terms of the Parry Agreement (which are the same as were anticipated and disclosed in the Company’s Current Report on Form 8-K, filed on May 15, 2007) are as follows:

•

Mr. Parry will resign as Executive Vice President and Chief Financial Officer of THG and from all other director, trustee and officer positions he holds with any of THG’s affiliates or subsidiaries effective August 31, 2007;

•

Mr. Parry will receive a continuation of salary for thirty (30) weeks at his current rate (which may be paid in a lump sum) and will be eligible for certain health, welfare and other benefits during this period;

•	Mr. Parry will receive a pro-rated portion of his target 2007 Short–Term Incentive Compensation Plan Award through September 1, 2007;

•	Mr. Parry will receive a $150,000 supplemental “stay” bonus;

•

Subject to certain limitations, Mr. Parry’s existing stock awards will remain exercisable up to as late as December 31, 2007. Any stock awards that are not vested or have not otherwise been exercised by December 31, 2007, will be forfeited by Mr. Parry; and

•	Mr. Parry will be eligible for executive outplacement services.

The foregoing description of the Parry Agreement does not purport to be complete and is qualified in its entirety by the Parry Agreement attached hereto as Exhibit 10.3 and incorporated herein by reference.

John. J. Leahy, 49, formerly the Executive Vice President and Chief Financial Officer of Keane, Inc., has been chosen to succeed Mr. Parry as Chief Financial Officer and principal accounting officer and is expected to assume these duties effective September 1, 2007.

ITEM 6 – EXHIBITS

EX – 10.1	Description of 2007-2008 Non-Employee Director Compensation.

EX – 10.2	Credit Agreement dated June 21, 2007 among The Hanover Insurance Group, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, Deutsche Bank Securities, Inc., as sole arranger and bookrunner, Bank of America, N.A., as syndication agent and Citibank, N.A., JPMorgan Chase Bank, N.A., and Sovereign Bank, as co-documentation agents filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 and incorporated herein by reference.

EX – 10.3	Retention/Separation Agreement executed August 8, 2007, by and between Edward J. Parry, III and First Allmerica Financial Life Insurance Company.

EX – 10.4	Offer Letter dated July 24, 2007 between the Registrant and John J. Leahy previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2007 and incorporated herein by reference.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

August 8, 2007	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

August 8, 2007	/s/ Edward J. Parry, III
Date	Edward J. Parry, III
Chief Financial Officer, Executive Vice President and Principal Accounting Officer