Form 10-Q
period 2007-09-30
HANOVER INSURANCE GROUP, INC.
filed 2007-11-09
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,920,837 shares of common stock outstanding, as of November 1, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2007	2006	2007	2006
Revenues
Premiums	$600.4	$568.2	$1,798.1	$1,682.4
Net investment income	81.4	78.3	241.9	237.8
Net realized investment (losses) gains	(1.2)	2.1	1.9	10.6
Fees and other income	14.5	22.6	42.7	58.8

Total revenues	695.1	671.2	2,084.6	1,989.6

Benefits, losses and expenses
Policy benefits, claims, losses and loss adjustment expenses	393.1	399.5	1,160.8	1,114.8
Policy acquisition expenses	132.6	121.7	390.0	352.8
Other operating expenses	91.6	106.7	274.6	315.0

Total benefits, losses and expenses	617.3	627.9	1,825.4	1,782.6

Income before federal income taxes	77.8	43.3	259.2	207.0

Federal income tax expense (benefit):
Current	11.5	(4.5)	47.3	18.3
Deferred	13.3	19.3	35.6	46.5

Total federal income tax expense	24.8	14.8	82.9	64.8

Income from continuing operations	53.0	28.5	176.3	142.2
Discontinued operations (See Note 3):
Gain (loss) on disposal of variable life insurance and annuity business (net of income tax (expense) benefit of $(2.5) for the quarter ended September 30, 2006 and $0.2 and $5.3 for the nine months ended September 30, 2007 and 2006)	0.1	(2.9)	0.2	(25.8)
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $1.2 for the quarter and nine months ended September 30, 2006)	0.8	7.8	0.8	7.8

Income before cumulative effect of change in accounting principle	53.9	33.4	177.3	124.2
Cumulative effect of change in accounting principle (net of income tax expense of $0.3)	—	—	—	0.6

Net income	$53.9	$33.4	$177.3	$124.8

PER SHARE DATA
Basic
Income from continuing operations	$1.02	$0.56	$3.42	$2.75
Discontinued operations:
Loss on disposal of variable life insurance and annuity business (net of income tax (expense) benefit of $(0.05) and $0.10 for the quarter and nine months ended September 30, 2006)	—	(0.05)	—	(0.49)
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $0.02 for the quarter and nine months ended September 30, 2006)	0.02	0.15	0.02	0.15

Income before cumulative effect of change in accounting principle	1.04	0.66	3.44	2.41
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income per share	$1.04	$0.66	$3.44	$2.42

Weighted average shares outstanding	51.8	50.9	51.6	51.7

Diluted
Income from continuing operations	$1.01	$0.56	$3.37	$2.73
Discontinued operations:
Loss on disposal of variable life insurance and annuity business (net of income tax (expense) benefit of $(0.05) and $0.10 for the quarter and nine months ended September 30, 2006)	—	(0.06)	—	(0.49)
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $0.02 for the quarter and nine months ended September 30, 2006)	0.02	0.15	0.02	0.14

Income before cumulative effect of change in accounting principle	1.03	0.65	3.39	2.38
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income per share	$1.03	$0.65	$3.39	$2.39

Weighted average shares outstanding	52.5	51.3	52.3	52.2

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) September 30, 2007	December 31, 2006
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $5,746.0 and $5,643.2)	$5,709.2	$5,629.0
Equity securities, at fair value (cost of $27.4 and $11.6)	35.3	17.2
Mortgage loans	41.8	57.1
Policy loans	117.7	125.7
Other long-term investments	32.6	35.4

Total investments	5,936.6	5,864.4

Cash and cash equivalents	229.7	372.7
Accrued investment income	76.7	72.3
Premiums, accounts and notes receivable, net	660.5	584.7
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,373.8	1,350.5
Deferred policy acquisition costs	255.2	233.5
Deferred federal income taxes	356.3	385.0
Goodwill	126.0	121.4
Other assets	322.8	328.5
Separate account assets	507.6	543.6

Total assets	$9,845.2	$9,856.6

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$1,177.0	$1,242.3
Outstanding claims, losses and loss adjustment expenses	3,239.9	3,247.2
Unearned premiums	1,203.6	1,101.4
Contractholder deposit funds and other policy liabilities	174.5	194.9

Total policy liabilities and accruals	5,795.0	5,785.8

Expenses and taxes payable	727.1	928.0
Reinsurance premiums payable	69.9	52.7
Trust instruments supported by funding obligations	39.0	38.5
Long-term debt	514.0	508.8
Separate account liabilities	507.6	543.6

Total liabilities	7,652.6	7,857.4

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,818.4	1,814.3
Accumulated other comprehensive loss	(66.7)	(39.9)
Retained earnings	892.8	712.0
Treasury stock at cost (8.7 million and 9.4 million shares)	(452.5)	(487.8)

Total shareholders’ equity	2,192.6	1,999.2

Total liabilities and shareholders’ equity	$9,845.2	$9,856.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Nine Months Ended September 30,
(In millions)	2007	2006
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,814.3	1,785.1
Tax benefit from stock options and other	2.3	7.1
Employee and director stock-based awards	1.8	16.8

Balance at end of period	1,818.4	1,809.0

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
NET UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	(9.0)	9.9
Depreciation during the period:
Net depreciation on available-for-sale securities and derivative instruments	(12.1)	(33.3)
(Provision) benefit for deferred federal income taxes	(0.9)	5.3

	(13.0)	(28.0)

Balance at end of period	(22.0)	(18.1)

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(30.9)	(69.4)
Amounts arising in the period	(26.0)	—
Amortization during the period:
Amount recognized as net periodic benefit cost	4.8	—
Benefit for deferred federal income taxes	7.4	—

	(13.8)	—

Balance at end of period	(44.7)	(69.4)

Total accumulated other comprehensive loss	(66.7)	(87.5)

RETAINED EARNINGS
Balance at beginning of period, before cumulative effect of accounting change, net of tax	712.0	589.8
Cumulative effect of accounting change, net of tax	11.5	—

Balance at beginning of period, as adjusted	723.5	589.8
Net income	177.3	124.8
Treasury stock issued for less than cost	(8.0)	(29.2)

Balance at end of period	892.8	685.4

TREASURY STOCK
Balance at beginning of period	(487.8)	(364.7)
Shares purchased at cost	—	(200.1)
Net shares reissued at cost under employee stock-based compensation plans	35.3	66.6

Balance at end of period	(452.5)	(498.2)

Total shareholders’ equity	$2,192.6	$1,909.3

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Net income	$53.9	$33.4	$177.3	$124.8
Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation (depreciation) during the period	42.7	95.5	(11.9)	(34.6)
(Provision) benefit for deferred federal income taxes	(1.0)	5.0	(1.0)	5.7

Total available-for-sale securities	41.7	100.5	(12.9)	(28.9)

Derivative instruments:
Net appreciation (depreciation) during the period	0.1	(0.1)	(0.2)	1.3
Benefit (provision) for deferred federal income taxes	—	0.1	0.1	(0.4)

Total derivative instruments	0.1	—	(0.1)	0.9

	41.8	100.5	(13.0)	(28.0)

Pension and postretirement benefits:
Amounts arising in the period:
Net actuarial loss	(16.0)	—	(26.0)	—
Amortization recognized as net periodic benefit costs:
Net actuarial loss	6.5	—	7.8	—
Prior service cost	(0.6)	—	(1.8)	—
Transition asset	(0.4)	—	(1.2)	—

	(10.5)	—	(21.2)	—
Benefit for deferred federal income taxes	3.6	—	7.4	—

Total pension and postretirement benefits	(6.9)	—	(13.8)	—

Other comprehensive income (loss)	34.9	100.5	(26.8)	(28.0)

Comprehensive income	$88.8	$133.9	$150.5	$96.8

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
(In millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$177.3	$124.8
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on disposal of variable life insurance and annuity business	(0.2)	25.8
Gain on sale of Financial Profiles, Inc	(0.8)	(7.8)
Net realized investment gains	(1.9)	(10.6)
Net amortization and depreciation	13.9	16.3
Stock-based compensation expense	11.2	13.0
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	1.8	6.0
Deferred federal income taxes	35.6	42.3
Change in deferred acquisition costs	(20.8)	(29.7)
Change in premiums and notes receivable, net of reinsurance premiums payable	(38.5)	(130.9)
Change in accrued investment income	(3.9)	3.9
Change in policy liabilities and accruals, net	(31.8)	(212.1)
Change in reinsurance receivable	(3.2)	225.6
Change in expenses and taxes payable	(106.1)	(97.1)
Other, net	7.8	(14.0)

Net cash provided by (used in) operating activities	40.4	(44.5)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	971.0	1,105.8
Proceeds from disposals of equity securities and other investments	12.8	18.8
Proceeds from mortgages matured or collected	15.3	40.2
Proceeds from collections of installment finance and notes receivable	329.9	259.3
Net cash used to acquire Professionals Direct, Inc.	(16.9)	—
Proceeds from sale of variable life insurance and annuity business	—	27.3
Proceeds from sale of Financial Profiles, Inc	—	17.9
Purchase of available-for-sale fixed maturities	(1,040.4)	(923.5)
Purchase of equity securities and other investments	(15.3)	(5.8)
Capital expenditures	(6.6)	(6.0)
Net payments related to terminated swap agreements	—	(28.3)
Disbursements to fund installment finance and notes receivable	(350.2)	(273.7)

Net cash (used in) provided by investing activities	(100.4)	232.0

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from contractholder deposit funds	—	(25.8)
Withdrawals from trust instruments supported by funding obligations	—	(253.1)
Exercise of options	21.5	37.8
Proceeds from excess tax benefits related to share-based payments	5.2	5.2
Change in collateral related to securities lending program	(109.7)	(61.1)
Treasury stock purchased at cost	—	(200.1)

Net cash used in financing activities	(83.0)	(497.1)

Net change in cash and cash equivalents	(143.0)	(309.6)
Cash and cash equivalents, beginning of period	372.7	701.5

Cash and cash equivalents, end of period	$229.7	$391.9

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

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement No. 158”). This statement requires an employer to recognize the funded status of its benefit plans in its statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which they occur. The funded status of the plans should be measured as the difference between the fair value of plan assets and the benefit obligation. This statement also requires the recognition, as a component of other comprehensive income, net of taxes, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost pursuant to Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“Statement No. 87”) or Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“Statement No. 106”), as well as the balance of transition assets or obligations remaining from the initial application of Statement No. 87 and Statement No. 106. These balances in accumulated other comprehensive income shall be subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization requirements of Statement No. 87 and Statement No. 106. In addition, the statement requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. The statement also provides for enhanced disclosures which include, among other items, the estimated amount of actuarial gains or losses, prior services costs or credits, and transition assets or obligations that are included in accumulated other comprehensive income to be recognized as components of net periodic benefit cost in the next fiscal year. The effective date for a company to recognize the funded status of its plans and the related disclosure requirements is as of the end of its fiscal year ending after December 15, 2006. Retrospective application of this statement is not permitted. The effective date for changing a company’s measurement date for plan assets and benefit obligations to coincide with the date of its statement of financial position will be for fiscal years ending after December 15, 2008. The Company currently measures its funded status as of December 31. THG adopted Statement No. 158 effective December 31, 2006. The impact of adopting Statement No. 158 was not material to the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). This statement creates a common definition of fair value to be used throughout generally accepted accounting principles. Statement No. 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, with certain exceptions. The standard establishes a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. The statement also requires expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The difference between the carrying amounts and fair values of those financial instruments held at the date this statement is initially applied should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The Company does not believe that the effect of adopting Statement No. 157 will be material to its financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only where the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 which resulted in an increase to shareholders’ equity of $11.5 million. See Note 4—Federal Income Taxes.

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

3. Sale of Variable Life Insurance and Annuity Business

On December 30, 2005, the Company sold all of the outstanding shares of capital stock of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”), a life insurance subsidiary representing approximately 95% of the Company’s run-off variable life insurance and annuity business to The Goldman Sachs Group, Inc. (“Goldman Sachs”). The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, the Company agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Services, Inc., its investment advisory subsidiary, concurrently with the consummation of a fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006. Total proceeds from this transaction were $318.8 million, of which the Company has received $295.4 million as of September 30, 2007. The remaining $23.4 million will be received in equal installments in 2007 and 2008.

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

The Company accounted for the disposal of AFLIAC as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company recognized a net gain of $0.1 million and a net loss of $2.9 million during the third quarter of 2007 and 2006, respectively, and a net gain of $0.2 million and a net loss of $25.8 million during the first nine months of 2007 and 2006, respectively. These items are presented in the Consolidated Statements of Income as Gain (Loss) on Disposal of Variable Life Insurance and Annuity Business, a component of discontinued operations.

Included in the loss in 2006 of $25.8 million was a $15.0 million provision related to the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (“FIN 45”). This provision relates to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others for a subset of the Company’s former variable annuity business. This estimate is based on, among other things, the Company’s review of affected policies, mathematical extrapolations derived from such review, and management’s preliminary view of possible settlement ranges with the Internal Revenue Service and affected policyholders. The Company regularly reviews and updates its FIN 45 liability for legal and regulatory matter indemnities, including with respect to this matter. Although the Company believes its current estimate for its FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined. The remaining charges of $2.9 million and $10.8 million in the third quarter and first nine months of 2006, respectively, relate to after-tax net costs incurred for employee severance, transition services, operations conversion expenses and other litigation matters.

4. Federal Income Taxes

Federal income tax expense for the nine months ended September 30, 2007 and 2006 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

From December 31, 2006 to September 30, 2007 the deferred tax valuation allowance increased $7.4 million from $169.4 million to $176.8 million, respectively. The increase in this valuation allowance resulted primarily from unrealized depreciation of the Company’s investment portfolio. Accordingly, the Company recorded a valuation allowance of $5.1 million as an adjustment to Accumulated Other Comprehensive Loss, as well as a $2.0 million valuation allowance as an adjustment to Contractholder Deposit Funds and Other Policy Liabilities for the deferred tax associated with unrealized losses of the Closed Block. The change in valuation allowance is reflected in Federal Income Tax Expense in the Consolidated Statements of Income.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company or its subsidiaries is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 1995. The years 1995 through 2001 are currently being reviewed with the Internal Revenue Service (“I.R.S.”) Appeals Division. The years 2002 through 2004 are currently under audit by the I.R.S.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized an $11.5 million decrease in the liability for unrecognized tax benefits, which was reflected as an increase in the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period beginning January 1, 2007 and ending September 30, 2007 is as follows:

Balance at January 1, 2007	$82.9
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	4.9
Reductions for tax positions of prior years	(43.9)
Settlements	—

Balance at September 30, 2007	$44.0

Included in the September 30, 2007 balance are $12.9 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. During the third quarter and first nine months of 2007, the Company recognized interest expense of $1.0 million and $3.2 million, respectively. As of January 1, 2007 and September 30, 2007, the Company had accrued $34.6 million and $37.8 million of interest, respectively. Also, during the first nine months of 2007, the Company received a $2.6 million discrete income tax benefit for a settlement with the I.R.S. related to interest claims for 1977 through 1994. The Company has not recognized any penalties associated with unrecognized tax benefits.

The Company expects to settle U.S. income tax issues for the years 1995 through 2004 within the next 12 months. It is expected the settlement of these issues will result in a decrease to the balance of unrecognized tax benefits of approximately $36 million and a decrease to accrued interest of approximately $37 million. Significant issues to be settled include capitalization of information technology expenses, deductibility of expenses incurred and distributions made in connection with demutualization, and dividend received deductions.

A corporation is entitled to a tax deduction from gross income for a portion of any dividend which was received from a domestic corporation that is subject to income tax. This is referred to as a “dividends received deduction.” In this and in prior years, the Company has taken dividends received deductions when filing its federal income tax return. Many separate accounts held by life insurance companies receive dividends from such domestic corporations, and therefore, were regarded as entitled to this dividends received deduction. In its Revenue Ruling 2007-61, issued on September 25, 2007, the I.R.S. announced its intention to issue regulations with respect to certain computational aspects of the dividends received deduction on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and I.R.S. interpretations of the statutes governing these computational questions. Any regulations that the I.R.S. ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are not yet known, but they could result in the elimination of some or all of the separate account dividends received deduction tax benefit that the Company receives. Management believes that it is more likely than not that any such regulation would apply prospectively only, and application of this regulation is not expected to be material to the Company’s results of operations in any future annual period. However, there can be no assurance that the outcome of the revenue ruling will be as anticipated and should retroactive application be required, the Company’s results of operations may be adversely affected in a quarterly or annual period. The Company believes that retroactive application would not materially affect its financial position.

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

The components of net periodic benefit cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Quarter Ended September 30,
(In millions)	2007	2006	2007	2006
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.2	$0.4
Interest cost	7.3	7.3	1.2	1.3
Expected return on plan assets	(8.0)	(6.8)	—	—
Recognized net actuarial loss	6.3	3.0	0.2	0.4
Amortization of transition asset	(0.4)	(0.4)	—	—
Amortization of prior service cost	—	—	(0.6)	(0.9)

Net periodic cost	$5.2	$3.1	$1.0	$1.2

	(Unaudited) Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.7	$0.7
Interest cost	21.8	22.0	3.6	3.2
Expected return on plan assets	(24.0)	(20.6)	—	—
Recognized net actuarial loss	7.2	9.3	0.6	0.7
Amortization of transition asset	(1.2)	(1.1)	—	—
Amortization of prior service cost	0.1	0.2	(1.9)	(3.8)

Net periodic cost	$3.9	$9.8	$3.0	$0.8

Pension plan participant information, referred to as census data, is maintained by a third party recordkeeper. Census data is an important component in the Company’s estimate of actuarially determined projected benefit obligations (“PBO”) and expense under Statement No. 87. During the third quarter of 2007, the Company detected errors in the census data prepared by its external recordkeeper and initiated a detailed review of current and certain historical pension census data. This review is ongoing and is expected to be completed in the fourth quarter of 2007.

Based on the preliminary results of this ongoing review, the Company found census data errors affecting the actuarially estimated PBO as of December 31, 2005 and 2006. Because this review is ongoing and revised actuarial valuations are not yet available, the Company is unable to determine the ultimate impact of these errors on its financial statements. However, based on the work to date, it is estimated that the impact represents at least a $16 million increase in THG’s PBO, a reduction in shareholders’ equity of at least $10.4 million and a cumulative increase to prior periods’ pension expense of at least $5 million. As such, these amounts have been recorded in the Company’s third quarter results. Also, the Company does not believe that the impact is likely to exceed a $39 million increase in its PBO, a reduction of shareholders’ equity greater than $25.4 million and a cumulative increase to prior periods’ pension expense greater than $15 million based on the estimate of the high end of a range of reasonably likely outcomes. Given these current estimates, the Company does not believe the impact of these errors, once finally determined in the fourth quarter, will be material to its 2007 expected annual results of operations, financial condition or cash flows, or represent material errors in previously issued consolidated quarterly or annual financial statements. However, because this review is continuing and actuarial valuations are not currently available, there can be no certainty that the ultimate impact of these errors will not exceed these estimates.

The correction did not impact the Company’s previously reported Consolidated Statements of Cash Flows. However, the Company has increased its qualified pension plan contributions, previously expected to be $35 million for calendar year 2007. In 2007, THG has contributed approximately $50 million to the pension plan. Additional contributions may be made after receiving the final actuarial valuations.

6. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) September 30, 2007	December 31, 2006
ASSETS
Fixed maturities at fair value (amortized cost of $516.8 and $492.8)	$513.6	$493.0
Mortgage loans	21.6	24.0
Policy loans	117.7	125.7
Cash and cash equivalents	3.4	21.9
Accrued investment income	10.9	10.5
Other assets	11.9	7.6

Total assets	$679.1	$682.7

LIABILITIES
Policy liabilities and accruals	$678.7	$686.8
Policyholder dividends	12.5	22.5
Other liabilities	3.3	2.8

Total liabilities	$694.5	$712.1

Excess of Closed Block liabilities over assets designated to the Closed Block	$15.4	$29.4
Amounts included in accumulated other comprehensive income:
Net unrealized losses, net of deferred federal income tax benefit of $0.8	—	(1.4)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$15.4	$28.0

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
REVENUES
Premiums	$5.0	$5.5	$27.3	$29.0
Net investment income	9.8	9.7	29.0	29.8
Net realized investment (losses) gains	(0.2)	—	0.5	(0.9)

Total revenues	14.6	15.2	56.8	57.9

BENEFITS AND EXPENSES
Policy benefits	13.5	12.7	53.4	51.3
Policy acquisition and other operating expenses	0.3	0.4	0.3	0.7

Total benefits and expenses	13.8	13.1	53.7	52.0

Contribution from the Closed Block	$0.8	$2.1	$3.1	$5.9

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

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of income tax (expense) benefit of $(0.6) and $4.3 for the quarters ended September 30, 2007 and 2006 and $(1.7) and $2.1 for the nine months ended September 30, 2007 and 2006	$40.9	$101.9	$(11.7)	$(22.2)
Less: reclassification adjustment for (losses) gains included in net income, net of income tax benefit (expense) of $0.4 and $(0.7) for the quarters ended September 30, 2007 and 2006 and $(0.7) and $(3.6) for the nine months ended September 30, 2007 and 2006	(0.8)	1.4	1.2	6.7

Total available-for-sale securities	41.7	100.5	(12.9)	(28.9)

Unrealized appreciation (depreciation) on derivative instruments:
Unrealized holding gains arising during period, net of income tax expense of $0.1 for the quarter ended September 30, 2007 and $0.1 and $8.2 for the nine months ended September 30, 2007 and 2006	0.4	0.2	0.4	15.3
Less: reclassification adjustment for gains included in net income, net of income tax expense of $0.1 for the quarters ended September 30, 2007 and 2006 and $0.2 and $7.8 for the nine months ended September 30, 2007 and 2006	0.3	0.2	0.5	14.4

Total derivative instruments	0.1	—	(0.1)	0.9

Other comprehensive gain (loss)	$41.8	$100.5	$(13.0)	$(28.0)

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Segment revenues:
Property and Casualty:
Personal Lines	$402.8	$383.2	$1,194.8	$1,129.1
Commercial Lines	259.6	239.6	771.2	705.7
Other Property and Casualty	12.1	16.6	35.3	35.2

Total Property and Casualty	674.5	639.4	2,001.3	1,870.0
Life Companies	24.2	31.2	87.4	113.5
Intersegment revenues	(2.0)	(1.8)	(6.0)	(5.1)

Total segment revenues	696.7	668.8	2,082.7	1,978.4
Adjustments to segment revenues:
Net realized investment (losses) gains	(1.2)	2.1	1.9	10.6
Other (loss) income	(0.4)	0.3	—	0.6

Total revenues	$695.1	$671.2	$2,084.6	$1,989.6

Segment income before federal income taxes:
Property and Casualty:
Personal Lines:
GAAP underwriting income	$16.4	$6.0	$54.2	$49.1
Net investment income	30.2	26.7	88.5	80.1
Other	2.8	2.3	9.8	8.5

Personal Lines segment income	49.4	35.0	152.5	137.7
Commercial Lines:
GAAP underwriting income (loss)	9.3	(19.5)	42.3	(4.5)
Net investment income	27.9	26.0	81.8	78.3
Other	2.2	1.2	3.6	3.1

Commercial Lines segment income	39.4	7.7	127.7	76.9
Other Property and Casualty:
GAAP underwriting loss	(0.4)	(0.2)	(1.0)	(1.4)
Net investment income	4.3	3.2	12.4	10.0
Other	0.1	7.1	0.2	7.5

Other Property and Casualty segment income	4.0	10.1	11.6	16.1

Total Property and Casualty	92.8	52.8	291.8	230.7
Life Companies	(4.1)	(1.1)	(4.2)	(4.0)
Interest on corporate debt	(10.0)	(10.0)	(29.9)	(29.9)

Segment income before federal income taxes	78.7	41.7	257.7	196.8
Adjustments to segment income:
Net realized investment (losses) gains, net of amortization	(0.9)	2.0	1.2	11.4
Gain on derivative instruments	—	0.1	0.1	0.2
Restructuring (cost) benefit	—	(0.5)	0.2	(1.4)

Income from continuing operations before federal income taxes	$77.8	$43.3	$259.2	$207.0

	Identifiable Assets		Deferred Acquisition Costs
(In millions)	(Unaudited) September 30, 2007	December 31, 2006	(Unaudited) September 30, 2007	December 31, 2006
Property and Casualty (1)	$7,321.0	$7,043.7	$250.8	$228.4
Life Companies (2)	2,523.8	2,852.8	4.4	5.1
Intersegment eliminations (3)	0.4	(39.9)	—	—

Total	$9,845.2	$9,856.6	$255.2	$233.5

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.
(2)	Includes assets related to the Company’s discontinued group life and health operations.
(3)	The 2006 balance reflects a $40.0 million dividend from FAFLIC to the holding company, which was paid in the first quarter of 2007.

Discontinued Operations – Group Life and Health

During 1999, the Company exited its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $28.9 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At September 30, 2007 and December 31, 2006, the discontinued segment had assets of approximately $318.5 million and $342.7 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $387.4 million and $415.4 million, respectively, consisting primarily of policy liabilities.

9. Stock-based Compensation

Compensation cost recorded pursuant to Statement No. 123(R) and the related tax benefits were as follows:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Stock-based compensation expense	$3.7	$4.4	$11.2	$13.0
Tax benefit	(1.3)	(1.5)	(3.9)	(4.5)

Stock Options

Information on the Company’s stock option plan activity is summarized below.

	(Unaudited) Nine Months Ended September 30, 2007		(Unaudited) Nine Months Ended September 30, 2006
(In whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,855,892	$40.14	5,745,106	$38.45
Granted	419,426	47.91	138,708	45.61
Exercised	599,404	47.89	1,215,897	31.12
Forfeited or cancelled	220,239	48.11	391,001	43.88

Outstanding, end of period	3,455,675	$39.23	4,276,910	$40.26

Restricted Stock

The following table summarizes activity information about employee nonvested stock and performance based restricted share units:

	(Unaudited) Nine Months Ended September 30, 2007		(Unaudited) Nine Months Ended September 30, 2006
(In whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock:
Restricted, beginning of period	53,835	$38.82	43,652	$35.02
Granted	249,178	43.25	8,203	45.16
Vested or exercised	6,379	44.86	—	—
Forfeited	35,135	43.06	4,000	28.80

Restricted, end of period	261,499	$42.32	47,855	$37.93

Performance based restricted stock units:
Outstanding, beginning of period (1)	515,710	$42.22	245,294	$36.23
Granted (1)	44,570	48.53	319,143	46.31
Vested or exercised	77,445	46.00	—	—
Forfeited	46,987	49.50	32,063	38.20

Outstanding, end of period (1)	435,848	$41.41	532,374	$42.16

(1)	Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level.

10. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share.

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2007	2006	2007	2006
Basic shares used in the calculation of earnings per share	51.8	50.9	51.6	51.7
Dilutive effect of securities:
Employee stock options	0.4	—	0.4	—
Non-vested stock grants	0.3	0.4	0.3	0.5

Diluted shares used in the calculation of earnings per share	52.5	51.3	52.3	52.2

Per share effect of dilutive securities on income from continuing operations	$(0.01)	$—	$(0.05)	$(0.02)

Per share effect of dilutive securities on net income	$(0.01)	$(0.01)	$(0.05)	$(0.03)

Diluted earnings per share for the quarter ended September 30, 2007 and 2006 excludes 1.5 million and 1.2 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for the nine months ended September 30, 2007 and 2006 excludes 1.6 million and 1.3 million, respectively, of common shares issuable under the stock compensation plans, because their effect would be antidilutive.

11. Commitments and Contingencies

LITIGATION

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from the Company’s Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the plan understated the accrued benefit in the calculation. The Company filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007.

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit. Oral argument before the Seventh Circuit was held on November 1, 2007.

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of September 30, 2007, there were approximately 300 such cases, at least five of which were styled as putative class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

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

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting the Company’s and the other defendants’ motion for leave to appeal. On February 28, 2007, the Fifth Circuit issued an Order expediting such appeal. Oral arguments for the appeal were held on June 6, 2007. On August 2, 2007, the Court issued an opinion reversing the District Court’s opinion and holding that flood exclusions, such as those contained in the Company’s policies, are applicable to Hurricane Katrina-related flooding irrespective of the cause of the flooding. The Court remanded to the District Court plaintiffs’ claims for water damage, where they are expected to be dismissed.

Plaintiffs in several consolidated cases (including Sampia v. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal was heard by the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al, v. State Farm Fire & Casualty Co., No. 06-30946. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decision dismissing plaintiffs’ claims.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including THG. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims including claims under Louisiana’s Valued Policy Law, as well as claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to, and is presently pending in, the United States District Court, Eastern District of Louisiana, where it has been consolidated into the case In re Katrina Canal Breaches Consolidated Litigation referenced above.

The Company continues to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. The Fifth Circuit Court’s decisions in the federal court cases are not legally binding on the state courts, and the effect of these decisions may be affected by subsequent decisions issued by the Supreme Court of Louisiana, including in cases to which we are not a party. The Company believes that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that the Company’s flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding, or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on the Company’s financial position, as well as on the Company’s results of operations. The Company has established its loss and loss adjustment reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in the Company having to pay damages for perils not otherwise covered.

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

The Commissioner of Insurance has issued a regulation providing the framework for the transition from a market in which the rates are set by the Commissioner to one in which companies propose their own rates. The Massachusetts Division of Insurance is conducting weekly public meetings to provide additional guidance on how managed competition will be implemented. At present, it is too early in the process to determine what impact, if any, managed competition will have on the Company’s business.

Additionally, certain Massachusetts legislators have called for legislation to be passed that would limit the implementation of managed competition. Reportedly, the legislators seek to implement a number of restrictions on the implementation of managed competition, including a limit on the type of permissible rating factors. It is uncertain as to whether the legislation will be enacted and if enacted, what effect, if any, it would have on the Company’s business. In any event, it is anticipated that personal automobile rates will decline in 2008.

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

Legislation was enacted in Louisiana to extend the time period for Louisiana homeowners who have policy coverage claims arising out of hurricanes Katrina and Rita to take legal action against their insurance companies from the pre-existing 12 month period to 24 months from the date of loss. The Louisiana Supreme Court determined that the legislation is constitutional. Legislation was also adopted which increased an insurer’s potential exposure if it is determined to have acted in bad faith in the claim adjustment process. Additionally, the State of Louisiana continues to impose regulatory restrictions on the Company’s ability to reduce exposure to areas affected by hurricanes Katrina and Rita and to increase or maintain rates on homeowners policies.

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

On August 3, 2007, the Commissioner of the Florida Office of Insurance Regulation issued a Consent Order which permits the Company to non-renew its Florida homeowners insurance policies, beginning December 15, 2007, and continuing until all such policies are non-renewed, which is expected to occur over the ensuing twelve months. Non-renewal of these policies is expected to affect policies which represent approximately $16 million in annual written premium. Florida agents whose customers will be affected by such non-renewals will be offered appointments with another company, which in turn will offer to such customers new homeowners policies on substantially the same terms and rates as the Company had provided. Additionally, the Company has entered into an agreement with a Florida insurance carrier pursuant to which, assuming certain conditions to closing the transaction are met, the Company will be deemed “affiliated” with such insurance carrier such that the Company will not be prohibited from continuing to write personal automobile insurance in Florida.

In addition, the Florida legislation is expected to result in a substantial increase in the size of Citizens Property Insurance Corporation, thereby increasing the potential for significant assessments or other liabilities on insurance companies in the event of catastrophic losses. Such assessments apply to property and non-property lines of business and to commercial as well as to personal lines. In the event of a significant catastrophic event, it is possible that reinsurance purchased from the Florida Hurricane Catastrophe Fund would be uncollectible or that the Company would be unable to recoup such assessments or assessments arising under the Florida Insurance Guaranty Association in the event of the insolvency of other insurance companies doing business in Florida. In the event Citizens Property Insurance Corporation incurred significant catastrophic losses, the Company could incur assessment expenses which could be material. It is possible that any additional efforts the Company undertakes to mitigate this exposure could significantly affect premiums and profitability in Florida.

Over the past year other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks has increased, particularly, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions may limit the Company’s ability to reduce its potential exposure to hurricane related losses. It is possible that other states may take action similar to those taken in the state of Florida. At this time the Company is unable to predict the likelihood or impact of any such potential assessments or other actions.

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

Executive Overview

We continue to remain focused on our primary strategy of profitably growing both our Personal Lines and Commercial Lines of business.

In our Personal Lines business, we continue to focus on making investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. We expect continued growth from Connections® Auto, which is available in 17 states and continues to account for most of our new personal automobile business. Our Connections Auto product is designed to be competitive for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. Additionally, we expect our recent agency appointments, most of which are in states where we have historically done little or no business, to contribute to our premium growth. We have appointed almost 200 new agents in the first nine months of 2007 and continue to focus on the development of these and additional new relationships with agents in the states where we conduct business. At the same time, core to our strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Accordingly, in April 2007, we introduced a new homeowners product, Connections® Home, which is now available in 16 states. Additionally, we continue to make investments in and focus on growing our umbrella product and other personal lines coverages throughout 2007. With our broader portfolio of products implemented and starting to contribute to our growth, we continue to work closely with high potential agents to increase the percentage of business they place with us. We expect these efforts to contribute to the continued growth in our Personal Lines. Market conditions, however, are currently challenging with pricing pressures and economic conditions becoming more difficult, especially in Michigan. We are working closely with our partner agents in Michigan to remain a dominant writer with strong margins. We believe that market conditions will remain competitive in Personal Lines.

In the Commercial Lines business, the market has also become increasingly competitive, a trend that we expect to continue and intensify for the foreseeable future. More significant price competition requires us to continue to be highly disciplined in our underwriting process to ensure that our growth continues only at acceptable margins. Our focus continues to be on improving and expanding our partnerships with agents. We continue to target, through mid-sized agents, small and first-tier middle markets, which encompass clients whose premiums are generally below $200,000. We plan to continue to develop our specialty businesses, particularly bond and inland marine, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders in our target markets. We have experienced significant new business growth in these specialty lines in the first nine months of 2007 and anticipate further growth in these lines throughout 2007. Additionally, we continue to focus on expanding our product offerings in this specialty business as evidenced through our recent acquisition of Professionals Direct, Inc. This acquisition, which closed September 14, 2007, is expected to provide our agents with access to professional liability coverage for lawyers. Our small commercial business will also continue to be a focus for the remainder of 2007, as we emphasize and introduce enhancements to the product, and improve technology and ease of doing business with our agents. These improvements include expanded underwriting appetite for workers’ compensation and business owners’ policies, as well as additional coverage features in our business owners’ policies. Our technology investments are intended to provide our agents with the ability to view a customer’s full account and provide eligibility guidance as well as other important ease of business improvements for our agents. We believe our specialty capabilities and small commercial opportunities, coupled with distinctiveness in the middle market, enables us to deliver significant value to our agents and policyholders in our target markets.

During the first nine months of 2007, our property and casualty group’s segment income increased $61.1 million, or 26.5%, compared to the prior year. This increase was attributable to lower losses, including a $37.1 million decrease in catastrophe related activity, primarily related to changes in Hurricane Katrina reserves. Also reflected in the lower losses for the first nine months of 2007 was higher favorable development of prior years’ reserves, partially offset by increased current accident year losses. Additionally, net investment income was $14.3 million higher than the comparable period of 2006.

We experienced new business premium growth during the first nine months of 2007. However, this growth has slowed in recent quarters compared to prior quarters in both Personal Lines and Commercial Lines. The pricing adjustments we made to our Connections Auto product in Personal Lines and pricing competition in Commercial Lines have contributed to this recent decline. Additionally, over the past several years, we have made significant investments and increased expenses in order to, among other things, strengthen our product offerings and service capabilities, improve technology and our operating models, build expertise in our personnel and expand our distribution capabilities. Our ability to achieve significant profitable premium growth in 2007 and later years, in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is key to our current strategy.

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

Our consolidated net income for the third quarter of 2007 was $53.9 million compared to $33.4 million for the same period in 2006. The $20.5 million increase in earnings is primarily due to an increase in our segment results of $37.0 million, which was primarily attributable to the property and casualty business. This was partially offset by a corresponding increase in federal income taxes on segment income of $11.6 million.

Consolidated net income for the first nine months was $177.3 million, compared to $124.8 million for the same period in 2006. The $52.5 million increase in earnings primarily reflects increased after tax segment results of $36.9 million, primarily in our property and casualty business, and absence of $25.8 million of losses incurred in the first nine months of 2006 related to the prior disposal of our variable life insurance and annuity business. These increases are partially offset by a $10.2 million decrease in net realized investment gains.

The following table reflects segment income as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and a reconciliation of total segment income to consolidated net income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$49.4	$35.0	$152.5	$137.7
Commercial Lines	39.4	7.7	127.7	76.9
Other Property and Casualty	4.0	10.1	11.6	16.1

Total Property and Casualty	92.8	52.8	291.8	230.7
Life Companies	(4.1)	(1.1)	(4.2)	(4.0)
Interest expense on corporate debt	(10.0)	(10.0)	(29.9)	(29.9)

Total segment income before federal income taxes	78.7	41.7	257.7	196.8

Federal income tax expense on segment income	(25.7)	(14.1)	(85.3)	(61.3)
Net realized investment (losses) gains, net of amortization	(0.9)	2.0	1.2	11.4
Federal income tax settlement	0.2	—	2.6	—
Net gains on derivative instruments	—	0.1	0.1	0.2
Restructuring (cost) benefit	—	(0.5)	0.2	(1.4)
Federal income tax benefit (expense) on non-segment items	0.7	(0.7)	(0.2)	(3.5)

Income from continuing operations, net of taxes	53.0	28.5	176.3	142.2
Discontinued operations:
Gain (loss) from disposal of variable life insurance and annuity business, net of taxes	0.1	(2.9)	0.2	(25.8)
Gain on sale of Financial Profiles, Inc., net of taxes	0.8	7.8	0.8	7.8

Income before cumulative effect of change in accounting principle	53.9	33.4	177.3	124.2
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.6

Net income	$53.9	$33.4	$177.3	$124.8

Segment Income

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

The Property and Casualty Group’s segment income increased $40.0 million, or 75.8%, to $92.8 million, in the third quarter of 2007, compared to $52.8 million in the third quarter of 2006. Catastrophe related activity decreased $39.1 million in the third quarter of 2007, compared to the same period of 2006. In the third quarter of 2007 and 2006, we increased our catastrophe reserves for Hurricane Katrina, net of reinsurance, by $17.0 million and $52.1 million, respectively. In addition, prior year segment income was positively affected by a litigation settlement related to Opus which resulted in a $7.0 million benefit for the third quarter of 2006. Excluding the impact of all catastrophe related activity and the litigation settlement, segment income would have increased $7.9 million as compared to 2006. This increase is primarily attributable to $7.4 million of lower underwriting and loss adjustment expenses and $6.5 million of higher net investment income. These were partially offset by a $5.0 million decrease in favorable development on prior years’ loss and LAE reserves and approximately $1 million of lower current accident year underwriting results, both of which were primarily in Personal Lines.

Life Companies’ segment loss was $4.1 million in the third quarter of 2007, compared to a loss of $1.1 million during the same period in 2006. This increase in segment loss was primarily due to unfavorable mortality and to higher pension costs, which were partially offset by lower operating expenses resulting from the continued run-off of the business.

Our federal tax expense on segment income was $25.7 million for the third quarter of 2007, compared to $14.1 million for the same period in 2006, primarily due to higher underwriting income in our property and casualty business.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The Property and Casualty Group’s segment income increased $61.1 million, or 26.5%, to $291.8 million, for the nine months ended September 30, 2007, compared to $230.7 million in the same period of 2006. Catastrophe related activity decreased $37.1 million in the first nine months of 2007, as compared to the same period of 2006. For the periods ended September 30, 2007 and 2006, we increased our catastrophe reserves for Hurricane Katrina, net of reinsurance, by $17.0 million and $48.6 million, respectively. In addition, segment income was positively affected by the aforementioned litigation settlement which resulted in a $7.0 million benefit for the nine months ended September 30, 2006. Excluding the impact of all catastrophe related activity and the litigation settlement, segment income would have increased $31.0 million as compared to 2006. This increase is due to $14.3 million of higher net investment income, $9.0 million of lower loss adjustment and underwriting expenses and a $5.4 million decrease in losses. Losses were lower in the current year due to $29.7 million of higher favorable development on prior years’ loss and LAE reserves, partially offset by approximately $24 million of higher current accident year losses, primarily in Personal Lines.

Life Companies’ segment loss was $4.2 million in the nine months ended September 30, 2007 compared to a loss of $4.0 million in the same period of 2006. This increase was primarily due to unfavorable mortality, partially offset by lower operating expenses resulting from the continued run-off of the business.

Our federal income tax expense on segment income was $85.3 million for the first nine months of 2007 compared to $61.3 million for the same period of 2006, primarily due to higher underwriting income in our property and casualty business.

Other Items

Net realized losses on investments were $0.9 million in the third quarter of 2007 compared to a gain of $2.0 million in the same period of 2006. Net realized gains on investments for the first nine months of 2007 and 2006 were $1.2 million and $11.4 million, respectively. Net realized gains are primarily due to gains recognized from the sale of fixed maturities, partially offset by impairments of fixed maturities. Both the amount of gains recognized from sales of fixed maturities and the amount of impairment losses recognized during 2007 have decreased, as compared to 2006.

In the first and third quarters of 2007, respectively, we recorded benefits of $2.4 million and $0.2 million for a settlement with the Internal Revenue Service related to interest claims for 1977 through 1994.

In 2005, we sold our variable life insurance and annuity business to The Goldman Sachs Group (“Goldman Sachs”). In the third quarter of 2007 and 2006, we recorded a gain of $0.1 million and a loss of $2.9 million, respectively, related to this sale. In the first nine months of 2007 and 2006, we recorded a gain of $0.2 million and a loss of $25.8 million, respectively. Losses in the first nine months of 2006 included a $15.0 million provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold. This $15.0 million provision was recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). Additionally, both the quarter and nine months ended September 30, 2006 included losses related to costs associated with the transition of this business to Goldman Sachs.

In the third quarter of 2006, we recognized a $7.8 million gain on the sale of Financial Profiles Inc. and we recognized an additional $0.8 million gain in the third quarter of 2007 (see Significant Transactions).

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which resulted in a benefit of $0.6 million. This adjustment was the result of remeasuring the value of certain stock-based awards at grant-date fair value that had previously been measured at intrinsic value.

Net income includes the following items by segment:

	Quarter Ended September 30, 2007
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment losses (1)	$(0.4)	$(0.4)	$—	$(0.1)	$(0.9)
Federal income tax settlement	—	—	—	0.2	0.2
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	0.1	0.1
Gain on sale of Financial Profiles, Inc., net of taxes	—	—	—	0.8	0.8

	Quarter Ended September 30, 2006
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (1)	$0.6	$1.0	$—	$0.4	$2.0
Gains on derivative instruments	—	—	—	0.1	0.1
Restructuring costs	—	—	—	(0.5)	(0.5)
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(2.9)	(2.9)
Gain on sale of Financial Profiles, Inc., net of taxes	—	—	—	7.8	7.8

	Nine Months Ended September 30, 2007
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(0.4)	$(0.4)	$0.5	$1.5	$1.2
Gains on derivative instruments	—	—	—	0.1	0.1
Restructuring benefit	—	—	—	0.2	0.2
Federal income tax settlement	—	—	—	2.6	2.6
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	0.2	0.2
Gain on sale of Financial Profiles, Inc., net of taxes	—	—	—	0.8	0.8

	Nine Months Ended September 30, 2006
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses) (1)	$5.3	$5.7	$3.7	$(3.3)	$11.4
Gains on derivative instruments	—	—	—	0.2	0.2
Restructuring costs	—	—	—	(1.4)	(1.4)
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(25.8)	(25.8)
Gain on sale of Financial Profiles, Inc., net of taxes	—	—	—	7.8	7.8
Cumulative effect of change in accounting principle, net of taxes	0.2	0.3	—	0.1	0.6

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes corporate eliminations.

Segment Results

The following is our discussion and analysis of our results of operations by business segment. The segment results are presented before taxes and other items which we believe are not indicative of core operations, including realized gains and losses.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Segment revenues
Net premiums written	$621.8	$602.9	$1,853.7	$1,775.3

Net premiums earned	$595.2	$562.6	$1,770.3	$1,652.9
Net investment income	62.4	55.9	182.7	168.4
Other income	16.9	20.9	48.3	48.7

Total segment revenues	674.5	639.4	2,001.3	1,870.0

Losses and operating expenses
Losses and loss adjustment expenses	373.4	380.2	1,089.8	1,044.6
Policy acquisition expenses	132.5	121.5	389.5	352.1
Other operating expenses	75.8	84.9	230.2	242.6

Total losses and operating expenses	581.7	586.6	1,709.5	1,639.3

Segment income	$92.8	$52.8	$291.8	$230.7

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

The Property and Casualty Group’s segment income increased $40.0 million, or 75.8%, to $92.8 million, in the third quarter of 2007, compared to $52.8 million in the third quarter of 2006. Catastrophe related activity decreased $39.1 million, from $64.2 million in the third quarter of 2006 to $25.1 million in the same period of 2007. In the third quarter of 2007 and 2006, we increased our catastrophe reserves for Hurricane Katrina, net of reinsurance, by $17.0 million and $52.1, respectively. In addition, prior year segment income was positively affected by a litigation settlement related to Opus which resulted in a $7.0 million benefit for the third quarter of 2006. Excluding the impact of all catastrophe related activity and the litigation settlement, segment income would have increased $7.9 million as compared to 2006. This increase is primarily attributable to lower underwriting and loss adjustment expenses and higher net investment income, partially offset by a decrease in favorable development on prior years’ loss and LAE reserves and lower current accident year underwriting results. Underwriting expenses and LAE decreased $7.4 million in the third quarter of 2007, primarily due to lower variable compensation and technology expenses. Net investment income increased $6.5 million in the third quarter of 2007, primarily due to favorable operational cash flows and higher earnings on holding company assets. These favorable items were partially offset by a $5.0 million decrease in favorable development on prior years’ loss and LAE reserves, as well as lower current accident year results of approximately $1.0 million in the third quarter of 2007, both of which were primarily in Personal Lines.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Quarter Ended September 30,
	2007			2006
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)
Personal Lines:
Personal automobile	$260.3	56.0	N/M	$253.7	55.6	0.4
Homeowners	122.0	54.6	4.5	118.8	56.1	14.2
Other personal	10.6	47.4	4.1	10.7	46.4	12.1

Total Personal Lines	392.9	55.3	1.3	383.2	55.4	4.7

Commercial Lines:
Workers’ compensation	28.1	38.3	N/M	27.2	48.9	N/M
Commercial automobile	48.7	49.4	(0.6)	48.7	40.7	1.4
Commercial multiple peril	85.9	56.1	14.7	86.2	73.4	38.7
Other commercial	66.2	30.4	4.0	57.6	40.3	11.5

Total Commercial Lines	228.9	45.4	6.7	219.7	54.9	18.7

Total	$621.8	51.6	3.4	$602.9	55.2	9.9

	2007			2006
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	10.7	29.6	95.6	12.6	30.4	98.4
Commercial Lines	11.9	38.6	95.9	12.0	42.4	109.2
Total	11.2	33.0	95.8	12.3	34.9	102.4

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non- underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended September 30,
	2007				2006
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$12.0	$4.4	$(0.2)	$16.2	$13.1	$(1.7)	$(0.1)	$11.3
Prior year reserve development favorable (unfavorable)	9.6	24.8	(0.2)	34.2	13.6	25.7	(0.1)	39.2
Pre-tax catastrophe effect	(5.2)	(19.9)	—	(25.1)	(20.7)	(43.5)	—	(64.2)

GAAP underwriting profit (loss)	16.4	9.3	(0.4)	25.3	6.0	(19.5)	(0.2)	(13.7)
Net investment income	30.2	27.9	4.3	62.4	26.7	26.0	3.2	55.9
Fees and other income	4.9	4.2	7.8	16.9	3.4	4.1	13.4	20.9
Other operating expenses	(2.1)	(2.0)	(7.7)	(11.8)	(1.1)	(2.9)	(6.3)	(10.3)

Segment income	$49.4	$39.4	$4.0	$92.8	$35.0	$7.7	$10.1	$52.8

Personal Lines

Personal Lines’ net premiums written increased $9.7 million, or 2.5%, to $392.9 million in the third quarter of 2007. Net written premium growth in the quarter was primarily attributable to rate increases in the personal automobile and homeowners lines. In the personal automobile line, rate increases in all states except Massachusetts contributed to the overall growth of 2.6%. Massachusetts rates declined in accordance with the Commissioner’s mandated 11.7% rate decrease effective April 1, 2007. In the homeowners line, growth of 2.6% was driven by rate increases in Louisiana, Florida and Michigan.

Net written premium in the personal automobile line increased by 2.6% in the third quarter as compared to the third quarter of 2006. This growth was driven by the above mentioned rate increases and by an increase in renewal policies issued in the quarter, partially offset by a reduction in new business policies issued, as well as a reduction in average premium which we attribute to changes in our mix of business.

Policies in force in the personal automobile line of business increased 5.0% compared to the third quarter of last year, driven by new business in the most recent four quarters due to the introduction of Connections Auto in 17 states and by the appointment of new agents in states where we previously had little or no business.

Policies in force in the homeowners line of business has decreased 2.5% compared to the third quarter of last year, primarily as a result of declines in Michigan, which we believe is impacted by a declining general economy in the state. Policies in force also decreased due to exposure management actions taken in coastal states. Partially offsetting these reductions is an increase in policies in force in newer states.

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $1.1 million, from $13.1 million in the third quarter of 2006, to $12.0 million in 2007. This decline was primarily due to a reduction in current accident year profit of approximately $6 million, primarily due to property losses in our homeowners line. This was partially offset by lower LAE and underwriting expenses of $5.0 million, primarily due to lower variable compensation, technology and independent adjuster costs.

Favorable development on prior years’ loss and LAE reserves, excluding Hurricane Katrina, decreased $4.0 million, from $13.6 million in the third quarter of 2006 to $9.6 million in 2007. In both the third quarter 2007 and 2006, favorable development was driven by improved personal automobile bodily injury liability and relates primarily to the three most recent accident years.

The pre-tax effect of catastrophes decreased $15.5 million, from $20.7 million in the third quarter of 2006 to $5.2 million in 2007. In the third quarter of 2007, we lowered our catastrophe reserves, net of reinsurance, for Hurricane Katrina by $0.2 million, while in 2006 our catastrophe reserves for Hurricane Katrina were increased by $12.4 million.

Net investment income was $30.2 million for the third quarter of 2007, an increase of $3.5 million compared to the same period in the prior year, primarily due to increased operating cash flows.

Our ability to maintain and increase Personal Lines’ net written premiums and to maintain and improve underwriting results is expected to be affected by increasing price competition, our ability to achieve acceptable margins and growth on new business and to retain our existing business, regulatory actions, the difficult economic conditions in Michigan, and our plans to continue to reduce coastal exposures. New business generally experiences higher loss ratios than our other business, and is more difficult to predict. We have experienced loss ratios with our Connections Auto business which are higher than expected, particularly in states in which we have less experience and data. We have initiated several actions to improve our results in new business; however, our ability to maintain or increase earnings and continue to grow could be adversely affected should the loss ratios for new business prove to be higher than our pricing and profitability expectations, or if required adjustments to enhance risk segmentation and related agency management actions result in making our products less price competitive.

In addition, as discussed under “Contingencies and Regulatory Matters—Other Regulatory Matters”, the state of Florida has taken actions which significantly affect the property and casualty insurance market in that state, including ordering rate reductions for homeowners insurance products and subjecting insurance companies that do business in the state to potentially significant assessments in the event of catastrophic losses that are insured or reinsured by state-sponsored insurance or reinsurance entities. Similar issues may arise in other states with coastal exposures, and such state actions or our responses thereto could have a significant impact on our underwriting margins and growth prospects, as well as our ability to manage exposures to hurricane losses.

Commercial Lines

Commercial Lines’ net premiums written increased $9.2 million, or 4.2%, to $228.9 million during the third quarter of 2007. The quarter over quarter comparison of net premiums written was adversely affected by the timing and extent of coastal exposure management actions taken in Louisiana. Excluding the impact of net premiums written in Louisiana, the third quarter’s net premiums written would have increased by approximately 6.0% compared to the corresponding quarter last year. This increase is attributable to 14.9% growth in our other commercial lines business, primarily inland marine and bonds. For our more traditional lines of business, such as workers’ compensation, commercial automobile and commercial multiple peril, net written premiums in the third quarter of 2007 were relatively consistent with net written premiums in the same period of 2006. Underlying these results were increased new business levels in our small commercial business and flat to minimally declining pricing, partially offset by lower retention, as we were disciplined in our underwriting process to maintain acceptable margins in an increasingly competitive pricing environment.

Our underwriting profit, excluding prior year reserve development and catastrophes, increased $6.1 million, from an underwriting loss of $1.7 million in the third quarter of 2006 to a gain of $4.4 million in 2007. This increase was primarily due to improved current accident year profit of approximately $6 million due to lower losses in our workers’ compensation line, continued growth primarily in our inland marine and bonds lines of business, and lower underwriting expenses related to variable compensation and technology, partially offset by large property losses in our commercial multiple peril line.

Favorable development on prior years’ loss and LAE reserves, excluding Hurricane Katrina, was $24.8 million and $25.7 million in the third quarters of 2007 and 2006, respectively. In the third quarter of 2007, favorable development was driven by commercial multiple peril, workers’ compensation and other commercial lines. In the third quarter 2006, favorable development was driven by commercial automobile, commercial multiple peril and workers’ compensation.

The pre-tax effect of catastrophes decreased $23.6 million, from $43.5 million in the third quarter of 2006, to $19.9 million in 2007. In both the third quarter of 2007 and 2006, we increased our catastrophe reserves for Hurricane Katrina by $17.2 million and $39.7 million, respectively.

We have experienced increasing competition in our Commercial Lines segment and have begun to experience modest premium decreases on renewal policies, most notably in Michigan. We believe that the industry is also experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by increased price competition and the difficult economic conditions in Michigan.

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $6.1 million, to $4.0 million in the third quarter of 2007, from $10.1 million for the same period in 2006. Segment income in the third quarter of 2006 includes a payment to Opus in the amount of $7.0 million in settlement of claims which Opus alleged in a lawsuit filed in 2003 against various parties. Excluding this settlement, Other Property and Casualty segment income would have increased $0.9 million as compared to 2006. The increase is primarily due to increased net investment income on holding company assets.

Investment Results

Net investment income increased $6.5 million, or 11.6%, to $62.4 million for the quarter ended September 30, 2007. The increase in net investment income was primarily due to higher average invested assets resulting from operational cash flows, as well as an increase in limited partnership income. The average pre-tax yield on fixed maturities was 5.6% for the third quarter of 2007 and 5.5% for the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Property and Casualty segment income increased $61.1 million, or 26.5%, to $291.8 million, for the nine months ended September 30, 2007, compared to $230.7 million in the same period of 2006. Catastrophe related activity decreased $37.1 million, from $91.0 million in the first nine months of 2006 to $53.9 million in the same period of 2007. For the periods ended September 30, 2007 and 2006, we increased our catastrophe reserves for Hurricane Katrina, net of reinsurance, by $17.0 million and $48.6 million, respectively. In addition, segment income was positively affected by the aforementioned litigation settlement which resulted in a $7.0 million benefit for the nine months ended September 30, 2006. Excluding the impact of all catastrophe related activity and the litigation settlement, segment income would have increased $31.0 million as compared to 2006. This increase is due to higher net investment income, lower losses and lower loss adjustment and underwriting expenses. Net investment income increased $14.3 million in the first nine months of 2007, primarily due to favorable operational cash flows and higher earnings on holding company assets. Losses were lower in the current year due to higher favorable development on prior years’ loss and LAE reserves that were partially offset by higher current accident year losses. Favorable development on prior years’ reserves increased $29.7 million, to $121.0 million in the first nine months of 2007, from $91.3 million in the same period of 2006. Current accident year results decreased approximately $24 million in the first nine months of 2007, primarily in Personal Lines. In addition, loss adjustment and underwriting expenses decreased $9.0 million in the first nine months of 2007, primarily due to lower variable compensation, technology, legal and independent adjusters costs, partially offset by higher salaries and employee benefit costs.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Nine Months Ended September 30,
	2007			2006
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)
Personal Lines:
Personal automobile	$783.4	56.1	0.3	$749.7	56.0	0.3
Homeowners	316.9	53.1	5.4	305.6	51.5	8.5
Other personal	29.7	35.5	3.8	30.2	31.5	5.5

Total Personal Lines	1,130.0	54.7	1.8	1,085.5	53.9	2.8

Commercial Lines:
Workers’ compensation	88.7	43.1	N/M	90.5	57.9	N/M
Commercial automobile	155.1	46.9	-0.1	154.3	44.8	1.3
Commercial multiple peril	273.2	51.2	8.2	275.4	53.0	15.2
Other commercial	206.4	32.3	2.4	169.3	37.8	9.7

Total Commercial Lines	723.4	44.1	3.8	689.5	48.2	8.7

Total	$1,853.4	50.7	2.6	$1,775.0	52.0	5.0

	2007			2006
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	10.9	29.4	95.0	11.4	29.9	95.2
Commercial Lines	10.7	39.0	93.8	10.9	41.5	100.9
Total	10.8	33.0	94.5	11.2	34.2	97.4

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Nine Months Ended September 30,
	2007				2006
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit, excluding prior year reserve development and catastrophes	$22.2	$6.0	$0.2	$28.4	$42.7	$0.2	$—	$42.9
Prior year reserve development favorable (unfavorable)	53.6	68.6	(1.2)	121.0	38.2	54.5	(1.4)	91.3
Pre-tax catastrophe effect	(21.6)	(32.3)	—	(53.9)	(31.8)	(59.2)	—	(91.0)

GAAP underwriting profit (loss)	54.2	42.3	(1.0)	95.5	49.1	(4.5)	(1.4)	43.2
Net investment income	88.5	81.8	12.4	182.7	80.1	78.3	10.0	168.4
Fees and other income	13.9	11.8	22.6	48.3	11.6	12.1	25.0	48.7
Other operating expenses	(4.1)	(8.2)	(22.4)	(34.7)	(3.1)	(9.0)	(17.5)	(29.6)

Segment income	$152.5	$127.7	$11.6	$291.8	$137.7	$76.9	$16.1	$230.7

Personal Lines

Personal Lines’ net premiums written increased $44.5 million, or 4.1%, to $1.1 billion in the first nine months of 2007. This net written premium growth was primarily attributable to rate increases in the personal automobile and homeowners lines, and to a lesser extent, an increase in new business written in the personal automobile line from our Connections Auto product. In the personal automobile line, rate increases in all states except Massachusetts contributed to overall growth of 4.5%. Massachusetts rates declined in accordance with the Commissioner’s mandated 11.7% and 8.7% rate decreases effective January 1, 2006 and April 1, 2007, respectively. In the homeowners line, growth of 3.7% was driven by rate increases in Louisiana, Florida and Michigan.

Partially offsetting these items was lower retention in Michigan, which we believe is partially impacted by a weakening general economy in the state, coastal exposure management actions in homeowners, a decline in assumed premium from the Massachusetts CAR pool, a reduction in business produced by Massachusetts Exclusive Representative Producers (“ERP”) arising from the redistribution of certain ERPs that started in April of 2006 and was completed this year, and the sale of certain group businesses in New Jersey that were not aligned with our current strategy.

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $20.5 million, from $42.7 million in the first nine months of 2006 to $22.2 million in 2007. This decline was primarily due to a reduction in current accident year profit of approximately $28 million due to property losses in the homeowners line and to an increase in losses in the personal automobile line. These decreases were partially offset by lower loss adjustment and underwriting expenses of $4.5 million due to lower variable compensation, technology and independent adjusters’ costs.

Favorable development on prior years’ loss and LAE reserves, excluding Hurricane Katrina, increased $15.4 million, from $38.2 million in the first nine months of 2006 to $53.6 million in 2007. This increase was driven by improved personal automobile bodily injury liability and relates primarily to the three most recent accident years.

The pre-tax effect of catastrophes decreased $10.2 million, from $31.8 million in the first nine months of 2006 to $21.6 million in 2007. In the first nine months of 2006, we increased our catastrophe reserves, net of reinsurance, for Hurricane Katrina by $5.7 million.

Net investment income was $88.5 million for the first nine months of 2007, an increase of $8.4 million compared to the same period in the prior year, primarily due to increased operating cash flows.

Commercial Lines

Commercial Lines’ net premiums written increased $33.9 million, or 4.9%, to $723.4 million for the first nine months of 2007. This increase is primarily attributable to 21.9% growth in our other commercial lines business, primarily inland marine and bonds. For our more traditional lines of business, such as workers’ compensation, commercial automobile and commercial multiple peril, net written premiums in the first nine months of 2007 were relatively consistent with net written premiums in the same period of 2006, as we were disciplined in our underwriting process to maintain acceptable margins in an increasingly competitive pricing environment.

Our underwriting profit, excluding prior year reserve development and catastrophes increased by $5.8 million, from $0.2 million in the first nine months of 2006, to $6.0 million in 2007. This increase was primarily due to continued growth in our inland marine and bonds lines of business and improved current accident year losses in our workers’ compensation line. Additionally, our expenses decreased in the first nine months of 2007 as compared to the same period in 2006, primarily from lower variable compensation and technology costs. These were partially offset by large property losses in our commercial multiple peril and marine lines of business.

Favorable development on prior years’ loss and LAE reserves, excluding Hurricane Katrina, increased $14.1 million, from $54.5 million for the first nine months of 2006 to $68.6 million in 2007. This increase occurred across most lines, in particular the other commercial lines and commercial multi peril lines of business.

The pre-tax effect of catastrophes decreased $26.9 million, from $59.2 million in the first nine months of 2006, to $32.3 million in 2007. In both the first nine months of 2007 and 2006, we increased our catastrophe reserves, net of reinsurance, for Hurricane Katrina by $17.0 million and $42.9 million, respectively.

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $4.5 million, to $11.6 million for the nine months ended September 30, 2007, from $16.1 million for the same period in 2006. Excluding the aforementioned $7.0 million litigation settlement benefit related to Opus, segment income would have increased $2.5 million as compared to 2006. This increase was primarily due to higher net investment income on holding company assets.

Investment Results

Net investment income increased $14.3 million, or 8.5%, to $182.7 million for the nine months ended September 30, 2007. The increase in net investment income was primarily due to higher average invested assets resulting from increased operational cash flows and a fixed maturity call premium payment. The average pre-tax yield on fixed maturities was 5.6% for the first nine months of 2007 compared to 5.5% for the first nine months of 2006.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At September 30, 2007 and December 31, 2006, total recorded reserves, including direct reserves and voluntary and involuntary pool reserves, were 5.2% and 5.7%, respectively, greater than actuarially indicated point estimates.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years, excluding development related to Hurricane Katrina, developed favorably by $121.0 million and $91.3 million for the nine months ended September 30, 2007 and 2006, respectively, which represents 3.8% and 2.9% of loss reserves held, respectively. Reserves for Hurricane Katrina developed adversely by $17.0 million and $48.6 million in the first nine months of 2007 and 2006, respectively.

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

In 2006 and 2007, trends in claims activity caused us to re-evaluate and increase our estimate of Hurricane Katrina net loss and loss adjustment reserves, by $48.6 million and $17.2 million, respectively. In Commercial Lines, we increased our estimate of net losses in 2006, primarily due to the recognition of higher business interruption exposure as more complete information was provided by insureds in response to our initiative to obtain related documentation and to the impact of disputes related to wind versus water as the cause of loss. Additionally, for both Commercial and Personal Lines in 2006, we experienced the continuation of supplemental payments on previously closed claims caused by the development of latent damages as well as inflationary pressures on repair costs. In 2007, we increased our estimate of Commercial Lines net losses primarily due to an increase in recent litigation activity. We believe this increase in litigation activity is due to the expiration, on August 30, 2007, of the two year limit for a policyholder to challenge Hurricane Katrina claims. We also increased our Hurricane Katrina estimate in Commercial Lines in 2007 for supplemental payments on previously closed claims, similar to those experienced in 2006.

The estimate of loss adjustment expenses related to Hurricane Katrina increased $8.6 million and $7.7 million in 2006 and 2007, respectively. An increase in litigation activity in 2006 resulted from the pre-existing one year limit on a policyholders’ ability to challenge claims. This one year limit was extended to August 2007 by legislative action, which we believe resulted in increased litigation activity in the third quarter of 2007.

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

Loss Reserves by Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into nine broader lines of business: personal automobile, homeowners, workers’ compensation, commercial automobile, commercial multiple peril, and other personal and commercial lines. Asbestos and environmental reserves and pools business are separately analyzed.

The process of estimating reserves involves considerable judgment by management and is inherently uncertain. Actuarial point estimates by lines of business are the primary bases for determining ultimate expected losses and LAE and the level of net reserves required; however, other factors are considered as well. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the amount of data or experience we have with respect to a particular product or geographic area, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. The following table shows our recorded net reserves, net of reinsurance, and the actuarial reserve point estimates by line of business at September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$700.3	$675.9	$700.7	$670.1
Homeowners	109.9	108.1	106.4	103.7
Other Personal lines	22.6	20.4	26.1	23.5
Workers’ Compensation	378.6	361.7	398.0	382.2
Commercial Automobile	166.0	155.7	162.4	152.5
Commercial Multiple Peril	471.7	432.6	486.6	447.9
Other Commercial lines	157.2	142.5	158.3	140.0
Asbestos and Environmental	20.1	20.1	24.7	20.5
Pools and other	201.8	201.8	211.1	211.1

Total	$2,228.2	$2,118.8	$2,274.3	$2,151.5

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at September 30, 2007 and December 31, 2006 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes in commercial lines and recent adverse property related frequency trends in certain commercial line coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the likelihood of continued adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. In our Personal Lines segment, management considered the significant growth in our new business with our Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets, as well as emerging loss trends which are higher than expected. Our lack of credible actuarial data to estimate losses in these new geographical areas and agency relationships and with this new product causes uncertainty in estimating ultimate reserves and requires considerable judgment by management. Also in Personal Lines, management considered the significant improvement in frequency trends the industry has experienced over the past several years in these lines of business which were unanticipated and remain to some extent unexplained. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At September 30, 2007 and December 31, 2006, total recorded reserves were 5.2% and 5.7% greater than actuarially indicated point estimates, respectively.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Nine Months Ended September 30,
(In millions)	2007	2006
Reserve for losses and LAE, beginning of period	$3,163.9	$3,458.7
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,193.5	1,087.3
Decrease in provision for insured events of prior years, favorable development	(121.0)	(91.3)
Hurricane Katrina	17.0	48.6

Total incurred losses and LAE	1,089.5	1,044.6

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	568.2	485.7
Losses and LAE attributable to insured events of prior years	520.9	512.1
Hurricane Katrina	46.6	81.2

Total payments	1,135.7	1,079.0

Change in reinsurance recoverable on unpaid losses	7.7	(226.7)
Purchase of Professionals Direct, Inc.	33.7	—

Reserve for losses and LAE, end of period	$3,159.1	$3,197.6

The table below summarizes the reserve for losses and LAE by line of business.

(In millions)	September 30, 2007	December 31, 2006
Personal Automobile	$1,257.9	$1,256.9
Homeowners and Other	158.7	174.4

Total Personal	1,416.6	1,431.3

Workers’ Compensation	599.7	626.7
Commercial Automobile	245.3	229.4
Commercial Multiple Peril	557.5	582.8
Other Commercial	340.0	293.7

Total Commercial	1,742.5	1,732.6

Total reserve for losses and LAE	$3,159.1	$3,163.9

The total reserve for losses and LAE as disclosed in the above table decreased by $4.8 million for the nine months ended September 30, 2007. The decrease in 2007 was primarily a result of payments to insureds for Hurricane Katrina.

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

	Nine Months Ended September 30,
(In millions)	2007	2006
Increase (decrease) in loss provision for insured events of prior years:
Personal Automobile	$(57.2)	$(38.6)
Homeowners and Other	0.3	1.5

Total Personal	(56.9)	(37.1)
Worker’s Compensation	(18.4)	(15.5)
Commercial Automobile	(8.6)	(11.9)
Commercial Multiple Peril	(20.1)	(14.9)
Other Commercial	(16.6)	(5.8)

Total Commercial	(63.7)	(48.1)
Voluntary Pools	1.2	1.4

Decrease in loss provision for insured events of prior years	(119.4)	(83.8)
Decrease in LAE provision for insured events of prior years	(1.6)	(7.5)

Decrease in total loss and LAE provision for insured events of prior year	$(121.0)	$(91.3)

Estimated loss reserves for claims occurring in prior years developed favorably by $119.4 million and $83.8 million during the first nine months of 2007 and 2006, respectively. The favorable loss reserve development during the first nine months of 2007 is primarily the result of lower bodily injury and personal injury protection claim severity in the personal automobile line, primarily in the three most recent accident years, and lower frequency of liability claims in the commercial multiple peril line for the 2005 and prior accident years. In addition, from lower severity in the workers’ compensation line, also primarily in the three most recent accident years, contributed to the favorable development.

The favorable loss reserve development during the first nine months of 2006 is primarily the result of decreases in both personal and commercial automobile claim frequency in the 2003 and 2004 accident years and lower claim severity in the most recent accident years in the workers’ compensation line.

During the first nine months of 2007 and 2006, estimated LAE reserves for claims occurring in prior years developed favorably by $1.6 million and $7.5 million, respectively. Development in the first nine months of 2007 was due to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line, partially offset by an adverse litigation settlement in the first quarter of 2007, primarily impacting the personal automobile line. The favorable development in 2006 is primarily attributable to improvement in ultimate loss activity on prior accident years, primarily in the commercial multiple peril, homeowners and workers’ compensation lines.

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

Asbestos and Environmental Reserves

Although we do not specifically underwrite policies that include asbestos, environmental damage and toxic tort liability, we may be required to defend such claims. Ending net loss and LAE reserves for all business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $20.1 million and $24.7 million at September 30, 2007 and December 31, 2006, respectively, net of reinsurance of $13.8 million at September 30, 2007 and December 31, 2006. During the quarter ended September 30, 2007, we reduced our environmental reserves by $3.9 million. In recent years average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance and pool business with asbestos, environmental damage and toxic tort liability of $56.6 million and $57.0 million at September 30, 2007 and December 31, 2006, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1.15% to 6.00% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

The following table summarizes the results of operations for the Continuing Operations component for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Segment revenues
Premiums	$5.2	$5.6	$27.8	$29.5
Fees and other income	0.2	3.4	1.0	15.1
Net investment income	18.8	22.2	58.6	68.9

Total segment revenue	24.2	31.2	87.4	113.5

Policy benefits, claims and losses	20.0	19.2	70.2	71.0
Policy acquisition expenses and other operating expenses	8.3	13.1	21.4	46.5

Segment loss	$(4.1)	$(1.1)	$(4.2)	$(4.0)

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Life Companies’ Continuing Operations segment loss was $4.1 million in the third quarter of 2007, compared to a loss of $1.1 million during the same period in 2006. This increase was primarily due to unfavorable mortality in our traditional life line of business, and to a lesser extent, in our group retirement line of business, and to higher pension costs. These were partially offset by lower operating expenses resulting from the run-off of the business. Included in the higher pension costs was a $2.8 million adjustment resulting from an error in the calculation of our pension plan’s projected benefit obligation (“PBO”) for each of 2005 and 2006. Refer to “Recent Developments” for a description of this item.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Life Companies’ Continuing Operations segment loss was $4.2 million in the nine months of 2007, compared to a loss of $4.0 million during the same period in 2006. This increase was primarily due to unfavorable mortality in our traditional life line of business, and to a lesser extent, in our group retirement line of business. These were partially offset by lower operating expenses resulting from the run-off of the business. The aforementioned pension adjustment was more than offset by lower pension costs during the nine months ended September 30, 2007.

Discontinued Operations

Our Discontinued Operations reflects the net costs and recoveries associated with the aforementioned sale of AFLIAC, primarily including those costs incurred to provide transition services, employee severance, indemnification and operations conversion.

The following table summarizes the results for our Discontinued Operations component for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Gain (loss) on sale of AFLIAC variable life insurance and annuity business	$0.1	$(2.9)	$0.2	$(25.8)

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

For the quarter ended September 30, 2007, we recorded a gain of $0.1 million, net of tax, as compared to a loss of $2.9 million, net of tax, for the quarter ended September 30, 2006. The loss in 2006 resulted primarily from conversion costs associated with our variable business.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, we recorded a gain of $0.2 million, net of tax, as compared to a loss of $25.8 million, net of tax, for the nine months ended September 30, 2006. The loss in 2006 resulted primarily from a charge of $15.0 million for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45, as well as a charge of $10.8 million related to after-tax net costs incurred for employee severance, transition services, operations conversion expenses and litigation matters.

As of September 30, 2007, our total FIN 45 liability was $31.5 million on a pre-tax basis. Although we believe our current estimate for our FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	September 30, 2007		December 31, 2006
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$5,709.2	92.6%	$5,629.0	90.3%
Equity securities (1)	35.3	0.6	17.2	0.3
Mortgages	41.8	0.7	57.1	0.9
Policy loans (1)	117.7	1.9	125.7	2.0
Cash and cash equivalents (1)	229.7	3.7	372.7	6.0
Other long-term investments	32.6	0.5	35.4	0.5

Total	$6,166.3	100.0%	$6,237.1	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $70.8 million, or 1.1%, to $6.2 billion during the first nine months of 2007, of which cash and cash equivalents decreased $143.0 million, partially offset by an $80.2 million increase in fixed maturities. Cash and cash equivalents decreased primarily due to a decline in the balance of collateral held related to our securities lending program. Fixed maturities increased primarily due to purchases resulting from improved operational cash flows in our Property and Casualty segment and the acquisition of Professionals Direct, Inc. investment assets. These increases were partially offset by the sale of fixed maturities in the Life Companies to fund the run-off of our life operations.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, mortgage-backed securities, U.S. government and agency securities, tax-exempt and taxable issues of state and local governments, and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), investment grade securities comprised 93.7% of our fixed maturity portfolio held at September 30, 2007 and 93.9% at December 31, 2006. We do not hold subprime mortgages either directly or through our mortgage backed securities, nor do we currently own any collateralized debt obligations, collateralized loan obligations, or invest in credit derivatives.

The following table provides information about the credit quality of our fixed maturities.

		September 30, 2007			December 31, 2006
(In millions, except percentage data)
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$4,113.5	$4,087.8	71.6%	$4,095.7	$4,073.6	72.3%
2	Baa	1,273.8	1,259.7	22.1	1,221.0	1,216.0	21.6
3	Ba	153.1	151.6	2.6	127.0	129.6	2.3
4	B	168.0	170.5	3.0	154.6	161.9	2.9
5	Caa and lower	36.4	36.7	0.6	43.7	45.0	0.8
6	In or near default	1.2	2.9	0.1	1.2	2.9	0.1

Total fixed maturities		$5,746.0	$5,709.2	100.0%	$5,643.2	$5,629.0	100.0%

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested and expect to continue investing a small portion of funds in equity securities, and we may invest a portion in below investment grade fixed maturities and other assets. The average yield on fixed maturities was 5.6% for both September 30, 2007 and December 31, 2006.

At September 30, 2007, $103.5 million of our fixed maturities were invested in traditional private placement securities, as compared to $121.1 million at December 31, 2006. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $1.2 million of realized losses on other-than-temporary impairments of fixed maturities for the first nine months of 2007, as compared to $6.2 million for the first nine months of 2006, principally resulting from our exposure to below investment grade securities. In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

	September 30, 2007		December 31, 2006
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
12 months or less	$25.9	$1,243.1	$13.2	$1,322.1
Greater than 12 months	48.9	1,881.2	55.4	2,089.5

Total investment grade fixed maturities	74.8	3,124.3	68.6	3,411.6
Below investment grade fixed maturities:
12 months or less	5.5	171.6	1.3	68.3
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities	5.5	171.6	1.3	68.3
Equity securities	0.1	0.3	—	—

Total fixed maturities and equity securities	$80.4	$3,296.2	$69.9	$3,479.9

We had $80.4 million of gross unrealized losses on fixed maturities and equity securities at September 30, 2007, as compared to $69.9 million at December 31, 2006. The increase in gross unrealized losses of fixed maturity investments is primarily due to the impact of increased credit spreads in fixed maturities as market interest rates have declined during the nine months ended September 30, 2007. Obligations of U.S. Treasury, U.S. government and agency securities, states and political subdivisions had associated gross unrealized losses of $8.6 million at September 30, 2007 and $10.9 million at December 31, 2006. At September 30, 2007 and December 31, 2006, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near-term. Furthermore, as of September 30, 2007, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations, we may decide to subsequently sell a security for unforeseen business needs, or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and equity securities at September 30, 2007 and December 31, 2006. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

(In millions)	September 30, 2007	December 31, 2006
Due in one year or less	$0.4	$0.8
Due after one year through five years	10.4	13.4
Due after five years through ten years	40.3	29.9
Due after ten years	29.2	25.8

Total fixed maturities	80.3	69.9
Equity securities	0.1	—

Total fixed maturities and equity securities	$80.4	$69.9

The carrying value of fixed maturity securities on non-accrual status at September 30, 2007 and December 31, 2006, as well as the effect that non-accruals had on net investment income were not material. Although we did not experience defaults in the first nine months of 2007, any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

The provision for federal income taxes from continuing operations was an expense of $24.8 million during the third quarter of 2007 compared to $14.8 million during the same period in 2006. These provisions resulted in consolidated effective federal tax rates of 31.9% and 34.2% for the quarters ended September 30, 2007 and 2006, respectively. This decrease in the tax rate is primarily due to a tax benefit recorded for our provision to return true up due to higher than anticipated dividends received deductions from our separate account portfolio and higher low income housing tax credits.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The provision for federal income taxes from continuing operations was an expense of $82.9 million during the first nine months of 2007 compared to $64.8 million during the same period in 2006. These provisions resulted in consolidated effective federal tax rates of 32.0% and 31.3% for the nine months ended September 30, 2007 and 2006, respectively. This increase in the tax rate is primarily due to higher underwriting income in our Property and Casualty business, as well as a reduced level of tax-exempt interest in the current year, partially offset by a $2.6 million benefit realized in 2007 for a settlement with the Internal Revenue Service (“I.R.S.”) of interest claims for 1977 through 1994.

From December 31, 2006 to September 30, 2007, we increased our valuation allowance related to our deferred tax asset by $7.4 million, from $169.4 million to $176.8 million respectively. The increase in this valuation allowance resulted primarily from unrealized depreciation of our investment portfolio. Accordingly, we recorded a valuation allowance of $5.1 million as an adjustment to Accumulated Other Comprehensive Loss, as well as a $2.0 million valuation allowance as an adjustment to Contractholder Deposit Funds and Other Policy Liabilities for the deferred tax associated with unrealized losses of the Closed Block. The change in valuation allowance is reflected in Federal Income Tax Expense in our Consolidated Statements of Income.

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

A corporation is entitled to a tax deduction from gross income for a portion of any dividend which was received from a domestic corporation that is subject to income tax. This is referred to as a “dividends received deduction.” In this and in prior years, we have taken this dividends received deduction when filing our federal income tax return. Many separate accounts held by life insurance companies receive dividends from such domestic corporations, and therefore, were regarded as entitled to this dividends received deduction. In its Revenue Ruling 2007-61, issued on September 25, 2007, the I.R.S. announced its intention to issue regulations with respect to certain computational aspects of the dividends received deduction on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and I.R.S. interpretations of the statutes governing these computational questions. Any regulations that the I.R.S. ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are not yet known, but they could result in the elimination of some or all of the separate account dividends received deduction tax benefit that we receive. We believe that it is more likely than not that any such regulation would apply prospectively only, and application of this regulation is not expected to be material to our results of operations in any future annual period. However, there can be no assurance that the outcome of the revenue ruling will be as anticipated and should retroactive application be required, our results of operations may be adversely affected in a quarterly or annual period. We believe that retroactive application would not materially affect our financial position.

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

Property & Casualty Insurance Loss Reserves

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”), as discussed in “Segment Results—Property and Casualty, Overview of Loss Reserve Estimation Process” based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, our actuaries develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the actuarial estimation process, which vary by line of business, include determining the expected consistency in the frequency and severity of claims incurred but not yet reported to prior years claims, the trend in loss costs, changes in the timing of the reporting of losses from the loss date to the notification date and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. On a quarterly basis, our actuaries provide to management a point estimate for each significant line of our direct business to summarize their analysis.

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at September 30, 2007 and December 31, 2006 included the current extent to which growth and product mix changes in our Commercial Lines segment have affected our ultimate loss trends, the significant growth in our Personal Lines new business and related growth in a number of states, the significant improvement in personal lines frequency trends the industry has experienced over the past couple of years which were unanticipated and remain to some extent unexplained, significant growth and product mix changes in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses and the likelihood of continued adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At September 30, 2007 and December 31, 2006, respectively, total recorded reserves were 5.2% and 5.7% greater than actuarially indicated point estimates. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $22 million impact on property and casualty segment income, based on 2006 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results—Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years, excluding those related to Hurricane Katrina, developed favorably by $121.0 million and $91.3 million for the nine months ended September 30, 2007 and 2006, respectively, which represents 3.8% and 2.9% of loss reserves held, respectively. Also, in the first nine months of 2007 and 2006, reserves for Hurricane Katrina developed adversely by $17.0 million and $48.6 million, respectively. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business in our Annual Report on Form 10-K for the year ended December 31, 2006 for guidance related to the annual development of our loss and LAE reserves.

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

In 2006 and 2007, trends in claims activity caused us to re-evaluate and increase our estimate of Hurricane Katrina net loss and loss adjustment reserves by $48.6 million and $17.2 million, respectively. In Commercial Lines, we increased our estimate of net losses in 2006, primarily due to the recognition of higher business interruption exposure as more complete information was provided by insureds in response to our initiative to obtain related documentation and to the impact of disputes related to wind versus water as the cause of loss. Additionally, for both Commercial and Personal Lines in 2006, we experienced the continuation of supplemental payments on previously closed claims caused by the development of latent damages as well as inflationary pressures on repair costs. In 2007, we increased our estimate of Commerical Lines net losses primarily due to an increase in recent litigation activity. We believe this increase in litigation activity is due to the expiration, on August 30, 2007, of the two year limit for a policyholder to challenge Hurricane Katrina claims. We also increased our Hurricane Katrina estimate in Commercial Lines in 2007 for supplemental payments on previously closed claims, similar to those experienced in 2006.

The estimate of loss adjustment expenses related to Hurricane Katrina increased $8.6 million and $7.7 million in 2006 and 2007, respectively. The increase in litigation activity in 2006 resulted from the pre-existing one year limit on a policyholders’ ability to challenge claims. This one year limit was extended to August 2007 by legislative action, which we believe resulted in increased litigation activity in the third quarter of 2007.

We also remain defendants in various litigation, including putative class actions, which dispute the scope or enforceability of the “flood exclusion”, claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (see also Contingencies and Regulatory Matters). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

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

Pension Benefit Obligations

We account for our pension plans in accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements 87, 88, 106, and 132(R) and Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“Statement No. 87”). In order to measure the liabilities and expense associated with these plans, we must make various estimates and key assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, employee turnover rates and anticipated mortality rates. These estimates and assumptions are reviewed at least annually and are based on our historical experience, as well as current facts and circumstances. In addition, we use outside actuaries to assist in measuring the expenses and liabilities associated with this plan.

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

We expect our pre-tax pension expense to decrease by approximately $8.9 million in 2007, from an expense of $12.9 million in 2006 to an expense of $4.0 million in 2007. This decrease is primarily due to an increase in the actual return on assets in 2006, demographic participant changes, and a slight increase in the 2006 year-end discount rate, partially offset by an adjustment from the correction of participant data as discussed in “Recent Developments”. This estimate may be revised in the fourth quarter of 2007 based upon the completion of the participant data review.

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

Significant Transactions

On September 14, 2007, we acquired all of the outstanding shares of Professionals Direct, Inc. for $23.2 million. Professionals Direct, Inc. is a Michigan-based holding company whose primary business is professional liability insurance for small and mid-sized law practices and generates annual written premium of approximately $30 million.

On August 3, 2007, the Commissioner of the Florida Office of Insurance Regulation issued a Consent Order which permits us to non-renew our Florida homeowners insurance policies, beginning December 15, 2007, and continuing until all such policies are non-renewed, which is expected to occur over the ensuing twelve months. Non-renewal of these policies is expected to affect policies which represent approximately $16 million in written premium. Florida agents whose customers will be affected by such non-renewals will be offered appointments with another company, which in turn will offer to such customers new homeowners policies on substantially the same terms and rates as we had provided. Additionally, we have entered into an agreement with a Florida insurance carrier pursuant to which, assuming certain conditions to closing the transaction are met, we will be deemed “affiliated” with such insurance carrier such that we will not be prohibited from continuing to write personal automobile insurance in Florida.

On August 31, 2006, we sold all of the outstanding shares of Financial Profiles, Inc., a wholly-owned subsidiary, to Emerging Information Systems Incorporated. We originally acquired Financial Profiles, Inc. in 1998 in connection with our then-ongoing life insurance and annuity operations. We received pre-tax proceeds of $21.5 million from the transaction and recognized an after-tax gain of $7.8 million in the third quarter of 2006. In the third quarter of 2007, we recognized an additional gain of $0.8 million for certain tax benefits associated with the sale.

Statutory Capital of Insurance Subsidiaries

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for FAFLIC and Hanover Insurance, as of September 30, 2007, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover Insurance (1)	$1,601.7	$474.1	$237.1	338%	676%
FAFLIC	191.3	39.1	19.5	489%	981%

(1)	Hanover Insurance’s Total Adjusted Capital includes $705.6 million related to its subsidiary, Citizens.

The total adjusted statutory capital position of Hanover Insurance improved $138.1 million during the first nine months of 2007, primarily due to improved underwriting results in our property and casualty business. The total adjusted statutory capital position of FAFLIC improved during 2007, from $179.9 million at December 31, 2006 to $191.3 million at September 30, 2007. The increase in statutory surplus primarily resulted from the recognition of tax attributes, partially offset by an increase in our pension liabilities, the timing of certain accrued liabilities, and higher litigation costs.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $40.4 million during the first nine months of 2007, as compared to net cash used of $44.5 million during the same period in 2006. The $84.9 million decrease in cash used for operating activities primarily resulted from lower payments in 2007 associated with Hurricane Katrina, to both reinsurers for reinstatement premiums and other funding, and to policyholders for claims. In addition, cash from operations improved in 2007 due to higher net written premium in our property and casualty business. These increases in cash were partially offset by increased non-Hurricane Katrina loss and loss adjustment expense payments.

Net cash used in investing activities was $100.4 million during the first nine months of 2007, compared to net cash provided of $232.0 million for the same period of 2006. During 2007, we used cash primarily to fund net purchases of fixed maturity securities, resulting from improved underwriting results in our property and casualty business, partially offset by the run-off of our Life operations. Additionally, in 2007, we purchased Professionals Direct, Inc. During 2006, cash was primarily provided by net sales of fixed maturity securities to fund maturities of long-term funding agreements.

Net cash used in financing activities was $83.0 million during the first nine months of 2007, compared to $497.1 million for the same period of 2006. During 2007, cash used in financing activities resulted from a net repayment of $109.7 million related to our securities lending program, partially offset by $21.5 million of proceeds from option exercises. Cash was used in 2006 primarily to fund the maturity of certain long-term funding agreements (GIC products in our Life Companies) and to fund our $200 million share repurchase program.

At September 30, 2007, THG, as a holding company, held $341.1 million of cash and fixed maturities. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2007, which currently consist primarily of interest on the senior debentures, and to pay certain federal income tax liabilities expected to become due in 2007. We also expect that the holding company will be required to make payments in 2007 related to indemnification of liabilities associated with the sale of the variable life insurance and annuity business. We currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2007 holding company obligations.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. Based on current law, we are required to contribute approximately $35 million in 2007, all of which has been paid through October 15, 2007. Also, we contributed an additional $15 million to this plan during 2007. We expect to continue to make additional cash contributions to our qualified defined benefit pension plan in future years. As the single employer of THG, the funding of these plans is the responsibility of FAFLIC. Contributions to the qualified defined benefit pension plan do not affect the statutory surplus of FAFLIC.

Our insurance subsidiaries, including FAFLIC, maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments and short-term investments.

On October 16, 2007, the Board of Directors authorized us to repurchase up to $100 million of our common stock. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We had no borrowings under this line of credit as of September 30, 2007.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies and Regulatory Matters

LITIGATION AND CERTAIN REGULATORY MATTERS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007.

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit. Oral argument before the Seventh Circuit was held on November 1, 2007.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of September 30, 2007, there were approximately 300 such cases, at least five of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

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

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting our and the other defendants’ motion for leave to appeal. On February 28, 2007, the Fifth Circuit issued an Order expediting such appeal. Oral arguments for the appeal were held on June 6, 2007. On August 2, 2007, the Court issued an opinion reversing the District Court’s opinion and holding that flood exclusions, such as those contained in our policies, are applicable to Hurricane Katrina-related flooding irrespective of the cause of the flooding. The Court remanded to the District Court plaintiffs’ claims for water damage, where they are expected to be dismissed.

Plaintiffs in several consolidated cases (including Sampia v. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal was heard by the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al, v. State Farm Fire & Casualty Co., No. 06-30946. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decision dismissing plaintiffs’ claims.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including THG. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims including claims under Louisiana’s Valued Policy Law, as well as claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to, and is presently pending in, the United States District Court, Eastern District of Louisiana, where it has been consolidated into the case In re Katrina Canal Breaches Consolidated Litigation referenced above.

We continue to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. The Fifth Circuit Court’s decisions in the federal court cases are not legally binding on the state courts, and the effect of these decisions may be affected by subsequent decisions issued by the Supreme Court of Louisiana, including cases to which we are not a party. We believe that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that our flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on our financial position, as well as on our results of operations. We have established our loss and loss adjustment reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered.

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

The Commissioner of Insurance has issued a regulation providing the framework for the transition from a market in which the rates are set by the Commissioner to one in which companies propose their own rates. The Massachusetts Division of Insurance is conducting weekly public meetings to provide additional guidance on how managed competition will be implemented. At present, it is too early in the process to determine what impact, if any, managed competition will have on our business.

Additionally, certain Massachusetts legislators have called for legislation to be passed that would limit the implementation of managed competition. Reportedly, the legislators seek to implement a number of restrictions on the implementation of managed competition, including a limit on the type of permissible rating factors. It is uncertain as to whether the legislation will be enacted and if enacted, what effect, if any, it would have on our business. In any event, it is anticipated that personal automobile rates will decline in 2008.

The Assigned Risk Plan would distribute the Massachusetts residual automobile market based on individual policyholder assignments rather than assigning carriers ERPs. We believe the Assigned Risk Plan would provide for a more equitable distribution of residual market risks across all carriers in the market, and therefore, such plan, if implemented, is not likely to adversely affect our results of operations or financial position.

Legislation was enacted in Louisiana to extend the time period for Louisiana homeowners who have policy coverage claims arising out of hurricanes Katrina and Rita to take legal action against their insurance companies from the pre-existing 12 month period to 24 months from the date of loss. The Louisiana Supreme Court determined that the legislation is constitutional. Legislation was also adopted which increased an insurer’s potential exposure if it is determined to have acted in bad faith in the claim adjustment process. Additionally, the State of Louisiana continues to impose regulatory restrictions on our ability to reduce exposure to areas affected by hurricanes Katrina and Rita and to increase or maintain rates on homeowners policies.

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

On August 3, 2007, the Commissioner of the Florida Office of Insurance Regulation issued a Consent Order which permits us to non-renew our Florida homeowners insurance policies, beginning December 15, 2007, and continuing until all such policies are non-renewed, which is expected to occur over the ensuing twelve months. Non-renewal of these policies is expected to affect policies which represent approximately $16 million in annual written premium. Florida agents whose customers will be affected by such non-renewals will be offered appointments with another company, which in turn will offer to such customers new homeowners policies on substantially the same terms and rates as we had provided. Additionally, we have entered into an agreement with a Florida insurance carrier pursuant to which, assuming certain conditions to closing the transaction are met, will be deemed “affiliated” with such insurance carrier such that we will not be prohibited from continuing to write personal automobile insurance in Florida.

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

Recent Developments

We have a defined benefit pension plan that was frozen as of January 1, 2005. Pension plan participant information, referred to as census data, is maintained by a third party recordkeeper. Census data is an important component in our estimate of actuarially determined projected benefit obligations (“PBO”) and expense under Statement No. 87. During the third quarter of 2007, we detected errors in the census data prepared by our external recordkeeper and initiated a detailed review of current and certain historical pension census data. Our review is ongoing and is expected to be completed in the fourth quarter of 2007.

Based on the preliminary results of our ongoing review, we found census data errors affecting the actuarially estimated PBO as of December 31, 2005 and 2006. Because our review is ongoing and revised actuarial valuations are not yet available, we are unable to determine the ultimate impact of these errors on our financial statements. However, based on our work to date, we estimate that the impact represents at least a $16 million increase in our PBO, a reduction in shareholders’ equity of at least $10.4 million and a cumulative increase to prior periods’ pension expense of at least $5 million. As such, these amounts have been recorded in our third quarter results. Also, we do not believe that the impact is likely to exceed a $39 million increase in our PBO, a reduction of shareholders’ equity greater than $25.4 million and a cumulative increase to prior periods’ pension expense greater than $15 million based on our estimate of the high end of a range of reasonably likely outcomes. Given our current estimates, we do not believe the impact of these errors, once finally determined in the fourth quarter, will be material to our 2007 expected annual results of operations, financial condition or cash flows, or represent material errors in our previously issued consolidated quarterly or annual financial statements. However, because our review is continuing and actuarial valuations are not currently available, there can be no certainty that the ultimate impact of these errors will not exceed these estimates.

The correction did not impact our previously reported Consolidated Statements of Cash Flows. However, we have increased our qualified pension plan contributions, previously expected to be $35 million for calendar year 2007. In 2007, we have contributed approximately $50 million to the pension plan. We may make additional contributions after receiving the final actuarial valuations.

On November 8, 2007, Eugene M. Bullis joined THG as an Executive Vice President and Assistant Treasurer. Effective November 12, 2007, Mr. Bullis will also assume the position of Chief Financial Officer. In his capacity of Chief Financial Officer, Mr. Bullis will serve as the principal financial and accounting officer.

On October 16, 2007, the Board of Directors declared an annual dividend of 40 cents ($0.40) per share on the issued and outstanding common stock of THG, payable December 12, 2007, to shareholders of record at the close of business November 28, 2007.

On October 16, 2007, the Board of Directors authorized us to repurchase up to $100 million of our common stock. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program.

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II—Item 1A of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006, included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the first nine months of 2007 to these risks or our management of them.

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

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007.

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit. Oral arguments before the Seventh Circuit was held on November 1, 2007.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of September 30, 2007, there were approximately 300 such cases, at least five of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

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

On February 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an Order granting our and the other defendants’ motion for leave to appeal. On February 28, 2007, the Fifth Circuit issued an Order expediting such appeal. Oral arguments for the appeal were held on June 6, 2007. On August 2, 2007, the Court issued an opinion reversing the District Court’s opinion and holding that flood exclusions such as those contained in our policies are applicable to Hurricane Katrina-related flooding irrespective of the cause of the flooding. The Court remanded to the District Court plaintiffs’ claims for water damage, where they are expected to be dismissed.

Plaintiffs in several consolidated cases (including Sampia v. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal was heard by the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al, v. State Farm Fire & Casualty Co., No. 06-30946. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decision dismissing plaintiffs’ claims.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including THG. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims including claims under Louisiana’s Valued Policy Law, as well as claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to, and is presently pending in, the United States District Court, Eastern District of Louisiana, where it has been consolidated into the case In re Katrina Canal Breaches Consolidated Litigation referenced above.

We continue to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. The Fifth Circuit Court’s decisions in the federal court cases are not legally binding on the state courts, and the effect of these decisions may be affected by subsequent decisions issued by the Supreme Court of Louisiana, including in cases to which we are not a party. We believe that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that our flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding, or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on our financial position, as well as on our results of operations. We have established our loss and LAE reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered.

ITEM 1A - RISK FACTORS

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

Risks Relating To Our Life Companies

Our businesses may be affected by (i) adverse actions related to legal and regulatory actions described under “Contingencies and Regulatory Matters” on pages 47 to 50 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, including those which are subject to the “FIN 45” reserve described under “Life Companies—Discontinued Operations” on page 40 of Management’s Discussion and analysis of Financial Condition and Results of Operations of this Form 10-Q; (ii) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); (iii) possible claims relating to sales practices for insurance and investment products or our historical administration of such products, including with respect to activities of our former agents; (iv) adverse trends in mortality and morbidity; (v) lower appreciation or decline in value of our managed investments or the investment markets in general; and (vi) an adverse ruling by the I.R.S. eliminating some or all of the separate accounts’ dividends received deduction tax benefits that we received.

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

Risks Relating To Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (ii) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (iii) the inability to attract, or the loss or retirement of key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (iv) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (v) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (vi) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate, including the expansion of current concerns regarding sub-prime mortgages to prime mortgage and corresponding mortgage-backed securities; (vii) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (viii) defaults or impairments of debt securities held by us; (ix) higher employee benefit costs due to changes in market values of plan assets, interest rates, regulatory requirements or judicial interpretations of benefits (including with respect to our Cash Balance Plan which is the subject of the Durand litigation); (x) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xi) errors or omissions in connection with the administration of any of our products; (xii) breaches of our information technology security systems or other operational disruptions or breaches which result in the loss or compromise of confidential financial, personal, medical or other information about our policyholders, agents or others with whom we do business; (xiii) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities; and (xiv) uncertainties in calculating our projected benefit liabilities as a result of prior census data errors and various other factors.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – 31, 2007	—	$—	—	$—
August 1 – 31, 2007 (1)	1,441	41.16	—	—
September 1 – 30, 2007 (1)	1,650	42.78	—	—

Total	3,091	$42.02	—	$—

(1)	Share were repurchased to satisfy statutory minimum tax withholding amounts due from employees upon receipt of stock which resulted from the vesting of their restricted stock units. These restricted stock units were granted in 2004 pursuant to our Amended Long-Term Stock Incentive Plan.

ITEM 5 - OTHER INFORMATION

On November 6, 2007, Eugene M. Bullis, 62, accepted an offer to join The Hanover Insurance Group, Inc. (the “Company”) as its Executive Vice President, Chief Financial Officer and Assistant Treasurer. In his capacity as Chief Financial Officer, Mr. Bullis will serve as the Company’s principal financial and accounting officer. Mr. Bullis will assume the position of Chief Financial Officer effective November 12, 2007, but joined the Company as Executive Vice President and Assistant Treasurer effective November 8, 2007. A copy of the press release announcing the appointment is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

From November 2002 until May 2007, Mr. Bullis served as Executive Vice President and Chief Financial Officer of Conseco, Inc. (NYSE: CNO), an accident and health insurance provider.

The Company and Mr. Bullis entered into an Offer Letter effective as of November 6, 2007, the material terms of which are as follows:

•	Mr. Bullis’s initial base salary will be $480,000 per year.

•	Effective upon his date of hire, Mr. Bullis will be granted the following equity awards under the Company’s 2006 Long-Term Incentive Plan:

•

A number of performance based restricted stock units having a fair value (determined in accordance with FAS 123(R)) on the date of grant equal to approximately $1,000,000. Provided Mr. Bullis remains continuously employed by the Company through such date and satisfies certain pre-established performance goals, the restricted stock units shall vest and convert into an equivalent number of shares of the Company’s Common Stock on December 31, 2009.

•

Mr. Bullis will receive a $150,000 sign-on bonus. Such bonus is in lieu of a pro-rated 2007 Short-Term and Long-Term Incentive Program award. In the event Mr. Bullis voluntarily leaves the Company within 12 months of his date of hire, all or a portion of such sign-on bonus (depending upon the date of resignation) must be repaid to the Company.

•	Mr. Bullis’s 2008 Short-Term Incentive Compensation Award will have a targeted value of 90% of his base salary.

•	Mr. Bullis will participate in the Company’s Amended Employment Continuity Plan (previously filed as Exhibit 10.69 to the Company’s June 30, 2005 Report on Form 10-Q).

•

Mr. Bullis will be eligible to participate in the Company’s benefit programs, including, but not limited to, Group Medical, Dental, Life, Short and Long-Term Disability Insurance, The Hanover Insurance Group Retirement Savings Plan (Qualified 401(k) Plan and Nonqualified Retirement Savings Plan) and financial planning services, and will be eligible for reimbursement of certain temporary living expenses.

The foregoing description of the terms of the Offer Letter do not purport to be complete and is qualified in its entirety by the Offer Letter attached hereto as Exhibit 10.1 and incorporated herein by reference.

ITEM 6 - EXHIBITS

EX–10.1	Offer Letter dated November 6, 2007 between the Registrant and Eugene M. Bullis.

EX–31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX–31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX–32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX–32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX–99.1	Press Release dated November 8, 2007 announcing the hiring of Eugene M. Bullis as Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc.
Registrant

November 8, 2007	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer, Director and Acting Chief Financial Officer
(Principal Financial Officer)

November 8, 2007	/s/ Warren E. Barnes
Date	Warren E. Barnes
Vice President, Corporate Controller, and Acting Principal Accounting Officer