Form 10-K
period 2007-12-31
HANOVER INSURANCE GROUP, INC.
filed 2008-02-27
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer    ☒                    Accelerated filer    ☐                    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sales price of June 29, 2007 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,513,232,765.

The number of shares outstanding of the registrant’s common stock, $.01 par value, was 51,908,839 shares as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hanover Insurance Group, Inc.’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be held May 13, 2008 to be filed pursuant to Regulation 14A are incorporated by reference in Part III.

PART I

ITEM 1 — BUSINESS

ORGANIZATION

The Hanover Insurance Group, Inc. (“THG”) is a holding company organized as a Delaware corporation in 1995. Our consolidated financial statements include the accounts of THG; The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), which are our principal property and casualty subsidiaries; First Allmerica Financial Life Insurance Company (“FAFLIC”), which is our life insurance and annuity subsidiary; and certain other insurance and non-insurance subsidiaries. In addition, our results of operations prior to December 30, 2005 include Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”). On December 30, 2005, we sold AFLIAC through a stock purchase agreement, and reinsured 100% of the variable life insurance and annuity business of FAFLIC (see Life Companies on pages 47 to 49 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information). The results of operations for AFLIAC are reported as discontinued operations.

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

Information with respect to each of our segments is included in “Segment Results” on pages 35 to 49 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 15 on pages 107 and 108 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

DESCRIPTION OF BUSINESS BY SEGMENT

Following is a discussion of each of our operating segments.

PROPERTY AND CASUALTY

GENERAL

Our Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. We underwrite personal and commercial property and casualty insurance through Hanover Insurance, Citizens and their respective subsidiaries, primarily through an independent agent network concentrated in the Midwest, Northeast, and Southeast United States. Additionally, our Other Property and Casualty segment consists of our investment management services business, our premium financing business and our voluntary pools business, in which we have not actively participated since 1999.

Our strategy in the Property and Casualty group focuses on strong agency relationships, active agency management, disciplined underwriting, pricing, quality claim handling, effective expense management and customer service. We have a strong regional focus. Our Property and Casualty group constituted the 32nd largest property and casualty insurance group in the United States based on 2006 direct premiums written, according to A.M. Best and Company.

RISKS

The industry’s profitability and cash flow can be significantly affected by: price; competition; volatile and unpredictable developments such as extreme weather conditions and natural disasters, including catastrophes; legal developments affecting insurer and insureds' liability; extra-contractual liability; size of jury awards; acts of terrorism; fluctuations in interest rates; credit default levels and other factors that may affect investment returns; and other general economic conditions and trends, such as inflationary pressures, that may affect the adequacy of reserves. Additionally, the economic conditions in geographic locations where we conduct business, especially those locations where our business is concentrated, may affect the profitability of our business. The regulatory environments in those locations where we conduct business, including any pricing, underwriting or product controls, shared market mechanisms or mandatory pooling arrangements, and other conditions, such as our agency relationships, may also affect the profitability of our business. In addition, our loss and loss adjustment expense (“LAE”) reserves are based on our estimates, principally involving actuarial projections, at a given time, of what we expect the ultimate settlement and administration of claims will cost based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and judicial theories of liability, costs of repairs and replacement, legislative activity and other factors. Changes to the estimates may affect our profitability.

Reference is also made to Item 1A – “Risk Factors” on pages 19 to 22 and “Risks and Forward-Looking Statements” on page 68 of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

LINES OF BUSINESS

We underwrite personal and commercial property and casualty insurance coverage.

Personal Lines

Our Personal Lines segment accounted for $1.6 billion, or 57.3%, of consolidated segment revenues and provided $210.9 million of segment income before federal income taxes for the year ended December 31, 2007. Personal Lines comprised 61.3% of the Property and Casualty group’s net written premium in 2007. Personal automobile insurance accounted for 68.8% and homeowners insurance accounted for 28.6% of Personal Lines’ net written premium in 2007.

Products

Personal Lines coverages include:

Personal automobile coverage insures individuals against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property. In 2007, the majority of our new personal automobile business was written through Connections® Auto, our multivariate auto product, which is available in seventeen states and is expected to be available in Massachusetts in 2008. Connections Auto utilizes a multivariate rating application which calculates rates based upon the magnitude and correlation of multiple risk factors and is intended to improve both our and our agents’ competitiveness in our target market segments by offering policies that are more appropriately priced to be commensurate with the underlying risks.

Homeowners coverage insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage (except for flooding), theft and vandalism, and against third party liability claims. In 2006, we released an upgrade to our homeowners product that enhanced our agents’ ease of doing business and decreased quote times. In 2007, we introduced further refinements to our homeowners product, including the ability to easily endorse umbrella coverage to the homeowners policy. This modified homeowners product, Connections Home, is now available in sixteen states.

Other personal lines is comprised of miscellaneous coverages including inland marine, umbrella, fire, personal watercraft and earthquake.

Taken together, Connections Auto, Connections Home and our other personal lines products are intended to facilitate an agents’ ability to write total accounts, or multiple coverages for a single household. Writing the total account is core to our strategy in Personal Lines and we expect to introduce further enhancements to our product suite in 2008 that are intended to further strengthen our total account offering.

Commercial Lines

Our Commercial Lines segment accounted for $1.0 billion, or 37.3%, of consolidated segment revenues and provided segment income before federal income taxes of $170.7 million for the year ended December 31, 2007. Commercial Lines comprised 38.7% of the Property and Casualty group’s net written premium in 2007. Commercial multiple peril net written premium accounted for 37.4%, commercial automobile 20.9% and workers’ compensation 11.9% of Commercial Lines’ net written premium in 2007. Net written premium for our marine business of $122.0 million comprised 13.1% of our 2007 Commercial Lines’ net written premium. Bonds net written premium of $77.8 million comprised 8.3% of our Commercial Lines’ net written premium in 2007.

Products

Avenues®, our Commercial Lines product suite, provides agents and customers with products designed for small, middle, and specialized markets. Commercial Lines coverages include:

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

Other commercial lines is comprised of various coverages including bonds, which provides businesses with contract surety coverage in the event of performance or payment claims, and commercial surety coverage related to fiduciary or regulatory obligations. It also includes inland marine, which insures businesses against physical losses to property, such as contractor’s equipment, builders’ risk and goods in transit. Additional other commercial lines coverages include umbrella, general liability, fire, and professional liability.

Other Property and Casualty

The Other Property and Casualty segment consists of Opus Investment Management, Inc. (“Opus”), which provides investment advisory services to affiliates and also manages approximately $1.3 billion of assets for unaffiliated institutions, such as insurance companies, retirement plans and foundations; AMGRO, Inc. (“AMGRO”), our premium financing business; and our voluntary pools business which has been in run-off since 1999, but pursuant to which we are subject to claims related to years in which we were a participant. See also “Reinsurance Facilities and Pools – Voluntary Pools” on page 10 of this Form 10-K. In addition, the Other Property and Casualty segment includes earnings on holding company assets.

MARKETING AND DISTRIBUTION

Our Property and Casualty group’s structure allows us to maintain a strong focus on local markets and the flexibility to respond to specific market conditions while also achieving operational effectiveness. We write approximately 30% of our business in Michigan and approximately 12% in Massachusetts. Our structure also is a key factor in the establishment and maintenance of productive long-term relationships with mid-sized, well-established independent agencies. We maintain twenty-five local branch sales and underwriting offices in twenty-one states, reflecting our strong regional focus. Additional processing support for these locations is provided from Worcester, Massachusetts; Howell, Michigan; and Atlanta, Georgia. Additional administrative functions are centralized in our headquarters in Worcester, Massachusetts.

Independent agents account for most of the sales of our property and casualty products. Agencies are appointed based on profitability track record, financial stability, professionalism, and business strategy. Once appointed, we monitor each agency’s performance and, in accordance with applicable legal and regulatory requirements, take actions as necessary to change these business relationships, such as discontinuing the authority of the agent to underwrite certain products or revising commissions or bonus opportunities. We compensate agents primarily through base commissions and bonus plans that are tied to an agency’s written premium, growth and profitability.

We are licensed to sell property and casualty insurance in all fifty states in the United States, as well as the District of Columbia. In 2007, our top personal and commercial geographical markets based on total net written premium in the state were:

FOR THE YEAR ENDED DECEMBER 31, 2007 (In millions, except ratios)	Personal Lines		Commercial Lines		Total
	GAAP Net Premiums Written	% of Total	GAAP Net Premiums Written	% of Total	GAAP Net Premiums Written	% of Total
Michigan	$587.1	39.6%	$141.6	15.2%	$728.7	30.2%
Massachusetts	197.7	13.3	101.1	10.8	298.8	12.4
New York	131.0	8.8	118.9	12.7	249.9	10.4
New Jersey	88.2	6.0	67.2	7.2	155.4	6.4
Florida	58.5	4.0	51.0	5.5	109.5	4.5
Louisiana	68.9	4.7	26.4	2.8	95.3	3.9
Connecticut	59.1	4.0	27.8	3.0	86.9	3.6
Maine	35.9	2.4	41.3	4.4	77.2	3.2
Indiana	46.3	3.1	28.3	3.0	74.6	3.1
Virginia	38.4	2.6	34.3	3.7	72.7	3.0
Georgia	40.3	2.7	27.8	3.0	68.1	2.8
Illinois	25.1	1.7	38.6	4.1	63.7	2.6
Texas	—	—	47.5	5.1	47.5	2.0
Other	104.3	7.1	182.7	19.5	287.0	11.9

Total	$1,480.8	100.0%	$934.5	100.0%	$2,415.3	100.0%

More than 50% of our Personal Lines net written premium is generated in the combined states of Michigan and Massachusetts. In Michigan, according to A.M. Best, based upon direct written premium for 2006, we ranked 4th in the state for Personal Lines business, with approximately 8% of the state’s total market. Approximately 66% of our Michigan Personal Lines business is in the personal automobile line and 32% is in the homeowners line. Michigan business represents approximately 38% of our total personal automobile net written premium and 44% of our total homeowners net written premium. In Michigan, we are a principal provider with many of our agencies averaging over $1.2 million of total direct written premium per agency in 2007.

In Massachusetts, approximately 75% of our Personal Lines business is in the personal automobile line and 22% is in the homeowners line. Massachusetts business represents approximately 15% of our total personal automobile net written premium and 10% of our total homeowners net written premium.

We manage our Commercial Lines portfolio with a focus on growth from the most profitable industry segments within our underwriting expertise, which varies by line of business and geography. Approximately half of Commercial Lines direct written premium is comprised of small accounts having less than $25,000 in premium. Accounts with premium between $25,000 and $200,000 account for an additional 40% of the total. The Commercial Lines segment seeks to maintain strong agency relationships as a strategy to secure and retain our agents’ best business. The quality of business written is monitored through an ongoing quality review program, accountability for which is shared at the local, regional and corporate levels.

We sponsor local and national agent advisory councils to gain the benefit of our agents’ insight and enhance our relationships. These councils provide feedback, input on the development of products and services, guidance on marketing efforts, and support for our strategies, and assist us in enhancing our local market presence.

For our Other Property and Casualty segment business, investment advisory services are marketed directly through Opus, while premium financing services are generally marketed through independent insurance agents to customers of many property and casualty carriers. Less than 1% of our premium financing services’ business is provided to customers of our Commercial Lines segment.

PRICING AND COMPETITION

We seek to achieve targeted combined ratios in each of our product lines. Our targets vary by product and change with market conditions. The targeted combined ratios reflect competitive market conditions, current investment yield expectations, our loss payout patterns, and target returns on equity. This strategy is intended to better enable us to achieve measured growth and consistent profitability. In addition, we seek to utilize our knowledge of local markets to achieve superior underwriting results. We rely on market information provided by our local agents and on the knowledge of our staff in the local branch offices. Since we maintain a strong regional focus and a significant market share in a number of states, we can apply our knowledge and experience in making underwriting and rate setting decisions. Also, we seek to gather objective and verifiable information at a policy level during the underwriting process, such as past driving records and, where permitted, credit histories.

The property and casualty industry is a very competitive market. Our competitors include national, regional and local companies that sell insurance through various distribution channels, including independent agencies, captive agency forces and direct to consumers. We market primarily through independent agents and compete for business on the basis of product, price, agency and customer service, local relationship and ratings, and effective claims handling, among other things. We believe that our emphasis on maintaining strong agency relationships and a local presence in our markets, coupled with investments in products, operating efficiency, technology and effective claims handling will enable us to compete effectively. Our total account strategy in Personal Lines and broad product offerings in Commercial Lines are instrumental to our strategy to capitalize on these relationships. Our Property and Casualty group is not dependent on a single customer or even a few customers, for which the loss of any one or more would have an adverse effect upon the group’s insurance operation.

In our Michigan Personal Lines business, where we market our products under the Citizens Insurance brand name, we compete with a number of national direct writers and regional and local companies. Principal personal lines competitors in Michigan are AAA Auto Club of Michigan, State Farm Group and Auto Owners. We believe our agency relationships; Citizens Insurance brand recognition; the Citizens Best program, a discount program offered to qualified members of retirement and senior citizens organizations; and Connections Auto enable us to distribute our products competitively in Michigan.

Based on net written premium, approximately 15% of our 2007 personal automobile business was written in Massachusetts. During 2007, the Massachusetts Commissioner of Insurance issued two important decisions impacting the personal automobile insurance market. The first called for an end to the “fix-and-establish” system of setting automobile rates and replaced it with a system of “managed competition”. The second ordered the implementation of an Assigned Risk Plan, replacing the previous system of assigning carriers Exclusive Representative Producers (“ERPs”). Transition to both the “managed competition” rating system and to the Assigned Risk Plan will begin effective April 1, 2008. For additional information, please see the section entitled “Contingencies and Regulatory Matters—Other Regulatory Matters” on pages 65 and 66 in Management’s Discussion and Analysis and Results of Operations contained in this Form 10-K.

CLAIMS

We utilize experienced claims adjusters, appraisers, medical specialists, managers and attorneys to manage our claims. Our Property and Casualty group has field claims adjusters strategically located throughout our operating territories. Claims staff members work closely with the agents and seek to settle claims rapidly, fairly and efficiently.

Claims office adjusting staff is supported by general adjusters for large property and large casualty losses, by automobile and heavy equipment damage appraisers for automobile material damage losses, and by medical specialists whose principal concentration is on workers’ compensation and automobile injury cases. In addition, the claims offices are supported by staff attorneys who specialize in litigation defense and claim settlements. We also maintain a special investigative unit that investigates suspected insurance fraud and abuse.

We utilize claims processing technology which allows most of the smaller and more routine Personal Lines claims to be processed at centralized locations. In 2007, we continued enhancements to our claims related technology and processes, including the initial implementation of new technology in selected states for personal automobile. We believe these enhancements and our centralization of processing will increase efficiency and reduce costs as we expand the new technology into additional states and product lines.

CATASTROPHES

We are subject to claims arising out of catastrophes, which may have a significant impact on our results of operations and financial condition. We may experience catastrophe losses in the future, which could have a material adverse impact on us. Catastrophes can be caused by various events, including snow, ice storm, hurricane, earthquake, tornado, wind, hail, terrorism, fire, explosion, or other extraordinary events. The incidence and severity of catastrophes are inherently unpredictable. We manage our catastrophe risks through underwriting procedures, including the use of deductibles and specific exclusions for floods and earthquakes, as allowed, and other factors, through geographic exposure management and through reinsurance programs. The catastrophe reinsurance program is structured to protect us on a per-occurrence basis. We monitor geographic location and coverage concentrations in order to manage corporate exposure to catastrophic events. Although catastrophes can cause losses in a variety of property and casualty lines, homeowners and commercial multiple peril insurance have, in the past, generated the majority of catastrophe-related claims.

TERRORISM

As a result of the Federal Terrorism Risk Insurance Act of 2002, the Federal Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) and the Federal Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), terrorism coverage must be offered to certain policy holders to cover losses from “certified events” (as defined in TRIPRA). TRIPRA provides a federal reinsurance arrangement for insured losses resulting from certified terrorist events that exceed certain thresholds on an industry-wide basis. TRIPRA is effective through December 31, 2014.

As required, we notify policyholders of their option to elect terrorism coverage. TRIPRA requires us to retain 15% of any claims from a certified terrorist event in excess of our federally mandated deductible. Our deductible represents 20% of direct earned premium for the covered lines of business of the prior year. In 2007, the deductible was $137.4 million, which represents 9.4% of year-end 2006 statutory policyholder surplus, and is estimated to be $150.1 million in 2008, representing 9.0% of 2007 year-end statutory policyholder surplus. Coverage under TRIPRA applies to workers’ compensation, commercial multiple peril and certain other Commercial Lines policies. We are permitted to reinsure our retention and deductible under TRIPRA, although at this time, we have not purchased additional specific terrorism-only reinsurance coverage. However, we are reinsured for certain terrorism coverage within existing Catastrophe, Property per Risk and Casualty Excess of Loss corporate treaties (see Reinsurance – on pages 13 to 15 of this Form 10-K). We manage our exposures on an individual line of business basis and in the aggregate by zip code.

STATE REGULATION

Our property and casualty insurance subsidiaries are subject to extensive regulation in the various states in which they transact business and are supervised by the individual state insurance departments. Numerous aspects of our business are subject to regulatory requirements, including premium rates, mandatory risks that must be covered, prohibited exclusions, licensing of agents, investments, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, policy forms, advertising, and other conduct, including the use of credit information in underwriting, as well as other underwriting and claims practices. States also regulate various aspects of the contractual relationships between insurers and independent agents.

In addition, as a condition to writing business in certain states, insurers are required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet our underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. For example, Massachusetts, New Jersey, New York, Louisiana and Florida each impose material restrictions on a company’s ability to withdraw from certain lines of business in their respective states. The state insurance departments can impose significant charges on a carrier in connection with a market withdrawal or refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may significantly restrict an insurer's ability to exit unprofitable markets. For example, the state of Louisiana continues to restrict our ability to reduce exposure to areas affected by hurricanes Katrina and Rita and to increase or maintain rates on homeowners policies.

During 2007, the State of Florida implemented several laws impacting the property insurance market. Most significantly, the legislation mandated that private insurer rates be adjusted to reflect projected savings in reinsurance costs realized through the purchase of catastrophe reinsurance from the Florida Hurricane Catastrophe Fund. Newly enacted restrictions also require any company which writes personal automobile business in Florida to write homeowners insurance in the state if it or any of its affiliates write homeowners insurance in any other state. We expect that such newly enacted legislation will result in more consumers purchasing insurance from the Florida residual market for property insurance, thereby increasing the potential for significant assessments or other liabilities on private insurance companies in the event of a catastrophe.

During 2007, the Massachusetts Commissioner of Insurance issued two important decisions impacting the personal automobile insurance market. The first called for an end to the “fix-and-establish” system of setting automobile rates and replaced it with a system of “managed competition”. The second ordered the implementation of an Assigned Risk Plan, replacing the previous system of assigning carriers ERPs. Transition to both the “managed competition” rating system and to the Assigned Risk Plan will begin effective April 1, 2008. We have filed new personal automobile rates with the Massachusetts Division of Insurance as part of the transition to managed competition and expect to implement such rates on April 1, 2008.

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to statutory property and casualty guaranty funds. The purpose of these guaranty funds is to protect policyholders by requiring that solvent property and casualty insurers pay insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premium in the state. While most guaranty associations provide for recovery of assessments through subsequent rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material – particularly following a large catastrophe or in markets which become disrupted.

We are subject to periodic financial and market conduct examinations conducted by state insurance departments. We are also required to file annual and other reports relating to the financial condition of our insurance subsidiaries and other matters.

See also “Contingencies and Regulatory Matters” on pages 63 to 66 and “Significant Transactions” on page 58 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

RESIDUAL MARKETS AND POOLING ARRANGEMENTS

As a condition of our license to do business in various states, we are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements which provide various insurance coverages where such coverage may not otherwise be available at rates which are deemed reasonable. Such mechanisms provide coverage primarily for personal and commercial property, personal and commercial automobile, and workers’ compensation and include assigned risk plans, reinsurance facilities and pools, joint underwriting associations, fair access to insurance requirements plans, and commercial automobile insurance plans. For example, since most states compel the purchase of a minimal level of automobile liability insurance, states have developed shared market mechanisms to provide the required coverages and in many cases, optional coverages, to those drivers who, because of their driving records or other factors, cannot find insurers who will insure them voluntarily. Our participation in such shared markets or pooling mechanisms is generally proportional to our direct writings for the type of coverage written by the specific pooling mechanism in the applicable state. We experienced an underwriting loss from participation in these mechanisms, mandatory pools and underwriting associations of $12.3 million in 2007 and an underwriting profit of $9.7 million in 2006. The decline in underwriting results in 2007, compared to 2006, primarily resulted from our participation in the Louisiana Fair Access to Insurance Requirements Plan (“FAIR Plan”), and in the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) pool, both of which incurred favorable development in 2006.

Reinsurance Facilities and Pools

Reinsurance facilities are currently in operation in various states that require an insurer to write all applications submitted by an agent, regardless of its pricing or underwriting characteristics. As a result, insurers in that state may be writing policies for applicants with a higher risk of loss, or at a lower premium, than they would normally accept. The reinsurance facility allows the insurer to cede this high risk business to the reinsurance facility, thus sharing the underwriting experience with all other insurers in the state. If a claim is paid on a policy issued in this market, the facility will reimburse the insurer. Typically, reinsurance facilities operate at a deficit, which is then recouped by levying assessments against the same insurers. These assessments are determined on the basis of each insurers’ share of net written premium in the state; therefore, our most significant liability to these facilities arise from the states of Michigan and Massachusetts, which for 2007 represented 39.6% and 13.3%, respectively, of our total net written premium.

The Michigan Catastrophic Claims Association (“MCCA”) is a reinsurance mechanism that covers no-fault first party medical losses of retentions in excess of $420,000. All automobile insurers doing business in Michigan are required to participate in the MCCA. Insurers are reimbursed for their covered losses in excess of this threshold, which increased from $400,000 to $420,000 on July 1, 2007, and will continue to increase each July 1st in scheduled amounts until it reaches $500,000 in 2011. Funding for MCCA comes from assessments against automobile insurers based upon their proportionate market share of the state’s automobile liability insurance market. Insurers are allowed to pass along this cost to Michigan automobile policyholders. We ceded to the MCCA premiums earned and losses and LAE of $70.1 million and $84.6 million in 2007, $74.3 million and $118.8 million in 2006, and $68.9 million and $61.3 million in 2005, respectively. At December 31, 2007, the MCCA represented at least 10% of our total reinsurance activity in terms of ceded premiums.

With respect to our Massachusetts business, we cede a portion of our personal and commercial automobile premiums to the CAR pool. Net premiums earned and losses and LAE ceded to CAR were $42.8 million and $25.9 million in 2007, $44.3 million and $29.5 million in 2006, and $53.3 million and $37.1 million in 2005, respectively. At December 31, 2007, CAR represented at least 10% of our reinsurance activity in terms of ceded premiums.

As part of the CAR plan, Massachusetts maintains an ERP program. An ERP is an independent agency which cannot obtain a voluntary insurance market for automobile business from insurance companies in Massachusetts. For Personal Lines, CAR assigns an ERP agency to an individual insurance carrier, which is then required to write all personal automobile business produced by that agency (subject to any cessions to the CAR pool). We are required to maintain a level of ERPs consistent with other carriers in the state and proportionate to our overall market share of such business. Once an agency is assigned to an insurance carrier, it is difficult to terminate the relationship. ERPs generally produce underwriting results that are markedly poorer than our voluntary agents, although results vary significantly among ERPs. For Personal Lines, as of December 31, 2007, we had approximately 15 ERPs assigned to us with annual direct retained written premium of approximately $19.4 million.

As described under “Contingencies and Regulatory Matters – Other Regulatory Matters” on pages 65 and 66 of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K, the Massachusetts Commissioner of Insurance issued a decision which will begin to require the phase-in of an Assigned Risk Plan effective April 1, 2008, to gradually replace the existing ERP system. The Assigned Risk Plan will distribute the Massachusetts residual automobile market based on individual policyholder assignments rather than assigning ERPs to carriers. We believe the Assigned Risk Plan will provide for a more equitable distribution of residual market risks across all carriers in the market, and therefore, such plan, when implemented, is not likely to adversely affect our results of operations or financial position.

At December 31, 2007 and 2006, we had reinsurance recoverables on paid and unpaid losses from the MCCA of $557.7 million and $515.0 million, respectively, and from CAR of $41.6 million and $42.3 million, respectively. We believe that we are unlikely to incur any material loss as a result of non-payment of amounts owed to us by MCCA, because (i) the payment obligations of the MCCA are extended over many years, resulting in relatively small current payment obligations in terms of MCCA total assets, and (ii) the MCCA is supported by assessments permitted by statute. In addition, with respect to CAR, we are unlikely to incur any material loss from this facility as a result of non-payment of amounts owed to us because CAR is a mandated pool supported by all insurance companies licensed to write automobile insurance in Massachusetts.

Reference is made to Note 17 – “Reinsurance”, on pages 109 and 110 and Note 20 – “Commitments and Contingencies”, on pages 112 and 116 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

FAIR Plans and Other Involuntary Pools

The principal shared market mechanisms for property insurance are state mandated FAIR Plans, the formation of which were required by the federal government as a condition to an insurer’s ability to obtain federal riot reinsurance coverage following the riots and civil disorder that occurred during the 1960s. These plans, created as mechanisms similar to automobile assigned risk plans, were designed to increase the availability of property insurance in urban areas, but over time have been extended to cover other circumstances where homeowners are unable to obtain insurance at rates deemed reasonable, such as in coastal or other areas prone to natural catastrophes. Approximately 30 states have FAIR Plans, including Louisiana, Florida and Massachusetts.

In 2005, the Louisiana FAIR Plan experienced substantial losses primarily from Hurricane Katrina. The maximum annual FAIR Plan assessment that can be levied against an insurer operating in Louisiana is approximately 30% of the annual direct property premium written by the insurer in Louisiana in the prior year. Under the state’s FAIR Plan, we are allowed to recover such losses from policyholders, subject to annual limitations. The impact of Louisiana FAIR Plan assessments was not significant to our 2007 and 2006 results of operations. The availability of private homeowners insurance in the state is declining as carriers seek to exit or significantly reduce their exposure in the state. This will increase the number of insureds seeking coverage from the FAIR Plan and could result in increased losses to us through the state’s FAIR Plan for future events.

The Florida FAIR Plan also experienced considerable losses during 2005 as a result of hurricanes. The Florida Plan has authority to annually assess insurers up to an amount equal to approximately 20% of the direct property premium written by that insurer in the prior year. The impact of Florida’s FAIR plan assessments was not significant to our 2007 or 2006 results of operations. Florida’s FAIR Plan has experienced significant growth and is expected to continue to grow. In January 2007, the Governor of Florida signed into law significant changes affecting the property insurance industry. For a further discussion of this legislation, see “Contingencies and Regulatory Matters – Other Regulatory Matters” on pages 65 and 66 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The Massachusetts FAIR Plan has grown significantly because of coastal exposures. Although it is difficult to accurately estimate our ultimate exposure, a large coastal event would likely be material to our financial position and/or results of operations. Two other state FAIR Plans, where our participation is larger as compared to other states, are North Carolina and New York.

The New Jersey Department of Banking and Insurance has adopted a regulation that would establish a mechanism to subsidize insurers for writing urban personal automobile policies. The Territorial Rating Equalization Exchange is intended to mitigate high premiums and reduced availability in urban areas. The regulation provides for the appointment of a Governing Committee to develop a Plan of Operations to be submitted to the Commissioner of Insurance for approval. Until the Plan of Operation is developed and approved, it is uncertain as to the potential impact, if any, on our operations.

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

Assigned Risk Plans

Assigned risk plans are the most common type of shared market mechanism. Most states, including New Jersey and New York, operate assigned risk plans, and Massachusetts is implementing such a plan for new business beginning on April 1, 2008. Such plans assign applications from drivers who are unable to obtain insurance in the voluntary market to insurers licensed in the applicant’s state. Each insurer is required to accept a specific percentage of applications based on its market share of voluntary business in the state. Once an application has been assigned to an insurer, the insurer issues a policy under its own name and retains premiums and pays losses as if the policy was voluntarily written. With respect to New York’s assigned risk plan, which is called The New York Automobile Insurance Plan (“NYAIP”), we have elected to transfer our assignments to a servicing carrier under a limited assignment distribution (“LAD”) agreement. Under this LAD agreement, the servicing carrier retains the assigned underwriting results of the NYAIP for which it receives a fee from us. The fee from NYAIP was not significant to our 2007 or 2006 results of operations.

Voluntary Pools

We have terminated our participation in virtually all voluntary pool business; however, we continue to be subject to claims related to years in which we were a participant. The most significant of these pools is a voluntary excess and casualty reinsurance pool known as the Excess and Casualty Reinsurance Association (“ECRA”), in which we were a participant from 1950 to 1982. In 1982, the pool was dissolved and since that time the business has been in runoff. Our participation in this pool has resulted in average paid losses of approximately $3 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in this pool, there can be no assurance that the reserves will be sufficient. Loss and LAE reserves for our voluntary pools were $76.0 million and $74.8 million at December 31, 2007 and 2006, respectively, including $53.3 million related to ECRA as of December 31, 2007 and 2006. Excluding the ECRA pool, the average annual paid losses and reserve balances at December 31, 2007 for other voluntary pools were not individually significant.

RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Reference is made to “Property and Casualty – Reserve for Losses and Loss Adjustment Expenses” on pages 41 to 46 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

We regularly review our reserving techniques, our overall reserving position and our reinsurance. We believe that adequate provision has been made for loss reserves. This belief is based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages, changes in political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us, and (v) our internal estimates of required reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material effect on our results of operations or financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $24 million impact on the property and casualty group’s segment income, based on 2007 full year premiums.

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

DECEMBER 31	2007	2006	2005
(In millions)
Statutory reserve for losses and LAE	$2,225.3	$2,274.4	$2,351.4
GAAP adjustments:
Reinsurance recoverable on unpaid losses	940.5	889.5	1,107.6
Other	—	—	(0.3)

GAAP reserve for losses and LAE	$3,165.8	$3,163.9	$3,458.7

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES RESERVE DEVELOPMENT

The following table sets forth the development of our GAAP reserves (net of reinsurance recoverables) for unpaid losses and LAE from 1997 through 2007.

DECEMBER 31	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
(In millions)
Net reserve for losses and LAE(1)	$2,225.3	$2,274.4	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5	$2,005.5	$2,038.7
Cumulative amount paid as of(2):
One year later	—	689.9	729.5	622.0	658.3	784.5	763.6	780.3	703.8	638.0	643.0
Two years later	—	—	1,121.9	967.0	995.4	1,131.7	1,213.6	1,180.1	1,063.8	996.0	967.4
Three years later	—	—	—	1,175.4	1,217.1	1,339.5	1,423.9	1,458.3	1,298.2	1,203.0	1,180.7
Four years later	—	—	—	—	1,351.6	1,478.9	1,551.5	1,567.8	1,471.8	1,333.0	1,301.5
Five years later	—	—	—	—	—	1,566.8	1,636.9	1,636.9	1,524.4	1,446.0	1,375.5
Six years later	—	—	—	—	—	—	1,696.3	1,689.0	1,560.6	1,497.5	1,458.7
Seven years later	—	—	—	—	—	—	—	1,731.0	1,596.4	1,537.4	1,496.3
Eight years later	—	—	—	—	—	—	—	—	1,627.2	1,573.3	1,528.0
Nine years later	—	—	—	—	—	—	—	—	—	1,606.1	1,557.2
Ten years later	—	—	—	—	—	—	—	—	—	—	1,585.5
Net reserve re-estimated as of(3):
End of year	2,225.3	2,274.4	2,351.1	2,161.5	2,078.9	2,083.8	2,056.9	1,902.2	1,924.5	2,005.5	2,038.7
One year later	—	2,138.0	2,271.1	2,082.0	2,064.4	2,124.2	2,063.3	2,010.8	1,837.1	1,822.1	1,911.5
Two years later	—	—	2,155.8	1,989.6	2,017.4	2,115.3	2,122.5	2,028.2	1,863.3	1,781.4	1,796.8
Three years later	—	—	—	1,899.6	1,971.5	2,093.9	2,124.3	2,066.6	1,863.0	1,818.6	1,734.9
Four years later	—	—	—	—	1,917.3	2,074.0	2,121.6	2,071.1	1,893.6	1,823.5	1,762.9
Five years later	—	—	—	—	—	2,041.6	2,121.7	2,078.3	1,901.6	1,860.5	1,770.9
Six years later	—	—	—	—	—	—	2,103.2	2,084.1	1,913.4	1,871.0	1,806.8
Seven years later	—	—	—	—	—	—	—	2,074.8	1,925.4	1,883.1	1,818.3
Eight years later	—	—	—	—	—	—	—	—	1,920.9	1,897.6	1,834.7
Nine years later	—	—	—	—	—	—	—	—	—	1,896.0	1,851.0
Ten years later	—	—	—	—	—	—	—	—	—	—	1,851.3

Redundancy (deficiency), net (4,5)	$—	$136.4	$195.3	$261.9	$161.6	$42.2	$(46.3)	$(172.6)	$3.6	$109.5	$187.4

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

(4)

Cumulative redundancy or deficiency at December 31, 2007 of the net reserve amounts shown on the top line of the corresponding column. A redundancy in reserves means the reserves established in prior years exceeded actual losses and LAE or were re-evaluated at less than the original reserved amount. A deficiency in reserves means the reserves established in prior years were less than actual losses and LAE or were re-evaluated at more than the original reserved amount.

(5)	The following table sets forth the development of gross reserve for unpaid losses and LAE from 1998 through 2007:

DECEMBER 31	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
(In millions)
Reserve for losses and LAE:
Gross liability	$3,165.8	$3,163.9	$3,458.7	$3,068.6	$3,018.9	$2,961.7	$2,921.5	$2,719.1	$2,618.7	$2,597.2
Reinsurance recoverable	940.5	889.5	1,107.6	907.1	940.0	877.9	864.6	816.9	694.2	591.7

Net liability	$2,225.3	$2,274.4	$2,351.1	$2,161.5	$2,078.9	$2,083.8	$2,056.9	$1,902.2	$1,924.5	$2,005.5

One year later:
Gross re-estimated liability		$3,047.0	$3,409.9	$3,005.9	$2,972.2	$3,118.6	$2,926.4	$2,882.0	$2,553.4	$2,432.9
Re-estimated recoverable		909.0	1,138.8	923.9	907.8	994.4	863.1	871.2	716.3	610.8

Net re-estimated liability		$2,138.0	$2,271.1	$2,082.0	$2,064.4	$2,124.2	$2,063.3	$2,010.8	$1,837.1	$1,822.1

Two years later:
Gross re-estimated liability			$3,334.1	$2,941.5	$2,970.7	$3,113.5	$3,118.9	$2,913.0	$2,640.8	$2,379.6
Re-estimated recoverable			1,178.3	951.9	953.3	998.2	996.4	884.8	777.5	598.2

Net re-estimated liability			$2,155.8	$1,989.6	$2,017.4	$2,115.3	$2,122.5	$2,028.2	$1,863.3	$1,781.4

Three years later:
Gross re-estimated liability				$2,897.7	$2,951.0	$3,129.4	$3,146.6	$3,063.9	$2,658.0	$2,439.7
Re-estimated recoverable				998.1	979.5	1,035.5	1,022.3	997.3	795.0	621.1

Net re-estimated liability				$1,899.6	$1,971.5	$2,093.9	$2,124.3	$2,066.6	$1,863.0	$1,818.6

Four years later:
Gross re-estimated liability					$2,935.1	$3,128.6	$3,178.8	$3,088.5	$2,782.4	$2,458.4
Re-estimated recoverable					1,017.8	1,054.6	1,057.2	1,017.4	888.8	634.9

Net re-estimated liability					$1,917.3	$2,074.0	$2,121.6	$2,071.1	$1,893.6	$1,823.5

Five years later:
Gross re-estimated liability						$3,134.4	$3,197.0	$3,126.1	$2,814.1	$2,576.4
Re-estimated recoverable						1,092.8	1,075.3	1,047.8	912.5	715.9

Net re-estimated liability						$2,041.6	$2,121.7	$2,078.3	$1,901.6	$1,860.5

Six years later:
Gross re-estimated liability							$3,213.9	$3,148.7	$2,848.1	$2,619.0
Re-estimated recoverable							1,110.7	1,064.6	934.7	748.0

Net re-estimated liability							$2,103.2	$2,084.1	$1,913.4	$1,871.0

Seven years later:
Gross re-estimated liability								$3,172.9	$2,871.6	$2,649.2
Re-estimated recoverable								1,098.1	946.2	766.1

Net re-estimated liability								$2,074.8	$1,925.4	$1,883.1

Eight years later:
Gross re-estimated liability									$2,901.4	$2,672.9
Re-estimated recoverable									980.5	775.3

Net re-estimated liability									$1,920.9	$1,897.6

Nine years later:
Gross re-estimated liability										$2,703.8
Re-estimated recoverable										807.8

Net re-estimated liability										$1,896.0

Reinsurance

We maintain a reinsurance program designed to protect against large or unusual losses and LAE activity. We utilize a variety of reinsurance agreements, which are intended to control our exposure to large property and casualty losses, stabilize earnings and protect capital resources, including facultative reinsurance, excess of loss reinsurance and catastrophe reinsurance. Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, hurricane, earthquake, tornado, wind, hail, terrorism, fire, explosion, or other extraordinary events. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants and/or reinsurers and on market conditions, including the availability and pricing of reinsurance.

We cede to reinsurers a portion of our risk based upon insurance policies subject to such reinsurance. Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. We believe our reinsurers are financially sound, based upon our ongoing review of their financial statements, financial strength ratings assigned to them by rating agencies, their reputations in the reinsurance marketplace, and the analysis and guidance of our reinsurance advisors.

Our property catastrophe occurrence reinsurance program is expected to cost approximately $33 million in 2008, compared to $48.8 million in 2007. In 2008, we purchased catastrophe reinsurance coverage which provided for maximum loss coverage limits of $700 million and a combined co-participation and retention level of $197 million of losses for a single event. Our 2007 catastrophe coverage provided maximum loss coverage limits of $600 million with a combined co-participation and retention level of $167 million of losses for a single event. Our 2008 treaty requires an automatic reinstatement premium when we exhaust this maximum coverage. We believe the increase in retention for 2008 is appropriate given our increased surplus and the current reinsurance pricing environment.

While we exclude coverage of nuclear, chemical or biological events from the personal and commercial policies we write, we are required under TRIPRA to offer this coverage in our workers’ compensation policies. We have reinsurance coverage under our casualty reinsurance treaty for losses that result from nuclear, chemical or biological events of approximately $10 million. All other treaties exclude such coverage. Further, under TRIPRA, our retention of losses from such events, if deemed certified terrorist events, is limited to an estimated $150.1 million deductible and 15% of losses in excess of this deductible in 2008. However, there can be no assurance that such events would not be material to our financial position or results of operations.

As described above under “Residual Markets and Pooling Arrangements – Reinsurance Facilities and Pools”, we are subject to concentration of risk with respect to reinsurance ceded to various mandatory residual market mechanisms.

Reference is made to Note 17 – “Reinsurance” on pages 109 and 110 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K. Reference is also made to “Reinsurance Facilities and Pools” on pages 8 and 9 of this Form 10-K.

The following tables summarize our reinsurance programs (excluding coverage available under the federal terrorism reinsurance program):

2007
(in millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage, Including Non-Certified Terrorism	Certified Terrorism Coverage (as defined by TRIEA)
Property catastrophe occurrence treaty
All perils, per occurrence	< $90.0 $90.0 to $600.0 > $600.0	100% 15% 100%	NA 85% NA	NA 85%; Personal Lines only NA
Property per risk treaty (1)
All perils including excess commercial marine, per risk	< $2.0 $2.0 to $50.0 > $50.0	100% NA 100%	NA 100% NA	NA 100% NA
Casualty reinsurance (2)
Each loss, per occurrence for general liability, automobile liability and workers’ compensation(3)	< $0.5 $0.5 to $1.25 $1.25 to $30.0 >$30.0	100% 60% NA 100%	NA 40% 100% NA	NA 40%; subject to annual aggregate limit 100%; subject to annual aggregate limit NA
Umbrella reinsurance (1)
Excess of loss treaty on umbrella liability coverages	< $1.0 $1.0 to $15.0 > $15.0	100% NA 100%	NA 100% NA	NA 100%; non-target risks only NA
Commercial marine reinsurance (1)
All inland and ocean marine, each occurrence	< $1.0 $1.0 excess $1.0 annual aggregate deductible $2.0 to $6.0 > $6.0	100% 16% NA 100%	NA 84% 100% NA	NA 84%; inland marine only 100%; inland marine only NA
Surety/fidelity bond reinsurance (1)
Excess of loss treaty on bond business	< $2.0 $3.0 excess $1.0 annual aggregate deductible $5.0 to $35.0 > $35.0	100% 17.5% 10% 100%	NA 82.5% 90% NA	NA NA NA NA

NA – Not applicable

(1)

The property per risk, commercial marine and surety/fidelity bond treaties have an annual effective date of July 1st and the excess of loss on umbrella liability coverage is continuous. All other treaties have January 1st effective dates. The commercial marine reinsurance was terminated June 30, 2007, however, the property per risk treaty continued to cover commercial marine at a higher retention.

(2)

The casualty reinsurance treaty includes $10 million of coverage for acts of terrorism including nuclear, chemical or biological events. Certified terrorism losses, which are not related to nuclear, chemical or biological events are subject to annual aggregate limits.

(3)

Coverage between $5M and $30M under this agreement is clash reinsurance. Clash reinsurance is a type of excess of loss reinsurance in which an insurance company is reinsured in the event there is a casualty loss affecting two or more insureds.

2008
(in millions)
Treaty	Loss Amount	Loss Retention	Reinsurance Coverage, Including Domestic Terrorism	Foreign and Domestic Terrorism Coverage (as defined by TRIPRA)
Property catastrophe occurrence treaty
All perils, per occurrence	< $150.0 $150.0 to $250.0 $250.0 to $700.0 > $700.0	100% 47% NA 100%	NA 53% 100% NA	NA 53%; Personal Lines only NA NA
Property per risk treaty (1)
All perils including commercial marine, per risk	< $2.0 $2.0 to $50.0 > $50.0	100% NA 100%	NA 100% NA	NA 100% NA
Casualty reinsurance (2)
Each loss, per occurrence for general liability, automobile liability, and workers’ compensation (3)	< $2.0 $2.0 to $5.0 $5.0 to $10.0 $10.0 to $30.0 > $30.0	100% 25% NA NA 100%	NA 75% 100% 100% NA	NA subject to $10M annual aggregate limit subject to $5M annual aggregate limit subject to $20M annual aggregate limit NA

Umbrella (4)	< $2.0	100%	NA	NA
(Shared coverage with general liability, automobile liability, and workers’ compensation)	$2.0 to $5.0 $5.0 to $10.0 $10.0 to $20.0 > $20.0	25% NA NA 100%	75% 100% 100% NA	subject to $10M annual aggregate limit subject to $5M annual aggregate limit 100% NA

Surety/fidelity bond reinsurance (1)
Excess of loss treaty on bond business	< $3.0 $3.0 to $35.0 > $35.0	100% 10% 100%	NA 90% NA	NA NA NA
Professional liability reinsurance
	< $0.75	100%	NA	NA
	$0.75 to $1.0 $1.0 to $4.0 > $4.0	25% 20% 100%	75% 80% NA	NA NA NA

NA – Not applicable

(1)	The property per risk and surety/fidelity bond treaties have an annual effective date of July 1st. All other treaties have January 1st effective dates.

(2)

The casualty reinsurance treaty includes $10 million for acts of terrorism including nuclear, chemical or biological events. Other foreign and domestic terrorism losses are subject to annual aggregate limits.

(3)

Coverage between $10M and $30M under this agreement is clash reinsurance. Clash reinsurance is a type of excess of loss reinsurance in which an insurance company is reinsured in the event there is a casualty loss affecting two or more insureds.

(4)

Effective January 1, 2008, umbrella is covered under our casualty reinsurance treaty subject to separate limits as defined. Umbrella and casualty lines share coverage at the $2 million to $10 million layers.

LIFE COMPANIES

OVERVIEW

Our Life Companies segment consists of two major components: Continuing Operations and Discontinued Operations. Our Continuing Operations business, all of which is in run-off, includes traditional life insurance products (principally the Closed Block), a block of retirement products and two remaining guaranteed investment contracts (“GICs”). For the year ended December 31, 2007, our Continuing Operations segment accounted for $111.3 million, or 4.0%, of consolidated segment revenues, and a segment loss of $7.3 million before federal income taxes.

Our Discontinued Operations business reflects the net costs and recoveries associated with the sale in 2005 of AFLIAC, including indemnification costs, operations conversion expenses, employee severance costs and the net cost of transitional services. Reference is made to “Segment Results – Life Companies” on pages 47 to 49 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Assets and liabilities related to our reinsured variable life insurance and annuity business and our discontinued group life and health business (including group life and health voluntary pools) are also reflected in this segment.

PRODUCTS

The following table reflects total reserves held, both gross and net of reinsurance recoverable, for the segment’s major product lines, including the Closed Block (See Note 1B - Summary of Significant Accounting Policies, Closed Block on page 78 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K), for the years ended December 31, 2007 and 2006.

	Gross		Net of Reinsurance Recoverable
DECEMBER 31	2007	2006	2007	2006
(In millions)
General Account Reserves
Insurance
Traditional life	$705.3	$723.8	$705.1	$723.7
Group life and health insurance	262.4	287.3	62.8	77.5
Other life and health insurance	30.6	34.1	0.7	1.2

Total insurance	998.3	1,045.2	768.6	802.4

Annuities
Individual annuities	82.2	97.6	3.8	7.2
Group annuities (Group Retirement block)	334.0	374.7	330.5	369.5

Total annuities	416.2	472.3	334.3	376.7

Total general account reserves (1)	$1,414.5	$1,517.5	$1,102.9	$1,179.1

Trust instruments supported by funding obligations (GICs)	$39.1	$38.5	$39.1	$38.5

Separate Account Liabilities:
Insurance - Variable universal life	$83.9	$85.3	$83.9	$85.3

Annuities
Variable individual annuities	300.5	362.0	300.5	362.0
Group annuities	96.9	96.3	96.9	96.3

Total annuities	397.4	458.3	397.4	458.3

Total separate account liabilities (2)	$481.3	$543.6	$481.3	$543.6

(1)

Excludes reserves of $44.7 million and $49.5 million as of December 31, 2007 and 2006, respectively, related to projected future gross losses in the run-off of our former Corporate Risk Management Services segment, in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (See “Discontinued Operations – Group Life and Health” in Note 15 - Segment Information on pages 107 and 108 of the Notes to the Consolidated Financial Statements and Supplementary Data of this Form 10-K).

(2)	Includes separate account liabilities subject to a modified coinsurance agreement with a former subsidiary, AFLIAC, of $380.2 million and $437.3 million as of December 31, 2007 and 2006, respectively.

We no longer issue new business. The primary insurance products in this run-off segment are participating, whole life insurance products and fixed individual annuities. Additionally, we continue to manage group annuity accounts for participants of defined benefit plans whose retirement benefits were purchased for them by their defined benefit plan sponsor. Finally, we have stable value products, which currently consist of two non-qualified GICs, often referred to as funding agreements. These funding agreements were issued to non-ERISA institutional buyers and have either fixed or variable interest rates. They are denominated in either U.S. dollars or foreign currencies.

We have interests in approximately 28 assumed accident and health reinsurance pools and arrangements. We ceased writing new premiums in this business in 1998. The reinsurance pool business consisted primarily of direct and assumed medical stop loss, the medical and disability portions of workers’ compensation risks, small group managed care, long-term disability and long-term care pools, student accident and special risk business. Our total reserves for these pools were $207.3 million at December 31, 2007. Our total amount recoverable from third party reinsurers was $159.2 million at December 31, 2007. Our total net reserves for these pools were $48.1 million at December 31, 2007. These amounts are included in the table above under “Group Life and Health Insurance”. In accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, upon discontinuing this business in 1999, we established a reserve equal to the future expected net losses. Since then, there have been no results required to be reflected in our Consolidated Statements of Income relating to this business. Any losses from these pools that exceed our expected future loss reserves will be reflected in discontinued operations in the period in which these losses are incurred.

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

SEPARATE ACCOUNT ASSETS AND RESERVES

Separate account assets and liabilities represent segregated funds administered and invested by us for the benefit of variable annuity and variable life insurance contractholders and certain pension funds. The investment income, gains and losses of these accounts inure directly to, and the investment risk is borne by the contractholders and, therefore, are not included in our net income. Reserves for policyholders’ account balances are equal to the market value of the underlying investment assets. We sold or coinsured substantially all of the business related to our separate accounts (reference is made to “Segment Results – Life Companies” on pages 47 to 49 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this From 10-K).

REGULATION OF LIFE INSURANCE SUBSIDIARY

FAFLIC, our life insurance subsidiary, is subject to the laws and regulations of Massachusetts governing insurance companies and to the insurance laws and regulations of the various jurisdictions where we are licensed to operate. The extent of regulation varies, although most jurisdictions have laws and regulations governing the financial aspects of insurers, including standards of solvency, reserves, reinsurance and capital adequacy, and the business conduct of insurers. We are also subject to various agreements, rules and regulations relating to the administration of the Closed Block and payment of policyholder dividends to participants in this business. Any distributions from FAFLIC to the holding company require prior regulatory approval from the Massachusetts Commissioner of Insurance. Reference is made to “Liquidity and Capital Resources” on pages 59 to 62 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 14 – “Dividend Restrictions” on pages 106 and 107 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

Although the variable life insurance and annuity business of our life insurance operations are subject to a modified coinsurance agreement with an unaffiliated company, FAFLIC and its separate accounts remain subject to extensive regulation under federal and state law. In addition, we may be involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies, including with respect to operations which have been sold, discontinued or reinsured. Reference is made to “Contingencies and Regulatory Matters” on pages 63 to 66 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 20 – “Commitments and Contingencies” on pages 112 to 116 of the Notes to the Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

REINSURANCE

Our reinsurance program consists of coinsurance and modified coinsurance agreements that reinsure substantially all of our variable life insurance and annuity business, universal life, individual disability income business and yearly renewable term business. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the extent of the reinsurance ceded. We maintain a gross reserve for reinsurance liabilities. We ceded 13% of our statutory individual life insurance premiums in 2007. Based on a review of our reinsurers’ financial positions and reputations in the marketplace, we believe that our reinsurers are financially sound.

INVESTMENT PORTFOLIO

We held $6.2 billion of investment assets at December 31, 2007. Approximately 92% of our investment assets are comprised of fixed maturities, which includes both investment grade and below investment grade public and private debt securities. An additional 4% of our investment assets are comprised of cash and cash equivalents, while the remaining 4% includes policy loans, equity securities, commercial mortgage loans and other long-term investments. These investments are generally of high quality and our fixed maturities are broadly diversified across sectors of the fixed income market. We do not hold subprime mortgages either directly or through our mortgage-backed securities, nor do we currently own any collateralized debt and loan obligations or invest in credit derivatives. We have limited exposure to the secondary credit risk presented by financial guarantors. Financial guarantor insurance enhanced municipal bonds were approximately $368 million, or 46%, of our municipal bond portfolio at December 31, 2007, with a weighted average rating of AAA. The overall weighted average credit rating of our insured municipal bond portfolio giving no effect to the insurance enhancement was AA-. In addition, we believe we have limited indirect exposure to subprime mortgages through our investments in debt securities of banking, brokerage and insurance companies. Based on the issuing companies’ public disclosure, we identified approximately $142 million of such corporate bonds which we believe have significant subprime exposure. At December 31, 2007, these securities have a weighted average rating of A and net unrealized losses of $11.5 million.

We determine the appropriate asset allocation (the selection of broad investment categories such as fixed maturities, equity securities and mortgage loans) by a process that focuses on our types of businesses and the level of surplus required to support the different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, stability, liquidity and after-tax return. For our Property and Casualty business, we developed an investment strategy that is intended to maximize income with consideration towards driving long-term growth of shareholders’ equity and book value. Through fundamental research and credit analysis, our investment professionals seek to identify a combination of undervalued securities in the credit markets and stable income producing higher quality U.S. agency, corporate and mortgage-backed securities. For our Life business, our strategy is to generate investment income while maintaining stability of investment values and preserving capital. As part of this approach, we develop investment guidelines for each portfolio consistent with our return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business. We have a general policy of diversifying investments both within and across all portfolios. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors and, in the case of direct commercial mortgages, property types and geographic locations. All investments held by our insurance subsidiaries are subject to diversification requirements under insurance laws.

Reference is made to “Investment Portfolio” on pages 49 to 51 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

See “Rating Agency Actions” on pages 66 to 68 in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

EMPLOYEES

We have approximately 3,900 employees located throughout the United States as of December 31, 2007. We believe our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to “Directors and Executive Officers of the Registrant” in Part III, Item 10 on page 120 of this Form 10-K.

AVAILABLE INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, periodic information on Form 8-K, our proxy statement, and other required information with the SEC. Shareholders may read and copy any materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, http://www.sec.gov, which contains reports, proxy and information statements and other information with respect to our filings.

Our website address is http://www.hanover.com. We make available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, our Code of Conduct is also available, free of charge, on our website. The Code of Conduct applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. While we do not expect to grant waivers to our Code of Conduct, any such waivers granted to our Chief Executive Officer, Chief Financial Officer or Controller, or any amendments to our Code will be posted on our website as required by law or rules of the New York Stock Exchange. Our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Committee of Independent Directors and Nominating and Corporate Governance Committee, are available on our website. All documents are also available in print to any shareholder who requests them.

ITEM 1A–RISK FACTORS

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for 2008 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in our Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance” and similar expressions are intended to identify forward-looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2007. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply.

RISKS RELATING TO OUR PROPERTY AND CASUALTY INSURANCE BUSINESS

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we have insured in either the current or in prior years, including risks indirectly insured through various mandatory market mechanisms or through discontinued pools which are included in the Other Property and Casualty segment (our retained Life Companies business also includes discontinued pools which present similar risks) or the expected decline in the amount of favorable development which has been realized in recent periods; (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, whether as the result of an increasingly competitive product pricing environment, the adoption by competitors of strategies to increase agency appointments and commissions, as well as marketing and advertising expenditures or otherwise; (iii) heightened competition, including the recent intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) failure to obtain new customers, retain existing customers or reductions of policies in force by existing customers, whether as a result of recent competition or otherwise; (v) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs; (vi) restrictions on insurance underwriting; (vii) adverse state and federal legislation or regulation, including decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, recently announced changes to the “fixed-and-established” rate setting mechanism for personal automobile rates in Massachusetts, limitations on the use of credit scoring, such as proposals to ban the use of credit scores with respect to personal lines in Michigan and Florida or arising out of the recent report on credit scores issued by the U.S Fair Trade Commission, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best, whether due to additional capital requirements or our underwriting performance or other factors; (ix) industry-wide change resulting from investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new Personal Lines products, such as our multivariate auto and our new homeowners products, and related technology changes and new Personal and Commercial Lines operating models; (xi) disruptions caused by the implementation of a new claims system for both the personal and commercial automobile lines; and (xii) the impact of our acquisition of Professionals Direct, Inc., the pending acquisition of Verlan Holdings, Inc. or other future acquisitions. Additionally, our profitability could be affected by adverse catastrophe experience, severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk. This factor, along with the increased cost of reinsurance, may result in insurers seeking to diversify their geographic exposure which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in non-coastal markets such as the Midwest. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of profits from operations in the Midwest.

Specifically, underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to hurricanes Katrina and Rita. The risks and uncertainties in our business that may affect such estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event. Factors that add to the complexity in this event include the legal and regulatory uncertainty (including legislative changes in Louisiana to the statute of limitations for reporting certain claims and to sanctions for “bad faith” claims handling, as well as certain legal questions now pending before the Louisiana Supreme Court related to flood exclusion language in policy contracts and the interpretation of the Louisiana Valued Policy Law), the complexity of factors contributing to the losses, delays in claim reporting, the exacerbating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due in part to the availability and cost of resources to effect repairs. As a result, there can be no assurance that our ultimate costs associated with this event will not be substantially different from current estimates. In addition, there can be no assurance that, in light of the devastation in the areas affected by Hurricane Katrina, our ability to obtain and retain policyholders will not be adversely affected. Hurricane Katrina has also contributed to uncertainty regarding the reinsurance marketplace, which also experienced significant losses related to this catastrophe.

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates, particularly in Massachusetts, where the introduction of “managed competition” in the personal automobile line is expected to result in a significant rate decrease. In addition, underwriting results and segment income could be adversely affected by changes in frequency and loss trends. Results in Personal Lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the current economic environment in Michigan, proposals in Michigan to reduce rates, expand coverage, or expand circumstances in which parties can recover non-economic damages for bodily injury claims, the Michigan Commissioner of Insurance’s proposed ban on the use of credit scores, or the Governor’s executive order creating a new position of the Automobile and Home Insurance Consumer Advocate, who is to act independent from the Michigan Commissioner of Insurance), by unfavorable loss trends that may result in New Jersey due to that state’s supreme court ruling relating to the no-fault tort threshold, and by disruptions caused by judicial and potential legislative and executive branch intervention related to rules proposed by the Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market and introduce “managed competition” to the personal automobile market. The introduction of “managed competition” is expected to result in an overall rate level reduction of approximately 8% to 9%. Additionally, there is uncertainty regarding our ability to attract and retain customers in this market as new and larger carriers enter the state as a result of “managed competition”.

Also, our Personal Lines business production and earnings may be unfavorably affected by the introduction of our multivariate auto product should we experience adverse selection because of our pricing, operational difficulties or implementation impediments with independent agents, including with respect to its introduction in Massachusetts, or the inability to grow or sustain growth in new markets after the introduction of new products or the appointment of new agents. In addition, there are increased underwriting risks associated with premium growth and the introduction of new products or programs in both our Personal and Commercial Lines businesses, as well as the appointment of new agencies and the expansion into new geographical areas, and we have experienced increased loss ratios with respect to our new personal automobile business, which is written through our Connections Auto product, particularly in certain states where we have less experience and data.

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

RISKS RELATING TO OUR LIFE COMPANIES

Our businesses may be affected by (i) adverse actions related to legal and regulatory actions described under “Contingencies and Regulatory Matters” on pages 63 to 66 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, including those which are subject to the “FIN 45” reserve described under “Life Companies – Discontinued Operations” on pages 47 to 49 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K; (ii) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); (iii) possible claims relating to sales practices for insurance and investment products or our historical administration of such products, including with respect to activities of our former agents; (iv) adverse trends in mortality and morbidity; (v) lower appreciation or decline in value of our managed investments or the investment markets in general; (vi) issues relating to the administration of the Closed Block, including the implementation of dividend scales; and (vii) an adverse ruling by the Internal Revenue Service eliminating some or all of the separate accounts’ dividends received deduction tax benefits that we have received.

In particular, we have provided forward-looking information relating to the sale of our variable life insurance and annuity business and its effect on our results of operations and financial position. There are certain factors that could cause actual results to differ materially from those anticipated herein. These include (i) the impact of contingent liabilities, including litigation and regulatory matters, assumed or retained by THG in connection with the transaction and the impact of other indemnification obligations owed from THG to Goldman Sachs (including with respect to existing and potential litigation); and (ii) future statutory operating results of FAFLIC, which will affect its projected statutory adjusted capital and ability to obtain future regulatory approval for dividends.

RISKS RELATING TO OUR BUSINESS GENERALLY

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (ii) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (iii) the inability to attract, or the loss or retirement of key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (iv) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (v) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (vi) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate, including the expansion of current concerns regarding sub-prime mortgages to prime mortgage and corresponding mortgage-backed or other debt securities and concerns relative to the ratings and capitalization of municipal bond and mortgage guarantees; (vii) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (viii) defaults or impairments of debt securities held by us; (ix) higher employee benefit costs due to changes in market values of plan assets, interest rates, regulatory requirements or judicial interpretations of benefits (including with respect to our Cash Balance Plan which is the subject of the Durand litigation); (x) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xi) errors or omissions in connection with the administration of any of our products; (xii) breaches of our information technology security systems or other operational disruptions or breaches which result in the loss or compromise of confidential financial, personal, medical or other information about our policyholders, agents or others with whom we do business; and (xiii) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

In addition, except where required or permitted by applicable accounting principles, components of our Consolidated Balance Sheets are not marked to market or otherwise intended to reflect our estimates of the fair market or disposition value of such assets or liabilities or the related businesses. The recorded value of certain assets, such as deferred acquisition costs, deferred federal income taxes, real estate, and goodwill, and certain liabilities, such as reserves, reflect the application of our assumptions to generally accepted accounting principles. Accordingly, in the event of a disposition of all or a portion of any such assets, liabilities or related businesses, the value obtainable in such a transaction may differ materially from the value reflected in our consolidated financial statements, which would in turn have a material impact on Shareholders’ Equity and book value per share. Management continually evaluates strategic options for the Life Companies, including the possible disposition of all or a portion of such business. In the event of such a disposition, it is management’s expectation that the realizable value would be lower than the value reflected in Shareholders’ Equity in our Consolidated Balance Sheets. Additionally, such transactions may also result in the reallocation of corporate overhead costs to other segments.

ITEM 1B–UNRESOLVED STAFF COMMENTS

None.

ITEM 2–PROPERTIES

Our headquarters, located at 440 Lincoln Street, Worcester, Massachusetts, which consist primarily of approximately 758,000 square feet of office and conference space, is owned by FAFLIC.

Citizens owns its home office, located at 645 W. Grand River, Howell, Michigan, which is approximately 104,000 square feet. Citizens also owns a three-building complex located at 808 North Highlander Way, Howell, Michigan, with approximately 157,000 square feet, where various business operations are conducted.

Hanover and Citizens lease offices throughout the country for branch sales, underwriting and claims processing functions, and the operations of Professionals Direct, Inc.

We believe that our facilities are adequate for our present needs in all material respects. Certain of our properties may be made available for lease.

ITEM 3–LEGAL PROCEEDINGS

DURAND LITIGATION

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. On December 3, 2007, plaintiff filed a Notice of Appeal of this dismissal to the United States Court of Appeals for the Sixth Circuit. The potential outcome and our ultimate liability, if any, from this litigation is difficult to predict at this time.

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit which, in a decision rendered on February 20, 2008, reversed the lower court with respect to damages and ordered the district court to enter a judgment that the plaintiffs are entitled to no damages other than the return of the $150,000 surrender charge. Plaintiffs have not yet indicated whether they will seek a re-hearing or petition the United States Supreme Court for a writ of certiorari, requesting a review of this decision.

HURRICANE KATRINA LITIGATION

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of December 31, 2007, there were approximately 330 such cases, at least two of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including THG, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. On November 27, 2006, the Federal District Court issued an Order in these consolidated cases denying our motion to dismiss. The Court held that the flood exclusions utilized in the forms of homeowners and commercial lines policies issued by THG and a number of other insurance carriers were ambiguous because such exclusions did not specify that they applied to flooding caused by negligent acts or omissions as well as to flooding caused by natural incidents such as Acts of God. The plaintiffs in these cases claim, among other things, that the efficient proximate cause of their losses was the third-party negligence of the Army Corps of Engineers and the Orleans Levee District in the maintenance of the canal walls or in its failure to warn the plaintiffs and others of the impending water intrusion. The Federal District Court ordered that discovery proceed on the questions of whether there was such negligence and whether such negligence was in fact the efficient proximate cause of such losses. On August 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an opinion reversing the District Court’s opinion and holding that flood exclusions, such as those contained in our policies, are applicable to Hurricane Katrina-related flooding irrespective of the cause of the flooding. On November 26, 2007, plaintiffs filed with the United States Supreme Court a petition for a writ of certiorari requesting a review of this decision.

Plaintiffs in several consolidated cases (including Sampia v. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal was heard by the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al., v. State Farm Fire & Casualty Co., No. 06-30946. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decision dismissing plaintiffs’ claims. Plaintiffs thereafter filed a petition for writ of certiorari with the United States Supreme Court, which was denied on January 14, 2008.

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

We continue to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. The Fifth Circuit Court’s decisions in the federal court cases are not legally binding on the state courts, and the effect of these decisions may be affected by subsequent decisions issued by the Supreme Court of Louisiana, including cases to which we are not a party. Two such cases are presently pending before the Supreme Court of Louisiana, where they are scheduled for oral argument on February 26, 2008. One of these cases, Sher v. Lafayette Insurance Company, et al., No. 2007-C-2441, involves a claim by the plaintiff similar to that raised in the In re Katrina Canal Breaches Consolidated Litigation and ultimately rejected by the Fifth Circuit, that the insurer's flood exclusion was ambiguous in that it did not specify that it applied to flooding caused by negligent acts or omissions. The other case, Landry v. Louisiana Citizens Property Insurance Corporation, No. 2007-C-1907, includes an assertion by the plaintiffs similar to that considered and rejected by the Fifth Circuit in Chauvin, et al., v. State Farm Fire & Casualty Co., that the effect of Louisiana's Valued Policy Law is to render a total loss caused by a non-covered peril as covered so long as accompanied by any covered loss.

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

PART II

ITEM 5–MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER OWNERSHIP

Our common stock is traded on the New York Stock Exchange under the symbol “THG”. On February 15, 2008, we had approximately 30,580 shareholders of record and 51,908,839 shares outstanding. On the same date, the trading price of our common stock was $43.87 per share.

COMMON STOCK PRICES AND DIVIDENDS

	High	Low	Dividends
2007
First Quarter	$49.11	$44.70	—
Second Quarter	$49.73	$44.46	—
Third Quarter	$49.76	$41.14	—
Fourth Quarter	$46.21	$42.23	$0.40
2006
First Quarter	$53.12	$42.98	—
Second Quarter	$54.11	$43.17	—
Third Quarter	$48.49	$41.17	—
Fourth Quarter	$50.25	$43.95	$0.30

2007 DIVIDEND SCHEDULE

On October 16, 2007, the Board of Directors declared a 40 cents per share cash dividend, which was paid on December 12, 2007 to shareholders of record as of November 28, 2007. The payment of future dividends on our common stock will be a business decision made by the Board of Directors from time to time based upon cash available at our holding company, our results of operations and financial condition and such other factors as the Board of Directors considers relevant.

Dividends to shareholders may be funded from dividends paid to us from our subsidiaries. Dividends from insurance subsidiaries are subject to restrictions imposed by state insurance laws and regulations. See “Liquidity and Capital Resources” on pages 59 to 62 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 – “Dividend Restrictions” on pages 106 and 107 of the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data of this Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

On October 16, 2007, the Board of Directors authorized the repurchase of up to $100 million of our common stock. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2007	—	$—	—	$—
November 1 – 30, 2007	13,600	43.11	13,600	99,400,000
December 1 – 31, 2007 (1)	27,193	43.97	24,000	98,400,000

Total	40,793	$43.69	37,600	$98,400,000

(1)	Includes 3,193 shares repurchased to satisfy tax withholding amounts due from employees upon their receipt of previously restricted or deferred shares.

ITEM 6-SELECTED FINANCIAL DATA

Five Year Summary Of Selected Financial Highlights

For The Years Ended December 31 (In millions, except per share data)	2007	2006	2005	2004	2003
Statements of Income
Revenues
Premiums	$2,404.8	$2,254.6	$2,198.2	$2,288.6	$2,282.3
Net investment income	324.0	318.9	321.4	329.3	363.9
Net realized investment gains (losses)	1.5	(4.3)	23.8	16.1	15.1
Fees and other income	56.5	74.9	80.9	83.1	169.2

Total revenues	2,786.8	2,644.1	2,624.3	2,717.1	2,830.5

Benefits, Losses and Expenses
Policy benefits, claims, losses and loss adjustment expenses	1,545.3	1,471.8	1,703.1	1,646.7	1,783.2
Policy acquisition expenses	524.3	477.5	465.2	477.0	467.7
Restructuring (benefit) costs	(0.8)	1.6	2.1	8.5	28.7
Other operating expenses	369.6	413.8	382.6	440.4	490.7

Total benefits, losses and expenses	2,438.4	2,364.7	2,553.0	2,572.6	2,770.3

Income from continuing operations before federal income taxes	348.4	279.4	71.3	144.5	60.2
Federal income tax expense (benefit)	109.2	87.7	(5.2)	(0.8)	3.9
Income from continuing operations	239.2	191.7	76.5	145.3	56.3
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business, net of taxes	5.2	—	42.7	37.2	30.6
Gain (loss) on disposal of variable life insurance and annuity business, net of taxes	7.9	(29.8)	(444.4)	—	—
Gain on sale of Financial Profiles, Inc., net of taxes	0.8	7.8	—	—	—

Income (loss) from discontinued operations	13.9	(22.0)	(401.7)	37.2	30.6

Income (loss) before cumulative effect of change in accounting principle	253.1	169.7	(325.2)	182.5	86.9
Cumulative effect of change in accounting principle	—	0.6	—	(57.2)	—

Net income (loss)	$253.1	$170.3	$(325.2)	$125.3	$86.9

Earnings (loss) per common share (diluted)	$4.83	$3.27	$(6.02)	$2.34	$1.63
Dividends declared per common share (diluted)	$0.40	$0.30	$0.25	$—	$—

Balance Sheets (at December 31)
Total assets	$9,815.6	$9,856.6	$10,634.0	$23,810.1	$25,510.1
Long-term debt	511.9	508.8	508.8	508.8	499.5
Total liabilities	7,516.6	7,857.4	8,682.7	21,470.6	23,289.9
Shareholders’ equity	2,299.0	1,999.2	1,951.3	2,339.5	2,220.2

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	29

Executive Overview	29-30

Description of Operating Segments	30

Results of Operations	31-34

Segment Income	32
Other Items	33-34

Segment Results	35-49

Property and Casualty	35-47
Life Companies	47-49

Investment Portfolio	49-51

Market Risk and Risk Management Policies	51-53

Income Taxes	53-54

Critical Accounting Estimates	54-57

Significant Transactions	58

Statutory Capital of Insurance Subsidiaries	58-59

Liquidity and Capital Resources	59-62

Other Matters	63

Off–Balance Sheet Arrangements	63

Contingencies and Regulatory Matters	63-66

Rating Agency Actions	66-68

Recent Developments	68

Risks and Forward-Looking Statements	68

Glossary of Selected Insurance Terms	68-71

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. (the “holding company”) and its subsidiaries (collectively “THG”) and should be read in conjunction with the Consolidated Financial Statements and related footnotes included elsewhere herein.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; First Allmerica Financial Life Insurance Company (“FAFLIC”), our life insurance and annuity company; and certain other insurance and non-insurance subsidiaries. Our results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company ("AFLIAC") through December 30, 2005. On December 30, 2005, we completed the sale of AFLIAC to The Goldman Sachs Group, Inc. and its subsidiaries (“Goldman Sachs”). In addition, we have reinsured 100% of the variable life insurance and annuity business of FAFLIC (See Significant Transactions on page 58 of this Form 10-K for further information). Hanover Insurance and Citizens are domiciled in the states of New Hampshire and Michigan, respectively, while FAFLIC is domiciled in Massachusetts. The results of AFLIAC’s variable life insurance and annuity operations are reported as discontinued operations.

EXECUTIVE OVERVIEW

Our property and casualty business constitutes our primary ongoing operations and includes our Personal Lines segment, our Commercial Lines segment and our Other Property and Casualty segment.

Personal Lines

In our Personal Lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. We expect premium growth from Connections® Auto, which is available in seventeen states and is expected to be available in Massachusetts in 2008 as a result of Massachusetts’ implementation of “managed competition”. Connections Auto accounts for most of our new personal automobile business. Our Connections Auto product is designed to be competitive for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. Additionally, we remain focused on expanding our distribution capabilities through agency appointments, particularly in states where we have historically done little or no business. We appointed over 250 new agents in 2007 and continue to focus on the development of these and additional new relationships with agents in the states where we conduct business.

At the same time, core to our strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Accordingly, in 2007, we introduced a new homeowners product, Connections Home, which is intended to improve our competitiveness and to attract more total account business and is available in sixteen states. Additionally, we continue to make investments in and focus on growing our umbrella product and other personal lines coverages. Having implemented a broader portfolio of products that has begun contributing to our growth, we continue to work closely with high potential agents to increase the percentage of business they place with us and to ensure this business is consistent with our preferred mix of business. We expect these efforts to contribute to growth and improved retention in our Personal Lines segment. Current market conditions, however, continue to be challenging with pricing pressures and economic conditions becoming more difficult, especially in Michigan, and may impact our ability to grow and retain business. We are working closely with our partner agents in Michigan to remain a dominant writer with strong margins. We believe that market conditions will remain challenging and competitive in Personal Lines in 2008.

Commercial Lines

In the Commercial Lines business, the market continues to be increasingly competitive, a trend that we expect to continue and intensify for the foreseeable future. More significant price competition requires us to continue to be highly disciplined in our underwriting process to ensure that we grow the business only at acceptable margins. We continue to target, through mid-sized agents, small and first-tier middle markets, which encompass clients whose premiums are generally below $200,000. We plan to continue to develop our specialty businesses, particularly bond and inland marine, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders in our target markets. During 2007, we experienced significant new business growth in our specialty lines and anticipate further growth in these lines in the future. We continue to focus on expanding our product offerings in specialty businesses as evidenced through our acquisition of Professionals Direct, Inc., which provides professional liability coverage for lawyers, and our recently announced intention to purchase

Verlan Holdings, Inc., a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks. We believe these acquisitions provide us with better breadth and diversification of products and improve our competitive position with our agents.

Additionally, we have enhanced the products and operational effectiveness of our small commercial business platform during 2007. These improvements included expanded underwriting appetite for small account, low hazard workers’ compensation and business owners’ policies, as well as additional coverage features in our business owners’ policies. Our technology investments are intended to provide our agents with the ability to view a customer’s full account and provide eligibility guidance, as well as other important ease of business improvements. Our focus continues to be on improving and expanding our partnerships with agents. We believe our specialty capabilities and small commercial opportunities, coupled with distinctiveness in the middle market, enables us to deliver significant value to our agents and policyholders in our target markets.

2007 Results

During 2007, our property and casualty group’s segment income increased $66.6 million, or 20.3%, compared to the prior year. This increase was attributable to lower losses, including a $42.0 million decrease in catastrophe related activity, primarily due to lower unfavorable development on prior years’ Hurricane Katrina reserves in 2007 compared to 2006. Also reflected in the lower losses for 2007 was higher favorable development of prior years’ reserves, partially offset by increased current accident year losses. Additionally, net investment income was $18.4 million higher than the comparable period of 2006.

We experienced new business premium growth in Commercial Lines during 2007, primarily in our bond and inland marine businesses. This growth, however, was tempered by increased pricing competition in our core lines of business. In Personal Lines, our actions to reduce coastal exposures and a mandated 11.7% decrease in Massachusetts personal automobile rates significantly reduced premium growth in 2007. Additionally, over the past several years, we have made significant investments and incurred increased expenses in order to, among other things, strengthen our product offerings and service capabilities, improve technology and our operating models, build expertise in our personnel and expand our distribution capabilities. Our ability to achieve significant profitable premium growth in 2008 and later years, in order to earn adequate returns on such investments and expenses, and to grow further without proportionate increases in expenses, is key to our current strategy.

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

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as bonds and inland marine business. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; Amgro, Inc. (“AMGRO”), our premium financing business; and earnings on holding company assets, as well as voluntary pools business in which we have not actively participated since 1999.

Our Life Companies segment, which is in runoff, consists primarily of a block of traditional life insurance products (principally the Closed Block), a block of group retirement annuity contracts and two remaining guaranteed investment contracts (“GICs”). Assets and liabilities related to our reinsured variable life insurance and annuity business, as well as our discontinued group life and health business, including group life and health voluntary pools, are reflected in this segment.

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

Our consolidated net income was $253.1 million in 2007, compared to $170.3 million in 2006. The $82.8 million increase in earnings primarily reflects increased after-tax segment results of $37.6 million, primarily in our property and casualty business, and the absence of $29.8 million of losses incurred in 2006 related to the prior disposal of our variable life insurance and annuity business. The increase in Property and Casualty segment results primarily reflects a decrease in catastrophe related activity, as well as higher net investment income.

Our consolidated net income was $170.3 million in 2006, compared to a net loss of $325.2 million in 2005. The increase in 2006 of $495.5 million is primarily the result of the absence, in 2006, of the $444.4 million loss on the disposal of our variable life insurance and annuity business recorded in 2005, as well as an increase in segment results from our property and casualty business. This improvement in property and casualty segment results primarily reflects lower after-tax catastrophe losses in 2006. We experienced unusually high catastrophe losses in 2005 from Hurricane Katrina, and to a lesser extent, Hurricane Rita.

The following table reflects segment income (loss) as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of total segment income to consolidated net income (loss).

For The Years Ended December 31	2007	2006	2005
(In millions)
Segment income (loss) before federal income taxes:
Property and Casualty
Personal Lines	$210.9	$186.7	$143.2
Commercial Lines	170.7	120.3	(35.0)
Other Property and Casualty	13.1	21.1	5.5

Total Property and Casualty	394.7	328.1	113.7
Life Companies	(7.3)	(3.9)	(18.7)
Interest expense on corporate debt	(39.9)	(39.9)	(39.9)

Total segment income before federal income taxes	347.5	284.3	55.1
Federal income tax expense on segment income	(113.8)	(88.2)	(1.0)
Change in prior years tax reserves	2.1	3.3	2.3
Federal income tax settlement	2.6	—	9.5
Net realized investment gains (losses), net of amortization	0.6	(3.5)	18.6
Gains (losses) on derivative instruments	0.2	0.2	(0.3)
Restructuring benefit (costs)	0.1	(1.6)	(2.1)
Federal income tax expense on non-segment items	(0.1)	(2.8)	(5.6)

Income from continuing operations, net of taxes	239.2	191.7	76.5
Discontinued operations:
Income from discontinued variable life insurance and annuity business, net of taxes	5.2	—	42.7
Gain (loss) from disposal of variable life insurance and annuity business, net of taxes	7.9	(29.8)	(444.4)
Gain on sale of Financial Profiles, Inc., net of taxes	0.8	7.8	—

Income (loss) before cumulative effect of change in accounting principle	253.1	169.7	(325.2)
Cumulative effect of change in accounting principle, net of taxes	—	0.6	—

Net income (loss)	$253.1	$170.3	$(325.2)

SEGMENT INCOME

2007 Compared to 2006

The Property and Casualty group’s segment income increased $66.6 million, or 20.3%, to $394.7 million, for the year ended December 31, 2007. Catastrophe related activity decreased $42.0 million in 2007 compared to 2006. For the periods ended December 31, 2007 and 2006, we increased our catastrophe reserves for Hurricane Katrina, net of reinsurance, by $17.0 million and $48.6 million, respectively. In addition, segment income was positively affected by litigation settlements of $11.8 million and $7.0 million for 2007 and 2006, respectively. Excluding the impact of all catastrophe related activity and the litigation settlements, segment income would have increased $19.8 million as compared to 2006. This increase is primarily due to higher net investment income of $18.4 million and a $2.7 million decrease in losses. Losses were lower in the current year due to $24.8 million of higher favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves, partially offset by approximately $22 million of higher current accident year losses, primarily in Personal Lines. These increases in segment income were partially offset by a slight net increase in underwriting and loss adjustment expenses.

Life Companies’ segment loss was $7.3 million for the year ended December 31, 2007 compared to a loss of $3.9 million in 2006. This increase was primarily due to unfavorable mortality experience, partially offset by lower operating expenses resulting from the continued run-off of the business.

Our federal income tax expense on segment income was $113.8 million for 2007 compared to $88.2 million in 2006, primarily due to higher underwriting income in our property and casualty business.

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

Excluding the impact of all catastrophe related activity and the litigation settlement, our Property and Casualty group’s segment income would have increased $10.7 million for the year ended December 31, 2006, as compared to 2005. Segment income was positively affected by an increase of $49.1 million of favorable development on prior years’ loss and LAE reserves, excluding Hurricane Katrina activity. Also, positively affecting segment income was improved current accident year underwriting results of an estimated $28 million, primarily due to earned premium growth in our inland marine and bond lines of business and favorable loss performance in most of our commercial lines of business. Net investment income increased by $18.3 million, primarily due to improved operational cash flows, and other income increased by approximately $7 million. These items were partially offset by increased underwriting and LAE expenses of $94.3 million, primarily attributable to a $23.6 million increase in variable compensation costs (primarily a result of improved 2006 Property and Casualty group segment results), a $13.9 million increase in stock-based compensation primarily due to the impact of the new accounting for stock-based compensation in 2006, a $16.4 million increase in investments in technology and $6.5 million of higher expenses in support of our inland marine and bond business. In addition, there was a $17.8 million increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the disposal of the variable life insurance and annuity business in December 2005.

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

OTHER ITEMS

In 2007, 2006 and 2005, we recorded benefits of $2.1 million, $3.3 million and $2.3 million, respectively, due to reductions in our federal income tax reserves resulting from clarification of outstanding issues in the course of ongoing Internal Revenue Service (“IRS”) audits. Additionally, in 2007 and 2005, we recorded income tax benefits of $2.6 million and $9.5 million, respectively, relating to federal income tax settlements for prior years (see Income Taxes on pages 53 and 54 of this Form 10-K for further information).

Net realized gains on investments were $0.6 million in 2007, primarily due to $4.9 million of gains recognized principally from the sale of $600.9 million of fixed maturities, partially offset by $3.7 million of impairments primarily from fixed maturities and other invested assets. Net realized investment losses were $3.5 million in 2006, primarily related to $11.3 million of charges resulting from impairments. Partially offsetting these losses were $11.0 million of gains recognized primarily from the sale of $611.7 million of fixed maturities. Also, we incurred $4.6 million in partnership losses in 2006. During 2005, net realized investment gains were $18.6 million, primarily due to $33.4 million of gains recognized from the sale of approximately $1.2 billion of fixed maturities. Partially offsetting these gains were $9.3 million of impairments, primarily related to fixed maturities, and $1.0 million of losses related to the termination of certain derivative instruments.

In 2005, we sold our variable life insurance and annuity business (see Significant Transactions on page 58 of this Form 10-K for further information). In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”), we reflected the 2005 results of AFLIAC variable life insurance and annuity business as a discontinued operation. As such, we have restated prior year balances related to this business as discontinued operations. We recognized income of $5.2 million and $42.7 million from the discontinued variable life insurance and annuity business in 2007 and 2005, respectively. The 2007 income was generated from the favorable settlement of certain IRS audits related to tax years 2002 to 2004.

In 2005, we recorded a loss of $444.4 million related to the aforementioned sale of our variable life insurance and annuity business (see Life Companies – Discontinued Operations on pages 47 to 49 of this Form 10-K for a further discussion of this business). Additionally, in 2006, we recorded losses of $29.8 million, net of taxes, related to these discontinued operations. The losses in 2006 relate to both a $15.0 million increase to the existing provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold, as well as a $14.8 million loss related to costs associated with the transition of this business to Goldman Sachs (see Life Companies on pages 47 to 49 of this Form 10-K for a further discussion). The additional $15.0 million provision was recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This additional provision related to preliminary estimated expenses, reimbursements, penalties and other costs of remediating certain pre-closing processing errors relating to tax reporting to certain policyholders and others in connection with distributions under a subset of our former variable annuity business. Also, in 2007, we recorded a $7.9 million gain related to the utilization of net operating loss carryforwards previously generated by AFLIAC.

On August 31, 2006, we sold all of the outstanding shares of Financial Profiles, Inc., a wholly-owned subsidiary, to Emerging Information Systems Incorporated and recognized a $7.8 million after-tax gain on the sale during the third quarter of 2006. In 2007, we recognized an additional tax benefit of $0.8 million (see Significant Transactions on page 58 of this Form 10-K).

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which resulted in a benefit of $0.6 million. This adjustment was the result of remeasuring the value of certain stock-based awards at grant-date fair value that had previously been measured at intrinsic value.

Net income (loss) includes the following items by segment:

	2007
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Change in prior years tax reserves	$—	$—	$—	$2.1	$2.1
Federal income tax settlement	—	—	—	2.6	2.6
Net realized investment (losses) gains (1)	(0.7)	(0.7)	0.5	1.5	0.6
Gains on derivative instruments	—	—	—	0.2	0.2
Restructuring benefit	—	—	—	0.1	0.1
Income from discontinued variable life insurance and annuity business	—	—	—	5.2	5.2
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	7.9	7.9
Gain on sale of Financial Profiles, Inc., net of taxes	—	—	—	0.8	0.8

	2006
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Change in prior years tax reserves	$(1.3)	$(1.4)	$4.1	$1.9	$3.3
Net realized investment gains (losses) (1)	1.9	2.0	(4.1)	(3.3)	(3.5)
Gains on derivative instruments	—	—	—	0.2	0.2
Restructuring costs	—	—	—	(1.6)	(1.6)
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(29.8)	(29.8)
Gain on sale of Financial Profiles, Inc., net of taxes	—	—	—	7.8	7.8
Cumulative effect of change in accounting principle, net of taxes	0.2	0.3	—	0.1	0.6

	2005
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Change in prior years tax reserves	$—	$—	$—	$2.3	$2.3
Federal income tax settlement	—	—	—	9.5	9.5
Net realized investment gains (1)	2.6	2.6	2.4	11.0	18.6
Losses on derivative instruments	—	—	—	(0.3)	(0.3)
Restructuring costs	—	—	—	(2.1)	(2.1)
Income from discontinued variable life insurance and annuity business, net of taxes	—	—	—	42.7	42.7
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(444.4)	(444.4)

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.

(2)	Includes corporate eliminations.

SEGMENT RESULTS

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items which management believes are not indicative of our core operations, including realized gains and losses.

PROPERTY AND CASUALTY

The following table summarizes the results of operations for the Property and Casualty group for the periods indicated:

For the Years Ended December 31 (In millions)	2007	2006	2005
Net premiums written	$2,415.3	$2,307.1	$2,150.4

Net premiums earned	2,372.0	2,219.2	2,161.3
Net investment income	245.8	227.4	209.1
Other income	64.9	65.5	51.9

Total segment revenues	2,682.7	2,512.1	2,422.3

Losses and LAE	1,455.6	1,383.5	1,596.9
Policy acquisition expenses	523.6	476.4	458.5
Other operating expenses	308.8	324.1	253.2

Total losses and operating expenses	2,288.0	2,184.0	2,308.6

Segment income	$394.7	$328.1	$113.7

The following table summarizes the impact of catastrophes on results for the years ended December 31, 2007, 2006 and 2005:

For the Years Ended December 31 (In millions)	2007	2006	2005
Hurricane Katrina:
Losses	$9.3	$40.2	$216.8
LAE	7.7	8.4	5.9
Reinstatement premiums	—	—	27.0

Total impact of Hurricane Katrina	17.0	48.6	249.7
Other	48.2	58.6	54.2

Pre-tax catastrophe effect	$65.2	$107.2	$303.9

2007 Compared to 2006

The Property and Casualty group’s segment income increased $66.6 million, to $394.7 million for the year ended December 31, 2007, compared to $328.1 million in 2006. Catastrophe related activity decreased $42.0 million, from $107.2 million in 2006 to $65.2 million in 2007. For the period ended December 31, 2007 and 2006, we increased our catastrophe reserves for Hurricane Katrina, net of reinsurance, by $17.0 million and $48.6 million, respectively. In addition, segment income was positively affected by litigation settlements that resulted in $11.8 million and $7.0 million benefits for 2007 and 2006, respectively.

Excluding the impact of all catastrophe related activity and the litigation settlements, segment income would have increased $19.8 million for the year ended December 31, 2007, as compared to 2006. This increase is due primarily to higher net investment income and lower losses, partially offset by higher underwriting and loss adjustment expenses. Net investment income increased $18.4 million. This was primarily due to higher average invested assets resulting from favorable operational cash flows and additional holding company assets. Losses were lower in the current year due to higher favorable development on prior years’ loss and LAE reserves that were partially offset by higher current accident year losses. Favorable development on prior years’ reserves increased $24.8 million, to $153.4 million in 2007, from $128.6 million in 2006. Current accident year results decreased approximately $22 million in 2007. Underwriting and loss adjustment expenses increased $4.4 million primarily due to higher salaries and employee benefit costs, principally in our Commercial Lines segment, partially offset by lower technology, variable compensation, legal and independent adjusters’ costs. Included in 2007 employee benefit costs is an approximate $3 million pension expense adjustment, which is discussed further in “Other Matters” on page 63 of this Form 10-K.

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

Excluding the impact of all catastrophe related activity and the litigation settlement, our Property and Casualty group’s segment income would have increased $10.7 million for the year ended December 31, 2006, as compared to 2005. Segment income was positively affected by an increase of $49.1 million of favorable development on prior years’ loss and LAE reserves excluding Hurricane Katrina activity, to $128.6 million in 2006, from $79.5 million in 2005. Also, positively affecting segment income was improved current accident year underwriting results of approximately $28 million, primarily due to earned premium growth in our inland marine and bond lines of business and favorable loss performance in most of our commercial lines of business. Net investment income increased by $18.3 million, primarily due to improved operational cash flows, and other income increased by $7.0 million. These items were partially offset by increased underwriting and LAE expenses of $94.3 million, primarily attributable to a $23.6 million increase in variable compensation costs due to improved results, a $13.9 million increase in stock-based compensation primarily due to the impact of the new accounting for stock-based compensation in 2006, a $16.4 million increase in investments in technology and $6.5 million of higher expenses in support of our inland marine and bond business. In addition, there was a $17.8 million increase in the proportion of the corporate overhead expenses assigned to the Property and Casualty group as a result of the disposal of the variable life insurance and annuity business in December 2005.

PRODUCTION AND UNDERWRITING RESULTS

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

For the Years Ended December 31	2007			2006			2005
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catast- rophe Loss Ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catast- rophe Loss Ratios (3)	GAAP Net Premiums Written (4)	GAAP Loss Ratios (1)(2)	Catast- rophe Loss Ratios (3)
Personal Lines:
Personal automobile	$1,018.6	57.4	0.3	$983.6	56.7	0.3	$937.4	60.2	0.4
Homeowners	423.6	49.7	5.3	405.2	48.2	7.4	387.6	59.9	20.4
Other personal	38.6	36.7	2.1	39.0	33.1	4.6	38.0	50.3	14.6

Total Personal Lines	1,480.8	54.6	1.7	1,427.8	53.5	2.4	1,363.0	59.9	6.5

Commercial Lines:
Workers’ compensation	110.8	43.7	—	110.0	50.8	—	119.6	81.4	—
Commercial automobile	194.8	49.1	(0.1)	193.0	45.9	1.0	193.1	47.8	0.6
Commercial multiple peril	349.1	48.9	7.8	351.6	49.4	11.7	323.8	83.7	43.2
Other commercial	279.5	32.7	2.0	224.4	42.8	12.2	150.7	64.3	29.8

Total Commercial Lines	934.2	43.7	3.5	879.0	47.3	7.8	787.2	71.2	23.4

Total	$2,415.0	50.5	2.4	$2,306.8	51.4	4.5	$2,150.2	64.0	12.5

For the Years Ended December 31	2007			2006			2005
(In millions, except ratios)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (5)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (5)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (5)
Personal Lines	10.9	29.0	94.5	11.4	30.2	95.1	9.7	28.3	97.9
Commercial Lines	10.6	39.6	93.9	10.4	41.2	98.9	10.0	37.0	118.2
Total	10.8	33.1	94.4	11.0	34.3	96.7	9.8	31.4	105.2

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.

(2)	Includes policyholders’ dividends.

(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.

(4)	GAAP net premiums written for the year ended December 31, 2005 include Hurricane Katrina related reinstatement premiums of $27.0 million, $17.7 million for Personal Lines and $9.3 million for Commercial Lines.

(5)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio. Our GAAP combined ratios include the impact of reinsurance reinstatement premiums, resulting from Hurricane Katrina, which represents increases of 1.3 points to each of our Personal Lines, Commercial Lines and Total GAAP combined ratios for the year ended December 31, 2005.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

For the Year Ended December 31, 2007
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit, excluding prior year reserve development and catastrophes	$36.8	$7.0	$0.1	$43.9
Prior year reserve development favorable (unfavorable)	69.2	87.2	(3.0)	153.4
Pre-tax catastrophe effect	(26.8)	(38.4)	—	(65.2)

GAAP underwriting profit (loss)	79.2	55.8	(2.9)	132.1
Net investment income (1)	118.8	110.3	16.7	245.8
Fees and other income	18.8	16.1	30.0	64.9
Other operating expenses	(5.9)	(11.5)	(30.7)	(48.1)

Segment income	$210.9	$170.7	$13.1	$394.7

For the Year Ended December 31, 2006
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$56.2	$(2.7)	$—	$53.5
Prior year reserve development favorable (unfavorable)	48.1	82.7	(2.2)	128.6
Pre-tax catastrophe effect	(36.6)	(70.6)	—	(107.2)

GAAP underwriting profit (loss)	67.7	9.4	(2.2)	74.9
Net investment income (1)	108.2	105.8	13.4	227.4
Fees and other income	15.2	16.6	33.7	65.5
Other operating expenses	(4.4)	(11.5)	(23.8)	(39.7)

Segment income	$186.7	$120.3	$21.1	$328.1

For the Year Ended December 31, 2005
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit, excluding prior year reserve development and catastrophes	$98.4	$11.1	$0.6	$110.1
Prior year reserve development favorable (unfavorable)	42.4	41.2	(4.1)	79.5
Pre-tax catastrophe effect	(110.7)	(193.2)	—	(303.9)

GAAP underwriting profit (loss)	30.1	(140.9)	(3.5)	(114.3)
Net investment income (1)	102.6	101.4	5.1	209.1
Fees and other income	15.5	13.0	23.4	51.9
Other operating expenses	(5.0)	(8.5)	(19.5)	(33.0)

Segment income (loss)	$143.2	$(35.0)	$5.5	$113.7

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire Property and Casualty group. We allocate net investment income to each of our Property and Casualty segments based on actuarial information related to the underlying business.

2007 Compared to 2006

Personal Lines

Personal Lines’ net premiums written increased $53.0 million, or 3.7%, to $1,480.8 million for the year ended December 31, 2007. This net written premium growth was primarily attributable to rate increases in the personal automobile and homeowners lines. In the personal automobile line, rate increases in all states except for Massachusetts contributed to overall growth of 3.6%. Massachusetts rates declined in accordance with the Commissioner’s mandated 11.7% and 8.7% rate decreases effective April 1, 2007 and January 1, 2006, respectively. In the homeowners line, growth of 4.5% was driven by rate increases across most of our states and primarily in Louisiana, Florida, and Michigan. Total Personal Lines new business in 2007 was $270.1 million, a decrease of $9.4 million from $279.5 million in 2006. Although new business decreased slightly compared to the prior year, we experienced growth in new business in the first quarter of 2007, and subsequently experienced a decrease in new business during the last three quarters of 2007. This trend is expected to continue over the next several quarters.

Partially offsetting these favorable items was lower retention, primarily on our Michigan business, which we believe is partially driven by a weakening general economy. Additionally, management actions were taken to improve Connections Auto profitability, which adversely affected retention and new business. Also offsetting our premium growth in 2007 were coastal exposure management actions which resulted in the non-renewal of certain homeowners policies in hurricane prone states.

Policies in force in the personal automobile line of business increased 2.9% in 2007 compared to the end of 2006. The increase was driven by business from Connections Auto, our multivariate auto product first introduced in 2005 and available in 17 states, and by the appointment of new agents in states where we previously had little or no business.

Policies in force in the homeowners line of business decreased 2.4% in 2007, compared to the end of 2006, primarily as a result of declines in Michigan, which we attribute to the declining economy in the state. Policies in force also decreased due to exposure management actions taken in coastal states. Partially offsetting this reduction is an increase in policies in force in newer, growth-targeted states.

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $19.4 million, from $56.2 million in 2006 to $36.8 million in 2007. This decline was primarily due to a reduction in current accident year profit of approximately $34 million, primarily due to higher property losses in the homeowners line and to an increase in the frequency of losses in the personal automobile line. Additionally, underwriting and loss adjustment expenses were $1.7 million higher due to higher salaries, employee benefit costs and survey and underwriting report costs, partially offset by lower technology, variable compensation and independent adjusters’ costs. These decreases were partially offset by the aforementioned litigation settlement of $11.8 million and higher other income of $3.8 million, primarily due to increased policyholder installment fee income.

Favorable development on prior years’ loss and LAE reserves, excluding Hurricane Katrina, increased $21.1 million, from $48.1 million in 2006 to $69.2 million in 2007. This increase was driven by favorable personal automobile liability experience, primarily in the 2003 through 2006 accident years.

The pre-tax effect of catastrophes decreased $9.8 million, from $36.6 million in 2006 to $26.8 million in 2007. In 2006, we increased our catastrophe reserves, net of reinsurance, for Hurricane Katrina by $5.7 million. In 2007, there were no changes to our catastrophe reserves for Hurricane Katrina.

Net investment income was $118.8 million for the year ended December 31, 2007, an increase of $10.6 million compared to the same period in the prior year, primarily due to increased operating cash flows.

Our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results is expected to be affected by increasing price competition, our ability to achieve acceptable margins, our ability to generate new business and to retain our existing business, regulatory actions, the difficult economic conditions in Michigan, and our plans to continue to reduce coastal exposures. Beginning April 1, 2008, our overall personal automobile rate levels in Massachusetts are expected to decrease approximately 8% to 9% as a result of the introduction of “managed competition” in the state. Such rates will be subject to further revision throughout the year, depending on the competitive and regulatory environment.

New business generally experiences higher loss ratios than our other business, and is more difficult to predict. We have experienced loss ratios with our Connections Auto business which are higher than expected, particularly in states in which we have less experience and data. We have initiated several actions to improve our results in new business; however, our ability to maintain or increase earnings and continue to grow could be adversely affected should the loss ratios for new business prove to be higher than our pricing and profitability expectations, or if required adjustments to enhance risk segmentation and related agency management actions result in making our products less price competitive. In addition, at this time it is difficult to predict the impact on our written premiums or profitability of the transformation of the Massachusetts personal automobile market from the “fix-and-establish” system to “managed competition”.

In addition, as discussed under “Contingencies and Regulatory Matters – Other Regulatory Matters” on pages 65 and 66 of this Form 10-K, certain coastal states may take actions which significantly affect the property and casualty insurance market, including ordering rate reductions for homeowners insurance products and subjecting insurance companies that do business in that state to potentially significant assessments in the event of catastrophic losses that are insured or reinsured by state-sponsored insurance or reinsurance entities. Such state actions or our responses thereto could have a significant impact on our underwriting margins and growth prospects, as well as our ability to manage exposures to hurricane losses.

Commercial Lines

Commercial Lines’ net premiums written increased $55.2 million, or 6.3%, to $934.2 million for the year ended December 31, 2007. This increase is primarily attributable to 24.6% growth in our other commercial lines business, primarily inland marine and bonds. For our more traditional lines of business, such as workers’ compensation, commercial automobile and commercial multiple peril, net written premiums for the year ended December 31, 2007 were relatively consistent with net written premiums in 2006, as we sought to be disciplined in our underwriting process to maintain acceptable margins in an increasingly competitive pricing environment.

Our underwriting profit, excluding prior year reserve development and catastrophes, increased $9.7 million in 2007, from a loss of $2.7 million in 2006 to a profit of $7.0 million in 2007. This increase was primarily due to continued growth in our inland marine and bonds lines of business and improved current accident year losses primarily in our workers’ compensation line. These were partially offset by increased frequency of property losses greater than $250,000 in our commercial multiple peril and marine lines of business and increased expenses. Expenses were higher primarily due to increased investments in our inland marine and bond lines of business, partially offset by lower technology, variable compensation and legal costs.

Favorable development on prior years’ loss and LAE reserves, excluding Hurricane Katrina, increased $4.5 million, from $82.7 million in 2006 to $87.2 million in 2007. This increase primarily relates to the other commercial lines of business.

The pre-tax effect of catastrophes decreased $32.2 million, to $38.4 million in 2007 from $70.6 million in 2006. In 2007 and 2006, we increased our catastrophe reserves, net of reinsurance, for Hurricane Katrina by $17.0 million and $42.9 million, respectively.

We are experiencing increasing competition in our Commercial Lines segment and are experiencing modest premium decreases on renewal policies, most notably in Michigan. The industry is also experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by increased price competition and the difficult economic conditions in Michigan.

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $8.0 million, to $13.1 million for the year ended December 31, 2007, from $21.1 million in 2006. Segment income in 2006 includes a payment to Opus in the amount of $7.0 million in settlement of claims which Opus alleged in a lawsuit filed in 2003 against various parties. Excluding this settlement, Other Property and Casualty segment income would have decreased $1.0 million in 2007 as compared to 2006. The decrease is primarily due to higher expenses in our premium financing business.

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

Commercial Lines

Commercial Lines’ net premiums written increased $91.8 million, or 11.7%, to $879.0 million for the year ended December 31, 2006. In 2005, net premiums written were negatively impacted by a reinstatement premium of $9.3 million, resulting from Hurricane Katrina. Excluding the impact of this reinstatement premium, Commercial Lines’ net premiums written would have increased $82.5 million, or 10.4%, for the year ended December 31, 2006. This was primarily attributable to an increase in new business driven by growth in our other commercial lines of business, primarily inland marine and bonds, as well as growth in the commercial multiple peril line of business.

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

Our underwriting loss, excluding prior year reserve development and catastrophes, increased $13.0 million in 2006, from a profit of $11.1 million in 2005 to a loss of $1.9 million in 2006. This was primarily due to increased underwriting and LAE expenses of $39.9 million, primarily attributable to a $13.3 million increase in variable compensation costs due to improved results, a $9.9 million increase in investments in technology, $6.5 million of higher expenses in support of our inland marine and bond lines of business, and a $6.5 million increase in stock-based compensation primarily due to the impact of the new accounting for stock-based compensation in 2006. In addition, there was a $5.8 million increase in the proportion of the corporate overhead expenses assigned to this segment, primarily as a result of the disposal of our variable life insurance and annuity business in December 2005. These items were partially offset by approximately $25 million of improved current accident year results primarily due to earned premium growth in our inland marine and bond lines of business and continued favorable loss trends.

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

INVESTMENT RESULTS

Net investment income before taxes was $245.8 million for the year ended December 31, 2007, $227.4 million for the year ended December 31, 2006 and $209.1 million for the year ended December 31, 2005. The increase in net investment income in 2007 was primarily due to higher average invested assets resulting from increased operational cash flows and additional holding company assets. The increase in net investment income in 2006 compared to 2005 primarily reflects an increase in average invested assets due to increased operational cash, partially offset by cash outflows related to the 2006 share repurchase program and payments for losses related to Hurricane Katrina. Average pre-tax yields on fixed maturities were 5.6% for the years ended December 31, 2007, 2006 and 2005.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At December 31, 2007 and 2006, total recorded net reserves were 5.2% and 5.7% greater than actuarially indicated point reserves, respectively.

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

We regularly review our reserving techniques, our overall reserving position and our reinsurance. Based on (i) our review of historical data, legislative enactments, judicial decisions, legal developments in impositions of damages and policy coverage, political attitudes and trends in general economic conditions, (ii) our review of per claim information, (iii) our historical loss experience and that of the industry, (iv) the relatively short-term nature of most policies written by us, and (v) our internal estimates of required reserves, we believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the aggregate loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $24 million impact on property and casualty segment income, based on 2007 full year premiums.

As discussed below, estimated loss and LAE reserves for claims occurring in prior years, excluding development related to Hurricane Katrina, developed favorably by $153.4 million, $128.6 million and $79.5 million for 2007, 2006 and 2005, respectively, which represents 6.9%, 5.7% and 3.4% of net loss and LAE reserves held, respectively. Reserves for Hurricane Katrina developed adversely by $17.0 million and $48.6 million in 2007 and 2006, respectively.

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

In 2006 and 2007, trends in claims activity caused us to re-evaluate and increase our estimate of Hurricane Katrina net loss and loss adjustment reserves, net of reinsurance, by $48.6 million and $17.0 million, respectively. In Commercial Lines, we increased our estimate of net losses in 2006, primarily due to the recognition of higher business interruption exposure as more complete information was provided by insureds in response to our initiative to obtain related documentation and to the impact of disputes related to wind versus water as the cause of loss. Additionally, for both Commercial and Personal Lines in 2006, we experienced the continuation of supplemental payments on previously closed claims caused by the development of latent damages as well as inflationary pressures on repair costs. In 2007, we increased our estimate of Commercial Lines net losses primarily due to an increase in recent litigation activity. We believe this increase in litigation activity is due to the expiration, on August 30, 2007, of the two year limit for a policyholder to challenge Hurricane Katrina claims. We also increased our Hurricane Katrina estimate in Commercial Lines in 2007 for supplemental payments on previously closed claims, similar to those experienced in 2006.

The estimate of loss adjustment expenses related to Hurricane Katrina increased $7.7 million and $8.4 million in 2007 and 2006, respectively. An increase in litigation activity in 2006 resulted from the pre-existing one year limit on a policyholders’ ability to challenge claims. This one year limit was extended to August 2007 by legislative action, which we believe resulted in increased litigation activity in the third quarter of 2007.

We are also defendants in various litigation, including putative class actions, which dispute the scope or enforceability of the “flood exclusion”, claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (See Contingencies and Regulatory Matters – Litigation and Certain Regulatory Matters on pages 63 and 64 of this Form 10-K). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

Loss and LAE Reserves by Line of Business

We perform actuarial reviews on certain detailed line of business coverages. These individual estimates are summarized into nine broader lines of business including personal automobile, homeowners, workers’ compensation, commercial automobile, commercial multiple peril, and other personal and other commercial lines. Asbestos and environmental reserves and pools business are separately analyzed.

The process of estimating reserves involves considerable judgment by management and is inherently uncertain. Actuarial point estimates by lines of business are the primary bases for determining ultimate expected losses and LAE and the level of net reserves required; however, other factors are considered as well. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the amount of data or experience we have with respect to a particular product or geographic area, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at December 31, 2007 and 2006.

December 31	2007		2006
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$696.7	$672.8	$700.7	$670.1
Homeowners	99.4	97.4	106.4	103.7
Other Personal Lines	24.9	22.1	26.1	23.5
Workers’ Compensation	371.1	353.9	398.0	382.2
Commercial Automobile	169.9	159.8	162.4	152.5
Commercial Multiple Peril	463.3	424.2	486.6	447.9
Other Commercial Lines	179.9	165.4	158.3	140.0
Asbestos and Environmental	19.4	20.0	24.7	20.5
Pools and Other	200.7	200.7	211.1	211.1

Total	$2,225.3	$2,116.3	$2,274.3	$2,151.5

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at December 31, 2007 and 2006 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes and recent adverse property related frequency trends in certain coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the potential for adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. In our Personal Lines segment, management considered the significant growth in our new busi-

ness with our Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets, as well as emerging loss trends which are higher than expected. Our lack of credible actuarial data to estimate losses in these new geographical areas and agency relationships and with this new product causes uncertainty in estimating ultimate reserves and requires considerable judgment by management. Also in Personal Lines, management considered the significant improvement in frequency trends the industry experienced during 2001 through 2006 in these lines of business which were unanticipated and remain to some extent unexplained. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At December 31, 2007 and 2006, total recorded net reserves were 5.2% and 5.7% greater than actuarially indicated reserves, respectively.

The table below provides a reconciliation of the gross beginning and ending gross reserve for unpaid losses and LAE as follows:

For the Years Ended December 31 (In millions)	2007	2006	2005
Reserve for losses and LAE, beginning of year	$3,163.9	$3,458.7	$3,068.6
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,591.5	1,463.3	1,454.8
Decrease in provision for insured events of prior years; favorable development	(153.4)	(128.6)	(79.5)
Hurricane Katrina	17.0	48.6	222.7

Total incurred losses and LAE	1,455.1	1,383.3	1,598.0

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	832.4	730.5	716.7
Losses and LAE attributable to insured events of prior year	630.6	620.8	622.0
Hurricane Katrina	59.3	108.7	69.7

Total payments	1,522.3	1,460.0	1,408.4

Change in reinsurance recoverable on unpaid losses	35.4	(218.1)	200.5
Purchase of Professionals Direct, Inc.	33.7	—	—

Reserve for losses and LAE, end of year	$3,165.8	$3,163.9	$3,458.7

The table below summarizes the gross reserve for losses and LAE by line of business.

For the Years Ended December 31 (In millions)	2007	2006	2005
Personal Automobile	$1,277.4	$1,256.9	$1,183.9
Homeowners and Other	162.5	174.4	224.5

Total Personal	1,439.9	1,431.3	1,408.4

Workers’ Compensation	593.8	626.7	672.5
Commercial Automobile	250.8	229.4	245.0
Commercial Multiple Peril	541.8	582.8	812.0
Other Commercial	339.5	293.7	320.8

Total Commercial	1,725.9	1,732.6	2,050.3

Total reserve for losses and LAE	$3,165.8	$3,163.9	$3,458.7

The total reserve for losses and LAE as disclosed in the above tables increased by $1.9 million in 2007 and decreased by $294.8 million in 2006. The decrease in 2006 was primarily a result of payments to insureds for Hurricanes Katrina and Rita.

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

The following table summarizes the change in provision for insured events of prior years, excluding those related to Hurricane Katrina (see Management’s Review of Judgments and Key Assumptions on pages 41 to 43 of this Form 10-K for a further discussion of Hurricane Katrina) by line of business.

For the Years Ended December 31 (In millions)	2007	2006	2005
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(66.6)	$(45.2)	$(29.9)
Homeowners and Other	(5.6)	(3.2)	(13.1)

Total Personal	(72.2)	(48.4)	(43.0)

Workers’ Compensation	(24.1)	(24.4)	4.0
Commercial Automobile	(11.8)	(15.3)	(8.5)
Commercial Multiple Peril	(25.1)	(23.1)	(18.2)
Other Commercial	(22.5)	(9.1)	(4.1)

Total Commercial	(83.5)	(71.9)	(26.8)
Voluntary Pools	3.0	2.2	4.1

Decrease in loss provision for insured events of prior years	(152.7)	(118.1)	(65.7)
Decrease in LAE provision for insured events of prior years	(0.7)	(10.5)	(13.8)

Decrease in total loss and LAE provision for insured events of prior years	$(153.4)	$(128.6)	$(79.5)

Estimated loss reserves for claims occurring in prior years developed favorably by $152.7 million, $118.1 million and $65.7 million during 2007, 2006 and 2005, respectively. The favorable loss reserve development during the year ended December 31, 2007 is primarily the result of lower than expected bodily injury and personal injury protection claim severity in the personal automobile line, primarily in the 2003 through 2006 accident years, and lower than expected severity of liability claims in the commercial multiple peril line for the 2005 and prior accident years. In addition, lower than expected severity in the workers’ compensation and other commercial lines, also primarily in the 2003 through 2006 accident years, contributed to the favorable development.

The favorable loss reserve development during the year ended December 31, 2006 was primarily the result of lower than expected bodily injury claim frequency in the personal automobile line, primarily in the 2005 and 2004 accident years, and lower than expected severity in the workers’ compensation line, primarily in the 2004 and 2003 accident years. In addition, lower than expected frequency of liability claims in the commercial multiple peril line for the 2003, 2004 and 2005 accident years and lower than expected frequency of bodily injury claims in the commercial automobile line, primarily in the 2004 and 2005 accident years, contributed to the favorable loss development.

The favorable loss reserve development during the year ended December 31, 2005 was primarily the result of a decrease in personal lines claim frequency and claim severity in the 2004 accident year. In addition, the commercial multiple peril line and other commercial lines experienced lower than expected claim severity in the most recent accident years. Partially offsetting these items was adverse development in the workers’ compensation line during 2005, which was primarily the result of increased medical and long-term attendant care costs.

During the years ended December 31, 2007, 2006 and 2005, estimated LAE reserves for claims occurring in prior years developed favorably by $0.7 million, $10.5 million and $13.8 million, respectively. The favorable development in 2007 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line, partially offset by an adverse litigation settlement in the first quarter of 2007, primarily impacting the personal automobile line. The favorable development in 2006 and 2005 was primarily attributable to the aforementioned improvement in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses, primarily related to workers’ compensation and personal automobile bodily injury. Development in 2005 was also favorably affected by claims process improvement initiatives taken by us during the 1997 to 2001 calendar-year period.

Although we have experienced significant favorable development in both losses and LAE in recent years, there can be no assurance that this level of favorable development will occur in the future. We believe that we will experience less favorable development in future years than we experienced recently. The factors that resulted in the favorable development of prior year reserves are considered in our ongoing process for establishing current accident year reserves. In light of our recent years of favorable development, the factors driving this development were considered to varying degrees in setting the more recent years’ accident year reserve. As a result, we expect the current and most recent accident year reserves not to develop as favorably as they have in the past.

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos, environmental damage and toxic tort liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. The following table summarizes our business asbestos and environmental reserves (net of reinsurance and excluding pools).

For the Years Ended December 31 (In millions)	2007			2006			2005
	Asbestos	Environmental	Total	Asbestos	Environmental	Total	Asbestos	Environmental	Total
Beginning reserves	$13.6	$11.1	$24.7	$11.6	$12.8	$24.4	$10.9	$13.8	$24.7
Incurred losses and LAE	(1.9)	(2.6)	(4.5)	3.3	(1.0)	2.3	0.2	(0.4)	(0.2)
Paid losses and LAE	0.4	0.4	0.8	1.3	0.7	2.0	(0.5)	0.6	0.1

Ending reserves	$11.3	$8.1	$19.4	$13.6	$11.1	$24.7	$11.6	$12.8	$24.4

Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $19.4 million, $24.7 million and $24.4 million, net of reinsurance of $11.1 million, $13.8 million and $16.2 million in 2007, 2006 and 2005, respectively. During 2007, we reduced our asbestos and environmental reserves by $4.5 million. In recent years average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $56.9 million, $57.0 million and $55.9 million in 2007, 2006 and 2005, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

REINSURANCE

Our Property and Casualty group maintains a reinsurance program designed to protect against large or unusual losses and LAE activity. We utilize a variety of reinsurance agreements that are intended to control our exposure to large property and casualty losses, stabilize earnings and protect capital resources, including facultative reinsurance, excess of loss reinsurance and catastrophe reinsurance. We determine the appropriate amount of reinsurance based upon our evaluation of the risks insured, exposure analyses prepared by consultants and/or reinsurers and on market conditions, including the availability and pricing of reinsurance. Reinsurance contracts do not relieve us from our primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We believe that the terms of our reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. Based on an ongoing review of our reinsurers' financial statements, reported financial strength ratings from rating agencies, and the analysis and guidance of our reinsurance advisors, we believe that our reinsurers are financially sound.

Catastrophe reinsurance serves to protect us, as the ceding insurer, from significant losses arising from a single event such as snow, ice storm, windstorm, hail, hurricane, tornado, riot or other extraordinary events. Under our catastrophe reinsurance agreements, we had ceded losses and LAE of $9.3 million in 2006, primarily as a result of Hurricane Katrina, and to a lesser extent, Hurricane Rita. There were $0.5 million of ceded losses under our catastrophe reinsurance agreements in 2007. In 2008, we purchased catastrophe reinsurance coverage, which provided for maximum loss coverage limits of

$700 million and a combined co-participation and retention level of $197 million of losses for a single event. Our 2007 catastrophe coverage provided maximum loss coverage limits of $600 million with a combined co-participation and retention level of $167 million of losses for a single event. The 2008 program contains an automatic reinstatement premium provision in the event we exhaust this maximum coverage. Although we believe the increase in coverage and retention for 2008 is appropriate given our increased surplus and the current reinsurance pricing environment, there can be no assurance that this reinsurance program will provide coverage levels that will prove adequate should we experience losses from one significant or several large catastrophes during 2008. See “Reinsurance” in Item 1 – Business on pages 13 to 15 of this Form 10-K for further information on our reinsurance programs.

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

LIFE COMPANIES

On December 30, 2005, we sold all of the outstanding shares of capital stock of AFLIAC, a life insurance subsidiary representing approximately 95% of our run-off variable life insurance and annuity business, to Goldman Sachs. The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, FAFLIC provided transition services to Goldman Sachs from December 30, 2005 through December 31, 2006. (See Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business on pages 48 and 49 of this Form 10-K).

Our Life Companies segment is discussed in two major components: Continuing Operations and Discontinued Operations.

Continuing Operations

Our Life Companies Continuing Operations business, all of which is in runoff, consists primarily of traditional life insurance products (principally the Closed Block), a block of retirement products, and two remaining GICs. Assets and liabilities related to our reinsured variable life insurance an annuity business (including group life and health voluntary pools) are also reflected in this segment.

The following table summarizes the results of operations for the Continuing Operations segment for the periods indicated:

For the Years Ended December 31	2007	2006	2005
(In millions)
Segment revenues
Premiums	$32.8	$35.4	$36.9
Fees and other income	1.0	16.2	36.3
Net investment income (1)	77.5	90.9	112.1

Total segment revenue	111.3	142.5	185.3
Policy benefits, claims and losses	88.8	89.1	101.0
Policy acquisition expenses	0.7	1.1	6.7
Other operating expenses (2)	29.1	56.2	96.3

Segment loss	$(7.3)	$(3.9)	$(18.7)

(1)	Net investment income includes GIC income of $1.7 million, $4.9 million and $16.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Other operating expenses includes interest credited to the holders of such GICs of $2.7 million, $6.4 million and $19.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

2007 Compared to 2006

Life Companies’ Continuing Operations segment loss was $7.3 million for the year ended December 31, 2007, compared to a loss of $3.9 million during the same period in 2006. This increase was primarily due to unfavorable mortality experience in our group retirement and traditional lines of business. These increases were partially offset by lower operating expenses resulting from the run-off of the business, coupled with lower losses from our GIC line of business.

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

Discontinued Operations

The Discontinued Operations reflects the results of operations for the period that AFLIAC was part of THG and net costs and recoveries associated with the aforementioned sale of AFLIAC. Those net costs and recoveries primarily include, employee severance costs, indemnification expenses, transition services and operations conversion costs, as well as the net loss we incurred on the sale of AFLIAC in 2005.

Income from Operations of Discontinued Variable Life Insurance and Annuity Business

The following table summarizes the results of operations related to our Discontinued Operations for the periods indicated.

For the Years Ended December 31	2007	2006	2005
(In millions)
Total segment revenue	$—	$—	$336.6

Segment income before net realized gains and taxes	—	—	27.6
Net realized gains	—	—	6.8
Tax benefit and change in prior year tax reserves	5.2	—	8.3

Income from discontinued operations	$5.2	$—	$42.7

The 2007 tax benefit resulted from a favorable settlement related to an IRS audit for the 2002 to 2004 tax years. (See Income Taxes on pages 53 and 54 of this form 10-K for further discussion). The 2005 operating income consists primarily of results from AFLIAC variable life insurance and annuity business through the date of sale. We do not expect future pre- tax results related to the operations of this business; however, we are still subject to income tax benefits and/or expenses related to those tax years that have not yet been audited by the IRS.

Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business

For the Years Ended December 31	2007	2006	2005
(In millions)
Gain (loss) on sale of AFLIAC variable life insurance and annuity business	$7.9	$(29.8)	$(444.4)

The following table summarizes the components of the loss on the disposal of this business as of December 31, 2007, 2006 and 2005.

For the years Ended December 31 (In millions)	2007	2006	2005
Proceeds from Goldman Sachs	$—	$—	$318.8	(1)
Less:
Carrying value of AFLIAC	—	—	(719.3)	(2)
Hedge results	—	—	(27.9)	(3)
Provision for certain legal indemnities	—	(15.0)	(13.0)	(4)
Estimated transaction costs	—	—	(10.5)	(5)
Deferred gain on FAFLIC coinsurance	—	—	(8.6)	(6)
THG tax benefit	7.5	—	10.0	(7)
Realized gain on securities related to AFLIAC	—	—	6.1
Transition services and conversion costs	(0.5)	(3.9)	—
Severance and retention costs	(0.1)	(5.5)	—
Litigation and other items	1.0	(5.4)	—

Net gain (loss)	$7.9	$(29.8)	$(444.4)

(1)	Total proceeds from Goldman Sachs was based on the purchase price calculated as of the December 30, 2005 closing and were subject to adjustment based on the purchaser’s review of the final purchase price calculation. Proceeds include deferred payments of $46.7 million to be received over three years. We received $11.7 million and $23.3 million of this deferred balance on December 30, 2007 and 2006, respectively.

(2)	Shareholder’s equity of the AFLIAC variable life insurance and annuity business at December 30, 2005, prior to the impact of the sale transaction.

(3)	A hedging program was implemented on August 23, 2005 to reduce the volatility in the sales price calculation from effects of equity market movements through the date of the closing.

(4)	Liability for certain contractual indemnities of AFLIAC provided under the stock purchase agreement to Goldman Sachs recorded under FIN 45.

(5)	Transaction costs include investment banker, legal, vendor contract licensing and other professional fees.

(6)	Included in the proceeds from Goldman Sachs is the FAFLIC variable business coinsurance ceding commission of $8.6 million. This gain was deferred and is being amortized over the remaining life of the policies in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

(7)	At December 31, 2007, THG received a tax benefit related to the utilization of net operating loss carryforwards previously generated by AFLIAC. At December 31, 2005, the tax benefit was primarily due to realized losses generated by the AFLIAC sale.

For the year ended December 31, 2007, we recorded a gain of $7.9 million primarily related to a $7.5 million tax benefit from the utilization of net operating loss carryforward previously generated by AFLIAC. (See Income Taxes on pages 53 and 54 of this form 10-K for further discussion). In 2006, we recorded additional costs associated with the sale of $29.8 million, net of tax. Included in this charge was an additional $15.0 million provision for our estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45.

Although we believe our FIN 45 liability for legal and regulatory matter indemnities is appropriate, such estimates are inherently uncertain and there can be no assurance that these estimates will not materially increase in the future. Also included in the loss for 2006 was $14.8 million of costs primarily related to employee severance costs, net costs of transitional services, operations conversion expenses and other litigation matters. We substantially completed the transition services in 2006; therefore, we did not incur a significant amount of such expenses during 2007.

INVESTMENT PORTFOLIO

We held general account investment assets diversified across several asset classes, as follows:

DECEMBER 31	2007		2006
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$5,722.0	91.8%	$5,629.0	90.3%
Equity securities (1)	44.9	0.7	17.2	0.3
Mortgages	41.2	0.7	57.1	0.9
Policy loans (1)	116.0	1.9	125.7	2.0
Cash and cash equivalents (1)	275.4	4.4	372.7	6.0
Other long-term investments	30.7	0.5	35.4	0.5

Total	$6,230.2	100.0%	$6,237.1	100.0%

(1)	We carry these investments at fair value.

Total investment assets were approximately $6.2 billion for both years ended December 31, 2007 and 2006. During 2007, investment assets decreased $6.9 million, or 0.1%, of which cash and cash equivalents decreased $97.3 million, partially offset by a $93.0 million increase in fixed maturities. Cash and cash equivalents decreased primarily due to a decline in the balance of collateral held related to our securities lending program. Fixed maturities increased primarily due to purchases resulting from improved operational cash flows in our Property and Casualty group and the acquisition of Professionals Direct, Inc. investment assets. These increases were partially offset by the sale of fixed maturities in the Life Companies to fund the run-off of our life operations.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, mortgage-backed securities, taxable and tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), our fixed maturity portfolio consisted of 94.5% investment grade securities at December 31, 2007 and 93.9% at December 31, 2006. We do not hold subprime mortgages either directly or through our mortgage backed securities, nor do we currently own any collateralized debt and loan obligations or invest in credit derivatives. Also, we have limited exposure to the secondary credit risk presented by financial guarantors. Financial guarantor insurance enhanced municipal bonds were approximately $368 million, or 46%, of our municipal bond portfolio at December 31, 2007, with a weighted average rating of AAA. The overall weighted average credit rating of our insured municipal bond portfolio giving no effect to the insurance enhancement was AA-. In addition, we believe we have limited indirect exposure to subprime mortgages through our investments in debt securities of banking, brokerage and insurance companies. Based on the issuing companies’ public disclosure, we identified approximately $142 million of corporate bonds which, we believe have significant subprime exposure. At December 31, 2007, these securities have a weighted average rating of A and net unrealized losses of $11.5 million.

The following table provides information about the credit quality of our fixed maturities.

DECEMBER 31		2007			2006
(In millions, except percentage data)
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$4,149.5	$4,164.1	72.8%	$4,095.7	$4,073.6	72.3%
2	Baa	1,257.6	1,244.2	21.7	1,221.0	1,216.0	21.6
3	Ba	130.7	129.6	2.3	127.0	129.6	2.3
4	B	151.9	151.1	2.6	154.6	161.9	2.9
5	Caa and lower	32.4	30.6	0.5	43.7	45.0	0.8
6	In or near default	1.0	2.4	0.1	1.2	2.9	0.1

Total fixed maturities		$5,723.1	$5,722.0	100.0%	$5,643.2	$5,629.0	100.0%

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested and expect to continue investing a small portion of funds in equity securities, and we may invest a portion in below investment grade fixed maturities and other assets. The average yield on fixed maturities was 5.6% for the years ended December 31, 2007 and 2006.

At December 31, 2007, $111.3 million of our fixed maturities were invested in traditional private placement securities, as compared to $121.1 million at December 31, 2006. Fair values of traditional private placement securities are determined by either a third party broker or by internally developed pricing models, including the use of discounted cash flow analyses.

We recognized $2.4 million of realized losses on other-than-temporary impairments of fixed maturities for the year ended December 31, 2007, as compared to $9.3 million for the year ended December 31, 2006, principally resulting from our exposure to below investment grade securities. In addition, we recognized $1.1 million and $0.2 million of realized losses on other-than-temporary impairments related to other long-term investments and equity securities, respectively, for the year ended December 31, 2007. In 2006, we recognized $2.0 million of realized losses on other-than-temporary impairments related to other long-term investments. In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which reduces net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

DECEMBER 31	2007		2006
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
12 months or less	$27.1	$740.0	$13.2	$1,322.1
Greater than 12 months	34.3	1,214.7	55.4	2,089.5

Total investment grade fixed maturities	61.4	1,954.7	68.6	3,411.6

Below investment grade fixed maturities:
12 months or less	8.3	171.0	1.3	68.3
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities	8.3	171.0	1.3	68.3
Equity securities	0.5	17.8	—	—

Total fixed maturities and equity securities	$70.2	$2,143.5	$69.9	$3,479.9

We had approximately $70 million of gross unrealized losses on fixed maturities and equity securities at both December 31, 2007 and 2006. Gross unrealized losses of below investment grade fixed maturities and equity securities increased $7.5 million primarily due to the impact of increased credit spreads in fixed maturities. The decrease of $7.2 million in gross unrealized losses of investment grade fixed maturity investments is primarily due to the impact of lower market interest rates in 2007 as compared to 2006. Obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions had associated gross unrealized losses of $4.7 million at December 31, 2007 and $10.9 million at December 31, 2006. At both December 31, 2007 and 2006, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses of fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near-term. Furthermore, as of December 31, 2007, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period, and for equity securities at December 31, 2007 and 2006. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

DECEMBER 31	2007	2006
(In millions)
Due in one year or less	$0.2	$0.8
Due after one year through five years	11.2	13.4
Due after five years through ten years	38.5	29.9
Due after ten years	19.8	25.8

Total fixed maturities	69.7	69.9
Equity securities	0.5	—

Total fixed maturities and equity securities	$70.2	$69.9

The carrying value of fixed maturities on non-accrual status at December 31, 2007 and 2006, as well as the effect that non-accruals had on net investment income were not material. Although we did not experience defaults in 2007, any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

MARKET RISK AND RISK MANAGEMENT POLICIES

INTEREST RATE SENSITIVITY

Our operations are subject to risk resulting from interest rate fluctuations which may adversely impact the valuation of the investment portfolio. In a rising interest rate environment, the value of the fixed income sector, which comprises 92% of our total portfolio, may decline as a result of decreases in the fair market value of the securities. Our intent is to hold securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to changes in the financial markets or our analysis of an issuer’s credit metrics and prospects. Interest rate fluctuations may also reduce net investment income and as a result, profitability. The portfolio may realize lower yields and therefore lower net investment income on securities because the securities with prepayment and call features may prepay at a different rate than originally projected. In a declining interest rate environment, prepayments and calls may increase as issuers exercise their option to refinance at lower rates. The resulting funds would be reinvested at lower yields. In a rising interest rate environment, the funds may not be available to invest at higher interest rates.

We determine the appropriate asset allocation (the selection of broad investment categories such as fixed maturities, equity securities and mortgage loans) by a process that focuses on our types of businesses and associated products, the level of surplus required to support the different businesses and the risk return profiles of the underlying asset classes. We look to balance the goals of capital preservation, stability, liquidity and after tax total return. For our Property and Casualty business, we developed an investment strategy that maximizes income with consideration towards driving long-term growth of shareholders’ equity and book value. Through fundamental research and credit analysis, our investment professionals seek to identify a combination of undervalued securities in the credit markets and stable income producing higher quality U.S. government and agency securities, corporate and mortgage-backed securities. For our Life business, our strategy is to generate investment income while maintaining stability of investment values and preserving capital. As part of this approach, we develop investment guidelines for each portfolio consistent with the return objectives, risk tolerance, liquidity, time horizon, tax and regulatory requirements of the related product or business. We have a general policy of diversifying investments both within and across all portfolios. We monitor the credit quality of our investments and our exposure to individual markets, borrowers, industries, sectors, and in the case of direct commercial mortgages, property types and geographic locations. In addition, we currently carry long-term debt which is subject to interest rate risk. The majority of this debt was issued at fixed interest rates of 8.207% and 7.625%. Current market conditions do not allow for us to invest assets at similar rates of return; and, therefore our earnings on a similar level of assets is not sufficient to cover our current debt interest costs.

The following tables for the years ended December 31, 2007 and 2006 provide information about our financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturities, unless otherwise noted below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed and asset-backed securities are included in the category representing their expected maturity. Available-for-sale securities include both U.S. and foreign-denominated fixed maturities, but exclude foreign currency swap contracts. For liabilities that have no contractual maturity, the tables present principal cash flows and related weighted-average interest rates based on our historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Additionally, we have assumed our available-for-sale securities are similar enough to aggregate those securities for presentation purposes. Specifically, variable rate available-for-sale securities comprise an immaterial portion of the portfolio and do not have a significant impact on weighted-average interest rates. Therefore, the variable rate investments are not presented separately; instead they are included in the tables at their current interest rate.

For the Years Ended December 31, 2007	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value 12/31/07
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$468.7	$373.6	$516.5	$625.6	$578.1	$3,285.8	$5,848.3	$5,849.7
Average interest rate	4.80%	5.80%	5.98%	6.12%	5.94%	5.60%	5.67%
Mortgage loans	$2.3	$4.5	$21.4	$0.4	$0.9	$12.7	$42.2	$43.9
Average interest rate	7.10%	7.60%	8.09%	6.61%	8.45%	7.59%	7.83%
Policy loans	$—	$—	$—	$—	$—	$116.0	$116.0	$116.0
Average interest rate	—	—	—	—	—	6.17%	6.17%
Rate Sensitive Liabilities:
Supplemental contracts without life contingencies	$11.4	$2.0	$1.5	$1.2	$1.1	$3.6	$20.8	$20.8
Average interest rate	1.66%	2.67%	2.71%	2.76%	2.81%	2.89%	2.15%
Other individual contract deposit funds	$5.1	$4.5	$3.9	$3.5	$4.0	$68.6	$89.7	$89.7
Average interest rate	3.62%	3.58%	3.54%	3.52%	3.50%	3.50%	3.52%
Other group contract deposit funds	$4.1	$4.0	$3.7	$3.5	$3.2	$10.4	$28.9	$28.8
Average interest rate	4.26%	4.26%	4.26%	4.26%	4.26%	4.26%	4.26%
Trust instruments supported by funding obligations	$19.0	$—	$—	$20.3	$—	$—	$39.3	$39.5
Average interest rate	8.20%	—	—	6.00%	—	—	7.24%
Long-term debt	$—	$—	$3.1	$—	$—	$508.8	$511.9	$480.2
Average interest rate	—	—	7.79%	—	—	7.98%	7.98%

For the Years Ended December 31, 2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value 12/31/06
(Dollars in millions)
Rate Sensitive Assets:
Available-for-sale securities	$404.0	$319.5	$371.9	$519.1	$681.7	$3,422.2	$5,718.4	$5,722.8
Average interest rate	5.41%	5.34%	5.95%	6.09%	6.19%	5.62%	5.72%
Mortgage loans	$1.4	$2.5	$4.7	$31.7	$0.5	$17.3	$58.1	$60.7
Average interest rate	7.67%	7.05%	7.58%	8.05%	6.59%	7.66%	7.83%
Policy loans	$—	$—	$—	$—	$—	$125.7	$125.7	$125.7
Average interest rate	—	—	—	—	—	5.80%	5.80%
Rate Sensitive Liabilities:
Supplemental contracts without life contingencies	$6.5	$3.4	$2.2	$1.2	$0.8	$1.3	$15.4	$15.4
Average interest rate	2.86%	2.77%	2.54%	2.64%	2.52%	2.52%	2.64%
Other individual contract deposit funds	$6.7	$5.5	$4.8	$3.9	$3.3	$70.7	$94.9	$94.9
Average interest rate	3.57%	3.54%	3.51%	3.51%	3.50%	3.50%	3.52%
Other group contract deposit funds	$4.1	$4.1	$4.1	$2.6	$2.1	$13.5	$30.5	$30.3
Average interest rate	2.33%	2.33%	2.33%	2.33%	2.33%	2.33%	2.33%
Trust instruments supported by funding obligations	$—	$19.0	$—	$—	$20.1	$—	$39.1	$39.8
Average interest rate	—	8.20%	—	—	6.00%	—	7.24%
Long-term debt	$—	$—	$—	$—	$—	$508.8	$508.8	$549.4
Average interest rate	—	—	—	—	—	7.98%	7.98%

FOREIGN CURRENCY SENSITIVITY

In 2007 and 2006, we did not have material exposure to foreign currency related risk.

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

The provision for federal income taxes from continuing operations in 2007 was an expense of $109.2 million, compared to an expense of $87.7 million in 2006 and a benefit of $5.2 million in 2005. These provisions resulted in consolidated effective federal tax rates of 31.3%, 31.4% and (7.3%) on pre-tax income for 2007, 2006 and 2005, respectively. The 2007 provision reflects a $2.6 million benefit resulting from a settlement with the IRS of interest claims for 1977 through 1994. Additionally both 2007 and 2006 include benefits of $2.1 million and $3.3 million, respectively, due to reductions in our federal income tax reserves resulting from clarification of outstanding issues for prior years in the course of ongoing IRS audits. The 2005 provision reflects a $9.5 million benefit resulting from the settlement of disputed items in our federal tax returns filed for 1992 to 1994, as well as a $2.3 million benefit also resulting from a reduction in federal income tax reserves for prior years from ongoing IRS audits.

Absent the aforementioned benefits, the effective tax rates in 2007, 2006 and 2005 would have been 32.7%, 32.6% and 9.3%, respectively. The slight increase from 2006 to 2007 is primarily due to higher underwriting income and a reduced level of tax-exempt interest income in the current year. The unusually low tax rate in 2005 reflects low underwriting income resulting primarily from Hurricane Katrina. We expect that at current levels of underwriting income, our federal income tax rate in future years may continue to increase slightly due to reduced levels of tax-exempt investment income and low income housing credits.

In addition to the aforementioned benefits from ongoing IRS audits, we reached an agreement with the IRS on our 2002 to 2004 audit cycle in December 2007. The resulting assessment of federal income tax was offset by the utilization of net operating loss carryforwards of our former subsidiary, AFLIAC. The recognition of these net operating loss carryforwards resulted in a $7.5 million tax benefit recorded in discontinued operations as an adjust-

ment to the loss on the disposal of our variable life insurance and annuity business. In addition, a benefit of $5.2 million, also related to AFLIAC items from 2002 to 2004, was recognized in discontinued operations as income from our discontinued variable life insurance and annuity business. We expect to settle the 1995 through 2001 audit cycle during 2008 without a significant adverse impact. The IRS audit for tax years 2005 through 2006 commenced in December 2007.

During 2007, we decreased our valuation allowance related to our deferred tax asset by $3.3 million, from $169.4 million to $166.1 million. The decrease in this valuation allowance resulted primarily from unrealized appreciation of our investment portfolio. Accordingly, we recorded a decrease in the valuation allowance of $3.7 million as an adjustment to Accumulated Other Comprehensive Loss in the Shareholders’ Equity section of the Consolidated Balance Sheets. This was partially offset by an increase in our valuation allowance of $0.5 million related to our life company charitable contribution carryforward, as it is our opinion that it is more likely than not that this asset will not be fully realized. This additional valuation allowance was reflected in our federal income tax expense in our Consolidated Statements of Income.

Included in our deferred tax net asset as of December 31, 2007 is an asset of $168.1 million related to capital loss carryforwards. Our pre-tax capital losses carried forward are $480.4 million, including $470.6 million resulting from the sale of our variable life insurance and annuity business in 2005. A valuation allowance of $165.6 million has been recorded against our gross capital loss carryforwards, since it is our opinion that it is more likely than not that this asset will not be fully realized. Our estimate of the gross amount and likely realization of capital loss carryforwards may change over time. In addition, at December 31, 2007, we have a deferred tax asset of $168.7 million, of which $131.9 million relates to alternative minimum tax credit carryforwards and $36.8 million relates to low income housing tax credit carryforwards. The alternative minimum tax credit carryforwards have no expiration date and the low income housing credit carryforwards will expire beginning in 2021. We may utilize the credits to offset regular federal income taxes due from future income, and although we believe that these assets are fully recoverable, there can be no certainty that future events will not affect their recoverability.

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

A corporation is entitled to a tax deduction from gross income for a portion of any dividend which was received from a domestic corporation that is subject to income tax. This is referred to as a “dividends received deduction.” In this and in prior years, we have taken this dividends received deduction when filing our federal income tax return. Many separate accounts held by life insurance companies receive dividends from such domestic corporations, and therefore, were regarded as entitled to this dividends received deduction. In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends received deduction on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are not yet known, but they could result in the elimination of some or all of the separate account dividends received deduction tax benefit that we receive. We believe that it is more likely than not that any such regulation would apply prospectively only, and application of this regulation is not expected to be material to our results of operations in any future annual period. However, there can be no assurance that the outcome of the revenue ruling will be as anticipated and should retroactive application be required, our results of operations may be adversely affected in a quarterly or annual period. We believe that retroactive application would not materially affect our financial position.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1— “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Financial Statements and Supplementary Data on pages 78 to 86 of this Form 10-K.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at December 31, 2007 and 2006 included the current extent to which growth and product mix changes in our Commercial Lines segment have affected our ultimate loss trends, the significant growth in our Personal Lines new business in 2006 and related growth in a number of states, the significant improvement in personal lines frequency and severity trends the industry has experienced over the past couple of years which were unanticipated and remain to some extent unexplained, significant growth and product mix changes in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses, and the potential for adverse development in the workers’ compensation line, where losses tend to emerge over long periods of time and rising medical costs, while moderating, continue to be a concern. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At December 31, 2007 and 2006, total recorded reserves were 5.2% and 5.7% greater than actuarially indicated point estimates, respectively. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $24 million impact on property and casualty segment income, based on 2007 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (See Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions on pages 41 to 43 of this Form 10-K for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions” on pages 41 to 43 of this Form 10-K, estimated loss and LAE reserves for claims occurring in prior years, excluding those related to Hurricane Katrina, developed favorably by $153.4 million, $128.6 million and $79.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, which represents 6.9%, 5.7% and 3.4% of loss reserves held, respectively. Also in 2007 and 2006, reserves for Hurricane Katrina developed unfavorably by $17.0 million and $48.6 million, respectively. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1-Business on pages 11 and 12 of this Form 10-K, for guidance related to the annual development of our loss and LAE reserves.

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

In 2006 and 2007, trends in claims activity caused us to re-evaluate and increase our estimate of Hurricane Katrina net loss and loss adjustment reserves by $48.6 million and $17.0 million, respectively. In Commercial Lines, we increased our estimate of net losses in 2006, primarily due to the recognition of higher business interruption exposure as more complete information was provided by insureds in response to our initiative to obtain related documentation and to the impact of disputes related to wind versus water as the cause of loss. Additionally, for both Commercial and Personal Lines in 2006, we experienced the continuation of supplemental payments on previously closed claims caused by the development of latent damages as well as inflationary pressures on repair costs. In 2007, we increased our estimate of Commerical Lines net losses primarily due to an increase in recent litigation activity. We believe this increase in litigation activity is due to the expiration, on August 30, 2007, of the two year limit for a policyholder to challenge Hurricane Katrina claims. We also increased our Hurricane Katrina estimate in Commercial Lines in 2007 for supplemental payments on previously closed claims, similar to those experienced in 2006.

The estimate of loss adjustment expenses related to Hurricane Katrina increased $7.7 million and $8.4 million in 2007 and 2006, respectively. The increase in litigation activity in 2006 resulted from the pre-existing one year limit on a policyholders’ ability to challenge claims. This one year limit was extended to August 2007 by legislative action, which we believe resulted in increased litigation activity in the third quarter of 2007.

We are also defendants in various litigation, including putative class actions, which dispute the scope or enforceability of the “flood exclusion”, claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (see Contingencies and Regulatory Matters – Litigation and Certain Regulatory Matters on pages 63 to 66 of this Form 10-K). Although we believe our current Hurricane

Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

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

The discount rate enables us to state expected future cash flows as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. We determined our discount rate utilizing the Citigroup Pension Discount Curve as of December 31, 2007. At December 31, 2007, based upon our qualified plan assets in relation to this discount curve, we increased our discount rate to 6.38%, from 5.88% at December 31, 2006.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. For the years ended December 31, 2007 and 2006, the expected rate of return on plan assets was 8.0% and 8.25%, respectively. Increases in actual returns on plan assets will generally reduce our net actuarial losses that are reflected in our accumulated other comprehensive income balance in shareholders’ equity.

Our expense in 2007 of $11.4 million included $6.0 million of expenses for 2006 due to the correction in 2007 of participant data as discussed in “Other Matters” on page 63 of this Form 10-K. Excluding the correction, we expect our pre-tax pension expense to decrease by approximately $7.1 million in 2008 from an expense of $5.4 million in 2007, to a benefit of $1.7 million in 2008. This decrease in expense is primarily due to the aforementioned increase in the discount rate.

Holding all other assumptions constant, sensitivity to changes in our key assumptions are as follows:

Discount Rate – A 25 basis point increase in discount rate would decrease our pension expense in 2008 by $0.3 million and decrease our projected benefit obligation by approximately $13 million. A 25 basis point reduction in the discount rate would increase our pension expense by $2.1 million and increase our projected benefit obligation by approximately $14 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2008 by $1.1 million.

SIGNIFICANT TRANSACTIONS

On October 16, 2007, our Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of February 15, 2008, we have repurchased approximately 329,000 shares at an aggregate cost of $14.3 million.

On September 14, 2007, we acquired all of the outstanding shares of Professionals Direct, Inc. for $23.2 million. Professionals Direct, Inc. is a Michigan-based holding company whose primary business is professional liability insurance for small and mid-sized law practices and generates annual written premium of approximately $30 million.

On August 3, 2007, the Commissioner of the Florida Office of Insurance Regulation issued a Consent Order which permitted us to non-renew our Florida homeowners insurance policies, beginning December 15, 2007, and continuing until all such policies are non-renewed, which is expected to occur over the ensuing twelve months. Non-renewal of these policies is expected to affect policies which represent approximately $16 million in written premium. Florida agents whose customers will be affected by such non-renewals will be offered appointments with another company, which in turn will offer to such customers’ new homeowners policies on substantially the same terms and rates as we had provided. Additionally, we have entered into an agreement with a Florida insurance carrier pursuant to which we are deemed “affiliated” with such insurance carrier such that we are not prohibited from continuing to write personal automobile insurance in Florida.

On August 31, 2006, we sold all of the outstanding shares of Financial Profiles, Inc., a wholly-owned subsidiary, to Emerging Information Systems Incorporated. We originally acquired Financial Profiles, Inc. in 1998 in connection with our then-ongoing life insurance and annuity operations. We received pre-tax proceeds of $21.5 million from the transaction and recognized an after-tax gain of $7.8 million in 2006. In 2007, we recognized an additional gain of $0.8 million for certain tax benefits associated with the sale.

On December 28, 2005, our Board of Directors authorized a share repurchase program of up to $200 million. As of May 3, 2006, we completed this share repurchase program, with repurchases of 4.0 million shares at an aggregate cost of $200 million.

On December 30, 2005, we sold all of the outstanding shares of capital stock of AFLIAC, a life insurance subsidiary representing approximately 95% of our run-off variable life insurance and annuity business, to Goldman Sachs. The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, we agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Services, Inc., our investment advisory subsidiary, concurrently with the consummation of the fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006. For the year ended December 31, 2005, we recorded a loss $444.4 million, related to this sale transaction. In connection with the sale, FAFLIC provided transition services from the December 30, 2005 closing through December 31, 2006. Costs associated with these transition services and additional costs provided for indemnification obligations to Goldman Sachs in connection with the sale, totaled $29.8 million as of December 31, 2006. In 2007 we received benefits of $7.9 million associated with this business, primarily related to a tax settlement with the IRS (see Income Taxes on pages 53 and 54 of this Form 10-K). These were reflected in 2007 and 2006, respectively as a gain (loss) on disposal of variable life insurance and annuity business.

STATUTORY CAPITAL OF INSURANCE SUBSIDIARIES

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for FAFLIC and Hanover Insurance, as of December 31, 2007 and December 31, 2006, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level).

2007

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover Insurance (1)	$1,666.4	$488.2	$244.1	341%	683%
FAFLIC	188.9	37.4	18.7	506%	1010%

(1)	Hanover Insurance’s Total Adjusted Capital includes $737.1 million related to its subsidiary, Citizens.

2006

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover Insurance (1)	$1,463.6	$473.0	$236.5	309%	619%
FAFLIC (2)	179.9	41.7	20.9	431%	861%

(1)	Hanover Insurance’s Total Adjusted Capital includes $736.8 million related to its subsidiary, Citizens.

(2)	FAFLIC’s Total Adjusted Capital is reported net of the $40.0 million dividend declared to the holding company in December 2006.

The total adjusted statutory capital position of Hanover Insurance improved during 2007, from $1.5 billion at December 31, 2006 to $1.7 billion at December 31, 2007. This increase is primarily due to improved underwriting results in our property and casualty business. The total adjusted statutory capital position of FAFLIC improved during 2007, from $179.9 million at December 31, 2006 to $188.9 million at December 31, 2007. The increase in statutory surplus primarily resulted from the recognition of tax attributes, partially offset by reserve strengthening in our group retirement line of business, an increase in our pension liabilities, changes in assets for statutory purposes and higher litigation costs.

The improvement of FAFLIC’s RBC ratios reflects the increase in statutory surplus as well as lower required risk-based capital primarily due to lower asset and statutory reserve levels as a result of scheduled GIC maturities, coinsurance, and continued business run-off.

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

Approximately $167 million is currently available to dividend from our property and casualty companies without prior approval from the Insurance Commissioners in the states of domicile. During 2007 and 2006, we declared no dividends from our property and casualty businesses to the holding company. In January 2008, the Massachusetts Division of Insurance (the “Division”) approved a $17 million dividend from FAFLIC, which was paid to the holding company in February 2008. In 2006, the Division approved a dividend from FAFLIC of $40 million effective December 31, 2006, which was paid to the holding company in 2007. In 2005, in connection with the sale of the variable life insurance and annuity business to Goldman Sachs, the Division approved both a cash dividend from FAFLIC of $48.6 million, including the $8.6 million ceding commission related to the reinsurance of 100% of FAFLIC’s variable life insurance and annuity business, and the distribution of other non-insurance subsidiaries, from which the holding company received an additional $15.4 million of funds. These dividends were paid to the holding company in 2006.

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

Net cash provided by operating activities was $73.3 million, $41.8 million and $153.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The $31.5 million increase in cash provided by operating activities primarily resulted from higher net written premium in our property and casualty business. In addition, lower payments in 2007 associated with Hurricane Katrina also contributed to the increase in cash from operations. These increases were partially offset by increased non-Hurricane Katrina loss and loss adjustment expense payments. The $111.3 million decrease in cash provided by operating activities in 2006 resulted primarily from an increase in cash outflows for loss and LAE payments primarily related to 2005 catastrophes. Also, payments to fund our qualified defined pension plan increased by $48.1 million.

Net cash used in investing activities was $72.3 million in 2007 as compared to net cash provided of $97.9 million in 2006 and $811.5 million in 2005. During 2007, we used cash primarily to fund net purchases of fixed maturity securities, resulting from improved underwriting results in our property and casualty business, partially offset by the run-off of our Life Companies’ operations. Additionally, in 2007, we purchased Professionals Direct, Inc. In 2006, approximately $69 million of the cash provided resulted from proceeds received from the sale of our variable life insurance and annuity business and Financial Profiles, Inc. Additionally, we received cash in 2006 from collections related to mortgage loans. Approximately $692 million of the cash provided in 2005, resulted from net sales of fixed maturities, primarily due to the maturity of certain long-term funding agreements in our Life Companies segment. Additionally, we received approximately $121 million in proceeds related to the 2005 sale of our variable life insurance and annuity business.

Net cash used in financing activities was $98.3 million, $468.5 million and $749.6 million in 2007, 2006 and 2005, respectively. During 2007, cash used in financing activities resulted from a net repayment of $101.0 million related to our securities lending program and dividend payments of $20.8 million, partially offset by $23.8 million of proceeds from option exercises. Cash used in 2006 was primarily due to the maturity of certain long-term funding agreements in our Life Companies segment and to fund our share repurchase program, in which we repurchased 4.0 million shares at an aggregate cost of approximately $200 million. Cash used in 2005 was primarily due to the maturity of certain long-term funding agreements in our Life Companies segment, including trust instruments supported by funding obligations and the reduction of cash held as collateral related to our securities lending program.

During 2005, we sold AFLIAC, which held $11.0 billion of assets and $10.7 billion of liabilities at December 30, 2005. Assets transferred as a part of the sale included investment assets of $1.3 billion and $123.2 million of cash.

At December 31, 2007, THG, as a holding company, had $316.5 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our future obligations, which currently consist primarily of interest on both our senior debentures and our junior subordinated debentures, and to pay certain federal income tax liabilities expected to become due in 2008. We also expect that the holding company will be required to make payments in 2008 related to indemnification of liabilities associated with the sale in 2005 of the variable life insurance and annuity business. We currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2008 holding company obligations. In 2007, we paid an annual dividend of forty cents per share to our shareholders totaling $20.8 million. We believe that our holding company assets are sufficient to provide for future shareholder dividends should the Board of Directors declare them.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. Based on current law, we are required to contribute an estimated $21.5 million in 2008. We expect to continue to make significant cash contributions to our qualified defined benefit pension plan in future years. Effective January 1, 2008, Hanover Insurance became the common employer of all employees of the holding company and its subsidiaries and as such, the funding of these plans is now the legal responsibility of Hanover Insurance.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments.

On October 16, 2007, our Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of February 15, 2008, we had repurchased approximately 329,000 shares for a cost of approximately $14.3 million.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We had no borrowings under this line of credit during 2007. Additionally, we had no commercial paper borrowings as of December 31, 2007 and we do not anticipate utilizing commercial paper in 2008.

Our financing obligations generally include repayment of our senior debentures and junior subordinated debentures, operating lease payments and trust instruments supported by funding obligations. The following table represents our annual payments related to the principal payments of these financing obligations as of December 31, 2007 and operating lease payments reflect expected cash payments based upon lease terms. In addition, we also have included individual contract deposit funds related to the operations of our life insurance companies which provide for contractual payments, our estimated payments related to our policy and claim reserves, as well as our current expectation of payments to be made to support the obligations of our benefit plans. Actual payments may differ from the contractual and/or estimated payments in the table.

December 31, 2007 (In millions)	Maturity less than 1 year	Maturity 1-3 years	Maturity 4-5 years	Maturity in excess of 5 years	Total
Long-term debt (1)	$—	$3.1	$—	$508.8	$511.9
Interest associated with long-term debt (1)	40.8	81.6	81.2	565.9	769.5
Trust instruments supported by funding obligations (2)	19.0	—	20.1	—	39.1
Individual contract deposit funds (3)	10.3	20.4	16.0	28.9	75.6
Operating lease commitments (4)	12.9	14.9	5.9	0.6	34.3
Qualified pension plan funding obligations (5)	21.5	24.2	22.6	—	68.3
Non-qualified pension and post-retirement benefit obligations (6)	8.3	16.3	16.1	38.9	79.6
Life-contingent contract benefit obligations (7), (11)	57.2	109.8	103.6	825.2	1,095.8
Group annuity pension benefit obligations (8)	43.0	80.9	74.2	444.6	642.7
Certain group life and health insurance obligations (9), (11)	7.0	13.8	13.5	127.0	161.3
Loss and LAE obligations (10)	1,330.1	932.6	408.7	494.4	3,165.8

(1)	Long-term debt includes our senior debentures due in 2025, which pay annual interest at a rate of 7 5/8%, and our junior subordinated debentures due in 2027, which pay cumulative dividends at an annual rate of 8.207%. Payments related to both of these agreements are expected to be made at the end of the debt agreement. We hold additional junior subordinated debentures which pay cumulative dividends at an annual rate of 7.785% until 2010 and change to LIBOR plus 3.625% through maturity in 2035. Payments related to this agreement are expected to be made in 2010.

(2)	Trust instruments supported by funding obligations payments are reflected in the category representing their contractual maturity.

(3)	Individual contract deposit funds are reflected in the category representing their contractual maturity.

(4)	We have operating leases in FAFLIC, Hanover Insurance and Citizens.

(5)	Qualified pension plan funding obligations represent estimated amounts necessary to be contributed to the plan to satisfy minimum funding obligations in accordance with the Employee Retirement Income Security Act of 1974. These payments have been estimated through 2012. Additional contributions may be required based on the level of pension assets and liabilities in future periods. These estimated payments are based on several assumptions, including, but not limited to, the rate of return on plan assets, the discount rate for benefit obligations, mortality experience, and interest crediting rates. Differences between actual plan experience and our assumptions will result in changes to our future minimum funding obligations.

(6)	Non-qualified pension and postretirement benefit obligations reflect estimated payments to be made through plan year 2017 for pension, postretirement and postemployment benefits. Estimates of these payments and the payment patterns are based upon historical experience.

(7)	Life-contingent contract benefits relate to traditional life insurance contracts and reflect the estimated cash payments to be made to policyholders in the future. The timing of cash outflows related to these contracts is based on historical experience and our expectation of future payment patterns. Uncertainties relating to these estimates include mortality assumptions, customer lapse and surrender activity, renewal premium and expense assumptions. Actual payments may differ from our estimates and could result in a significantly different future payment pattern. The total contractual obligation exceeds the corresponding liability on the financial statements primarily because the financial statement liability has been discounted for interest.

(8)	Group annuity pension obligations reflect the estimated cash payments due to annuitants as a result of policies purchased from us by their employers. The timing of cash outflows related to these contracts is based on historical experience and our expectation of future payment patterns. Mortality assumptions are the primary uncertainty in estimating these obligations. The total contractual obligations exceeds the corresponding liability on the financial statements primarily because the financial statement liability has been discounted for interest.

(9)	During 1999, we exited our group life and health insurance business. Certain group life and health benefit obligations relate to this discontinued business and primarily represent the run-off of accident and health assumed reinsurance pool obligations. The timing of cash outflows related to these contracts is based on historical experience and information provided by the administrators of each pool. Uncertainties relating to these estimates include mortality assumptions, morbidity assumptions, medical inflation costs and other factors. Actual payments may differ from our estimates and could result in a significantly different future payment pattern. The total contractual obligations differs from the corresponding liability on the financial statements primarily because we have included approximate reserves related to business reinsured with other insurance companies and because the financial statement liability has been discounted for interest.

(10)	Unlike many other forms of contractual obligations, loss and LAE reserves do not have definitive due dates and the ultimate payment dates are subject to a number of variables and uncertainties. As a result, the total loss and LAE reserve payments to be made by period, as shown above, are estimates based principally on historical experience.

(11)	As of December 31, 2007, FAFLIC variable business reserves of $92.2 million, universal life reserves of $0.9 million, individual health insurance reserves of $16.1 million and certain group life and health insurance reserves of $175.0 million have been excluded because substantially all of these obligations are reinsured with other insurance companies. The related contractual obligations and cash flows are borne by the reinsurers.

Other Matters

We have a defined benefit pension plan that was frozen as of January 1, 2005. Pension plan participant information, referred to as census data, is maintained by a third party recordkeeper. Census data is an important component in our estimate of actuarially determined projected benefit obligations (“PBO”) and expense under Statement No. 87. During 2007, we detected errors in the census data prepared by our external recordkeeper and initiated a detailed review of current and certain historical pension census data.

The census data errors affected the actuarially estimated PBO as of December 31, 2005 and 2006. The impact represents a $46.1 million increase in our PBO, a reduction in shareholders’ equity of $40.1 million and a cumulative increase to prior periods’ pension expense of $6.0 million, of which approximately half relates to our Property and Casualty segment and half relates to our Life Companies segment. These amendments are not deemed to be material to our 2007 results of operations, financial position or cash flows and do not represent material errors in our previously issued consolidated quarterly or annual financial statements. As such, these amounts have been recorded in our 2007 results.

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTINGENCIES AND REGULATORY MATTERS

LITIGATION AND CERTAIN REGULATORY MATTERS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. On December 3, 2007, plaintiff filed a Notice of Appeal of this dismissal to the United States Court of Appeals for the Sixth Circuit. The potential outcome and our ultimate liability, if any, from this litigation is difficult to predict at this time.

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit, which, in a decision rendered on February 20, 2008, reversed the lower court with respect to damages and ordered the district court to enter a judgment that the plaintiffs are entitled to no damages other than the return of the $150,000 surrender charge. Plaintiffs have not yet indicated whether they will seek a re-hearing or petition the United States Supreme Court for a writ of certiorari, requesting a review of this decision.

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of December 31, 2007, there were approximately 330 such cases, at least two of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

Several actions pending against various insurers, including us, were consolidated for purposes of pretrial discovery and motion practice under the caption In re Katrina Canal Breaches Consolidated Litigation, Civil Action No. 05-4182 in the United States District Court, Eastern District of Louisiana. On November 27, 2006, the Federal District Court issued an Order in these consolidated cases denying our motion to dismiss. The Court held that the flood exclusions utilized in the forms of homeowners and commercial lines policies issued by us and a number of other insurance carriers were ambiguous because such exclusions did not specify that they applied to flooding caused by negligent acts or omissions, as well as to flooding caused by natural incidents such as Acts of God. The plaintiffs in these cases claim, among other things, that the efficient proximate cause of their losses was the third-party negligence of the Army Corps of Engineers and the Orleans Levee District in the maintenance of the canal walls or in its failure to warn the plaintiffs and others of the impending water intrusion. The Federal District Court ordered that discovery proceed on the questions of whether there was such negligence and whether such negligence was in fact the efficient proximate cause of such losses. On August 2, 2007, the United States Court of Appeals, Fifth Circuit issued an opinion reversing the District Court’s opinion and holding that flood exclusions, such as those contained in our policies, are applicable to Hurricane Katrina-related flooding irrespective of the cause of the flooding. On November 26, 2007, plaintiffs filed with the United States Supreme Court a petition for a writ of certiorari requesting a review of this decision.

Plaintiffs in several consolidated cases (including Sampia v. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal was heard by the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al., v. State Farm Fire & Casualty Co., No. 06-30946. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decision dismissing plaintiffs’ claims. Plaintiffs thereafter filed a petition for a writ of certiorari with the United States Supreme Court, which was denied on January 14, 2008.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including us. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims including claims under Louisiana’s Valued Policy Law, as well as claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been consolidated into the case In re Katrina Canal Breaches Consolidated Litigation referenced above.

We continue to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. The Fifth Circuit Court’s decisions in the federal court cases are not legally binding on the state courts, and the effect of these decisions may be affected by subsequent decisions issued by the Supreme Court of Louisiana, including cases to which we are not a party. Two such cases are presently pending before the Supreme Court of Louisiana, where they are scheduled for oral argument on February 26, 2008. One of these cases, Sher v. Lafayette Insurance Company, et al., No. 2007-C-2441, involves a claim by the plaintiff similar to that raised in the In re Katrina Canal Breaches litigation and ultimately rejected by the Fifth Circuit, that the insurer's flood exclusion was ambiguous in that it did not specify that it applied to flooding caused by negligent acts or omissions. The other case, Landry V. Louisiana Citizens Property Insurance Corporation, No. 2007-C-1907, includes an assertion by the plaintiffs similar to that considered and rejected by the Fifth Circuit in Chauvin, et al., V. State Farm Fire & Casualty Co. that the effect of Louisiana's Valued Policy Law is to render a total loss caused by a non-covered peril as covered so long as accompanied by any covered loss.

We believe that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that our flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on our financial position, as well as on our results of operations. We have established our loss and LAE reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered

Other Matters

We have been named a defendant in various other legal proceedings arising in the normal course of business, including one other suit which, like the Emerald case described above, challenges our imposition of certain restrictions on trading funds invested in separate accounts. In addition, we are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action, or regulatory proceedings or other legal proceedings in which we have been named a defendant, and our ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

OTHER REGULATORY MATTERS

During 2007, the Massachusetts Commissioner of Insurance issued two decisions pertaining to personal automobile insurance. The first decision calls for the end of the “fix-and-establish” system of setting automobile rates and replaces it with a system of “managed competition”. The second decision orders the implementation of an Assigned Risk Plan beginning with new business as of April 1, 2008.

The Commissioner of Insurance has issued a regulation providing the framework for the transition from a market in which the rates are set by the Commissioner to one in which companies propose their own rates. Our rate filing was approved by the Massachusetts Division of Insurance on January 18, 2008 and is expected to be implemented in the second quarter of 2008. Over the course of the year, we currently anticipate overall rate level decreases of approximately 8% to 9%. Certain Massachusetts legislators have called for legislation to be passed that would limit the implementation of “managed competition”. Reportedly, the legislators seek to implement a number of restrictions on the implementation of “managed competition”, including a limit on the type of permissible rating factors. It is uncertain as to whether the legislation will be enacted and if enacted, what effect, if any, it would have on our business. In any event, it is anticipated that personal automobile rates will decline in 2008, as noted above.

The Assigned Risk Plan would distribute the Massachusetts residual automobile market based on individual policyholder assignments rather than assigning carriers Exclusive Representative Producers. We believe the Assigned Risk Plan would provide for a more equitable distribution of residual market risks across all carriers in the market, and therefore, such plan, if implemented, is not likely to adversely affect our results of operations or financial position.

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

During 2007, the State of Florida implemented several changes to the law impacting the property and casualty market. Most significantly, the legislation mandated that private insurer rates be adjusted to reflect projected savings in reinsurance costs realized through purchase of catastrophe reinsurance from the Florida Hurricane Catastrophe Fund. Newly enacted restrictions also require any company which writes personal automobile business in Florida to write homeowners insurance in the state if it or any of its affiliates write homeowners in any other state. We expect that such newly enacted legislation will result in more consumers purchasing insurance from the Florida residual market for property insurance, thereby increasing the potential for significant assessments or other liabilities on private insurance companies in the event of a catastrophe.

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

The following tables provide information about our ratings at December 31, 2005, 2006 and 2007 and recent ratings actions.

Standard & Poor’s Ratings

End of Year Rating	December 2005	December 2006	December 2007
Financial Strength Ratings

Property and Casualty Companies	BBB+ (Good) with a stable outlook	BBB+ (Good) with a positive outlook	BBB+ (Good) with a positive outlook

FAFLIC	BBB- (Good) with a stable outlook	BBB- (Good) with a stable outlook	BBB- (Good) with a stable outlook
Debt Ratings

Senior Debt	BB+ (Marginal) with a stable outlook	BB+ (Marginal) with a positive outlook	BB+ (Marginal) with a positive outlook

Capital Securities	B+ (Weak) with a stable outlook	B+ (Weak) with a positive outlook	B+ (Weak) with a positive outlook

Moody’s Ratings

End of Year Rating	December 2005	December 2006	December 2007	January 2008
Financial Strength Ratings

Property and Casualty Companies	Baa1 (Adequate) with negative outlook	Baa1 (Adequate) with positive outlook	Baa1 (Adequate) with positive outlook	A3 (Good) with stable outlook

FAFLIC	Ba1 (Questionable) with stable outlook	Ba1 (Questionable) with stable outlook	Ba1 (Questionable) with stable outlook	Ba1 (Questionable) with stable outlook

Debt Ratings

Senior Debt	Ba1 (Questionable) with stable outlook	Ba1 (Questionable) with positive outlook	Ba1 (Questionable) with positive outlook	Baa3 (Adequate) with stable outlook

Capital Securities	Ba2 (Questionable) with stable outlook	Ba2 (Questionable) with positive outlook	Ba2 (Questionable) with positive outlook	Ba1 (Questionable) with stable outlook

Short-term Debt	NP (Not Prime)	NP (Not Prime)	NP (Not Prime)	Prime-3 (Acceptable)

A.M. Best’s Ratings

End of Year Rating	December 2005	December 2006	December 2007
Financial Strength Ratings

Property and Casualty Companies	A- (Excellent) with stable outlook	A- (Excellent) with stable outlook	A- (Excellent) with positive outlook

FAFLIC	B+ (Good) with stable outlook	B+ (Good) with stable outlook	B+ (Good) with stable outlook
Debt Ratings

Senior Debt	bbb- (Adequate) with stable outlook	bbb- (Adequate) with stable outlook	bbb- (Adequate) with positive outlook

Capital Securities	bb (Speculative) with stable outlook	bb (Speculative) with stable outlook	bb (Speculative) with stable outlook

Short-term Debt	Not Rated	Not Rated	Not Rated

RECENT DEVELOPMENTS

On January 14, 2008, we entered into a definitive agreement through which we will acquire Verlan Holdings, Inc. Verlan Holdings, Inc. is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies that are highly protected fire risks, and generates annual written premium of approximately $10 million. The transaction is subject to regulatory review and approval and is expected to close in the first quarter of 2008.

RISKS AND FORWARD-LOOKING STATEMENTS

Information regarding risk factors and forward-looking information appears in Part I—Item 1A on pages 19 to 22 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

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

Catastrophe – A severe loss, resulting from natural and manmade events, including risks such as hurricane, fire, earthquake, windstorm, tornado, hailstorm, severe winter weather, explosion, terrorism and other similar events.

Catastrophe loss – Loss and directly identified loss adjustment expenses from catastrophes. The Insurance Services Office (“ISO”) Property Claim Services (“PCS”) defines a catastrophe loss as an event that causes $25 million or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

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

Expense Ratio, GAAP – The ratio of underwriting expenses to premiums earned for a given period.

Exposure – A measure of the rating units or premium basis of a risk; for example, an exposure of a number of automobiles.

Frequency – The number of claims occurring during a given coverage period.

Inland Marine Insurance – In Commercial Lines, this is a type of coverage developed for shipments that do not involve ocean transport. It covers articles in transit by all forms of land and air transportation as well as bridges, tunnels and other means of transportation and communication. In the context of Personal Lines , this term relates to floater policies that cover expensive personal items such as fine art and jewelry.

Loss adjustment expenses (“LAE”) – Expenses incurred in the adjusting, recording, and settlement of claims. These expenses include both internal company expenses and outside services. Examples of LAE include claims adjustment services, adjuster salaries and fringe benefits, legal fees and court costs, investigation fees and claims processing fees.

Loss adjustment expense (“LAE”) ratio, GAAP – The ratio of loss adjustment expenses to earned premiums for a given period.

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

Multivariate product – An insurance product, the pricing for which is based upon the magnitude of, and correlation between, multiple rating factors. In practical application, the term refers to the foundational analytics and methods applied to the product construct. Our Connections Auto product is a multivariate product.

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

Risk based capital (“RBC”) – A method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC ratio for regulatory purposes is calculated as total adjusted capital divided by required risk based capital. Total adjusted capital for property and casualty companies is capital and surplus. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of policyholder dividends apportioned for payment. The Company Action Level is the first level at which regulatory involvement is specified based upon the level of capital. Regulators may take action for reasons other than triggering various RBC action levels. The various action levels are summarized as follows:

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

Security Lending – We engage our banking provider to lend securities from our investment portfolio to third parties. These lent securities are fully collateralized by cash. We monitor the fair value of the securities on a daily basis to assure that the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. We record securities lending collateral as a cash equivalent, with an offsetting liability in expenses and taxes payable.

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

Specialty Lines – A major component of our Other Commercial Lines, includes products such as inland and ocean marine, bond and various small commercial niche products.

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

Underwriting expense ratio, GAAP – The ratio of underwriting expenses to earned premiums in a given period.

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

ITEM 7A–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to “Market Risk and Risk Management Policies” on pages 51 to 53 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

ITEM 8–FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Hanover Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Hanover Insurance Group, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the method in which it accounts for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2008

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions, except per share data)
Revenues
Premiums	$2,404.8	$2,254.6	$2,198.2
Net investment income	324.0	318.9	321.4
Net realized investment gains (losses)	1.5	(4.3)	23.8
Fees and other income	56.5	74.9	80.9

Total revenues	2,786.8	2,644.1	2,624.3

Benefits, losses and expenses
Policy benefits, claims, losses and loss adjustment expenses	1,545.3	1,471.8	1,703.1
Policy acquisition expenses	524.3	477.5	465.2
Other operating expenses	368.8	415.4	384.7

Total benefits, losses and expenses	2,438.4	2,364.7	2,553.0

Income before federal income taxes	348.4	279.4	71.3

Federal income tax expense (benefit)
Current	20.8	18.4	(6.8)
Deferred	88.4	69.3	1.6

Total federal income tax expense (benefit)	109.2	87.7	(5.2)

Income from continuing operations	239.2	191.7	76.5
Discontinued operations (Notes 2 and 3):
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $8.3 in 2005)	5.2	—	42.7
Gain (loss) on disposal of variable life insurance and annuity business (net of income tax benefit of $2.9 in 2006)	7.9	(29.8)	(444.4)
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $1.2 in 2006)	0.8	7.8	—

Income (loss) before cumulative effect of change in accounting principle	253.1	169.7	(325.2)
Cumulative effect of change in accounting principle	—	0.6	—

Net income (loss)	$253.1	$170.3	$(325.2)

Earnings per common share:
Basic:
Income from continuing operations	$4.63	$3.72	$1.43
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.16 in 2005)	0.10	—	0.80
Gain (loss) on disposal of variable life insurance and annuity business (net of income tax benefit of $0.06 in 2006)	0.15	(0.57)	(8.31)
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $0.02 in 2006)	0.02	0.15	—

Income (loss) before cumulative effect of change in accounting principle	4.90	3.30	(6.08)
Cumulative effect of change in accounting principle	—	0.01	—

Net income (loss) per share	$4.90	$3.31	$(6.08)

Weighted average shares outstanding	51.7	51.5	53.5

Diluted:
Income from continuing operations	$4.56	$3.68	$1.42
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business (net of income tax benefit of $0.15in 2005)	0.10	—	0.79
Gain (loss) on disposal of variable life insurance and annuity business (net of income tax benefit of $0.06 in 2006)	0.15	(0.57)	(8.23)
Gain on sale of Financial Profiles, Inc. (net of income tax expense of $0.02 in 2006)	0.02	0.15	—

Income (loss) before cumulative effect of change in accounting principle	4.83	3.26	(6.02)
Cumulative effect of change in accounting principle	—	0.01	—

Net income (loss) per share	$4.83	$3.27	$(6.02)

Weighted average shares outstanding	52.4	52.2	54.0

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31	2007	2006
(In millions, except per share data)
Assets
Investments:
Fixed maturities at fair value (amortized cost of $5,723.1 and $5,643.2)	$5,722.0	$5,629.0
Equity securities at fair value (cost of $37.6 and $11.6)	44.9	17.2
Mortgage loans	41.2	57.1
Policy loans	116.0	125.7
Other long-term investments	30.7	35.4

Total investments	5,954.8	5,864.4

Cash and cash equivalents	275.4	372.7
Accrued investment income	72.5	72.3
Premiums, accounts and notes receivable, net	629.5	584.7
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,378.9	1,350.5
Deferred policy acquisition costs	250.5	233.5
Deferred federal income taxes	330.5	385.0
Goodwill	126.0	121.4
Other assets	316.2	328.5
Separate account assets	481.3	543.6

Total assets	$9,815.6	$9,856.6

Liabilities
Policy liabilities and accruals:
Future policy benefits	$1,164.9	$1,242.3
Outstanding claims, losses and loss adjustment expenses	3,239.5	3,247.2
Unearned premiums	1,157.1	1,101.4
Contractholder deposit funds and other policy liabilities	179.2	194.9

Total policy liabilities and accruals	5,740.7	5,785.8

Expenses and taxes payable	696.4	928.0
Reinsurance premiums payable	47.2	52.7
Trust instruments supported by funding obligations	39.1	38.5
Long-term debt	511.9	508.8
Separate account liabilities	481.3	543.6

Total liabilities	7,516.6	7,857.4

Commitments and contingencies (Notes 16 and 20)
Shareholders’ Equity
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,822.6	1,814.3
Accumulated other comprehensive loss	(20.4)	(39.9)
Retained earnings	946.9	712.0
Treasury stock at cost (8.7 million and 9.4 million shares)	(450.7)	(487.8)

Total shareholders’ equity	2,299.0	1,999.2

Total liabilities and shareholders’ equity	$9,815.6	$9,856.6

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common Stock
Balance at beginning and end of year	0.6	0.6	0.6

Additional Paid-in Capital
Balance at beginning of year	1,814.3	1,785.1	1,782.1
Tax benefit from stock options and other	2.5	8.1	2.7
Employee and director stock-based awards	5.8	21.1	0.3

Balance at end of year	1,822.6	1,814.3	1,785.1

Accumulated Other Comprehensive Loss
Net Unrealized Appreciation (Depreciation) on Investments and Derivative Instruments:
Balance at beginning of year	(9.0)	9.9	87.1
Net appreciation (depreciation) during the period:
Net appreciation (depreciation) on available-for-sale securities and derivative instruments	16.7	(23.5)	(118.7)
(Provision) benefit for deferred federal income taxes	(2.2)	4.6	41.5

	14.5	(18.9)	(77.2)

Balance at end of year	5.5	(9.0)	9.9

Defined Benefit Pension and Postretirement Plans:
Balance at beginning of year	(30.9)	(69.4)	(84.1)
Decrease in minimum pension liability	—	59.4	22.6
Amounts arising in the period	0.2	—	—
Amortization during the period:
Amount recognized as net periodic benefit cost	7.4	—	—
Adjustment to initially apply Statement No. 158	—	(0.2)	—
Provision for deferred federal income taxes	(2.6)	(20.7)	(7.9)

	5.0	38.5	14.7

Balance at end of year	(25.9)	(30.9)	(69.4)

Total accumulated other comprehensive loss	(20.4)	(39.9)	(59.5)

Retained Earnings
Balance at beginning of year, before cumulative effect of accounting change, net of tax	712.0	589.8	943.4
Cumulative effect of accounting change, net of tax	11.5	—	—

Balance at beginning of year, as adjusted	723.5	589.8	943.4
Net income	253.1	170.3	(325.2)
Dividends to shareholders	(20.8)	(15.4)	(13.4)
Treasury stock issued for less than cost	(8.9)	(32.7)	(15.0)

Balance at end of year	946.9	712.0	589.8

Treasury Stock
Balance at beginning of year	(487.8)	(364.7)	(389.6)
Shares purchased at cost	(1.6)	(200.2)	—
Net shares reissued at cost under employee stock-based compensation plans	38.7	77.1	24.9

Balance at end of year	(450.7)	(487.8)	(364.7)

Total shareholders’ equity	$2,299.0	$1,999.2	$1,951.3

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Net income (loss)	$253.1	$170.3	$(325.2)
Other comprehensive income (loss):
Available-for-sale securities:
Net appreciation (depreciation) during the period	16.9	(24.6)	(195.0)
(Provision) benefit for deferred federal income taxes	(2.3)	5.0	68.2

Total available-for-sale securities	14.6	(19.6)	(126.8)

Derivative instruments:
Net (depreciation) appreciation during the period	(0.2)	1.1	76.3
Benefit (provision) for deferred federal income taxes	0.1	(0.4)	(26.7)

Total derivative instruments	(0.1)	0.7	49.6

	14.5	(18.9)	(77.2)

Pension and postretirement benefits:
Amounts arising in the period:
Net actuarial loss	(19.7)	—	—
Prior service cost	19.9	—	—

Total amounts arising in the period	0.2	—	—
Amortization recognized as net periodic benefit costs:
Net actuarial loss	12.4	—	—
Prior service cost	(3.3)	—	—
Transition asset	(1.7)	—	—

Total amortization recognized as net periodic benefit costs	7.4	—	—

Increase in pension and postretirement benefits	7.6	—	—
Decrease in additional minimum pension liability	—	59.2	22.6
Provision for deferred federal income taxes	(2.6)	(20.7)	(7.9)

Total pension and postretirement benefits	5.0	38.5	14.7

Other comprehensive income (loss)	19.5	19.6	(62.5)

Comprehensive income (loss)	$272.6	$189.9	$(387.7)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Cash Flows From Operating Activities
Net income (loss)	$253.1	$170.3	$(325.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on disposal of variable life insurance and annuity business	(7.9)	29.8	444.4
Gain on sale of Financial Profiles, Inc.	(0.8)	(7.8)	—
Net realized investment (gains) losses	(1.5)	4.3	(30.6)
Net amortization and depreciation	18.9	21.4	31.6
Stock-based compensation expense	15.5	17.3	—
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	2.4	6.6	21.1
Deferred federal income taxes	88.4	65.0	(1.8)
Change in deferred acquisition costs	(16.1)	(25.3)	139.8
Change in premiums and notes receivable, net of reinsurance payable	(39.1)	(114.8)	(7.7)
Change in accrued investment income	0.3	4.2	21.7
Change in policy liabilities and accruals, net	(91.7)	(328.7)	133.3
Change in reinsurance receivable	(8.3)	266.8	(304.6)
Change in expenses and taxes payable	(141.1)	(56.4)	24.7
Other, net	1.2	(10.9)	6.4

Net cash provided by operating activities	73.3	41.8	153.1

Cash Flows From Investing Activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	1,174.2	1,563.5	2,426.2
Proceeds from disposals of equity securities and other investments	23.7	26.4	25.3
Proceeds from mortgages matured or collected	15.9	42.5	15.8
Proceeds from collections of installment finance and notes receivable	453.5	354.7	321.0
Net cash used to acquire Professionals Direct, Inc.	(16.9)	—	—
Proceeds from sale of variable life insurance and annuity business, net	12.7	50.9	121.3
Proceeds from sale of Financial Profiles, Inc.	—	17.9	—
Purchase of available-for-sale fixed maturities	(1,227.1)	(1,544.3)	(1,734.4)
Purchase of equity securities and other investments	(34.3)	(5.9)	(7.3)
Capital expenditures	(9.5)	(8.8)	(8.3)
Net receipts (payments) related to swap agreements	0.3	(28.3)	(39.7)
Disbursements to fund installment finance and notes receivable	(464.8)	(370.7)	(308.4)

Net cash (used in) provided by investing activities	(72.3)	97.9	811.5

Cash Flows From Financing Activities
Withdrawals from contractholder deposit funds	—	(31.0)	(1.7)
Withdrawals from trust instruments supported by funding obligations	—	(253.1)	(651.5)
Exercise of options	23.8	44.8	8.6
Proceeds from excess tax benefits related to share-based payments	1.3	6.0	—
Change in collateral related to securities lending program	(101.0)	(19.6)	(91.6)
Dividends paid to shareholders	(20.8)	(15.4)	(13.4)
Treasury stock purchased at cost	(1.6)	(200.2)	—

Net cash used in financing activities	(98.3)	(468.5)	(749.6)

Net change in cash and cash equivalents	(97.3)	(328.8)	215.0
Cash and cash equivalents, beginning of year	372.7	701.5	486.5

Cash and cash equivalents, end of year	$275.4	$372.7	$701.5

Supplemental Cash Flow information
Interest payments	$40.8	$40.6	$40.6
Income tax net payments (refunds)	$61.4	$(14.0)	$17.2

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation and Principles of Consolidation

The consolidated financial statements of The Hanover Insurance Group, Inc. (“THG” or the “Company”), include the accounts of The Hanover Insurance Company (“Hanover Insurance”), Citizens Insurance Company of America (“Citizens”), First Allmerica Financial Life Insurance Company (“FAFLIC”), and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments as discussed in Note 15. All significant intercompany accounts and transactions have been eliminated. The Company’s results of operations also include the accounts of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) through December 30, 2005. As further described in Note 2 - “Sale of Variable Life Insurance and Annuity Business”, on December 30, 2005, the Company sold, as part of a stock purchase agreement, its run-off variable life insurance and annuity business. In December 2005, the Company restated its results of operations for periods prior to then to reflect AFLIAC’s variable life insurance and annuity business as a discontinued operation.

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

B. Closed Block

FAFLIC established and began operating a closed block (the “Closed Block”) for the benefit of the participating policies included therein, consisting of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies which were in force as of FAFLIC’s demutualization on October 16, 1995; such policies constitute the “Closed Block Business”. The purpose of the Closed Block is to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts. Unless the Massachusetts Commissioner of Insurance consents to an earlier termination, the Closed Block will continue to be in effect until the date none of the Closed Block policies are in force. FAFLIC allocated to the Closed Block assets in an amount that was expected to produce cash flows which, together with future revenues from the Closed Block Business, are reasonably sufficient to support the Closed Block Business, including provision for payment of policy benefits, certain future expenses and taxes and for continuation of policyholder dividend scales payable in 1994 so long as the experience underlying such dividend scales continues. The Company expects that the factors underlying such experience will fluctuate in the future and policyholder dividend scales for Closed Block Business have been and will continue to be set accordingly.

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

If the actual income from the Closed Block in any given period equals or exceeds the expected income for such period , only the expected income would be recognized in income for that period. Further, cumulative actual Closed Block income in excess of the expected income would not inure to the shareholders and would be recorded as an additional liability for policyholder dividend obligations. This accrual for future dividends effectively limits the actual Closed Block income currently recognized in the Company’s results to the income expected to emerge from operation of the Closed Block.

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

Policy loans are carried at unpaid principal balances.

Realized investment gains and losses, other than those related to separate accounts, are reported as a component of revenues based upon specific identification of the investment assets sold. When an other-than-temporary decline in value of a specific investment is deemed to have occurred, the Company reduces the cost basis of the investment to fair value. This reduction is permanent and is recognized as a realized investment loss. Changes in the reserves for mortgage loans are included in realized investment gains or losses. Realized investment gains and losses related to separate accounts for which the Company does not bear the investment risk and that meet the conditions for separate account reporting under Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), accrue to the contractholder. Effective December 30, 2005, as discussed in Note 2 – “Sale of Variable Life Insurance and Annuity Business”, the Company sold or coinsured all of its SOP 03-1 liabilities. See also Note 1K – “Separate Accounts”.

D. Financial Instruments

In the normal course of business, the Company may enter into transactions involving various types of financial instruments, including debt, investments such as fixed maturities, mortgage loans and equity securities, investment and loan commitments, swap contracts, option contracts, forward contracts and futures contracts. These instruments involve credit risk and are also subject to risk of loss due to interest rate and foreign currency fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

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

The Company may hold financial instruments that contain “embedded” derivative instruments. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument, or host contract, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the Company may elect to carry certain hybrid financial instruments at their fair value without separating the embedded derivative from the host contract. Otherwise, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair value, cash flow or foreign currency hedge, or as a trading derivative instrument.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

F. Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

G. Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting costs and other costs, which vary with, and are primarily related to, the production of revenues. Property and casualty insurance business acquisition costs are deferred and amortized over the terms of the insurance policies. In addition, acquisition costs related to variable annuities and contractholder deposit funds that were deferred in 2002 and prior were permanently impaired upon the disposal of the Company’s variable life business. Deferred acquisition costs (“DAC”) related to fixed annuities and other life insurance products which were deferred in 2002 and prior are amortized, generally in proportion to the ratio of annual revenue to the estimated total revenues over the contract periods based upon the same assumptions

DAC for each property and casualty line of business and remaining life insurance product is reviewed to determine if it is recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although recoverability of DAC is not assured, the Company believes it is more likely than not that all of these costs will be recovered. The amount of DAC considered recoverable, however, could be reduced in the near term if the estimates of total revenues discussed above are reduced or permanently impaired as a result of the disposition of a line of business. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised.

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

J. Goodwill

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), the Company carries its goodwill at amortized cost, net of impairments. The Company’s goodwill relates to its property and casualty business. Increases to goodwill are generated through acquisition and represent the excess of the cost of an acquisition over the fair value of the assets and liabilities acquired, including any intangible assets acquired. The Company tests for the recoverability of goodwill annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company recognizes impairment losses only to the extent that the carrying amounts of reporting units with goodwill exceed the fair value. The amount of the impairment loss that is recognized is determined based upon the excess of the carrying value of goodwill compared to the implied fair value of the goodwill, as determined with respect to all assets and liabilities of the reporting unit.

The Company has performed its annual review of goodwill for impairment in the fourth quarters of 2007, 2006 and 2005 with no impairments recognized. On August 31, 2006, the Company sold all of its outstanding shares of Financial Profiles, Inc, a wholly-owned subsidiary. Included in the carrying value of Financial Profiles, Inc. was $6.8 million of historical goodwill. The Company’s goodwill was reduced by this amount as a result of the sales transaction.

K. Separate Accounts

Separate account assets and liabilities represent segregated funds administered and invested by the Company for the benefit of variable annuity and variable life insurance contractholders and certain pension funds. Assets consist principally of mutual funds, bonds, common stocks and short-term obligations at market value. The investment income, gains and losses of these accounts inure directly to, and the investment risk is borne by the contractholders and, therefore, are not included in the Company’s net income. Reserves for policyholders’ account balances are equal to the market value of the underlying investment assets and are reflected as separate account liabilities. On December 30, 2005 the Company sold or coinsured substantially all of the business related to its separate accounts (see Note 2 – Sale of Variable Life Insurance and Annuity Business). Accordingly, in 2007, there is no material effect on the Company’s net income associated with these contracts. However, in 2005, the Company’s net income reflects fees assessed on fund values of these contracts.

L. Policy Liabilities and Accruals

Liabilities for outstanding claims, losses and loss adjustment expenses (“LAE”) are estimates of payments to be made on property and casualty and health insurance contracts for reported losses and LAE and estimates of losses and LAE incurred but not reported. These liabilities are determined using case basis evaluations and statistical analyses of historical loss patterns and represent estimates of the ultimate cost of all losses incurred but not paid. These estimates are continually reviewed and adjusted as necessary; such adjustments are reflected in current operations. Estimated amounts of salvage and subrogation on unpaid property and casualty losses are deducted from the liability for unpaid claims.

Premiums for property and casualty insurance are reported as earned on a pro-rata basis over the contract period. The unexpired portion of these premiums is recorded as unearned premiums.

Future policy benefits are liabilities for life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance products are computed using the net level premium method for individual life and annuity policies, and are based upon estimates as to future investment yield, mortality, and withdrawals that include provisions for adverse deviation. Future policy benefits for individual life insurance and annuity policies consider crediting rates ranging from 2 1/2% to 6% for life insurance and 2% to 9 1/2% for annuities. Mortality, morbidity, and withdrawal assumptions for all policies are based on the Company’s own experience and industry standards.

Contractholder deposit funds and other policy liabilities include investment-related products such as group retirement purchased annuities and immediate participation guarantee funds. These funds consist of deposits received from customers and investment earnings on their fund balances.

Trust instruments supported by funding obligations, also known as guaranteed investment contracts (“GICs”) consist of deposits received from customers, investment earnings on their fund balance and the effect of changes in foreign currencies related to these deposits.

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

The securities embody an unconditional obligation that requires the Company to redeem the securities on a stated maturity date. In addition, these securities contain a settlement alternative that occurs as a result of a “special event.” A special event could occur if a change in laws and/or regulations or the application or interpretation of these laws and/or regulations causes the interest from these debentures to become taxable income (or non-deductible expense), or for the subsidiary trust to become deemed an “investment company” and subject to the filing requirements of Registered Investment Companies. In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, the Company does not consolidate AFC Capital Trust and carries the debt issued by the trust as a component of its long-term debt. The $9.3 million of equity interest in the trust is included as a part of the Company’s equity securities.

On September 14, 2007, the Company acquired all of the outstanding shares of Professionals Direct, Inc. (“PDI”) (See also Note 3 – Significant Transactions). Prior to this acquisition, Professionals Direct Statutory Trust II, now an unconsolidated subsidiary of THG, issued $3.0 million of preferred securities in 2005, the proceeds of which were used to purchase junior subordinated debentures issued by PDI. Coincident with the issuance of the preferred securities, PDI issued $0.1 million of junior subordinated debentures to purchase all of the common stock of Professionals Direct Statutory Trust II. The Company also carries the debt issued by this trust as a component of its long-term debt.

N. Premium, Fee Revenue and Related Expenses

Property and casualty insurance premiums are recognized as revenue over the related contract periods. Premiums for individual life insurance and individual and group annuity products, excluding universal life and investment-related products, are considered revenue when due. Benefits, losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through estimated and unpaid losses, the provision for future benefits and amortization of deferred policy acquisition costs. Revenues for investment-related products consist of net investment income and contract charges assessed against the fund values. Certain policy charges such as enhanced crediting rates or bonus payments that represent compensation for services to be provided in future periods were classified as deferred sales inducements and amortized over the period benefited using the same assumptions used to amortize DAC. These deferred policy charges were permanently impaired upon the 2005 disposal of the Company’s variable life insurance and annuity business and are reflected in the Consolidated Statement of Income for the year ended December 31, 2005 as a component of the loss on disposal of variable life insurance and annuity business. Additionally, premiums, fee revenue, and related expenses in 2005 associated with the AFLIAC business that was sold, were reclassified to discontinued operations.

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

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement No. 109”). These differences result primarily from tax credit carryforwards, capital loss carryforwards, loss and LAE reserves, policy reserves, policy acquisition expenses and employee benefit plans. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized. Changes in valuation allowances are generally reflected in federal income tax expense or as an adjustment to Other Comprehensive Income (Loss) depending on the nature of the item for which the valuation allowance is being recorded.

P. New Accounting Pronouncements

Recently Issued Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“Statement No. 141(R)”). Statement No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the statement requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. Statement No. 141(R) also provides for a substantial number of new disclosure requirements. This statement is effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company expects that Statement No. 141(R) will have an impact on its accounting for future business combinations once the statement is adopted, but the effect is dependent upon acquisitions, if any, that are made in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This statement establishes reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This statement also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the effect, if any, of adopting Statement No. 160 will be material to its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“Statement No. 159”). Statement No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Statement No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company did not elect to implement the fair value option for eligible financial assets and liabilities as of January 1, 2008.

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

Recently Adopted Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement No. 158”). This statement requires an employer to recognize the funded status of its benefit plans in its statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which they occur. The funded status of the plans should be measured as the difference between the fair value of plan assets and the benefit obligation. This statement also requires the recognition, as a component of other comprehensive income, net of taxes, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost pursuant to Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“Statement No. 87”) or Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“Statement No. 106”), as well as the balance of transition assets or obligations remaining from the initial application of statement No. 87 and Statement No. 106. These balances in accumulated other comprehensive income shall be subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization requirements of Statement No. 87 and Statement. No. 106. In addition, the statement also provides for enhanced disclosures which include, among other items, the estimated amount of actuarial gains or losses, prior services costs or credits, and transition assets or obligations that are included in accumulated other comprehensive income to be recognized as components of net periodic benefit cost in the next fiscal year. The effective date for a company to recognize the funded status of its plans and the related disclosure requirements was as of the end of its fiscal year ending after December 15, 2006. Retrospective application of this statement is not permitted. The effective date for changing a company’s measurement date for plan assets and benefit obligations to coincide with the date of its statement of financial position will be for fiscal years ending after December 15, 2008. The Company currently measures its funded status as of December 31. THG adopted Statement No. 158 effective December 31, 2006 (See also Note 10 – Pension Plans and Note 11 – Other Postretirement Benefit Plans). The impact of adopting Statement No. 158 was not material to the Company’s results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 which resulted in an increase to shareholders’ equity of $11.5 million (See also Note 9-Federal Income Taxes).

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140 (“Statement No. 156”). Statement No. 156 amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“Statement No. 140”) to require, among other things, that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. It also permits an entity to choose a method for the subsequent measurement of separately recognized servicing assets and liabilities, either the amortization method or the fair value measurement method. The statement was effective as of the beginning of fiscal years that begin after September 15, 2006. The Company adopted Statement No. 156 effective January 1, 2007 with no material impact on its results of operations or financial position.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“Statement No. 155”). This Statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement No. 133”), and Statement No. 140. Statement No. 155, among other things, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, adds clarity regarding interest-only strips and principal-only strips that are not subject to the requirements of Statement No. 133, and requires companies to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative that requires bifurcation. Statement No. 155 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Since early adoption was permitted, the Company adopted Statement No. 155 on January 1, 2006 with no material impact to its results of operations or financial position.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance companies for deferred acquisition costs on internal replacements of insurance and investment contracts other than those described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. This statement was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 effective January 1, 2007. The adoption of SOP 05-1 did not have a material effect on the Company’s results of operations or financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement No. 154”). Statement No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB Opinion No. 20”) and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement establishes, unless impracticable, retrospective application as the required method for all voluntary changes in accounting principle in the absence of specific transition provisions for the newly adopted accounting principle. Statement No. 154 requires companies to retrospectively apply the effect of the change to all prior periods practicable, and the financial statements for all periods presented shall be adjusted to reflect the change. Similarly, an error in the financial statements of a prior period that is discovered subsequent to their issuance shall be reported as a prior period adjustment, and the financial statements for each period presented shall be adjusted to reflect the correction. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and the necessary disclosures once that determination has been made. Additionally, changes in methods of depreciation, amortization or depletion of long-lived, non-financial assets must be accounted for as a change in accounting estimate. The statement also requires certain disclosures in the period in which a change in accounting principle or correction of an error is made. Statement No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”). This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Statement No. 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). The Company adopted Statement No. 123(R) effective January 1, 2006 using the modified prospective transition method. Prior to the adoption of Statement No. 123(R), the Company accounted for its stock-based compensation in accordance with APB Opinion No. 25; therefore, the Company had not previously recognized compensation expense for employee stock options in net income because the exercise price equaled the market value of the underlying common stock on the grant date. Upon adoption of Statement No. 123(R), the Company began recognizing expense related to employee stock options and modified its expense calculation associated with restricted shares and restricted share units (see Note 12 – Stock-Based Compensation Plans). The cumulative effect adjustment of adopting Statement No. 123(R), net of tax, was a benefit of $0.6 million. In the fourth quarter 2006, the Company elected to adopt the alternate transition method described in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards, for the purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement No. 123(R). Electing the alternative method constitutes a change in accounting principle which required retrospective application to the 2006 quarterly Consolidated Statements of Cash Flows. There was no impact to the Company’s results of operations or financial position as a result of electing the alternative method.

Q. Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2007, 2006 and 2005 is based on a weighted average of the number of shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average shares outstanding used to calculate basic EPS differ from the weighted average shares outstanding used in the calculation of diluted EPS due to the effect of dilutive employee stock options and nonvested stock grants. If the effect of such stock options and grants are antidilutive, the weighted average shares outstanding used to calculate diluted EPS equal those used to calculate basic EPS.

Options to purchase shares of common stock whose exercise prices are greater than the average market price of the common shares are not included in the computation of diluted earnings per share because the effect would be antidilutive.

R. Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement No. 123(R) which requires the Company to recognize the fair value of compensation costs for all share-based payments, including employee stock options, in the financial statements. The Company adopted Statement No. 123(R) using the modified prospective transition method. Under this method, the Company did not restate its prior financial statements, but recognized compensation cost for all share-based awards granted, modified or settled after January 1, 2006, as well as any awards that were granted prior to January 1, 2006 for which the requisite service period had not been provided as of the implementation date, i.e., unvested awards. Unvested awards are expensed consistent with the valuation used in previous disclosures of the pro-forma effect of Statement No. 123. The cumulative effect adjustment recognized in the first quarter of 2006 relating to the adoption of Statement No. 123(R), was a benefit of $0.6 million, net of tax. Prior to January 1, 2006, the Company applied the provisions of APB Opinion No. 25 in accounting for its stock-based compensation plans. Under APB Opinion No. 25, the Company did not recognize compensation expense related to employee stock options because the exercise price of its options equaled the fair market value of the underlying stock on the date of grant. The Company’s stock-based compensation plans are discussed further in Note 12 – “Stock-Based Compensation Plans”.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement No. 123(R) to stock-based compensation in 2005.

FOR THE YEAR ENDED DECEMBER 31	2005
(In millions, except per share data)
Net loss, as reported	$(325.2)
Stock-based compensation expense included in reported net loss, net of taxes	2.6
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(10.3)

Net loss, after effect of Statement No. 123(R)	$(332.9)

Earnings per share:
Basic - as reported	$(6.08)

Basic - after effect of Statement No. 123(R)	$(6.22)

Diluted - as reported	$(6.02)

Diluted - after effect of Statement No. 123(R)	$(6.19)

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

Total proceeds from the sale were $318.8 million, comprised of $284.0 million of proceeds from the sale of AFLIAC, $26.2 million from the sale of AFIMS and $8.6 million from the ceding commission related to the FAFLIC variable business. Included in the proceeds from the sale of AFLIAC is $46.7 million that was deferred as part of the agreement. On December 30, 2007 and December 30, 2006 the Company received $11.7 million and $23.3 million, respectively, which represents 75% of the deferred balance. The remaining deferred balance will be received in 2008.

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

The Company accounted for the disposal of AFLIAC as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”). As such, the Company recognized a loss of $444.4 million related to this transaction in 2005, primarily from the disposition of AFLIAC, whose book value was greater than the proceeds received, including costs to sell. This loss is presented in the Consolidated Statements of Income as Loss on Disposal of Variable Life Insurance and Annuity Business, a component of discontinued operations. In 2006, the Company incurred $29.8 million of costs related to additional contractual indemnifications, severance expenses, and transition services and conversion costs. The Company recognized a $7.9 million adjustment to the loss on disposal of its variable life insurance and annuity business in 2007 primarily related to a $7.5 million tax benefit from the utilization of net operating loss carryforwards previously generated by AFLIAC (See Note 9 – Federal Income Taxes for further discussion). The following table summarizes the components of the loss on the disposal of variable life insurance and annuity business as of December 31, 2007, 2006 and 2005.

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Proceeds from Goldman Sachs	$—	$—	$318.8	(1)
Less:	—
Carrying value of AFLIAC	—	—	(719.3	)(2)
Hedge results	—	—	(27.9	)(3)
Provision for certain legal indemnities	—	(15.0)	(13.0	)(4)
Estimated transaction costs	—	—	(10.5	)(5)
Deferred gain on FAFLIC coinsurance	—	—	(8.6	)(6)
THG tax benefit	7.5	—	10.0	(7)
Realized gain on securities related to AFLIAC	—	—	6.1
Transition services and conversion costs	(0.5)	(3.9)	—
Severance and retention costs	(0.1)	(5.5)	—
Litigation and other items	1.0	(5.4)	—

Net gain (loss)	$7.9	$(29.8)	$(444.4)

(1)

Total proceeds from Goldman Sachs was based on the purchase price calculated as of the December 30, 2005 closing and were subject to adjustment based on the purchaser’s review of the final purchase price calculation. Proceeds include deferred payments of $46.7 million to be received over three years. The Company received $11.7 million and $23.3 million of this deferred balance on December 30, 2007 and 2006, respectively.

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

(7)

At December 31, 2007, THG holding company recognized a tax benefit related to the utilization of net operating loss carryforwards previously generated by AFLIAC. At December 31, 2005, the tax benefit was primarily due to realized losses generated by the AFLIAC sale.

In 2006, THG incurred additional costs associated with the sale of $29.8 million, net of tax. Included in this charge was an additional $15.0 million provision related to the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45. This additional provision relates to costs to remediate certain pre-closing processing errors relating to tax reporting for certain policyholders and others for a subset of the Company’s former variable annuity business.

The Company regularly reviews and updates its FIN 45 liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for its FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period they are determined.

Also included in the loss for 2006 was $14.8 million of costs primarily related to employee severance costs, net costs of transition services, operations conversion expenses and other litigation matters all of which are reflected net of taxes. The Company provided transition services to Goldman Sachs from December 30, 2005 through December 31, 2006. These services included policy and claims processing, accounting and reporting, and other administrative services. During 2006, the Company earned pre-tax revenues of $16.5 million and incurred pre-tax costs of $32.8 million relating to transition services. These transition services were substantially completed as of December 31, 2006.

The Company reclassified the 2005 results of operations related to this business from its operations, including the related tax effect, to discontinued operations in accordance with Statement No. 144. These results are reflected in the Consolidated Statements of Income as Income from Operations of Discontinued Variable Life Insurance and Annuity Business. Included in income from discontinued operations in 2007 was a benefit related to AFLIAC tax items from 2002 to 2004. This tax adjustment, total revenues and results from the variable life insurance and annuity business previously included in the Life Companies segment (see Note 15 – Segment Information for a description of the Company’s Operating Segments), now reported in discontinued operations are as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Total revenues	$—	$—	$343.5
Income before federal income taxes	—	—	34.4
Tax benefit and change in prior year tax reserves	5.2	—	8.3

Income from discontinued operations	$5.2	$—	$42.7

As of December 31, 2007 and 2006, there was a net receivable from Goldman Sachs of approximately $22 million and $32 million, respectively, associated with the transaction.

3. SIGNIFICANT TRANSACTIONS

On October 16, 2007, the Company’s Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, the Company may repurchase its common stock from time to time, in varying amounts and prices and at such times deemed appropriate, subject to market conditions and other considerations. The Company is not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of February 15, 2008, the Company has purchased approximately 329,000 shares at an aggregate cost of $14.3 million.

On September 14, 2007, the Company acquired all of the outstanding shares of Professionals Direct, Inc. for $23.2 million. Professionals Direct Inc. is a Michigan-based holding company whose primary business is professional liability insurance for small and mid-sized law practices.

On August 31, 2006, the Company sold all of the outstanding shares of Financial Profiles, Inc., a wholly-owned subsidiary, to Emerging Information Systems Incorporated. The Company originally acquired Financial Profiles, Inc. in 1998 in connection with its then-ongoing life insurance and annuity operations. The Company received pre-tax proceeds of $21.5 million from the transaction and recognized an after-tax gain of $7.8 million in 2006. In 2007, the Company recognized an additional gain of $0.8 million for certain tax benefits associated with the sale.

On December 28, 2005, the Company’s Board of Directors authorized a share repurchase program of up to $200 million. As of May 3, 2006, the Company completed this share repurchase program, with repurchases of 4.0 million shares at an aggregate cost of $200 million.

4. INVESTMENTS

A. Fixed Maturities and Equity Securities

The Company accounts for its investments in fixed maturities and equity securities, all of which are classified as available-for-sale, in accordance with the provisions of Statement No. 115.

The amortized cost and fair value of available-for-sale fixed maturities and equity securities were as follows:

DECEMBER 31	2007
(In millions)
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$465.6	$6.7	$2.5	$469.8
States and political subdivisions	795.4	15.1	2.3	808.2
Foreign governments	5.2	—	—	5.2
Corporate fixed maturities	2,834.9	32.5	57.6	2,809.8
Mortgage-backed securities	1,622.0	14.3	7.3	1,629.0

Total fixed maturities	$5,723.1	$68.6	$69.7	$5,722.0

Equity securities	$37.6	$7.8	$0.5	$44.9

DECEMBER 31	2006
(In millions)
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government and agency securities	$579.3	$0.5	$7.3	$572.5
States and political subdivisions	752.0	13.0	3.6	761.4
Foreign governments	4.4	—	—	4.4
Corporate fixed maturities	2,728.1	36.9	39.0	2,726.0
Mortgage-backed securities	1,579.4	5.3	20.0	1,564.7

Total fixed maturities	$5,643.2	$55.7	$69.9	$5,629.0

Equity securities	$11.6	$5.6	$—	$17.2

(1)	Amortized cost for fixed maturities and cost for equity securities.

The Company participates in a security lending program for the purpose of enhancing income. Securities on loan to various counterparties were fully collateralized by cash and had a fair value of $69.6 million and $167.0 million, at December 31, 2007 and 2006, respectively. The fair value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. Securities lending collateral is recorded by the Company in cash and cash equivalents, with an offsetting liability included in expenses and taxes payable.

Fixed maturities with an amortized cost of $78.5 million and $79.3 million were on deposit with various state and governmental authorities at December 31, 2007 and 2006, respectively. Fair values related to these securities were $80.7 million and $79.8 million at December 31, 2007 and 2006, respectively.

The Company enters into various reinsurance, derivative and other arrangements that may require fixed maturities to be held as collateral by others. At December 31, 2007 and 2006, the Company had fixed maturities that were held as collateral related to these arrangements with a fair value of $59.7 million and $73.3 million, respectively.

There were no contractual investment commitments at December 31, 2007.

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

DECEMBER 31	2007
(In millions)
	Amortized Cost	Fair Value
Due in one year or less	$177.5	$175.7
Due after one year through five years	1,625.8	1,635.5
Due after five years through ten years	1,900.0	1,884.6
Due after ten years	2,019.8	2,026.2

Total	$5,723.1	$5,722.0

B. Mortgage Loans

The Company’s mortgage loans are diversified by property type and location. Mortgage loans are collateralized by the related properties and generally do not exceed 75% of the property’s value at the time of origination. No mortgage loans were originated during 2007 and 2006. The carrying values of mortgage loans, net of applicable reserves, were $41.2 million and $57.1 million at December 31, 2007 and 2006, respectively. Mortgage loans investment valuation allowances of $1.0 million at December 31, 2007 and 2006 have been deducted in arriving at investment carrying values as presented in the Consolidated Balance Sheets.

There were no contractual commitments to extend credit under commercial mortgage loan agreements at December 31, 2007.

Mortgage loan investments comprised the following property types and geographic regions:

DECEMBER 31	2007	2006
(In millions)
Property Type:
Office building	$20.5	$30.9
Retail	12.5	13.2
Industrial / warehouse	9.2	14.0
Valuation allowances	(1.0)	(1.0)

Total	$41.2	$57.1

Geographic Region:
South Atlantic	$13.1	$24.6
Pacific	10.1	13.8
New England	7.4	7.7
East North Central	6.7	6.5
Other	4.9	5.5
Valuation allowances	(1.0)	(1.0)

Total	$41.2	$57.1

At December 31, 2007, scheduled mortgage loan maturities were as follows: 2008 - $2.3 million; 2009 - $4.3 million; 2010 - $20.9 million; 2011 - $0.4 million; 2012 - $0.9 million and $12.4 million thereafter. Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties and loans may be refinanced. During 2007, the Company did not refinance any mortgage loans based on terms that differed from current market rates.

There were no impaired loans or related reserves as of December 31, 2007 and 2006. There was no interest income received in 2007 and 2006 related to impaired loans.

C. Derivative Instruments

The Company maintains an overall risk management strategy that may incorporate the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by foreign currency, equity market and interest rate volatility. As a result of the Company’s past issuance of trust instruments supported by funding obligations denominated in foreign currencies, as well as its investment in securities denominated in foreign currencies, the Company’s operating results have been or are currently exposed to changes in exchange rates between the U.S. dollar, the British Pound and the Japanese Yen. The Company uses foreign currency exchange swaps to mitigate the short-term effect of changes in currency exchange rates and to manage the risk of cash flow variability. Until August 22, 2005, the Company was also exposed to changes in the equity market due to increases in guaranteed minimum death benefit reserves that resulted from declines in the equity market. The Company used exchange traded equity market futures contracts to reduce the volatility in statutory capital reserves from the effects of the equity market movements. Finally, for the period between August 22, 2005 and December 30, 2005, related to the Company’s sale of its variable life insurance and annuity business, the Company was exposed to changes in the surplus value of AFLIAC which was driven by a combination of equity market and interest rate movements. To economically hedge against fluctuations in the purchase price of the variable life insurance and annuity business, the Company used exchange traded futures contracts, interest rate swap contracts and strike price call options.

By using derivative instruments, the Company is exposed to credit risk. If the counterparty fails to perform, credit risk is equal to any fair value gain (including any accrued receivable) in a derivative. The Company regularly assesses the financial strength of the counterparties and generally has entered into derivative instruments with counterparties rated “A” or better by nationally recognized rating agencies. Depending on the nature of the derivative transaction, the Company maintains bilateral Collateral Standardized Arrangements (“CSA”) with each counterparty. In general, the CSA sets a minimum threshold of exposure that must be collateralized, although thresholds may vary by CSA. The Company’s counterparties held collateral, in the form of fixed maturities, with a fair value of $7.3 million and $17.5 million at December 31, 2007 and 2006, respectively.

Management monitors the Company’s derivative activities by reviewing portfolio activities and risk levels. Management also oversees all derivative transactions to ensure that the types of transactions entered into and the results obtained from those transactions are consistent with both the Company’s risk management strategy and with Company policies and procedures.

D. Cash Flow Hedges

The Company entered into foreign currency swaps to hedge foreign currency exposure on specific trust instruments supported by funding obligations. Under the swap contracts, the Company agrees to exchange interest and principal related to trust obligations payable in foreign currencies, at current exchange rates, for the equivalent payment in U.S. dollars translated at a specific currency exchange rate. Additionally, the Company used foreign exchange futures contracts to hedge foreign currency exposure on specific trust instruments supported by funding obligations and the Company had the right to purchase the hedged currency on foreign exchange futures contracts, at a fixed strike price in U.S. dollars.

The Company recognized no gains or losses related to ineffective cash flow hedges in 2007, 2006 and 2005. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

As of December 31, 2007, $5.1 million of deferred gains on derivative instruments accumulated in other comprehensive income could be recognized in earnings during the next twelve months depending on the currency rate environment. Transactions and events that are expected to occur over the next twelve months and will necessitate reclassifying to earnings these derivatives gains include interest payments or receipts on foreign denominated trust instruments supported by funding obligations, the possible repurchase of other funding agreements, and the anticipated reinvestment of fixed maturities. The maximum term over which the Company is hedging its exposure to the variability of future cash flows, for all forecasted transactions, excluding interest payments on variable-rate funding agreements, is twelve months.

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

On August 23, 2005, the Company implemented a derivative program designed to economically hedge against fluctuations in the purchase price of the variable life insurance and annuity businesses. The purchase price was determined at the time of closing and was subject to changes in interest rate, equity market, implied equity market volatility and surrender activity. The derivatives were terminated concurrent with the sale closing on December 30, 2005. The derivatives in this program included exchange traded futures contracts, interest rate swap contracts and strike price call options. (See Life Companies – Loss on Sale of AFLIAC Variable Life Insurance and Annuity Business of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 48 and 49 of this Form 10-K). The hedges did not qualify for hedge accounting under Statement No. 133.

In 2007 and 2006, the Company recognized net gains of $0.2 million on trading derivatives. In 2005, the Company recognized net losses of $50.3 million on trading derivatives The net loss recognized in 2005 included $27.9 million in losses related to the derivatives used to economically hedge the purchase price and were reflected in loss on disposal of variable life insurance and annuity business in the Consolidated Statements of Income. Additionally, the net loss in 2005 included $19.6 million of net losses representing the ineffectiveness on equity-linked swap contracts, which was recorded in fees and other income in the Consolidated Statements of Income. Further, the 2005 net loss also included a $2.3 million loss related to embedded derivatives on equity-linked trust instruments supported by funding obligations, which was reported in other operating expenses in the Consolidated Statements of Income.

F. Unrealized Gains And Losses

Unrealized gains and losses on available-for-sale, and other securities including derivative instruments are summarized as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2007	Fixed Maturities (1)	Equity Securities And Other (2)	Total
Net (depreciation) appreciation, beginning of year	$(15.3)	$6.3	$(9.0)
Net appreciation on available-for-sale securities and derivative instruments	13.5	3.5	17.0
Net depreciation from the effect on deferred policy acquisition costs and on policy liabilities	(0.3)	—	(0.3)
Provision for deferred federal income taxes	(1.0)	(1.2)	(2.2)

	12.2	2.3	14.5

Net (depreciation) appreciation, end of year	$(3.1)	$8.6	$5.5

	Fixed Maturities (1)	Equity Securities And Other (2)	Total

2006
Net appreciation, beginning of year	$6.1	$3.8	$9.9
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(35.4)	3.8	(31.6)
Net appreciation from the effect on deferred policy acquisition costs and on policy liabilities	8.1	—	8.1
Benefit (provision) for deferred federal income taxes	5.9	(1.3)	4.6

	(21.4)	2.5	(18.9)

Net (depreciation) appreciation, end of year	$(15.3)	$6.3	$(9.0)

2005
Net appreciation, beginning of year	$84.9	$2.2	$87.1
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(171.4)	2.5	(168.9)
Net appreciation from the effect on deferred policy acquisition costs and on policy liabilities	50.2	—	50.2
Benefit (provision) for deferred federal income taxes	42.4	(0.9)	41.5

	(78.8)	1.6	(77.2)

Net appreciation, end of year	$6.1	$3.8	$9.9

(1)

Fixed maturities net appreciation (depreciation) includes after-tax net (depreciation) appreciation on derivative instruments of $(0.1) million, $0.7 million and $49.6 million in 2007, 2006 and 2005, respectively. Balances at December 31, 2007, 2006 and 2005 include after-tax net depreciation from derivative instruments of $0.3 million, $0.2 million and $0.9 million, respectively.

(2)	Equity securities and other at December 31, 2007, 2006 and 2005 include after-tax net appreciation on other assets of $1.2 million, $2.1 million and $0.6 million, respectively.

G. Securities In A Continuous Unrealized Loss Position

The following table provides information about the Company’s fixed maturities and equity securities that have been continuously in an unrealized loss position at December 31, 2007 and 2006:

DECEMBER 31	2007		2006
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities (1):
12 months or less	$27.1	$740.0	$13.2	$1,322.1
Greater than 12 months	34.3	1,214.7	55.4	2,089.5

Total investment grade fixed maturities(3)	61.4	1,954.7	68.6	3,411.6

Below investment grade fixed maturities (2):
12 months or less	8.3	171.0	1.3	68.3
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities(3)	8.3	171.0	1.3	68.3
Equity securities	0.5	17.8	—	—

Total fixed maturities and equity securities	$70.2	$2,143.5	$69.9	$3,479.9

(1)

Includes gross unrealized losses for investment grade fixed maturity obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions of $4.7 million and $10.9 million at December 31, 2007 and 2006, respectively.

(2)	Substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s, or Moody’s at December 31, 2007 and 2006.

(3)	Substantially all of the unrealized losses relate to corporate fixed maturities.

The Company employs a systematic methodology to evaluate declines in fair values below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, the Company evaluates the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below cost; the Company’s intent and ability to hold the security until such time to allow for the expected recovery in value; and

with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. The Company applies these factors to all securities. As a result of this review, the Company has concluded that the gross unrealized losses of fixed maturities and equity securities at December 31, 2007 are temporary.

H. Other

At December 31, 2007, the Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for investments with Federal Home Loan Mortgage Corporation having a fair value of $802.4 million and Federal National Mortgage Association having a fair value of $392.3 million. At December 31, 2006, the Company had no concentration of investments in a single investee that exceeded 10% of shareholders’ equity except for investments with Federal Home Loan Mortgage Corporation having a fair value of $747.1 million and Federal National Mortgage Association having a fair value of $423.0 million.

5. INVESTMENT INCOME AND GAINS AND LOSSES

A. Net Investment Income

The components of net investment income were as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Fixed maturities	$307.8	$297.0	$316.7
Equity securities	1.8	2.0	1.0
Mortgage loans	4.9	6.8	9.7
Policy loans	7.5	7.6	8.6
Derivative instruments	—	(3.0)	(10.8)
Other long-term investments	0.3	1.2	—
Short-term investments	8.6	15.6	5.3

Gross investment income	330.9	327.2	330.5
Less investment expenses	(6.9)	(8.3)	(9.1)

Net investment income	$324.0	$318.9	$321.4

The carrying value of fixed maturities on non-accrual status at December 31, 2007 and 2006, as well as the effect that non-accruals had on net investment income, were not material. The carrying value of the Company’s non-income producing fixed maturities also was not material at December 31, 2007 and 2006.

There were no mortgage loans which were non-income producing or on non-accrual status at December 31, 2007 and 2006. The payment terms of mortgage loans may from time to time be restructured or modified. There were no restructured mortgage loans at December 31, 2007 and 2006.

B. Net Realized Investment Gains and Losses

Net realized gains (losses) on investments were as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Fixed maturities	$2.3	$0.7	$22.1
Equity securities	—	1.0	0.2
Mortgage loans	—	—	0.5
Derivative instruments	—	(0.1)	1.2
Other long-term investments	(0.8)	(5.9)	(0.2)

Net realized investment gains (losses)	$1.5	$(4.3)	$23.8

Included in the net realized investment gains (losses) were other-than-temporary impairments of fixed maturities and other securities totaling $3.7 million, $11.3 million and $9.3 million in 2007, 2006 and 2005, respectively.

The proceeds from voluntary sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales were as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2007	Proceeds from Voluntary Sales	Gross Gains	Gross Losses
Fixed maturities	$593.6	$8.8	$7.8
Equity securities	$0.5	$0.2	$0.1

2006
Fixed maturities	$893.9	$31.3	$22.4
Equity securities	$2.6	$1.0	$—

2005
Fixed maturities	$1,213.8	$37.2	$12.7
Equity securities	$0.9	$0.3	$—

C. Other Comprehensive Income Reconciliation

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income.

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Unrealized appreciation (depreciation) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of income tax (expense) benefit of $(2.8), $6.7 and $60.8 in 2007, 2006 and 2005	$15.6	$(22.8)	$(112.8)
Less: reclassification adjustment for gains (losses) included in net income, net of income tax (expense) benefit of $(0.5), $1.7 and ($7.4) in 2007, 2006 and 2005	1.0	(3.2)	14.0

Total available-for-sale securities	14.6	(19.6)	(126.8)

Unrealized (depreciation) appreciation on derivative instruments:
Unrealized holding gains (losses) arising during period, net of income tax (expense) benefit of $(8.5) and $21.4 in 2006 and 2005	—	15.7	(39.8)
Less: reclassification adjustment for gains (losses) included in net income, net of income tax (expense) benefit of $(0.1), $(8.1) and $48.1 in 2007, 2006 and 2005	0.1	15.0	(89.4)

Total derivative instruments	(0.1)	0.7	49.6

Other comprehensive income (loss)	$14.5	$(18.9)	$(77.2)

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

Legal Indemnities

Fair values are estimated using probability-weighted discounted cash flow analyses.

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

The estimated fair values of the financial instruments were as follows:

DECEMBER 31	2007		2006
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$275.4	$275.4	$372.7	$372.7
Fixed maturities	5,722.0	5,722.0	5,629.0	5,629.0
Equity securities	44.9	44.9	17.2	17.2
Mortgage loans	41.2	43.9	57.1	60.7
Policy loans	116.0	116.0	125.7	125.7
Derivative instruments	5.8	5.8	5.0	5.0

	$6,205.3	$6,208.0	$6,206.7	$6,210.3

Financial Liabilities
Derivative instruments	$1.1	$1.1	$0.5	$0.5
Supplemental contracts without life contingencies	20.8	20.8	15.4	15.4
Dividend accumulations	83.1	83.1	83.8	83.8
Other individual contract deposit funds	6.6	6.6	11.1	11.1
Other group contract deposit funds	28.9	28.8	30.5	30.3
Legal indemnities	29.8	29.8	33.9	33.9
Trust instruments supported by funding obligations	39.1	39.5	38.5	39.8
Long-term debt	511.9	480.2	508.8	549.4

	$721.3	$689.9	$722.5	$764.2

7. CLOSED BLOCK

Summarized financial information of the Closed Block is as follows for the periods indicated:

DECEMBER 31	2007	2006
(In millions)
Assets
Fixed maturities, at fair value (amortized cost of $512.0 and $492.8)	$514.7	$493.0
Mortgage loans	21.4	24.0
Policy loans	116.0	125.7
Cash and cash equivalents	3.8	21.9
Accrued investment income	11.0	10.5
Other assets	6.1	7.6

Total assets	$673.0	$682.7

Liabilities
Policy liabilities and accruals	$670.8	$686.8
Policyholder dividends	22.1	22.5
Other liabilities	1.3	2.8

Total liabilities	$694.2	$712.1

Excess of Closed Block liabilities over assets designated to the Closed Block	$21.2	$29.4
Amounts included in accumulated other comprehensive income:
Net unrealized investment losses (net of deferred federal income tax benefit of $0.8)	—	(1.4)

Maximum future earnings to be recognized from Closed Block assets and liabilities	$21.2	$28.0

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Revenues
Premiums and other income	$32.0	$34.8	$36.4
Net investment income	38.6	39.6	41.5
Net realized investment gains (losses)	0.6	(0.6)	5.2

Total revenues	71.2	73.8	83.1

Benefits and expenses
Policy benefits	66.3	65.8	73.1
Policy acquisition and other operating expenses	0.6	1.2	1.5

Total benefits and expenses	66.9	67.0	74.6

Contribution from the Closed Block	$4.3	$6.8	$8.5

Cash flows
Cash flows from operating activities:
Contribution from the Closed Block	$4.3	$6.8	$8.5
Adjustment for net realized investment (gains) losses	(0.6)	0.6	(5.2)
Change in:
Deferred policy acquisition costs	0.7	0.7	1.0
Policy liabilities and accruals	(16.2)	(23.3)	(14.5)
Expenses and taxes payable	(0.1)	(0.9)	(8.3)
Other, net	1.0	2.0	0.9

Net cash used in operating activities	(10.9)	(14.1)	(17.6)

Cash flows from investing activities:
Sales, maturities and repayments of investments	104.3	64.0	65.8
Purchases of investments	(121.2)	(42.5)	(72.5)
Policy loans	9.7	10.1	8.6

Net cash (used) provided by investing activities	(7.2)	31.6	1.9

Net (decrease) increase in cash and cash equivalents	(18.1)	17.5	(15.7)
Cash and cash equivalents, beginning of year	21.9	4.4	20.1

Cash and cash equivalents, end of year	$3.8	$21.9	$4.4

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

8. DEBT

Long-term debt consists of the following:

FOR THE YEARS ENDED DECEMBER 31	2007	2006
(In millions)
Debt related to junior subordinated debentures	$312.4	$309.3
Senior debentures (unsecured)	199.5	199.5

	$511.9	$508.8

AFC Capital Trust I, an unconsolidated subsidiary of THG, issued $300.0 million of preferred securities in 1997, the proceeds of which were used to purchase junior subordinated debentures issued by the Company. Coincident with the issuance of the preferred securities, the Company issued $9.3 million of junior subordinated debentures to purchase all of the common stock of AFC Capital Trust I. These junior subordinated debentures have a face value of $309.3 million, pay cumulative dividends semi-annually at 8.207% and mature February 3, 2027. The preferred securities and common stock pay cumulative dividends semi-annually at 8.207%. The preferred securities are subject to certain restrictive covenants, with which the Company is in compliance. In addition, the Company also holds $3.1 million of junior subordinated debentures related to a subsidiary acquired in 2007. All of the above preferred securities are subject to certain restrictive covenants, with which the Company is in compliance. (See also Note 1M – Junior Surbordinated Debentures.)

Senior debentures of the Company have a $200.0 million face value, pay interest semi-annually at a rate of 7 5/8% and mature on October 16, 2025. The senior debentures are subject to certain restrictive covenants, including limitations on the issuance or disposition of stock of restricted subsidiaries and limitations on liens. The Company is in compliance with all covenants.

In June 2007, the Company entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at the Company’s option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and a Risk Based Capital ratio in THG’s primary property and casualty companies of at least 175% (based on the Industry Scale). The Company is in compliance with these covenants. The Company had no borrowings under this line of credit during 2007. In addition, the Company had no commercial paper borrowings as of December 31, 2007.

Interest expense was $40.7 million in 2007 and $40.6 million in both 2006 and 2005, and included interest related to the Company’s senior debentures and junior subordinated debentures. All interest expense is recorded in other operating expenses.

9. FEDERAL INCOME TAXES

Provisions for federal income taxes have been calculated in accordance with the provisions of Statement No. 109. A summary of the federal income tax expense (benefit) in the Consolidated Statements of Income is shown below:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Federal income tax expense (benefit):
Current	$20.8	$18.4	$(6.8)
Deferred	88.4	69.3	1.6

	$109.2	$87.7	$(5.2)

The federal income tax expense (benefit) attributable to the consolidated results of operations is different from the amount determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Expected federal income tax expense	$121.9	$97.8	$24.9
Tax-exempt interest	(4.4)	(6.5)	(12.9)
Tax credits	(3.4)	(3.7)	(4.1)
Prior years’ federal income tax and interest claims settlement	(2.6)	—	(9.5)
Dividend received deduction	(1.3)	(1.5)	(2.1)
Valuation allowance	0.3	4.5	-
Changes in other tax estimates	0.2	(5.3)	(0.4)
Other, net	(1.5)	2.4	(1.1)

Federal income tax expense (benefit)	$109.2	$87.7	$(5.2)

Following are the components of the Company’s deferred tax assets and liabilities.

DECEMBER 31	2007	2006
(In millions)
Deferred tax assets (liabilities)
Tax credit carryforwards	$168.7	$183.8
Capital loss carryforwards	168.1	167.5
Insurance reserves	166.2	168.3
Deferred acquisition costs	(80.9)	(73.3)
Employee benefit plans	54.5	71.3
Software capitalization	(23.3)	(21.1)
Discontinued accident and health business	15.6	17.3
Investments, net	12.2	24.0
Bad debt reserves	3.4	3.7
Other, net	12.1	12.9

	496.6	554.4
Valuation allowance	(166.1)	(169.4)

Deferred tax asset, net	$330.5	$385.0

Gross deferred income tax assets totaled approximately $1.2 billion and $1.3 billion at December 31, 2007 and 2006, respectively. Gross deferred income tax liabilities totaled approximately $0.9 billion at both December 31, 2007 and 2006.

At December 31, 2007, the Company’s capital loss carried forward is $480.4 million, including $470.6 million resulting from the sale of its variable life insurance and annuity business. THG recorded a valuation allowance of $473.2 million against the gross capital loss carryforwards as it is the Company’s opinion that it is more likely than not that these deferred tax assets will not be realized. These capital loss carryforwards expire beginning in 2010. In addition, at December 31, 2007, there were available alternative minimum tax credit carryforwards, low income housing credit carryforwards, and charitable contribution deduction carryforwards of $131.9 million, $36.8 million, and $1.4 million, respectively. The Company recorded a valuation allowance of $1.4 million against its charitable contribution deduction carryforwards as it is THG’s opinion that it is more likely than not that these deferred tax assets will not be realized. The alternative minimum tax credit carryforwards have no expiration date, the low income housing credit carryforwards will expire beginning in 2021, and the charitable contribution deduction carryforwards will expire in 2010. The Company believes, based on objective evidence, the remaining deferred tax assets will be realized.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company or its subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 1995. The years 1995 through 2001 are currently being reviewed with the Internal Revenue Service (“IRS”) Appeals Division. In December 2007, the Company reached a settlement agreement with the IRS on tax years 2002 to 2004. As a result of this settlement the Company reduced its liability for unrecognized tax benefits by $13.3 million. Of this amount, $12.7 million of this benefit was reflected in discontinued operations in the Consolidated Statements of Income. The IRS audit of the years 2005 through 2006 commenced in December 2007.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized an $11.5 million decrease in the liability for unrecognized tax benefits, which was reflected as an increase in the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period beginning January 1, 2007 and ending December 31, 2007 is as follows:

Balance at January 1, 2007	$82.9
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	5.8
Reductions for tax positions of prior years	(47.8)
Settlements	(13.3)

Balance at December 31, 2007	$27.7

Included in the December 31, 2007 balance are $4.3 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. During 2007, the Company recognized interest expense of $0.8 million. As of January 1, 2007 and December 31, 2007, the Company had accrued $34.6 million and $35.4 million of interest, respectively. Also, during 2007, the Company received a $2.6 million income tax benefit for a settlement with the IRS related to interest claims for 1977 through 1994. The Company has not recognized any penalties associated with unrecognized tax benefits.

The Company expects to settle its 1995 to 2001 IRS audit within the next 12 months. Issues that will be settled by this audit include capitalization of information technology expenses, deductibility of expenses incurred and distributions made in connection with demutualization, and dividend received deductions. Unrecognized tax benefits held relative to this audit cycle are $27 million and accrued interest of $35 million. The ultimate settlement of these reserves may differ from the amounts held. The Company, however, does not expect such difference, if any, to be significant.

A corporation is entitled to a tax deduction from gross income for a portion of any dividend which was received from a domestic corporation that is subject to income tax. This is referred to as a “dividends received deduction.” In this and in prior years, the Company has taken this dividends received deduction when filing its federal income tax return. Many separate accounts held by life insurance companies receive dividends from such domestic corporations, and therefore, were regarded as entitled to this dividends received deduction. In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends received deduction on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are not yet known, but they could result in the elimination of some or all of the separate account dividends received deduction tax benefit that the Company receives. Management believes that it is more likely than not that any such regulation would apply prospectively only, and application of this regulation is not expected to be material to the Company’s results of operations in any future annual period. However, there can be no assurance that the outcome of the revenue ruling will be as anticipated and should retroactive application be required, the Company’s results of operations may be adversely affected in a quarterly or annual period. The Company believes that retroactive application would not materially affect its financial position.

10. PENSION PLANS

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

Effective December 31, 2006, the Company adopted Statement No. 158. As noted in Note 1P – “New Accounting Pronouncements,” this statement required the Company to recognize the funded status of its defined benefit plans in its Consolidated Balance Sheet as of December 31, 2006. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”) of the Company’s defined benefit plans. Statement No. 158 requires the aggregation of all overfunded plans separately from all underfunded plans. As of December 31, 2007, the Company’s defined benefit plans were all underfunded.

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

The Company measures the funded status of its plans as of the date of its year-end statement of financial position. The Company utilizes a measurement date of December 31st to determine its benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average assumptions used to determine pension benefit obligations are as follows:

DECEMBER 31	2007	2006	2005
Discount rate (1)	6.38%	5.88%	5.50%
Cash balance interest crediting rate	5.00%	5.00%	5.00%

(1)	In 2007, the discount rate utilized for the non-qualified plans was 6.25%. The discount rate for the other time periods is consistent with the qualified plan.

The Company utilizes a measurement date of January 1st to determine its periodic pension costs. Weighted-average assumptions used to determine net periodic pension costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
Discount rate	5.88%	5.50%	5.63%
Expected return on plan assets	8.00%	8.25%	8.25%
Cash balance interest crediting rate	5.00%	5.00%	5.00%

The expected rate of return was determined by using historical mean returns, adjusted for certain factors believed to have an impact on future returns. Specifically, the Company expects the equity market returns will be in the high single digit range and has adjusted the historical mean return for actively managed stocks downward to reflect this expectation. The adjusted mean returns were weighted to the plan’s actual asset allocation at December 31, 2006, resulting in an expected rate of return on plan assets for 2007 of 8.00%. The Company reviews and updates, at least annually, its expected return on plan assets based on changes in the actual assets held by the plan.

Plan Assets

The Company utilizes a target allocation strategy, focusing on creating a mix of assets to generate growth in equity, as well as managing expenses and contributions. Various factors were taken into consideration in determining the appropriate asset mix, such as census data, actuarial valuation information and capital market assumptions. During 2007 the Company began shifting plan assets out of equity securities and into fixed income securities. This is expected to continue over the next three years, and is expected to ultimately result in a target mix of 70% in fixed income securities and 30% in equity securities. However, for 2008, the current target allocations are 50% of the plan assets in equity securities and

50% in fixed income securities and money market funds. The target allocations and actual invested asset allocations for 2007 and 2006 for the Company’s plan assets are as follows:

DECEMBER 31	2007 TARGET LEVELS	2007	2006
Equity securities:
Domestic	46%	44%	47%
International	14%	14%	21%
THG Common Stock	—	1%	3%

Total equity securities	60%	59%	71%

Fixed maturities	39%	40%	29%
Money market funds	1%	1%	—

Total fixed maturities and money market funds	40%	41%	29%

Total assets	100%	100%	100%

At December 31, 2007 and 2006, approximately 81% and 76%, respectively, of plan assets were invested in non-affiliated commingled funds. At December 31, 2007, equity securities include 141,462 shares of THG common stock with a market value of $6.5 million, compared to 271,462 shares of THG common stock with a market value of $13.2 million at December 31, 2006. Additionally, included in fixed maturities and money market funds at December 31, 2007 and 2006 were $76.6 million and $82.5 million, respectively, of separate account assets held in FAFLIC.

Obligations and Funded Status

The Company recognizes the current net underfunded status of its plan in its Consolidated Balance Sheet. As of December 31, 2006, prior to the adoption of Statement No. 158, the additional minimum pension liability was slightly higher than the underfunded balance of the plans. Accordingly, upon adoption of Statement No. 158, the Company recognized a pre-tax decrease in its accumulated other comprehensive loss of $4.3 million and a corresponding decrease to its net pension liability. The components of accumulated other comprehensive loss are reflected as either a net actuarial gain or loss, a net prior service cost or a net transition asset. The following table reflects the benefit obligations, fair value of plan assets and funded status of the plans at December 31, 2007 and 2006.

DECEMBER 31	2007	2006
(In millions)
Accumulated benefit obligation	$528.7	$509.9

Change in benefit obligation:
Projected benefit obligation, beginning of year	$509.9	$548.3
Adjustment for census changes	46.1	—

Adjusted projected benefit obligation, beginning of year	556.0	548.3
Service cost – benefits earned during the year	0.1	0.1
Interest cost	31.7	29.3
Actuarial gains	(24.8)	(33.6)
Benefits paid	(34.3)	(34.2)

Projected benefit obligation, end of year	528.7	509.9

Change in plan assets:
Fair value of plan assets, beginning of year	392.8	327.1
Actual return on plan assets	30.1	47.7
Company contribution	53.1	52.2
Benefits paid	(34.3)	(34.2)

Fair value of plan assets, end of year	441.7	392.8

Funded status of the plan	$(87.0)	$(117.1)

Pension plan participant information, referred to as census data, is maintained by a third party recordkeeper. Census data is an important component in the Company’s estimate of actuarially determined PBO and expense under Statement No. 87. During the third quarter of 2007, the Company detected errors in the census data provided by its external recordkeeper and initiated a detailed review of current and certain historical pension census data. As a result of this review, the Company recorded an increase in its PBO related to years prior to December 31, 2006 of $46.1 million. This resulted in additional pension expense related to prior years of $6.0 million and a $40.1 million decrease in the Company’s Consolidated Other Comprehensive Income. These items were reflected as adjustments in the current year.

Components of Net Periodic Pension Cost

Components of net periodic pension cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Service cost – benefits earned during the year	$0.1	$0.1	$0.1
Interest cost	31.7	29.3	30.6
Expected return on plan assets	(31.8)	(27.6)	(26.1)
Recognized net actuarial loss	7.0	12.3	17.4
Amortization of transition asset	(1.7)	(1.5)	(1.3)
Amortization of prior service cost	0.1	0.3	0.5
Effect of census data adjustment	6.0	—	—

Net periodic pension cost	$11.4	$12.9	$21.2

The following table reflects the amounts recognized in Accumulated Other Comprehensive Loss relating to the Company’s defined benefit pension plans as of December 31, 2007:

(In millions)	2007	2006
Net actuarial loss (gain)	$59.3	$49.3
Net prior service cost	0.3	0.4
Net transition asset	(4.9)	(6.6)

	$54.7	$43.1

The following table reflects the estimated amount that will be amortized from Accumulated Other Comprehensive Loss into net periodic pension cost in 2008:

(In millions)	Estimated Amortization in 2008 Expense (Benefit)
Net actuarial loss (gain)	$1.3
Net prior service cost	0.1
Net transition asset	(1.7)

$(0.3)

The unrecognized net actuarial gains (losses) which exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets are amortized as a component of net periodic pension cost over five years.

Contributions

Based upon current estimates, the Company is required to contribute $21.5 million to its qualified pension plan in 2008 in order to fund its minimum obligation in accordance with ERISA. In addition, the Company expects to contribute $3.2 million to its non-qualified pension plans to fund 2008 benefit payments. At this time, no discretionary contributions are expected to be made to the plans in 2008 and the Company does not expect that any funds will be returned from the plans to the Company during 2008.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31	2008	2009	2010	2011	2012	2013-2017
(In millions)
Qualified pension plan	$30.2	$30.5	$30.5	$30.8	$32.8	$177.0
Non-qualified pension plan	$3.2	$3.1	$3.0	$3.0	$3.0	$14.9

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at the end of 2007. Benefit payments related to the qualified plan will be made from plan assets, whereas those payments related to the non-qualified plans will be provided for by the Company.

Defined Contribution Plan

In addition to the defined benefit plans, THG provides a defined contribution 401(k) plan for its employees, whereby the Company matches employee elective 401(k) contributions, up to a maximum percentage. Effective January 1, 2005, coincident with the aforementioned decision to freeze the defined benefit plans, the Company enhanced its 401(k) plan to match 100% of employees’ 401(k) plan contributions up to 5% of eligible compensation. The Company’s expense for this matching provision was $12.2 million for 2007 and $11.5 million for both 2006 and 2005. In addition to this matching provision, the Company makes an annual contribution to employees’ accounts up to 3% of the employee’s eligible compensation. This annual contribution is made regardless of whether the employee contributed to the 401(k) plan, as long as the employee was employed on the last day of the year. The Company’s cost for this additional contribution was $8.3 million, $7.4 million and $8.3 million for 2007, 2006 and 2005, respectively.

11. OTHER POSTRETIREMENT BENEFIT PLANS

In addition to the Company’s pension plans, the Company currently provides postretirement medical and death benefits to certain full-time employees, former agents, and retirees and their dependents. Generally, employees who were actively employed on December 31, 1995 became eligible with at least 15 years of service after the age of 40. Former agents of the Company became eligible at age 55 with at least 15 years of service. The population of agents receiving postretirement benefits was frozen as of December 31, 2002, when the Company ceased its distribution of proprietary life and annuity products. Spousal coverage is generally provided for up to two years after death of the retiree. Benefits include hospital, major medical and a payment at death up to retirees’ final annual salary with certain limits. Effective January 1, 1996, the Company revised these benefits so as to establish limits on future benefit payments to beneficiaries of retired employees and to restrict eligibility to then current employees. The medical plans have varying co-payments and deductibles, depending on the plan. These plans are unfunded.

As described in Note 10 – “Pension Plans”, the Company adopted Statement No. 158 effective December 31, 2006 and as such, has recognized the funded status of its postretirement benefit plans in its Consolidated Balance Sheet. Since these plans are unfunded, the amount recognized in the Consolidated Balance Sheet is equal to the accumulated benefit obligation of these plans. Upon adoption of Statement No. 158, the Company recognized a pre-tax increase in its accumulated other comprehensive loss of $4.5 million and a corresponding increase to its accumulated postretirement cost liability. The components of accumulated other comprehensive loss are reflected in accordance with Statement No. 158 as either a net actuarial gain or loss or a net prior service cost. There were no unrecognized transition assets or obligations associated with these plans.

Obligation and Funded Status

The following table reflects the funded status of these plans:

DECEMBER 31	2007	2006
(In millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation, beginning of year	$78.7	$71.8
Service cost	1.0	0.9
Interest cost	4.4	4.3
Net actuarial (gains) losses	(1.8)	0.9
Plan amendments	(19.9)	5.6
Benefits paid	(4.8)	(4.8)

Accumulated postretirement benefit obligation, end of year	57.6	78.7
Fair value of plan assets, end of year	—	—

Funded status of plans	$(57.6)	$(78.7)

Plan amendments in 2007 resulted in a benefit of $19.9 million compared to a cost of $5.6 million in 2006. The amendments in 2007 primarily reflect modifications to certain retiree contributions and changes to medical plans offered, resulting in decreased plan costs to the Company. The amendments in 2006 reflect modifications to certain retiree contributions, deductibles and co-payments, which increased plan costs.

Benefit Payments

The Company estimates that benefit payments over the next 10 years will be as follows:

FOR THE YEARS ENDED DECEMBER 31
(In millions)
2008	$5.0
2009	5.1
2010	5.0
2011	5.1
2012	5.1
2013-2017	23.9

The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of 2007 and reflect benefits attributable to estimated future service.

Components of Net Periodic Postretirement Benefit Cost

The components of net periodic postretirement benefit cost were as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Service cost	$1.0	$0.9	$0.4
Interest cost	4.4	4.3	3.2
Recognized net actuarial loss	0.9	0.8	0.4
Amortization of prior service cost	(3.5)	(5.1)	(5.5)

Net periodic postretirement cost (benefit)	$2.8	$0.9	$(1.5)

The following table reflects the balances in Accumulated Other Comprehensive (Income) Loss relating to the Company’s postretirement benefit plans:

DECEMBER 31 (In millions)	2007	2006
Net actuarial loss	$10.9	$13.6
Net prior service cost	(25.5)	(9.1)

	$(14.6)	$4.5

The following table reflects the estimated amortization to be recognized in net periodic benefit cost in 2008:

(In millions)	Estimated Amortization in 2008 Expense (Benefit)
Net actuarial loss	$0.5
Net prior service cost	(4.6)

$(4.1)

Assumptions

Statement No. 158 requires that employers measure the funded status of their plans as of the date of their year-end statement of financial position. As such, the Company has utilized a measurement date of December 31, 2007 and 2006, to determine its postretirement benefit obligations, consistent with the date of its Consolidated Balance Sheets. Weighted-average discount rate assumptions used to determine postretirement benefit obligations and periodic postretirement costs are as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2006
Postretirement benefit obligations discount rate	6.25%	5.88%
Postretirement benefit cost discount rate	5.88%	5.50%

Assumed health care cost trend rates are as follows:

DECEMBER 31	2007	2006
Health care cost trend rate assumed for next year	9%	10%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5%	5%
Year the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates in each year would have the following effects:

	1-PERCENTAGE POINT INCREASE	1-PERCENTAGE POINT DECREASE
(In millions)
Effect on total of service and interest cost during 2007	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation at December 31, 2007	$0.8	$(0.7)

12. STOCK-BASED COMPENSATION PLANS

On May 16, 2006, the shareholders approved the adoption of The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”). Key employees, directors and certain consultants of the Company and its subsidiaries are eligible for awards pursuant to the Plan, which is administered by the Compensation Committee of the Board of Directors (the “Committee”) of the Company. Under the Plan, awards may be granted in the form of non-qualified or incentive stock options, stock appreciation rights, performance awards, restricted stock, unrestricted stock, stock units, or any other award that is convertible into or otherwise based on the Company’s stock, subject to certain limits. The Plan authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited or cancelled, or expire or terminate, after the adoption date without the issuance of stock become available for future grants under the Plan. As of December 31, 2007, there were 3,080,506 shares available for grants under the Plan. The Company utilizes shares of stock held in the treasury account for option exercises and other awards granted under both plans.

As discussed in Note 1R – “Stock-Based Compensation,” the Company adopted Statement No. 123(R) on January 1, 2006. Prior to then, the Company applied the provisions of APB Opinion No. 25.

Compensation cost recorded pursuant to Statement No. 123(R) was $15.5 million and $17.3 million for 2007 and 2006, respectively. Related tax benefits were $5.4 million and $6.0 million, respectively. In 2005, compensation cost of $4.0 million was recognized in accordance with APB Opinion No. 25. The related tax benefit for 2005 was $1.4 million.

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

NA – not applicable

Stock Options

Under the Plan (or the 1996 Plan, as applicable), options may be granted to eligible employees, directors or consultants at an exercise price equal to the market price of the Company’s common stock on the date of grant. Option shares may be exercised subject to the terms prescribed by the Committee at the time of grant. Options granted in 2005, 2006 and 2007 vest over three years with a 25% vesting rate in each of the first two years and a 50% vesting rate in the final year. Options must be exercised not later than ten years from the date of grant. For participants who retire and hold options granted under the 1996 Plan that are not yet fully vested, their options (or some portion thereof,) generally become fully vested. Options must be exercised within three years from the date of retirement.

Information on the Company’s stock option plans is summarized below.

For the years ended December 31	2007		2006		2005
(In whole shares and dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,855,892	$40.14	5,745,106	$38.45	5,861,659	$37.83
Granted	419,426	47.91	139,872	45.60	975,473	36.46
Exercised	663,167	35.82	1,418,010	31.56	422,601	20.37
Forfeited or cancelled	343,239	48.46	611,076	45.35	669,425	41.59

Outstanding, end of year	3,268,912	$41.15	3,855,892	$40.14	5,745,106	$38.45

Exercisable, end of year	2,490,105	$40.55	2,495,970	$41.69	3,000,945	$43.59

Cash received for options exercised for the years ended December 31, 2007, 2006 and 2005 was $23.8 million, $44.8 million and $8.6 million, respectively. The intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $7.8 million, $23.3 million and $7.8 million, respectively. The excess tax benefits realized from options exercised for the year ended December 31, 2007 and 2006 were $1.2 million and $6.0 million, respectively. The aggregate intrinsic value at December 31, 2007 for shares outstanding and shares exercisable was $22.3 million and $19.2 million, respectively. At December 31, 2007, the weighted average remaining contractual life for shares outstanding and shares exercisable was 5.4 years and 4.6 years, respectively. Additional information about employee options outstanding and exercisable at December 31, 2007 is included in the following table:

	Options Outstanding			Options Currently Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Lives	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.94 to $28.88	417,325	5.57	$21.80	417,325	$21.80
$31.83 to $36.50	691,595	6.98	$36.07	380,537	$35.89
$36.88 to $41.10	535,633	6.24	$36.99	520,827	$36.93
$41.20 to $44.62	461,897	3.62	$44.11	448,886	$44.16
$44.69 to $46.28	122,088	8.20	$46.03	31,271	$45.99
$46.31 to $51.77	370,474	8.76	$48.37	21,359	$46.99
$52.06 to $63.31	669,900	1.98	$54.84	669,900	$54.84

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options granted through December 31, 2007, the exercise price equaled the market price on the grant date. Compensation cost related to options is based upon the grant date fair value and expensed on a straight-line basis over the service period for each separately vesting portion of the option as if the option was, in substance, multiple awards.

Upon the adoption of Statement No. 123(R), the compensation cost associated with options granted to employees who are eligible for retirement is generally recognized immediately. Compensation cost for options granted to employees pursuant to the 1996 Plan, who are near retirement eligibility is recognized over the period from the grant date to the retirement eligibility date, if that period is shorter than the stated vesting period.

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $13.18, $13.73 and $11.75, respectively.

The following significant assumptions were used to determine the fair value for options granted in the years indicated.

	2007	2006	2005
Dividend yield	0.62 % to 0.69%	0.54 % to 0.67%	0.61% to 0.80%
Expected volatility	21.38 % to 28.69%	25.04 % to 32.93%	30.86% to 34.97%
Weighted average expected volatility	26.97%	30.44%	34.29%
Risk-free interest rate	4.32 % to 4.75%	4.63 % to 5.09%	3.35% to 4.33%
Expected term, in years	2.5 to 5	2.5 to 5	2.5 to 5

The expected dividend yield is based on the Company’s dividend payout rate(s), in the year noted. Expected volatility is based on the Company’s historical daily stock price volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted represents the period of time that options are expected to be outstanding and is derived using historical exercise, forfeit and cancellation behavior, along with certain other factors expected to differ from historical data.

The vesting date fair value of shares that vested during the years ended December 31, 2007, 2006 and 2005 was $8.5 million, $15.4 million and $18.8 million, respectively. As of December 31, 2007, the Company had unrecognized compensation expense of $3.6 million related to unvested stock options that is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock and Restricted Stock Units

Stock grants may be awarded to eligible employees at a price established by the Committee (which may be zero). Under the Plan, the Company may award shares of restricted stock, restricted stock units, as well as shares of unrestricted stock. Restricted stock grants may vest based upon performance criteria or continued employment and be in the form of shares or units. Vesting periods are established by the Committee. Stock grants under the 1996 Plan which vest based on performance, vest over a minimum one year period. Stock grants under the 1996 Plan which vest based on continued employment, vest at the end of a minimum of three consecutive years of employment.

In 2007, the Company granted performance-based restricted share units to certain employees. These share units vest after the achievement of certain corporate goals and three years of continued employment. The Company also granted restricted stock units to eligible employees that vest after three years of continued service.

The following table summarizes information about employee nonvested stock, restricted stock units and performance-based restricted share units.

For the years ended December 31	2007		2006		2005
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of year	53,835	$38.82	43,652	$35.73	45,667	$31.82
Granted	176,464	44.87	14,183	45.50	24,200	38.05
Vested	14,452	37.97	—	—	26,215	31.10
Forfeited	36,431	44.08	4,000	28.80	—	—

Outstanding, end of year	179,416	$46.79	53,835	$38.82	43,652	$35.73

Performance-based restricted stock units:
Outstanding, beginning of year (1)	515,710	$42.22	245,294	$36.23	121,050	$35.97
Granted (1)	105,652	42.99	319,143	46.31	132,844	36.40
Vested	139,567	36.20	—	—	—	—
Forfeited	78,776	43.94	48,727	38.90	8,600	35.03

Outstanding, end of year (1)	402,929	$44.16	515,710	$42.22	245,294	$36.23

(1)

Performance-based restricted stock units are based upon the achievement of the performance metric at 100% at original grant date. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level. Increases or decreases to the 100% target level are reflected as granted in the period in which the performance-based stock units are provided to employees. In 2007, 38,067 performance-based stock units were included as granted due to completion levels related to the 2004 grants, in excess of 100%.

The intrinsic value, which is equal to fair value of restricted stock, restricted stock units and performance-based restricted units vested for the year ended December 31, 2007 was $0.6 million and $6.5 million, respectively. There were no restricted stock, restricted stock units or performance-based restricted stock units that vested during 2006. The fair value of restricted stock that vested during the year ended December 31, 2005 was $0.8 million.

At December 31, 2007, the aggregate intrinsic value of restricted stock and restricted stock units was $8.4 million and the weighted average remaining contractual life was 2.0 years. The aggregate intrinsic value of performance based restricted stock units was $17.8 million and the weighted average remaining contractual life was 0.4 year. As of December 31, 2007, there was $11.5 million of total unrecognized compensation cost related to unvested restricted stock, restricted stock units and performance-based restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.8 years. Compensation cost associated with both restricted stock, restricted stock units and performance-based restricted stock units is calculated based upon grant date fair value, which is determined using current market prices.

13. EARNINGS PER SHARE

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

DECEMBER 31	2007	2006	2005
(In millions, except per share data)
Basic shares used in the calculation of earnings per share	51.7	51.5	53.5
Dilutive effect of securities:
Employee stock options	0.4	0.5	0.5
Non-vested stock grants	0.3	0.2	—

Diluted shares used in the calculation of earnings per share	52.4	52.2	54.0

Per share effect of dilutive securities on income from continuing operations	$(0.07)	$(0.04)	$(0.01)

Per share effect of dilutive securities on net income (loss)	$(0.07)	$(0.04)	$0.06

Options to purchase 1.6 million shares, 1.3 million shares and 2.3 million shares of common stock were outstanding during 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

14. DIVIDEND RESTRICTIONS

New Hampshire, Michigan and Massachusetts have enacted laws governing the payment of dividends to stockholders by insurers. New Hampshire and Michigan laws affect the dividend paying ability of Hanover Insurance and Citizens, respectively, while Massachusetts laws affect the dividend paying ability of FAFLIC.

Pursuant to New Hampshire’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the New Hampshire Insurance Commissioner, is limited to 10% of such insurer’s statutory policyholder surplus as of the preceding December 31. Hanover Insurance declared no dividends to its parent in 2007, 2006 or 2005. During 2008, the maximum allowable dividend and other distributions that can be paid to Hanover Insurance’s parent without prior approval of the New Hampshire Insurance Commissioner is $166.6 million.

Pursuant to Michigan’s statute, the maximum dividends and other distributions that an insurer may pay in any twelve month period, without prior approval of the Michigan Insurance Commissioner, is limited to the greater of 10% of policyholders’ surplus as of December 31 of the immediately preceding year or the statutory net income less net realized gains, for the immediately preceding calendar year. Citizens declared dividends to its parent, Hanover Insurance, totaling $100.5 million and $119.6 million in 2007 and 2006, respectively, and declared no dividends to its parent in 2005. During 2008, the maximum allowable dividend and other distributions that can be paid by Citizens to Hanover Insurance without prior approval of the Michigan Insurance Commissioner is $116.6 million.

Massachusetts’ statute limits the dividends a life insurer may pay in any twelve month period without the prior permission of the Massachusetts Commissioner of Insurance, to the greater of (i) 10% of its statutory policyholder surplus as of the preceding December 31 or (ii) the individual company’s statutory net gain from operations for the preceding calendar year. In addition, under Massachusetts law, no domestic insurer may pay a dividend or make any distribution to its shareholders from other than unassigned funds unless the Commissioner has approved such dividend or distribution. Since FAFLIC has no statutory unassigned funds, it cannot pay dividends to its parent, THG, without prior approval from the Massachusetts Commissioner of Insurance. Effective December 30, 2005, in connection with the closing of the sale of the Company's run-off variable life insurance and annuity business to Goldman Sachs, the Company entered into an agreement with the Massachusetts Division of Insurance to maintain total adjusted capital levels at a minimum of 100% of FAFLIC's

Company Action Level, which was $37.1 million at December 31, 2007 and $41.7 million at December 31, 2006. Total adjusted capital for life insurance companies is defined as capital and surplus, plus asset valuation reserve, plus 50% of policyholder dividends apportioned for payment. The Company Action Level is the first level in which the Massachusetts Commissioner of Insurance could mandate regulatory involvement based solely upon levels of risk based capital. There can be no assurance that FAFLIC would not require additional capital contributions from THG. Effective December 31, 2006 and 2005, with permission from the Massachusetts Commissioner of Insurance, FAFLIC declared dividends of $40.0 million and $48.6 million, respectively, to its parent, THG. In January 2008, the Massachusetts Commissioner of Insurance approved a $17 million dividend, which was paid in February 2008.

15. SEGMENT INFORMATION

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

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as bonds and inland marine. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; AMGRO, Inc. (“AMGRO”), the Company’s premium financing business; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995.

The Life Companies segment consists primarily of a block of traditional life insurance products (principally the Closed Block), the group retirement annuity contract business and the guaranteed investment contract business. Assets and liabilities related to the reinsured variable life insurance and annuity business, as well as the discontinued group life and health business, including group life and health voluntary pools, are also reflected in this segment. (See Note 2—Sale of Variable Life Insurance and Annuity Business on pages 86 to 88 of this Form 10-K.)

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

Summarized below is financial information with respect to business segments:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Segment revenues:
Property and Casualty:
Personal Lines	$1,597.3	$1,511.9	$1,504.8
Commercial Lines	1,038.4	952.9	888.8
Other Property and Casualty	47.0	47.3	28.7

Total Property and Casualty	2,682.7	2,512.1	2,422.3
Life Companies	111.3	142.5	185.3
Intersegment revenues	(8.2)	(7.0)	(9.1)

Total segment revenues	2,785.8	2,647.6	2,598.5
Adjustments to segment revenues:
Net realized investment gains (losses)	1.5	(4.3)	23.8
Other (loss) income	(0.5)	0.8	2.0

Total revenues	$2,786.8	$2,644.1	$2,624.3

Segment income before federal income taxes, discontinued operations and cumulative effect of change in accounting principle:
Property and Casualty:
Personal Lines:
GAAP underwriting income	$79.2	$67.7	$30.1
Net investment income	118.8	108.2	102.6
Other	12.9	10.8	10.5

Personal Lines segment income	210.9	186.7	143.2

Commercial Lines:
GAAP underwriting income (loss)	55.8	9.4	(140.9)
Net investment income	110.3	105.8	101.4
Other	4.6	5.1	4.5

Commercial Lines segment income (loss)	170.7	120.3	(35.0)

Other Property and Casualty:
GAAP underwriting loss	(2.9)	(2.2)	(3.5)
Net investment income	16.7	13.4	5.1
Other	(0.7)	9.9	3.9

Other Property and Casualty segment income	13.1	21.1	5.5

Total Property and Casualty	394.7	328.1	113.7
Life Companies	(7.3)	(3.9)	(18.7)
Interest on corporate debt	(39.9)	(39.9)	(39.9)

Segment income before federal income taxes	347.5	284.3	55.1
Adjustments to segment income:
Net realized investment gains (losses), net of amortization	0.6	(3.5)	18.6
Restructuring benefit (costs)	0.1	(1.6)	(2.1)

Income from continuing operations before federal income taxes and cumulative effect of change in accounting principle	$348.4	$279.4	$71.3

DECEMBER 31	2007	2006
(In millions)	Identifiable Assets
Property and Casualty (1)	$7,313.2	$7,043.7
Life Companies (2)	2,502.0	2,852.8
Intersegment eliminations (3)	0.4	(39.9)

Total	$9,815.6	$9,856.6

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments.

(2)	Includes assets related to the Company’s discontinued group life and health operations.

(3)	The 2006 balance reflects a $40.0 million dividend from FAFLIC to the holding company, which was paid in the first quarter of 2007.

Discontinued Operations – Group Life and Health

During 1999, the Company exited its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $29.3 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At December 31, 2007 and 2006, the discontinued segment had assets of approximately $311.1 million and $342.7 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $381.6 million and $415.4 million, respectively, consisting primarily of policy liabilities.

16. LEASE COMMITMENTS

Rental expenses for operating leases amounted to $17.4 million, $17.0 million and $15.5 million in 2007, 2006 and 2005, respectively. These expenses relate primarily to building leases of the Company. At December 31, 2007, future minimum rental payments under non-cancelable operating leases, including those related to the Company’s restructuring activities, were approximately $34.3 million, payable as follows: 2008-$12.9 million; 2009-$9.1 million; 2010-$5.9 million; 2011-$4.1 million; and $2.3 million thereafter. It is expected that in the normal course of business, leases that expire may be renewed or replaced by leases on other property and equipment.

17. REINSURANCE

In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Reinsurance transactions are accounted for in accordance with the provisions of Statement No. 113.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company determines the appropriate amount of reinsurance based on evaluation of the risks accepted and analyses prepared by consultants and reinsurers and on market conditions (including the availability and pricing of reinsurance). The Company also believes that the terms of its reinsurance contracts are consistent with industry practice in that they contain standard terms with respect to lines of business covered, limit and retention, arbitration and occurrence. The Company believes that its reinsurers are financially sound. This belief is based upon an ongoing review of its reinsurers’ financial statements, reported financial strength ratings from rating agencies, reputations in the marketplace, and the analysis and guidance of THG’s reinsurance advisors.

On December 30, 2005, FAFLIC ceded $124.6 million of its variable universal life insurance and annuity business pursuant to a reinsurance agreement with AFLIAC (See Note 2 – Sale of Variable Life Insurance and Annuity Business on pages 86 to 88 of this Form 10-K). At December 31, 2007 and 2006 FAFLIC had ceded $92.0 million and $105.4 million, respectively, in reserves pursuant to the aforementioned agreement. Additionally, although AFLIAC was sold to Goldman Sachs on December 30, 2005, THG has indemnified AFLIAC and Goldman Sachs with respect to their reinsurance recoverables related to the universal life insurance business which was previously ceded under a 100% coinsurance agreement.

In addition, the Company is subject to concentration of risk with respect to reinsurance ceded to various residual market mechanisms. As a condition to conduct certain business in various states, the Company is required to participate in residual market mechanisms and pooling arrangements which provide insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage voluntarily provided by private insurers. These market mechanisms and pooling arrangements include, among others, the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) and the Michigan Catastrophic Claims Association (“MCCA”). At December 31, 2007, both CAR and MCCA represented 10% or more of the Company’s reinsurance activity. As a servicing carrier in Massachusetts, the Company cedes a significant portion of its personal and commercial automobile premiums to CAR. Net premiums earned and losses and LAE ceded to CAR in 2007, 2006 and 2005 were $42.8 million and $25.9 million, $44.3 million and $29.5 million, and $53.3 million and $37.1 million, respectively. Additionally, the Company ceded to MCCA premiums earned and losses and LAE in 2007, 2006 and 2005 of $70.1 million and $84.6 million, $74.3 million and $118.8 million, and $68.9 million and $61.3 million, respectively.

Reinsurance recoverables related to MCCA were $557.7 million and $515.0 million at December 31, 2007 and 2006, respectively, while reinsurance recoverables related to CAR were $41.6 million and $42.3 million at December 31, 2007 and 2006, respectively. Because the MCCA is supported by assessments permitted by statute, and there have been no significant uncollectible balances from CAR or MCCA identified during the three years ending December 31, 2007, the Company believes that it has no significant exposure to uncollectible reinsurance balances from these two entities.

The effects of reinsurance were as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Life and accident and health insurance premiums:
Direct	$36.8	$39.9	$72.8
Assumed	0.3	0.4	0.3
Ceded	(4.3)	(4.9)	(36.2)

Net premiums	$32.8	$35.4	$36.9

Property and casualty premiums written:
Direct	$2,670.5	$2,565.9	$2,374.0
Assumed	29.9	37.2	55.0
Ceded	(285.1)	(296.0)	(278.6)

Net premiums written	$2,415.3	$2,307.1	$2,150.4

Property and casualty premiums earned:
Direct	$2,624.4	$2,470.0	$2,388.5
Assumed	32.8	42.9	57.3
Ceded	(285.2)	(293.7)	(284.5)

Net premiums earned	$2,372.0	$2,219.2	$2,161.3

Life and accident and health insurance and other individual policy benefits, claims, losses and loss adjustment expenses:
Direct	$101.2	$123.5	$155.7
Assumed	(0.6)	(2.1)	(1.7)
Ceded	(10.9)	(33.1)	(47.8)

Net policy benefits, claims, losses and loss adjustment expenses	$89.7	$88.3	$106.2

Property and casualty benefits, claims, losses and loss adjustment expenses:
Direct	$1,608.2	$1,556.3	$2,031.4
Assumed	27.8	14.6	81.9
Ceded	(180.4)	(187.4)	(516.4)

Net policy benefits, claims, losses and loss adjustment expenses	$1,455.6	$1,383.5	$1,596.9

18. DEFERRED POLICY ACQUISITION COSTS

Changes to the deferred policy acquisition asset are as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Balance at beginning of year	$233.5	$209.0	$905.5
Acquisition expenses deferred	541.1	502.8	449.7
Amortized to expense during the year	(524.3)	(477.5)	(570.9)
Impairment related to disposal of variable life insurance and annuity business	—	—	(584.6)
Other items	0.2	(0.8)	9.3

Balance at end of year	$250.5	$233.5	$209.0

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

The liability for future policy benefits, other policy liabilities and outstanding claims, losses and LAE, excluding the effect of reinsurance, related to the Company’s accident and health business, consisting of the Company’s exited individual health business and its discontinued group accident and health business, was $322.1 million and $353.4 million at December 31, 2007 and 2006, respectively. Reinsurance recoverables related to this business were $214.8 million and $226.7 million in 2007 and 2006, respectively.

The table below provides a reconciliation of the beginning and ending reserve for the Company’s property and casualty unpaid losses and LAE as follows:

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Reserve for losses and LAE, beginning of year	$3,163.9	$3,458.7	$3,068.6
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,591.5	1,463.3	1,454.8
Decrease in provision for insured events of prior years	(153.4)	(128.6)	(79.5)
Hurricane Katrina	17.0	48.6	222.7

Total incurred losses and LAE	1,455.1	1,383.3	1,598.0

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	832.4	730.5	716.7
Losses and LAE attributable to insured events of prior years	630.6	620.8	622.0
Hurricane Katrina	59.3	108.7	69.7

Total payments	1,522.3	1,460.0	1,408.4

Change in reinsurance recoverable on unpaid losses	35.4	(218.1)	200.5
Purchase of Professionals Direct, Inc.	33.7	—	—

Reserve for losses and LAE, end of year (1)	$3,165.8	$3,163.9	$3,458.7

(1)	Total reserves for losses and LAE decreased by $294.8 million in 2006 mostly as a result of payments to insured for hurricanes Katrina and Rita.

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $153.4 million (excluding development of Hurricane Katrina reserves), $128.6 million (excluding development of Hurricane Katrina reserves) and $79.5 million in 2007, 2006 and 2005, respectively. Prior year loss reserve development in 2007, 2006 and 2005 was favorable by $152.7 million, $118.1 million and $65.7 million, respectively. Prior year LAE reserve development was favorable by $0.7 million, $10.5 million and $13.8 million in 2007, 2006 and 2005, respectively. In 2007 and 2006, the Company increased reserves for Hurricane Katrina by $17.0 million and $48.6 million, respectively.

The favorable loss reserve development during the year ended December 31, 2007 is primarily the result of lower than expected bodily injury and personal injury protection claim severity in the personal automobile line, primarily in the 2003 through 2006 accident years, and lower than expected severity of liability claims in the commercial multiple peril line for the 2005 and prior accident years. In addition, lower than expected severity in the workers’ compensation and other commercial lines, also primarily in the 2003 through 2006 accident years, contributed to the favorable development.

The favorable loss reserve development during the year ended December 31, 2006 was primarily the result of a lower than expected bodily injury claim frequency in the personal automobile line, primarily in the 2005 and 2004 accident years, and lower than expected severity in the workers’ compensation line, primarily in the 2004 and 2003 accident years. In addition, lower than expected frequency of liability claims in the commercial multiple peril line for accident years 2005, 2004 and 2003, and lower than expected frequency of bodily injury claims in the commercial automobile line in 2005 and 2004 accident years also contributed to favorable development.

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

The favorable LAE development in 2007 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line, partially offset by an adverse litigation settlement in the first quarter of 2007, primarily impacting the personal automobile line. The favorable development in 2006 and 2005 was primarily attributable to the aforementioned improvements in ultimate loss activity on prior accident years which results in the decrease of ultimate loss adjustment expenses related to workers’ compensation and personal automobile bodily injury. Development in 2005 was also favorably affected by claims process improvement initiatives taken by the Company during the 1997 to 2001 calendar-year period.

The Company may be required to defend claims related to policies that include environmental damage and toxic tort liability. The table below summarizes direct business asbestos and environmental reserves (net of reinsurance and excluding pools).

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Reserves for losses and LAE, beginning of year	$24.7	$24.4	$24.7
Incurred losses and LAE	(4.5)	2.3	(0.2)
Paid losses and LAE	0.8	2.0	0.1

Reserves for losses and LAE, end of year	$19.4	$24.7	$24.4

Ending loss and LAE reserves for all direct business written by the Company’s property and casualty businesses related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $19.4 million, $24.7 million and $24.4 million, net of reinsurance of $11.1 million, $13.8 million and $16.2 million in 2007, 2006 and 2005, respectively. During 2007, the Company reduced its environmental reserves by $4.5 million. In recent years average asbestos and environmental payments have declined modestly. As a result of the Company’s historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to the total loss and LAE incurred experience.

In addition, and not included in the table above, the Company has established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $56.9 million, $57.0 million and $55.9 million in 2007, 2006 and 2005, respectively. These reserves relate to pools in which the Company has terminated its participation; however, the Company continues to be subject to claims related to years in which it was a participant. The Company participated in the Excess and Casualty Reinsurance Association voluntary pool during 1950 to 1982, until it was dissolved and put in runoff in 1982. The Company’s percentage of the total pool liabilities varied from 1% to 6% during these years. The Company’s participation in this pool has resulted in asbestos and environmental average paid losses of approximately $2 million annually over the past ten years.

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

20. COMMITMENTS AND CONTINGENCIES

Litigation

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from the Company’s Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the plan understated the accrued benefit in the calculation. The Company filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. On December 3, 2007, plaintiff filed a Notice of Appeal of this dismissal to the United States Court of Appeals for the Sixth Circuit. The potential outcome and the Company’s ultimate liability, if any, from this litigation is difficult to predict at this time.

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit which, in a decision rendered on February 20, 2008, reversed the lower court with respect to damages and ordered the district court to enter a judgment that plaintiffs are entitled to no damages other than the return of the $150,000 surrender charge. Plaintiffs have not yet indicated whether they will seek a re-hearing or petition the United States Supreme Court for a writ of certiorari, requesting a review of this decision.

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of December 31, 2007, there were approximately 330 such cases, at least two of which were styled as putative class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies.

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

On August 2, 2007, the United States Court of Appeals, Fifth Circuit, issued an opinion reversing the District Court’s opinion and holding that flood exclusions, such as those contained in the Company’s policies, are applicable to Hurricane Katrina-related flooding irrespective of the cause of the flooding. On November 26, 2007, plaintiffs filed with the United States Supreme Court a petition for a writ of certiorari requesting a review of this decision.

Plaintiffs in several consolidated cases (including Sampia v. Massachusetts Bay Insurance Company, E.D. La. Civil Action No. 06-0559) appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal was heard by the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al., v. State Farm Fire & Casualty Co., No. 06-30946. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decision dismissing plaintiffs’ claims.

Plaintiffs thereafter filed a petition for a writ of certiorari with the United States Supreme Court, which was denied on January 14, 2008.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including THG. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims including claims under Louisiana’s Valued Policy Law, as well as claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been consolidated into the case In re Katrina Canal Breaches Consolidated Litigation referenced above.

The Company continues to vigorously defend these matters and other cases related to losses incurred in connection with Hurricane Katrina. The Fifth Circuit Court’s decisions in the federal court cases are not legally binding on the state courts, and the effect of these decisions may be affected by subsequent decisions issued by the Supreme Court of Louisiana, including in cases to which the Company is not a party. Two such cases are presently pending before the Supreme Court of Louisiana, where they are scheduled for oral argument on February 26, 2008. One of these cases, Sher v. Lafayette Insurance Company, et al., No. 2007-C- 2441, involves a claim by the plaintiff similar to that raised in the In re Katrina Canal Breaches litigation and ultimately rejected by the Fifth Circuit, that the insurer’s flood exclusion was ambiguous in that it did not specify that it applied to flooding caused by negligent acts or omissions. The other case, Landry v. Louisiana Citizens Property Insurance Corporation, No. 2007-C-1907, includes an assertion by the plaintiffs similar to that considered and rejected by the Fifth Circuit in Chauvin, et al., v. State Farm Fire & Casualty Co., that the effect of Louisiana’s Valued Policy Law is to render a total loss caused by a non-covered peril as covered so long as accompanied by any covered loss.

The Company believes that the flood exclusions at issue are unambiguous and enforceable. However, a final non-appealable order that the Company’s flood exclusions do not exclude losses from flooding caused by third-party negligence and a determination that such negligence was the efficient proximate cause of such flooding, or that such an exclusion is inapplicable where any portion of a loss is attributable to a covered peril, would likely have a material adverse effect on the Company’s financial position, as well as on the Company’s results of operations. The Company has established its loss and LAE reserves on the assumption that the flood exclusion will be found to be enforceable and effective to exclude losses caused by third-party negligence, as well as by Acts of God, and that the application of the Valued Policy Law will not result in the Company having to pay damages for perils not otherwise covered.

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

On July 16, 2007, Massachusetts Commissioner of Insurance issued two decisions pertaining to personal automobile insurance. The first decision calls for the end of the “fix-and-establish” system of setting automobile rates and replaces it with a system of “managed competition”. The second decision orders the implementation of an Assigned Risk Plan beginning with new business as of April 1, 2008.

The Commissioner of Insurance has issued a regulation providing the framework for the transition from a market in which the rates are set by the Commissioner to one in which companies propose their own rates. The Company’s rate filing was approved by the Massachusetts Division of Insurance on January 18, 2008 and is expected to be implemented in the second quarter of 2008. Certain Massachusetts legislators have called for legislation to be passed that would limit the implementation of “managed competition”. Reportedly, the legislators seek to implement a number of restrictions on the implementation of “managed competition”, including a limit on the type of permissible rating factors. It is uncertain as to whether the legislation will be enacted and if enacted, what effect, if any, it would have on the Company’s business. It is anticipated that on average, overall personal automobile rate levels will decline approximately 8% to 9% in 2008.

The Assigned Risk Plan would distribute the Massachusetts residual automobile market based on individual policyholder assignments rather than assigning carriers Exclusive Representative Producers. The Company believes the Assigned Risk Plan would provide for a more equitable distribution of residual market risks across all carriers in the market, and therefore, such plan, if implemented, is not likely to adversely affect THG’s results of operations or financial position.

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

During 2007, the State of Florida implemented several changes to the law impacting the property and casualty market. Most significantly, the legislation mandated that private insurer rates be adjusted to reflect projected savings in reinsurance costs realized through purchase of catastrophe reinsurance from the Florida Hurricane Catastrophe Fund. Newly enacted restrictions also require any company which writes personal automobile business in Florida to write homeowners insurance in the state if it or any of its affiliates write homeowners in any other state. The Company expects that such newly enacted legislation will result in more consumers purchasing insurance from the Florida residual market for property insurance, thereby increasing the potential for significant assessments or other liabilities on private insurance companies in the event of a catastrophe.

Over the past year other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those in states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks has increased, particularly, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions may limit the Company’s ability to reduce its potential exposure to hurricane related losses. It is possible that other states may take action similar to those taken in the state of Florida. At this time the Company is unable to predict the likelihood or impact of any such potential assessments or other actions.

In addition, the Company is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action or regulatory proceedings in which the Company has been named a defendant, and the Company’s ultimate liability, if any, from such action or regulatory proceedings, is difficult to predict at this time. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on the Company’s financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

Residual Markets

The Company is required to participate in residual markets in various states, which generally pertains to high risk insureds. The results of the residual markets are not subject to the predictability associated with the Company’s own managed business, and are significant to the workers’ compensation line of business, the homeowners line of business and both the personal and commercial automobile lines of business.

21. STATUTORY FINANCIAL INFORMATION

The Company’s insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis), as codified by the National Association of Insurance Commissioners. Statutory surplus differs from shareholders’ equity reported in accordance with generally accepted accounting principles primarily because policy acquisition costs are expensed when incurred, the recognition of deferred tax assets is based on different recoverability assumptions, postretirement benefit costs are based on different assumptions and reflect a different method of adoption, life insurance reserves are based on different assumptions and statutory accounting principles require asset valuation and interest maintenance reserves for life insurance companies.

Statutory net income and surplus are as follows:

(In millions)	2007	2006	2005
Statutory Net Income - Combined
Property and Casualty Companies	$248.0	$209.8	$92.7
Life and Health Companies	17.0	13.0	40.9
Statutory Shareholders’ Surplus - Combined
Property and Casualty Companies	$1,670.7	$1,467.8	$1,208.6
Life and Health Companies	163.7	151.8	164.7

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2007 and 2006 are summarized below.

FOR THE THREE MONTHS ENDED
(In millions, except per share data)

2007	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$698.1	$691.4	$695.1	$702.2
Income from continuing operations	$63.8	$59.5	$53.0	$62.9
Net income	$63.6	$59.8	$53.9	$75.8
Income from continuing operations per share:
Basic	$1.25	$1.15	$1.02	$1.21
Diluted	$1.23	$1.14	$1.01	$1.20
Net income per share:
Basic	$1.24	$1.16	$1.04	$1.46
Diluted	$1.22	$1.14	$1.03	$1.44
Dividends declared per share	$—	$—	$—	$0.40

2006	March 31	June 30	Sept. 30	Dec. 31
Total revenues	$664.6	$653.8	$671.2	$654.5
Income from continuing operations	$60.0	$53.7	$28.5	$49.5
Net income	$40.5	$50.9	$33.4	$45.5
Income from continuing operations per share:
Basic	$1.13	$1.05	$0.56	$0.97
Diluted	$1.12	$1.04	$0.56	$0.96
Net income per share:
Basic	$0.76	$1.00	$0.66	$0.89
Diluted	$0.75	$0.99	$0.65	$0.88
Dividends declared per share	$—	$—	$—	$0.30

Note:	Due to the use of weighted average shares outstanding when calculating earnings per common share, the sum of the quarterly per common share data may not equal the per common share data for the year.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B–OTHER INFORMATION

Compensatory Arrangements of Certain Officers

At a meeting of the Compensation Committee (the “Committee”) and Committee of Independent Directors (the “CID”) of the Board of Directors of The Hanover Insurance Group, Inc. (“THG”) held on February 24, 2008, the following actions were taken with respect to the compensation of THG’s Chief Executive Officer (“CEO”) and certain other “named executive officers” (as that term is defined in Item 402 of Regulation S-K) of the Company.

Approval of 2007 Short-Term Incentive Compensation Program Awards

The Committee approved (and with respect to the CEO such decision was ratified by the CID) the 2007 Short-Term Incentive Compensation Program (the “2007 IC Program”) awards for the Chief Executive Officer and for certain of the Company’s other named executive officers (“NEOs”). The following table lists 2007 IC Program awards approved by the Committee for our CEO and other applicable NEOs:

Executive Officer	Title	2007
Frederick H. Eppinger	President and CEO	$958,000
Marita Zuraitis	President, P&C Companies	$465,000
J. Kendall Huber	Sr. VP and General Counsel	$278,000
Gregory Tranter	Sr. VP and Chief Information Officer	$197,000

For each of the NEOs, such award was made exclusively under the 2007 IC Program, based upon the level of achievement of the performance criteria pre-established by the Committee for each such officer.

Approval of the 2008 Short-Term Incentive Compensation Program

The Committee also approved (and with respect to the CEO such decision was ratified by the CID) the 2008 Short-Term Incentive Compensation Program (the “2008 IC Program”) for the Chief Executive Officer and for the Company’s other NEOs. The 2008 IC Program was established pursuant to the Company’s Short-Term Incentive Compensation Plan (Exhibit A to the Company’s Proxy Statement filed with the Commission on April 5, 2004). With respect to the NEOs, the Committee established funding levels for the 2008 IC Program, which may range from 0% to a maximum of 200% of target awards, based on operating earnings from the property and casualty business units (segment income) and the level of net written premium growth achieved, subject in each instance to the exclusion of certain items the Committee has established. Individual awards for the NEOs provide for target awards ranging from 60% to 120%, of base salary. Awards will be calculated based on an executive officer’s annual salary as of the end of 2008. Threshold, target and maximum levels of performance are established on which individual award opportunities are based. The amount of each executive officer’s award is dependent on the achievement of the Company’s performance targets and such executive officer’s individual performance. For 2008, awards, if any, are payable in the first fiscal quarter of 2009.

Approval of the 2008 Long-Term Incentive Program

The Committee also approved (and with respect to the CEO such decision was ratified by the CID) the 2008 Long-Term Incentive Program (the “2008 LTIP”) for the Chief Executive Officer and for certain of the Company’s other NEOs. The 2008 LTIP was established pursuant to the Company’s 2006 Long-Term Incentive Plan (filed as Exhibit 10.36 to this Annual Report on Form 10-K)(the “2006 Plan”). As applied to the NEOs, the 2008 LTIP provides for awards of performance-based restricted stock units (“PBRSUs”) which vest three years after the date of grant (provided the NEO remains continuously employed by the Company through such date) and if the Company achieves a specified three-year average (i) segment return on equity, and (ii) net written premium growth rate, for the years 2008-2010 (subject to excludable items determined by the Committee). Participants must be employees of the Company as of the vesting dates for the PBRSUs to vest, except as otherwise provided with regard to death, disability, retirement, change-in-control or pursuant to the terms of the Company’s Amended Employment Continuity Plan (Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005) or as permitted under any severance or consulting arrangement approved by the Committee. The actual PBRSU award may be as low as zero, and as high as 150% of the target award, based on the average return on equity and net written premium growth rate actually achieved for the performance period (subject to excludable items determined by the Committee).

In addition to the PBRSU awards described above, the 2008 LTIP also provides for awards of Time-Based Restricted Stock Units (“RSUs”) to certain of the NEOs. The RSUs vest three years after the date of grant. Participants must be employees of the Company as of the vesting date for the RSUs to vest, except as otherwise provided with regard to death, disability, retirement, change-in-control or pursuant to the terms of the Company’s Amended Employment Continuity Plan.

The following table sets forth the number of PBRSUs (at target) and RSUs granted to the following NEOs:

Executive Officer	Title	PBRSUs	RSUs
Frederick H. Eppinger	President and CEO	20,000	20,000
Marita Zuraitis	President, P&C Companies	11,230	11,230
J. Kendall Huber	Sr. VP and General Counsel	4,260	4,260
Gregory Tranter	Sr. VP, Chief Information Officer	4,980	4,980

In addition to the awards described above, Mr. Eppinger was also awarded 50,000 stock options with an exercise price of $45.21 per share, which was the closing price per share of THG’s common stock as reported on the New York Stock Exchange on the date of grant (February 25, 2008). The options have a 10 year term and vest 25% after one year, an additional 25% after two years and the remaining 50% after three years.

Approval of Base Salary Increases

In addition, the Committee also approved (and with respect to the CEO such approval was ratified by the CID) base salary increases for the following NEOs:

Executive Officer	Title	2008 Base Salary	Increase from Prior Year
Frederick H. Eppinger	President and CEO	$900,000	$50,000
Gregory Tranter	Sr. VP, Chief Information Officer	$375,000	$25,000

The Company intends to provide additional information regarding other compensation awarded to the NEOs in respect of and during the year ended December 31, 2007 in the proxy statement for its 2008 Annual Meeting of Shareholders.

2008 Annual Meeting

The Board of Directors of The Hanover Insurance Group, Inc. has fixed (i) May 13, 2008 as the date for the 2008 Annual Meeting of Shareholders, and (ii) March 24, 2008 as the record date for determining the shareholders of the Company entitled to notice of and to vote at such Annual Meeting.

PART III

ITEM 10–DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Except for the portion about executive officers and our Code of Conduct which is set forth below, this information is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is biographical information concerning our executive officers.

Bryan D. Allen, 40

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

Eugene M. Bullis, 62

Executive Vice President, Chief Financial Officer and Assistant Treasurer

Mr. Bullis joined THG as Executive Vice President, Chief Financial Officer and Assistant Treasurer in November 2007. Prior to joining the Company, Mr. Bullis served as Executive Vice President and Chief Financial Officer at Conseco, Inc., from 2002 to 2007. From 2000 until 2002, Mr. Bullis served as Chief Financial Officer of Managed Ops.Com, Inc. Previously, Mr. Bullis served in a number of senior financial officer roles in technology-related businesses, including Chief Financial Officer of Wang Laboratories, Inc. Mr. Bullis began his career as a certified public accountant with a predecessor firm of what is now Ernst & Young LLP, where he advanced to Partnership with a concentration in services to insurance company clients.

Frederick H. Eppinger, Jr., 49

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

David J. Firstenberg, 50

President, Commercial Lines

Mr. Firstenberg has been President, Commercial Lines since May 2004. From 2001 until 2004, Mr. Firstenberg served as Vice President and Chief Operating Officer, Commercial Lines. Prior to joining the Company, from 1997 until 2001, Mr. Firstenberg was Senior Vice President, Commercial Lines at One Beacon Insurance Group, LTD. From 1995 until 1997 he served as Executive Vice President and Chief Underwriting Officer at Zenith National/Calfarm Insurance. From 1979 until 1995, Mr. Firstenberg served in a variety of positions at Chubb & Sons, Inc., last serving as Vice President, Underwriting & Marketing.

J. Kendall Huber, 53

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

James S. Hyatt, 44

President, Personal Lines

Mr. Hyatt has been President, Personal Lines since 2005. From 2004 until 2005, Mr. Hyatt served as the Company’s Regional President of New England. Prior to joining the Company, from 2002 until 2004, Mr. Hyatt last served as Regional Vice President at The Hartford Financial Services Group, Inc. From 1985 until 2002, Mr. Hyatt served in a variety of positions at Chubb & Sons, Inc., last serving as Senior Vice President of North American Field Marketing.

Andrew Robinson, 42

Senior Vice President, Corporate Development and Strategy

Mr. Robinson has been Senior Vice President, Corporate Development and Strategy since joining the Company in September, 2006. Prior to joining the Company, from 1996 until 2006, Mr. Robinson held a variety of positions at Diamond Consultants, last serving as Managing Director, Global Insurance Practice.

John C. Roche, 44

Vice President, Field Operations

Mr. Roche has been Vice President, Field Operations since December 2007. From 2006 to 2007, Mr. Roche was Vice President, Underwriting and Product Management, Commercial Lines. From 1994 to 2006, Mr. Roche served in a variety of positions at St. Paul Travelers Companies, Inc., last serving as Vice President Commercial Accounts. Prior to joining St. Paul Travelers Companies, Inc., Mr. Roche served in a variety of positions at Fireman’s Fund Insurance Company and Atlantic Mutual Insurance Company.

Gregory D. Tranter, 51

Senior Vice President and Chief Information Officer

Mr. Tranter has been Senior Vice President since May 2007 and was Vice President and Chief Information Officer of THG since 2000. Mr. Tranter has been a Vice President of THG’s insurance subsidiaries since 1998. Prior to joining THG, Mr. Tranter was Vice President, Automation Strategy of Travelers Property and Casualty Company from 1996 to 1998. Mr. Tranter was employed by Aetna Life and Casualty Company from 1983 to 1996.

Marita Zuraitis, 47

Executive Vice President and President of the Property and Casualty Companies

Ms. Zuraitis has been Executive Vice President of the Company and President, Property and Casualty Companies since 2004. Prior to joining THG, Ms. Zuraitis was President and Chief Executive Officer of the commercial lines division of The St. Paul Companies from 1998 to 2004.

Pursuant to section 4.4 of the Company’s by-laws, each officer shall hold office until the first meeting of the Board of Directors following the next annual meeting of the stockholders and until his or her respective successor is chosen and qualified unless a shorter period shall have been specified by the terms of his or her election or appointment, or in each case until such officer sooner dies, resigns, is removed or becomes disqualified.

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

NEW YORK STOCK EXCHANGE RULE 303A.12

Our Chief Executive Officer filed his annual certification required by the New York Stock Exchange Rule 303A.12(1) with the New York Stock Exchange on or about May 23, 2007. The certification of our Chief Executive Officer and Chief Financial Officer regarding the quality of our disclosure in this Annual Report on Form 10-K have been filed as Exhibits 31.1 and 31.2.

ITEM 11–EXECUTIVE COMPENSATION

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2008, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12–SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	4,075,167	$41.15	3,080,506
Equity compensation plans not approved by security holders	—	—	—

Total	4,075,167	$41.15	3,080,506

(1)

Includes 784,346 shares of Common Stock which may be issued upon vesting of outstanding restricted stock, restricted stock units or performance-based restricted stock units (assuming the maximum award amount). The weighted-average exercise price does not take these awards into account.

(2)

The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan (the “Plan”), which was adopted on May 16, 2006, authorizes the issuance of 3,000,000 new shares that may be used for awards. In addition, shares of stock underlying any award granted and outstanding under the Company’s Amended Long-Term Stock Incentive Plan (the “1996 Plan”) as of the adoption date of the Plan that are forfeited or cancelled, or expire or terminate, after the adoption date without the issuance of stock, become available for future grants under the Plan.

Additional information related to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2008, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13–CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2008, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14–PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2008, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15–EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes thereto are included on pages 73 to 116 of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULES

Page No. in this Report
I Summary of Investments—Other than Investments in Related Parties	129

II Condensed Financial Information of Registrant	130-132

III Supplementary Insurance Information	133

IV Reinsurance	134

V Valuation and Qualifying Accounts	135

VI Supplemental Information Concerning Property and Casualty Insurance Operations	136

(a)(3) EXHIBIT INDEX

Exhibits filed as part of this Form 10-K are as follows:

2.1	Plan of Reorganization previously filed as Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

2.2	Stock and Asset Purchase Agreement by and among State Mutual Life Assurance Company of America, 440 Financial Group of Worcester, Inc., and The Shareholder Services Group, Inc. dated as of March 9, 1995 previously filed as Exhibit 2.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

2.3	Stock Purchase Agreement, dated as of August 22, 2005, between The Goldman Sachs Group, Inc., as Buyer, and Registrant, as Seller (the schedules and exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K) previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2005 and incorporated herein by reference.

2.4	Certificate of Ownership and Merger, dated November 22, 2005, merging a wholly-owned subsidiary of the Registrant into the Registrant pursuant to Section 253 of the General Corporation Law of the State of Delaware, previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2005 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

3.2	Amended By-Laws of the Registrant, previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006 and incorporated herein by reference.

4.1	Specimen Certificate of Common Stock previously filed as Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.2	Form of Indenture relating to the Debentures between the Registrant and State Street Bank & Trust Company, as trustee, previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96764) filed on September 11, 1995 and incorporated herein by reference.

4.3	Form of Global Debenture previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

4.4	Amended and Restated Declaration of Trust of AFC Capital Trust I dated February 3, 1997 previously filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

4.5	Indenture dated February 3, 1997 relating to the Junior Subordinated Debentures of the Registrant previously filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

4.6	Series A Capital Securities Guarantee Agreement dated February 3, 1997 previously filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

4.7	Common Securities Guarantee Agreement dated February 3, 1997 previously filed as Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on February 5, 1997 and incorporated herein by reference.

10.1	Administrative Services Agreement between State Mutual Life Assurance Company of America and The Hanover Insurance Company, dated July 19, 1989 previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

+10.2	State Mutual Life Assurance Company of America Excess Benefit Retirement Plan previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

+10.3	The Hanover Insurance Group Cash Balance Pension Plan previously filed as Exhibit 10.19 to the Registrant’s September 30, 1995 Report on Form 10-Q and incorporated herein by reference.

+10.4	Amended and Restated Form of Non-Solicitation Agreement previously filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 1997 and incorporated herein by reference.

10.5	Reinsurance Agreement dated September 29, 1997 between First Allmerica Financial Life Insurance Company and Metropolitan Life Insurance Company previously filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 1998 and incorporated herein by reference.

+10.6	Form of Deferral Agreement dated January 30, 1998 previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 1999 and incorporated herein by reference.

+10.7	Form of Restricted Stock Agreement dated January 30, 1998 previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 1999 and incorporated herein by reference.

+10.8	The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 1, 2002 and incorporated herein by reference.

10.9	Asset Transfer and Acquisition Agreement, effective as of December 31, 2002, by and among Allmerica Financial Life Insurance and Annuity Company, First Allmerica Financial Life Insurance Company and John Hancock Life Insurance Company previously filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2003 (confidential treatment requested as to certain portions of this exhibit) and incorporated herein by reference.

+10.10	Offer Letter, dated August 14, 2003, between the Registrant and Frederick H. Eppinger, Jr. previously filed as Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2003 and incorporated herein by reference.

+10.11	Short-Term Incentive Compensation Plan previously filed as Exhibit A to the Registrant’s Proxy Statement (Commission File No. 001-13754) filed with the Commission on April 5, 2004 and incorporated herein by reference.

+10.12	Form of Restricted Share Unit Agreement dated March 1, 2004 previously filed as Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2004 and incorporated herein by reference.

+10.13	Form of Performance Based Restricted Share Unit Agreement dated March 1, 2004 previously filed as Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q originally filed with the Commission on August 5, 2004 and incorporated herein by reference.

+10.14	The Hanover Insurance Group Non-Qualified Retirement Savings Plan previously filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the Commission February 25, 2005 and incorporated herein by reference.

+10.15	Form of Election/Deferral Agreement previously filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K filed with the Commission February 25, 2005 and incorporated herein by reference.

+10.16	Offer Letter dated April 1, 2004 between the Registrant and Marita Zuraitis previously filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K filed with the Commission February 25, 2005 and incorporated herein by reference.

+10.17	The Hanover Insurance Group Amended Employment Continuity Plan previously filed as Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2005 and incorporated herein by reference.

10.18	Letter from The Hanover Insurance Group, Inc. to the Commonwealth of Massachusetts, Division of Insurance, dated December 30, 2005 regarding The Hanover Insurance Group, Inc. Keepwell relating to First Allmerica Financial Life Insurance Company, previously filed as Exhibit 10.53 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006 and incorporated herein by reference.

+10.19	Form of Performance Based Restricted Stock Unit Agreement dated February 2006 previously filed as Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 16, 2006 and incorporated herein by reference.

+10.20	Description of 2006-2007 Non-Employee Director Compensation previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2006 and incorporated herein by reference.

+10.21	Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.22	Form of Corporate Goals-Based Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.23	Form of Individual Goals-Based Performance-Based Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.24	Form of Incentive Compensation Deferral and Conversion Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.25	Form of Restricted Stock Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Plan previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.26	Form of Restricted Stock Unit Agreement under The Hanover Insurance Group, Inc. 2006 Long-Term Incentive Stock Plan previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.27	Form of Amended and Restated Form of Non-Qualified Stock Option Agreement under The Hanover Insurance Group, Inc. Amended Long-Term Stock Incentive Plan previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.28	Description of 2006 Short-Term Incentive Compensation Awards, 2007 Short-Term Incentive Compensation Program and 2007 Long-Term Incentive Program previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2007 and incorporated herein by reference.

+10.29	The Hanover Insurance Group Retirement Savings Plan previously filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2007 and incorporated herein by reference.

10.30	Credit Agreement dated June 21, 2007 among The Hanover Insurance Group, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, Deutsche Bank Securities, Inc., as sole arranger and bookrunner, Bank of America, N.A., as syndication agent and Citibank, N.A., JPMorgan Chase Bank, N.A., and Sovereign Bank, as co-documentation agents filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2007 and incorporated herein by reference.

+10.31	Description of 2007-2008 Non-Employee Director Compensation previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

+10.32	Retention/Separation Agreement executed August 8, 2007, by and between Edward J. Parry, III and First Allmerica Financial Life Insurance Company previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

+10.33	Offer Letter dated November 6, 2007 between the Registrant and Eugene M. Bullis previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2007 and incorporated herein by reference.

+10.34	Description of 2007 Short-Term Incentive Compensation Awards, 2008 Short-Term Incentive Compensation Program and 2008 Long-Term Incentive Program previously filed as Item 9B to this report.

+10.35	Description of Incentive Compensation Deferral and Conversion Program.

+10.36	The Hanover Insurance Group 2006 Long-Term Incentive Plan.

21	Subsidiaries of THG.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Internal Revenue Service Ruling dated April 15, 1995 previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-91766) filed with the Commission on May 1, 1995 and incorporated herein by reference.

99.2	Important Factors Regarding Forward-Looking Statements.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HANOVER INSURANCE GROUP, INC.
Registrant

Date: February 26, 2008	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President , Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2008	By:	/s/ FREDERICK H. EPPINGER, JR.
Frederick H. Eppinger, Jr.,
President, Chief Executive Officer and Director

Date: February 26, 2008	By:	/S/ EUGENE M. BULLIS
Eugene M. Bullis,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: February 26, 2008	By:	*
Michael P. Angelini,
Chairman of the Board

Date: February 26, 2008	By:	*
P. Kevin Condron,
Director

Date: February 26, 2008	By:	*
Neal F. Finnegan,
Director

Date: February 26, 2008	By:	*
David J. Gallitano,
Director

Date: February 26, 2008	By:	*
Gail L. Harrison,
Director

Date: February 26, 2008	By:	*
Wendell J. Knox,
Director

Date: February 26, 2008	By:	*
Robert J. Murray,
Director

Date: February 26, 2008	By:	*
Joseph R. Ramrath,
Director

Date: February 26, 2008	*By:	/s/ EUGENE M. BULLIS
Eugene M. Bullis,
Attorney-in-fact

SCHEDULE I

THE HANOVER INSURANCE GROUP, INC.

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2007
(In millions)
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$466.1	$470.3	$470.3
States, municipalities and political subdivisions	795.4	808.2	808.2
Foreign governments	5.2	5.2	5.2
Public utilities	539.8	539.4	539.4
All other corporate bonds	3,864.9	3,851.4	3,851.4
Redeemable preferred stocks	51.7	47.5	47.5

Total fixed maturities	5,723.1	5,722.0	5,722.0

Equity securities:
Common stocks:
Public utilities	1.9	7.3	7.3
Banks, trust and insurance companies	9.4	9.5	9.5
Industrial, miscellaneous and all other	26.3	28.1	28.1

Total equity securities	37.6	44.9	44.9

Mortgage loans on real estate	41.2	XXXXXX	41.2
Policy loans	116.0	XXXXXX	116.0
Other long-term investments (2)	24.7	XXXXXX	30.7

Total investments	$5,942.6	XXXXXX	$5,954.8

(1)	For equity securities, represents original cost, and for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.

(2)	The cost of other long-term investments differs from the carrying value due to market value changes in the Company’s equity ownership of limited partnership investments.

SCHEDULE II

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Revenues
Net investment income	$17.2	$13.6	$5.4
Net realized investment gains (losses)	0.3	(2.5)	1.4
Other income	1.0	2.2	—

Total revenues	18.5	13.3	6.8

Expenses
Interest expense	40.6	40.6	40.6
Operating expenses	1.9	0.5	0.4

Total expenses	42.5	41.1	41.0

Net loss before income taxes and equity in net income of unconsolidated subsidiaries	(24.0)	(27.8)	(34.2)
Income tax benefit:
Federal	8.7	11.3	14.3
State	0.1	0.7	0.5
Equity in net income of unconsolidated subsidiaries	254.0	198.7	138.6

Income before discontinued operations	238.8	182.9	119.2
Discontinued operations:
Income from operations of discontinued variable life insurance and annuity business, net of taxes	5.2	—	—
Gain (loss) from disposal of variable life insurance and annuity business, net of taxes	8.3	(20.4)	(444.4)
Gain on sale of Financial Profiles, Inc, net of taxes	0.8	7.8	—

Net income (loss)	$253.1	$170.3	$(325.2)

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31	2007	2006
(In millions, except share and per share data)
Assets
Fixed maturities – at fair value (amortized cost of $300.2 and $258.2)	$302.1	$256.9
Equity securities – at fair value (cost of $9.3)	9.3	9.3
Cash and cash equivalents	14.4	30.6
Investment in unconsolidated subsidiaries	2,525.8	2,259.6
Net receivable from subsidiaries (1)	10.1	45.9
Net receivable from Goldman Sachs	21.8	32.3
Deferred federal income taxes	2.8	4.4
Other assets	5.5	4.6

Total assets	$2,891.8	$2,643.6

Liabilities
Federal income taxes payable	$37.4	$87.4
Expenses and state taxes payable	4.4	1.9
Liability for legal indemnification	29.8	33.9
Interest payable	12.4	12.4
Long-term debt	508.8	508.8

Total liabilities	592.8	644.4

Shareholders’ Equity
Preferred stock, par value $0.01 per share, 20.0 million shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,822.6	1,814.3
Accumulated other comprehensive loss	(20.4)	(39.9)
Retained earnings	946.9	712.0
Treasury stock at cost (8.7 million and 9.4 million shares)	(450.7)	(487.8)

Total shareholders’ equity	2,299.0	1,999.2

Total liabilities and shareholders’ equity	$2,891.8	$2,643.6

(1)	Included in 2006 was $40.0 million of dividends due to the holding company from FAFLIC.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II (CONTINUED)

THE HANOVER INSURANCE GROUP, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2007	2006	2005
(In millions)
Cash flows from operating activities
Net income (loss)	$253.1	$170.3	$(325.2)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain (loss) on disposal of variable life insurance and annuity business	(8.3)	20.4	444.4
Gain on sale of Financial Profiles, Inc.	(0.8)	(7.8)	—
Equity in net income of unconsolidated subsidiaries	(254.0)	(198.7)	(138.6)
Dividend received from unconsolidated subsidiaries(1)	3.1	14.5	2.4
Net realized investment (gains) losses	(0.3)	2.5	(1.4)
Deferred federal income tax (benefit) expense	(1.2)	6.8	(3.6)
Change in expenses and taxes payable	(30.5)	(11.5)	(1.9)
Change in net payable from subsidiaries	10.4	(3.6)	0.2
Other, net	(1.8)	(3.2)	(0.4)

Net cash used in operating activities	(30.3)	(10.3)	(24.1)

Cash flows from investing activities
Proceeds from disposals and maturities of available-for-sale fixed maturities	119.2	57.4	90.4
Proceeds from sale of variable life insurance and annuity business, net	12.7	50.9	235.8
Proceeds from sale of Financial Profiles, Inc.	—	21.4	—
Purchase of available-for-sale fixed maturities	(120.5)	(184.8)	(45.0)
Other investing activities	—	3.9	(0.3)

Net cash provided by (used in) investing activities	11.4	(51.2)	280.9

Cash flow from financing activities
Dividends paid to shareholders	(20.8)	(15.4)	(13.4)
Proceeds from excess tax benefits related to share-based payments	1.3	6.0	—
Treasury stock purchased at cost	(1.6)	(200.2)	—
Exercise of options	23.8	44.8	8.6

Net cash provided by (used in) financing activities	2.7	(164.8)	(4.8)

Net change in cash and cash equivalents	(16.2)	(226.3)	252.0
Cash and cash equivalents, beginning of year	30.6	256.9	4.9

Cash and cash equivalents, end of year	$14.4	$30.6	$256.9

(1)

Amounts reflect cash payments made to the parent company for dividends. Investment assets of $39.9 million, $53.3 million and $74.9 million were also transferred to the parent company in 2007, 2006 and 2005, respectively, to settle dividends balances.

The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTARY INSURANCE INFORMATION

DECEMBER 31, 2007
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$246.8	$3,165.8	$1,155.9	$1.9	$2,372.0	$245.8	$1,455.6	$523.6	$308.8	$2,415.3
Life Companies	3.7	1,238.6	1.2	177.3	32.8	77.5	89.7	0.7	28.3	—
Interest on Corporate Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	—	—	—	(8.9)	—

Total	$250.5	$4,404.4	$1,157.1	$179.2	$2,404.8	$324.0	$1,545.3	$524.3	$368.8	$2,415.3

DECEMBER 31, 2006
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$228.4	$3,163.9	$1,099.9	$2.1	$2,219.2	$227.4	$1,383.5	$476.4	$324.1	$2,307.1
Life Companies	5.1	1,325.6	1.5	192.8	35.4	90.9	88.3	1.1	58.4	—
Interest on Corporate Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	(0.1)	—	—	(7.7)	—

Total	$233.5	$4,489.5	$1,101.4	$194.9	$2,254.6	$318.9	$1,471.8	$477.5	$415.4	$2,307.1

DECEMBER 31, 2005
(In millions)
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
Property and Casualty	$209.1	$3,458.7	$1,009.7	$3.0	$2,161.3	$209.1	$1,596.9	$458.5	$253.2	$2,150.4
Life Companies	7.1	1,429.0	1.6	251.7	36.9	112.1	106.2	6.7	100.7	—
Interest on Corporate Debt	—	—	—	—	—	0.7	—	—	40.6	—
Eliminations	—	—	—	—	—	(0.5)	—	—	(9.8)	—

Total	$209.0	$4,887.7	$1,111.3	$254.7	$2,198.2	$321.4	$1,703.1	$465.2	$384.7	$2,150.4

SCHEDULE IV

THE HANOVER INSURANCE GROUP, INC.

REINSURANCE

DECEMBER 31
(In millions)
2007	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$2,294.2	$976.2	$17.9	$1,335.9	1.34%

Premiums:
Life insurance	$35.9	$3.4	$0.3	$32.8	0.91%
Accident and health insurance	0.9	0.9	—	—	—
Property and casualty insurance	2,624.4	285.2	32.8	2,372.0	1.38%

Total premiums	$2,661.2	$289.5	$33.1	$2,404.8	1.38%

2006
Life insurance in force	$2,427.4	$887.0	$19.8	$1,560.2	1.27%

Premiums:
Life insurance	$38.7	$3.8	$0.4	$35.3	1.13%
Accident and health insurance	1.2	1.1	—	0.1	—
Property and casualty insurance	2,470.0	293.7	42.9	2,219.2	1.93%

Total premiums	$2,509.9	$298.6	$43.3	$2,254.6	1.92%

2005
Life insurance in force	$2,833.9	$1,163.1	$55.6	$1,726.4	3.22%

Premiums:
Life insurance	$51.1	$14.6	$0.3	$36.8	0.80%
Accident and health insurance	21.7	21.6	—	0.1	—
Property and casualty insurance	2,388.5	284.5	57.3	2,161.3	2.65%

Total premiums	$2,461.3	$320.7	$57.6	$2,198.2	2.62%

SCHEDULE V

THE HANOVER INSURANCE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31
(In millions)
		Additions
Description 2007	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Mortgage loans	$1.0	$—	$—	$—	$1.0
Allowance for doubtful accounts	9.6	8.2	—	8.6	9.2

	$10.6	$8.2	$—	$8.6	$10.2

2006
Mortgage loans	$1.0	$—	$—	$—	$1.0
Allowance for doubtful accounts	9.7	8.7	—	8.8	9.6

	$10.7	$8.7	$—	$8.8	$10.6

2005
Mortgage loans	$1.5	$(0.5)	$—	$—	$1.0
Allowance for doubtful accounts	10.4	7.2	—	7.9	9.7

	$11.9	$6.7	$—	$7.9	$10.7

SCHEDULE VI

THE HANOVER INSURANCE GROUP, INC.

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

FOR THE YEARS ENDED DECEMBER 31
(In millions)
Affiliation with Registrant	Deferred policy acquisition costs	Reserves for losses and loss adjustment expenses(2)	Discount, if any, deducted from previous column(1)	Unearned premiums(2)	Net premiums earned	Net investment income
Consolidated Property and Casualty Subsidiaries
2007	$246.8	$3,165.8	$—	$1,155.9	$2,372.0	$245.8

2006	$228.4	$3,163.9	$—	$1,099.9	$2,219.2	$227.4

2005	$201.9	$3,458.7	$—	$1,009.7	$2,161.3	$209.1

	Losses and loss adjustment expenses incurred related to		Amortization of deferred policy acquisition expenses	Paid losses and loss adjustment expenses	Net premiums written
	Current year	Prior years
2007	$1,591.5	$(136.4)	$523.6	$1,522.3	$2,415.3

2006	$1,463.3	$(80.0)	$476.4	$1,460.0	$2,307.1

2005	$1,677.5	$(79.5)	$458.5	$1,408.4	$2,150.4

(1)	The Company does not employ any discounting techniques.

(2)

Reserves for losses and loss adjustment expenses are shown gross of $940.6 million, $889.5 million, and $1,107.6 million of reinsurance recoverable on unpaid losses in 2007, 2006 and 2005, respectively. Unearned premiums are shown gross of prepaid premiums of $58.1 million, $54.6 million, and $52.3 million in 2007, 2006 and 2005, respectively.