Form 10-Q
period 2008-03-31
HANOVER INSURANCE GROUP, INC.
filed 2008-05-08
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,396,389 shares of common stock outstanding, as of May 1, 2008.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2008	2007
REVENUES
Premiums	$630.6	$602.2
Net investment income	80.7	80.2
Net realized investment (losses) gains	(5.0)	2.3
Fees and other income	11.1	13.4

Total revenues	717.4	698.1

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	406.4	385.5
Policy acquisition expenses	137.6	127.2
Other operating expenses	92.9	93.5

Total benefits, losses and expenses	636.9	606.2

Income before federal income taxes	80.5	91.9

Federal income tax expense:
Current	10.8	22.0
Deferred	16.2	6.1

Total federal income tax expense	27.0	28.1

Income from continuing operations	53.5	63.8
Discontinued operations (See Note 3):
Gain (loss) on disposal of variable life insurance and annuity business (net of income tax benefit of $0.2 in 2007)	6.2	(0.2)
Other	(1.2)	—

Net income	$58.5	$63.6

PER SHARE DATA
Basic
Income from continuing operations	$1.03	$1.25
Discontinued operations:
Gain (loss) on disposal of variable life insurance and annuity business	0.12	(0.01)
Other	(0.02)	—

Net income per share	$1.13	$1.24

Weighted average shares outstanding	51.7	51.2

Diluted
Income from continuing operations	$1.02	$1.23
Discontinued operations:
Gain (loss) on disposal of variable life insurance and annuity business	0.12	(0.01)
Other	(0.02)	—

Net income per share	$1.12	$1.22

Weighted average shares outstanding	52.3	51.9

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC .

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) March 31, 2008	December 31, 2007
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $5,654.8 and $5,723.1)	$5,646.6	$5,722.0
Equity securities, at fair value (cost of $45.2 and $37.6)	49.1	44.9
Mortgage loans	38.3	41.2
Policy loans	111.9	116.0
Other long-term investments	30.1	30.7

Total investments	5,876.0	5,954.8

Cash and cash equivalents	233.3	262.8
Accrued investment income	73.5	70.9
Premiums, accounts and notes receivable, net	557.5	540.8
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,353.2	1,378.9
Deferred policy acquisition costs	254.5	250.5
Deferred federal income taxes	316.5	330.5
Goodwill	131.9	126.0
Other assets	479.8	419.1
Separate account assets	424.4	481.3

Total assets	$9,700.6	$9,815.6

LIABILITIES
Policy liabilities and accruals:
Future policy benefits	$1,157.3	$1,164.9
Outstanding claims, losses and loss adjustment expenses	3,194.5	3,239.5
Unearned premiums	1,163.2	1,157.1
Contractholder deposit funds and other policy liabilities	163.3	179.2

Total policy liabilities and accruals	5,678.3	5,740.7

Expenses and taxes payable	677.0	696.4
Reinsurance premiums payable	48.5	47.2
Trust instruments supported by funding obligations	39.8	39.1
Long-term debt	511.9	511.9
Separate account liabilities	424.4	481.3

Total liabilities	7,379.9	7,516.6

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,798.4	1,822.6
Accumulated other comprehensive loss	(23.7)	(20.4)
Retained earnings	1,012.6	946.9
Treasury stock at cost (9.2 million and 8.7 million shares)	(467.2)	(450.7)

Total shareholders’ equity	2,320.7	2,299.0

Total liabilities and shareholders’ equity	$9,700.6	$9,815.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Three Months Ended March 31,
(In millions)	2008	2007
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,822.6	1,814.3
Tax benefit from stock options and other	0.2	0.8
Employee and director stock-based awards	(24.4)	(0.4)

Balance at end of period	1,798.4	1,814.7

ACCUMULATED OTHER COMPREHENSIVE LOSS
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	5.5	(9.0)
Net (depreciation) appreciation during the period:
Net (depreciation) appreciation on available-for-sale securities and derivative instruments	(3.6)	24.1
Benefit (provision) for deferred federal income taxes	1.2	(4.7)

	(2.4)	19.4

Balance at end of period	3.1	10.4

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(25.9)	(30.9)
Amounts arising in the period	(0.1)	—
Amortization during the period:
Amount recognized as net periodic benefit cost	(1.2)	(0.9)
Benefit for deferred federal income taxes	0.4	0.3

	(0.9)	(0.6)

Balance at end of period	(26.8)	(31.5)

Total accumulated other comprehensive loss	(23.7)	(21.1)

RETAINED EARNINGS
Balance at beginning of period, before cumulative effect of accounting change	946.9	712.0
Cumulative effect of accounting change	—	11.5

Balance at beginning of period, as adjusted	946.9	723.5
Net income	58.5	63.6
Treasury stock issued for less than cost	(5.6)	(4.7)
Recognition of share-based compensation	12.8	0.4

Balance at end of period	1,012.6	782.8

TREASURY STOCK
Balance at beginning of period	(450.7)	(487.8)
Shares purchased at cost	(32.9)	—
Net shares reissued at cost under employee stock-based compensation plans	16.4	11.5

Balance at end of period	(467.2)	(476.3)

Total shareholders’ equity	$2,320.7	$2,100.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended March 31,
(In millions)	2008	2007
Net income	$58.5	$63.6

Other comprehensive (loss) income :
Available-for-sale securities:
Net (depreciation) appreciation during the period	(3.3)	24.3
Benefit (provision) for deferred federal income taxes	1.1	(4.8)

Total available-for-sale securities	(2.2)	19.5

Derivative instruments:
Net depreciation during the period	(0.3)	(0.2)
Benefit for deferred federal income taxes	0.1	0.1

Total derivative instruments	(0.2)	(0.1)

	(2.4)	19.4

Pension and postretirement benefits:
Amounts arising in the period	(0.1)	—
Amortization recognized as net periodic benefit costs:
Net actuarial loss	0.3	0.1
Prior service cost	(1.1)	(0.6)
Transition asset	(0.4)	(0.4)

Total amortization recognized as net periodic benefit costs	(1.2)	(0.9)
Benefit for deferred federal income taxes	0.4	0.3

Total pension and postretirement benefits	(0.9)	(0.6)

Other comprehensive (loss) income	(3.3)	18.8

Comprehensive income	$55.2	$82.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
(In millions)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58.5	$63.6
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on disposal of variable life insurance and annuity business	(6.2)	0.2
Loss from other discontinued operations	1.2	—
Net realized investment losses (gains)	5.0	(2.3)
Net amortization and depreciation	4.1	4.9
Stock-based compensation expense	3.4	4.4
Deferred federal income taxes	16.2	6.1
Change in deferred acquisition costs	(3.0)	(6.0)
Change in premiums and notes receivable, net of reinsurance premiums payable	(60.4)	(14.7)
Change in accrued investment income	(2.6)	(2.6)
Change in policy liabilities and accruals, net	(67.6)	(3.9)
Change in reinsurance receivable	31.2	8.6
Change in expenses and taxes payable	(56.8)	(99.6)
Other, net	(4.3)	0.7

Net cash used in operating activities	(81.3)	(40.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	276.6	292.3
Proceeds from disposals of equity securities and other investments	4.8	5.9
Proceeds from mortgages sold, matured or collected	2.9	0.8
Proceeds from collections of installment finance and notes receivable	118.7	104.2
Net cash used to acquire Verlan Holdings, Inc (1)	(2.2)	—
Purchase of available-for-sale fixed maturities	(214.8)	(309.5)
Purchase of equity securities and other investments	(8.1)	—
Capital expenditures	(3.9)	(2.4)
Disbursements to fund installment finance and notes receivable	(106.9)	(122.3)

Net cash provided by (used in) investing activities	67.1	(31.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	2.5	5.7
Proceeds from excess tax benefits related to share-based payments	0.1	0.6
Change in short term debt	37.2	—
Change in collateral related to securities lending program	(16.5)	(88.9)
Treasury stock purchased at cost	(32.9)	—

Net cash used in financing activities	(9.6)	(82.6)

Net change in cash and cash equivalents	(23.8)	(154.2)
Net change in cash and cash equivalents held by AMGRO, Inc. (See Note - 12)	(5.7)	3.7
Cash and cash equivalents, beginning of period	262.4	364.4

Cash and cash equivalents, end of period	$233.3	$213.9

(1)

The net cash used to acquire Verlan Holdings, Inc. excludes $24.5 million of funds being held by Hanover Insurance, who is acting as the facilitator of the transaction payments to shareholders. As of May 1, 2008, approximately $22 million of these funds has been paid to shareholders of Verlan. See Note 12 - Significant Transactions.

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”), and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; First Allmerica Financial Life Insurance Company (“FAFLIC”), THG’s life insurance and annuity subsidiary; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 9. All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Recently Adopted Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“Statement No. 159”). Statement No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Statement No. 159 was effective as of the beginning of fiscal years that begin after November 15, 2007. The Company did not elect to implement the fair value option for eligible financial assets and liabilities as of January 1, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). This statement creates a common definition of fair value to be used throughout generally accepted accounting principles. Statement No. 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, with certain exceptions. The standard establishes a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. The statement also requires expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. Statement No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The difference between the carrying amounts and fair values of those financial instruments held at the date this statement is initially applied should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. Additionally, in February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. As a result, the Company has partially applied the provisions of Statement No. 157 upon adoption at January 1, 2008 and has deferred the adoption for certain nonfinancial assets and liabilities as allowed by this staff position. The effect of adopting Statement No. 157 was not material to the Company’s financial position or results of operations. See further disclosure in Note 7—“Fair Value”.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 which resulted in an increase to shareholders’ equity of $11.5 million (See also Note 4-Federal Income Taxes).

3. Sale of Variable Life Insurance and Annuity Business

On December 30, 2005, the Company sold all of the outstanding shares of capital stock of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”), a life insurance subsidiary representing approximately 95% of the Company’s run-off variable life insurance and annuity business, to The Goldman Sachs Group, Inc. (“Goldman Sachs”). The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, the Company agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Services, Inc. (“AFIMS”), its investment advisory subsidiary, concurrently with the consummation of a fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006. Total proceeds from this transaction were $318.8 million, of which the Company has received $307.1 million as of March 31, 2008. The remaining $11.7 million will be received in December 2008.

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

The Company accounted for the disposal of AFLIAC as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company recognized a net gain of $6.2 million and a net loss of $0.2 million during the first quarter of 2008 and 2007, respectively, which are presented in the Consolidated Statements of Income as Gain (Loss) on Disposal of Variable Life Insurance and Annuity Business, a component of discontinued operations.

Included in the $6.2 million gain in 2008 was a release of $5.8 million related to the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (“FIN 45”). The Company regularly reviews and updates its FIN 45 liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for its FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined. The loss in 2007 primarily consists of operations conversion costs associated with this variable business.

4. Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2008 and 2007 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

In the first quarter of 2008, the Company increased its valuation allowance related to its deferred tax asset by $3.3 million, from $166.1 million to $169.4 million. The increase in this valuation allowance resulted primarily from our realized capital loss and unrealized depreciation of the Company’s investment portfolio. Accordingly, the Company recorded a valuation allowance of $1.8 million as an adjustment to Federal Income Tax Expense in its Consolidated Statements of Income, as well as a $1.5 million valuation allowance as an adjustment to Contractholder Deposit Funds and Other Policy Liabilities for the deferred tax associated with unrealized losses of the Closed Block.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 1995. The years 1995 through 2001 are currently being reviewed with the Internal Revenue Service (“IRS”) Appeals Division. The IRS audit of the years 2005 through 2006 commenced in December 2007.

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

The components of net periodic benefit cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Three Months Ended March 31,
(In millions)	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits
Service cost—benefits earned during the period	$—	$—	$0.2	$0.2
Interest cost	8.2	7.3	0.9	1.2
Expected return on plan assets	(8.5)	(8.0)	—	—
Recognized net actuarial loss	0.3	—	0.1	0.2
Amortization of transition asset	(0.4)	(0.4)	—	—
Amortization of prior service cost	—	—	(1.1)	(0.6)

Net periodic (benefit) cost	$(0.4)	$(1.1)	$0.1	$1.0

6. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) March 31, 2008	December 31, 2007
ASSETS
Fixed maturities, at fair value (amortized cost of $512.4 and $512.0)	$507.5	$514.7
Mortgage loans	21.1	21.4
Policy loans	111.9	116.0
Cash and cash equivalents	3.4	3.8
Accrued investment income	10.2	11.0
Other assets	6.3	6.1

Total assets	$660.4	$673.0

LIABILITIES
Policy liabilities and accruals	$670.1	$670.8
Policyholder dividends	5.3	22.1
Other liabilities	1.3	1.3

Total liabilities	$676.7	$694.2

Excess of Closed Block liabilities over assets designated to the Closed Block and maximum future earnings to be recognized from Closed Block assets and liabilities	$16.3	$21.2

	(Unaudited) Three Months Ended March 31,
(In millions)	2008	2007
REVENUES
Premiums	$12.8	$17.6
Net investment income	9.8	9.6
Net realized investment (losses) gains	(1.3)	0.3

Total revenues	21.3	27.5

BENEFITS AND EXPENSES
Policy benefits	18.2	26.4
Policy acquisition and other operating expenses	0.1	—

Total benefits and expenses	18.3	26.4

Contribution from the Closed Block	$3.0	$1.1

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

7. Fair Value

Effective January 1, 2008, the Company adopted the provisions of Statement No. 157 as it relates to its financial assets and liabilities, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants. Statement No. 157 also establishes a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority level given to Level 1 as these are the most reliable, and the lowest priority given to Level 3:

Level 1 –	Quoted prices in active markets for identical assets.
Level 2 –

Quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, or other inputs that are observable or can be corroborated by observable market data, including model-derived valuations.

Level 3 –	Unobservable inputs that are supported by little or no market activity.

When more than one level of input is used to determine fair value, the financial instrument is classified as Level 1, 2 or 3 according to the lowest priority level that has a significant impact on the fair value measurement.

The Company performs a review of the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in the reclassification of certain financial assets or liabilities within the fair value hierarchy. Reclassifications related to Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the quarter in which the reclassification occurs.

The Company holds fixed maturity securities, equity securities, derivative instruments and separate account assets for which fair value is determined on a recurring basis. The following table presents for each hierarchy level, the Company’s assets and liabilities that are measured at fair value at March 31, 2008.

	Fair Value
(in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities and U.S. Government and agency securities	$370.9	$99.2	$271.7	$—
States and political subdivisions	824.7	—	824.7	—
Foreign governments	5.1	2.0	3.1	—
Corporate fixed maturities	2,858.3	23.7	2,817.2	17.4
Mortgage-backed securities	1,587.6	—	1,566.8	20.8

Total fixed maturities	5,646.6	124.9	5,483.5	38.2
Equity securities (1)	38.1	36.8	—	1.3
Separate account assets	424.4	424.4	—	—
Derivative assets (2)	7.8	—	—	7.8

Total assets at fair value	$6,116.9	$586.1	$5,483.5	$47.3

Derivative liabilities (3)	$(3.3)	$—	$—	$(3.3)

(1)	Excludes certain investments in equities of unconsolidated affiliates totaling $11.0 million that are carried at cost.
(2)	Included on the Consolidated Balance Sheets in other assets.
(3)	Included on the Consolidated Balance Sheets in expenses and taxes payable.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008.

	Level 3 Assets				Level 3 Liabilities
(in millions)	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Balance January 1, 2008	$30.5	$1.3	$5.8	$37.6	$(1.1)
Total gains (losses):
Included in earnings	—	—	2.3	2.3	(2.2)
Included in other comprehensive income	(0.1)		(0.3)	(0.4)	—
Net purchases (redemptions/sales)	7.8	—	—	7.8	—

Balance March 31, 2008	$38.2	$1.3	$7.8	$47.3	$(3.3)

The Company had no transfers in or out of Level 3 during the three months ended March 31, 2008. The amount included in earnings attributable to the change in unrealized gains relating to derivative assets still held as of March 31, 2008 was $2.3 million, which is reflected in the Consolidated Statements of Income in fees and other income. The amount included in earnings attributable to the change in unrealized losses related to derivative liabilities still held as of March 31, 2008 was $2.2 million, which is reflected in the Consolidated Statements of Income in other operating expenses.

The valuation methodologies used to measure financial instruments at fair value, and the level in the fair value hierarchy in which these instruments are generally classified are as follows:

Fixed Maturities: Level 1 securities generally include U.S. Treasury issues and other securities that are highly liquid and for which quoted market prices are available. Level 2 securities are valued using pricing for similar securities and pricing models that incorporate observable inputs including, but not limited to yield curves, broker/dealer quotes and issuer spreads. Level 3 securities include issues for which little observable data can be obtained, primarily due to the illiquid nature of the securities, and the majority of the inputs used to determine fair value are based on the Company’s own assumptions.

Equity Securities: Level 1 includes publicly traded securities valued at quoted market prices. Level 3 consists of common stock of private companies for which observable inputs are not available.

Derivative instruments: These Level 3 valuations are derived from the counterparties’ internally developed models which do not necessarily represent observable market data.

Separate account assets: The Company’s separate accounts are invested in variable insurance trust funds which have a daily net asset value obtainable from an active market.

8. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment gains (losses) to the net balance shown in the Consolidated Statements of Comprehensive Income:

	(Unaudited) Three Months Ended March 31,
(In millions)	2008	2007
Unrealized (depreciation) appreciation on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net of income tax benefit of $2.9 in 2008 and expense of $5.6 in 2007	$(5.4)	$21.0
Less: reclassification adjustment for (losses) gains included in net income, net of income tax benefit of $1.8 in 2008 and expense of $0.8 in 2007	(3.2)	1.5

Total available-for-sale securities	(2.2)	19.5

Unrealized depreciation on derivative instruments:
Unrealized holding losses arising during period, net of income tax benefit of $0.1	(0.2)	—
Less: reclassification adjustment for gains included in net income, net of income tax expense of $0.1	—	0.1

Total derivative instruments	(0.2)	(0.1)

Other comprehensive (loss) income	$(2.4)	$19.4

9. Segment Information

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

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as bonds and inland marine. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; AMGRO, Inc. (“AMGRO”), the Company’s premium financing business; as well as voluntary pools in which the Company has not actively participated since 1995.

The Life Companies segment consists primarily of a block of traditional life insurance products (principally the Closed Block), the group retirement annuity contract business and the guaranteed investment contract business. Assets and liabilities related to the reinsured variable life insurance and annuity business, as well as the discontinued group life and health business, including group life and health voluntary pools, are also reflected in this segment. (See Note 3—Sale of Variable Life Insurance and Annuity Business)

The Company reports interest expense related to its corporate debt separately from the earnings of its operating segments. Corporate debt consists of the Company’s junior subordinated debentures and its senior debentures.

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

Summarized below is financial information with respect to business segments:

	(Unaudited) Three Months Ended March 31,
(In millions)	2008	2007
Segment revenues:
Property and Casualty:
Personal Lines	$403.2	$393.6
Commercial Lines	283.6	255.5
Other Property and Casualty Commercial Lines	10.7	11.0

Total Property and Casualty	697.5	660.1
Life Companies	29.1	37.5
Intersegment revenues	(2.1)	(2.0)

Total segment revenues	724.5	695.6
Adjustments to segment revenues:
Net realized investment (losses) gains	(5.0)	2.3
Other (loss) income	(2.1)	0.2

Total revenues	$717.4	$698.1

Segment income before federal income taxes:
Property and Casualty:
Personal Lines:
GAAP underwriting (loss) income	$(4.6)	$14.9
Net investment income	29.7	29.5
Other	2.5	3.0

Personal Lines segment income	27.6	47.4
Commercial Lines:
GAAP underwriting income	36.4	20.9
Net investment income	30.9	27.3
Other	1.0	0.8

Commercial Lines segment income	68.3	49.0
Other Property and Casualty:
GAAP underwriting (loss) income	(1.0)	0.3
Net investment income	3.7	3.9
Other	(0.6)	0.3

Other Property and Casualty segment income	2.1	4.5

Total Property and Casualty	98.0	100.9
Life Companies	(2.5)	(0.9)
Interest on corporate debt	(10.0)	(10.0)

Segment income before federal income taxes	85.5	90.0
Adjustments to segment income:
Net realized investment (losses) gains, net of amortization	(5.1)	1.9
Gain on derivative instruments	0.1	—

Income from continuing operations before federal income taxes	$80.5	$91.9

	Identifiable Assets
(In millions)	(Unaudited) March 31, 2008	December 31, 2007
Property and Casualty (1)	$7,490.3	$7,313.2
Life Companies (2)	2,209.9	2,502.0
Intersegment eliminations	0.4	0.4

Total	$9,700.6	$9,815.6

(1)

The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments. Includes $146.6 million and $110.7 million at March 31, 2008 and December 31, 2007, respectively related to AMGRO.

(2)	Includes assets related to the Company’s discontinued group life and health operations.

Discontinued Operations—Group Life and Health

During 1999, the Company exited its group life and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the group life and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $29.4 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

As permitted by APB Opinion No. 30, the Consolidated Balance Sheets have not been segregated between continuing and discontinued operations. At March 31, 2008 and December 31, 2007, the discontinued segment had assets of approximately $304.2 million and $311.1 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $374.8 million and $381.6 million, respectively, consisting primarily of policy liabilities.

10. Stock-based Compensation

Compensation cost recorded pursuant to Statement No. 123(R) and the related tax benefits were as follows:

	(Unaudited) Quarter Ended March 31,
(In millions)	2008	2007
Stock-based compensation expense	$3.4	$4.4
Tax benefit	1.2	1.5

Stock Options

Information on the Company’s stock option plan activity is summarized below.

	(Unaudited) Three Months Ended March 31, 2008		(Unaudited) Three Months Ended March 31, 2007
(In whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,268,912	$41.15	3,855,892	$40.14
Granted	92,909	44.79	375,117	48.46
Exercised	69,350	35.98	164,368	34.87
Forfeited, cancelled or expired	123,650	52.70	18,575	39.61

Outstanding, end of period	3,168,821	$40.91	4,048,066	$41.13

Restricted Stock and Restricted Stock Units

The following table summarizes activity information about employee nonvested stock and performance based restricted share units:

	(Unaudited) Three Months Ended March 31, 2008		(Unaudited) Three Months Ended March 31, 2007
(In whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of period	179,416	$46.79	53,835	$38.82
Granted	284,202	45.09	144,522	48.35
Vested and exercised	6,000	35.87	—	—
Forfeited	2,561	45.16	3,053	43.13

Outstanding, end of period	455,057	$45.87	195,304	$45.80

Performance-based restricted stock units:
Outstanding, beginning of period (1)	402,929	$44.16	515,710	$42.22
Granted (1) (2)	127,624	42.40	75,286	48.46
Vested and exercised	342,757	44.27	112,616	36.88
Forfeited	882	50.60	8,952	44.93

Outstanding, end of period (1)	186,914	$45.64	469,428	$43.68

(1)

Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 150% of the shares disclosed, which varies based on grant year and individual participation level.

(2)

In 2008, 69,644 performance based stock units were included as granted due to completion levels related to both the 2005 and 2006 grants, in excess of 100%. The weighted average grant date fair value for these awards was $40.06. In 2007, 30,716 performance based stock units were included as granted due to completion levels related to 2004 grant, in excess of 100%. The weighted average grant date fair value for these awards was $36.88.

11. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share:

	(Unaudited) Three Months Ended March 31,
(In millions, except per share data)	2008	2007
Basic shares used in the calculation of earnings per share	51.7	51.2
Dilutive effect of securities:
Employee stock options	0.3	0.5
Non-vested stock grants	0.3	0.2

Diluted shares used in the calculation of earnings per share	52.3	51.9

Per share effect of dilutive securities on income from continuing operations and net income	$(0.01)	$(0.02)

Diluted earnings per share for the three months ended March 31, 2008 and 2007 excludes 2.0 million and 1.5 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive.

12. Significant Transactions

On March 14, 2008, the Company acquired all of the outstanding shares of Verlan Holdings, Inc. for $29.0 million. Verlan Holdings, Inc. is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies, and which historically has generated annual written premium of approximately $18 million.

On March 10, 2008, the Company reached an agreement to sell its premium financing subsidiary, AMGRO to Premium Financing Specialists, Inc. The transaction is subject to regulatory review and approval, as well as the satisfaction of certain closing conditions, and is expected to close in the second quarter of 2008.

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Balance Sheet for AMGRO has been reclassified as assets held for sale. The following table details the significant assets and liabilities reflected in AMGRO’s Balance Sheet under the captions “Other Assets” and “Expenses and taxes payable”, respectively.

(In millions)	(Unaudited) March 31, 2008	December 31, 2007
Assets:
Cash and equivalents	$18.3	$12.6
Premiums, accounts and notes receivable	121.2	88.7
Other assets	7.1	9.4

Total assets	$146.6	$110.7

Liabilities:
Expenses and taxes payable	$12.2	$19.8
Short-term debt (1)	128.3	85.0

Total liabilities	$140.5	$104.8

(1)

In 2007, this balance reflects intercompany borrowings from Hanover Insurance. In 2008, $91.1 million of the borrowings were from Hanover Insurance and $37.2 million were borrowing from an unaffiliated party. All intercompany amounts are eliminated in the Consolidated Balance Sheets.

13. Commitments and Contingencies

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit which, in a decision rendered on February 20, 2008, reversed the lower court with respect to damages and ordered the district court to enter a judgment that plaintiffs are entitled to no damages other than the return of the $150,000 surrender charge. On March 5, 2008, plaintiffs filed a Petition for Rehearing with the Seventh Circuit, which was denied on March 13, 2008, which decision is final and conclusive.

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of March 31, 2008, there were approximately 270 such cases, at least two of which were styled as putative class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies. On April 8, 2008, the Louisiana Supreme Court issued a decision in the case of Sher v. Lafayette Insurance Company, et al, No. 2007-C-2441, holding that flood exclusions used in the Company’s policies are unambiguous and enforceable.

Plaintiffs in several consolidated cases (including Sampia v. Massachusetts Bay Insurance Company, E.D. La. Civil Action No. 06-0559) appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal was heard by the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al., v. State Farm Fire & Casualty Co., No. 06-30946. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decision dismissing plaintiffs’ claims. Plaintiffs thereafter filed a petition for a writ of certiorari with the United States Supreme Court, which was denied on January 14, 2008. Currently pending before the Louisiana Supreme Court is the case of Landry v. Louisiana Citizens Property Insurance Corporation, No. 2007-C-1907, in which plaintiffs have asserted a construction of the Valued Policy Law similar to that rejected by the Fifth Circuit in Chauvin. Landry was argued on February 26, 2008; the Court subsequently requested additional briefing from the parties to be filed no later than April 18, 2008.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including THG. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims, including claims under Louisiana’s Valued Policy Law, as well as claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to the Federal District Court for the Eastern District of Louisiana.

A final, non-appealable order that under the Louisiana Valued Policy Law the Company’s flood exclusion is inapplicable where any portion of a loss is attributable to a covered peril, could have a material adverse effect on the Company’s financial position, and would likely have such effect on the Company’s results of operations. The Company has established its loss and LAE reserves on the assumption that the application of the Valued Policy Law will not result in the Company having to pay damages for perils not otherwise covered and that the Company will not have any liability under the “Road Home” or similar litigation.

Other Matters

The Company has been named a defendant in various other legal proceedings arising in the normal course of business, including two other suits which, like the Emerald case described above, challenge the Company’s imposition of certain restrictions on trading funds invested in separate accounts. The potential outcome of any such proceedings in which the Company has been named a defendant, and the Company’s ultimate liability, if any, from such legal proceedings, is difficult to predict at this time. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on the Company’s financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

The Commissioner of Insurance has issued a regulation providing the framework for the transition from a market in which the rates are set by the Commissioner to one in which companies propose their own rates. The Company’s rate filing was approved by the Massachusetts Division of Insurance on January 18, 2008 and implemented effective April 1, 2008. It is anticipated that on average, the Company’s overall Massachusetts personal automobile rate levels will decline approximately 8% in 2008.

The Assigned Risk Plan will distribute the Massachusetts residual automobile market based on individual policyholder assignments rather than assigning carriers Exclusive Representative Producers. The Company believes the Assigned Risk Plan will provide for a more equitable distribution of residual market risks across all carriers in the market, and therefore, such plan, is not likely to adversely affect THG’s results of operations or financial position.

Over the past year, other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those in states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks has increased, particularly, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions may limit the Company’s ability to reduce its potential exposure to hurricane related losses. It is possible that other states may take action similar to those taken in the state of Florida. At this time the Company is unable to predict the likelihood or impact of any such potential assessments or other actions.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and subsidiaries (“THG”) and should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Personal Lines

In our Personal Lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. Current market conditions, however, continue to be challenging as pricing pressures and economic conditions are becoming more difficult, especially in Michigan, impacting our ability to grow and retain business in the state. We are working closely with our partner agents in Michigan to remain a significant writer with strong margins. We believe that market conditions will remain challenging and competitive in Personal Lines throughout 2008 and beyond. As a result of the implementation of “managed competition” in Massachusetts, 2008 is a transition year for the industry and while we expect to grow in this state over the long-term, we do not expect Massachusetts to contribute to premium growth during 2008 due to the current rate environment. We have also initiated catastrophe management actions in coastal states, including Florida and Louisiana that, while reducing premium in our homeowners line, has improved our risk profile. Despite these challenges and transitions, we expect our growth levels to be relatively flat in Personal Lines in 2008.

As of April 1, 2008, our Connections® Auto product is available in seventeen states, including Massachusetts. We believe that this product will help us to profitably grow our market share over time. Connections Auto is designed to be competitive for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. At the same time, a core strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Our homeowners product, Connections® Home, which is available in sixteen states, is intended to improve our competitiveness and attract more total account business. Additionally, we continue to make investments in and focus on growing our umbrella product and other personal lines coverages. Having implemented a broader portfolio of products, we continue to work closely with high potential agents to increase the percentage of business they place with us and to ensure this business is consistent with our preferred mix of business. Additionally, we remain focused on diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. We expect these efforts to contribute to profitable growth and improved retention in our Personal Lines segment over time.

Commercial Lines

In the Commercial Lines business, the market continues to be increasingly competitive, a trend that we expect to continue and intensify for the foreseeable future. More significant price competition requires us to continue to be highly disciplined in our underwriting process to ensure that we grow the business only at acceptable margins. We continue to target, through mid-sized agents, small and first-tier middle markets, which encompass clients whose premiums are generally below $200,000. We also continue to develop our specialty businesses, particularly bond and inland marine, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. During the first quarter of 2008, we experienced new business growth in our specialty lines, which now accounts for approximately one third of our Commercial Lines business. Additional growth in these lines continues to be a significant part of our strategy in the future. We continue to focus on expanding our product offerings in specialty businesses as evidenced by our acquisition on March 14, 2008, of Verlan Holdings, Inc. (“Verlan”), a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies. Last year we acquired Professionals Direct, Inc. (“PDI”), which provides professional liability coverage for small legal practices. We believe these acquisitions provide us with better breadth and diversification of products and improve our competitive position with our agents.

The 2007 enhancements of our small commercial business platform provide for additional growth opportunities in our more traditional lines of business. We have expanded the breadth of our underwriting for small account, low hazard workers’ compensation and business owners’ policies, and have introduced Avenues® Auto, a price segmented product for small, commercial automobile policies. We have also provided additional coverage features in our business owners’ policies. Our technology investments are intended to provide our agents with the ability to view a customer’s full account and provide eligibility guidance, as well as other important ease of business improvements. Our focus continues to be on improving and expanding our partnerships with agents. We believe our specialty capabilities and small commercial opportunities, coupled with distinctiveness in the middle market, enables us to deliver significant value to our agents and policyholders in our target markets.

2008 Results

During the first quarter of 2008, our property and casualty group’s segment income decreased $2.9 million, or 2.9%, compared to the prior year. This decrease was attributable to a $5.0 million increase in catastrophe related activity, as well as approximately $6 million of higher underwriting and loss adjustment expenses. These decreases were partially offset by a $3.6 million increase in favorable development of prior year loss and loss adjustment expense (“LAE”) reserves and $3.6 million of higher net investment income. Net premiums written for our property and casualty group increased $16.5 million, or 2.7%, as compared to the first quarter of 2007.

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

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as bonds and inland marine business. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets, as well as voluntary pools business in which we have not actively participated since 1999; and Amgro, Inc. (“AMGRO”), our premium financing business. We have entered into an agreement to sell AMGRO and its subsidiaries; such transaction is expected to close in the second quarter of 2008.

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

Catastrophe losses are a significant component in understanding and assessing the financial performance of our property and casualty insurance business. However, catastrophic events, such as Hurricane Katrina in 2005, make it difficult to assess the underlying trends in this business. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes, helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations.

Our consolidated net income for the first quarter of 2008 was $58.5 million, compared to $63.6 million for the same period in 2007. The $5.1 million decrease in earnings primarily reflects a net realized investment loss of $5.1 million in 2008 compared to a $1.9 million gain in 2007, decreased pre-tax segment results of $2.9 million related to our property and casualty business, and the absence of a $2.4 million benefit received in 2007 related to federal income tax settlements of prior years. These decreases were partially offset by a gain on the disposal of the variable life insurance and annuity business.

The following table reflects segment income as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and a reconciliation of total segment income to consolidated net income.

	Three Months Ended March 31,
(In millions)	2008	2007
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$27.6	$47.4
Commercial Lines	68.3	49.0
Other Property and Casualty	2.1	4.5

Total Property and Casualty	98.0	100.9
Life Companies	(2.5)	(0.9)
Interest expense on corporate debt	(10.0)	(10.0)

Total segment income before federal income taxes	85.5	90.0

Federal income tax expense on segment income	(28.2)	(29.8)
Federal income tax settlement	—	2.4
Net realized investment (losses) gains, net of amortization	(5.1)	1.9
Gains on derivative instruments	0.1	—
Federal income tax benefit (expense) on non-segment items	1.2	(0.7)

Income from continuing operations, net of taxes	53.5	63.8
Discontinued operations:
Gain (loss) on disposal of variable life insurance and annuity business, net of taxes	6.2	(0.2)
Other	(1.2)	—

Net income	$58.5	$63.6

Segment Income

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The Property and Casualty group’s segment income decreased $2.9 million, or 2.9%, to $98.0 million, in the first quarter of 2008, compared to $100.9 million in the first quarter of 2007. Excluding higher catastrophe related activity of $5.0 million in the quarter, earnings would have increased by $2.1 million. This increase is primarily due to lower losses and higher net investment income, partially offset by higher underwriting and loss adjustment expenses. Losses were lower in the current year due to $3.6 million of increased favorable development on prior years’ loss and LAE reserves and approximately $2 million of improvement in current accident year results. Net investment income increased $3.6 million, primarily due to earnings on invested assets transferred from our Life Companies segment to our Property and Casualty group related to a change in common employer from FAFLIC to Hanover Insurance, and from favorable operational cash flows. Underwriting and loss adjustment expenses increased approximately $6 million, primarily due to expenses related to recently acquired subsidiaries, salaries and employee benefit costs, expenses related to the introduction of our Connections Auto product in Massachusetts, technology costs related to a new claims system, and higher expenses related to independent adjustors.

Life Companies’ segment loss was $2.5 million for the first quarter of 2007 compared to a loss of $0.9 million during the same period in 2007. This increase was primarily due to lower net investment income primarily from the intercompany asset transfer.

Our federal income tax expense on segment income was $28.2 million for the first quarter of 2008 compared to $29.8 million for the same period in 2007, primarily due to lower underwriting income in our property and casualty business.

Other Items

Net realized losses on investments were $5.1 million in the first quarter of 2008 compared to a gain of $1.9 million in the same period of 2007. Net realized losses in 2008 are due to $7.5 million of impairments, primarily from fixed maturities and other invested assets, partially offset by $2.3 million of gains recognized principally from the sale of approximately $280 million of fixed maturities.

In 2005, we sold our variable life insurance and annuity business to The Goldman Sachs Group, Inc. (“Goldman Sachs”). In the first quarter of 2008, we recorded a gain of $6.2 million primarily due to the release of liabilities related to certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold, which were recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (“FIN 45”). (See also Note 3—Sale of Variable Life Insurance and Annuity Business) In the first quarter of 2007, we recorded a loss of $0.2 million related to operations conversion expenses. Additionally, in 2008, we recognized $1.2 million of losses associated with the sale of a subsidiary, related to pre-sale activities.

Net income includes the following items by segment:

	Three Months Ended March 31, 2008
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(2.0)	$(1.4)	$3.1	$(4.8)	$(5.1)
Gains on derivative instruments	—	—	—	0.1	0.1
Gain on disposal of variable life insurance and annuity business, net of taxes	—	—	—	6.2	6.2
Other	—	—	—	(1.2)	(1.2)

	Three Months Ended March 31, 2007
	Property and Casualty
	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(0.4)	$(0.3)	$1.0	$1.6	$1.9
Federal income tax settlement	—	—	—	2.4	2.4
Loss on disposal of variable life insurance and annuity business, net of taxes	—	—	—	(0.2)	(0.2)

(1)

We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying businesses.

(2)	Includes corporate eliminations.

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items, such as realized gains and losses, which we believe are not indicative of core operations.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Three Months Ended March 31,
(In millions)	2008	2007
Segment revenues
Net premiums written	$628.5	$612.0

Net premiums earned	$617.7	$584.4
Net investment income	64.3	60.7
Other income	15.5	15.0

Total segment revenues	697.5	660.1

Losses and operating expenses
Losses and loss adjustment expenses	379.7	353.1
Policy acquisition expenses	137.4	127.0
Other operating expenses	82.4	79.1

Total losses and operating expenses	599.5	559.2

Segment income	$98.0	$100.9

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The Property and Casualty group’s segment income decreased $2.9 million, or 2.9%, to $98.0 million, in the first quarter of 2008, compared to $100.9 million in the first quarter of 2007. Catastrophe related activity increased by $5.0 million in the quarter, to $19.3 million, from $14.3 million in the same period of 2007. Excluding the impact of catastrophe related activity, earnings would have increased by $2.1 million. This increase is primarily due to favorable development of prior years’ loss and LAE reserves, higher net investment income and more favorable current accident year results, partially offset by higher expenses. Favorable development on prior years’ reserves increased $3.6 million, to $55.6 million in the first quarter of 2008, from $52.0 million in the same period of 2007. Net investment income increased $3.6 million, primarily due to earnings on invested assets transferred from our Life Companies segment to the Property and Casualty group related to a change in common employer from FAFLIC to Hanover Insurance, and from favorable operational cash flows. Current accident year results improved approximately $2 million, with improvements in Commercial Lines being partially offset by declines in Personal Lines. Underwriting and loss adjustment expenses increased approximately $6 million primarily due to expenses related to recently acquired subsidiaries, salaries and employee benefit costs, expenses related to the introduction of our Connections Auto product in Massachusetts, technology costs related to a new claims system, and higher expenses related to independent adjusters for increased weather related claims.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Three Months Ended March 31,
	2008			2007
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)
Personal Lines:
Personal automobile	$259.3	59.8	0.2	$273.5	56.6	0.1
Homeowners	83.3	65.7	9.1	84.5	51.5	5.3
Other personal	9.1	32.6	7.1	8.3	39.8	4.1

Total Personal Lines	351.7	60.8	3.0	366.3	54.7	1.7

Commercial Lines:
Workers’ compensation	38.2	38.9	—	34.5	33.6	—
Commercial automobile	53.5	41.9	—	51.6	43.8	—
Commercial multiple peril	94.3	36.9	7.6	91.8	47.2	5.6
Other commercial	90.8	29.6	2.1	67.8	30.4	1.0

Total Commercial Lines	276.8	35.9	3.3	245.7	40.3	2.5

Total	$628.5	51.0	3.1	$612.0	49.1	2.0

	2008			2007
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	11.1	29.3	101.2	11.6	29.6	95.9
Commercial Lines	9.5	39.9	85.3	10.8	39.7	90.8
Total	10.5	33.5	95.0	11.3	33.4	93.8

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

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007
	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting (loss) profit, excluding prior year reserve development and catastrophes	$(5.6)	$0.1	$—	$(5.5)	$0.6	$(2.5)	$0.3	$(1.6)
Prior year reserve development favorable (unfavorable)	12.0	44.6	(1.0)	55.6	21.5	30.5	—	52.0
Pretax catastrophe effect	(11.0)	(8.3)	—	(19.3)	(7.2)	(7.1)	—	(14.3)

GAAP underwriting (loss) profit	(4.6)	36.4	(1.0)	30.8	14.9	20.9	0.3	36.1
Net investment income	29.7	30.9	3.7	64.3	29.5	27.3	3.9	60.7
Fees and other income	4.2	4.3	7.0	15.5	3.8	4.1	7.1	15.0
Other operating expenses	(1.7)	(3.3)	(7.6)	(12.6)	(0.8)	(3.3)	(6.8)	(10.9)

Segment income	$27.6	$68.3	$2.1	$98.0	$47.4	$49.0	$4.5	$100.9

Personal Lines

Personal Lines’ net premiums written decreased $14.6 million, or 4.0%, to $351.7 million for the first quarter of 2008. The most significant factor contributing to this decrease was a decline in net premiums written in Michigan, which we attribute to the declining economy in the state. We also experienced a decrease in Massachusetts, which resulted from the state mandated rate decrease of 12% effective April 1, 2007 and a decrease in premium from the Massachusetts Commonwealth Automobile Reinsurers (“CAR”) facility. Our exposure management actions, primarily in Florida and Louisiana, also contributed to the decrease in net premiums written. Additionally, premium decreases in our targeted growth states resulted from our Connections Auto profitability management actions implemented over the past several quarters, partially offset by growth in personal automobile renewal premium and an increase in new homeowners premium in these targeted growth states. These decreases in net written premium were partially offset by a favorable impact from changes in our reinsurance structure as discussed on page 14 of our 2007 Annual Report on Form 10-K, which increased net written premium by $5.7 million in the first quarter of 2008.

Policies in force in the personal automobile line of business increased 0.2% at the end of the first quarter of 2008 compared to the first quarter of 2007. The increase was primarily the result of net growth in policies in force outside of Michigan, partially offset by a decrease in Michigan.

Policies in force in the homeowners line of business decreased 2.5% at the end of the first quarter of 2008, compared to the first quarter of 2007, primarily as a result of declines in Michigan. Policies in force also decreased due to exposure management actions taken in coastal states, particularly in Florida, where we have begun non-renewing all homeowners policies, and in Louisiana, where policies in force declined 17% compared to the first quarter of 2007. Partially offsetting these reductions is an increase in policies in force in newer, growth-targeted states.

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $6.2 million, from a profit of $0.6 million in the first quarter of 2007 to a loss of $5.6 million in 2008. This decline was due to a reduction in current accident year profit of approximately $4 million, primarily due to higher non-catastrophe weather related claims, principally in the homeowners line, resulting from a more severe winter in the Midwest and Northeast, partially offset by the benefit of changes in our 2008 reinsurance programs. Additionally, underwriting and loss adjustment expenses were approximately $3 million higher, primarily due to expenses related to the introduction of our Connections Auto product in Massachusetts, higher independent adjuster costs for increased weather related claims, and salaries and employee benefits.

Favorable development on prior years’ loss and LAE reserves decreased $9.5 million, from $21.5 million in the first quarter of 2007 to $12.0 million in 2008. This decrease was driven by adverse personal automobile personal injury and property development in the 2007 accident year, partially offset by favorable development in the 2003 through 2006 accident years.

The pre-tax effect of catastrophes increased $3.8 million, from $7.2 million in the first quarter of 2007 to $11.0 million in 2008.

Our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results is expected to be affected by increasing price competition, our ability to achieve acceptable margins, our ability to generate new business and to retain our existing business, regulatory actions, the difficult economic conditions in Michigan, and our plans to continue to reduce coastal exposures. In conjunction with the introduction of “managed competition” effective April 1, 2008, our overall personal automobile rate levels in Massachusetts are expected to decrease approximately 8%. Such rates may be subject to further revision throughout the year, depending on the competitive and regulatory environment.

In addition, as discussed under “Contingencies and Regulatory Matters—Other Regulatory Matters”, certain coastal states may take actions which significantly affect the property and casualty insurance market, including ordering rate reductions for homeowners insurance products and subjecting insurance companies that do business in that state to potentially significant assessments in the event of catastrophic losses that are insured or reinsured by state-sponsored insurance or reinsurance entities. Such state actions or our responses thereto could have a significant impact on our underwriting margins and growth prospects, as well as our ability to manage exposures to hurricane losses.

Commercial Lines

Commercial Lines’ net premiums written increased $31.1 million, or 12.7%, to $276.8 million for the first quarter of 2008. This increase included the benefit of changes in our 2008 reinsurance programs, premiums written related to recently acquired subsidiaries, and modest growth in our Commercial Lines of business. Effective January 1, 2008, we renewed our property and casualty reinsurance program with changes to the reinsurance structure as discussed on page 14 of our 2007 Annual Report on Form 10-K. These changes resulted in an increase in net written premium of $19.6 million in the first quarter of 2008, of which $9.4 million is a non-recurring amount related to the termination of our 2007 umbrella excess of loss reinsurance treaty. Net written premium from our recent acquisitions, Verlan and PDI, was $7.9 million, of which $1.5 million was non-recurring due to the termination of existing reinsurance coverage. The remaining premium increase was due to growth in our underlying Commercial Lines business, most notably in our bond business.

Our underwriting profit, excluding prior year reserve development and catastrophes, increased $2.6 million in 2008, from a loss of $2.5 million in 2007 to a profit of $0.1 million in 2008. This increase was primarily due to higher current accident year profit of approximately $5 million, primarily due to the benefit of changes in our reinsurance programs, the results of our recently acquired subsidiaries and growth in our inland marine and bond lines of business. These were partially offset by higher underwriting and loss adjustment expenses of approximately $2 million, primarily attributable to our recently acquired subsidiaries. The overall impact of our recent acquisitions on our underwriting profit and underwriting profit excluding prior year loss development, was a loss of $0.8 million and a profit of $0.1 million, respectively.

Favorable development on prior years’ loss and LAE reserves increased $14.1 million, from $30.5 million for the first quarter of 2007 to $44.6 million in 2008. This increase primarily relates to the commercial multiple peril line of business.

The pre-tax effect of catastrophes increased $1.2 million, to $8.3 million in the first quarter of 2008 from $7.1 million in the first quarter of 2007.

We are experiencing increasing competition in our Commercial Lines segment and modest premium decreases on renewal policies, most notably in our middle market and commercial automobile business and relatively flat pricing in our small commercial business. The industry is also generally experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by increased price competition and the difficult economic conditions in Michigan.

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $2.4 million, to $2.1 million for the quarter ended March 31, 2008, from $4.5 million in the same period of 2007. The decrease is primarily due to adverse development in our run-off voluntary pools business and increased expenses related to our premium financing business.

Investment Results

Net investment income increased $3.6 million, or 5.9%, to $64.3 million for the quarter ended March 31, 2008, primarily due to earnings on invested assets transferred from our Life Companies segment to the Property and Casualty group. Effective January 1, 2008, Hanover Insurance became the common employer of all employees of the holding company and its subsidiaries and sponsorship of all employee benefit and pension plans was transferred from FAFLIC to Hanover Insurance. Accordingly, we transferred liabilities associated with these benefit plans and other employee related items, and an equal amount of assets to Hanover Insurance. Excluding earnings on these intersegment transfers, net investment income would have increased $0.7 million, or 1.1%, in 2008, which is primarily due to higher average invested assets resulting from increased operational cash flows in the latter half of 2007. Net investment income also includes $0.5 million related to our recently acquired subsidiaries.

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

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”) based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, our actuaries develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the actuarial estimation process, which vary by line of business, include determining the expected consistency in the frequency and severity of claims incurred but not yet reported to prior years’ claims, the trend in loss costs, changes in the timing of the reporting of losses from the loss date to the notification date and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the estimated effects of current developments and anticipated trends, is an appropriate basis for predicting future events. On a quarterly basis, our actuaries provide to management a point estimate for each significant line of our direct business to summarize their analysis.

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the anticipated impact of new product introductions or expansion into new geographic areas, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $55.6 million and $52.0 million for the quarters ended March 31, 2008 and 2007, respectively, which represents 2.5% and 2.3% of net loss reserves held, respectively.

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

We are also defendants in various litigation, including putative class actions, which claim punitive damages or claim a broader scope of policy coverage than our interpretation, particularly in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (See also Contingencies and Regulatory Matters). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

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

The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$682.2	$649.8	$696.7	$672.8
Homeowners	116.3	114.6	99.4	97.4
Other Personal Lines	18.3	14.9	24.9	22.1
Workers’ Compensation	367.3	354.3	371.1	353.9
Commercial Automobile	164.6	152.9	169.9	159.8
Commercial Multiple Peril	449.5	410.4	463.3	424.2
Other Commercial Lines	184.8	171.7	179.9	165.4
Asbestos and Environmental	19.9	19.5	19.4	20.0
Pools and Other	197.5	197.5	200.7	200.7

Total	$2,200.4	$2,085.6	$2,225.3	$2,116.3

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at March 31, 2008 and December 31, 2007 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes and recent adverse property related frequency trends in certain coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the potential for adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. In our Personal Lines segment, management considered the adverse personal automobile personal injury development and related potential for adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from economic concerns and health insurance coverage trends, developments in personal automobile property costs in the 2007 accident year and an increase in physical damage frequency, all of which have added additional uncertainty to future development in our personal automobile line. Additionally, management considered the significant growth in our new business with our Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets, as well as emerging loss trends which are higher than expected. Our lack of credible actuarial data to estimate losses in these new geographical areas and agency relationships and with this new product causes uncertainty in estimating ultimate reserves and requires considerable judgment by management. Also in Personal Lines, management considered the significant improvement in frequency trends the industry experienced during 2001 through 2006 in these lines of business which were unanticipated and remain to some extent unexplained. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At March 31, 2008 and December 31, 2007, total recorded net reserves were 5.5% and 5.2% greater than actuarially indicated reserves, respectively.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Three Months Ended March 31,
(In millions)	2008	2007
Reserve for losses and LAE, beginning of period	$3,165.8	$3,163.9
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	435.9	405.0
Decrease in provision for insured events of prior years; favorable development	(55.6)	(52.0)

Total incurred losses and LAE	380.3	353.0

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	131.7	115.1
Losses and LAE attributable to insured events of prior years	266.3	233.6
Hurricane Katrina	9.7	15.7

Total payments	407.7	364.4

Change in reinsurance recoverable on unpaid losses	(18.6)	4.6
Purchase of Verlan Fire Insurance Company	4.2	—

Reserve for losses and LAE, end of period	$3,124.0	$3,157.1

The table below summarizes the gross reserve for losses and LAE by line of business.

(In millions)	March 31, 2008	December 31, 2007
Personal Automobile	$1,263.3	$1,277.4
Homeowners and Other	172.2	162.5

Total Personal	1,435.5	1,439.9

Workers’ Compensation	583.1	593.8
Commercial Automobile	242.7	250.8
Commercial Multiple Peril	522.4	541.8
Other Commercial	340.3	339.5

Total Commercial	1,688.5	1,725.9

Total reserve for losses and LAE	$3,124.0	$3,165.8

The total reserve for losses and LAE as disclosed in the above table decreased by $41.8 million for the quarter ended March 31, 2008.

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

The following table summarizes the change in provision for insured events of prior years by line of business.

	Three Months Ended March 31,
(In millions)	2008	2007
(Decrease) increase in loss provision for insured events of prior years:
Personal Automobile	$(16.2)	$(25.6)
Homeowners and Other	3.6	2.7

Total Personal	(12.6)	(22.9)

Workers’ Compensation	(9.6)	(10.0)
Commercial Automobile	(5.9)	(4.5)
Commercial Multiple Peril	(16.7)	(6.4)
Other Commercial	(9.5)	(7.0)

Total Commercial	(41.7)	(27.9)
Voluntary Pools	1.0	—

Decrease in loss provision for insured events of prior years	(53.3)	(50.8)
Decrease in LAE provision for insured events of prior years	(2.3)	(1.2)

Decrease in total loss and LAE provision for insured events of prior years	$(55.6)	$(52.0)

Estimated loss reserves for claims occurring in prior years developed favorably by $53.3 million and $50.8 million during the first quarters of 2008 and 2007, respectively. The favorable loss reserve development during the first quarter of 2008 is primarily the result of lower than expected frequency of bodily injury in the personal automobile line, primarily in the 2003 through 2006 accident years, and lower than expected severity of liability claims in the commercial multiple peril line for the 2002 through 2007 accident years. In addition, lower than expected severity in the workers’ compensation line, primarily in the 2003 through 2007 accident years, contributed to the favorable development.

The favorable loss reserve development during the first quarter of 2007 was primarily the result of lower than expected bodily injury claim frequency in the personal automobile line, primarily in the three most recent accident years, and lower than expected severity in the workers’ compensation line, also primarily in the three most recent accident years. In addition, lower than expected frequency of liability claims in the commercial multiple peril line for the 2005 and prior accident years contributed to the favorable development.

During the first quarters of 2008 and 2007, estimated LAE reserves for claims occurring in prior years developed favorably by $2.3 million and $1.2 million, respectively. The favorable development in first quarter of 2008 and 2007 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line, partially offset by an adverse litigation settlement in the first quarter of 2007, primarily impacting the personal automobile line.

Although we have experienced significant favorable development in both losses and LAE in recent years, there can be no assurance that this level of favorable development will occur in the future. We believe that we will experience less favorable prior year development in future years than we experienced recently. The factors that resulted in the favorable development of prior year reserves are considered in our ongoing process for establishing current accident year reserves. In light of our recent years of favorable development, the factors driving this development were considered to varying degrees in setting the more recent years’ accident year reserve. As a result, we expect the current and most recent accident year reserves not to develop as favorably as they have in the past. In light of the significance, in recent periods, of favorable development to our Property and Casualty segment income, declines in favorable development could be material to our results of operations.

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos, environmental damage and toxic tort liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $19.9 million and $19.4 million at March 31, 2008 and December 31, 2007, respectively, net of reinsurance of $8.4 million and $11.1 million at March 31, 2008 and December 31, 2007, respectively. In recent years average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $57.1 million and $56.9 million at March 31, 2008 and

December 31, 2007, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

Life Companies

On December 30, 2005, we sold all of the outstanding shares of capital stock of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”), a life insurance subsidiary representing approximately 95% of our run-off variable life insurance and annuity business, to Goldman Sachs. The transaction also included the reinsurance of 100% of the variable business of FAFLIC. Additionally, we continue to evaluate strategic alternatives related to our remaining life insurance subsidiary.

Our Life Companies segment is discussed in two major components: Continuing Operations and Discontinued Operations.

Continuing Operations

The following table summarizes the results of operations for the Continuing Operations segment for the periods indicated.

	Three Months Ended March 31,
(In millions)	2008	2007
Segment revenues
Premiums	$12.9	$17.8
Fees and other income	—	0.4
Net investment income	16.2	19.3

Total segment revenue	29.1	37.5

Policy benefits, claims and operating expenses
Policy benefits, claims and losses	26.6	32.0
Policy acquisition and other operating expenses	5.0	6.4

Total policy benefits, claims and operating expenses	31.6	38.4

Segment loss	$(2.5)	$(0.9)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Life Companies’ Continuing Operations segment loss was $2.5 million in the first quarter of 2008, compared to a loss of $0.9 million during the same period in 2007. The increase in segment loss was primarily due to lower net investment income resulting from an intercompany transfer of assets to our Property and Casualty segment. Effective January 1, 2008, Hanover Insurance became the common employer for all employees of THG and its subsidiaries and sponsorship of all employee benefit and pension plans was transferred from FAFLIC to Hanover Insurance. Accordingly, we transferred liabilities with corresponding assets associated with these benefit plans and other employee related items to Hanover Insurance. In addition, we experienced slight unfavorable mortality in the business, with unfavorable mortality in our traditional line of business partially offset by favorable mortality in our group retirement line. These unfavorable items were partially offset by lower operating expenses.

Discontinued Operations

Gain/(Loss) on Sale of AFLIAC Variable Life Insurance and Annuity Business

	Three Months Ended March 31,
(In millions)	2008	2007
Gain/(loss) on sale of AFLIAC variable life insurance and annuity business	$6.2	$(0.2)

For the quarter ended March 31, 2008, we recorded a gain of $6.2 million, net of tax, primarily due to the release of liabilities related to certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold, which were recorded under FIN 45. For the quarter ended March 31, 2007, we recorded a net loss of $0.2 million, primarily due to conversion costs associated with this variable business.

As of March 31, 2008, our total gross FIN 45 liability was $19.2 million. Although we believe our current estimate for our FIN 45 liability is appropriate, there can be no assurance that this estimate will not materially increase in the future.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	March 31, 2008		December 31, 2007
(In millions, except percentage data)	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
Fixed maturities (1)	$5,646.6	92.4%	$5,722.0	92.0%
Equity securities (1)	49.1	0.8	44.9	0.7
Mortgages	38.3	0.6	41.2	0.7
Policy loans (1)	111.9	1.9	116.0	1.9
Cash and cash equivalents (1)	233.3	3.8	262.8	4.2
Other long-term investments	30.1	0.5	30.7	0.5

Total	$6,109.3	100.0%	$6,217.6	100.0%

(1)	We carry these investments at fair value.

Total investment assets decreased $108.3 million, or 1.7%, to $6.1 billion during the first quarter of 2008, of which fixed maturities decreased $75.4 million and cash and cash equivalents decreased $29.5 million. Fixed maturities declined primarily due to operational cash flow requirements in the Property and Casualty group as well as the Company’s stock repurchase program. Cash and cash equivalents decreased primarily due to a decline in the balance of collateral held related to our securities lending program and the run-off of our life operations.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, mortgage-backed securities, taxable and tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), our fixed maturity portfolio consisted of 95.0% investment grade securities at March 31, 2008 and 94.5% at December 31, 2007.

The following table provides information about the credit quality of our fixed maturities.

(In millions, except percentage data)		March 31, 2008			December 31, 2007
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Carrying Value	% of Total Carrying Value	Amortized Cost	Carrying Value	% of Total Carrying Value
1	Aaa/Aa/A	$4,070.8	$4,084.3	72.3%	$4,149.5	$4,164.1	72.8%
2	Baa	1,290.1	1,282.0	22.7	1,257.6	1,244.2	21.7
3	Ba	112.3	107.0	1.9	130.7	129.6	2.3
4	B	146.8	140.4	2.5	151.9	151.1	2.6
5	Caa and lower	33.8	31.2	0.5	32.4	30.6	0.5
6	In or near default	1.0	1.7	0.1	1.0	2.4	0.1

Total fixed maturities		$5,654.8	$5,646.6	100.0%	$5,723.1	$5,722.0	100.0%

We do not hold subprime mortgages either directly or through our mortgage backed securities, nor do we currently own any collateralized debt and loan obligations or invest in credit derivatives. Our residential mortgage-backed securities constitute $1.1 billion of our invested assets, with less than 15% held in non-agency securities. Commercial mortgage-backed securities (“CMBS”) constitute $468.3 million of our invested assets. Approximately 95% of our CMBS holdings were from pre-2005 vintages, with 5% from the 2006 vintage and no 2005 vintage. The entire CMBS portfolio had a weighted average loan to value ratio of 67.2%. Also, we have limited exposure to the secondary credit risk presented by financial guarantors of municipal obligations. Financial guarantor insurance enhanced municipal bonds were $365.8 million, or approximately 44%, of our municipal bond portfolio at March 31, 2008, with a weighted average credit rating of AA. The overall weighted average credit rating of our insured municipal bond portfolio, giving no effect to the insurance enhancement, was A-. In addition, we believe we have limited indirect exposure to subprime mortgages through our investments in debt securities of banking, brokerage and insurance companies. Based on the issuing companies’ public disclosure, we identified approximately $137 million of corporate bonds which we believe have significant subprime exposure. At March 31, 2008, these securities have a weighted average rating of A and net unrealized losses of $20.4 million.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. As of January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) with respect to our investment assets and liabilities which was not material to our financial position or results of operations. Statement No. 157 creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures. Financial instruments whose value is determined using significant management judgment or estimation are less than 1% of the total assets and liabilities we measured at fair value. See Note 7 of the Notes to Interim Consolidated Financial Statements included under Item 1 of this filing.

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested and expect to continue investing a small portion of funds in equity securities, and we may invest a portion in below investment grade fixed maturities and other assets. The average yield on fixed maturities was 5.6% for March 31, 2008 and December 31, 2007.

At March 31, 2008, $112.4 million of our fixed maturities were invested in traditional private placement securities, as compared to $111.3 million at December 31, 2007. Fair values of traditional private placement securities are determined by pricing models, including the use of discounted cash flow analyses.

We recognized $7.5 million of realized losses on other-than-temporary impairments of fixed maturities for the first quarter of 2008, as compared to $0.5 million for the first quarter of 2007, principally resulting from our exposure to below investment grade securities. In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which reduces net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities that have been continuously in an unrealized loss position.

	March 31, 2008		December 31, 2007
(In millions)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Investment grade fixed maturities:
12 months or less	$42.1	$995.1	$27.1	$740.0
Greater than 12 months	45.7	646.3	34.3	1,214.7

Total investment grade fixed maturities	87.8	1,641.4	61.4	1,954.7

Below investment grade fixed maturities:
12 months or less	16.6	183.3	8.3	171.0
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities	16.6	183.3	8.3	171.0
Equity securities	2.4	31.3	0.5	17.8

Total fixed maturities and equity securities	$106.8	$1,856.0	$70.2	$2,143.5

We had $106.8 million of gross unrealized losses on fixed maturities and equity securities at March 31, 2008, as compared to $70.2 million at December 31, 2007. Unrealized losses on investment grade and below investment grade securities increased during the first quarter of 2008 due to widening credit spreads. In our investment grade bonds, spreads widened most notably in the financial sector for companies that have exposure to the residential mortgage market, and to a lesser extent, in our prime mortgage-backed securities holdings. In our below investment grade portfolio, corporate bonds with lower ratings declined in value as investors evaluated the length and severity of the economic slowdown in the U.S. and its impact on the global economy. Obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions had associated gross unrealized losses of $2.7 million at March 31, 2008 and $2.4 million at December 31, 2007. At March 31, 2008 and December 31, 2007, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term. Furthermore, as of March 31, 2008, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at March 31, 2008 and December 31, 2007. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

(In millions)	March 31, 2008	December 31, 2007
Due in one year or less	$0.1	$0.2
Due after one year through five years	21.0	11.2
Due after five years through ten years	45.9	38.5
Due after ten years	37.4	19.8

Total fixed maturities	104.4	69.7
Equity securities	2.4	0.5

Total fixed maturities and equity securities	$106.8	$70.2

The carrying value of fixed maturity securities on non-accrual status at March 31, 2008 and December 31, 2007, as well as the effect that non-accruals had on net investment income were not material. Although we did not experience defaults in the first quarter of 2008, any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

The provision for federal income taxes from continuing operations was an expense of $27.0 million during the first quarter of 2008, compared to an expense of $28.1 million during the same period in 2007. These provisions resulted in consolidated effective federal tax rates of 33.5% and 30.6% for the quarters ended March 31, 2008 and 2007, respectively. This increase in the tax rate is primary due to a $2.4 million benefit realized in 2007 for a settlement with the Internal Revenue Service (“IRS”) of interest claims for 1977 through 1994.

In the first quarter of 2008, we increased our valuation allowance related to our deferred tax asset by $3.3 million, from $166.1 million to $169.4 million. The increase in this valuation allowance resulted primarily from realized investment losses in the quarter and from unrealized depreciation primarily associated with our Closed Block investment portfolio. Accordingly, we recorded a valuation allowance of $1.8 million as an adjustment to Federal Income Tax Expense in our Consolidated Statements of Income as well as a $1.5 million valuation allowance as an adjustment to Contractholder Deposit Funds and Other Policy Liabilities for the deferred tax associated with the unrealized losses of the Closed Block.

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

Significant Transactions

On March 14, 2008, we acquired all of the outstanding shares of Verlan Holdings, Inc. for $29.0 million. Verlan Holdings, Inc. is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies, and which historically has generated annual written premium of approximately $18 million.

On March 10, 2008, we entered into a definitive agreement to sell our premium financing subsidiary, AMGRO, Inc. and its subsidiaries to Premium Financing Specialists, Inc. The transaction is subject to regulatory review and approval, as well as the satisfaction of certain closing conditions, and is expected to close in the second quarter of 2008.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1—“Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at March 31, 2008 and December 31, 2007 included the current extent to which growth and product mix changes in our Commercial Lines segment have affected our ultimate loss trends, the significant growth in our Personal Lines new business in 2006 and related growth in a number of states, the significant improvement in personal lines frequency and severity trends the industry has experienced during 2001 through 2006 in these lines of business which were unanticipated and remain to some extent unexplained, significant growth and product mix changes in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses, and the potential for adverse development in the workers’ compensation line, where losses tend to emerge over long periods of time and rising medical costs, while moderating, continue to be a concern. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At March 31, 2008 and December 31, 2007, total recorded net reserves were 5.5% and 5.2% greater than actuarially indicated point estimates, respectively. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $24 million impact on property and casualty segment income, based on 2007 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results—Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results—Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years, excluding those related to Hurricane Katrina, developed favorably by $55.6 million and $52.0 million for the quarters ended March 31, 2008 and 2007, respectively, which represents 2.5% and 2.3% of net loss reserves held, respectively. There were no changes to our estimate of Hurricane Katrina net loss and loss adjustment reserves in the first quarter of 2008 and 2007, respectively. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2007 for guidance related to the annual development of our loss and LAE reserves.

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

We are also defendants in various litigation, including putative class actions, which claim punitive damages or claim a broader scope of policy coverage than our interpretation, all in connection with losses incurred from Hurricane Katrina. The reserves established with respect to Hurricane Katrina assume that we will prevail with respect to these matters (see Contingencies and Regulatory Matters). Although we believe our current Hurricane Katrina reserves are adequate, there can be no assurance that our ultimate costs associated with this event will not substantially exceed these estimates.

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

We expect our pre-tax pension expense to decrease by approximately $7.1 million in 2008 from an expense of $5.4 million in 2007, excluding a $6.0 million correction related to historical participant census data, to a benefit of $1.7 million in 2008. This decrease in expense is primarily due to the aforementioned increase in the discount rate.

Holding all other assumptions constant, sensitivity to changes in our key assumptions are as follows:

Discount Rate—A 25 basis point increase in discount rate would decrease our pension expense in 2008 by $0.3 million and decrease our projected benefit obligation by approximately $13 million. A 25 basis point reduction in the discount rate would increase our pension expense by $2.1 million and increase our projected benefit obligation by approximately $14 million.

Expected Return on Plan Assets—A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2008 by $1.1 million.

Statutory Capital of Insurance Subsidiaries

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for FAFLIC and Hanover Insurance, as of March 31, 2008, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover Insurance (1)	$1,742.4	$503.5	$251.8	346%	692%
FAFLIC	174.0	35.7	17.9	487%	972%

(1)	Hanover Insurance’s Total Adjusted Capital includes $755.3 million related to its subsidiary, Citizens.

The total adjusted statutory capital position of Hanover Insurance improved $76.0 million during the first quarter of 2008, primarily due to results generated by our property and casualty business. The total adjusted statutory capital position of FAFLIC declined during 2008, from $188.9 million at December 31, 2007 to $174.0 million at March 31, 2008.

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

In January of 2008, Moody’s upgraded the financial strength rating of our property and casualty subsidiaries to A3 (good) from Baa1 (adequate). Additionally, Moody’s upgraded our debt ratings for senior debt to Baa3 (adequate) from Ba1 (questionable), upgraded our capital securities to Ba1 (questionable) from Ba2 (questionable) and upgraded our short-term debt to Prime-3 (acceptable) from NP (not prime).

Liquidity and Capital Resources

Net cash used by operating activities was $81.3 million during the first quarter of 2008, as compared to $40.6 million in 2007. The $48.7 million increase in cash used for operating activities primarily resulted from increased loss and loss adjustment expense payments.

Net cash provided by investing activities was $67.1 million during the first quarter of 2008, compared to cash used of $31.0 million for the same period of 2007. During 2008, cash was provided by net sales of fixed maturity securities primarily to fund operational cash flow requirements of our property and casualty business, as well as the stock repurchase program. In 2007, we had net purchases of fixed maturity securities primarily from the improved underwriting results in our property and casualty business.

Net cash used in financing activities was $9.6 million during the first quarter of 2008, compared to $82.6 million for the same period of 2007. During 2008, cash used in financing activities primarily resulted from $32.9 million of share repurchases, a net repayment of $16.5 million related to our securities lending program, partially offset by $37.2 million of proceeds from short-term borrowings in our premium financing business, the sale of which is expected to close in the second quarter of 2008. In 2007, cash used by financing activities primarily resulted from a net repayment of $88.9 million related to our securities lending program.

At March 31, 2008, THG, as a holding company, held $282.3 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2008, which currently consist primarily of interest on the senior debentures and junior subordinated debentures, and certain intercompany tax liabilities of approximately $40 million that are expected to become due in 2008. We also expect that the holding company will be required to make payments in 2008 related to indemnification of liabilities associated with the sale of various subsidiaries. However, we currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2008 holding company obligations.

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. Based on current law, we are required to contribute an estimated $22.1 million in 2008, of which $9.7 million has been paid through April 2008. We may be required to make significant cash contributions to our qualified defined benefit pension plan in future years. Effective January 1, 2008, Hanover Insurance assumed FAFLIC’s responsibilities as the common employer of all employees of the holding company and its subsidiaries and as such, the funding of these plans is now the legal responsibility of Hanover Insurance.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments.

On October 16, 2007, our Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of May 1, 2008, we had repurchased approximately 920,000 shares for a cost of approximately $39.5 million. From time to time we may also repurchase senior debt or capital securities on an opportunistic basis.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We had no borrowings under this line of credit during 2008. Additionally, we had no commercial paper borrowings as of March 31, 2008 and we do not anticipate utilizing commercial paper in 2008. Our premium financing business had short-term borrowings of $37.2 million through a credit facility as a result of its pending sale and a change in accounting treatment associated with that transaction.

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit, which, in a decision rendered on February 20, 2008, reversed the lower court with respect to damages and ordered the district court to enter a judgment that the plaintiffs are entitled to no damages other than the return of the $150,000 surrender charge. On March 5, 2008, plaintiffs filed a Petition for Rehearing with the Seventh Circuit, which was denied on March 13, 2008, which decision is final and conclusive.

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of March 31, 2008, there were approximately 270 such cases, at least two of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies. On April 8, 2008, the Louisiana Supreme Court issued a decision in the case of Sher v. Lafayette Insurance Company, et al, No. 2007-C-2441, holding that flood exclusions such as those used in our policies are unambiguous and enforceable.

Plaintiffs in several consolidated cases (including Sampia v. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal was heard by the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al., v. State Farm Fire & Casualty Co., No. 06-30946. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decision dismissing plaintiffs’ claims. Plaintiffs thereafter filed a petition for a writ of certiorari with the United States Supreme Court, which was denied on January 14, 2008. Currently pending before the Louisiana Supreme Court is the case of Landry v. Louisiana Citizens Property Insurance Corporation, No. 2007-C-1907, in which plaintiffs have asserted a construction of the Valued Policy Law similar to that rejected by the Fifth Circuit in Chauvin. Landry was argued on February 26,2008; the Court subsequently requested additional briefing from the parties to be filed no later than April 18, 2008.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including us. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims, including claims under Louisiana’s Valued Policy Law, as well as claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to the Federal District Court for the Eastern District of Louisiana.

A final, non-appealable order that under the Louisiana Valued Policy Law our flood exclusion is inapplicable where any portion of a loss is attributable to a covered peril, could have a material adverse effect on our financial position, and would likely have such effect on our results of operations. We have established our loss and LAE reserves on the assumption that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered and that we will not have any liability under the “Road Home” or similar litigation.

Other Matters

We have been named a defendant in various other legal proceedings arising in the normal course of business, including two other suits which, like the Emerald case described above, challenge our imposition of certain restrictions on trading funds invested in separate accounts. In addition, we are involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action, or regulatory proceedings or other legal proceedings in which we have been named a defendant, and our ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In our opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on our financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

The Commissioner of Insurance has issued a regulation providing the framework for the transition from a market in which the rates are set by the Commissioner to one in which companies propose their own rates. Our rate filing was approved by the Massachusetts Division of Insurance on January 18, 2008 and implemented effective April 1, 2008. Over the course of the year, we currently anticipate overall rate level decreases of approximately 8%.

The Assigned Risk Plan will distribute the Massachusetts residual automobile market based on individual policyholder assignments rather than assigning carriers Exclusive Representative Producers. We believe the Assigned Risk Plan will provide for a more equitable distribution of residual market risks across all carriers in the market, and therefore, such plan, is not likely to adversely affect our results of operations or financial position.

Over the past year, other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in our case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure to hurricane related losses. It is possible that other states may take action similar to those taken in the state of Florida. At this time we are unable to predict the likelihood or impact of any such potential assessments or other actions.

Risks and Forward-Looking Statements

Information regarding risk factors and forward-looking information appears in Part II—Item 1A of this Quarterly Report on Form 10-Q and in Part I—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. This Management’s Discussion and Analysis should be read and interpreted in light of such factors.

Glossary of Selected Insurance Terms

Annuity contracts—An annuity contract is an arrangement whereby an annuitant is guaranteed to receive a series of stipulated amounts commencing either immediately or at some future date. Annuity contracts can be issued to individuals or to groups.

Benefit payments—Payments made to an insured or their beneficiary in accordance with the terms of an insurance policy.

Casualty insurance—Insurance that is primarily concerned with the losses caused by injuries to third persons and their property (other than the policyholder) and the related legal liability of the insured for such losses.

Catastrophe—A severe loss, resulting from natural and manmade events, including risks such as hurricane, fire, earthquake, windstorm, tornado, hailstorm, severe winter weather, explosion, terrorism and other similar events.

Catastrophe loss—Loss and directly identified loss adjustment expenses from catastrophes. The Insurance Services Office (“ISO”) Property Claim Services (“PCS”) defines a catastrophe loss as an event that causes $25 million or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers.

Cede; cedent; ceding company—When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedent” or “ceding company”.

Closed Block—Consists of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies which were in force as of FAFLIC’s demutualization in 1995. The purpose of this block of business is to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts. The Closed Block will be in effect until none of the Closed Block policies are in force, unless an earlier date is agreed to by the Massachusetts Commissioner of Insurance.

Combined ratio, GAAP—This ratio is the GAAP equivalent of the statutory ratio that is widely used as a benchmark for determining an insurer’s underwriting performance. A ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income. The combined ratio is the sum of the loss ratio, the loss adjustment expense ratio and the underwriting expense ratio.

Current year accident results—A measure of the estimated earnings impact of current premiums offset by estimated loss experience and expenses for the current accident year. This measure includes the estimated increase in revenue associated with higher prices (premiums), including those caused by price inflation and changes in exposure, partially offset by higher volume driven expenses and inflation of loss costs. Volume driven expenses include policy acquisition costs such as commissions paid to property and casualty agents which are typically based on a percentage of premium dollars.

Dividends received deduction—A corporation is entitled to a special tax deduction from gross income for dividends received from a domestic corporation that is subject to income tax.

Earned premium—The portion of a premium that is recognized as income, or earned, based on the expired portion of the policy period, that is, the period for which loss coverage has actually been provided. For example, after six months, $50 of a $100 annual premium is considered earned premium. The remaining $50 of annual premium is unearned premium. Net earned premium is earned premium net of reinsurance.

Excess of loss reinsurance—Reinsurance that indemnifies the insured against all or a specific portion of losses under reinsured policies in excess of a specified dollar amount or “retention”.

Expense Ratio, GAAP—The ratio of underwriting expenses to premiums earned for a given period.

Exposure—A measure of the rating units or premium basis of a risk; for example, an exposure of a number of automobiles.

Frequency—The number of claims occurring during a given coverage period.

Inland Marine Insurance—In Commercial Lines, this is a type of coverage developed for shipments that do not involve ocean transport. It covers articles in transit by all forms of land and air transportation as well as bridges, tunnels and other means of transportation and communication. In the context of Personal Lines , this term relates to floater policies that cover expensive personal items such as fine art and jewelry.

Loss adjustment expenses (“LAE”)—Expenses incurred in the adjusting, recording, and settlement of claims. These expenses include both internal company expenses and outside services. Examples of LAE include claims adjustment services, adjuster salaries and fringe benefits, legal fees and court costs, investigation fees and claims processing fees.

Loss adjustment expense (“LAE”) ratio, GAAP—The ratio of loss adjustment expenses to earned premiums for a given period.

Loss costs—An amount of money paid for a property and casualty claim.

Loss ratio, GAAP—The ratio of losses to premiums earned for a given period.

Loss reserves—Liabilities established by insurers to reflect the estimated cost of claims payments and the related expenses that the insurer will ultimately be required to pay in respect of insurance it has written. Reserves are established for losses and for LAE.

Multivariate product—An insurance product, the pricing for which is based upon the magnitude of, and correlation between, multiple rating factors. In practical application, the term refers to the foundational analytics and methods applied to the product construct. Our Connections Auto product is a multivariate product.

Peril—A cause of loss.

Property insurance—Insurance that provides coverage for tangible property in the event of loss, damage or loss of use.

Rate—The pricing factor upon which the policyholder’s premium is based.

Rate increase (commercial lines)—Represents the average change in premium on renewal policies caused by the estimated net effect of base rate changes, discretionary pricing, inflation or changes in policy level exposure.

Rate increase (personal lines)—The estimated cumulative premium effect of approved rate actions during the prior policy period applied to a policy’s renewal premium.

Reinstatement premium—A pro-rata reinsurance premium that may be charged for reinstating the amount of reinsurance coverage reduced as the result of a reinsurance loss payment under a catastrophe cover. For example, in 2005 this premium was required to ensure that our property catastrophe occurrence treaty, which was exhausted by Hurricane Katrina, was available again in the event of another large catastrophe loss in 2005.

Reinsurance—An arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on risks and catastrophe protection from large or multiple losses. Reinsurance does not legally discharge the primary insurer from its liability with respect to its obligations to the insured.

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

Security Lending—We engage our banking provider to lend securities from our investment portfolio to third parties. These lent securities are fully collateralized by cash. We monitor the fair value of the securities on a daily basis to assure that the collateral is maintained at a level of at least 102% of the fair value of the loaned securities. We record securities lending collateral as a cash equivalent, with an offsetting liability in expenses and taxes payable.

Separate accounts—An investment account that is maintained separately from an insurer’s general investment portfolio and that allows the insurer to manage the funds placed in variable life insurance policies and variable annuity policies. Policyholders direct the investment of policy funds among the different types of separate accounts available from the insurer.

Severity—A monetary increase in the loss costs associated with the same or similar type of event or coverage.

Specialty Lines—A major component of our Other Commercial Lines, includes products such as inland and ocean marine, bond and various small commercial niche products.

Statutory accounting principles—Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by insurance regulatory authorities including the NAIC, which in general reflect a liquidating, rather than going concern, concept of accounting.

Surrender or withdrawal—Surrenders of life insurance policies and annuity contracts for their entire net cash surrender values and withdrawals of a portion of such values.

Underwriting—The process of selecting risks for insurance and determining in what amounts and on what terms the insurance company will accept risks.

Underwriting expenses—Expenses incurred in connection with the acquisition, pricing and administration of a policy.

Underwriting expense ratio, GAAP—The ratio of underwriting expenses to earned premiums in a given period.

Unearned premiums—The portion of a premium representing the unexpired amount of the contract term as of a certain date.

Variable annuity—An annuity which includes a provision for benefit payments to vary according to the investment experience of the separate account in which the amounts paid to provide for this annuity are allocated.

Written premium—The premium assessed for the entire coverage period of a property and casualty policy without regard to how much of the premium has been earned. See also earned premium. Net written premium is written premium net of reinsurance.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the first three months of 2008 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer noted that during the fourth quarter of 2007 the Claims department piloted a new HCS claims system and commenced the transition of all new claims within our personal and commercial automobile lines of business to the newly developed system. This transition to HCS was completed during the first quarter of 2008 and; therefore, became a significant system to our business. There were no other changes that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

A jury trial on plaintiffs’ damage claim was held in December 2006, which resulted in an aggregate award to plaintiffs of $1.3 million for lost profits and reimbursement of surrender charges. Plaintiffs’ motion for a new trial was subsequently denied. On March 5, 2007, plaintiffs filed a Notice of Appeal to the United States Court of Appeals, Seventh Circuit which, in a decision rendered on February 20, 2008, reversed the lower court with respect to damages and ordered the district court to enter a judgment that the plaintiffs are entitled to no damages other than the return of the $150,000 surrender charge. On March 5, 2008, plaintiffs filed a Petition for Rehearing with the Seventh Circuit, which was denied on March 13, 2008, which decision is final and conclusive.

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of March 31, 2008, there were approximately 270 such cases, at least two of which were styled as class actions. These cases have been filed in both Louisiana state courts and federal district courts. These cases involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law”, the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies. On

April 8, 2008, the Louisiana Supreme Court issued a decision in the case of Sher v. Lafayette Insurance Company, et al, No. 2007-C-2441, holding that flood exclusions such as those used in our policies are unambiguous and enforceable.

Plaintiffs in several consolidated cases (including Sampia v. Massachusetts Bay Insurance Company, E.D. La. Civil Action Number 06-0559) appealed an Order of the Federal District Court dated August 6, 2006 rejecting plaintiffs’ contention that the Louisiana Valued Policy Law has the effect of requiring coverage for a total loss proximately caused by a non-covered peril so long as there was any covered loss. This consolidated appeal was heard by the United States Court of Appeals, Fifth Circuit, in a case captioned Chauvin, et al., v. State Farm Fire & Casualty Co., No. 06-30946. On August 6, 2007, the Fifth Circuit Court issued an opinion upholding the District Court decision dismissing plaintiffs’ claims. Plaintiffs thereafter filed a petition for writ of certiorari with the United States Supreme Court, which was denied on January 14, 2008. Currently pending before the Louisiana Supreme Court is the case of Landry v. Louisiana Citizens Property Insurance Corporation, No. 2007-C-1907, in which plaintiffs have asserted a construction of the Valued Policy Law similar to that rejected by the Fifth Circuit in Chauvin. Landry was argued on February 26, 2008; the Court subsequently requested additional briefing from the parties to be filed no later than April 18, 2008.

On August 23, 2007, the State of Louisiana (individually and on behalf of the State of Louisiana, Division of Administration, Office of Community Development) filed a putative class action in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled State of Louisiana, individually and on behalf of State of Louisiana, Division of Administration, Office of Community Development ex rel The Honorable Charles C. Foti, Jr., The Attorney General For the State of Louisiana, individually and as a class action on behalf of all recipients of funds as well as all eligible and/or future recipients of funds through The Road Home Program v. AAA Insurance, et al., No. 07-8970. The complaint named as defendants over 200 foreign and domestic insurance carriers, including THG. Plaintiff seeks to represent a class of current and former Louisiana citizens who have applied for and received or will receive funds through Louisiana’s “Road Home” program. On August 29, 2007, Plaintiff filed an Amended Petition in this case, asserting myriad claims, including claims under Louisiana’s Valued Policy Law, as well as claims for breach of: contract, the implied covenant of good faith and fair dealing, fiduciary duty and Louisiana’s bad faith statutes. Plaintiff seeks relief in the form of, among other things, declarations that (a) the efficient proximate cause of losses suffered by putative class members was windstorm, a covered peril under their policies; (b) the second efficient proximate cause of their losses was storm surge, which Plaintiff contends is not excluded under class members’ policies; (c) the damage caused by water entering affected parishes of Louisiana does not fall within the definition of “flood”; (d) the damages caused by water entering Orleans Parish and the surrounding area was a result of man-made occurrence and are properly covered under class members’ policies; (e) many class members suffered total losses to their residences; and (f) many class members are entitled to recover the full value for their residences stated on their policies pursuant to the Louisiana Valued Policy Law. In accordance with these requested declarations, Plaintiff seeks to recover amounts that it alleges should have been paid to policyholders under their insurance agreements, as well as penalties, attorneys’ fees, and costs. The case has been removed to Federal District Court for the Eastern District of Louisiana.

A final, non-appealable order that under the Louisiana Valued Policy Law our flood exclusion is inapplicable where any portion of a loss is attributable to a covered peril, could have a material adverse effect on our financial position, and would likely have such effect on our results of operations. We have established our loss and loss adjustment reserves on the assumption that the application of the Valued Policy Law will not result in our having to pay damages for perils not otherwise covered and that we will not have any liability under the “Road Home” or similar litigation.

ITEM 1A—RISK FACTORS

Risks and Forward-Looking Statements

We wish to caution readers that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual results for the remainder of 2008 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in our Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance” and similar expressions are intended to identify forward-looking statements. See “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2007. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply.

Risk factors which have changed from those previously disclosed in our Annual Report on Form 10-K have been marked in bold. The risks identified below reflect additional risks, or provide additional examples of risks, described in “Important Factors Regarding Forward-Looking Statements” filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2008. In order to better understand the risks we face, the following description and updates should be read in conjunction with the disclosure in such Exhibit 99.2.

Risks Relating To Our Property And Casualty Insurance Business

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we (including our recently acquired subsidiaries) have insured in either the current or in prior years, including risks indirectly insured through various mandatory market mechanisms or through discontinued pools which are included in the Other Property and Casualty segment (our retained Life Companies business also includes discontinued pools which present similar risks) or the expected decline in the amount of favorable development which has been realized in recent periods, which could be material, particularly in light of the significance of favorable development as a contributor to Property and Casualty segment income; (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, whether as the result of an increasingly competitive product pricing environment, the adoption by competitors of strategies to increase agency appointments and commissions, as well as marketing and advertising expenditures or otherwise; (iii) heightened competition, including the recent intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) failure to obtain new customers, retain existing customers or reductions of policies in force by existing customers, whether as a result of recent competition or otherwise; (v) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs, and including as the result of “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance or coverage changes in health policies to make such coverage, in certain circumstances, secondary to other policies); (vi) restrictions on insurance underwriting; (vii) adverse state and federal legislation or regulation, including mandated decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, recently enacted changes to the “fix-and-establish” rate setting mechanism for personal automobile rates in Massachusetts, limitations on the use of credit scoring, such as proposals to ban the use of credit scores with respect to personal lines in Michigan and Florida or arising out of the recent report on credit scores issued by the U.S Fair Trade Commission, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best, whether due to additional capital requirements or our underwriting performance or other factors; (ix) industry-wide change resulting from investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new Personal Lines products, such as our multivariate auto and our new homeowners products, and related technology changes and new Personal and Commercial Lines operating models or in connection with the integration of newly acquired businesses; (xi) disruptions caused by the implementation of a new claims system for both the personal and commercial automobile lines; and (xii) the impact of our acquisition of Professionals Direct, Inc. and Verlan Holdings, Inc. or other future acquisitions. Additionally, our profitability could be affected by adverse catastrophe experience, severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk. This factor, along with the increased cost of reinsurance, may result in insurers seeking to diversify their geographic exposure which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in non-coastal markets such as the Midwest. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of profits from operations in the Midwest.

Specifically, underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to hurricanes Katrina and Rita. The risks and uncertainties in our business that may affect such estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event. Factors that add to the complexity in this event include the legal and regulatory uncertainty (including certain legal questions now pending before the Louisiana Supreme Court related to the interpretation of the Louisiana Valued Policy Law), the complexity of factors contributing to the losses, delays in claim reporting, the exacerbating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due in part to the availability and cost of resources to effect repairs. As a result, there can be no assurance that our ultimate costs associated with this event will not be substantially different from current estimates. In addition, there can be no assurance that, in light of the devastation in the areas affected by Hurricane Katrina, our ability to obtain and retain policyholders will not be adversely affected. Hurricane Katrina has also contributed to uncertainty regarding the reinsurance marketplace, which also experienced significant losses related to this catastrophe.

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates, particularly in

Massachusetts, where the introduction of “managed competition” in the personal automobile line is expected to result in rate decreases. In addition, underwriting results and segment income could be adversely affected by changes in frequency and loss trends. Results in Personal Lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the current economic environment in Michigan, proposals in Michigan to reduce rates, expand coverage, or expand circumstances in which parties can recover non-economic damages for bodily injury claims (i.e., efforts to modify or overturn the so-called Kreiner decision), the Michigan Commissioner of Insurance’s proposed ban, and a bill passed by the Michigan House of Delegates to ban, the use of credit scores, or the Governor’s executive order creating a new position of the Automobile and Home Insurance Consumer Advocate, who is to act independent from the Michigan Commissioner of Insurance), by unfavorable loss trends that may result in New Jersey due to that state’s supreme court ruling relating to the no-fault tort threshold, and by disruptions caused by judicial and potential legislative and executive branch intervention related to rules proposed by the Massachusetts Commissioner of Insurance to reform the distribution of losses from the Massachusetts personal automobile residual market and introduce “managed competition” to the personal automobile market. The introduction of “managed competition” is expected to result in an overall rate level reduction of approximately 8%. Additionally, there is uncertainty regarding our ability to attract and retain customers in this market as new and larger carriers enter the state as a result of “managed competition”.

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

Risks Relating To Our Life Companies

Our businesses may be affected by (i) adverse actions related to legal and regulatory actions described under “Contingencies and Regulatory Matters”, including those which are subject to the “FIN 45” reserve described under “Life Companies—Discontinued Operations”; (ii) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); (iii) possible claims relating to sales practices for insurance and investment products or our historical administration of such products, including with respect to activities of our former agents; (iv) adverse trends in mortality and morbidity; (v) lower appreciation or decline in value of our managed investments or the investment markets in general; (vi) issues relating to the administration of the Closed Block, including the implementation of dividend scales; and (vii) an adverse ruling by the Internal Revenue Service eliminating some or all of the separate accounts’ dividends received deduction tax benefits that we have received.

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

Risks Relating To Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (ii) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (iii) the inability to attract, or the loss or retirement of key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (iv) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (v) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (vi) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate, including the expansion of current concerns regarding sub-prime mortgages to prime mortgage and corresponding mortgage-backed or other debt securities and concerns relative to the ratings and capitalization of municipal bond and mortgage guarantees and the valuation of commercial mortgages and commercial mortgage backed securities; (vii) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (viii) defaults or impairments of debt securities held by us; (ix) higher employee benefit costs due to changes in market values of plan assets, interest rates, regulatory requirements or judicial interpretations of benefits (including with respect to our Cash Balance Plan which is the subject of the Durand litigation); (x) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xi) errors or omissions in connection with the administration of any of our products; (xii) breaches of our information technology security systems or other operational disruptions or breaches which result in the loss or compromise of confidential financial, personal, medical or other information about our policyholders, agents or others with whom we do business; and (xiii) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

In addition, except where required or permitted by applicable accounting principles, components of our Consolidated Balance Sheets are not marked to market or otherwise intended to reflect our estimates of the fair market or disposition value of such assets or liabilities or the related businesses. The recorded value of certain assets, such as deferred acquisition costs, deferred federal income taxes, real estate, and goodwill, and certain liabilities, such as reserves, reflect the application of our assumptions to generally accepted accounting principles. Accordingly, in the event of a disposition of all or a portion of any such assets, liabilities or related businesses, the value obtainable in such a transaction may differ materially from the value reflected in our consolidated financial statements, which would in turn have a material impact on Shareholders’ Equity and book value per share. Management is currently evaluating strategic options for the Life Companies, including the possible disposition of all or a portion of such business. There can be no assurance that we will be successful in any such efforts. In the event of such a disposition, it is management’s expectation that the realizable value would be lower than the value reflected in Shareholders’ Equity in our Consolidated Balance Sheets. Additionally, such transactions may also result in the reallocation of corporate overhead costs to other segments.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2008	197,120	$43.18	197,120	$89,800,000
February 1 - 29, 2008(1)	333,736	43.92	234,048	79,600,000
March 1 - 31, 2008(2)	336,204	42.21	333,594	65,500,000

Total	867,060	$43.09	764,762	$65,500,000

(1)	Includes 99,688 shares withheld to satisfy tax withholding amounts due from employees upon their receipt of previously restricted or deferred shares.
(2)	Includes 2,610 shares withheld to satisfy tax withholding amounts due from employees upon their receipt of previously restricted or deferred shares.

ITEM 6—EXHIBITS

EX - 10.1	The Hanover Insurance Group Retirement Savings Plan.

EX - 10.2	The Hanover Insurance Group Amended and Restated Non-Qualified Retirement Savings Plan.

EX - 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX - 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX - 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX - 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

May 7, 2007	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

May 7, 2007	/s/ Eugene M. Bullis
Date	Eugene M. Bullis
Executive Vice President,
Chief Financial Officer and Principal Accounting Officer