Form 10-Q
period 2008-06-30
HANOVER INSURANCE GROUP, INC.
filed 2008-08-11
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,972,545 shares of common stock outstanding, as of July 31, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2008	2007	2008	2007
REVENUES
Premiums	$619.3	$590.7	$1,237.0	$1,175.1
Net investment income	63.8	59.9	128.4	120.9
Net realized investment (losses) gains	(7.6)	0.2	(7.9)	0.5
Fees and other income	9.5	14.2	17.4	27.1

Total revenues	685.0	665.0	1,374.9	1,323.6

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	385.4	363.9	765.5	717.5
Policy acquisition expenses	139.0	130.0	276.4	257.0
Other operating expenses	83.9	84.4	169.9	172.5

Total benefits, losses and expenses	608.3	578.3	1,211.8	1,147.0

Income from continuing operations before federal income taxes	76.7	86.7	163.1	176.6

Federal income tax expense:
Current	19.4	27.0	41.7	56.2
Deferred	9.4	2.9	16.2	3.9

Total federal income tax expense	28.8	29.9	57.9	60.1

Income from continuing operations	47.9	56.8	105.2	116.5
Discontinued operations (See Notes 3,4 and 13):
(Loss) income from operations of discontinued FAFLIC business (net of income tax (expense) benefit of $(1.7) and $(0.1) for the quarters ended June 30, 2008 and 2007 and $0.4 and $2.0 for the six months ended June 30, 2008 and 2007, including loss on assets held-for-sale of $66.1 in 2008)	(67.7)	2.7	(71.2)	6.8
Income from operations of AMGRO (net of income tax benefit of $1.3 for the quarter and six months ended June 30, 2008, including gain on disposal of $11.1 in 2008)	10.4	—	10.1	—
(Loss) gain on disposal of variable life insurance and annuity business (net of income tax benefit (expense) of $0.5 and $(0.1) for the quarters ended June 30, 2008 and 2007 and $0.4 and $0.1 for the six months ended June 30, 2008 and 2007)	(0.8)	0.3	5.4	0.1
Other	—	—	(1.2)	—

Net (loss) income	$(10.2)	$59.8	$48.3	$123.4

PER SHARE DATA
Basic
Income from continuing operations	$0.93	$1.10	$2.04	$2.27
Discontinued operations:
(Loss) income from operations of discontinued FAFLIC business (net of income tax (expense) benefit of $(0.03) for the quarter ended June 30, 2008 and $0.01 and $0.04 for the six months ended June 30, 2008 and 2007, including loss on assets held-for-sale of $1.27 in 2008)	(1.31)	0.05	(1.38)	0.13
Income from operations of AMGRO (net of income tax benefit of $0.03 for the quarter and six months ended June 30, 2008, including gain on disposal of $0.21 in 2008)	0.20	—	0.20	—
(Loss) gain on disposal of variable life insurance and annuity business (net of income tax benefit of $0.01 for the quarter and six months ended June 30, 2008)	(0.02)	0.01	0.10	—
Other	—	—	(0.02)	—

Net (loss) income per share	$(0.20)	$1.16	$0.94	$2.40

Weighted average shares outstanding	51.3	51.6	51.5	51.4

Diluted
Income from continuing operations	$0.92	$1.09	$2.02	$2.24
Discontinued operations:
(Loss) income from operations of discontinued FAFLIC business (net of income tax (expense) benefit of $(0.03) for the quarter ended June 30, 2008 and $0.01 and $0.04 for the six months ended June 30, 2008 and 2007, including loss on assets held-for-sale of $1.27 in 2008)	(1.30)	0.05	(1.37)	0.13
Income from operations of AMGRO (net of income tax benefit of $0.03 for the quarter and six months ended June 30, 2008, including gain on disposal of $0.21 in 2008)	0.20	—	0.20	—
(Loss) gain on disposal of variable life insurance and annuity business (net of income tax benefit of $0.01 for the quarter and six months ended June 30, 2008)	(0.02)	—	0.10	—
Other	—	—	(0.02)	—

Net (loss) income per share	$(0.20)	$1.14	$0.93	$2.37

Weighted average shares outstanding	51.8	52.3	52.0	52.1

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $4,520.6 and $4,585.7)	$4,458.4	$4,584.8
Equity securities, at fair value (cost of $52.8 and $37.6)	56.0	44.6
Mortgage loans	37.8	41.2
Other long-term investments	28.4	30.7

Total investments	4,580.6	4,701.3

Cash and cash equivalents	308.7	210.6
Accrued investment income	53.6	53.3
Premiums, accounts and notes receivable, net	571.7	626.7
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,016.2	1,067.3
Deferred policy acquisition costs	258.6	246.8
Deferred federal income taxes	271.8	300.8
Goodwill	131.9	126.0
Other assets	321.2	309.6
Assets held-for-sale	1,949.5	2,173.2

Total assets	$9,463.8	$9,815.6

LIABILITIES
Policy liabilities and accruals:
Outstanding claims, losses and loss adjustment expenses	$3,077.5	$3,165.9
Unearned premiums	1,179.0	1,155.9
Contractholder deposit funds and other policy liabilities	2.8	1.9

Total policy liabilities and accruals	4,259.3	4,323.7

Expenses and taxes payable	572.8	633.6
Reinsurance premiums payable	45.5	44.9
Long-term debt	511.9	511.9
Liabilities held-for-sale	1,861.6	2,002.5

Total liabilities	7,251.1	7,516.6

Commitments and contingencies (Note 14)
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,800.2	1,822.6
Accumulated other comprehensive loss	(100.4)	(20.4)
Retained earnings	1,001.7	946.9
Treasury stock at cost (9.7 million and 8.7 million shares)	(489.4)	(450.7)

Total shareholders’ equity	2,212.7	2,299.0

Total liabilities and shareholders’ equity	$9,463.8	$9,815.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Six Months Ended June 30,
(In millions)	2008	2007
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,822.6	1,814.3
Tax benefit from stock options and other	0.3	2.2
Employee and director stock-based awards	(22.7)	(1.7)

Balance at end of period	1,800.2	1,814.8

ACCUMULATED OTHER COMPREHENSIVE LOSS
NET UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	5.5	(9.0)
Depreciation during the period:
Net depreciation on available-for-sale securities and derivative instruments	(80.5)	(54.9)
Benefit for deferred federal income taxes	2.2	0.1

	(78.3)	(54.8)

Balance at end of period	(72.8)	(63.8)

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(25.9)	(30.9)
Amounts arising in the period	(0.8)	(10.0)
Amortization during the period:
Amount recognized as net periodic benefit cost	(1.8)	(0.7)
Benefit for deferred federal income taxes	0.9	3.8

	(1.7)	(6.9)

Balance at end of period	(27.6)	(37.8)

Total accumulated other comprehensive loss	(100.4)	(101.6)

RETAINED EARNINGS
Balance at beginning of period, before cumulative effect of accounting change, net of tax	946.9	712.0
Cumulative effect of accounting change, net of tax	—	11.5

Balance at beginning of period, as adjusted	946.9	723.5
Net income	48.3	123.4
Treasury stock issued for less than cost	(6.9)	(12.7)
Recognition of share-based compensation	13.4	4.9

Balance at end of period	1,001.7	839.1

TREASURY STOCK
Balance at beginning of period	(450.7)	(487.8)
Shares purchased at cost	(58.5)	—
Net shares reissued at cost under employee stock-based compensation plans Issuance of common stock	19.8	34.3

Balance at end of period	(489.4)	(453.5)

Total shareholders’ equity	$2,212.7	$2,099.4

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Net (loss) income	$(10.2)	$59.8	$48.3	$123.4
Other comprehensive loss:
Available-for-sale securities:
Net depreciation during the period	(76.8)	(78.9)	(80.1)	(54.6)
Benefit for deferred federal income taxes	1.0	4.8	2.1	—

Total available-for-sale securities	(75.8)	(74.1)	(78.0)	(54.6)

Derivative instruments:
Net depreciation during the period	(0.1)	(0.1)	(0.4)	(0.3)
Benefit for deferred federal income taxes	—	—	0.1	0.1

Total derivative instruments	(0.1)	(0.1)	(0.3)	(0.2)

	(75.9)	(74.2)	(78.3)	(54.8)

Pension and postretirement benefits:
Amounts arising in the period:
Net actuarial loss	(0.7)	(10.0)	(0.8)	(10.0)
Amortization recognized as net periodic benefit costs:
Net actuarial gain	1.2	1.2	1.5	1.3
Prior service cost	(1.4)	(0.6)	(2.5)	(1.2)
Transition asset	(0.4)	(0.4)	(0.8)	(0.8)

Total amortization recognized as net periodic benefit costs	(0.6)	(9.8)	(1.8)	(10.7)
Benefit for deferred federal income taxes	0.5	3.5	0.9	3.8

Total pension and postretirement benefits	(0.8)	(6.3)	(1.7)	(6.9)

Other comprehensive loss	(76.7)	(80.5)	(80.0)	(61.7)

Comprehensive (loss) income	$(86.9)	$(20.7)	$(31.7)	$61.7

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
(In millions)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48.3	$123.4
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of variable life insurance and annuity business	(5.4)	(0.1)
Estimated loss on sale of FAFLIC	66.1	—
Gain on sale of AMGRO, Inc.	(11.1)	—
Loss on sale from other discontinued operations	1.2	—
Net realized investment losses (gains)	15.3	(3.1)
Net amortization and depreciation	9.3	9.5
Stock-based compensation expense	6.1	7.5
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	1.2	1.2
Deferred federal income taxes	33.6	22.3
Change in deferred acquisition costs	(10.6)	(14.7)
Change in premiums and notes receivable, net of reinsurance premiums payable	42.5	(22.8)
Change in accrued investment income	1.6	(0.3)
Change in policy liabilities and accruals, net	(115.6)	(13.0)
Change in reinsurance receivable	71.2	13.5
Change in expenses and taxes payable	(93.8)	(84.0)
Other, net	3.5	(1.4)

Net cash provided by operating activities	63.4	38.0

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	475.0	751.6
Proceeds from disposals of equity securities and other investments	10.1	11.0
Proceeds from mortgages matured or collected	3.5	10.5
Proceeds from collections of installment finance and notes receivable	192.2	213.2
Proceeds from sale of AMGRO, Inc.	1.0	—
Purchase of available-for-sale fixed maturities	(420.2)	(786.9)
Purchase of equity securities and other investments	(12.3)	(8.5)
Capital expenditures	(6.0)	(4.1)
Net cash used to acquire Verlan Holdings, Inc.	(26.3)	—
Net payments on swap agreements	(0.3)	—
Disbursements to fund installment finance and notes receivable	(178.6)	(245.6)

Net cash provided by (used in) investing activities	38.1	(58.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	4.1	20.7
Proceeds from excess tax benefits related to share-based payments	0.1	1.2
Change in collateral related to securities lending program	3.8	(72.8)
Treasury stock purchased at cost	(58.5)	—

Net cash used in financing activities	(50.5)	(50.9)

Net change in cash and cash equivalents	51.0	(71.7)
Net change in cash held by discontinued FAFLIC business	47.1	0.5
Cash and cash equivalents, beginning of period	210.6	316.2

Cash and cash equivalents, end of period	$308.7	$245.0

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 10. As of June 30, 2008 and for all prior periods, due to the anticipated sale of First Allmerica Financial Life Insurance Company (“FAFLIC”), THG’s life insurance and annuity subsidiary, a portion of FAFLIC’s accounts have been classified as held-for-sale in the Consolidated Balance Sheets and as discontinued operations in the Consolidated Statements of Income ( See Note 3 – Discontinued Operations of FAFLIC Business). All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. New Accounting Pronouncements

Recently Issued Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“Statement No. 163”). Statement No. 163 provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that are within the scope of Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprises and that do not qualify as a derivative instrument in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement also expands the disclosure requirements related to financial guarantee insurance contracts to include such items as the Company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. Statement No. 163 is effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which are effective for the third quarter of 2008. The Company expects that the effect of adopting Statement No. 163 will not be material to its results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“Statement No. 141(R)”). This Statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the statement requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. Statement No. 141(R) also provides for a substantial number of new disclosure requirements. This statement is effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company expects that Statement No. 141(R) will have an impact on its accounting for future business combinations once the statement is adopted, but the effect is dependent upon acquisitions, if any, that are made in the future.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). This statement creates a common definition of fair value to be used throughout generally accepted accounting principles. Statement No. 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, with certain exceptions. The standard establishes a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. The statement also requires expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. Statement No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The difference between the carrying amounts and fair values of those financial instruments held at the date this statement is initially applied should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. Additionally, in February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. As a result, the Company has partially applied the provisions of Statement No. 157 upon adoption at January 1, 2008 and has deferred the adoption for certain nonfinancial assets and liabilities as allowed by this staff position. The effect of adopting Statement No. 157 was not material to the Company’s financial position or results of operations. See further disclosure in Note 8 – “Fair Value”.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 which resulted in an increase to shareholders’ equity of $11.5 million (See also Note 5 – Federal Income Taxes).

3. Discontinued Operations of FAFLIC Business

As discussed in Note 4 – “Sale of Variable Life Insurance and Annuity Business”, the Company reinsured all of FAFLIC’s run-off variable life insurance and annuity business on December 30, 2005. FAFLIC’s remaining products consist primarily of a block of traditional life insurance products, a block of group retirement annuity contracts, and two remaining guaranteed investment contracts. These products have been in run-off since 2002. Additionally, FAFLIC’s business includes the discontinued accident and health business, including accident and health voluntary pools.

On July 30, 2008, the Company entered into a definitive agreement to sell its remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of the Goldman Sachs Group, Inc. (“Goldman Sachs”). The Company is seeking approval from the Massachusetts Division of Insurance for a pre-close dividend of approximately $160 million from FAFLIC. Including the dividend, total net proceeds from the sale are expected to be approximately $240 million, before certain transaction costs. The actual purchase price to be paid by Commonwealth Annuity will be determined at closing, and is subject to changes in the statutory surplus of FAFLIC, changes in the fair value of certain investments and various other items. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC will enter into a reinsurance contract, whereby Hanover Insurance will assume FAFLIC’s discontinued accident and health business. The closing of these transactions is anticipated to occur in the fourth quarter of 2008.

Closings of the transactions are subject to satisfaction or waiver of various conditions, including regulatory approvals from the Massachusetts Division of Insurance and the New Hampshire Insurance Department, the accuracy of various representations and warranties and compliance with covenants and agreements, and to other provisions customary for similar transactions. THG has also agreed to indemnify Commonwealth Annuity for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business being transferred.

In accordance with Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”), the Company has reflected FAFLIC at its fair value, less estimated disposition costs. This resulted in the recognition of a $66.1 million impairment as of June 30, 2008 for the asset group that is being disposed of in the sale transaction. This impairment is reflected as a valuation allowance against the FAFLIC assets that have been reclassified as held-for-sale in the Company’s Consolidated Balance Sheets and the loss is presented in the Consolidated Statement of Income as a component of Income from operations of discontinued FAFLIC business. The operating results of FAFLIC are reflected in the Consolidated Statement of Income as Income from operations of discontinued FAFLIC business.

The following table summarizes the components of the estimated loss related to the FAFLIC business held-for-sale as of June 30, 2008:

(in millions)		June 30, 2008
Projected carrying value of FAFLIC before pre-close dividend	(1)	$320.8
Pre-close dividends	(2)	(159.7)

		161.1
Expected proceeds from sale, before possible adjustment from 338(h)10 election	(3)	107.0

Loss on sale before impact of tax election and transaction costs		(54.1)
Estimated transaction cost	(4)	(3.0)
Liability for certain legal indemnities	(5)	(11.5)
Other miscellaneous adjustments		(1.6)

Loss on sale before impact of tax election		(70.2)
Estimated benefit of 338(h)(10) election, less cost of detriment paid to buyer	(6)	4.1

Net loss		$(66.1)

(1)	Estimated shareholder’s equity in the FAFLIC business, prior to the impact of the sale transaction.

(2)	Estimated pre-close dividends.

(3)	Expected proceeds to THG from Commonwealth Annuity.

(4)	Transaction costs include legal, actuarial and other professional fees.

(5)	Liability for expected contractual indemnities of FAFLIC recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”)

(6)	Estimated tax benefits derived from the FAFLIC discontinued business under IRS Section 338(h)(10), net of reimbursement to buyer for related future tax costs.

IRS Section 338(h)(10) allows for an election to be made, which provides that, for tax purposes, a stock sale shall instead be treated as a sale of assets and liabilities. Commonwealth Annuity and THG have agreed to consider a mutual election under IRS Section 338(h)(10), pursuant to the sales agreement, which would allow THG to realize certain tax deductions in exchange for the reimbursement, at closing, of Commonwealth Annuity’s related estimated future tax costs.

In accordance with Statement No. 144, the following table details the major assets and liabilities reflected in the Consolidated Balance Sheets under the caption “Assets held-for-sale” and “Liabilities held-for-sale”, respectively.

(in millions)	June 30, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
Assets:
Cash and investments	$1,258.8	$1,318.3
Reinsurance recoverable	297.0	311.7
Separate account assets	400.2	481.3
Other assets	59.6	61.9
Valuation allowance	(66.1)	—

Total assets held-for-sale	$1,949.5	$2,173.2

Liabilities:
Policy liabilities	$1,365.8	$1,417.0
Separate account liabilities	400.2	481.3
Trust instruments supported by funding obligations	39.5	39.1
Other liabilities	56.1	65.1

Total liabilities held-for-sale	$1,861.6	$2,002.5

The table below shows the discontinued operating results related to FAFLIC (unaudited):

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Total revenues	$17.8	$26.4	$39.9	$65.9
Income (loss) from continuing operations before federal income taxes	0.1	2.8	(5.5)	4.8

4. Sale of Variable Life Insurance and Annuity Business

On December 30, 2005, the Company sold all of the outstanding shares of capital stock of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”), a life insurance subsidiary representing approximately 95% of the Company’s run-off variable life insurance and annuity business, to Goldman Sachs. The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, the Company agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Services, Inc. (“AFIMS”), its investment advisory subsidiary, concurrently with the consummation of a fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006. Total proceeds from this transaction were $318.8 million, of which the Company has received $307.1 million as of June 30, 2008. The remaining $11.7 million will be received in December 2008. THG has also agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business that was sold.

The Company accounted for the disposal of AFLIAC as a discontinued operation in accordance with Statement No. 144. The Company recognized a net loss of $0.8 million and a net gain of $0.3 million during the second quarters of 2008 and 2007, respectively, and net gains of $5.4 million and $0.1 million during the first six months of 2008 and 2007, respectively, which are presented in the Consolidated Statements of Income as (Loss) gain on disposal of variable life insurance and annuity business, a component of Discontinued Operations.

Included in the $5.4 million gain in 2008 was a release of $5.8 million related to the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45. The Company regularly reviews and updates its FIN 45 liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for its FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

5. Federal Income Taxes

Federal income tax expense for the six months ended June 30, 2008 and 2007 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

In the first six months of 2008, the Company increased its valuation allowance related to its deferred tax asset by $30.3 million, from $166.1 million to $196.4 million. The increase in this valuation allowance resulted primarily from the unrealized depreciation of the Company’s investment portfolio and the Company’s realized capital losses. Accordingly, the Company recorded a valuation allowance of $25.9 million as an adjustment to Accumulated Other Comprehensive Loss and a $3.5 million valuation allowance as an adjustment to Contractholder Deposit Funds and Other Policy Liabilities for the deferred tax associated with unrealized losses of the Closed Block. The remaining $0.9 million valuation allowance was recorded as a component of Net Income in the Consolidated Statements of Income and is comprised of $2.8 million adjustment to Federal Income Tax Expense, a $2.6 million adjustment to Operations of Discontinued FAFLIC Business offset by a decrease in the valuation allowance of $4.5 million on the sale of AMGRO, Inc. (“AMGRO”), a component of Discontinued Operations.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 1995. In July 2008, the Internal Revenue Service (“IRS”) Appeals Division forwarded years 1995 through 2001 to Joint Committee for review. The IRS audit of the years 2005 through 2006 commenced in December 2007.

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

6. Pension and Other Postretirement Benefit Plans

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

The components of net periodic benefit cost for pension and other postretirement benefit plans are as follows:

	(Unaudited) Quarter Ended June 30,
(In millions)	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$—	$0.3
Interest cost	8.2	7.2	0.7	1.2
Expected return on plan assets	(8.4)	(8.0)	—	—
Recognized net actuarial loss	1.0	0.9	0.1	0.2
Amortization of transition asset	(0.4)	(0.4)	—	—
Amortization of prior service cost	—	0.1	(1.3)	(0.7)

Net periodic cost (benefit)	$0.4	$(0.2)	$(0.5)	$1.0

	(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.2	$0.5
Interest cost	16.4	14.5	1.6	2.4
Expected return on plan assets	(16.9)	(16.0)	—	—
Recognized net actuarial loss	1.3	0.9	0.2	0.4
Amortization of transition asset	(0.8)	(0.8)	—	—
Amortization of prior service cost	—	0.1	(2.4)	(1.3)

Net periodic (benefit) cost	$—	$(1.3)	$(0.4)	$2.0

7. Closed Block

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Fixed maturities at fair value (amortized cost of $507.5 and $512.0)	$497.4	$514.7
Mortgage loans	20.8	21.4
Policy loans	109.8	116.0
Cash and cash equivalents	4.2	3.8
Accrued investment income	10.6	11.0
Other assets	8.2	6.1

Total assets	$651.0	$673.0
LIABILITIES
Policy liabilities and accruals	$660.8	$670.8
Policyholder dividends	3.2	22.1
Other liabilities	1.4	1.3

Total liabilities	$665.4	$694.2

Excess of Closed Block liabilities over assets designated to the Closed Block and maximum future earnings to be recognized from Closed Block assets and liabilities	$14.4	$21.2

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
REVENUES
Premiums	$0.9	$4.7	$13.7	$22.3
Net investment income	9.8	9.6	19.6	19.2
Net realized investment (losses) gains	(2.0)	0.4	(3.3)	0.7

Total revenues	8.7	14.7	30.0	42.2

BENEFITS AND EXPENSES
Policy benefits	12.5	13.5	30.7	39.9
Policy acquisition and other operating expense	(0.1)	—	—	—

Total benefits and expenses	12.4	13.5	30.7	39.9

(Loss) contribution from the Closed Block	$(3.7)	$1.2	$(0.7)	$2.3

Many expenses related to Closed Block operations are charged to operations outside the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside the Closed Block.

8. Fair Value

Effective January 1, 2008, the Company adopted Statement No. 157 as it relates to its financial assets and liabilities. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, i.e., exit price, in an orderly transaction between market participants and also establishes a hierarchy for determining fair value, which emphasizes the use of observable market data whenever available. The three broad levels defined by the hierarchy are as follows, with the highest priority given to Level 1 as these are the most reliable, and the lowest priority given to Level 3:

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

When more than one level of input is used to determine fair value, the financial instrument is classified as Level 1, 2 or 3 according to the lowest level input that has a significant impact on the fair value measurement.

The Company performs a review of the fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of certain financial assets or liabilities within the fair value hierarchy. Reclassifications related to Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the quarter in which the reclassification occurs. During the second quarter of 2008, the Company transferred certain assets into Level 3 which were previously classified as Level 2, primarily as a result of assessing the significance of unobservable inputs on the fair value measurement.

The Company holds fixed maturity securities, equity securities, derivative instruments and separate account assets for which fair value is determined on a recurring basis. The following table presents for each hierarchy level, the Company’s assets and liabilities that are measured at fair value at June 30, 2008.

	(Unaudited) Fair Value
(in millions)	Total	Level 1	Level 2	Level 3
U.S. Treasury securities and U.S. Government and agency securities	$346.1	$119.4	$226.7	$—
States and political subdivisions	807.7	—	798.2	9.5
Foreign governments	5.4	2.0	3.4	—
Corporate fixed maturities	2,823.9	22.0	2,729.3	72.6
Mortgage-backed securities	1,606.6	—	1,589.0	17.6

Total fixed maturities	5,589.7	143.4	5,346.6	99.7
Equity securities (1)	45.1	43.9	—	1.2
Separate account assets	400.2	400.2	—	—
Derivative assets (2)	6.4	—	—	6.4

Total assets at fair value (4)	6,041.4	587.5	5,346.6	107.3

Derivative liabilities (3) (4)	$(2.0)	$—	$—	$(2.0)

(1)	Excludes certain investments in equities of unconsolidated affiliates totaling $11.0 million that are carried at cost.

(2)	Included on the Consolidated Balance Sheets in other assets.

(3)	Included on the Consolidated Balance Sheets in expenses and taxes payable.

(4)	Includes investment assets of $1,538.0 million and derivative liabilities of $2.0 million that are held-for-sale at June 30, 2008.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	(Unaudited) Three Months Ended June 30, 2008
	Level 3 Assets			Level 3 Liabilities
(in millions)	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Balance March 31, 2008	$38.2	$1.3	$7.8	$47.3	$(3.3)
Total gains (losses):
Included in earnings	(0.5)	—	(1.4)	(1.9)	1.3
Included in other comprehensive income	0.4	(0.1)	—	0.3	—
Net purchases (redemptions/sales)	(2.4)	—	—	(2.4)	—
Transfers into Level 3 (1)	64.0	—	—	64.0	—

Balance June 30, 2008	$99.7	$1.2	$6.4	$107.3	$(2.0)

	(Unaudited) Six Months Ended June 30, 2008
	Level 3 Assets			Level 3 Liabilities
(in millions)	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Balance January 1, 2008	$30.5	$1.3	$5.8	$37.6	$(1.1)
Total gains (losses):
Included in earnings	(0.5)	—	0.9	0.4	(0.9)
Included in other comprehensive income	0.3	(0.1)	(0.3)	(0.1)	—
Net purchases (redemptions/sales)	5.4	—	—	5.4	—
Transfers into Level 3 (1)	64.0	—	—	64.0	—

Balance June 30, 2008	$99.7	$1.2	$6.4	$107.3	$(2.0)

(1)	Reflects a reclassification from Level 2 to Level 3 primarily related to assessing the significance of unobservable inputs on the fair value measurement.

The table below summarizes losses and gains due to changes in fair value, including both realized and unrealized gains and losses, recorded in net income for Level 3 assets and liabilities.

	(Unaudited) Three Months Ended June 30, 2008
	Level 3 Assets			Level 3 Liabilities
(in millions)	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Classification of net realized investment (losses) gains and net change in unrealized (depreciation) appreciation
Fees and other income	$—	$—	$(1.4)	$(1.4)	$—
Other operating expenses	—	—	—	—	1.3
Realized investment losses	(0.5)	—	—	(0.5)	—

Total	$(0.5)	$—	$(1.4)	$(1.9)	$1.3

	(Unaudited) Six Months Ended June 30, 2008
	Level 3 Assets			Level 3 Liabilities
(in millions)	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Classification of net realized investment gains (losses) and net change in unrealized appreciation (depreciation)
Fees and other income	$—	$—	$0.9	$0.9	$—
Other operating expenses	—	—	—	—	(0.9)
Realized investment losses	(0.5)	—	—	(0.5)	—

Total	$(0.5)	$—	$0.9	$0.4	$(0.9)

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

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Unrealized (depreciation) appreciation on available-for-sale securities:
Unrealized holding losses arising during period, net of income tax (expense) benefit of $(0.8) and $4.5 for the quarters ended and $2.1 and $(1.1) for the six months ended June 30, 2008 and 2007	$(87.9)	$(73.6)	$(93.3)	$(52.6)
Less: reclassification adjustment for (losses) gains included in net income, net of income tax (expense) benefit of $(1.8) and $0.3 for the quarters ended and $1.1 for the six months ended June 30, 2007	(12.1)	0.5	(15.3)	2.0

Total available-for-sale securities	(75.8)	(74.1)	(78.0)	(54.6)

Unrealized depreciation on derivative instruments:
Unrealized holding losses arising during period, net of income tax benefit of $0.1 for the six months ended June 30, 2008	(0.2)	—	(0.4)	—
Less: reclassification adjustment for (losses) gains included in net income.	(0.1)	0.1	(0.1)	0.2

Total derivative instruments	(0.1)	(0.1)	(0.3)	(0.2)

Other comprehensive loss	$(75.9)	$(74.2)	$(78.3)	$(54.8)

10. Segment Information

The Company’s primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. As of June 30, 2008, due to the expected sale of FAFLIC, the operations of the Life Companies segment have been classified as discontinued operations. Certain ongoing expenses have been reclassified from the Life Companies segment to the Property and Casualty business. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“Statement No. 131”), the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Property and Casualty group manages its operations through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as bonds and inland marine. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995. Prior to its sale on June 2, 2008, AMGRO, Inc., the Company’s premium financing business, was also included in the Other Property and Casualty segment.

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

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Segment revenues:
Property and Casualty:
Personal Lines	$403.4	$398.4	$806.6	$792.0
Commercial Lines	285.2	256.1	568.8	511.6
Other Property and Casualty Commercial Lines	5.7	12.3	11.2	23.5

Total Property and Casualty	694.3	666.8	1,386.6	1,327.1
Intersegment revenues	(1.7)	(2.0)	(3.8)	(4.0)

Total segment revenues	692.6	664.8	1,382.8	1,323.1
Adjustments to segment revenues:
Net realized investment (losses) gains	(7.6)	0.2	(7.9)	0.5

Total revenues	$685.0	$665.0	$1,374.9	$1,323.6

Segment income before federal income taxes:
Property and Casualty:
Personal Lines:
GAAP underwriting income	$5.9	$22.2	$0.7	$36.3
Net investment income	29.3	28.8	59.0	58.3
Other	3.4	4.0	6.0	7.0

Personal Lines segment income	38.6	55.0	65.7	101.6
Commercial Lines:
GAAP underwriting income	20.7	11.7	56.8	32.2
Net investment income	30.5	26.6	61.4	53.9
Other	1.5	0.6	2.5	1.4

Commercial Lines segment income	52.7	38.9	120.7	87.5
Other Property and Casualty:
GAAP underwriting income (loss)	1.3	(0.9)	0.3	(0.6)
Net investment income	3.8	4.3	7.6	8.3
Other	(2.2)	(0.9)	(3.4)	(0.8)

Other Property and Casualty segment income	2.9	2.5	4.5	6.9

Total Property and Casualty	94.2	96.4	190.9	196.0
Interest on corporate debt	(9.9)	(9.9)	(19.9)	(19.9)

Segment income before federal income taxes	84.3	86.5	171.0	176.1
Adjustments to segment income:
Net realized investment (losses) gains	(7.6)	0.2	(7.9)	0.5

Income from continuing operations before federal income taxes	$76.7	$86.7	$163.1	$176.6

	Identifiable Assets
(In millions)	(Unaudited) June 30, 2008	December 31, 2007
Property and Casualty (1)	$7,513.9	$7,642.0
Assets held-for-sale (2)	1,949.5	2,173.2
Intersegment eliminations	0.4	0.4

Total	$9,463.8	$9,815.6

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments. Included in the Property and Casualty group’s assets are those assets that are expected to be retained by the Company subsequent to the sale of FAFLIC.

(2)	The 2008 balance includes an impairment of net assets resulting from the expected sale of FAFLIC. FAFLIC qualifies for discontinued operations treatment in accordance with Statement No. 144 which requires the asset group to be reflected at its fair value less cost to sell and a related reclassification of assets as held-for-sale.

Discontinued Operations – Life Companies

During the quarter ended June 30, 2008, in accordance with Statement No. 144, and as a result of the expected sale of FAFLIC, the Company has classified the remaining operations of its life business as discontinued and the related assets and liabilities have been reflected as held-for-sale (see Note 3 for further discussion of the FAFLIC sale transaction). Related assets of $1,949.5 million, net of the related valuation allowance, have been aggregated and classified as held-for-sale on the Consolidated Balance Sheets. Related liabilities of $1,861.6 million have been aggregated and classified as liabilities held-for-sale on the Consolidated Balance Sheets. Prior years assets and liabilities of $2,173.2 million and $2,002.5 million, respectively, have also been reclassified as held-for-sale.

During 1999, the Company exited its accident and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the accident and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $34.6 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

At June 30, 2008 and December 31, 2007, the discontinued accident and health insurance business had assets of approximately $280.8 million and $311.1 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $353.4 million and $381.6 million, respectively, consisting primarily of policy liabilities.

Coincident with the sale of FAFLIC to Commonwealth Annuity, Hanover Insurance and FAFLIC will enter into a reinsurance agreement, whereby Hanover Insurance will assume FAFLIC’s discontinued accident and health insurance business.

11. Stock-based Compensation

Compensation cost recorded pursuant to Statement No. 123(R) and the related tax benefit was as follows:

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Stock-based compensation expense	$2.7	$3.1	$6.1	$7.5
Tax benefit	(0.9)	(1.1)	(2.1)	(2.6)

Stock-based compensation expense, net of taxes	$1.8	$2.0	$4.0	$4.9

Stock Options

Information on the Company’s stock option plan activity is summarized below.

	(Unaudited) Six Months Ended June 30, 2008		(Unaudited) Six Months Ended June 30, 2007
(In whole shares and dollars)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,268,912	$41.15	3,855,892	$40.14
Granted	92,909	44.79	375,117	48.46
Exercised	115,353	35.43	579,704	35.79
Forfeited, cancelled or expired	132,150	52.62	117,365	47.46

Outstanding, end of period	3,114,318	$40.98	3,533,940	$41.49

Restricted Stock and Restricted Stock Units

The following table summarizes activity information about unvested employee restricted stock, restricted stock units and performance-based restricted stock units:

	(Unaudited) Six Months Ended June 30, 2008		(Unaudited) Six Months Ended June 30, 2007
(In whole shares and dollars)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of period	179,416	$46.79	53,835	$38.82
Granted	287,927	45.08	150,722	48.32
Vested and exercised	6,000	35.87	6,452	35.98
Forfeited	11,477	46.48	13,480	44.98

Outstanding, end of period	449,866	$45.85	184,625	$46.22

Performance-based restricted stock units:
Outstanding, beginning of period (1)	402,929	$44.16	515,710	$42.22
Granted (1) (2)	127,624	42.40	80,161	48.23
Vested and exercised	349,973	44.18	130,491	36.76
Forfeited	2,570	46.61	38,644	43.84

Outstanding, end of period (1)	178,010	$42.82	426,736	$44.87

(1)	Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level.

(2)	In 2008, 69,644 performance based stock units were included as granted due to completion levels related to both the 2005 and 2006 grants, in excess of 100%. The weighted average grant date fair value for these awards was $40.06. Grants made in 2008 have a weighted average grant date fair value of $45.21. In 2007, 35,591 performance based stock units were included as granted due to completion levels in excess of 100% related to 2004 grants. The weighted average grant date fair value for these awards was $36.88.

12. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share.

	(Unaudited) Quarter Ended June 30,		(Unaudited) Six Months Ended June 30,
(In millions, except per share data)	2008	2007	2008	2007
Basic shares used in the calculation of earnings per share	51.3	51.6	51.5	51.4
Dilutive effect of securities:
Employee stock options	0.3	0.5	0.3	0.5
Non-vested stock grants	0.2	0.2	0.2	0.2

Diluted shares used in the calculation of earnings per share	51.8	52.3	52.0	52.1

Per share effect of dilutive securities on income from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Per share effect of dilutive securities on net income	$—	$(0.02)	$(0.01)	$(0.03)

Diluted earnings per share for the quarter ended June 30, 2008 and 2007 excludes 1.3 million of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share the six months ended June 30, 2008 and 2007 excludes 1.7 million and 1.5 million, respectively, of common shares issuable under the stock compensation plans, because their effect would be antidilutive.

13. Significant Transactions

Sale of AMGRO, Inc.

On June 2, 2008, the Company completed the sale of its premium financing subsidiary, AMGRO, Inc., to Premium Financing Specialists, Inc. In the second quarter, the Company recorded a gain of $11.1 million related to this sale, which is reflected in the Consolidated Statement of Income as part of Discontinued Operations.

Purchase of Verlan Holdings, Inc.

On March 14, 2008, the Company acquired all of the outstanding shares of Verlan Holdings, Inc. for $29.0 million. Verlan Holdings, Inc. is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies, and which historically has generated annual written premium of approximately $18 million.

14. Commitments and Contingencies

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of June 30, 2008 there were approximately 235 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies. On April 8, 2008, the Louisiana Supreme Court issued a decision in the case of Sher v. Lafayette Insurance Company, et al, No. 2007-C-2441, holding that flood exclusions such as those used in the Company’s policies are unambiguous and enforceable. On July 7, 2008, the court denied plaintiff’s request for rehearing on this issue.

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

On May 21, 2008, the Louisiana Supreme Court issued a decision in the case of Landry v. Louisiana Citizens Property Insurance Company, No.2007-C-1907 rejecting plaintiffs’ contention that they were entitled under the Valued Policy Law to receive the full value of their homeowners policy even though at least part of the total loss to their home from Hurricane Rita was the result of flood, a non-covered peril. The court found the Valued Policy Law to be inapplicable to the plaintiffs because the insurer in its application had set forth an alternative manner of loss computation.

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

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. As of June 30, 2008, operations from First Allmerica Financial Life Insurance Company (“FAFLIC”), our life insurance and annuity company, have been classified as discontinued operations and the related assets and liabilities as held-for-sale. Prior periods have been restated to conform to this presentation.

EXECUTIVE OVERVIEW

Our property and casualty business constitutes our primary ongoing operations and includes our Personal Lines segment, our Commercial Lines segment and our Other Property and Casualty segment. On July 30, 2008, we entered into a definitive agreement to sell our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of the Goldman Sachs Group, Inc. (“Goldman Sachs”). We are seeking approval from the Massachusetts Division of Insurance for a pre-close dividend of approximately $160 million from FAFLIC. Including the dividend, total net proceeds from the sale are expected to be approximately $240 million, before certain transaction costs. The actual purchase price to be paid by Commonwealth Annuity will be determined at closing, and is subject to changes in the statutory surplus of FAFLIC, changes in the fair value of certain investments and various other items. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC will enter into a reinsurance contract, whereby Hanover Insurance will assume FAFLIC’s discontinued accident and health insurance business. The closing of these transactions is anticipated to occur in the fourth quarter of 2008.

Personal Lines

In our Personal Lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. Current market conditions, however, continue to be challenging as pricing pressures and economic conditions are becoming more difficult, especially in Michigan, impacting our ability to grow and retain business in the state. We are working closely with our partner agents in Michigan to remain a significant writer with strong margins. We believe that market conditions will remain challenging and competitive in Personal Lines throughout 2008 and beyond. As a result of the implementation of “managed competition” in Massachusetts, 2008 is a transition year for the industry and while we expect to grow in this state over the long-term, we do not expect Massachusetts to contribute significantly to premium growth during 2008 due to the current rate environment. We have also initiated catastrophe management actions in coastal states, including Florida and Louisiana that, while reducing premium in our homeowners line, has improved our risk profile. Despite these challenges and transitions, we expect our growth levels to be relatively flat in Personal Lines in 2008.

Our Connections® Auto product is now available in seventeen states, including Massachusetts. We believe that this product will help us to profitably grow our market share over time. Connections Auto is designed to be competitive for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. At the same time, a core strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Our homeowners product, Connections® Home, which is available in sixteen states, is intended to improve our competitiveness and attract more total account business. Additionally, we continue to make investments in and focus on growing our umbrella product and other personal lines coverages. Having implemented a broader portfolio of products, we continue to work closely with high potential agents to increase the percentage of business they place with us and to ensure this business is consistent with our preferred mix of business. Additionally, we remain focused on diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. We expect these efforts to contribute to profitable growth and improved retention in our Personal Lines segment over time.

Commercial Lines

In the Commercial Lines business, the market continues to be increasingly competitive, a trend that we expect to continue and intensify for the foreseeable future. More significant price competition requires us to continue to be highly disciplined in our underwriting process to ensure that we grow the business only at acceptable margins. We continue to target, through mid-sized agents, small and first-tier middle markets, which encompass clients whose premiums are generally below $200,000. We also continue to develop our specialty businesses, particularly bond and inland marine, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. Our specialty lines now account for approximately one third of our Commercial Lines business. Additional growth in our specialty lines continues to be a significant part of our strategy in the future. We continue to focus on expanding our product offerings in specialty businesses as evidenced by our acquisition of Verlan Holdings, Inc. (“Verlan”), a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies. Last year we acquired Professionals Direct, Inc. (“PDI”), which provides professional liability coverage for small legal practices. We believe these acquisitions provide us with better breadth and diversification of products and improve our competitive position with our agents.

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

Description of Operating Segments

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines and Other Property and Casualty. As of June 30, 2008, due to the expected sale of FAFLIC, the operations of our Life Companies segment have been classified as discontinued operations. Certain ongoing expenses have been reclassified from our Life Companies segment to our Property and Casualty business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

The Property and Casualty group manages its operations principally through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation and other commercial coverages, such as bonds and inland marine business. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets, as well as voluntary pools business in which we have not actively participated since 1999. Prior to its sale on June 2, 2008, Amgro, Inc. (“AMGRO”), our premium financing business, was also included in the Other Property and Casualty segment.

We report interest expense related to our corporate debt separately from the earnings of our operating segments. Corporate debt consists of our junior subordinated debentures and our senior debentures.

Results of Operations

Our consolidated net income includes the results of our operating segments (segment income), which we evaluate on a pre-tax basis, and our interest expense on corporate debt. In addition, segment income excludes certain items which we believe are not indicative of our core operations. The income of our segments excludes items such as federal income taxes and net realized investment gains and losses, including net gains or losses on certain derivative instruments, because fluctuations in these gains and losses are determined by interest rates, financial markets and the timing of sales. Also, segment income excludes net gains and losses on disposals of businesses, discontinued operations, restructuring costs, extraordinary items, the cumulative effect of accounting changes and certain other items. Although the items excluded from segment income may be significant components in understanding and assessing our financial performance, we believe segment income enhances an investor’s understanding of our results of operations by highlighting net income attributable to the core operations of the business. However, segment income should not be construed as a substitute for net income determined in accordance with generally accepted accounting principles (“GAAP”).

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

Our consolidated net loss for the second quarter of 2008 was $10.2 million compared to net income of $59.8 million for the same period in 2007. The $70.0 million decrease in earnings is primarily due to the $66.1 million estimated loss related to the expected sale of FAFLIC. Additionally, net income decreased in the second quarter of 2008 due to $7.8 million of higher net realized investment losses. These decreases in net income were partially offset by a $10.4 million net gain on the sale of AMGRO.

Consolidated net income for the first six months was $48.3 million, compared to $123.4 million for the same period in 2007. The $75.1 million decrease in earnings is primarily due to the estimated loss on the expected sale of FAFLIC. Net income also decreased in the first half of 2008 due to higher net realized investment losses of $8.4 million, as well as a slight decrease in segment income. Partially offsetting these decreases was a $10.1 million net gain on sale of AMGRO.

The following table reflects segment income as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and a reconciliation of total segment income to consolidated net income.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$38.6	$55.0	$65.7	$101.6
Commercial Lines	52.7	38.9	120.7	87.5
Other Property and Casualty	2.9	2.5	4.5	6.9

Total Property and Casualty	94.2	96.4	190.9	196.0
Interest expense on corporate debt	(9.9)	(9.9)	(19.9)	(19.9)

Total segment income before federal income taxes	84.3	86.5	171.0	176.1

Federal income tax expense on segment income	(28.8)	(29.8)	(57.9)	(59.9)

Total segment income after federal income taxes	55.5	56.7	113.1	116.2
Net realized investment (losses) gains	(7.6)	0.2	(7.9)	0.5
Federal income tax expense on non-segment items	—	(0.1)	—	(0.2)

Income from continuing operations	47.9	56.8	105.2	116.5
Discontinued operations (net of taxes):
(Loss) income from operations of discontinued FAFLIC business (including loss on assets held-for-sale of $66.1 in 2008)	(67.7)	2.7	(71.2)	6.8
Income from operations of AMGRO (including gain on disposal of $11.1 in 2008)	10.4	—	10.1	—
(Loss) gain on disposal of variable life insurance and annuity business	(0.8)	0.3	5.4	0.1
Other	—	—	(1.2)	—

Net (loss) income	$(10.2)	$59.8	$48.3	$123.4

Segment Income

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

The Property and Casualty group’s segment income decreased $2.2 million, or 2.3%, to $94.2 million, in the second quarter of 2008, compared to $96.4 million in the second quarter of 2007. Excluding the impact of catastrophe related activity, an increase of $23.6 million in the quarter, earnings would have increased by $21.4 million. This increase is primarily due to more favorable current accident year results, increased favorable development on prior years’ reserves and higher net investment income, partially offset by higher underwriting and loss adjustment expenses. Current accident year results were more favorable by approximately $22 million, primarily in Commercial Lines. Additionally, there was $3.5 million of increased favorable development on prior years’ loss and loss adjustment expense (“LAE”) reserves. Net investment income increased $3.9 million in the second quarter of 2008. Underwriting and loss adjustment expenses increased approximately $7 million, primarily due to increased expenses associated with our specialty lines including our recently acquired subsidiaries, higher salary and employee benefit costs and increased technology costs.

Our federal income tax expense on segment income was $28.8 million for the second quarter of 2008 compared to $29.8 million for the same period in 2007, primarily due to lower underwriting income in our property and casualty business.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Property and Casualty segment income decreased $5.1 million, or 2.6%, to $190.9 million, for the six months ended June 30, 2008, compared to $196.0 million in the same period of 2007. Excluding the impact of catastrophe related activity, an increase of $28.6 million, earnings would have increased $23.5 million as compared to 2007. This increase is primarily due to more favorable current accident year results, increased favorable development of prior years’ reserves and higher net investment income, partially offset by higher underwriting and loss adjustment expenses. Current accident year results were more favorable by approximately $22 million, with improvements in Commercial Lines partially offset by declines in Personal Lines. Additionally, there was $7.1 million of increased favorable development on prior years’ loss and LAE reserves. Net investment income also increased $7.5 million in 2008. Underwriting and loss adjustment expenses increased approximately $10 million primarily due to increased expenses associated with our specialty lines including our recently acquired subsidiaries, increased technology costs and higher salary costs.

Our federal income tax expense on segment income was $57.9 million for the first half of 2008 compared to $59.9 million for the same period in 2007, primarily due to lower underwriting income in our property and casualty business.

Other Items

Net realized losses on investments were $7.6 million in the second quarter of 2008 compared to a gain of $0.2 million in the same period of 2007. The losses in the second quarter of 2008 were primarily due to impairments of fixed maturities. Net realized losses on investments were $7.9 million for the first half of 2008 compared to a gain of $0.5 million in the same period of 2007. In 2008, losses resulted primarily from $13.6 million of impairments, primarily from fixed maturities, partially offset by $5.7 million of gains recognized principally from the sale of approximately $259 million of fixed maturities.

On July 30, 2008 we entered into a definitive agreement to sell our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity. As a result, we are reflecting FAFLIC at its fair value less cost to sell in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“Statement No. 144”). Therefore, we recorded an estimated loss of $66.1 million related to the disposal of FAFLIC. Additionally, results from operations have been reclassified as discontinued operations and resulted in a loss of $1.6 million for the second quarter of 2008, compared to a gain of $2.7 million for the second quarter of 2007. We recognized a loss of $5.1 million for the first half of 2008 resulting from operations of our discontinued FAFLIC business compared to a gain of $6.8 million for same period of 2007.

We recognized income of $10.4 million in the second quarter of 2008 and $10.1 million in the first six months of 2008, both of which reflect an $11.1 million gain on the sale of AMGRO, partially offset by losses from the operations of AMGRO during those periods.

In 2005, we sold our variable life insurance and annuity business to Goldman Sachs. We recorded a loss of $0.8 million, in the second quarter of 2008 and a gain of $5.4 million in the first half of 2008, primarily due to the first quarter release of liabilities related to certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold, which were recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (“FIN 45”). (See also Note 4—Sale of Variable Life Insurance and Annuity Business). We

recorded gains of $0.3 million in the second quarter of 2007 and $0.1 million in the first six months of 2007, related to operations conversion. Additionally, in 2008, we recognized $1.2 million of losses associated with the sale of a subsidiary, related to pre-sale activities.

Net income includes the following items by segment:

	Quarter Ended June 30, 2008
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment losses (1)	$(3.7)	$(3.8)	$(0.1)	$—	$(7.6)
Loss from operations of discontinued FAFLIC business (including loss on assets held-for-sale of $66.1)	—	—	—	(67.7)	(67.7)
Income from operations of AMGRO (including gain on disposal of $11.1)	—	—	10.4	—	10.4
Loss on disposal of variable life insurance and annuity business	—	—	—	(0.8)	(0.8)

	Quarter Ended June 30, 2007
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (losses) (1)	$0.4	$0.3	$(0.5)	$—	$0.2
Income from operations of discontinued FAFLIC business	—	—	—	2.7	2.7
Gain on disposal of variable life insurance and annuity business	—	—	—	0.3	0.3

	Six Months Ended June 30, 2008
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(5.8)	$(5.6)	$3.5	$—	$(7.9)
Loss from operations of discontinued FAFLIC business (including loss on assets held-for-sale of $66.1)	—	—	—	(71.2)	(71.2)
Income from operations of AMGRO (including gain on disposal of $11.1)	—	—	10.1	—	10.1
Gain on disposal of variable life insurance and annuity business	—	—	—	5.4	5.4
Other	—	—	—	(1.2)	(1.2)

	Six Months Ended June 30, 2007
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment gains (1)	$—	$—	$0.5	$—	$0.5
Income from operations of discontinued FAFLIC business	—	—	—	6.8	6.8
Gain on disposal of variable life insurance and annuity business	—	—	—	0.1	0.1

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.

(2)	Includes corporate eliminations.

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items, such as realized gains and losses, which we believe are not indicative of core operations.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Segment revenues
Net premiums written	$640.6	$619.9	$1,269.1	$1,231.9

Net premiums earned	$619.3	$590.7	$1,237.0	$1,175.1
Net investment income	63.6	59.7	128.0	120.5
Other income	11.4	16.4	21.6	31.5

Total segment revenues	694.3	666.8	1,386.6	1,327.1

Losses and operating expenses
Losses and loss adjustment expenses	385.4	363.9	765.5	717.5
Policy acquisition expenses	139.0	130.0	276.4	257.0
Other operating expenses	75.7	76.5	153.8	156.6

Total losses and operating expenses	600.1	570.4	1,195.7	1,131.1

Segment income	$94.2	$96.4	$190.9	$196.0

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

The Property and Casualty group’s segment income decreased $2.2 million, or 2.3%, to $94.2 million, in the second quarter of 2008, compared to $96.4 million in the second quarter of 2007. Catastrophe related activity increased by $23.6 million in the quarter, to $38.1 million, from $14.5 million in the same period of 2007. Excluding the impact of catastrophe related activity, earnings would have increased by $21.4 million. This increase is primarily due to more favorable current accident year results, increased favorable development on prior years’ reserves and higher net investment income, partially offset by higher underwriting and loss adjustment expenses. Current accident year results were more favorable by approximately $22 million, primarily in Commercial Lines. Additionally, there was $3.5 million of increased favorable development on prior years’ loss and LAE reserves. Net investment income increased $3.9 million, primarily due to higher partnership income, earnings on invested assets transferred from our Life Companies segment to the Property and Casualty group related to a change in common employer from FAFLIC to Hanover Insurance, and investment income from our recently acquired subsidiaries, partially offset by a decrease from 2007 mortgage prepayment fees. Underwriting and loss adjustment expenses increased approximately $7 million primarily due to increased expenses associated with our specialty lines including our recently acquired subsidiaries, higher salary and employee benefit costs, and increased technology costs.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Quarter Ended June 30,
	2008			2007
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catast- rophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catast- rophe loss ratios (3)
Personal Lines:
Personal automobile	$252.3	57.1	0.7	$249.6	56.0	0.9
Homeowners	110.4	62.7	20.9	110.4	53.2	6.4
Other personal	10.8	34.0	4.0	10.8	19.4	3.1

Total Personal Lines	373.5	58.2	6.7	370.8	54.2	2.5

Commercial Lines:
Workers’ compensation	29.4	42.6	—	26.1	57.8	—
Commercial automobile	52.8	53.5	1.0	54.8	47.7	0.4
Commercial multiple peril	95.2	42.9	11.0	95.5	50.1	4.2
Other commercial	89.5	36.4	3.9	72.4	36.1	2.2

Total Commercial Lines	266.9	42.9	5.4	248.8	46.5	2.3

Total	$640.4	51.7	6.2	$619.6	51.5	2.5

	2008			2007
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	11.1	29.1	98.4	10.6	29.1	93.9
Commercial Lines	9.5	39.3	91.7	9.4	38.9	94.8
Total	10.5	33.3	95.5	10.1	32.8	94.4

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.

(2)	Includes policyholders’ dividends.

(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.

(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non- underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended June 30,
	2008				2007
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$10.0	17.9	(0.2)	27.7	$8.9	$3.7	$0.1	$12.7
Prior year reserve development favorable (unfavorable)	20.5	16.3	1.5	38.3	22.5	13.3	(1.0)	34.8
Pre-tax catastrophe effect	(24.6)	(13.5)	—	(38.1)	(9.2)	(5.3)	—	(14.5)

GAAP underwriting profit (loss)	5.9	20.7	1.3	27.9	22.2	11.7	(0.9)	33.0
Net investment income	29.3	30.5	3.8	63.6	28.8	26.6	4.3	59.7
Fees and other income	4.6	5.2	1.6	11.4	5.2	3.5	7.7	16.4
Other operating expenses	(1.2)	(3.7)	(3.8)	(8.7)	(1.2)	(2.9)	(8.6)	(12.7)

Segment income	$38.6	52.7	2.9	94.2	$55.0	$38.9	$2.5	$96.4

Personal Lines

Personal Lines’ net premiums written increased $2.7 million, or 0.7%, to $373.5 million for the second quarter of 2008. The most significant factor contributing to this increase was a favorable impact from changes in our reinsurance structure as discussed on page 14 of our 2007 Annual Report on Form 10-K, which increased net written premium by $4.9 million in the second quarter of 2008. Growth in personal automobile new premium in Massachusetts, an increase in new homeowners premium in our targeted growth states and an increase in personal automobile renewal premium also contributed to the increase. These increases were partially offset by decreases related to our Connections Auto profitability management actions implemented over the past several quarters and our exposure management actions in Florida and Louisiana.

Policies in force in the personal automobile line of business decreased 1.1% at the end of the second quarter of 2008 compared to the second quarter of 2007. The decline was primarily the result of a decrease in Michigan, partially offset by net growth in policies in force outside of Michigan.

Policies in force in the homeowners line of business decreased 1.9% at the end of the second quarter of 2008, compared to the second quarter of 2007, primarily as a result of declines in Michigan. Policies in force also decreased due to exposure management actions taken in coastal states, particularly in Florida, where we have begun non-renewing all homeowners policies, and in Louisiana, where policies in force declined compared to the second quarter of 2007. Partially offsetting these reductions is an increase in policies in force in our targeted growth states.

Our underwriting profit, excluding prior year reserve development and catastrophes, increased $1.1 million, to $10.0 million in 2008, from $8.9 million for the second quarter of 2007. This increase was primarily due to the benefit of changes in our 2008 reinsurance programs. Partially offsetting this increase were higher underwriting and loss adjustment expenses of approximately $2 million, primarily due to higher salary and employee benefit costs, and higher technology costs related to a new claims system.

Favorable development on prior years’ loss and LAE reserves decreased $2.0 million, to $20.5 million in 2008, from $22.5 million for the second quarter of 2007. This decrease was driven primarily by personal automobile bodily injury.

The pre-tax effect of catastrophes increased $15.4 million, to $24.6 million in 2008 from $9.2 million for the second quarter of 2007.

Our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results is expected to be affected by increasing price competition, our ability to achieve acceptable margins, our ability to generate new business and to retain our existing business, regulatory actions, the difficult economic conditions in Michigan, our plans to continue to reduce coastal exposures, and a decrease in overall personal automobile rates in Massachusetts, in conjunction with the introduction of “managed competition” effective April 1, 2008.

In addition, as discussed under “Contingencies and Regulatory Matters – Other Regulatory Matters”, certain coastal states may take actions which significantly affect the property and casualty insurance market, including ordering rate reductions for homeowners insurance products and subjecting insurance companies that do business in that state to potentially significant assessments in the event of catastrophic losses that are insured or reinsured by state-sponsored insurance or reinsurance entities. Such state actions or our responses thereto could have a significant impact on our underwriting margins and growth prospects, as well as our ability to manage exposures to hurricane losses.

Commercial Lines

Commercial Lines’ net premiums written increased $18.1 million, or 7.3%, to $266.9 million for the second quarter of 2008. This increase primarily included the benefit of changes in our 2008 reinsurance programs and the effect of premiums written related to recently acquired subsidiaries. Effective January 1, 2008, we renewed our property and casualty reinsurance program with changes to the reinsurance structure as discussed on page 14 of our 2007 Annual Report on Form 10-K. These changes resulted in an increase in net written premium of $10.1 million in the second quarter of 2008. Net written premium from our recent acquisitions, Verlan and PDI, was $9.5 million. These increases were partially offset by decreases in both new and renewal premium rates in our standard lines.

Our underwriting profit, excluding prior year reserve development and catastrophes, increased $14.2 million, to $17.9 in 2008, from $3.7 million for the second quarter of 2007. This increase was primarily due to improved current accident year results of approximately $19 million, attributable to improved loss trends that resulted in lower severity and to growth in our specialty lines. The benefit of changes in our reinsurance programs also contributed to this increase. These increases were partially offset by higher underwriting expenses of approximately $5 million, primarily attributable to increased expenses associated with our specialty lines of business including our recently acquired subsidiaries and due to higher employee benefit costs.

Favorable development on prior years’ loss and LAE reserves increased $3.0 million, to $16.3 million in 2008, from $13.3 million for the second quarter of 2007. This increase primarily relates to the workers’ compensation and commercial multiple peril lines of business.

The pre-tax effect of catastrophes increased $8.2 million, to $13.5 million in 2008, from $5.3 million in the second quarter of 2007.

We are experiencing increasing competition in all lines of business in our Commercial Lines segment. Premium has decreased modestly on renewal policies, most notably in our middle market and commercial automobile business. We have also experienced relatively flat pricing in our small commercial business. The industry is also generally experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by increased price competition and the difficult economic conditions in Michigan.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $0.4 million, to $2.9 million for the quarter ended June 30, 2008, from $2.5 million in the same period of 2007. The increase is primarily due to favorable reserve development in our run-off voluntary pools business.

Investment Results

Net investment income increased $3.9 million, or 6.5%, to $63.6 million for the quarter ended June 30, 2008, primarily due to higher partnership income, earnings on invested assets transferred from our Life Companies segment to the Property and Casualty group, and investment income from our recently acquired subsidiaries. This increase was partially offset by 2007 mortgage prepayment fees. The average pre-tax yield on fixed maturities was 5.6% for the second quarters of 2008 and 2007.

Effective January 1, 2008, Hanover Insurance became the common employer of all employees of the holding company and its subsidiaries and sponsorship of all benefit plans was transferred from FAFLIC to Hanover Insurance. Accordingly, we transferred liabilities associated with these benefit plans and other employee related items, and an equal amount of assets to Hanover Insurance.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Property and Casualty segment income decreased $5.1 million, or 2.6%, to $190.9 million, for the six months ended June 30, 2008, compared to $196.0 million in the same period of 2007. Catastrophe related activity increased $28.6 million, from $28.8 million in the first six months of 2007 to $57.4 million in the same period of 2008. Excluding the impact of catastrophe related activity, earnings would have increased $23.5 million as compared to 2007. This increase is primarily due to more favorable current accident year results, increased favorable development on prior year reserves and higher net investment income, partially offset by higher underwriting and loss adjustment expenses. Current accident year results were more favorable by $22 million, with improvements in Commercial Lines partially offset by declines in Personal Lines. Additionally, there was $7.1 million of increased favorable development on prior years’ loss and LAE reserves. Net investment income increased $7.5 million, primarily due to earnings on invested assets transferred from our Life Companies segment to the Property and Casualty group related to a change in common employer from FAFLIC to Hanover Insurance, higher partnership income, and from investment income from our recently acquired subsidiaries, partially offset by a decrease from call premium and prepayment fees received in 2007. Underwriting and loss adjustment expenses increased approximately $10 million primarily due to increased expenses associated with our specialty lines including our recently acquired subsidiaries, increased technology costs and higher salary costs.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Six Months Ended June 30,
	2008			2007
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catast- rophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catast- rophe loss ratios (3)
Personal Lines:
Personal automobile	$511.6	58.4	0.5	$523.1	56.3	0.5
Homeowners	193.7	64.2	14.9	194.9	52.3	5.8
Other personal	19.9	33.3	5.6	19.1	29.6	3.6

Total Personal Lines	725.2	59.4	4.8	737.1	54.4	2.1

Commercial Lines:
Workers’ compensation	67.6	40.7	—	60.6	45.5	—
Commercial automobile	106.3	47.6	0.5	106.4	45.7	0.2
Commercial multiple peril	189.5	39.9	9.3	187.3	48.7	4.9
Other commercial	180.3	33.1	3.0	140.2	33.2	1.6

Total Commercial Lines	543.7	39.3	4.4	494.5	43.4	2.4

Total	$1,268.9	51.3	4.6	$1,231.6	50.2	2.2

	2008			2007
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	11.2	29.3	99.9	11.2	29.4	95.0
Commercial Lines	9.6	39.7	88.6	10.1	39.3	92.8
Total	10.6	33.4	95.3	10.8	33.2	94.2

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.

(2)	Includes policyholders’ dividends.

(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.

(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Six Months Ended June 30,
	2008				2007
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$3.8	17.7	(0.2)	21.3	$8.7	$0.8	$0.4	$9.9
Prior year reserve development favorable (unfavorable)	32.5	60.9	0.5	93.9	44.0	43.8	(1.0)	86.8
Pre-tax catastrophe effect	(35.6)	(21.8)	—	(57.4)	(16.4)	(12.4)	—	(28.8)

GAAP underwriting profit (loss)	0.7	56.8	0.3	57.8	36.3	32.2	(0.6)	67.9
Net investment income	59.0	61.4	7.6	128.0	58.3	53.9	8.3	120.5
Fees and other income	8.8	9.5	3.3	21.6	9.0	7.6	14.9	31.5
Other operating expenses	(2.8)	(7.0)	(6.7)	(16.5)	(2.0)	(6.2)	(15.7)	(23.9)

Segment income	$65.7	120.7	4.5	190.9	$101.6	$87.5	$6.9	$196.0

Personal Lines

Personal Lines’ net premiums written decreased $11.9 million, or 1.6%, to $725.2 million for the first six months of 2008. The most significant contributing factor was premium decreases in our automobile premium resulting from our Connections Auto profitability management actions implemented over the past several quarters. Additionally, we experienced a decline in net premiums written in Florida, related to our exposure management actions in that state. Also contributing to the decline was a decrease in Michigan, which we attribute to the declining economy in the state. These decreases in net written premium were partially offset by a favorable impact from changes in our reinsurance structure as discussed on page 14 of our 2007 Annual Report on Form 10-K, which increased net written premium by $10.9 million in the first six months of 2008. Additionally, we had growth in personal automobile renewal premium and an increase in new homeowners premium in our targeted growth states.

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $4.9 million, to $3.8 million in 2008, from $8.7 million in the first six months of 2007. This decline was due to less favorable current accident year results of approximately $2 million, primarily due to higher non-catastrophe weather related claims during the quarter, principally in the homeowners line, in the Midwest and Northeast, partially offset by the benefit of changes in our 2008 reinsurance programs. Additionally, underwriting and loss adjustment expenses were approximately $3 million higher in the second quarter, primarily due to increased salary costs and higher technology costs, principally related to a new claims system.

Favorable development on prior years’ loss and LAE reserves decreased $11.5 million, to $32.5 million in 2008, from $44.0 million in the first six months of 2007. This decrease was driven by lower favorable development in the personal automobile line of business.

The pre-tax effect of catastrophes increased $19.2 million, to $35.6 million in 2008, from $16.4 million in the first six months of 2007.

Commercial Lines

Commercial Lines’ net premiums written increased $49.2 million, or 9.9%, to $543.7 million for the first six months of 2008. This increase included the benefit of changes in our 2008 reinsurance programs, premiums written related to recently acquired subsidiaries, and modest growth in our Commercial Lines of business. Effective January 1, 2008, we renewed our property and casualty reinsurance program with changes to the reinsurance structure as discussed on page 14 of our 2007 Annual Report on Form 10-K. These changes resulted in an increase in net written premium of $29.4 million in the first six months of 2008, of which $9.4 million is a non-recurring amount related to the termination of our 2007 umbrella excess of loss reinsurance treaty. Net written premium from our recent acquisitions, Verlan and PDI, was $17.4 million, of which $1.5 million was non-recurring due to the termination of existing reinsurance coverage. The remaining premium increase was due to growth in our underlying Commercial Lines business, most notably in our bond business.

Our underwriting profit, excluding prior year reserve development and catastrophes, increased $16.9 million, to $17.7 million in 2008, from $0.8 million in 2007. This increase was primarily due to more favorable current accident year results of approximately $24 million, primarily attributable to lower severity and growth in specialty lines. The benefit of changes in our reinsurance programs also contributed to the increase. These increases were partially offset by higher underwriting expenses of approximately $7 million, primarily attributable to increased expenses associated with our specialty lines of business including our recently acquired subsidiaries.

Favorable development on prior years’ loss and LAE reserves increased $17.1 million, to $60.9 million for the first six months of 2008, from $43.8 million in 2007. This increase primarily relates to the commercial multiple peril line of business.

The pre-tax effect of catastrophes increased $9.4 million, to $21.8 million in the first six months of 2008, from $12.4 million in the first six months of 2007.

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $2.4 million, to $4.5 million for the six months ended June 30, 2008, from $6.9 million in the same period of 2007. The decrease is primarily due to higher legal and pension related costs.

Investment Results

Net investment income increased $7.5 million, or 6.2%, to $128.0 million for the six months ended June 30, 2008, primarily due to the previously discussed asset transfer from our Life Companies segment to the Property and Casualty group. Excluding earnings on these intersegment transfers, net investment income would have increased $2.5 million, or 2.1%, in 2008, which is primarily due to higher partnership income and higher average invested assets resulting from increased operational cash flows in the latter half of 2007. Net investment income also includes $1.1 million related to our recently acquired subsidiaries. These increases are partially offset by non-recurring call premiums and prepayment fees received in 2007. The average pre-tax yield on fixed maturities was 5.6% for the first six months of 2008 and 2007.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years developed favorably by $93.9 million and $86.8 million for the six months ended June 30, 2008 and 2007, respectively, which represents 4.3% and 3.9% of net loss reserves held, respectively.

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

The table below shows our recorded reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$672.4	$640.1	$696.7	$672.8
Homeowners	115.0	113.4	99.4	97.4
Other Personal lines	19.0	15.5	24.9	22.1
Workers’ Compensation	365.9	352.8	371.1	353.9
Commercial Automobile	167.6	156.4	169.9	159.8
Commercial Multiple Peril	436.3	396.9	463.3	424.2
Other Commercial lines	188.6	177.7	179.9	165.4
Asbestos and Environmental	19.8	19.0	19.4	20.0
Pools and other	183.8	183.8	200.7	200.7

Total	$2,168.4	$2,055.6	$2,225.3	$2,116.3

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at June 30, 2008 and December 31, 2007 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes and recent adverse property related frequency trends in certain coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the potential for adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. In our Personal Lines segment, management considered the adverse personal automobile personal injury development and related potential for adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from economic concerns and health insurance coverage trends, developments in personal automobile property costs in the 2007 accident year and an increase in physical damage frequency, all of which have added additional uncertainty to future development in our personal automobile line. Additionally, management considered the significant growth in our new business with our Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets, as well as emerging loss trends which are higher than expected. Our lack of credible actuarial data to estimate losses in these new geographical areas and agency relationships and with this new product causes uncertainty in estimating ultimate reserves and requires considerable judgment by management. Also in Personal Lines, management considered the significant improvement in frequency trends the industry experienced during 2001 through 2006 in these lines of business which were unanticipated and remain to some extent unexplained. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At June 30, 2008 and December 31, 2007, total recorded net reserves were 5.5% and 5.2% greater than actuarially indicated reserves, respectively.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Six Months Ended June 30,
(In millions)	2008	2007
Reserve for losses and LAE, beginning of period	$3,165.8	$3,163.9
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	859.9	803.0
Decrease in provision for insured events of prior years, favorable development	(93.9)	(86.8)

Total incurred losses and LAE	766.0	716.2

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	369.9	320.4
Losses and LAE attributable to insured events of prior years	434.9	392.9
Hurricane Katrina	20.6	30.8

Total payments	825.4	744.1

Change in reinsurance recoverable on unpaid losses	(33.1)	(1.7)
Purchase of insurance subsidiaries	4.2	—

Reserve for losses and LAE, end of period	$3,077.5	$3,134.3

The table below summarizes the reserve for losses and LAE by line of business.

(In millions)	June 30, 2008	December 31, 2007
Personal Automobile	$1,251.0	$1,277.4
Homeowners and Other	171.0	162.5

Total Personal	1,422.0	1,439.9
Workers’ Compensation	559.0	593.8
Commercial Automobile	240.8	250.8
Commercial Multiple Peril	507.9	541.8
Other Commercial	347.8	339.5

Total Commercial	1,655.5	1,725.9

Total reserve for losses and LAE	$3,077.5	$3,165.8

The total reserve for losses and LAE as disclosed in the above table decreased by $88.3 million for the six months ended June 30, 2008. This decrease is primarily due to favorable development of prior years’ loss reserves and payments related to Hurricane Katrina claims, partially offset by the effect of increased earned premium and higher current year catastrophe losses.

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

The following table summarizes the change in provision for insured events of prior years by line of business.

	Six Months Ended June 30,
(In millions)	2008	2007
Increase (decrease) in loss provision for insured events of prior years:
Personal Automobile	$(34.2)	$(47.9)
Homeowners and Other	(0.4)	0.8

Total Personal	(34.6)	(47.1)
Worker’s Compensation	(17.0)	(13.7)
Commercial Automobile	(6.1)	(7.5)
Commercial Multiple Peril	(23.5)	(11.6)
Other Commercial	(11.0)	(8.5)

Total Commercial	(57.6)	(41.3)
Voluntary Pools	(0.5)	1.0

Decrease in loss provision for insured events of prior years	(92.7)	(87.4)
(Decrease) increase in LAE provision for insured events of prior years	(1.2)	0.6

Decrease in total loss and LAE provision for insured events of prior year	$(93.9)	$(86.8)

Estimated loss reserves for claims occurring in prior years developed favorably by $92.7 million and $87.4 million during the first six months of 2008 and 2007, respectively. The favorable loss reserve development during the first six months of 2008 is primarily the result of lower than expected frequency of bodily injury in the personal automobile line, primarily in the 2003 through 2006 accident years, and lower than expected severity of liability claims in the commercial multiple peril line for the 2002 through 2007 accident years. In addition, lower than expected severity in the workers’ compensation line, primarily in the 2003 through 2007 accident years, contributed to the favorable development.

The favorable loss reserve development during the first six months of 2007 was primarily the result of lower than expected bodily injury claim frequency in the personal automobile line, primarily in the three most recent accident years, and lower than expected severity in the workers’ compensation line, also primarily in the three most recent accident years. In addition, lower than expected frequency of liability claims in the commercial multiple peril line for the 2005 and prior accident years contributed to the favorable development.

During the first six months of 2008 and 2007, estimated LAE reserves for claims occurring in prior years developed favorably by $1.2 million and adversely by $0.6 million, respectively. The favorable development in the first six months of 2008 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line. The adverse development in the first six months of 2007 is partially due to an adverse litigation settlement in the first quarter of 2007, primarily impacting the personal automobile line.

Although we have experienced significant favorable development in both losses and LAE in recent years, there can be no assurance that this level of favorable development will occur in the future. We believe that we will experience less favorable prior year development in future years than we experienced recently. The factors that resulted in the favorable development of prior year reserves are considered in our ongoing process for establishing current accident year reserves. In light of our recent years of favorable development, the factors driving this development were considered to varying degrees in setting the more recent years’ accident year reserves. As a result, we expect the current and most recent accident year reserves not to develop as favorably as they have in the past. In light of the significance, in recent periods, of favorable development to our Property and Casualty segment income, declines in favorable development could be material to our results of operations.

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos, environmental damage and toxic tort liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $19.8 million and $19.4 million at June 30, 2008 and December 31, 2007, respectively, net of reinsurance of $8.4 million and $11.1 million at June 30, 2008 and December 31, 2007, respectively. In recent years average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $60.4 million and $56.9 million at June 30, 2008 and December 31, 2007, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

Discontinued Operations: Life Companies

The discontinued operations of the Life Companies include the recently announced disposal of our FAFLIC business and our previously discontinued variable life insurance and annuity business. Our FAFLIC discontinued operations includes both the loss associated with the anticipated sale of the business and the loss or income resulting from the business operations that are being disposed. The loss on the anticipated sale includes an impairment charge to reflect the value of the FAFLIC business to be sold at its fair value less costs to sell, as of June 30, 2008, in accordance with Statement No. 144. The loss or gain on our variable life insurance and annuity business reflects the net costs and recoveries associated with the previously discussed sale of AFLIAC, primarily including those costs incurred and recoveries related to the indemnification of certain legal matters.

FAFLIC Discontinued Operations

As discussed above, FAFLIC discontinued operations includes both the loss related to the business held-for-sale and the current operations of the business being disposed.

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Loss on FAFLIC assets held-for-sale	$(66.1)	$—	$(66.1)	$—
(Loss) income from operations of FAFLIC business	(1.6)	2.7	(5.1)	6.8

(Loss) income from operations of discontinued FAFLIC business	$(67.6)	$2.7	$(71.2)	$6.8

Loss on FAFLIC Assets Held-for-Sale

On July 30, 2008, we entered into a definitive agreement to sell our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. We are seeking approval from the Massachusetts Division of Insurance for a pre-close dividend of approximately $160 million from FAFLIC. Including the dividend, total net proceeds from the sale are expected to be approximately $240 million, before certain transaction costs. The actual purchase price to be paid by Commonwealth Annuity will be determined at closing, and is subject to changes in the statutory surplus of FAFLIC, changes in the fair value of certain investments and various other items. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC will enter into a reinsurance contract, whereby Hanover Insurance will assume FAFLIC’s discontinued accident and health insurance business. The closing of these transactions is anticipated to occur in the fourth quarter of 2008.

Closings of the transactions are subject to satisfaction or waiver of various conditions, including regulatory approvals from the Massachusetts Division of Insurance and the New Hampshire Insurance Department, the accuracy of various representations and warranties and compliance with covenants and agreements, and to other provisions customary for similar transactions. THG has also agreed to indemnify Commonwealth Annuity for certain litigation, regulatory matters and other liabilities related to the pre-closing activities of the business being transferred.

The following table summarizes the components of the estimated loss related to the FAFLIC business held-for-sale as of June 30, 2008:

(in millions)		June 30, 2008
Projected carrying value of FAFLIC before pre-close dividend	(1)	$320.8
Pre-close dividends	(2)	(159.7)

		161.1
Expected proceeds from sale, before possible adjustment from 338(h)(10) election	(3)	107.0

Loss on sale before impact of tax election and transaction costs		(54.1)
Estimated transaction cost	(4)	(3.0)
Liability for certain legal indemnities	(5)	(11.5)
Other miscellaneous adjustments		(1.6)

Loss on sale before impact of tax election		70.2
Estimated benefit of 338(h)(10) election, less cost of detriment paid to buyer	(6)	4.1

Net loss		$(66.1)

(1)	Estimated shareholder’s equity in the FAFLIC business, prior to the impact of the sale transaction.

(2)	Estimated pre-close dividends.

(3)	Expected proceeds to THG from Commonwealth Annuity.

(4)	Transaction costs include legal, actuarial and other professional fees.

(5)	Liability for expected contractual indemnities of FAFLIC recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).

(6)	Estimated tax benefits derived from the FAFLIC discontinued business under IRS Section 338(h)(10), net of reimbursement to buyer for related future tax costs.

IRS Section 338(h)(10) allows for an election to be made, which provides that, for tax purposes, a stock sale shall instead be treated as a sale of assets and liabilities. Commonwealth Annuity and THG have agreed to consider a mutual election under IRS Section 338(h)(10), pursuant to the sales agreement, which would allow THG to realize certain tax deductions in exchange for the reimbursement at closing, of Commonwealth Annuity’s related estimated future tax costs.

(Loss) Income from Operations of FAFLIC Business

The following table summarizes the results of operations for the FAFLIC discontinued operations component for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Premiums	$1.0	$4.8	$13.9	$22.6
Fees and other income	1.4	0.6	(0.8)	1.1
Net investment income	18.1	20.4	34.2	39.6
Net realized investment (losses) gains	(2.7)	0.6	(7.4)	2.6

Total revenue	17.8	26.4	39.9	65.9
Policy benefits, claims and losses	12.9	18.3	39.2	50.2
Policy acquisition expenses and other operating expenses	4.8	5.3	6.2	10.9

Segment income (loss) included in discontinued operations	0.1	2.8	(5.5)	4.8
Federal income tax expense (benefit)	1.7	0.1	(0.4)	(2.0)

(Loss) income from discontinued operations	$(1.6)	$2.7	$(5.1)	$6.8

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

The loss from our FAFLIC discontinued operations was $1.6 million in the second quarter of 2008, compared to income of $2.7 million during the same period in 2007. The decrease in income was primarily due to the change in realized investment losses and gains, primarily resulting from an increase in impairments in the second quarter of 2008 and to lower net investment income resulting from an intercompany transfer of assets to our Property and Casualty segment. Effective January 1, 2008, Hanover Insurance became the common employer for all employees of THG and its subsidiaries and sponsorship of all employee benefit plans was transferred from FAFLIC to Hanover Insurance. Accordingly, we transferred liabilities with corresponding assets associated with these benefit plans and other employee related items to Hanover Insurance. In addition, we experienced slightly unfavorable mortality in the business, with unfavorable mortality in our group retirement line partially offset by favorable mortality in our traditional line of business. These unfavorable items were partially offset by lower operating expenses.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The loss from our FAFLIC discontinued operations was $5.1 million in the first six months of 2008, compared to income of $6.8 million during the same period in 2007. The decrease in income was primarily due to the change in realized investment losses and gains, primarily resulting from an increase in impairments in 2008 and to lower net investment income as a result of the previously discussed intercompany transfer of assets relating to the common employer and benefit plan transfer to Hanover Insurance. Partially offsetting this decrease were lower operating expenses and favorable mortality experience in our group retirement and traditional lines of business.

(Loss) Gain on Disposal of Variable Life Insurance and Annuity Business

On December 30, 2005, we sold all of the outstanding shares of capital stock of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”), a life insurance subsidiary representing approximately 95% of our run-off variable life insurance and annuity business, to Goldman Sachs. The transaction also included the reinsurance of 100% of the variable business of FAFLIC.

The following table summarizes the results for our Variable Life Insurance and Annuity discontinued operations component for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
(Loss) gain on sale of variable life insurance and annuity business	$(0.8)	$0.3	$5.4	$0.1

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

For quarter ended June 30, 2008, we recorded a loss of $0.8 million, net of taxes. For the quarter ended June 30, 2007, we recorded a gain of $0.3 million, net of tax.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

For the six months ended June 30, 2008, we recorded a gain of $5.4 million, net of tax, as compared to a gain of $0.1 million, net of tax, for the six months ended June 30, 2007. The gain in 2008 resulted primarily from a $5.8 million release of liabilities related to certain indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45.

As of June 30, 2008, our total FIN 45 liability related to the AFLIAC transaction was $18.4 million on a pre-tax basis. Although we believe our current estimate for our FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	June 30, 2008		December 31, 2007
(In millions, except percentage data)	Carrying Value (2)	% of Total Carrying Value	Carrying Value (2)	% of Total Carrying Value
Fixed maturities (1)	$5,589.7	90.9%	$5,722.0	91.8%
Equity securities (1)	56.1	0.9	44.9	0.7
Mortgages	37.8	0.6	41.2	0.7
Policy loans (1)	109.8	1.8	116.0	1.9
Cash and cash equivalents (1)	326.3	5.3	275.4	4.4
Other long-term investments	28.4	0.5	30.7	0.5

Total	$6,148.1	100.0%	$6,230.2	100.0%

(1)	We carry these investments at fair value.

(2)	Includes investment assets that are held-for-sale of $1,258.8 million at June 30, 2008 and $1,318.3 million at December 31, 2007.

Total investment assets decreased $82.1 million, or 1.3%, to $6.1 billion during the first six months of 2008, of which fixed maturities decreased $132.3 million and cash and cash equivalents increased $50.9 million. Fixed maturities declined primarily due to market value depreciation, as well as the sale of securities to fund our share repurchase program. Cash and cash equivalents increased primarily due to proceeds from the sale of our premium financing business including cash received for the extinguishment of intercompany borrowings, partially offset by operational cash flow requirements in the Property and Casualty group.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, mortgage-backed securities, taxable and tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), our fixed maturity portfolio consisted of 94.2% investment grade securities at June 30, 2008 and 94.5% at December 31, 2007.

The following table provides information about the credit quality of our fixed maturities:

(In millions, except percentage data)		June 30, 2008			December 31, 2007
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost (1)	Carrying Value (1)	% of Total Carrying Value	Amortized Cost (1)	Carrying Value (1)	% of Total Carrying Value
1	Aaa/Aa/A	$4,051.7	4,005.8	71.7%	$4,149.5	$4,164.1	72.8%
2	Baa	1,291.4	1,260.1	22.5	1,257.6	1,244.2	21.7
3	Ba	148.5	143.9	2.6	130.7	129.6	2.3
4	B	151.8	146.1	2.6	151.9	151.1	2.6
5	Caa and lower	32.8	32.7	0.6	32.4	30.6	0.5
6	In or near default	1.0	1.1	—	1.0	2.4	0.1

Total fixed maturities		$5,677.2	5,589.7	100.0%	$5,723.1	$5,722.0	100.0%

(1)	Includes investment assets that are held-for-sale at June 30, 2008 and at December 31, 2007 with carrying value of $1,131.3 million and $1,137.2 million, respectively and amortized cost of $1,156.6 million and 1,137.4 million, respectively.

We do not hold subprime mortgages either directly or through our mortgage backed securities, nor do we currently own any collateralized debt and loan obligations or invest in credit derivatives. Our residential mortgage-backed securities constitute $1.1 billion of our invested assets, with less than 15% held in non-agency securities. Commercial mortgage-backed securities (“CMBS”) constitute $468.0 million of our invested assets. Approximately 92% of our CMBS holdings were from pre-2005 vintages, with 5% from the 2007 vintage, 3% from the 2006 vintage and no 2005 vintage. The entire CMBS portfolio has a weighted average loan-to-value ratio of 67.1% as of June 30, 2008. Also, we have limited exposure to the secondary credit risk presented by financial guarantors of municipal obligations. Financial guarantor insurance enhanced municipal bonds were $355.5 million, or approximately 44%, of our municipal bond portfolio at June 30, 2008, with a weighted average credit rating of AA-. The overall weighted average credit rating of our insured municipal bond portfolio, giving no effect to the insurance enhancement, was A-. We hold $1,198.6 million in agency debt and agency sponsored mortgage backed securities, of which $1,124.5 million represent ownership in Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Company (“Freddie Mac”) issued or sponsored securities. Our position consists of $951.0 million of mortgage backed securities and $173.5 million of non-subordinated senior debt. We have no investments in their preferred stock or equity. In addition, we believe we have limited indirect exposure to subprime mortgages through our investments in debt securities of banking, brokerage and insurance companies. Based on the issuing companies’ public disclosure, we identified approximately $113 million of corporate bonds which we believe have significant subprime exposure. At June 30, 2008, these securities have a weighted average rating of A- and net unrealized losses of $14.9 million.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. As of January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) with respect to our investment assets and liabilities, which was not material to our financial position or results of operations. Statement No. 157 creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures. Financial instruments whose value is determined using significant management judgment or estimation are less than 2% of the total assets and liabilities we measured at fair value. (See also Note 8—Fair Value).

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested and expect to continue investing a small portion of funds in equity securities, and we may invest a portion in below investment grade fixed maturities and other assets. The average yield on fixed maturities was 5.6% for June 30, 2008 and December 31, 2007.

At June 30, 2008, $100.0 million of our fixed maturities were invested in traditional private placement securities, as compared to $111.3 million at December 31, 2007. Fair values of traditional private placement securities are determined either by a third party broker or by pricing models that use discounted cash flow analyses.

We recognized $13.6 million of realized losses on other-than-temporary impairments of fixed maturities and equities for the first six months of 2008, as compared to $0.8 million for the first six months of 2007, principally resulting from our exposure to below investment grade securities. In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which reduces net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

	June 30, 2008		December 31, 2007
(In millions)	Gross Unrealized Losses (1)	Fair Value (1)	Gross Unrealized Losses (1)	Fair Value (1)
Investment grade fixed maturities:
12 months or less	$55.4	$1,950.3	$27.1	$740.0
Greater than 12 months	62.3	726.4	34.3	1,214.7

Total investment grade fixed maturities	117.7	2,676.7	61.4	1,954.7
Below investment grade fixed maturities:
12 months or less	10.4	175.8	8.3	171.0
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities	10.4	175.8	8.3	171.0
Equity securities	3.5	37.8	0.5	17.8

Total fixed maturities and equity securities	$131.6	$2,890.3	$70.2	$2,143.5

(1)	Includes gross unrealized losses and fair value of investment assets that are held-for-sale of $35.6 million and $620.7 million, respectively, at June 30, 2008 and $17.2 million and $474.5 million at December 31, 2007.

Gross unrealized losses on fixed maturities and equity securities increased $61.4 million, or 87.5%, to $131.6 million at June 30, 2008, compared to $70.2 million at December 31, 2007. The increase in unrealized losses on both investment grade and below investment grade securities during the first six months of 2008 was due primarily to widening credit spreads. In our investment grade bonds, spreads widened most notably in the financial sector for companies that have exposure to the residential mortgage market, and to a lesser extent, in our prime mortgage-backed securities holdings. In our below investment grade portfolio, corporate bonds with lower ratings declined in value as investors evaluated the length and severity of the economic slowdown in the U.S. and its impact on the global economy.

Obligations of the U.S. Treasury, U.S. government and agency securities, states and political subdivisions had associated gross unrealized losses of $7.7 million at June 30, 2008 and $2.4 million at December 31, 2007. At June 30, 2008 and December 31, 2007, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term. Furthermore, as of June 30, 2008, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at June 30, 2008 and December 31, 2007. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

(In millions)	June 30, 2008 (1)	December 31, 2007 (1)
Due in one year or less	$0.8	$0.2
Due after one year through five years	26.8	11.2
Due after five years through ten years	56.7	38.5
Due after ten years	43.8	19.8

Total fixed maturities	128.1	69.7
Equity securities	3.5	0.5

Total fixed maturities and equity securities	$131.6	$70.2

(1)	Includes gross unrealized losses on assets that are held-for-sale of $35.6 million at June 30, 2008 and $17.2 million at December 31, 2007.

The carrying value of fixed maturity securities on non-accrual status at June 30, 2008 and December 31, 2007, as well as the effect that non-accruals had on net investment income were not material. Although we did not experience defaults in the first six months of 2008, any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

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

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

The provision for federal income taxes from continuing operations was an expense of $28.8 million during the second quarter of 2008, compared to an expense of $29.9 million during the same period in 2007. These provisions resulted in consolidated effective federal tax rates of 37.5% and 34.5% for the quarters ended June 30, 2008 and 2007, respectively. This increase in the tax rate is primarily due to our impairment of tax benefits in 2008 related to our realized capital losses as it is our opinion that it is more likely than not that we will be unable to realize these benefits.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The provision for federal income taxes from continuing operations was an expense of $57.9 million during the first six months of 2008 compared to $60.1 million during the same period in 2007. These provisions resulted in consolidated effective federal tax rates of 35.5% and 34.0% for the six months ended June 30, 2008 and 2007, respectively. This increase in the tax rate is primarily due to our impairment of tax benefits in 2008 related to our realized capital losses as it is our opinion that it is more likely than not that we will be unable to realize these benefits. This increase was partially offset by a decrease in federal income tax reserves for prior years from ongoing Internal Revenue Service (“IRS”) audits.

In the first six months of 2008, we increased our valuation allowance related to our deferred tax asset by $30.3 million, from $166.1 million to $196.4 million. The increase in this valuation allowance resulted primarily from unrealized depreciation of our investment portfolio and our realized capital losses. Accordingly, we recorded a valuation allowance of $25.9 million as an adjustment to Accumulated Other Comprehensive Loss and a $3.5 million valuation allowance as an adjustment to Contractholder Deposit Funds and Other Policy Liabilities for the deferred tax associated with unrealized losses of the Closed Block. The remaining $0.9 million valuation allowance was recorded as a component of Net Income in our Consolidated Statements of Income and is comprised of a $2.8 million adjustment to Federal Income Tax Expense, a $2.6 million adjustment to Operations of Discontinued Life and Annuity Business, partially offset by a decrease in the valuation allowance of $4.5 million resulting from the sale of AMGRO, a component of Discontinued Operations.

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

A corporation is entitled to a tax deduction from gross income for a portion of any dividend which was received from a domestic corporation that is subject to income tax. This is referred to as a “dividends received deduction.” In this and in prior years, we have taken this dividends received deduction when filing our federal income tax return. Many separate accounts held by life insurance companies receive dividends from such domestic corporations, and therefore, were regarded as entitled to this dividends received deduction. In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends received deduction on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are not yet known, but they could result in the elimination of some or all of the separate account dividends received deduction tax benefit that we receive. We believe that it is more likely than not that any such regulation would apply prospectively only, and application of this regulation is not expected to be material to our results of operations in any future annual period. However, there can be no assurance that the outcome of the revenue ruling will be as anticipated and should retroactive application be required; our results of operations may be adversely affected in a quarterly or annual period. We believe that retroactive application would not materially affect our financial position.

Other Significant Transactions

Sale of AMGRO, Inc.

On June 2, 2008, we completed the sale of our premium financing subsidiary, AMGRO, to Premium Financing Specialists, Inc. We recorded a gain of $11.1 million on the AMGRO sale in the second quarter, which is reflected in the Consolidated Statement of Income as part of Discontinued Operations.

Purchase of Verlan Holdings, Inc.

On March 14, 2008, we acquired all of the outstanding shares of Verlan Holdings, Inc. for $29.0 million. Verlan Holdings, Inc. is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies, and which historically has generated annual written premium of approximately $18 million.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements. These statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those which we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about our other significant accounting policies and estimates may be found in Note 1 – “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Property & Casualty Insurance Loss Reserves

We determine the amount of loss and loss adjustment expense reserves (the “loss reserves”), as discussed in “Segment Results – Property and Casualty, Overview of Loss Reserve Estimation Process”, based on an estimation process that is very complex and uses information obtained from both company specific and industry data, as well as general economic information. The estimation process is judgmental, and requires us to continuously monitor and evaluate the life cycle of claims on type-of-business and nature-of-claim bases. Using data obtained from this monitoring and assumptions about emerging trends, our actuaries develop information about the size of ultimate claims based on historical experience and other available market information. The most significant assumptions used in the actuarial estimation process, which vary by line of business, include determining the expected consistency in the frequency and severity of claims incurred but not yet reported to prior years claims, the trend in loss costs, changes in the timing of the reporting of losses from the loss date to the notification date and expected costs to settle unpaid claims. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. On a quarterly basis, our actuaries provide to management a point estimate for each significant line of our direct business to summarize their analysis.

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at June 30, 2008 and December 31, 2007 included the current extent to which growth and product mix changes in our Commercial Lines segment have affected our ultimate loss trends, the significant growth in our Personal Lines new business in 2006 and related growth in a number of states, the significant improvement in Personal Lines frequency and severity trends the industry has experienced during 2001 through 2006 in these lines of business which were unanticipated and remain to some extent unexplained, significant growth and product mix changes in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses, and the potential for adverse development in the workers’ compensation line, where losses tend to emerge over long periods of time and rising medical costs, while moderating, continue to be a concern. Additionally, management considered the adverse development in our personal automobile personal injury line and the related potential for adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from economic concerns and health insurance coverage trends. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At June 30, 2008 and December 31, 2007, total recorded net reserves were 5.5% and 5.2% greater than actuarially indicated point estimates, respectively. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $24 million impact on property and casualty segment income, based on 2007 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years, developed favorably by $93.9 million and $86.8 million for the six months ended June 30, 2008 and 2007, respectively, which represents 4.3% and 3.9% of net loss reserves held, respectively. There were no changes to our estimate of Hurricane Katrina net loss and loss adjustment reserves in the first six months of 2008 and 2007, respectively. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1–Business in our Annual Report on Form 10-K for the year ended December 31, 2007 for guidance related to the annual development of our loss and LAE reserves.

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

The discount rate enables us to state expected future cash flows as a present value on the measurement date. We also use this discount rate in the determination of our pre-tax pension expense or benefit. A lower discount rate increases the present value of benefit obligations and increases pension expense. We determined our discount rate utilizing the Citigroup Pension Discount Curve as of December 31, 2007. At December 31, 2007, based upon our qualified plan assets and liabilities in relation to this discount curve, we increased our discount rate to 6.38%, from 5.88% at December 31, 2006.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. For the years ended December 31, 2007 and 2006, the expected rate of return on plan assets was 8.0% and 8.25%, respectively. In 2008, the expected rate of return on plan asset was decreased to 7.75%. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses that are reflected in our accumulated other comprehensive income balance in shareholders’ equity.

We expect our pre-tax pension expense to decrease by approximately $5.3 million in 2008 from an expense of $5.4 million in 2007, excluding a $6.0 million correction related to historical participant census data, to an expense of $0.1 million in 2008. This decrease in expense is primarily due to the aforementioned increase in the discount rate, partially offset by changes in participant demographic data assumptions.

Holding all other assumptions constant, sensitivity to changes in our key assumptions are as follows:

Discount Rate – A 25 basis point increase in discount rate would decrease our pension expense in 2008 by $1.1 million and decrease our projected benefit obligation by approximately $13 million. A 25 basis point reduction in the discount rate would increase our pension expense by $2.1 million and increase our projected benefit obligation by approximately $14 million.

Expected Return on Plan Assets – A 25 basis point increase or decrease in the expected return on plan assets would decrease or increase our pension expense in 2008 by $1.1 million.

Statutory Capital of Insurance Subsidiaries

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for FAFLIC and Hanover Insurance, as of June 30, 2008, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover Insurance (1)	$1,807.3	$495.1	$247.5	365%	730%
FAFLIC	184.8	43.8	21.9	422%	844%

(1)	Hanover Insurance’s Total Adjusted Capital includes $667.6 million related to its subsidiary, Citizens.

The total adjusted statutory capital position of Hanover Insurance improved $140.9 million during the first six months of 2008, primarily due to results generated by our property and casualty business. The total adjusted statutory capital position of FAFLIC declined during 2008 to $184.8 million at June 30, 2008, from $188.9 million at December 31, 2007.

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

In May 2008, Standard & Poor’s upgraded the financial strength rating of our property and casualty subsidiaries to A- (strong) from BBB+ (good). Standard & Poor’s also upgraded our debt ratings for senior debt to BBB- (adequate) from BB+ (marginal) and upgraded our capital securities ratings to BB- (marginal) from B+ (weak). Additionally, in January 2008, Moody’s upgraded the financial strength ratings of our property and casualty subsidiaries to A3 (good) from Baa1 (adequate). Moody’s also, at that time, upgraded our debt ratings for senior debt to Baa3 (adequate) from Ba1 (questionable), upgraded our capital securities to Ba1 (questionable) from Ba2 (questionable) and upgraded our short-term debt to Prime-3 (acceptable) from NP (not prime).

Recent Developments

On August 5, 2008, we entered into a definitive agreement through which we will acquire AIX Holdings. AIX is a specialty property and casualty insurance carrier that focuses on underwriting and managing program business that utilizes alternative risk transfer techniques. AIX Holdings generates approximately $85 million in gross written premiums in 2007. This transaction is subject to regulatory reviews and approval and is expected to close in the fourth quarter of 2008.

Liquidity and Capital Resources

Net cash provided by operating activities was $63.4 million during the first six months of 2008, as compared to net cash provided of $38.0 million in 2007. The $25.4 million increase in cash provided by operating activities primarily resulted from an increase in premium collections in our property and casualty business and cash received related to a commutation of a block of our accident and health voluntary pools during the second quarter of 2008. Partially offsetting these increases in cash was increased net claims payments in our property and casualty business.

Net cash provided by investing activities was $38.1 million during the first six months of 2008, compared to cash used of $58.8 million for the same period of 2007. During 2008, cash was provided by net sales of fixed maturity securities primarily to fund operational cash flow requirements of our property and casualty business, as well as the stock repurchase program. In addition, cash increased in connection with the sale of AMGRO resulting from the settlement, in cash, of an intercompany loan with Hanover Insurance. Partially offsetting these increases were cash payments made in connection with the acquisition of Verlan Holdings, Inc. In 2007, we had net purchases of fixed maturity securities primarily from the improved underwriting results in our property and casualty business.

Net cash used in financing activities was $50.5 million during the first six months of 2008, compared to $50.9 million for the same period of 2007. During 2008, cash used in financing activities primarily resulted from net repurchases of $54.4 million of treasury stock. In 2007, cash used by financing activities primarily resulted from a net repayment of $72.8 million related to our securities lending program, partially offset by $20.7 million of proceeds from option exercises.

At June 30, 2008, THG, as a holding company, held $262.3 million of fixed maturities and cash. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2008, which currently consist primarily of interest on the senior debentures and junior subordinated debentures. We also expect that the holding company will be required to make payments in 2008 related to indemnification of liabilities associated with the sale of various subsidiaries. Although we currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2008 holding company obligations, it is our expectation that dividends will be provided to the holding company from both our property and casualty subsidiaries, as well as in connection with the sale of FAFLIC. In addition, current intercompany obligations to FAFLIC associated with the settlement of audit issues related to prior years’ tax returns with the IRS will be settled prior to closing. We expect that the sale of FAFLIC will provide net cash of approximately $220 million as follows:

Proceeds from sale of in-kind dividended assets to Hanover Insurance	$127.5
Realization of in-kind dividended tax credits	28.2
Additional pre-close dividend from FAFLIC	4.0
Gross proceeds from Commonwealth Annuity	107.0
Net benefit from 338(h)(10) tax election	4.1
Transaction costs	(3.0)
Estimated indemnification payments within one year	(2.0)

Total net proceeds from sale of FAFLIC	265.8
FAFLIC intercompany account settlement related to prior year IRS settlement	(43.0)

Total cash from the sale of FAFLIC and related intercompany settlements	$222.8

Additionally, THG expects that approximately $100 million of holding company cash will be used related to its anticipated purchase of AIX. (See Part II, Item 5—Other Information, for further discussion of this transaction).

We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. Based on current law, we are required to contribute an estimated $23.9 million in 2008, of which $15.9 million has been paid through July 2008. We may be required to make significant cash contributions to our qualified defined benefit pension plan in future years. Effective January 1, 2008, Hanover Insurance assumed FAFLIC’s responsibilities as the common employer of all employees of the holding company and its subsidiaries and as such, the funding of these plans is now the responsibility of Hanover Insurance.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments.

On October 16, 2007, our Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. As of June 30, 2008, we had repurchased approximately 1,400,000 shares for a cost of approximately $60.1 million. From time to time we may also repurchase senior debt or capital securities on an opportunistic basis.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We had no borrowings under this line of credit during 2008. Additionally, we had no commercial paper borrowings as of June 30, 2008 and we do not anticipate utilizing commercial paper in 2008.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of June 30, 2008 there were approximately 235 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies. On April 8, 2008, the Louisiana Supreme Court issued a decision in the case of Sher v. Lafayette Insurance Company, et al, No. 2007-C-2441, holding that flood exclusions such as those used in our policies are unambiguous and enforceable. On July 7, 2008, the court denied plaintiff’s request for rehearing on this issue.

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

On May 21, 2008, the Louisiana Supreme Court issued a decision in the case of Landry v. Louisiana Citizens Property Insurance Company, No.2007-C-1907 rejecting plaintiffs’ contention that they were entitled under the Valued Policy Law to receive the full value of their homeowners policy even though at least part of the total loss to their home from Hurricane Rita was the result of flood, a non-covered peril. The court found the Valued Policy Law to be inapplicable to the plaintiffs because the insurer in its application had set forth an alternative manner of loss computation.

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

A final, non-appealable order that under the Louisiana Valued Policy Law our flood exclusion is inapplicable where any portion of a loss is attributable to a covered peril, could have a material adverse effect on our financial position, and would likely have such effect on our results of operations. We have established our loss and LAE reserves on the assumption that the application of the Valued Policy Law will not result in us having to pay damages for perils not otherwise covered and that we will not have any liability under the “Road Home” or similar litigation.

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

Closed Block – Consists of certain individual life insurance participating policies, individual deferred annuity contracts and supplementary contracts not involving life contingencies that were in force as of FAFLIC’s demutualization in 1995. The purpose of this block of business is to protect the policy dividend expectations of such FAFLIC dividend paying policies and contracts. The Closed Block will be in effect until none of the Closed Block policies are in force, unless an earlier date is agreed to by the Massachusetts Commissioner of Insurance.

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

Current year accident results – A measure of the estimated earnings impact of current premiums offset by estimated loss experience and expenses for the current accident year. This measure includes the estimated increase in revenue associated with higher prices (premiums), including those caused by price inflation and changes in exposure, partially offset by higher volume driven expenses and inflation of loss costs. Volume driven expenses include policy acquisition costs such as commissions paid to property and casualty agents which are typically based on a percentage of premium dollars.

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

Inland Marine Insurance – In Commercial Lines, this is a type of coverage developed for shipments that do not involve ocean transport. It covers articles in transit by all forms of land and air transportation as well as bridges, tunnels and other means of transportation and communication. In the context of Personal Lines, this term relates to floater policies that cover expensive personal items such as fine art and jewelry.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the first six months of 2008 to these risks or our management of them.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no such change during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of June 30, 2008 there were approximately 235 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases, as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies. On April 8, 2008, the

Louisiana Supreme Court issued a decision in the case of Sher v. Lafayette Insurance Company, et al, No. 2007-C-2441, holding that flood exclusions such as those used in the Company’s policies are unambiguous and enforceable. On July 7, 2008, the court denied plaintiff’s request for rehearing on this issue.

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

On May 21, 2008, the Louisiana Supreme Court issued a decision in the case of Landry v. Louisiana Citizens Property Insurance Company, No.2007-C-1907 rejecting plaintiffs’ contention that they were entitled under the Valued Policy Law to receive the full value of their homeowners policy even though at least part of the total loss to their home from Hurricane Rita was the result of flood, a non-covered peril. The court found the Valued Policy Law to be inapplicable to the plaintiffs because the insurer in its application had set forth an alternative manner of loss computation.

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

Risks Relating To Our Property And Casualty Insurance Business

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we (including our recently acquired subsidiaries) have insured in either the current or in prior years, including risks indirectly insured through various mandatory market mechanisms or through discontinued pools which are included in the Other Property and Casualty segment (our retained Life Companies business also includes discontinued pools which present similar risks) or the expected decline in the amount of favorable development which has been realized in recent periods, which could be material, particularly in light of the significance of favorable development as a contributor to Property and Casualty segment income; (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, whether as the result of an increasingly competitive product pricing environment, the adoption by competitors of strategies to increase agency appointments and commissions, as well as marketing and advertising expenditures or otherwise; (iii) heightened competition, including the recent intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) failure to obtain new customers, retain existing customers or reductions of policies in force by existing customers, whether as a result of recent competition or otherwise; (v) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs, and including as the result of “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance or coverage changes in health policies to make such coverage, in certain circumstances, secondary to other policies); (vi) restrictions on insurance underwriting; (vii) adverse state and federal legislation or regulation, including mandated decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, recently enacted changes to the “fix-and-establish” rate setting mechanism for personal automobile rates in Massachusetts, limitations on the use of credit scoring, such as proposals to ban the use of credit scores with respect to personal lines in Michigan and Florida or arising out of the recent report on credit scores issued by the U.S Fair Trade Commission, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best, whether due to additional capital requirements or our underwriting performance or other factors; (ix) industry-wide change resulting from investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new Personal Lines products, such as our multivariate auto and our new homeowners products, and related technology changes and new Personal and Commercial Lines operating models or in connection with the integration of newly acquired businesses; (xi) disruptions caused by the implementation of a new claims system for both the personal and commercial automobile lines; and (xii) the impact of our acquisition of Professionals Direct, Inc. and Verlan Holdings, Inc. or other future acquisitions including the planned acquisition of AIX Holdings, Inc. Additionally, our profitability could be affected by adverse catastrophe experience, severe weather or other unanticipated significant losses. Further, certain new catastrophe models assume an increased frequency and severity of certain weather events, and financial strength rating agencies are placing increased emphasis on capital and reinsurance adequacy for insurers with certain geographic concentrations of risk. This factor, along with the increased cost of reinsurance, may result in insurers seeking to diversify their geographic exposure which could result in increased regulatory restrictions in those markets where insurers seek to exit or reduce coverage, as well as an increase in competitive pressures in non-coastal markets such as the Midwest. We have significant concentration of exposures in certain areas, including portions of the Northeast and Southeast and derive a material amount of profits from operations in the Midwest.

Specifically, underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to hurricanes Katrina and Rita. The risks and uncertainties in our business that may affect such estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe is an inherently uncertain process, which is made more difficult by the unprecedented nature of this event. Factors that add to the complexity in this event include the legal and regulatory uncertainty, the complexity of factors contributing to the losses, delays in claim reporting, the exacerbating circumstances of Hurricane Rita and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due in part to the availability and cost of resources to effect repairs. As a result, there can be no assurance that our ultimate costs associated with this event will not be substantially different from current estimates. In addition, there can be no assurance that, in light of the devastation in the areas affected by Hurricane Katrina, our ability to obtain and retain policyholders will not be adversely affected. Hurricane Katrina has also contributed to uncertainty regarding the reinsurance marketplace, which also experienced significant losses related to this catastrophe.

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

Risks Relating To Our Life Companies

Our businesses may be affected by (i) adverse actions related to legal and regulatory actions described under “Contingencies and Regulatory Matters”, including those which are subject to the “FIN 45” reserve described under “Life Companies – Discontinued Operations”; (ii) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); (iii) possible claims relating to sales practices for insurance and investment products or our historical administration of such products, including with respect to activities of our former agents; (iv) adverse trends in mortality and morbidity; (v) lower appreciation or decline in value of our managed investments or the investment markets in general; (vi) issues relating to the administration of the Closed Block, including the implementation of dividend scales; and (vii) an adverse ruling by the Internal Revenue Service eliminating some or all of the separate accounts’ dividends received deduction tax benefits that we have received.

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

In addition, the projected proceeds from the expected sale of our life insurance business, FAFLIC, and the estimated loss on sale of this business, which is included in discontinued operations, are forward looking statements. There are certain factors that could cause actual results to differ materially from those anticipated. These include: (i) the successful consummation of the transactions with Commonwealth Annuity in a timely manner; (ii) the various conditions to the consummation of such transactions being satisfied or waived without the imposition of material burdens or expenses; (iii) the required regulatory approvals of the transactions being obtained in a timely manner without the imposition of any material restrictions or burdens, including the proposed dividend, the sale to Commonwealth Annuity, the coinsurance and related agreements for the accident and health business, certain intercompany transactions, including the proposed sale by THG to Hanover Insurance for cash and securities of assets THG receives from the proposed dividend; (iv) the statutory results of operations of FAFLIC until close, which will impact the statutory surplus of FAFLIC and consequently the ultimate dividend and purchase price; (v) the uncertainties as to the gross or net proceeds to be received by THG, including the uncertainty as to the effects of the various purchase price adjustments and expenses incurred by THG and the impact of various tax elections; (vi) the ability to realize post-closing earnings for the property-casualty segment that are taxable and make FAFLIC’s tax attributes valuable; and (vii) the impact of contingent liabilities, including litigation and regulatory matters, assumed by THG in connection with the transaction.

An aspect of the proposed transaction would require regulatory approval from the New Hampshire Insurance Department for the sale of various assets received by THG from FAFLIC (valued at approximately $127.5 million) to Hanover Insurance in exchange for cash and securities held by Hanover Insurance. While this transaction is not a condition to closing the purchase and sale of FAFLIC to Commonwealth Annuity, the failure to obtain such regulatory approval for such sale of assets, if it occurred, could negatively affect the expected liquidity of THG.

Additionally, an aspect of the proposed reinsurance arrangement associated with the expected sale of FAFLIC disposition would require Hanover Insurance to segregate and place in trust, in the event of ratings downgrades at specified levels, assets backing the net reserves relating to the reinsured liabilities (which, as of June 30, 2008, would have been approximately $140 million). Such event, if it occurred, could negatively affect the liquidity of Hanover Insurance.

Also, the sale of FAFLIC is expected to result in the reallocation of certain corporate overhead costs to other segments. Although these reallocated costs are not expected to have a material adverse effect on the other segments’ results, there can be no certainty that the reallocation will not affect expenses, expense ratios, segment results and other items.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2008(1)	118,859	$42.62	117,400	$60,500,000
May 1 – 31, 2008(2)	40,142	45.34	39,500	58,700,000
June 1 – 30, 2008(3)	425,658	44.37	425,505	39,800,000

Total	584,659	$44.08	582,405	$39,800,000

(1)	Includes 1,459 shares withheld to satisfy tax withholding amounts due from employees upon their receipt of previously restricted or deferred shares.

(2)	Includes 642 shares withheld to satisfy tax withholding amounts due from employees upon their receipt of previously restricted or deferred shares.

(3)	Includes 153 shares withheld to satisfy tax withholding amounts due from employees upon their receipt of previously restricted or deferred shares.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual shareholders’ meeting was held on May 13, 2008. The following is a brief description of each matter voted upon at the meeting and the votes cast.

Election of Directors:

Three directors nominated for election by the Board of Directors were named in proxies for the meeting, which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.

	FOR	AGAINST	ABSTAIN
David J. Gallitano	38,338,320	284,212	28,985
Wendell J. Knox	38,316,604	304,110	30,803
Robert J. Murray	37,802,940	813,368	35,209

The other directors whose terms continued after the Annual Meeting are Michael P. Angelini, P. Kevin Condron, Frederick H. Eppinger, Neal F. Finnegan, Gail L. Harrison, and Joseph R. Ramrath.

Ratification of Independent Public Accountants:

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2008.

For	38,124,514
Against	482,158
Abstain	44,845

ITEM 5 – OTHER INFORMATION

The Hanover Insurance Group, Inc. Amended and Restated Employment Continuity Plan

On August 6, 2008, the Compensation Committee of the Board of Directors of The Hanover Insurance Group, Inc. (the “Company”) approved certain amendments to The Hanover Insurance Group, Inc. Employment Continuity Plan (the “Plan”). The Plan, as amended and restated, incorporates the following material amendments:

1.	Implementation of a Double Trigger for all Plan Participants. As amended, in order for a Plan participant to receive benefits under the Plan, the following must occur: (1) there must be a Change in Control (as defined in the Plan); and (2) the participant’s employment with the Company must be terminated without Cause (as defined in the Plan), or the participant must terminate employment for Good Reason (as defined in the Plan), in each case within two years following the Change in Control (the occurrence of the two events, a “double trigger”). Previously, certain participants in the Plan were entitled to benefits under the Plan if they elected to leave the Company, for any reason, during the 13th month following a Change in Control.

2.	Limitation/Elimination of Certain Benefits. As amended, certain benefits were eliminated (e.g. continued coverage under life and AD&D insurance) and the duration of other benefits were limited to a maximum of one year (e.g. dental and health insurance coverage, and continued Company contributions under certain retirement plans).

3.	Conditional 280G Gross-up Provision. Federal tax rules at Sections 280G and 4999 of the Internal Revenue Code impose adverse tax consequences on certain payments and benefits related to a corporate change in control. Where applicable, the rules impose a 20% excise tax on, and deny a corporate deduction for, the excess of an individual’s change in control-related payments over the individual’s “base amount” — that is, his or her average annual taxable compensation determined, in general, using a five-year look back for averaging. However, the rules contain a “safe harbor” that permits an individual to receive just under three times the “base amount” without an excise tax or loss of deduction. Prior to the Plan being amended, all participants in the Plan were entitled to a “gross-up” payment when payments made to the participant in connection with a Change in Control were subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (a “280G Gross-Up Payment”). As amended, participants are entitled to a 280G Gross-Up Payment only to the extent such participant’s total change in control-related payment/benefit is 110% or more of the safe harbor amount. If the change in control related payment is less than 110% of the safe harbor amount, no 280G Gross-Up Payment shall be made and the payment/benefits for the individual will be cut back to maximize the after-tax payment to the individual.

In addition, various other amendments and modifications were made to the Plan, including, eliminating the cash-out of certain equity awards, revising the definition of “Cause” and “Good Reason” and the addition of a mandatory arbitration provision and Internal Revenue Code Section 409A compliance provisions. The Plan was amended and restated in its entirety.

Each of the Company’s named executive officers is a participant in the Plan and has been designated as an “Executive Tier Participant” for purposes of determining “Good Reason.”

The foregoing description of the material amendments to the Plan does not purport to be complete and is qualified in its entirety by the Plan attached hereto as Exhibit 10.2 and incorporated herein by reference.

Acquisition of AIX Holdings, Inc.

On August 5, 2008, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with AIX Holdings, Inc., a Delaware corporation (“AIX”), all of the stockholders of AIX (the “Sellers”) and Fund Management Services, LLC, as the seller representative thereunder, pursuant to which the Company will, acquire from the Sellers all of the capital stock of AIX in an all-cash transaction.

AIX, through its insurance subsidiaries Nova Casualty Company, a New York insurance company, and AIX Specialty Insurance Company, a Delaware insurance company, underwrites specialty property and casualty insurance program business utilizing alternative risk transfer techniques, and AIX’s other subsidiaries manage, place and provide support for such insurance business.

The aggregate purchase price to be paid by the Company in connection with this transaction is expected to be approximately $100 million, subject to various terms and conditions.

The closing of this transaction is subject to the satisfaction or waiver of customary closing conditions for a transaction of this type, including obtaining applicable antitrust and insurance regulatory governmental approvals. Subject to the foregoing, this transaction is expected to close in the fourth quarter of 2008. This transaction is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

On August 6, 2008, the Company issued a press release announcing the transactions contemplated by the Stock Purchase Agreement. The press release is attached as Exhibit 99.1 and is incorporated herein by reference.

ITEM 6 – EXHIBITS

EX – 2.1	Stock Purchase Agreement by and between The Hanover Insurance Group, Inc. and Commonwealth Annuity and Life Insurance Company, dated July 30, 2008 (the schedules and exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K), previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008 and incorporated herein by reference.

EX – 10.1	Description of 2008-2009 Non-Employee Director Compensation.

EX – 10.2	The Hanover Insurance Group, Inc. Amended and Restated Employment Continuity Plan.

EX – 10.3	Form of Accident and Health Coinsurance Agreement, between The Hanover Insurance Company, as Reinsurer, and First Allmerica Financial Life Insurance Company (the schedules and certain exhibits have been omitted pursuant to item 601(b)(2) of Regulation S-K) previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2008 and incorporated herein by reference.

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 99.1	Press release dated August 6, 2008, announcing the Company’s agreement to acquire AIX Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc Registrant

August 8, 2008	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

August 8, 2008	/s/ Eugene M. Bullis
Date	Eugene M. Bullis
Executive Vice President, Chief Financial Officer and Principal Accounting Officer