Form 10-Q
period 2008-09-30
HANOVER INSURANCE GROUP, INC.
filed 2008-11-07
CIK 944695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,082,287 shares of common stock outstanding, as of November 1, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions, except per share data)	2008	2007	2008	2007
REVENUES
Premiums	$621.1	$595.2	$1,858.1	$1,770.3
Net investment income	65.5	62.8	193.9	183.7
Net realized investment losses	(52.8)	(0.8)	(60.7)	(0.3)
Fees and other income	8.3	14.6	25.7	41.7

Total revenues	642.1	671.8	2,017.0	1,995.4

BENEFITS, LOSSES AND EXPENSES
Policy benefits, claims, losses and loss adjustment expenses	474.2	373.8	1,239.7	1,091.3
Policy acquisition expenses	139.7	132.5	416.1	389.5
Other operating expenses	77.2	88.0	247.1	260.5

Total benefits, losses and expenses	691.1	594.3	1,902.9	1,741.3

(Loss) income from continuing operations before federal income taxes	(49.0)	77.5	114.1	254.1

Federal income tax (benefit) expense:
Current	(1.1)	25.3	40.6	81.5
Deferred	(4.4)	0.7	11.8	4.6

Total federal income tax (benefit) expense	(5.5)	26.0	52.4	86.1

(Loss) income from continuing operations	(43.5)	51.5	61.7	168.0
Discontinued operations (See Notes 3,4 and 13):
(Loss) income from operations of discontinued FAFLIC business (net of income tax (expense) benefit of $(1.7) and $1.3 for the quarters ended September 30, 2008 and 2007 and $(1.3) and $3.3 for the nine months ended September 30, 2008 and 2007, including loss on assets held-for-sale of $6.1 and $72.2 for the quarter and nine months ended September 30, 2008)	(21.7)	1.5	(92.9)	8.3
Income from operations of AMGRO (net of income tax benefit of $1.3 for the nine months ended September 30, 2008, including gain on disposal of $11.1 in 2008)	—	—	10.1	—
Gain on disposal of variable life insurance and annuity business (net of income tax benefit of $2.6 for the quarter ended September 30, 2008 and $3.0 and $0.2 for the nine months ended September 30, 2008 and 2007)	2.7	0.1	8.1	0.2
Other	0.7	0.8	(0.5)	0.8

Net (loss) income	$(61.8)	$53.9	$(13.5)	$177.3

PER SHARE DATA
Basic
(Loss) income from continuing operations	$(0.85)	$0.99	$1.20	$3.26
Discontinued operations:
(Loss) income from operations of discontinued FAFLIC business (net of income tax (expense) benefit of $(0.03) and $0.02 for the quarters ended September 30, 2008 and 2007 and $(0.03) and $0.06 for the nine months ended September 30, 2008 and 2007, including loss on assets held-for-sale of $0.12 and $1.39 for the quarter and nine months ended September 30, 2008)	(0.42)	0.03	(1.81)	0.16
Income from operations of AMGRO (net of income tax benefit of $0.03 for the quarter and nine months ended September 30, 2008, including gain on disposal of $0.21 in 2008)	—	—	0.20	—
Gain on disposal of variable life insurance and annuity business (net of income tax benefit of $0.05 and $0.06 for the quarter and nine months ended September 30, 2008)	0.05	—	0.16	—
Other	0.01	0.02	(0.01)	0.02

Net (loss) income per share	$(1.21)	$1.04	$(0.26)	$3.44

Weighted average shares outstanding	51.0	51.8	51.3	51.6

Diluted
(Loss) income from continuing operations	$(0.85)	$0.98	$1.19	$3.21
Discontinued operations:
(Loss) income from operations of discontinued FAFLIC business (net of income tax (expense) benefit of $(0.03) and $0.02 for the quarters ended September 30, 2008 and 2007 and $(0.03) and $0.06 for the nine months ended September 30, 2008 and 2007, including loss on assets held-for-sale of $0.12 and $1.39 for the quarter and nine months ended September 30, 2008)	(0.42)	0.03	(1.80)	0.16
Income from operations of AMGRO (net of income tax benefit of $0.03 for the nine months ended September 30, 2008, including gain on disposal of $0.21 in 2008)	—	—	0.20	—
Gain on disposal of variable life insurance and annuity business (net of income tax benefit of $0.05 and $0.06 for the quarter and nine months ended September 30, 2008)	0.05	—	0.16	—
Other	0.01	0.02	(0.01)	0.02

Net (loss) income per share	$(1.21)	$1.03	$(0.26)	$3.39

Weighted average shares outstanding	51.0	52.5	51.8	52.3

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost of $4,529.3 and $4,585.7)	$4,353.5	$4,584.8
Equity securities, at fair value (cost of $60.3 and $37.6)	54.0	44.6
Mortgage loans	31.5	41.2
Other long-term investments	14.2	30.7

Total investments	4,453.2	4,701.3

Cash and cash equivalents	314.3	210.6
Accrued investment income	55.7	53.3
Premiums, accounts and notes receivable, net	571.1	626.7
Reinsurance receivable on paid and unpaid losses, benefits and unearned premiums	1,030.4	1,067.3
Deferred policy acquisition costs	264.4	246.8
Deferred federal income taxes	258.6	300.8
Goodwill	131.9	126.0
Other assets	302.8	309.6
Assets held-for-sale	1,872.4	2,173.2

Total assets	$9,254.8	$9,815.6

LIABILITIES
Policy liabilities and accruals:
Outstanding claims, losses and loss adjustment expenses	3,118.0	3,165.9
Unearned premiums	1,208.6	1,155.9
Contractholder deposit funds and other policy liabilities	1.8	1.9

Total policy liabilities and accruals	4,328.4	4,323.7

Expenses and taxes payable	553.4	633.6
Reinsurance premiums payable	48.3	44.9
Long-term debt	511.9	511.9
Liabilities held-for-sale	1,772.7	2,002.5

Total liabilities	7,214.7	7,516.6

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 60.5 million shares issued	0.6	0.6
Additional paid-in capital	1,801.5	1,822.6
Accumulated other comprehensive loss	(217.9)	(20.4)
Retained earnings	938.7	946.9
Treasury stock at cost (9.6 million and 8.7 million shares)	(482.8)	(450.7)

Total shareholders’ equity	2,040.1	2,299.0

Total liabilities and shareholders’ equity	$9,254.8	$9,815.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	(Unaudited) Nine Months Ended September 30,
(In millions)	2008	2007
PREFERRED STOCK
Balance at beginning and end of period	$—	$—

COMMON STOCK
Balance at beginning and end of period	0.6	0.6

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	1,822.6	1,814.3
Tax benefit from stock options and other	0.6	2.3
Employee and director stock-based awards	(21.7)	1.8

Balance at end of period	1,801.5	1,818.4

ACCUMULATED OTHER COMPREHENSIVE LOSS
NET UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENTS AND DERIVATIVE INSTRUMENTS:
Balance at beginning of period	5.5	(9.0)
Depreciation during the period:
Net depreciation on available-for-sale securities and derivative instruments	(197.4)	(12.1)
Benefit (provision) for deferred federal income taxes	2.2	(0.9)

	(195.2)	(13.0)

Balance at end of period	(189.7)	(22.0)

DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS:
Balance at beginning of period	(25.9)	(30.9)
Amounts arising in the period	(0.8)	(26.0)
Amortization during the period:
Amount recognized as net periodic benefit cost	(2.7)	4.8
Benefit for deferred federal income taxes	1.2	7.4

	(2.3)	(13.8)

Balance at end of period	(28.2)	(44.7)

Total accumulated other comprehensive loss	(217.9)	(66.7)

RETAINED EARNINGS
Balance at beginning of period, before cumulative effect of accounting change, net of tax	946.9	712.0
Cumulative effect of accounting change, net of tax	—	11.5

Balance at beginning of period, as adjusted	946.9	723.5
Net (loss) income	(13.5)	177.3
Treasury stock issued for less than cost	(9.4)	(12.5)
Recognition of share-based compensation	14.7	4.5

Balance at end of period	938.7	892.8

TREASURY STOCK
Balance at beginning of period	(450.7)	(487.8)
Shares purchased at cost	(58.5)	—
Net shares reissued at cost under employee stock-based compensation plans Issuance of common stock	26.4	35.3

Balance at end of period	(482.8)	(452.5)

Total shareholders’ equity	$2,040.1	$2,192.6

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Net (loss) income	$(61.8)	$53.9	$(13.5)	$177.3
Other comprehensive (loss) income:
Available-for-sale securities:
Net (depreciation) appreciation during the period	(117.4)	42.7	(197.5)	(11.9)
Benefit (provision) for deferred federal income taxes	0.1	(1.0)	2.2	(1.0)

Total available-for-sale securities	(117.3)	41.7	(195.3)	(12.9)

Derivative instruments:
Net appreciation (depreciation) during the period	0.5	0.1	0.1	(0.2)
(Provision) benefit for deferred federal income taxes	(0.1)	—	—	0.1

Total derivative instruments	0.4	0.1	0.1	(0.1)

	(116.9)	41.8	(195.2)	(13.0)

Pension and postretirement benefits:
Amounts arising in the period:
Net actuarial loss	—	(16.0)	(0.8)	(26.0)
Amortization recognized as net periodic benefit costs:
Net actuarial gain	0.7	6.5	2.2	7.8
Prior service cost	(1.2)	(0.6)	(3.7)	(1.8)
Transition asset	(0.4)	(0.4)	(1.2)	(1.2)

Total amortization recognized as net periodic benefit costs	(0.9)	(10.5)	(2.7)	(21.2)
Benefit for deferred federal income taxes	0.3	3.6	1.2	7.4

Total pension and postretirement benefits	(0.6)	(6.9)	(2.3)	(13.8)

Other comprehensive (loss) income	(117.5)	34.9	(197.5)	(26.8)

Comprehensive (loss) income	$(179.3)	$88.8	$(211.0)	$150.5

The accompanying notes are an integral part of these consolidated financial statements.

THE HANOVER INSURANCE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
(In millions)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(13.5)	$177.3
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of variable life insurance and annuity business	(8.1)	(0.2)
Estimated loss on sale of FAFLIC	72.2	—
Gain on sale of AMGRO, Inc.	(11.1)	—
Loss (gain) on sale from other discontinued operations	0.5	(0.8)
Net realized investment losses (gains)	83.7	(1.9)
Net amortization and depreciation	14.1	13.9
Stock-based compensation expense	8.9	11.2
Interest credited to contractholder deposit funds and trust instruments supported by funding obligations	1.5	1.8
Deferred federal income taxes	33.3	35.6
Change in deferred acquisition costs	(16.2)	(20.8)
Change in premiums and notes receivable, net of reinsurance premiums payable	44.4	(38.5)
Change in accrued investment income	(1.1)	(3.9)
Change in policy liabilities and accruals, net	(60.0)	(31.8)
Change in reinsurance receivable	111.4	(3.2)
Change in expenses and taxes payable	(102.9)	(106.1)
Other, net	17.4	7.8

Net cash provided by operating activities	174.5	40.4

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals and maturities of available-for-sale fixed maturities	646.4	971.0
Proceeds from disposals of equity securities and other investments	7.9	12.8
Proceeds from mortgages matured or collected	14.6	15.3
Proceeds from collections of installment finance and notes receivable	192.2	329.9
Net proceeds from sale of AMGRO, Inc.	1.0	—
Purchase of available-for-sale fixed maturities	(594.6)	(1,040.4)
Purchase of equity securities and other investments	(24.8)	(15.3)
Capital expenditures	(7.4)	(6.6)
Net cash used to acquire Verlan Holdings, Inc.	(26.4)	—
Net cash used to acquire Professionals Direct, Inc.	—	(16.9)
Net payments on swap agreements	(0.3)	—
Disbursements to fund installment finance and notes receivable	(178.6)	(350.2)

Net cash provided by (used in) investing activities	30.0	(100.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals from trust instruments supported by funding obligations	(21.0)	—
Exercise of options	7.9	21.5
Proceeds from excess tax benefits related to share-based payments	0.1	5.2
Change in collateral related to securities lending program	8.5	(109.7)
Treasury stock purchased at cost	(58.5)	—

Net cash used in financing activities	(63.0)	(83.0)

Net change in cash and cash equivalents	141.5	(143.0)
Net change in cash held by discontinued FAFLIC business	(37.8)	33.5
Cash and cash equivalents, beginning of period	210.6	316.2

Cash and cash equivalents, end of period	$314.3	$206.7

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

The interim consolidated financial statements of THG include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), THG’s principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. These legal entities conduct their operations through several business segments discussed in Note 10. As of September 30, 2008 and for all prior periods, due to the anticipated sale of First Allmerica Financial Life Insurance Company (“FAFLIC”), THG’s life insurance and annuity subsidiary, a portion of FAFLIC’s accounts have been classified as held-for-sale in the Consolidated Balance Sheets and as discontinued operations in the Consolidated Statements of Income (See Note 3 – Discontinued Operations of FAFLIC Business). All significant intercompany accounts and transactions have been eliminated.

The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (“Statement No. 141(R)”). This Statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the statement requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. Statement No. 141(R) also provides for a substantial number of new disclosure requirements. This statement is effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company expects that Statement No. 141(R) will have an impact on its accounting for future business combinations once the statement is adopted, but the effect is dependent upon acquisitions, if any, that are made in the future.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). This statement creates a common definition of fair value to be used throughout generally accepted accounting principles. Statement No. 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, with certain exceptions. The standard establishes a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. The statement also requires expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”). This FSP clarifies how Statement No. 157 should be applied when valuing securities in markets that are not active. This Statement provides guidance on how companies may use judgment, in addition to market information, in certain circumstances to value assets which have inactive markets. This FSP is effective upon issuance, including prior periods that financial statements have not yet been issued. Statement No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The difference between the carrying amounts and fair values of those financial instruments held at the date this statement is initially applied should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. Additionally, in February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. As a result, the Company has partially applied the provisions of Statement No. 157 upon adoption at January 1, 2008 and has deferred the adoption for certain nonfinancial assets and liabilities as allowed by this staff position. The effect of adopting Statement No. 157 and related FSP FAS No. 157-3 was not material to the Company’s financial position or results of operations. See further disclosure in Note 8 – “Fair Value”.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation requires companies to recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained upon examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty on the excess. FIN 48 will require, among other items, a tabular reconciliation of the change during the reporting period, in the aggregate unrecognized tax benefits claimed or expected to be claimed in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Additional disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next twelve months. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 which resulted in an increase to shareholders’ equity of $11.5 million. See further disclosure in Note 5 – “Federal Income Taxes”.

3. Discontinued Operations of FAFLIC Business

As discussed in Note 4 – “Sale of Variable Life Insurance and Annuity Business”, the Company reinsured to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of the Goldman Sachs Group, Inc. (“Goldman Sachs”) all of FAFLIC’s run-off variable life insurance and annuity business on December 30, 2005. FAFLIC’s remaining products consist primarily of a block of traditional life insurance products, a block of group retirement annuity contracts, and one remaining guaranteed investment contract. These products have been in run-off since 2002. Additionally, FAFLIC’s business includes the discontinued accident and health business, including accident and health voluntary pools.

On July 30, 2008, the Company entered into a definitive agreement to sell its remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity. The Company is seeking approval from the Massachusetts Division of Insurance for a pre-close dividend from FAFLIC consisting of designated admitted and non-admitted assets with a statutory book value of approximately $140 million. Based on September 30, 2008 asset and liability values, and including the dividend, total net proceeds from the sale are expected to be valued at approximately $220 million, before certain transaction costs. The actual purchase price to be paid by Commonwealth Annuity as well as the actual amount of the approved dividend, will be determined at closing, and is subject to changes in the statutory surplus of FAFLIC, including realized losses and impairments, changes in the fair value of certain investments and various other items. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC will enter into a reinsurance contract whereby Hanover Insurance will assume FAFLIC’s discontinued accident and health business. The closing of these transactions is anticipated to occur in the fourth quarter of 2008 or early in the first quarter of 2009.

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

In accordance with Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement No. 144”), the Company has reflected FAFLIC at its fair value, less estimated disposition costs. This resulted in the recognition of a $72.2 million impairment as of September 30, 2008 for the asset group that is being disposed of in the sale transaction. Of this amount, $44.2 million relates to depreciated securities and is reflected as an adjustment to accumulated other comprehensive income. The remaining $28.0 million impairment is reflected as a valuation allowance against the FAFLIC assets that have been reclassified as held-for-sale in the Company’s Consolidated Balance Sheets. The loss is presented in the Consolidated Statement of Income as a component of Income from operations of discontinued FAFLIC business. The operating results of FAFLIC are reflected in the Consolidated Statement of Income as Income from operations of discontinued FAFLIC business.

The following table summarizes the components of the estimated loss related to the FAFLIC business held-for-sale as of September 30, 2008:

(in millions)		September 30, 2008
Projected carrying value of FAFLIC before pre-close dividend	(1)	$282.1
Pre-close dividends	(2)	(138.9)

		143.2

Expected proceeds from sale, before possible adjustment from §338(h)(10) election	(3)	107.0

Loss on sale before impact of tax election and transaction costs		(36.2)
Estimated transaction cost	(4)	(3.3)
Liability for certain legal indemnities and employee-related costs	(5)	(8.0)
Other miscellaneous adjustments	(6)	(24.5)

Loss on sale before impact of tax election		(72.0)
Estimated benefit of §338(h)(10) election, less cost of detriment paid to buyer	(7)	(0.2)

Net loss		$(72.2)

(1)	Estimated shareholder’s equity in the FAFLIC business, prior to the impact of the sale transaction.
(2)	Estimated net pre-close dividends.
(3)	Expected proceeds to THG from Commonwealth Annuity.
(4)	Transaction costs include legal, actuarial and other professional fees.
(5)	Liability for expected contractual indemnities of FAFLIC recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). These costs also include severance and retention payments anticipated to result from this transaction.
(6)	Included in other miscellaneous adjustments are investment losses of $44.2 million, which will be recognized upon sale of FAFLIC due to the assets being transferred at their statutory value as well as gains related to the group life and health business of $18.0 million.
(7)	Estimated tax benefits derived from the FAFLIC discontinued business under IRS Code Section 338(h)(10), net of reimbursement to buyer for related future tax costs.

IRS Code Section 338(h)(10) allows for an election to be made, which provides that, for federal income tax purposes, a stock sale shall instead be treated as a sale of assets and liabilities. Commonwealth Annuity and THG have agreed to consider a mutual election under IRS Code Section 338(h)(10), pursuant to the sales agreement, which would allow THG to realize certain tax deductions in exchange for the reimbursement, at closing, of Commonwealth Annuity’s related estimated future tax costs.

In accordance with Statement No. 144, the following table details the major assets and liabilities reflected in the Consolidated Balance Sheets under the caption “Assets held-for-sale” and “Liabilities held-for-sale”, respectively.

(in millions)	September 30, 2008 (Unaudited)	December 31, 2007 (Unaudited)
Assets:
Cash and investments	$1,266.3	$1,318.3
Reinsurance recoverable	242.6	311.7
Separate account assets	333.3	481.3
Other assets	58.2	61.9
Valuation allowance	(28.0)	—

Total assets held-for-sale	$1,872.4	$2,173.2

Liabilities:
Policy liabilities	$1,362.4	$1,417.0
Separate account liabilities	333.3	481.3
Trust instruments supported by funding obligations	18.0	39.1
Other liabilities	59.0	65.1

Total liabilities held-for-sale	$1,772.7	$2,002.5

The table below shows the discontinued operating results related to FAFLIC (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Total revenues	$4.7	$23.3	$44.6	$89.2

(Loss) income from operations before federal income taxes, including net realized (losses) gains of $(15.6) and $(0.4) for the quarters ended September 30, 2008 and 2007 and $(23.0) and $2.2 for the nine months ended September 30, 2008 and 2007	(13.9)	0.3	(19.4)	5.1

4. Sale of Variable Life Insurance and Annuity Business

On December 30, 2005, the Company sold all of the outstanding shares of capital stock of Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”, now named “Commonwealth Annuity”), a life insurance subsidiary representing approximately 95% of the Company’s run-off variable life insurance and annuity business, to Goldman Sachs. The transaction also included the reinsurance of 100% of the variable business of FAFLIC. In connection with these transactions, Allmerica Investment Trust agreed to transfer certain assets and liabilities of its funds to certain Goldman Sachs Variable Insurance Trust managed funds through a fund reorganization transaction. Finally, the Company agreed to sell to Goldman Sachs all of the outstanding shares of capital stock of Allmerica Financial Investment Management Services, Inc. (“AFIMS”), its investment advisory subsidiary, concurrently with the consummation of a fund reorganization transaction. The fund reorganization transaction was consummated on January 9, 2006. Total proceeds from this transaction were $318.8 million, of which the Company has received $307.1 million as of September 30, 2008. The remaining $11.7 million will be received in December 2008. THG has also agreed to indemnify Goldman Sachs for certain litigation, regulatory matters and other liabilities relating to the pre-closing activities of the business that was sold.

The Company accounted for the disposal of AFLIAC as a discontinued operation in accordance with Statement No. 144. The Company recognized net gains of $2.7 million and $0.1 million during the third quarters of 2008 and 2007, respectively, and net gains of $8.1 million and $0.2 million during the first nine months of 2008 and 2007, respectively, which are presented in the Consolidated Statements of Income as gain on disposal of variable life insurance and annuity business, a component of Discontinued Operations.

Included in the $8.1 million gain in 2008 was a release of $5.8 million related to the Company’s estimated potential liability for certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and a $2.6 million benefit resulting from a settlement with the IRS related to tax years 1995 through 2001. The Company regularly reviews and updates its FIN 45 liability for legal and regulatory matter indemnities. Although the Company believes its current estimate for its FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future. Adjustments to this reserve are recorded in the results of the Company in the period in which they are determined.

5. Federal Income Taxes

Federal income tax expense for the nine months ended September 30, 2008 and 2007 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

In the first nine months of 2008, the Company increased its valuation allowance related to its deferred tax asset by $107.2 million, to $273.3 million from $166.1 million. The increase in this valuation allowance resulted primarily from the unrealized depreciation of the Company’s investment portfolio and the Company’s realized capital losses. Accordingly, the Company recorded a valuation allowance of $82.4 million as an adjustment to Accumulated Other Comprehensive Loss. The remaining $24.8 million valuation allowance was recorded as a component of Net Income in the Consolidated Statements of Income and is comprised of a $21.2 million adjustment to Federal Income Tax Expense and an $8.1 million adjustment to Operations of Discontinued FAFLIC Business, partially offset by a decrease in the valuation allowance of $4.5 million on the sale of AMGRO, Inc. (“AMGRO”), a component of Discontinued Operations.

The Company or its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company and its subsidiaries are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. In the third quarter of 2008, the Company received written notification from the Internal Revenue Service (“IRS”) Appeals Division that the Joint Committee on Taxation had completed its review of tax years 1995 through 2001 and found no exceptions. This settlement resulted in a tax benefit of $8.3 million recorded as a component of Net Income in the Consolidated Statement of Income and is comprised of a $6.4 million adjustment to Federal Income Tax Expense and a $1.9 million adjustment to Discontinued Operations. The IRS audit of the years 2005 and 2006 commenced in December 2007. The Company and its subsidiaries are still subject to U.S. state income tax examinations by tax authorities for years after 1994.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period beginning December 31, 2007 and ending September 30, 2008 is as follows:

Balance at December 31, 2007	$27.7
Additions based on tax positions related to the current year	0.1
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(0.2)
Settlements	(27.0)

Balance at September 30, 2008	$0.6

Included in the September 30, 2008 balance are $4.0 million of tax benefits for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, a change in the timing of deductions would not impact the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in federal income tax expense. As part of the settlement of the 1995 through 2001 audit period, the Company reduced its accrued interest by $35.0 million. The Company had accrued $0.4 million and $35.4 million of interest as of September 30, 2008 and December 31, 2007, respectively. The Company has not recognized any penalties associated with unrecognized tax benefits.

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

The components of net periodic benefit cost for pension and other postretirement benefit plans are as follows:

(In millions)	(Unaudited) Quarter Ended September 30,
	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.1	$0.2
Interest cost	8.3	7.3	0.8	1.2
Expected return on plan assets	(8.5)	(8.0)	—	—
Recognized net actuarial loss	0.6	6.3	0.1	0.2
Amortization of transition asset	(0.4)	(0.4)	—	—
Amortization of prior service cost	—	—	(1.3)	(0.6)

Net periodic cost (benefit)	$—	$5.2	$(0.3)	$1.0

	(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
	Pension Benefits		Postretirement Benefits
Service cost – benefits earned during the period	$—	$—	$0.3	$0.7
Interest cost	24.7	21.8	2.4	3.6
Expected return on plan assets	(25.4)	(24.0)	—	—
Recognized net actuarial loss	1.9	7.2	0.3	0.6
Amortization of transition asset	(1.2)	(1.2)	—	—
Amortization of prior service cost	—	0.1	(3.7)	(1.9)

Net periodic cost (benefit)	$—	$3.9	$(0.7)	$3.0

7. Closed Block

The Closed Block consists primarily of transitional life insurance business. This business is expected to be sold as part of the FAFLIC sales transaction in the fourth quarter of 2008 (see Note 3, Discontinued Operations of FAFLIC Business).

Summarized financial information of the Closed Block is as follows for the periods indicated:

(In millions)	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Fixed maturities at fair value (amortized cost of $496.2 and $512.0)	$469.8	$514.7
Mortgage loans	16.5	21.4
Policy loans	113.1	116.0
Cash and cash equivalents	8.0	3.8
Accrued investment income	10.9	11.0
Other assets	17.9	6.1

Total assets	$636.2	$673.0
LIABILITIES
Policy liabilities and accruals	$659.6	$670.8
Policyholder dividends	15.7	22.1
Other liabilities	3.6	1.3

Total liabilities	$678.9	$694.2

Excess of Closed Block liabilities over assets designated to the Closed Block and maximum future earnings to be recognized from Closed Block assets and liabilities	$42.7	$21.2

(In millions)	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Premiums	$4.5	$5.0	$18.2	$27.3
Net investment income	9.5	9.8	29.1	29.0
Net realized investment (losses) gains	(9.9)	(0.2)	(13.2)	0.5

Total revenues	4.1	14.6	34.1	56.8

BENEFITS AND EXPENSES
Policy benefits	10.6	13.5	41.3	53.4
Policy acquisition and other operating expense	0.2	0.3	0.2	0.3

Total benefits and expenses	10.8	13.8	41.5	53.7

(Loss) contribution from the Closed Block	$(6.7)	$0.8	$(7.4)	$3.1

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

The Company performs a review of the fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of certain financial assets or liabilities within the fair value hierarchy. Reclassifications related to Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the quarter in which the reclassification occurs. During the nine months ended September 30, 2008 and including the third quarter of 2008, the Company transferred certain assets into Level 3 which were previously classified as Level 2, primarily as a result of assessing the significance of unobservable inputs on the fair value measurement.

The Company holds fixed maturity securities, equity securities, derivative instruments and separate account assets for which fair value is determined on a recurring basis. The following table presents for each hierarchy level, the Company’s assets and liabilities that are measured at fair value at September 30, 2008.

(in millions)	(Unaudited) Fair Value
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities and U.S. Government and agency securities	$357.8	$124.0	$233.8	$—
States and political subdivisions	785.0	—	775.7	9.3
Foreign governments	5.2	1.9	3.3	—
Corporate fixed maturities	2,646.5	18.2	2,567.4	60.9
Mortgage-backed securities	1,596.0	—	1,563.0	33.0

Total fixed maturities	5,390.5	144.1	5,143.2	103.2
Equity securities (1)	43.2	42.0	—	1.2
Separate account assets	333.3	333.3	—	—
Derivative assets (2)	2.9	—	—	2.9

Total assets at fair value (3)	$5,769.9	$519.4	$5,143.2	$107.3

(1)	Excludes certain investments in equities of unconsolidated affiliates totaling $11.0 million that are carried at cost.
(2)	Included on the Consolidated Balance Sheets in other assets.
(3)	Includes investment assets of $1,373.4 million that are held-for-sale at September 30, 2008, principally in connection with the pending sale of FAFLIC.

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	(Unaudited) Three Months Ended September 30, 2008
	Level 3 Assets				Level 3 Liabilities
(in millions)	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Balance June 30, 2008	$99.7	$1.2	$6.4	$107.3	$(2.0)
Total (losses) gains:
Included in earnings	(0.2)	—	(1.6)	(1.8)	(0.3)
Included in other comprehensive income	(3.4)	—	0.4	(3.0)	—
Net redemptions	(8.0)	—	(2.3)	(10.3)	2.3
Transfers into Level 3 (1)	15.1	—	—	15.1	—

Balance September 30, 2008	$103.2	$1.2	$2.9	$107.3	$—

	(Unaudited) Nine Months Ended September 30, 2008
(in millions)	Level 3 Assets				Level 3 Liabilities
	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Balance January 1, 2008	$30.5	$1.3	$5.8	$37.6	$(1.1)
Total (losses) gains:
Included in earnings	(0.7)	—	(0.7)	(1.4)	(1.2)
Included in other comprehensive income	(3.1)	(0.1)	0.1	(3.1)	—
Net redemptions	(2.6)	—	(2.3)	(4.9)	2.3
Transfers into Level 3 (1)	79.1	—	—	79.1	—

Balance September 30, 2008	$103.2	$1.2	$2.9	$107.3	$—

(1)	Reflects a reclassification from Level 2 to Level 3 primarily related to assessing the significance of unobservable inputs on the fair value measurement.

The tables below summarize losses and gains due to changes in fair value, including both realized and unrealized gains and losses, recorded in net income for Level 3 assets and liabilities.

	(Unaudited) Three Months Ended September 30, 2008
(in millions)	Level 3 Assets				Level 3 Liabilities
	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Classification of net realized investment losses and net change in unrealized (depreciation) appreciation
Loss from operations of discontinued FAFLIC business	$—	$—	$(1.6)	$(1.6)	$(0.3)
Realized investment losses	(0.2)	—	—	(0.2)	—

Total	$(0.2)	$—	$(1.6)	$(1.8)	$(0.3)

	(Unaudited) Nine Months Ended September 30, 2008
(in millions)	Level 3 Assets				Level 3 Liabilities
	Fixed Maturities	Equity Securities	Derivatives	Total Assets	Derivatives
Classification of net realized investment losses and net change in unrealized (depreciation) appreciation
Loss from operations of discontinued FAFLIC business	$—	$—	$(0.7)	$(0.7)	$(1.2)
Realized investment losses	(0.7)	—	—	(0.7)	—

Total	$(0.7)	$—	$(0.7)	$(1.4)	$(1.2)

The valuation methodologies used to measure financial instruments at fair value, and the level in the fair value hierarchy in which these instruments are generally classified are as follows:

Fixed Maturities: Level 1 securities generally include U.S. Treasury issues and other securities that are highly liquid and for which quoted market prices are available. Level 2 securities are valued using pricing for similar securities and pricing models that incorporate observable inputs including, but not limited to yield curves and issuer spreads. Level 3 securities include issues for which little observable data can be obtained, primarily due to the illiquid nature of the securities, and the majority of the inputs used to determine fair value are based on the Company’s own assumptions. Broker quotes are also included in Level 3.

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

Securities in a Continuous Unrealized Loss Position

The following table provides information about the Company’s fixed maturities and equity securities that have been continuously in an unrealized loss position at September 30, 2008 and December 31, 2007:

(In millions)	September 30, 2008		December 31, 2007
	Gross Unrealized Losses (1)	Fair Value (1)	Gross Unrealized Losses (1)	Fair Value (1)
Investment grade fixed maturities:
12 months or less	$124.6	$2,589.2	$27.1	$740.0
Greater than 12 months	102.9	632.3	34.3	1,214.7

Total investment grade fixed maturities	227.5	3,221.5	61.4	1,954.7

Below investment grade fixed maturities:
12 months or less	26.0	260.1	8.3	171.0
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities	26.0	260.1	8.3	171.0
Equity securities	9.9	38.9	0.5	17.8

Total fixed maturities and equity securities	263.4	3,520.5	70.2	2,143.5
Less: securities held-for-sale (1)	59.1	725.0	17.2	474.5

Total, excluding securities held-for-sale	$204.3	$2,795.5	$53.0	$1,669.0

(1)

Due to the expected sale of FAFLIC, certain assets are classified as “held for sale” on the Company’s consolidated balance sheets in accordance with Statement No. 144. After the FAFLIC sale transaction closes, the majority of these assets will transfer to the buyer. However, a small portion will be retained by Hanover as part of an asset purchase arrangement and separate reinsurance agreement between FAFLIC and Hanover Insurance in connection with such sale. Included in this held-for-sale classification are gross unrealized losses and fair value of investment assets of $49.6 million and $666.8 million, respectively, at September 30, 2008 and $14.7 million and $416.3 million at December 31, 2007. The unrealized loss as of September 30, 2008 on these investment has been included in the estimated loss on sale of FAFLIC. See Note 3 - discontinued operations FAFLIC Business.

The Company employs a systematic methodology to evaluate declines in fair values below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, the Company evaluates the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments and asset quality; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below cost; the Company’s intent and ability to hold the security until such time to allow for the expected recovery in value; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. The Company applies these factors to all securities. As a result of this review, the Company has concluded that the gross unrealized losses of fixed maturities and equity securities at September 30, 2008 are temporary.

The Company’s investment portfolio and shareholders’ equity can be significantly impacted by the changes in market values of its securities. As noted in the table above, during 2008, and more specifically during the third quarter of 2008, there were significant declines in the market values of the Company’s fixed maturity securities, particularly in the financial sector. Additionally, subsequent to September 30, 2008, through the date of this report, conditions in the financial markets have continued to deteriorate and market values have continued to decline. As a result, depending on market conditions, the Company could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on the Company’s results of operations and/or financial position.

9. Other Comprehensive Income

The following table provides a reconciliation of gross unrealized investment (losses) gains to the net balance shown in the Consolidated Statements of Comprehensive Income.

(In millions)	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Unrealized (depreciation) appreciation on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net of income tax benefit (expense) of $0.1 and $(0.6) for the quarter ended September 30, 2007 and $2.2 and $(1.7) for the nine months ended September 30, 2008 and 2007	$(229.9)	$40.9	$(323.2)	$(11.7)
Less: reclassification adjustment for (losses) gains included in net income, net of income tax benefit (expense) of $0.4 and $(0.7) for the quarter and nine months ended September 30, 2007	(112.6)	(0.8)	(127.9)	1.2

Total available-for-sale securities	(117.3)	41.7	(195.3)	(12.9)

Unrealized depreciation on derivative instruments:
Unrealized holding (losses) gains arising during period, net of income tax benefit (expense) of $0.6 and $(0.1) for the quarters ended September 30, 2008 and 2007 and $0.7 and $(0.1) for the nine months ended September 30, 2008 and 2007	(0.9)	0.4	(1.3)	0.4
Less: reclassification adjustment for (losses) gains included in net income, net of income tax benefit (expense) of $0.7 and $(0.1) for the quarters ended September 30, 2008 and 2007 and $0.7 and $(0.2) for the nine months ended September 30, 2008 and 2007.	(1.3)	0.3	(1.4)	0.5

Total derivative instruments	0.4	0.1	0.1	(0.1)

Other comprehensive (loss) gain	$(116.9)	$41.8	$(195.2)	$(13.0)

10. Segment Information

The Company’s primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines, and Other Property and Casualty. As of September 30, 2008, due to the expected sale of FAFLIC, the operations of the Life Companies segment have been classified as discontinued operations. Certain ongoing expenses have been reclassified from the Life Companies segment to the Property and Casualty business. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“Statement No. 131”), the separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Property and Casualty group manages its operations through three segments: Personal Lines, Commercial Lines and Other Property and Casualty. Personal Lines includes personal automobile, homeowners and other personal coverages, while Commercial Lines includes commercial multiple peril, commercial automobile, workers’ compensation, and other commercial coverages, such as bonds and inland marine. In addition, the Other Property and Casualty segment consists of: Opus Investment Management, Inc. (“Opus”), which markets investment management services to institutions, pension funds and other organizations; earnings on holding company assets; as well as voluntary pools in which the Company has not actively participated since 1995. Prior to its sale on June 2, 2008, AMGRO Inc., the Company’s premium financing business, was also included in the Other Property and Casualty segment.

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

(In millions)	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Segment revenues:
Property and Casualty:
Personal Lines	$402.1	$402.8	$1,208.7	$1,194.8
Commercial Lines	288.3	259.6	857.1	771.2
Other Property and Casualty	5.4	12.2	16.6	35.7

Total Property and Casualty	695.8	674.6	2,082.4	2,001.7
Intersegment revenues	(0.9)	(2.0)	(4.7)	(6.0)

Total segment revenues	694.9	672.6	2,077.7	1,995.7
Adjustments to segment revenues:
Net realized investment losses	(52.8)	(0.8)	(60.7)	(0.3)

Total revenues	$642.1	$671.8	$2,017.0	$1,995.4

Segment income (loss) before federal income taxes:
Property and Casualty:
Personal Lines:
GAAP underwriting (loss) income	$(13.7)	$15.8	$(13.0)	$52.1
Net investment income	30.1	30.2	89.1	88.5
Other	1.7	2.8	7.7	9.8

Personal Lines segment income	18.1	48.8	83.8	150.4
Commercial Lines:
GAAP underwriting (loss) income	(38.7)	9.1	18.1	41.3
Net investment income	31.5	27.9	92.9	81.8
Other	0.6	2.2	3.1	3.6

Commercial Lines segment (loss) income	(6.6)	39.2	114.1	126.7
Other Property and Casualty:
GAAP underwriting (loss) income	—	(0.4)	0.3	(1.0)
Net investment income	3.7	4.5	11.3	12.8
Other	(1.4)	(3.8)	(4.8)	(4.6)

Other Property and Casualty segment income	2.3	0.3	6.8	7.2

Total Property and Casualty	13.8	88.3	204.7	284.3
Interest on corporate debt	(10.0)	(10.0)	(29.9)	(29.9)

Segment income before federal income taxes	3.8	78.3	174.8	254.4
Adjustments to segment income:
Net realized investment losses	(52.8)	(0.8)	(60.7)	(0.3)

(Loss) income from continuing operations before federal income taxes	$(49.0)	$77.5	$114.1	$254.1

(In millions)	Identifiable Assets
	(Unaudited) September 30, 2008	December 31, 2007
Property and Casualty (1)	$7,382.0	$7,642.0
Assets held-for-sale (2)	1,872.4	2,173.2
Intersegment eliminations	0.4	0.4

Total	$9,254.8	$9,815.6

(1)	The Company reviews assets based on the total Property and Casualty Group and does not allocate between the Personal Lines, Commercial Lines and Other Property and Casualty segments. Included in the Property and Casualty group’s assets are those assets that are expected to be retained by the Company subsequent to the sale of FAFLIC.
(2)	The 2008 balance includes an impairment of net assets resulting from the expected sale of FAFLIC. FAFLIC qualifies for discontinued operations treatment in accordance with Statement No. 144 which requires the asset group to be reflected at its fair value less cost to sell and a related reclassification of assets as held-for-sale.

Discontinued Operations – Life Companies

During the quarter ended June 30, 2008, in accordance with Statement No. 144, and as a result of the expected sale of FAFLIC, the Company classified the remaining operations of its life business as discontinued and the related assets and liabilities have been reflected as held-for-sale (see Note 3 for further discussion of the FAFLIC sale transaction). As of September 30, 2008, related assets of $1,872.4 million, net of the related valuation allowance, have been aggregated and classified as held-for-sale on the Consolidated Balance Sheets and related liabilities of $1,772.7 million have been aggregated and classified as liabilities held-for-sale on the Consolidated Balance Sheets. Prior years assets and liabilities of $2,173.2 million and $2,002.5 million, respectively, have also been reclassified as held-for-sale.

During 1999, the Company exited its accident and health insurance business, consisting of its Employee Benefit Services (“EBS”) business, its Affinity Group Underwriters business and its accident and health assumed reinsurance pool business. Prior to 1999, these businesses comprised substantially all of the former Corporate Risk Management Services segment. Accordingly, the operating results of the discontinued segment have been reported in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB Opinion No. 30”). In 1999, the Company recorded a $30.5 million loss, net of taxes, on the disposal of this segment, consisting of after-tax losses from the run-off of the accident and health business of approximately $46.9 million, partially offset by net proceeds from the sale of the EBS business of approximately $16.4 million. Subsequent to the measurement date of June 30, 1999, approximately $23.2 million of the aforementioned $46.9 million loss has been generated from the operations of the discontinued business and net proceeds of $12.5 million were received from the sale of the EBS business.

At September 30, 2008 and December 31, 2007, the discontinued accident and health insurance business had assets of approximately $266.1 million and $311.1 million, respectively, consisting primarily of invested assets and reinsurance recoverables, and liabilities of approximately $341.5 million and $381.6 million, respectively, consisting primarily of policy liabilities.

Coincident with the sale of FAFLIC to Commonwealth Annuity, Hanover Insurance and FAFLIC will enter into a reinsurance agreement, whereby Hanover Insurance will assume FAFLIC’s discontinued accident and health insurance business.

11. Stock-based Compensation

Compensation cost recorded pursuant to Statement No. 123(R) and the related tax benefit was as follows:

(In millions)	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense	$2.8	$3.7	$8.9	$11.2
Tax benefit	(1.0)	(1.3)	(3.1)	(3.9)

Stock-based compensation expense, net of taxes	$1.8	$2.4	$5.8	$7.3

Stock Options

Information on the Company’s stock option plan activity is summarized below.

(In whole shares and dollars)	(Unaudited) Nine Months Ended September 30, 2008		(Unaudited) Nine Months Ended September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,268,912	$41.15	3,855,892	$40.14
Granted	126,159	44.81	419,426	47.91
Exercised	219,437	36.10	599,404	47.89
Forfeited, cancelled or expired	156,153	53.42	220,239	48.11

Outstanding, end of period	3,019,481	$41.04	3,455,675	$39.23

Restricted Stock and Restricted Stock Units

The following table summarizes activity information about unvested employee restricted stock, restricted stock units and performance-based restricted stock units:

(In whole shares and dollars)	(Unaudited) Nine Months Ended September 30, 2008		(Unaudited) Nine Months Ended September 30, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted stock and restricted stock units:
Outstanding, beginning of period	179,416	$46.79	53,835	$38.82
Granted	297,870	45.02	249,178	43.25
Vested and exercised	16,188	38.23	6,379	44.86
Forfeited	19,260	46.68	35,135	43.06

Outstanding, end of period	441,838	$45.91	261,499	$42.32

Performance-based restricted stock units:
Outstanding, beginning of period (1)	402,929	$44.16	515,710	$42.22
Granted (1) (2)	127,624	42.40	82,637	42.81
Vested and exercised	361,892	44.17	139,567	36.20
Forfeited	2,798	46.04	46,987	49.50

Outstanding, end of period (1)	165,863	$42.76	411,793	$43.55

(1)	Performance based restricted stock units are based upon the achievement of the performance metric at 100%. These units have the potential to range from 0% to 175% of the shares disclosed, which varies based on grant year and individual participation level.
(2)	In 2008, 69,644 performance based stock units were included as granted due to completion levels related to both the 2005 and 2006 grants, in excess of 100%. The weighted average grant date fair value for these awards was $40.06. Grants made in 2008 have a weighted average grant date fair value of $45.21. In 2007, 38,067 performance based stock units were included as granted due to completion levels in excess of 100% related to 2004 grants. The weighted average grant date fair value for these awards was $36.20.

12. Earnings Per Share

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share.

(In millions, except per share data)	(Unaudited) Quarter Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Basic shares used in the calculation of earnings per share	51.0	51.8	51.3	51.6
Dilutive effect of securities: (1)
Employee stock options	—	0.4	0.3	0.4
Non-vested stock grants	—	0.3	0.2	0.3

Diluted shares used in the calculation of earnings per share	51.0	52.5	51.8	52.3

Per share effect of dilutive securities on (loss) income from continuing operations	$—	$(0.01)	$(0.01)	$(0.05)

Per share effect of dilutive securities on net loss	$—	$(0.01)	$—	$(0.05)

(1)	Excludes 0.4 million shares due to antidilution for the quarter ended September 30, 2008.

Diluted earnings per share for the quarter ended September 30, 2008 and 2007 excludes 1.3 million and 1.5 million, respectively, of common shares issuable under the Company’s stock compensation plans, because their effect would be antidilutive. Diluted earnings per share for the nine months ended September 30, 2008 and 2007 excludes 1.7 million and 1.6 million, respectively, of common shares issuable under the stock compensation plans, because their effect would be antidilutive.

13. Other Significant Transactions

Sale of AMGRO, Inc.

On June 2, 2008, the Company completed the sale of its premium financing subsidiary, AMGRO Inc., to Premium Financing Specialists, Inc. In the second quarter, the Company recorded a gain of $11.1 million related to this sale, which is reflected in the Consolidated Statement of Income as part of Discontinued Operations.

Purchase of Verlan Holdings, Inc.

On March 14, 2008, the Company acquired all of the outstanding shares of Verlan Holdings, Inc. for $29.0 million. Verlan Holdings, Inc. is a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies, and which historically has generated annual written premium of approximately $18 million.

14. Commitments and Contingencies

LITIGATION

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from the Company’s Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the Company understated the accrued benefit in the calculation. The Company filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. On December 3, 2007, plaintiff filed a Notice of Appeal of this dismissal to the United States Court of Appeals for the Sixth Circuit. Oral arguments on the plaintiff’s appeal took place on October 28, 2008 and the Company is awaiting the court’s decision. In the Company’s judgment, the outcome is not expected to be material to its financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of September 30, 2008, there were approximately 175 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies. On April 8, 2008, the Louisiana Supreme Court issued a decision in the case of Sher v. Lafayette Insurance Company, et al, No. 2007-C-2441, holding that flood exclusions such as those used in the Company’s policies are unambiguous and enforceable. On July 7, 2008, the court denied plaintiff’s request for rehearing on this issue.

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

A final, non-appealable order that under the Louisiana Valued Policy Law our flood exclusion is inapplicable where any portion of a loss is attributable to a covered peril could have a material adverse effect on the Company’s financial position, and would likely have such effect on its results of operations. The Company has established its loss and LAE reserves on the assumption that the application of the Valued Policy Law will not result in the Company having to pay damages for perils not otherwise covered, that the Company will not have any liability under the “Road Home” or similar litigation, and that the Company will otherwise prevail in litigation as to the causes of certain large losses and not incur extra contractual or punitive damages .

Other Matters

The Company has been named a defendant in various other legal proceedings arising in the normal course of business, including two other suits which, like the Emerald case described above, challenge the Company’s imposition of certain restrictions on trading funds invested in separate accounts. In addition, the Company is involved, from time to time, in investigations and proceedings by governmental and self-regulatory agencies. The potential outcome of any such action, or regulatory proceedings or other legal proceedings in which the Company has been named a defendant, and our ultimate liability, if any, from such action or legal proceedings, is difficult to predict at this time. In the Company’s opinion, based on the advice of legal counsel, the ultimate resolutions of such proceedings will not have a material effect on its financial position, although they could have a material effect on the results of operations for a particular quarter or annual period.

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

Over the past year, other state-sponsored insurers, reinsurers or involuntary pools have increased significantly, particularly those states which have Atlantic or Gulf Coast exposures. As a result, the potential assessment exposure of insurers doing business in such states and the attendant collection risks have increased, particularly, in the Company’s case, in the states of Massachusetts, Louisiana and Florida. Such actions and related regulatory restrictions may limit our ability to reduce the Company’s potential exposure to hurricane related losses. It is possible that other states may take action similar to those taken in the state of Florida. At this time, the Company is unable to predict the likelihood or impact of any such potential assessments or other actions.

In March 2005, Michigan’s Commissioner of the Office of Financial and Insurance Services (“OFIS”) promulgated rules that would, among other things, prohibit property and casualty companies from using insurance scores (which are formulated on the basis of certain information from a person’s credit report) to rate personal lines insurance policies, and eliminate premium discounts for low-risk insureds with favorable insurance scores. The validity of these rules was challenged in a lawsuit by a number of insurer trade associations and insurers, including the Company’s subsidiary, Citizens Insurance Company of America. The trial court held the rules to be illegal, invalid and unenforceable, and permanently enjoined OFIS from enforcing them. The Commissioner appealed to the Michigan Court of Appeals, which on August 21, 2008, issued an opinion reversing the trial court’s opinion and injunction. The plaintiffs and OFIS have both filed Applications for Leave To Appeal the Court of Appeals decision to the Michigan Supreme Court, and these applications are currently pending. If the challenged rules are ultimately determined to be valid and are enforced, the Company would expect potentially significant disruption to occur in the Michigan personal automobile and homeowners insurance markets, and it is difficult to predict the resulting impact on the Company’s premium levels and underwriting profitability with respect to these lines of business. Other states, including Florida, are also advancing proposals to ban or limit the use of insurance scores in the rating and underwriting of insurance policies, and similar proposals have been made from time to time at the federal level.

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

PART I

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist readers in understanding the interim consolidated results of operations and financial condition of The Hanover Insurance Group, Inc. and its subsidiaries (“THG”) and should be read in conjunction with the interim Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our results of operations include the accounts of The Hanover Insurance Company (“Hanover Insurance”) and Citizens Insurance Company of America (“Citizens”), our principal property and casualty companies; and certain other insurance and non-insurance subsidiaries. As of September 30, 2008 and for all prior periods, operations from First Allmerica Financial Life Insurance Company (“FAFLIC”), our life insurance and annuity company, have been classified as discontinued operations and the related assets and liabilities as held-for-sale. Prior periods have been restated to conform to this presentation.

EXECUTIVE OVERVIEW

Our property and casualty business constitutes our primary ongoing operations and includes our Personal Lines segment, our Commercial Lines segment and our Other Property and Casualty segment. On July 30, 2008, we entered into a definitive agreement to sell our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity and Life Insurance Company (“Commonwealth Annuity”), a subsidiary of the Goldman Sachs Group, Inc. (“Goldman Sachs”). We are seeking approval from the Massachusetts Division of Insurance for a pre-close dividend from FAFLIC consisting of designated admitted and non-admitted assets with a statutory book value of approximately $140 million. Based on September 30, 2008 asset and liability values, and including the dividend, total net proceeds from the sale are expected to be valued at approximately $220 million, before certain transaction costs. The actual purchase price to be paid by Commonwealth Annuity, as well as the actual amount of approved dividend, will be determined at closing, and is subject to changes in the statutory surplus of FAFLIC, including realized losses and impairments, if any, that may result due to uncertainties in the financial markets, changes in the fair value of certain investments and various other items. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC will enter into a reinsurance contract whereby Hanover Insurance will assume FAFLIC’s discontinued accident and health insurance business. The closing of these transactions is anticipated to occur in the fourth quarter of 2008 or early in the first quarter of 2009.

During the quarter, unprecedented events, including the failure of several large financial institutions, caused credit markets to essentially freeze. Our investment holdings consist primarily of fixed maturities, cash and cash equivalents which, including those assets currently held-for-sale in connection with the expected FAFLIC transaction, totaled approximately $6 billion at September 30, 2008. Although approximately 95% of our fixed maturity holdings are investment grade securities, the effects of the credit markets have caused the market value of both investment and below investment grade securities to depreciate. In our investment grade bonds, credit spreads widened most notably in the financial sector as concerns about asset quality expanded well beyond exposure to the residential mortgage market, causing one of the sharpest declines in financial asset values in recent history. In our below investment grade portfolio, corporate bonds with lower ratings declined in value as investors evaluated the length and severity of an anticipated global economic slowdown within the context of this severely impaired credit market.

During 2008, we have recognized impairment charges of $85.5 million, including $18.8 million related to our discontinued FAFLIC business, primarily related to credit-related losses on fixed maturities in the financial sector, including our holdings in securities issued by Lehman Brothers and Washington Mutual, and to a lesser extent, the industrial sector. As of September 30, 2008, we held securities with unrealized loss positions in excess of $200 million and expect that the markets will continue to be volatile in the near-term. There is uncertainty regarding what effect government programs will have on the financial markets and the time that is required for companies to successfully execute meaningful actions that will provide relief to the markets. We believe that recent government actions, including The Emergency Economic Stabilization Act of 2008 and other U.S. and global government programs, and the quality of the assets we hold, will allow us to realize the anticipated long-term economic value related to securities we hold that are in an unrealized loss position. Additionally, we have the ability and intent to hold such securities for the period of time anticipated to allow for this expected recovery in fair value.

During the third quarter of 2008, we incurred $98.2 million of catastrophe losses on a pre-tax basis. This quarter was marked by several catastrophe events, with Hurricanes Ike and Gustav being the most significant. We believe that this catastrophe activity was also a major event for the industry and we estimate industry losses during the third quarter of 2008 to be over $20 billion. Hurricane Gustav’s damage was concentrated in Louisiana, where our overall losses were lower than our respective market share due in part to specific catastrophe management initiatives during the past three years. Hurricane Ike was an unusually far reaching and long-lasting storm, affecting our Central and Midwest regions, and even impacting Michigan. We expect that our losses associated with Ike and related storms are consistent with our market share in the affected states. We believe that we have made significant progress with respect to effectively managing our catastrophe exposure by strengthening our underwriting guidelines and pro-actively utilizing catastrophe modeled data where appropriate. We will continue to focus on exposure management actions in order to reduce earnings volatility and preserve capital.

Personal Lines

In our Personal Lines business, we are focused on making investments that are intended to help us maintain profitability, build a distinctive position in the market and provide us with profitable growth opportunities. Current market conditions, however, continue to be challenging as pricing pressures and economic conditions remain difficult, especially in Michigan, impacting our ability to grow and retain business in this, our largest state. We are working closely with our partner agents in Michigan to remain a significant writer with strong margins. We believe that market conditions will remain challenging and competitive in Personal Lines. As a result of the implementation of “managed competition” in Massachusetts, 2008 is a transition year for the industry and while we expect to grow in this state over the long-term, due to the current rate environment we do not expect Massachusetts to contribute significantly to premium growth during 2008. We have also initiated catastrophe management actions in coastal states, including Florida and Louisiana that, while reducing premium in our homeowners line, has improved our risk profile. Despite these challenges and transitions, we expect our growth levels to be relatively flat in Personal Lines.

Our Connections® Auto product is available in seventeen states, including Massachusetts. We believe that this product will help us to profitably grow our market share over time. Connections Auto is designed to be competitive for a wide spectrum of drivers through its multivariate rating application, which calculates rates based upon the magnitude and correlation of multiple risk factors. At the same time, a core strategy is to broaden our portfolio offerings and write “total accounts”, which are accounts that include multiple personal line coverages for the same customer. Our homeowners product, Connections® Home, is available in sixteen states. It is intended to improve our competitiveness for total account business by significantly improving ease of doing business for our agents and by providing better packaging of coverages for policyholders. In September 2008, we introduced a refinement to our Connections Home product in Michigan through the addition of a multivariate rating application that is intended to provide enhanced risk segmentation capabilities. Having implemented a broader portfolio of products, we continue to refine these products and to work closely with high potential agents to increase the percentage of business they place with us and to ensure that it is consistent with our preferred mix of business. Additionally, we remain focused on diversifying our state mix beyond our four core states of Michigan, Massachusetts, New York and New Jersey. We expect these efforts to contribute to profitable growth and improved retention in our Personal Lines segment over time.

Commercial Lines

In the Commercial Lines business, the market continues to be competitive. Price competition requires us to continue to be highly disciplined in our underwriting process to ensure that we grow the business only at acceptable margins. We continue to target, through mid-sized agents, small and first-tier middle markets, which encompass clients whose premiums are generally below $200,000. We also continue to develop our specialty businesses, particularly bond and inland marine, which on average are expected to offer higher margins over time and enable us to deliver a more complete product portfolio to our agents and policyholders. Our specialty lines now account for approximately one third of our Commercial Lines business. Additional growth in our specialty lines continues to be a significant part of our strategy in the future. We continue to focus on expanding our product offerings in specialty businesses as evidenced by our acquisition of Verlan Holdings, Inc. (“Verlan”), now referred to as Hanover Property Specialists, a specialty company providing property insurance to small and medium-sized manufacturing and distribution companies, and our intention to acquire AIX Holdings, Inc. (“AIX”), a specialty property and casualty insurance carrier that focuses on underwriting and managing program business that utilizes alternative risk transfer techniques, in the fourth quarter of 2008. Last year we acquired Professionals Direct, Inc. (“PDI”), now referred to as Hanover Professional, which provides professional liability coverage for small legal practices. We believe these acquisitions provide us with better breadth and diversification of products and improve our competitive position with our agents.

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

Description of Operating Segments

Our primary business operations include insurance products and services in three property and casualty operating segments. These segments are Personal Lines, Commercial Lines and Other Property and Casualty. As of September 30, 2008, due to the expected sale of FAFLIC, the operations of our Life Companies segment have been classified as discontinued operations. Certain ongoing expenses have been reclassified from our Life Companies segment to our Property and Casualty business. We present the separate financial information of each segment consistent with the manner in which our chief operating decision maker evaluates results in deciding how to allocate resources and in assessing performance.

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

Catastrophe losses are a significant component in understanding and assessing the financial performance of our property and casualty insurance business. However, catastrophic events, such as Hurricanes Ike and Gustav, as well as Hurricane Katrina in 2005, make it difficult to assess the underlying trends in this business. Management believes that providing certain financial metrics and trends excluding the effects of catastrophes, helps investors to understand the variability in periodic earnings and to evaluate the underlying performance of our operations.

Our consolidated net loss for the third quarter of 2008 was $61.8 million compared to net income of $53.9 million for the same period in 2007. The $115.7 million decrease in earnings is primarily due to increased after-tax catastrophe related losses of $47.5 million related to Hurricanes Ike and Gustav and to $52.8 million of realized investment losses primarily attributable to other-than temporary impairments. Additionally, the loss in the third quarter includes $21.7 million of additional losses from the operation of our discontinued FAFLIC business, also primarily attributable to investment impairment charges.

Consolidated net loss for the first nine months of 2008 was $13.5 million, compared to net income of $177.3 million for the same period in 2007. The $190.8 million decrease in earnings is primarily due to losses of $92.9 million associated with our discontinued FAFLIC business, including the $72.2 million estimated loss on the expected sale of FAFLIC, as well as to increased after-tax catastrophe losses of $66.1 million. Additionally, net income decreased in the first nine months of 2008 due to higher net realized investment losses of $60.4 million. Partially offsetting these decreases was a $22.1 million increase in non-catastrophe related segment income and a $10.1 million net gain on the sale of AMGRO.

The following table reflects segment income as determined in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and a reconciliation of total segment income to consolidated net income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Segment income before federal income taxes:
Property and Casualty
Personal Lines	$18.1	$48.8	$83.8	$150.4
Commercial Lines	(6.6)	39.2	114.1	126.7
Other Property and Casualty	2.3	0.3	6.8	7.2

Total Property and Casualty	13.8	88.3	204.7	284.3
Interest expense on corporate debt	(10.0)	(10.0)	(29.9)	(29.9)

Total segment income before federal income taxes	3.8	78.3	174.8	254.4

Federal income tax expense on segment income	(0.5)	(26.6)	(58.4)	(86.5)

Total segment income after federal income taxes	3.3	51.7	116.4	167.9

Federal income tax settlement	6.4	—	6.4	—
Net realized investment losses	(52.8)	(0.8)	(60.7)	(0.3)
Federal income tax (expense) benefit on non-segment items	(0.4)	0.6	(0.4)	0.4

(Loss) income from continuing operations	(43.5)	51.5	61.7	168.0

Discontinued operations (net of taxes):
(Loss) income from operations of discontinued FAFLIC business (including loss on assets held-for-sale of $6.1 and $72.2 in the quarter and nine months ended September 30, 2008)	(21.7)	1.5	(92.9)	8.3
Income from operations of AMGRO (including gain on disposal of $11.1 in 2008)	—	—	10.1	—
Gain on disposal of variable life insurance and annuity business	2.7	0.1	8.1	0.2
Other	0.7	0.8	(0.5)	0.8

Net (loss) income	$(61.8)	$53.9	$(13.5)	$177.3

Segment Income

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

The Property and Casualty group’s segment income decreased $74.5 million, or 84.4%, to $13.8 million, in the third quarter of 2008, compared to $88.3 million in the third quarter of 2007 primarily due to increased catastrophe related activity of $73.1 million. Excluding the impact of catastrophe related activity, segment income would have decreased by $1.4 million. This decrease is primarily due to less favorable current accident year results, partially offset by $6.0 million of lower underwriting and loss adjustment expenses (“LAE”), $4.1 million of increased favorable development on prior years’ reserves and $2.7 million of higher net investment income. Current accident year results were less favorable by approximately $14 million, primarily in Commercial Lines. The decrease in underwriting and loss adjustment expenses was primarily due to lower variable compensation, lower salary and employee benefit costs, partially offset by increased technology costs. The increase in net investment income resulted primarily from earnings on invested assets transferred from our Life Companies, effective January 1, 2008.

Reduced segment income resulted in a reduction in our federal income tax expense on segment income to $0.5 million for the third quarter of 2008 compared to $26.6 million for the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Property and Casualty segment income decreased $79.6 million, or 28.0%, to $204.7 million, for the nine months ended September 30, 2008, compared to $284.3 million in the same period of 2007. Excluding the impact of $101.7 million of catastrophe related activity, segment income would have increased $22.1 million as compared to 2007. This increase is primarily due to increased favorable development on prior year reserves and higher net investment income. There was $11.2 million of increased favorable development on prior years’ loss and LAE reserves, primarily in Commercial Lines. Net investment income increased $10.2 million, primarily due to earnings on invested assets transferred from our Life Companies, higher partnership income and higher average invested assets in 2008 resulting from increased operational cash flows in the latter half of 2007. These increases were partially offset by a decrease from call premium and prepayment fees received in 2007.

Reduced segment income resulted in a reduction in our federal income tax expense on segment income to $58.4 million for the first nine months of 2008 compared to $86.5 million for the same period in 2007.

Other Items

In the third quarter of 2008, we recognized a $6.4 million tax benefit resulting from a settlement with the Internal Revenue Service (“IRS”) for tax years 1995 through 2001.

Net realized losses on investments were $52.8 million in the third quarter of 2008 compared to $0.8 million in the same period of 2007. The losses in the third quarter of 2008 were primarily due to other-than temporary impairments of fixed maturities. Net realized losses on investments were $60.7 million for the first nine months of 2008 compared to $0.3 million in the same period of 2007. In 2008, losses resulted primarily from $66.7 million of impairments, primarily from fixed maturities, partially offset by $6.0 million of net gains recognized principally from the sale of approximately $395 million of fixed maturities.

On July 30, 2008, we entered into a definitive agreement to sell our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity. As a result, we are reflecting FAFLIC at its fair value less cost to sell in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“Statement No. 144”). Therefore, we recorded an estimated loss of $66.1 million related to the disposal of FAFLIC. In the third quarter of 2008, we increased our estimate of this loss by $6.1 million, primarily due to changes in the tax-related estimates and the realization of investment-related losses. Additionally, results from operations have been reclassified as discontinued operations and resulted in a loss of $15.6 million for the third quarter of 2008, compared to a gain of $1.5 million for the third quarter of 2007. We recognized a loss of $20.7 million for the first nine months of 2008 resulting from operations of our discontinued FAFLIC business compared to a gain of $8.3 million for the same period of 2007. The loss from the operation of FAFLIC increased in the third quarter and first nine months of 2008 primarily due to other-than-temporary impairments. Additionally, earnings in the quarter and first nine months of 2008 were lower due to decreased net investment income resulting from the transfer of assets to the Property and Casualty group effective January 1, 2008.

Prior to AMGRO’s sale on June 2, 2008, we recognized income of $10.1 million, which reflects an $11.1 million gain on the sale of AMGRO, partially offset by losses from the operations of AMGRO during that period.

In 2005, we sold our variable life insurance and annuity business to Goldman Sachs. We recorded gains of $2.7 million and $8.1 million in the third quarter and first nine months of 2008. The $2.7 million gain primarily results from the settlement with the IRS for tax years 1995 through 2001. Additionally, the $8.1 million gain includes a first quarter release of liabilities related to certain contractual indemnities to Goldman Sachs relating to the pre-sale activities of the business sold, which were recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (“FIN 45”). Additionally, in 2008, we recognized a $0.5 million loss associated with the sale of a subsidiary, related to pre-sale activities, compared to a $0.8 million gain in 2007.

Net income includes the following items by segment:

	Quarter Ended September 30, 2008
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment losses (1)	$(25.2)	$(25.6)	$(2.0)	$—	$(52.8)
Federal income tax settlement	5.5	2.1	(1.2)	—	6.4
Loss from operations of discontinued FAFLIC business	—	—	—	(21.7)	(21.7)
Gain on disposal of variable life insurance and annuity business	—	—	—	2.7	2.7
Other	—	—	—	0.7	0.7

	Quarter Ended September 30, 2007
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment losses (1)	$(0.4)	$(0.4)	$—	$—	$(0.8)
Income from operations of discontinued FAFLIC business	—	—	—	1.5	1.5
Gain on disposal of variable life insurance and annuity business	—	—	—	0.1	0.1
Other	—	—	—	0.8	0.8

	Nine Months Ended September 30, 2008
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(31.0)	$(31.2)	$1.5	$—	$(60.7)
Federal income tax settlement	5.5	2.1	(1.2)	—	6.4
Loss from operations of discontinued FAFLIC business	—	—	—	(92.9)	(92.9)
Income from operations of AMGRO	—	—	10.1	—	10.1
Gain on disposal of variable life insurance and annuity business	—	—	—	8.1	8.1
Other	—	—	—	(0.5)	(0.5)

	Nine Months Ended September 30, 2007
	Property and Casualty
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty (2)	Life Companies	Total
Net realized investment (losses) gains (1)	$(0.4)	$(0.4)	$0.5	$—	$(0.3)
Income from operations of discontinued FAFLIC business	—	—	—	8.3	8.3
Gain on disposal of variable life insurance and annuity business	—	—	—	0.2	0.2
Other	—	—	—	0.8	0.8

(1)	We manage investment assets for our property and casualty business based on the requirements of the entire property and casualty group. We allocate the investment income, expenses and realized gains (losses) to our Personal Lines, Commercial Lines and Other Property and Casualty segments based on actuarial information related to the underlying business.
(2)	Includes corporate eliminations.

Segment Results

The following is our discussion and analysis of the results of operations by business segment. The segment results are presented before taxes and other items, such as realized gains and losses, which we believe are not indicative of core operations.

Property and Casualty

The following table summarizes the results of operations for the Property and Casualty group:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Segment revenues
Net premiums written	$651.6	$621.8	$1,920.7	$1,853.7

Net premiums earned	$621.1	$595.2	$1,858.1	$1,770.3
Net investment income	65.3	62.6	193.3	183.1
Other income	9.4	16.8	31.0	48.3

Total segment revenues	695.8	674.6	2,082.4	2,001.7

Losses and operating expenses
Losses and loss adjustment expenses	474.2	373.8	1,239.7	1,091.3
Policy acquisition expenses	139.7	132.5	416.1	389.5
Other operating expenses	68.1	80.0	221.9	236.6

Total losses and operating expenses	682.0	586.3	1,877.7	1,717.4

Segment income	$13.8	$88.3	$204.7	$284.3

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

The Property and Casualty group’s segment income decreased $74.5 million, or 84.4%, to $13.8 million, in the third quarter of 2008, compared to $88.3 million in the third quarter of 2007. Catastrophe related activity increased by $73.1 million in the quarter, to $98.2 million, from $25.1 million in the same period of 2007. Excluding the impact of catastrophe related activity, segment income would have decreased by $1.4 million. This decrease is primarily due to less favorable current accident year results, partially offset by lower underwriting expenses, increased favorable development on prior years’ reserves and higher net investment income. Current accident year results were less favorable by approximately $14 million, primarily in Commercial Lines. Underwriting expenses decreased approximately $6 million primarily due to lower variable compensation, lower salary and employee benefit costs, partially offset by increased technology costs. Additionally, there was $4.1 million of increased favorable development on prior years’ loss and LAE reserves. Net investment income increased $2.7 million, primarily attributable to earnings on invested assets transferred from our Life Companies segment to the Property and Casualty group related to a change in common employer from FAFLIC to Hanover Insurance and to investment income from our recently acquired subsidiaries. These increases in net investment income were partially offset by lower income resulting from the sale of securities in prior periods to fund our stock repurchase program.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Quarter Ended September 30,
	2008			2007
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)
Personal Lines:
Personal automobile	$260.8	58.9	0.5	$260.3	56.0	N/M
Homeowners	125.8	81.0	34.8	122.0	54.6	4.5
Other personal	10.9	41.2	13.4	10.6	47.4	4.1

Total Personal Lines	397.5	64.9	10.8	392.9	55.3	1.3

Commercial Lines:
Workers’ compensation	30.8	43.9	N/M	28.1	38.3	N/M
Commercial automobile	46.3	42.0	0.2	48.7	49.4	(0.6)
Commercial multiple peril	89.8	106.3	52.7	85.9	56.1	14.7
Other commercial	87.2	47.4	12.3	66.2	30.4	4.0

Total Commercial Lines	254.1	67.3	23.2	228.9	45.4	6.7

Total	$651.6	65.9	15.8	$621.8	51.6	3.4

	2008			2007
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	10.9	27.9	103.7	10.7	29.7	95.7
Commercial Lines	9.7	38.3	115.3	12.0	38.6	96.0
Total	10.5	32.1	108.4	11.2	33.1	95.9

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Quarter Ended September 30,
	2008				2007
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$10.3	$(2.6)	$(0.2)	$7.5	$11.4	$4.2	$(0.2)	$15.4
Prior year loss and LAE reserve development favorable (unfavorable)	15.7	22.4	0.2	38.3	9.6	24.8	(0.2)	34.2
Pre-tax catastrophe effect	(39.7)	(58.5)	—	(98.2)	(5.2)	(19.9)	—	(25.1)

GAAP underwriting (loss) profit	(13.7)	(38.7)	—	(52.4)	15.8	9.1	(0.4)	24.5
Net investment income	30.1	31.5	3.7	65.3	30.2	27.9	4.5	62.6
Fees and other income	3.4	4.3	1.7	9.4	4.9	4.2	7.7	16.8
Other operating expenses	(1.7)	(3.7)	(3.1)	(8.5)	(2.1)	(2.0)	(11.5)	(15.6)

Segment income (loss)	$18.1	$(6.6)	$2.3	$13.8	$48.8	$39.2	$0.3	$88.3

Personal Lines

Personal Lines’ net premiums written increased $4.6 million, or 1.2%, to $397.5 million for the third quarter of 2008. The most significant factor contributing to this increase was a favorable impact from changes in our reinsurance structure as discussed on page 14 of our 2007 Annual Report on Form 10-K, which increased net written premium by $4.2 million in the third quarter of 2008. In the personal automobile and homeowners lines of business, rate increases in all states except for Massachusetts also contributed to the increase. These increases were partially offset by decreases in written premium related to our Connections Auto profitability management actions, including price changes, enhanced risk segmentation and agency management actions, implemented over the past several quarters, and our exposure management actions in Florida and Louisiana.

Policies in force in the personal automobile line of business decreased 2.0% at the end of the third quarter of 2008 compared to the third quarter of 2007. The decline was primarily the result of a decrease in Michigan, partially offset by net growth in policies in force outside of Michigan.

Policies in force in the homeowners line of business decreased 1.2% at the end of the third quarter of 2008, compared to the third quarter of 2007, primarily as a result of declines in Michigan. Policies in force also decreased due to exposure management actions taken in coastal states, particularly in Florida, where we are in the process of non-renewing all homeowners policies, and in Louisiana, where policies in force declined compared to the third quarter of 2007. Partially offsetting these reductions is an increase in policies in force, primarily in our targeted growth states.

Our underwriting profit, excluding prior year reserve development and catastrophes, decreased $1.1 million, to $10.3 million in 2008, from $11.4 million for the third quarter of 2007. This decrease was primarily due to less favorable current accident year results of approximately $4 million, attributable to large loss activity in the personal automobile line of business, partially offset by the benefit of changes in our 2008 reinsurance programs. Partially offsetting this decrease was lower underwriting and loss adjustment expenses of approximately $3 million, primarily due to lower variable compensation and lower employee benefit costs, partially offset by higher technology costs related to a new claims system.

Favorable development on prior years’ loss and LAE reserves (excluding a $0.2 million reduction in Hurricane Katrina reserves in 2007) increased $6.1 million, to $15.7 million in 2008, from $9.6 million for the third quarter of 2007. This increase was driven primarily by personal automobile bodily injury.

The pre-tax effect of catastrophes increased $34.5 million, to $39.7 million in 2008 from $5.2 million for the third quarter of 2007. This increase was driven primarily by Hurricane Gustav and to a lesser extent, Hurricane Ike.

Our ability to maintain and increase Personal Lines net written premium and to maintain and improve underwriting results is expected to be affected by increasing price competition, our ability to achieve acceptable margins, our ability to generate new business and to retain our existing business, regulatory actions, the difficult economic conditions, particularly in Michigan, which is our largest state, our plans to continue to reduce coastal exposures, and a decrease in overall personal automobile rates in Massachusetts in conjunction with the introduction of “managed competition” effective April 1, 2008.

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

Commercial Lines

Commercial Lines’ net premiums written increased $25.2 million, or 11.0%, to $254.1 million for the third quarter of 2008. This increase primarily included the benefit of changes in our 2008 reinsurance programs and the effect of premiums written related to recently acquired subsidiaries. During 2008, we renewed our property and casualty reinsurance program with changes to the reinsurance structure as discussed on page 14 of our 2007 Annual Report on Form 10-K. These changes resulted in an increase in net written premium of $10.6 million in the third quarter of 2008 compared to the third quarter of 2007. Net written premium, particularly related to our recent acquisitions, Verlan and PDI, was $9.7 million. The remaining premium increase was due to growth in our underlying Commercial Lines business, most notably in our bond business.

Our underwriting profit, excluding prior year reserve development and catastrophes, decreased $6.8 million, to a loss of $2.6 million in the third quarter of 2008, from a profit of $4.2 million for the same period in 2007. Current accident year results declined by approximately $10 million, attributable to large property losses in the commercial multiple peril lines of business. Large losses were not evident in the prior two quarters. Partially offsetting this decline was lower underwriting expenses of approximately $3 million, primarily attributable to lower variable compensation and lower salary and employee benefit costs, partially offset by higher technology costs.

Favorable development on prior years’ loss and LAE reserves (excluding Hurricane Katrina) decreased $2.4 million, to $22.4 million in 2008, from $24.8 million for the third quarter of 2007. This decrease primarily relates to the commercial multiple peril and other commercial lines of business, and partially offset by an increase in the commercial automobile line of business.

The pre-tax effect of catastrophes increased $38.6 million, to $58.5 million in 2008, from $19.9 million in the third quarter of 2007. This increase was driven primarily by Hurricane Ike and to a lesser extent, Hurricane Gustav. In the third quarter of 2007, we increased our catastrophe reserves, net of reinsurance, for Hurricane Katrina by $17.2 million.

We are experiencing competition in all lines of business in our Commercial Lines segment. Premium has decreased modestly on renewal policies, most notably in our middle market and commercial automobile business. We have also experienced relatively flat pricing in our small commercial business. The industry is also generally experiencing overall rate decreases. Our ability to increase Commercial Lines’ net premiums written while maintaining or improving underwriting results is expected to be affected by price competition and the difficult economic conditions, particularly in Michigan.

Other Property and Casualty

Segment income of the Other Property and Casualty segment increased $2.0 million, to $2.3 million for the quarter ended September 30, 2008, from $0.3 million in the same period of 2007. The increase is primarily due to lower pension related costs.

Investment Results

Net investment income increased $2.7 million, or 4.3%, to $65.3 million for the quarter ended September 30, 2008, primarily due to earnings on invested assets transferred from our Life Companies segment to the Property and Casualty group. Effective January 1, 2008, Hanover Insurance became the common employer of all employees of THG and its subsidiaries and sponsorship of all employee benefit plans was transferred from FAFLIC to Hanover Insurance. Accordingly, we transferred assets to Hanover Insurance with corresponding liabilities associated with these benefit plans. Additionally, investment income increased due to earnings on invested assets from our recently acquired subsidiaries. These increases were partially offset by lower income resulting from the sale of securities in prior periods to fund our stock repurchase program. The average pre-tax yield on fixed maturities was 5.6% for the third quarters of 2008 and 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Property and Casualty segment income decreased $79.6 million, or 28.0%, to $204.7 million, for the nine months ended September 30, 2008, compared to $284.3 million in the same period of 2007. Catastrophe related activity increased $101.7 million, from $53.9 million in the first nine months of 2007 to $155.6 million in the same period of 2008. Excluding the impact of catastrophe related activity, segment income would have increased $22.1 million as compared to 2007. This increase is primarily due to increased favorable development on prior year reserves and higher net investment income. There was $11.2 million of increased favorable development on prior years’ loss and LAE reserves. Net investment income increased $10.2 million, primarily due to earnings on invested assets transferred from our Life Companies segment to the Property and Casualty group related to a change in common employer from FAFLIC to Hanover Insurance, higher partnership income, higher average invested assets in 2008 resulting from increased operational cash flows in the latter half of 2007, and from investment income from our recently acquired subsidiaries. These increases in investment income are partially offset by a decrease from call premium and prepayment fees received in 2007 and lower income associated with the decrease in assets resulting from the sale of securities to fund our stock repurchase program.

Production and Underwriting Results

The following table summarizes GAAP net premiums written and GAAP loss, LAE, expense and combined ratios for the Personal Lines and Commercial Lines segments. These items are not meaningful for our Other Property and Casualty segment.

	Nine Months Ended September 30,
	2008			2007
(In millions, except ratios)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)	GAAP Net Premiums Written	GAAP Loss Ratios (1)(2)	Catastrophe loss ratios (3)
Personal Lines:
Personal automobile	$772.4	58.7	0.5	$783.4	56.1	0.3
Homeowners	319.5	69.7	21.5	316.9	53.1	5.4
Other personal	30.8	35.9	8.1	29.7	35.5	3.8

Total Personal Lines	1,122.7	61.3	6.8	1,130.0	54.7	1.8

Commercial Lines:
Workers’ compensation	98.4	41.7	N/M	88.7	43.1	N/M
Commercial automobile	152.6	45.8	0.4	155.1	46.9	(0.1)
Commercial multiple peril	279.3	62.5	24.0	273.2	51.2	8.2
Other commercial	267.5	37.9	6.2	206.4	32.3	2.4

Total Commercial Lines	797.8	48.8	10.7	723.4	44.1	3.8

Total	$1,920.5	56.2	8.4	$1,853.4	50.7	2.6

	2008			2007
	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)	GAAP LAE Ratio	GAAP Expense Ratio	GAAP Combined Ratio (4)
Personal Lines	11.1	28.8	101.2	11.0	29.5	95.2
Commercial Lines	9.6	39.2	97.6	10.7	39.1	93.9
Total	10.5	33.0	99.7	10.9	33.2	94.8

(1)	GAAP loss ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio reflects incurred claims compared to premiums earned. Our GAAP loss ratios include catastrophe losses.
(2)	Includes policyholders’ dividends.
(3)	Catastrophe loss ratio reflects incurred catastrophe claims compared to premiums earned.
(4)	GAAP combined ratio is a common industry measurement of the results of property and casualty insurance underwriting. This ratio is the sum of incurred claims, claim expenses and underwriting expenses incurred to premiums earned. Our GAAP combined ratios also include the impact of catastrophes. Federal income taxes, net investment income and other non-underwriting expenses are not reflected in the GAAP combined ratio.

The following table summarizes GAAP underwriting results for the Personal Lines, Commercial Lines and Other Property and Casualty segments and reconciles it to GAAP segment income.

	Nine Months Ended September 30,
	2008				2007
(In millions)	Personal Lines	Commercial Lines	Other Property and Casualty	Total	Personal Lines	Commercial Lines	Other Property and Casualty	Total
GAAP underwriting profit (loss), excluding prior year reserve development and catastrophes	$14.1	15.1	(0.4)	28.8	$20.1	$5.0	$0.2	$25.3
Prior year loss and LAE reserve development favorable (unfavorable)	48.2	83.3	0.7	132.2	53.6	68.6	(1.2)	121.0
Pre-tax catastrophe effect	(75.3)	(80.3)	—	(155.6)	(21.6)	(32.3)	—	(53.9)

GAAP underwriting (loss) profit	(13.0)	18.1	0.3	5.4	52.1	41.3	(1.0)	92.4
Net investment income	89.1	92.9	11.3	193.3	88.5	81.8	12.8	183.1
Fees and other income	12.2	13.8	5.0	31.0	13.9	11.8	22.6	48.3
Other operating expenses	(4.5)	(10.7)	(9.8)	(25.0)	(4.1)	(8.2)	(27.2)	(39.5)

Segment income	$83.8	114.1	6.8	204.7	$150.4	$126.7	$7.2	$284.3

Personal Lines

Personal Lines’ net premiums written decreased $7.3 million, or 0.6%, to $1,122.7 million for the first nine months of 2008. The most significant contributing factor was premium decreases in our automobile premium resulting from our Connections Auto profitability management actions, including price changes, enhanced risk segmentation and agency management actions, implemented over the past several quarters. Additionally, we experienced a decline in net premiums written in Florida, related to our exposure management actions in that state. These decreases in net written premium were partially offset by a favorable impact from changes in our reinsurance structure as discussed on page 14 of our 2007 Annual Report on Form 10-K, which increased net written premium by $15.1 million in the first nine months of 2008.

Our underwriting profit, excluding prior year reserve development and catastrophes, declined $6.0 million, to $14.1 million in 2008, from $20.1 million in the first nine months of 2007. This decline was due to less favorable current accident year results of approximately $6 million, primarily due to higher frequency of non-catastrophe weather related claims, partially offset by the benefit of changes in our 2008 reinsurance programs.

Favorable development on prior years’ loss and LAE reserves (excluding a modest decrease in Hurricane Katrina reserves in 2007) decreased $5.4 million, to $48.2 million in 2008, from $53.6 million in the first nine months of 2007. This decrease was driven by lower favorable development in the personal automobile line of business.

The pre-tax effect of catastrophes increased $53.7 million, to $75.3 million in 2008, from $21.6 million in the first nine months of 2007. This increase was driven primarily by Hurricane Gustav and to a lesser extent, Hurricane Ike.

Commercial Lines

Commercial Lines’ net premiums written increased $74.4 million, or 10.3%, to $797.8 million for the first nine months of 2008. This increase included the benefit of changes in our 2008 reinsurance programs, premiums written related to recently acquired subsidiaries, and modest growth in our Commercial Lines of business. During 2008, we renewed our property and casualty reinsurance program with changes to the reinsurance structure as discussed on page 14 of our 2007 Annual Report on Form 10-K. These changes resulted in an increase in net written premium of $40.0 million in the first nine months of 2008, of which $9.4 million is a non-recurring amount related to the termination of our 2007 umbrella excess of loss reinsurance treaty. Net written premium from our recent acquisitions, Verlan and PDI, was $27.1 million, of which $1.8 million was non-recurring due to the termination of existing reinsurance coverage. The remaining premium increase was due to growth in our underlying Commercial Lines business, most notably in our bond business.

Our underwriting profit, excluding prior year reserve development and catastrophes, increased $10.1 million, to $15.1 million in 2008, from $5.0 million in 2007. This increase was primarily due to more favorable current accident year results of approximately $14 million, primarily attributable to lower severity, growth in specialty lines and the benefit of changes in our reinsurance programs. These increases were partially offset by higher underwriting expenses of approximately $4 million, primarily attributable to increased expenses associated with our specialty lines of business, including our recently acquired subsidiaries, higher technology costs, partially offset by lower variable compensation.

Favorable development on prior years’ loss and LAE reserves (excluding an increase in 2007 of Hurricane Katrina reserves) increased $14.7 million, to $83.3 million for the first nine months of 2008, from $68.6 million in 2007. This increase primarily relates to the commercial multiple peril and worker’s compensation lines of business.

The pre-tax effect of catastrophes increased $48.0 million, to $80.3 million in the first nine months of 2008, from $32.3 million in the first nine months of 2007. This increase was driven primarily by Hurricane Ike and to a lesser extent, Hurricane Gustav. In the first nine months of 2007, we increased our catastrophe reserves, net of reinsurance, for Hurricane Katrina by $17.0 million.

Other Property and Casualty

Segment income of the Other Property and Casualty segment decreased $0.4 million, to $6.8 million for the nine months ended September 30, 2008, from $7.2 million in the same period of 2007.

Investment Results

Net investment income increased $10.2 million, or 5.6%, to $193.3 million for the nine months ended September 30, 2008, primarily due to the previously discussed asset transfer from our Life Companies segment to the Property and Casualty group. Excluding earnings on these intersegment transfers, net investment income would have increased $2.6 million, or 1.4%, in 2008, which is primarily due to higher partnership income and higher average invested assets in 2008 resulting from increased operational cash flows in the latter half of 2007. Net investment income also includes $1.8 million related to our recently acquired subsidiaries. These increases are partially offset by non-recurring call premiums and prepayment fees received in 2007 and lower income from the sale of securities to fund our stock repurchase program. The average pre-tax yield on fixed maturities was 5.6% for the first nine months of 2008 and 2007.

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

Management’s Review of Judgments and Key Assumptions

There is greater inherent uncertainty in estimating insurance reserves for certain types of property and casualty insurance lines, particularly workers’ compensation and other liability lines, where a longer period of time may elapse before a definitive determination of ultimate liability and losses may be made. In addition, the technological, judicial, regulatory and political climates involving these types of claims change regularly. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business which is generated with respect to newly introduced product lines, by newly appointed agents or in geographies in which we have less experience in conducting business. In such cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Historically, we have limited the issuance of long-tailed other liability policies, including directors and officers (“D&O”) liability, errors and omissions (“E&O”) liability and medical malpractice liability. With the acquisition of PDI, which writes lawyers professional errors and omissions coverage, we have begun to modestly increase our exposure to liability lines.

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

As discussed below, estimated loss and LAE reserves for claims occurring in prior years, excluding development related to Hurricane Katrina, developed favorably by $132.2 million and $121.0 million for the nine months ended September 30, 2008 and 2007, respectively, which represents 6.0% and 5.4% of net loss reserves held, respectively.

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

Some risk factors will affect more than one line of business. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting and ultimate settlement, state mix of claimants, and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a line of business. Individual risk factors are also subject to interactions with other risk factors within line of business components. Thus, risk factors can have offsetting or compounding effects on required reserves.

In 2007, trends in claims activity caused us to re-evaluate and increase our estimate of Hurricane Katrina net loss and loss adjustment reserves by $17.0 million. We increased our estimate of Commercial Lines net losses primarily due to an increase in litigation activity. The increase in litigation activity was due to the expiration, on August 30, 2007, of the two year limit for a policyholder to challenge Hurricane Katrina claims. We also increased our Hurricane Katrina estimate in Commercial Lines in 2007 for supplemental payments on previously closed claims, similar to those experienced in 2006.

The estimate of loss adjustment expenses related to Hurricane Katrina increased $7.7 million in 2007. The increase in litigation activity in 2007 resulted from the two year limit on a policyholders’ ability to challenge claims, which was extended to August 2007 by legislative action, which we believe resulted in increased litigation activity.

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

The table below shows our recorded loss reserves, net of reinsurance, and the related actuarial reserve point estimates by line of business at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
(In millions)	Recorded Net Reserves	Actuarial Point Estimate	Recorded Net Reserves	Actuarial Point Estimate
Personal Automobile	$667.3	$637.1	$696.7	$672.8
Homeowners	119.5	116.8	99.4	97.4
Other Personal lines	20.2	16.3	24.9	22.1
Workers’ Compensation	361.4	347.4	371.1	353.9
Commercial Automobile	158.0	151.2	169.9	159.8
Commercial Multiple Peril	481.0	441.4	463.3	424.2
Other Commercial lines	195.9	184.8	179.9	165.4
Asbestos and Environmental	20.0	18.7	19.4	20.0
Pools and other	180.1	180.1	200.7	200.7

Total	$2,203.4	$2,093.8	$2,225.3	$2,116.3

The principal factors considered by management in addition to the actuarial point estimates in determining the reserves at September 30, 2008 and December 31, 2007 vary by line of business. In our Commercial Lines segment, management considered the growth and product mix changes and recent adverse property related frequency trends in certain coverages. In addition, management also considered the significant growth in our inland marine and bond businesses for which we have limited actuarial data to estimate losses and the product mix change in our bond business towards a greater proportion of contract surety bonds where losses tend to emerge over a longer period of time and are cyclical related to general economic conditions. Moreover, in our Commercial Lines segment, management considered the potential for adverse development in the workers’ compensation line where losses tend to emerge over long periods of time and rising medical costs, while moderating, have continued to be a concern. Also, higher retentions on our 2008 reinsurance program compared to prior years may also impact the emergence of trends in underlying data that could add to the uncertainty and variability of our actuarial estimates going forward. In our Personal Lines segment, management considered the adverse personal automobile personal injury development and related potential for adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from economic concerns and health insurance coverage trends, developments in personal automobile property costs in the 2007 accident year and an increase in physical damage frequency, all of which have added additional uncertainty to future development in our personal automobile line. Additionally, management considered the significant growth in our new business with our Connections Auto product and related growth in a number of states where there is additional uncertainty in the ultimate profitability and development of reserves due to the unseasoned nature of our new business and new agency relationships in these markets, as well as emerging loss trends which are higher than expected. Our lack of credible actuarial data to estimate losses in these new geographical areas and agency relationships and with this new product causes uncertainty in estimating ultimate reserves and requires considerable judgment by management. Also in Personal Lines, management considered the significant improvement in frequency trends the industry experienced during 2001 through 2006 in these lines of business which were unanticipated and remain to some extent unexplained. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other factors. At both September 30, 2008 and December 31, 2007, total recorded net reserves were 5.2% greater than actuarially indicated reserves.

The table below provides a reconciliation of the gross beginning and ending reserve for unpaid losses and LAE as follows:

	Nine Months Ended September 30,
(In millions)	2008	2007
Reserve for losses and LAE, beginning of period	$3,165.8	$3,163.9
Incurred losses and LAE, net of reinsurance recoverable:
Provision for insured events of current year	1,372.3	1,193.5
Decrease in provision for insured events of prior years, favorable development	(132.2)	(121.0)
Hurricane Katrina	—	17.0

Total incurred losses and LAE	1,240.1	1,089.5

Payments, net of reinsurance recoverable:
Losses and LAE attributable to insured events of current year	667.9	568.2
Losses and LAE attributable to insured events of prior years	568.4	520.9
Hurricane Katrina	28.3	46.6

Total payments	1,264.6	1,135.7

Change in reinsurance recoverable on unpaid losses	(27.5)	7.7
Purchase of insurance subsidiaries	4.2	33.7

Reserve for losses and LAE, end of period	$3,118.0	$3,159.1

The table below summarizes the reserve for losses and LAE by line of business.

(In millions)	September 30, 2008	December 31, 2007
Personal Automobile	$1,276.5	$1,277.4
Homeowners and Other	173.7	162.5

Total Personal	1,450.2	1,439.9
Workers’ Compensation	539.2	593.8
Commercial Automobile	226.6	250.8
Commercial Multiple Peril	544.3	541.8
Other Commercial	357.7	339.5

Total Commercial	1,667.8	1,725.9

Total reserve for losses and LAE	$3,118.0	$3,165.8

The total reserve for losses and LAE as disclosed in the above table decreased by $47.8 million for the nine months ended September 30, 2008. This decrease is primarily due to favorable development of prior years’ loss reserves and payments related to Hurricane Katrina claims, partially offset by the effect of increased earned premium and higher current year catastrophe losses.

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

The following table summarizes the change in provision for insured events of prior years by line of business.

	Nine Months Ended September 30,
(In millions)	2008	2007
Increase (decrease) in loss provision for insured events of prior years:
Personal Automobile	$(47.5)	$(57.2)
Homeowners and Other	(2.9)	0.3

Total Personal	(50.4)	(56.9)
Workers’ Compensation	(22.3)	(18.4)
Commercial Automobile	(10.8)	(8.6)
Commercial Multiple Peril	(29.0)	(20.1)
Other Commercial	(15.0)	(16.6)

Total Commercial	(77.1)	(63.7)
Voluntary Pools	(0.7)	1.2

Decrease in loss provision for insured events of prior years	(128.2)	(119.4)
Decrease in LAE provision for insured events of prior years	(4.0)	(1.6)

Decrease in total loss and LAE provision for insured events of prior year	$(132.2)	$(121.0)

Estimated loss reserves for claims occurring in prior years developed favorably by $128.2 million and $119.4 million during the first nine months of 2008 and 2007, respectively. The favorable loss reserve development during the first nine months of 2008 is primarily the result of lower than expected severity of bodily injury in the personal automobile line, primarily in the 2003 through 2007 accident years, and lower than expected severity of liability claims in the commercial multiple peril line for the 2002 through 2007 accident years. In addition, lower than expected severity in the workers’ compensation line, primarily in the 2003 through 2007 accident years, contributed to the favorable development.

The favorable loss reserve development during the first nine months of 2007 is primarily the result of lower bodily injury and personal injury protection claim severity in the personal automobile line, primarily in the three most recent accident years, and from lower frequency of liability claims in the commercial multiple peril line for the 2005 and prior accident years. In addition, lower severity in the workers’ compensation line, also primarily in the three most recent accident years, contributed to the favorable development.

During the first nine months of 2008 and 2007, estimated LAE reserves for claims occurring in prior years developed favorably by $4.0 million and $1.6 million, respectively. The favorable development in the first nine months of 2008 is primarily attributable to improvements in ultimate loss activity on prior accident years, primarily in the commercial multiple peril line.

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

Asbestos and Environmental Reserves

Although we attempt to limit our exposures to asbestos, environmental damage and toxic tort liability through specific policy exclusions, we have been and may continue to be subject to claims related to these exposures. Ending loss and LAE reserves for all direct business written by our property and casualty companies related to asbestos, environmental damage and toxic tort liability, included in the reserve for losses and LAE, were $20.0 million and $19.4 million at September 30, 2008 and December 31, 2007, respectively, net of reinsurance of $13.4 million and $11.1 million at September 30, 2008 and December 31, 2007, respectively. In recent years average asbestos and environmental payments have declined modestly. As a result of our historical direct underwriting mix of Commercial Lines policies toward smaller and middle market risks, past asbestos, environmental damage and toxic tort liability loss experience has remained minimal in relation to our total loss and LAE incurred experience.

In addition, and not included in the numbers above, we have established loss and LAE reserves for assumed reinsurance pool business with asbestos, environmental damage and toxic tort liability of $60.0 million and $56.9 million at September 30, 2008 and December 31, 2007, respectively. These reserves relate to pools in which we have terminated our participation; however, we continue to be subject to claims related to years in which we were a participant. A significant part of our pool reserves relates to our participation in the Excess and Casualty Reinsurance Association (“ECRA”) voluntary pool from 1950 to 1982. In 1982, the pool was dissolved and since that time, the business has been in runoff. Our percentage of the total pool liabilities varied from 1% to 6% during these years. Our participation in this pool has resulted in average paid losses of approximately $2 million annually over the past ten years. Because of the inherent uncertainty regarding the types of claims in these pools, we cannot provide assurance that our reserves will be sufficient.

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

Discontinued Operations: Life Companies

The discontinued operations of the Life Companies include the expected disposal of our FAFLIC business and our previously discontinued variable life insurance and annuity business. Our FAFLIC discontinued operations includes both the loss associated with the anticipated sale of the business and the loss or income resulting from the business operations that are being disposed. The loss on the anticipated sale includes an impairment charge to reflect the value of the FAFLIC business to be sold at its fair value less costs to sell, as of September 30, 2008, in accordance with Statement No. 144. The loss or gain on our variable life insurance and annuity business reflects the net costs and recoveries associated with the sale of AFLIAC in 2005, primarily including those costs incurred and recoveries related to the indemnification of certain legal matters.

FAFLIC Discontinued Operations

As discussed above, FAFLIC discontinued operations include both the loss related to the business held-for-sale and the current operations of the business being disposed.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Loss on FAFLIC assets held-for-sale	$(6.1)	$—	$(72.2)	$—
(Loss) income from operations of FAFLIC business	(15.6)	1.5	(20.7)	8.3

(Loss) income from operations of discontinued FAFLIC business, including net realized (losses) gains of $(15.6) and $(0.4) for the quarters ended September 30, 2008 and 2007 and $(23.0) and $2.2 for the nine months ended September 30, 2008 and 2007	$(21.7)	$1.5	$(92.9)	$8.3

Loss on FAFLIC Assets Held-for-Sale

On July 30, 2008, we entered into a definitive agreement to sell our remaining life insurance subsidiary, FAFLIC, to Commonwealth Annuity, a subsidiary of Goldman Sachs. We are seeking approval from the Massachusetts Division of Insurance for a pre-close dividend from FAFLIC consisting of designated admitted and non-admitted assets with a statutory book value of approximately $140 million. Based on September 30, 2008 asset and liability values, and including the dividend, total net proceeds from the sale are expected to be valued at approximately $220 million, before certain transaction costs. The actual purchase price to be paid by Commonwealth Annuity as well as the actual amount of the approved dividend, will be determined at closing, and is subject to changes in the statutory surplus of FAFLIC, including realized losses and impairments, changes in the fair value of certain investments and various other items. Additionally, coincident with the sale transaction, Hanover Insurance and FAFLIC will enter into a reinsurance contract whereby Hanover Insurance will assume FAFLIC’s discontinued accident and health insurance business. The closing of these transactions is anticipated to occur in the fourth quarter of 2008 or early in the first quarter of 2009.

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

The following table summarizes the components of the estimated loss related to the FAFLIC business held-for-sale as of September 30, 2008:

(in millions)		September 30, 2008
Projected carrying value of FAFLIC before pre-close dividend	(1)	$282.1
Pre-close dividends	(2)	(138.9)

		143.2
Expected proceeds from sale, before possible adjustment from §338(h)(10) election	(3)	107.0

Loss on sale before impact of tax election and transaction costs		(36.2)
Estimated transaction cost.	(4)	(3.3)
Liability for certain legal indemnities and employee-related costs	(5)	(8.0)
Other miscellaneous adjustments	(6)	(24.5)

Loss on sale before impact of tax election		(72.0)
Estimated benefit of §338(h)(10) election, less cost of detriment paid to buyer	(7)	(0.2)

Net loss		$(72.2)

(1)	Estimated shareholder’s equity in the FAFLIC business, prior to the impact of the sale transaction.
(2)	Estimated net pre-close dividends.
(3)	Expected proceeds to THG from Commonwealth Annuity.
(4)	Transaction costs include legal, actuarial and other professional fees.
(5)	Liability for expected contractual indemnities of FAFLIC recorded under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). These costs also include severance and retention payments anticipated to result from this transaction.
(6)	Included in other miscellaneous adjustments are investment losses of $44.2 million, which will be recognized upon sale of FAFLIC due to the assets being transferred at their statutory value as well as gains related to the group life and health business of $18.0 million.
(7)	Estimated tax benefits derived from the FAFLIC discontinued business under IRS Code Section 338(h)(10), net of reimbursement to buyer for related future tax costs.

IRS Code Section 338(h)(10) allows for an election to be made, which provides that, for federal income tax purposes, a stock sale shall instead be treated as a sale of assets and liabilities. Commonwealth Annuity and THG have agreed to consider a mutual election under IRS Code Section 338(h)(10), pursuant to the sales agreement, which would allow THG to realize certain tax deductions in exchange for the reimbursement at closing, of Commonwealth Annuity’s related estimated future tax costs.

(Loss) Income from Operations of FAFLIC Business

The following table summarizes the results of operations for the FAFLIC discontinued operations component for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Premiums	$4.7	$5.2	$18.6	$27.8
Fees and other income (loss)	—	(0.1)	(0.8)	1.0
Net investment income	15.6	18.6	49.8	58.2
Net realized investment (losses) gains	(15.6)	(0.4)	(23.0)	2.2

Total revenue	4.7	23.3	44.6	89.2
Policy benefits, claims and losses	16.5	20.7	55.7	70.9
Policy acquisition and other operating expenses	2.1	2.3	8.3	13.2

(Loss) income included in discontinued operations before federal income taxes	(13.9)	0.3	(19.4)	5.1
Federal income tax expense (benefit)	1.7	(1.2)	1.3	(3.2)

(Loss) income from discontinued operations	$(15.6)	$1.5	$(20.7)	$8.3

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

The loss from our FAFLIC discontinued operations was $15.6 million in the third quarter of 2008, compared to income of $1.5 million during the same period in 2007. The decrease in income primarily resulted from an increase in other-than-temporary impairments primarily from the financial services sector, including Lehman Brothers and Washington Mutual, in the third quarter of 2008 and lower net investment income resulting from an intercompany transfer of assets to our Property and Casualty segment. Effective January 1, 2008, Hanover Insurance became the common employer for all employees of THG and its subsidiaries and sponsorship of all employee benefit plans was transferred from FAFLIC to Hanover Insurance. Accordingly, we transferred assets with corresponding liabilities associated with these benefit plans and other employee related items to Hanover Insurance. These unfavorable items were partially offset by favorable mortality in our traditional and group retirement lines of business.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The loss from our FAFLIC discontinued operations was $20.7 million in the first nine months of 2008, compared to income of $8.3 million during the same period in 2007. The decrease in income primarily resulted from an increase in other-than-temporary impairments in 2008 and lower net investment income as a result of the previously discussed intercompany transfer of assets relating to the common employer and benefit plan transfer to Hanover Insurance. Partially offsetting this decrease were lower operating expenses and favorable mortality experience in our traditional and group retirement lines of business.

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

The following table summarizes the results for our Variable Life Insurance and Annuity discontinued operations component for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Gain on sale of variable life insurance and annuity business, net of taxes	$2.7	$0.1	$8.1	$0.2

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

For quarter ended September 30, 2008, we recorded a gain of $2.7 million, net of taxes, as compared to a gain of $0.1 million, net of taxes, for the same period in 2007. The increase in the gain resulted from a $2.6 million benefit resulting from a settlement with the IRS for tax years 1995 through 2001.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, we recorded a gain of $8.1 million, net of taxes, as compared to a gain of $0.2 million, net of taxes, for the nine months ended September 30, 2007. The gain in 2008 resulted primarily from a $5.8 million release of liabilities related to certain indemnities to Goldman Sachs relating to the pre-sale activities of the business sold recorded under FIN 45 and the $2.6 million federal income tax settlement.

As of September 30, 2008, our total FIN 45 liability related to the AFLIAC transaction was $18.2 million on a pre-tax basis. Although we believe our current estimate for our FIN 45 liability is appropriate, there can be no assurance that these estimates will not materially increase in the future.

Investment Portfolio

We held general account investment assets diversified across several asset classes, as follows:

	September 30, 2008		December 31, 2007
(In millions, except percentage data)	Carrying Value (2)	% of Total Carrying Value	Carrying Value (2)	% of Total Carrying Value
Fixed maturities (1)	$5,390.5	89.3%	$5,722.0	91.8%
Equity securities (1)	54.2	0.9	44.9	0.7
Mortgages	31.5	0.5	41.2	0.7
Policy loans (1)	113.1	1.9	116.0	1.9
Cash and cash equivalents (1)	416.9	6.9	275.4	4.4
Other long-term investments	27.6	0.5	30.7	0.5

Total, including FAFLIC investments held-for-sale	6,033.8	100.0	6,230.2	100.0
Less: FAFLIC investments held-for-sale (2)	1,266.3	21.0	1,318.3	21.2

Total, excluding investments held-for-sale	$4,767.5	79.0%	$4,911.9	78.8%

(1)	We carry these investments at fair value.
(2)	Due to the expected sale of FAFLIC, certain assets are classified as “held for sale” on the Company’s consolidated balance sheets in accordance with Statement No. 144. After the FAFLIC sale transaction closes, the majority of these assets will transfer to the buyer. However, a small portion will be retained by Hanover as part of an asset purchase arrangement and separate reinsurance agreement between FAFLIC and Hanover Insurance in connection with such sale. Included in this held-for-sale classification are investment assets of $1,149.9 million at September 30, 2008 and $1,195.5 million at December 31, 2007.

Total investment assets including investments held-for-sale decreased $196.4 million, or 3.2%, to $6.0 billion during the first nine months of 2008, of which fixed maturities decreased $331.5 million and cash and cash equivalents increased $141.5 million. Fixed maturities declined primarily due to market value depreciation, as well as the sale of securities to fund our share repurchase program. Cash and cash equivalents increased primarily due to proceeds from the sale of our premium financing business, including cash received for the extinguishment of intercompany borrowings, and as a result of proceeds from certain commutations in our discontinued accident and health business. These increases were partially offset by operational cash flow requirements in the Property and Casualty group.

Our fixed maturity portfolio is comprised primarily of investment grade corporate securities, mortgage-backed securities, taxable and tax-exempt issues of state and local governments, U.S. government and agency securities and other issues. Based on ratings by the National Association of Insurance Commissioners (“NAIC”), 94.5% of our fixed maturity portfolio consisted of investment grade securities at September 30, 2008 and December 31, 2007.

The following table provides information about the credit quality of our fixed maturities:

(In millions, except percentage data)

		September 30, 2008			December 31, 2007
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost (1)	Carrying Value (1)	% of Total Carrying Value	Amortized Cost (1)	Carrying Value (1)	% of Total Carrying Value
1	Aaa/Aa/A	$4,020.0	$3,884.3	72.1%	$4,149.5	$4,164.1	72.8%
2	Baa	1,276.9	1,209.0	22.4	1,257.6	1,244.2	21.7
3	Ba	143.9	134.9	2.5	130.7	129.6	2.3
4	B	136.6	124.3	2.3	151.9	151.1	2.6
5	Caa and lower	41.2	36.9	0.7	32.4	30.6	0.5
6	In or near default	1.0	1.1	—	1.0	2.4	0.1

Total fixed maturities		5,619.6	5,390.5	100.0	5,723.1	5,722.0	100.0

Less: fixed maturities held-for-sale (1)		1,090.3	1,037.0	19.2	1,137.2	1,137.4	19.9

Total fixed maturities		$4,529.3	$4,353.5	80.8	$4,585.9	$4,584.6	80.1

(1)	Due to the expected sale of FAFLIC, certain assets are classified as “held for sale” on the Company’s consolidated balance sheets in accordance with Statement No. 144. After the FAFLIC sale transaction closes, the majority of these assets will transfer to the buyer. However, a small portion will be retained by Hanover as part of an asset purchase arrangement and separate reinsurance agreement between FAFLIC and Hanover Insurance in connection with such sale. Included in this held-for-sale classification are fixed maturities at September 30, 2008 and at December 31, 2007 with carrying value of $925.1 million and $1,014.6 million, respectively, and amortized cost of $970.3 million and $1,015.3 million, respectively.

Our holdings of finance sector fixed maturities are $677.0 million as of September 30, 2008. This portfolio has a weighted average credit rating of A and represents 12.6% of our fixed maturity portfolio. Approximately 92% of this portfolio is rated investment grade. Our unrealized losses related to these holdings are $101.6 million, or 38.6.% of our total unrealized losses. While market valuations of financial sector holdings have deteriorated in the current year due to unprecedented events in the financial markets, we believe these losses are temporary. Management believes that recent government actions, the quality of the assets, anticipated long-term economic value and our ability and intent to hold such securities to maturity will lead to a recovery in value in the near term.

The quality of the assets remains high based on ratings, capital structure position, support through guarantees, underlying security and parent ownership and yield curve position. We do not hold any securities in the following sectors: subprime mortgages, either directly or through our mortgage backed securities; collateralized debt obligations; collateralized loan obligations; or credit derivatives. Our residential mortgage-backed securities constitute $1.1 billion of our invested assets, with less than 15% held in non-agency prime securities, and the remaining invested in agency-sponsored securities. Commercial mortgage-backed securities (“CMBS”) constitute $461.6 million of our invested assets. The portfolio is very seasoned with approximately 92% of our CMBS holdings from pre-2005 vintages, 5% from the 2007 vintage, 3% from the 2006 vintage and no 2005 vintage. The CMBS portfolio is of high quality with a weighted average credit rating of AAA. Approximately 80% of this portfolio is AAA rated and 20% is rated AA or A and has a weighted average loan-to-value ratio of 66.7% as of September 30, 2008. Our direct commercial mortgage portfolio is only $42.4 million as of September 30, 2008, including credit tenant loan fixed maturities. These mortgages are of high quality, with 65% maturing by the end of 2010. Our municipal bond portfolio has a weighted average rating of AA- and is approximately 13% of invested assets. Financial guarantor insurance enhanced municipal bonds were $344.3 million, or approximately 44%, of our municipal bond portfolio at September 30, 2008 . The overall weighted average credit rating of our insured municipal bond portfolio, giving no effect to the insurance enhancement, was A-. US agency debt securities represent about 4% of the portfolio and we have no investments in their preferred stock or equity.

At September 30, 2008, $86.9 million of our fixed maturities were invested in traditional private placement securities, as compared to $111.3 million at December 31, 2007. Fair values of traditional private placement securities are determined either by a third party broker or by pricing models that use discounted cash flow analyses.

Our fixed maturity and equity securities are classified as available-for-sale and are carried at fair value. As of January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) with respect to our investment assets and liabilities, which was not material to our financial position or results of operations. Statement No. 157 creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures. Financial instruments whose value is determined using significant management judgment or estimation are less than 2% of the total assets and liabilities we measured at fair value. (See also Note 8 – Fair Value).

Although we expect to invest new funds primarily in cash, cash equivalents and investment grade fixed maturities, we have invested and expect to continue investing a small portion of funds in equity securities, and we may invest a portion in below investment grade fixed maturities and other assets. The average yield on fixed maturities was 5.6% for September 30, 2008 and December 31, 2007.

We recognized $66.7 million of realized losses on other-than-temporary impairments of investment securities in continuing operations for the first nine months of 2008, as compared to $1.1 million for the first nine months of 2007. The increase in impairments in 2008 primarily reflects credit-related losses on fixed maturities in the financial sector, including impairments on previously disclosed holdings of securities issued by Lehman Brothers and Washington Mutual. In addition, 2008 impairments resulted from our exposure to below investment grade securities, particularly in the industrial sector. Other-than-temporary impairments in 2008 included $48.1 million related to the financial sector, $17.3 million related to the industrial sector and $1.3 million related to the utilities sector. In our determination of other-than-temporary impairments, we consider several factors and circumstances, including the issuer’s overall financial condition; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer including governmental actions such as the recent enactment of The Emergency Economic Stabilization Act of 2008; a weakening of the general market conditions in the industry or geographic region in which the issuer operates; the length of time in which the fair value of an issuer’s securities remains below our cost; and with respect to fixed maturity investments, any factors that might raise doubt about the issuer’s ability to pay all amounts due according to the contractual terms. We apply these factors to all securities. Other-than-temporary impairments are recorded as a realized loss, which reduces net income and earnings per share. Temporary declines in market value are recorded as unrealized losses, which do not affect net income and earnings per share but reduce other comprehensive income. We cannot provide assurance that the other-than-temporary impairments will, in fact, be adequate to cover future losses or that we will not have substantial additional impairments in the future.

The following table provides information about our fixed maturities and equity securities that have been continuously in an unrealized loss position.

	September 30, 2008		December 31, 2007
(In millions)	Gross Unrealized Losses (1)	Fair Value (1)	Gross Unrealized Losses (1)	Fair Value (1)
Investment grade fixed maturities:
12 months or less	$124.6	$2,589.2	$27.1	$740.0
Greater than 12 months	102.9	632.3	34.3	1,214.7

Total investment grade fixed maturities	227.5	3,221.5	61.4	1,954.7
Below investment grade fixed maturities:
12 months or less	26.0	260.1	8.3	171.0
Greater than 12 months	—	—	—	—

Total below investment grade fixed maturities	26.0	260.1	8.3	171.0
Equity securities	9.9	38.9	0.5	17.8

Total fixed maturities and equity securities	263.4	3,520.5	70.2	2,143.5

Less: securities held-for-sale (1)	59.1	725.0	17.2	474.5

Total, excluding securities held-for-sale	$204.3	$2,795.5	$53.0	$1,669.0

(1)	Due to the expected sale of FAFLIC, certain assets are classified as “held for sale” on the Company’s consolidated balance sheets in accordance with Statement No. 144. After the FAFLIC sale transaction closes, the majority of these assets will transfer to the buyer. However, a small portion will be retained by Hanover as part of an asset purchase arrangement and separate reinsurance agreement between FAFLIC and Hanover Insurance in connection with such sale. Included in this held-for-sale classification are gross unrealized losses and fair value of investment assets of $49.6 million and $666.8 million, respectively, at September 30, 2008 and $14.7 million and $416.3 million at December 31, 2007. The unrealized loss as of September 30, 2008 on these investments has been included in the estimated loss on sale of FAFLIC.

Gross unrealized losses on fixed maturities and equity securities increased $193.2 million, or 275.2%, to $263.4 million at September 30, 2008, compared to $70.2 million at December 31, 2007. The increase in unrealized losses on both investment grade and below investment grade securities during the first nine months of 2008 was due to significant widening of credit spreads, particularly during the third quarter. At September 30, 2008, unrealized losses by sector were: $101.6 million in the financial sector, $66.0 million in the industrial sector, $37.8 million in mortgage backed securities, $23.8 million in utilities, $13.0 million in municipal bonds and the remainder in redeemable preferred, equity securities and US government securities. In our investment grade bonds, spreads widened most notably in the financial sector as concerns about asset quality expanded well beyond exposure to the residential mortgage market causing one of the sharpest declines in financial asset values in recent history. The following table includes our top twenty-five financial sector fixed maturity holdings as of September 30, 2008 and related financial ratings. The allocation of securities has been prepared on a pro forma basis to reflect the securities that are expected to be held by each entity after the anticipated completion of the FAFLIC sale.

(In millions, except percentage data)

	Property & Casualty		Holdings to be transferred to FAFLIC buyer		Total
Issuer	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	% of Inv. Assets	S&P Ratings
Bank of America (1)	$41.1	$32.4	$2.0	$1.8	$43.1	$34.2	0.57%	AA-
JP Morgan	26.9	24.9	5.0	4.4	31.9	29.3	0.48%	AA-
Goldman Sachs	26.3	21.1	—	—	26.3	21.1	0.35%	AA-
Morgan Stanley	21.2	13.2	4.0	2.7	25.2	15.9	0.26%	A+
GE Capital Cap	24.8	23.1	—	—	24.8	23.1	0.38%	AAA
Capital One	17.4	15.3	7.1	5.3	24.5	20.6	0.34%	BBB+
Royal Bank of Scotland	12.1	12.4	12.3	12.5	24.4	24.9	0.41%	A+
HSBC Bank	19.1	19.0	5.0	4.5	24.1	23.5	0.39%	A-
Manufacturers & Traders
Bank	13.1	9.7	7.9	5.8	21.0	15.5	0.26%	A-
Merrill Lynch (1)	15.4	12.0	7.0	4.9	22.4	16.9	0.28%	A
Wachovia Bank (1)	13.7	9.2	7.1	5.0	20.8	14.2	0.24%	A+
Aetna	16.4	16.0	3.6	3.4	20.0	19.4	0.32%	A-
Credit Suisse First Boston	11.6	10.6	7.7	7.4	19.3	18.0	0.30%	AA-
American Express	16.2	14.2	3.0	2.5	19.2	16.7	0.28%	A+
Wellpoint	14.8	14.3	4.0	3.7	18.8	18.0	0.30%	A-
PNC Bank (1)	16.6	15.4	—	—	16.6	15.4	0.26%	A+
Wells Fargo (1)	16.4	14.9	—	—	16.4	14.9	0.25%	AA+
Bank of New York	10.9	10.1	4.4	4.3	15.3	14.4	0.24%	AA-
Fifth Third Bancorp	15.0	10.9	—	—	15.0	10.9	0.18%	A-
National City (1)	15.0	6.3	—	—	15.0	6.3	0.10%	A-
CIT Group (2)	14.5	14.5	—	—	14.5	14.5	0.24%	A-
Student Loan Market (2)	10.7	10.7	3.1	3.1	13.8	13.8	0.23%	BBB-
Genworth Global Funding	11.2	9.6	2.0	1.7	13.2	11.3	0.19%	A
Regions Bank	8.2	5.6	5.0	4.1	13.2	9.7	0.16%	BBB+
FMR	7.2	6.8	5.0	4.9	12.2	11.7	0.19%	AA-

Top 25 Financial	415.8	352.2	95.2	82.0	511.0	434.2
Other Financial	239.3	217.5	27.4	25.3	266.7	242.8

Total Financial	$655.1	$569.7	$122.6	$107.3	$777.7	$677.0

(1)	The Merrill Lynch acquisition by Bank of America, the Wachovia acquisition by Wells Fargo and the National City acquisition by PNC are anticipated to close by the end of the first quarter of 2009.
(2)	Reflects impairments taken as of September 30, 2008.

The following table includes our top twenty-five non-financial sector corporate fixed maturity holdings as of September 30, 2008 and related financial ratings. The allocation of securities has been prepared on a pro forma basis to reflect the securities that are expected to be held by each entity after the anticipated completion of the FAFLIC sale.

(In millions, except percentage data)

			Holdings to be transferred to FAFLIC Buyer		Total
Issuer	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	% of Inv. Assets	S&P Ratings
AT&T	$34.2	$33.8	$9.2	$8.7	$43.4	$42.5	0.70%	A
Dominion Resources	23.2	22.0	8.7	8.3	31.9	30.3	0.50%	A-
CVS	24.5	22.9	7.0	6.5	31.5	29.4	0.49%	BBB+
Valero Energy	24.8	24.5	4.0	3.8	28.8	28.3	0.47%	BBB
Vodafone	18.6	17.6	7.0	6.4	25.6	24.0	0.40%	A-
Verizon	15.1	14.2	10.4	9.7	25.5	23.9	0.40%	A
Conoco Phillips	23.4	23.8	—	—	23.4	23.8	0.39%	A
Safeway	17.7	17.7	5.0	5.0	22.7	22.7	0.38%	BBB
Telefonica Europe	11.9	11.0	10.1	10.2	22.0	21.2	0.35%	BBB+
Kroger	20.6	20.5	—	—	20.6	20.5	0.34%	BBB-
Lowe’s	13.6	13.1	7.0	6.7	20.6	19.8	0.33%	A+
Oracle	4.6	5.1	15.4	15.4	20.0	20.5	0.34%	A
Home Depot	16.8	14.5	3.0	2.1	19.8	16.6	0.28%	BBB+
Textron	17.0	17.0	2.3	2.3	19.3	19.3	0.32%	A-
McKesson	12.1	11.9	7.3	7.0	19.4	18.9	0.31%	BBB+
General Mills	10.8	10.9	8.4	8.4	19.2	19.3	0.32%	BBB+
Consolidated Edison	16.0	15.6	3.1	3.1	19.1	18.7	0.31%	A-
Union Pacific	19.0	19.6	—	—	19.0	19.6	0.32%	BBB
Canadian Natural Resources	12.3	11.1	6.6	5.9	18.9	17.0	0.28%	BBB
Schering-Plough	15.4	14.1	3.2	2.8	18.6	16.9	0.28%	A-
Miller Brewing	16.4	16.0	2.0	2.0	18.4	18.0	0.30%	BBB+
Comcast	15.8	15.4	2.0	1.8	17.8	17.2	0.29%	BBB+
Encana	17.7	17.3	—	—	17.7	17.3	0.29%	A-
MidAmerican Energy	10.1	9.5	7.5	7.3	17.6	16.8	0.28%	A-
British Telecom	12.5	11.9	5.0	4.7	17.5	16.6	0.28%	BBB+

Top 25 Non-Financial	424.1	411.0	134.2	128.1	558.3	539.1
Other Non-Financial	1,139.0	1,075.3	306.9	308.4	1,445.9	1,383.7

Total Non-Financial	$1,563.1	$1,486.3	$441.1	$436.5	$2,004.2	$1,922.8

During the quarter, unprecedented events, including the failure of several large financial institutions, caused credit markets to essentially freeze. In our below investment grade portfolio, corporate bonds with lower ratings declined in value as investors evaluated the length and severity of a global economic slowdown within the context of this severely impaired credit market.

Obligations of states and political subdivisions, the U.S. Treasury, U.S. government and agency securities had associated gross unrealized losses of $14.0 million at September 30, 2008 and $2.4 million at December 31, 2007. At September 30, 2008 and December 31, 2007, substantially all below investment grade securities with an unrealized loss had been rated by the NAIC, Standard & Poor’s or Moody’s.

We view the gross unrealized losses on fixed maturities and equity securities as being temporary since it is our assessment that these securities will recover in the near term. Management believes that recent government actions, including The Emergency Economic Stabilization Act of 2008 and other U.S. and global government programs and the quality of the assets will allow us to realize the securities’ anticipated long-term economic value. Furthermore, as of September 30, 2008, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. (See also Liquidity.)

The risks inherent in our assessment methodology include the risk that, subsequent to the balance sheet date, market factors may differ from our expectations; government actions do not have the intended affect of stabilizing financial institutions and financial markets; we may decide to subsequently sell a security for unforeseen business needs; or changes in the credit assessment or equity characteristics from our original assessment may lead us to determine that a sale at the current value would maximize recovery on such investments. To the extent that there are such adverse changes, the unrealized loss would then be realized and we would record a charge to earnings. Although unrealized losses are not reflected in the results of financial operations until they are realized or deemed “other-than-temporary”, the fair value of the underlying investment, which does reflect the unrealized loss, is reflected in our Consolidated Balance Sheets.

The following table sets forth gross unrealized losses for fixed maturities by maturity period and for equity securities at September 30, 2008 and December 31, 2007. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties, or we may have the right to put or sell the obligations back to the issuers. Mortgage-backed securities are included in the category representing their ultimate maturity.

(In millions)	September 30, 2008 (1)	December 31, 2007 (1)
Due in one year or less	$1.3	$0.2
Due after one year through five years	53.5	11.2
Due after five years through ten years	119.4	38.5
Due after ten years	79.3	19.8

Total fixed maturities	253.5	69.7
Equity securities	9.9	0.5

Total fixed maturities and equity securities	263.4	70.2
Less: securities held-for-sale (1)	59.1	17.2

Total, excluding held-for-sale securities	$204.3	$53.0

(1)	Due to the expected sale of FAFLIC, certain assets are classified as “held for sale” on the Company’s consolidated balance sheets in accordance with Statement No. 144. After the FAFLIC sale transaction closes, the majority of these assets will transfer to the buyer. However, a small portion will be retained by Hanover as part of an asset purchase arrangement and separate reinsurance agreement between FAFLIC and Hanover Insurance in connection with such sale. Included in this held-for-sale classification are gross unrealized losses of $49.6 million at September 30, 2008 and $14.7 million at December 31, 2007.

Due to the volatile credit markets, we experienced defaults in 2008 on certain fixed maturities of issuers in the financial sector. The carrying value of fixed maturity securities on non-accrual status at September 30, 2008 and December 31, 2007 was not material. The effect of non-accruals for the nine months ended September 30, 2008, compared with amounts that would have been recognized in accordance with the original terms of the fixed maturities, was a reduction in net investment income of $1.3 million. The effect of non-accruals in 2007 was not material. Any defaults in the fixed maturities portfolio in future periods may negatively affect investment income.

Our investment portfolio and shareholders’ equity can be significantly impacted by the changes in market values of its securities. As noted in the previous tables, during 2008, and more specifically during the third quarter of 2008, there were significant declines in the market values of our fixed maturity securities, particularly in the financial sector. Additionally, subsequent to September 30, 2008, through the date of this report, conditions in the financial markets have continued to deteriorate and market values have continued to decline. As a result, depending on market conditions, we could incur additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and/or financial position.

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

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

The provision for federal income taxes from continuing operations was a benefit of $5.5 million during the third quarter of 2008, compared to an expense of $26.0 million during the same period in 2007. These provisions resulted in consolidated effective federal tax rates of 11.2% and 33.5% for the quarters ended September 30, 2008 and 2007, respectively. The 2008 provision reflects a $6.4 million benefit resulting from the settlement with the IRS of tax years 1995 through 2001. Excluding the aforementioned benefit, the provision for federal income taxes from continuing operations would have been an expense of $0.9 million, or (1.8%). This effective rate primarily reflects net losses in the quarter, which were more than offset by our impairment of tax benefits in the third quarter of 2008 related to our realized investment losses as it is our opinion that it is more likely than not that we will be unable to realize these benefits.

During the third quarter of 2008, we recognized $52.8 million of realized losses, $44.2 million of net unrealized losses associated with the FAFLIC transaction, and net unrealized investment losses included in other comprehensive income increased $117.3 million. Accordingly, we recorded an additional deferred tax asset valuation allowance of $76.9 million in the third quarter of 2008, as it is our opinion that it is more likely than not that none of this asset will be realized.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The provision for federal income taxes from continuing operations was an expense of $52.4 million during the first nine months of 2008 compared to $86.1 million during the same period in 2007. These provisions resulted in consolidated effective federal tax rates of 45.9% and 33.9% for the nine months ended September 30, 2008 and 2007, respectively. The 2008 provision reflects a $6.4 million benefit resulting from the settlement with the IRS of tax years 1995 through 2001. Excluding the aforementioned benefit, the effective tax rate in 2008 would have been 51.5%. The higher than expected tax rate in 2008 is primarily due to our impairment of tax benefits in 2008 related to our realized investment losses as it is our opinion that it is more likely than not that we will be unable to realize these benefits.

In the first nine months of 2008, we increased our valuation allowance related to our deferred tax asset by $107.2 million, from $166.1 million to $273.3 million. The increase in this valuation allowance resulted primarily from unrealized depreciation of our investment portfolio and our realized capital losses. Accordingly, we recorded a valuation allowance of $82.4 million as an adjustment to Accumulated Other Comprehensive Loss. The remaining $24.8 million valuation allowance was recorded as a component of Net Income in our Consolidated Statements of Income and is comprised of a $21.2 million adjustment to Federal Income Tax Expense, an $8.1 million adjustment to Operations of Discontinued Life and Annuity Business, partially offset by a decrease in the valuation allowance of $4.5 million resulting from the sale of AMGRO, a component of Discontinued Operations.

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

A corporation is entitled to a tax deduction from gross income for a portion of any dividend which was received from a domestic corporation that is subject to income tax. This is referred to as a “dividends received deduction.” In this and in prior years, we have taken this dividends received deduction when filing our federal income tax return. Many separate accounts held by life insurance companies receive dividends from such domestic corporations, and therefore, were regarded as entitled to this dividends received deduction. In its Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the dividends received deduction on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are not yet known, but they could result in the elimination of some or all of the separate account dividends received deduction tax benefit that we receive. We believe that it is more likely than not that any such regulation would apply prospectively only, and application of this regulation is not expected to be material to our results of operations in any future annual period. However, there can be no assurance that the outcome of the revenue ruling will be as anticipated and should retroactive application be required, our results of operations may be negatively affected. However, we believe that since our exposure to the loss of the dividends received deduction is limited to our open tax years of 2005 through 2007, the amount of any loss is not expected to be significant in any quarterly or annual period or to our financial position.

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

In establishing the appropriate loss reserve balances for any period, management carefully considers these actuarial point estimates, which are the principal bases for establishing our reserve balances, along with a qualitative evaluation of business trends, environmental changes, and numerous other factors. In general, such additional factors may include, but are not limited to, improvement or deterioration of the actuarial indications in the period, the maturity of the accident year, trends observed over the recent past such as changes in the mix of business or the impact of regulatory or litigation developments, the level of volatility within a particular line of business, and the magnitude of the difference between the actuarial indication and the recorded reserves. Specific factors considered by management in determining the reserves at September 30, 2008 and December 31, 2007 included the current extent to which growth and product mix changes in our Commercial Lines segment have affected our ultimate loss trends, the significant growth in our Personal Lines new business in 2006 and related growth in a number of states, the significant improvement in Personal Lines frequency and severity trends the industry has experienced during 2001 through 2006 in these lines of business which were unanticipated and remain to some extent unexplained, significant growth and product mix changes in our surety bond and inland marine businesses for which we have limited actuarial data to estimate ultimate losses, and the potential for adverse development in the workers’ compensation line, where losses tend to emerge over long periods of time and rising medical costs, while moderating, continue to be a concern. Additionally, management considered the adverse development in our personal automobile personal injury line and the related potential for adverse trends due to costs shifting from health insurers to property and casualty insurers resulting from economic concerns and health insurance coverage trends. Management also considered the likelihood of future adverse development related to significant catastrophe losses experienced in 2005 and 2008. Regarding our indirect business from voluntary and involuntary pools, we are provided loss estimates by managers of each pool. We adopt reserve estimates for the pools that consider this information and other facts. At both September 30, 2008 and December 31, 2007, total recorded net reserves were 5.2% greater than actuarially indicated point estimates. We exercise judgment in estimating all loss reserves based upon our knowledge of the property and casualty business, review of the outcome of actuarial studies, historical experience and other facts to record an estimate which reflects our expected ultimate loss and loss adjustment expenses. We believe that adequate provision has been made for loss reserves. However, establishment of appropriate reserves is an inherently uncertain process and there can be no certainty that current established reserves will prove adequate in light of subsequent actual experience. A significant change to the estimated reserves could have a material impact on our results of operations and financial position. An increase or decrease in reserve estimates would result in a corresponding decrease or increase in financial results. For example, each one percentage point change in the loss and LAE ratio resulting from a change in reserve estimation is currently projected to have an approximate $24 million impact on property and casualty segment income, based on 2007 full year premiums.

When trends emerge that we believe affect the future settlement of claims, we adjust our reserves accordingly (see Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions for further explanation of factors affecting our reserve estimates, our review process and our process for determining changes to our reserve estimates). Reserve adjustments are reflected in the Consolidated Statements of Income as adjustments to losses and loss adjustment expenses. Often, we recognize these adjustments in periods subsequent to the period in which the underlying loss event occurred. These types of subsequent adjustments are disclosed and discussed separately as “prior year reserve development”. Such development can be either favorable or unfavorable to our financial results. As discussed in “Segment Results – Property and Casualty, Management’s Review of Judgments and Key Assumptions”, estimated loss and LAE reserves for claims occurring in prior years, excluding those related to Hurricane Katrina, developed favorably by $132.2 million and $121.0 million for the nine months ended September 30, 2008 and 2007, respectively, which represents 6.0% and 5.4% of net loss reserves held, respectively. There were no changes to our estimate of Hurricane Katrina net loss and loss adjustment reserves in the first nine months of 2008. See also “Analysis of Losses and Loss Adjustment Expenses Reserve Development” in Item 1–Business in our Annual Report on Form 10-K for the year ended December 31, 2007 for guidance related to the annual development of our loss and LAE reserves.

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

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. For the years ended December 31, 2007 and 2006, the expected rate of return on plan assets was 8.0% and 8.25%, respectively. In 2008, the expected rate of return on plan asset was decreased to 7.75%. Actual returns on plan assets in excess of these expected returns will generally reduce our net actuarial losses that are reflected in our accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets which are less than expected returns will generally increase our net actuarial losses that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense over a number of years.

We expect our pre-tax pension expense to decrease by approximately $5.3 million in 2008 from an expense of $5.4 million in 2007, excluding a $6.0 million correction related to historical participant census data, to an expense of $0.1 million in 2008. This decrease in expense is primarily due to the aforementioned increase in the discount rate, partially offset by changes in participant demographic data assumptions. In 2009, we expect expenses associated with our qualified benefit plan to increase significantly as a result of high levels of unrealized investment losses in 2008.

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

Other-Than-Temporary Impairments

We employ a systematic methodology to evaluate declines in fair values below amortized cost for all investments. The methodology utilizes a quantitative and qualitative process ensuring that available evidence concerning the declines in fair value below amortized cost is evaluated in a disciplined manner. In determining whether a decline in fair value below amortized cost is other-than-temporary, we evaluate the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the issuer’s credit and financial strength ratings; the issuer’s financial performance, including earnings trends, dividend payments, and asset quality; any specific events which may influence the operations of the issuer, including governmental actions such as the recent enactment of The Emergency Economic Stabilization Act of 2008; general market conditions; the financial condition and prospects of the issuer’s market and industry; and, our ability and intent to hold the investment. We apply judgment in assessing whether the aforementioned factors have caused an other-than-temporary decline in value. When an other-than-temporary decline in value is deemed to have occurred, we reduce the cost basis of the investment to fair value. This reduction is permanent and is recognized as a realized investment loss (see Investment Portfolio for further discussion regarding other-than-temporary impairments and securities in an unrealized position).

Statutory Capital of Insurance Subsidiaries

The NAIC prescribes an annual calculation regarding risk based capital (“RBC”). RBC ratios for regulatory purposes, as described in the glossary, are expressed as a percentage of the capital required to be above the Authorized Control Level (the “Regulatory Scale”); however, in the insurance industry RBC ratios are widely expressed as a percentage of the Company Action Level. Set forth below are Total Adjusted Capital, the Company Action Level, the Authorized Control Level and RBC ratios for FAFLIC and Hanover Insurance, as of September 30, 2008, expressed both on the Industry Scale (Total Adjusted Capital divided by the Company Action Level) and Regulatory Scale (Total Adjusted Capital divided by Authorized Control Level):

(In millions, except ratios)	Total Adjusted Capital	Company Action Level	Authorized Control Level	RBC Ratio Industry Scale	RBC Ratio Regulatory Scale
Hanover Insurance (1)	$1,588.5	$495.3	$247.7	321%	641%
FAFLIC	179.0	43.2	21.6	414%	829%

(1)	Hanover Insurance’s Total Adjusted Capital includes $662.9 million related to its subsidiary, Citizens.

The total adjusted statutory capital position of Hanover Insurance decreased $77.9 million during the first nine months of 2008, primarily due to dividends of $166 million being declared in September 2008 and to higher catastrophe related activity impacting our property and casualty results during 2008. These decreases in statutory surplus were partially offset by ex-catastrophe related earnings in our property and casualty business. The total adjusted statutory capital position of FAFLIC declined during 2008 to $179.0 million at September 30, 2008, from $188.9 million at December 31, 2007.

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

Recent Developments

On October 24, 2008, the Board of Directors declared an annual dividend of $0.45 per share on the issued and outstanding common stock of THG, payable December 10, 2008, to shareholders of record at the close of business on November 26, 2008.

On August 5, 2008, we entered into a definitive agreement through which we will acquire AIX Holdings, Inc. (“AIX”). AIX is a specialty property and casualty insurance carrier that focuses on underwriting and managing program business that utilizes alternative risk transfer techniques. AIX generated approximately $85 million in gross written premiums in 2007. This transaction is subject to regulatory reviews and approval and is expected to close in the fourth quarter of 2008.

Liquidity and Capital Resources

Net cash provided by operating activities was $174.5 million during the first nine months of 2008, as compared to net cash provided of $40.4 million in 2007. The $134.1 million increase in cash provided by operating activities primarily resulted from an increase in premium collections in our property and casualty business, cash received related to a commutation of a block of our accident and health voluntary pools during the third quarter of 2008, and lower contributions to our qualified defined benefit plan during 2008. Partially offsetting these increases in cash was increased net claims payments in our property and casualty business.

Net cash provided by investing activities was $30.0 million during the first nine months of 2008, compared to cash used of $100.4 million for the same period of 2007. During 2008, cash was provided by net sales of fixed maturity securities primarily to fund operational cash flow requirements of our property and casualty business, the stock repurchase program and the maturity of a trust instrument supported by a funding obligation. Partially offsetting these increases were cash payments made in connection with the acquisition of Verlan Holdings, Inc. In 2007, we had net purchases of fixed maturity securities primarily from the improved underwriting results in our property and casualty business.

Net cash used in financing activities was $63.0 million during the first nine months of 2008, compared to $83.0 million for the same period of 2007. During 2008, cash used in financing activities primarily resulted from net repurchases of $50.6 million of treasury stock and $21.0 million related to the maturity of a trust instrument supported by a funding obligation, partially offset by $8.5 million cash inflow from our securities lending program. In 2007, cash used by financing activities primarily resulted from a net repayment of $109.7 million related to our securities lending program, partially offset by $21.5 million of proceeds from option exercises.

At September 30, 2008, THG, as a holding company, held $255.4 million of fixed maturities and cash, which includes $38.6 million of trust preferred capital securities of a THG affiliated entity that have a face value of $46.5 million, and thus are not available to meet liquidity requirements. We believe our holding company assets are sufficient to meet our obligations through the remainder of 2008, which currently consist primarily of interest on the senior debentures, our dividend to shareholders as discussed below and the expected purchase of AIX Holdings, Inc. THG expects that approximately $100 million of holding company cash will be used related to this anticipated purchase of AIX. We also expect that the holding company may be required to make payments in 2008 related to indemnification of liabilities associated with the sale of various subsidiaries. Although we currently do not expect that it will be necessary to dividend funds from our insurance subsidiaries in order to fund 2008 holding company obligations, a dividend of $166 million was declared by both Hanover Insurance and OPUS, which, upon payment will provide additional cash to the holding company. Additionally, based on asset and liability values as of September 30, 2008, we expect that the sale of FAFLIC will provide net cash to the holding company of approximately $190.2 million as follows:

Proceeds from sale of in-kind dividended assets to Hanover Insurance	$123.8
Realization of in-kind dividended tax credits	23.9
Additional pre-close contributions to FAFLIC	(8.1)
Gross proceeds from Commonwealth Annuity	107.0
Net cost related to exchange of investments between Hanover Insurance and FAFLIC and from §338(h)(10) tax election	(8.9)
Transaction costs	(3.3)
Estimated indemnification payments within one year	(2.0)

232.4
Intercompany account settlement related to prior year IRS settlement	(42.2)

Total cash from the sale of FAFLIC and related intercompany settlements	$190.2

Including the aforementioned transactions, we believe our holding company’s cash and fixed maturities will approximate $480 million as of December 31, 2008, including approximately $50 million of the aforementioned trust preferred capital securities and assuming no further purchases of the capital securities or repurchases of our common stock. We expect to continue to generate sufficient positive operating cash to meet all short-term and long-term cash requirements, including the funding of our qualified defined benefit pension plan. Based on current law, we are required to contribute $17.7 million in 2008, all of which has been paid as of September 30, 2008. We may be required to make significant cash contributions to our qualified defined benefit pension plan in future years. Effective January 1, 2008, Hanover Insurance assumed FAFLIC’s responsibilities as the common employer of all employees of the holding company and its subsidiaries and as such, the funding of these plans is now the responsibility of Hanover Insurance.

Our insurance subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. Recently, the financial markets have experienced unprecedented declines in value, including many securities currently held by THG and its subsidiaries. We believe that recent government actions, including The Emergency Economic Stabilization Act of 2008 and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value. Furthermore, as of September 30, 2008, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. We do not anticipate the need to sell these securities to meet our insurance subsidiaries’ cash requirements. We expect our insurance subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

On October 24, 2008, our Board of Directors declared an annual dividend of 45 cents per share on all outstanding stock of the company payable December 10, 2008, to shareholders of record at the close of business on November 26, 2008.

On October 16, 2007, our Board of Directors authorized a share repurchase program of up to $100 million. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. Although there were no purchases in the third quarter, as of September 30, 2008, we had repurchased approximately 1.4 million shares for a cost of approximately $60 million. We may repurchase shares under this program in future periods upon the stabilization of the financial markets and when management deems appropriate. From time to time we may also repurchase senior debt or capital securities on an opportunistic basis. Through September 30, 2008 we have repurchased $38.6 million of trust preferred capital securities of an affiliated entity, which have a face value of $46.5 million.

In June 2007, we entered into a $150.0 million committed syndicated credit agreement which expires in June 2010. Borrowings, if any, under this agreement are unsecured and incur interest at a rate per annum equal to, at our option, a designated base rate or the Eurodollar rate plus applicable margin. The agreement provides covenants, including, but not limited to, maintaining a certain level of equity and an RBC ratio in our primary property and casualty companies of at least 175% (based on the Industry Scale). We are in compliance with the covenants of this agreement. We had no borrowings under this line of credit during 2008. Additionally, we had no commercial paper borrowings as of September 30, 2008 and we do not anticipate utilizing commercial paper in 2008.

Other Matters

We have a qualified defined benefit pension plan and several non-qualified pension plans that were frozen as of January 1, 2005. Several factors and assumptions affect the amount of costs associated with the plans and contributions required to be provided to the trust for the qualified plan, including, among others, assumed long-term rates of return on plan assets.

To determine the expected long-term return on plan assets, we consider the historical mean returns by asset class for passive indexed strategies, as well as current and expected asset allocations and adjust for certain factors that we believe will have an impact on future returns. Actual returns on plan assets in any given year seldom result in the achievement of the expected rate of return on assets. Actual returns that are in excess of these expected returns will generally reduce the net actuarial losses that are reflected in our accumulated other comprehensive income balance in shareholders’ equity, whereas actual returns on plan assets which are less than expected returns will generally increase our net actuarial losses that are reflected in accumulated other comprehensive income. These gains or losses are amortized into expense over a number of years.

Expenses related to these plans are generally calculated based upon information available at the beginning of the plan year. For 2008, we expect that our pre-tax expense related to our defined benefit plans will be $0.1 million. The assets held by the qualified benefit plan are subject to the current global economic crisis (see Investment Portfolio). These investment assets have generated significant levels of negative returns in the first nine months of 2008. Therefore, we anticipate that our net actuarial losses will increase significantly with our next valuation as of January 1, 2009. This increase in actuarial losses will be amortized into expense over a number of years and will result in pension related expenses in 2009 that are significantly higher than our costs in 2008. Additionally, given the decline in the value of the assets held by the qualified plan, we also expect that the required contributions in 2009 and beyond will increase as well in order to maintain what management deems to be appropriate funding levels in light of the current economic environment.

Pension plan participant information, referred to as census data, is also an important component in our estimate of benefit expense, as well as actuarially determined projected benefit obligations and funded status under Statement Nos. 158 and 87. During the third quarter of 2007, we detected errors in the census data prepared by our external recordkeeper and initiated a detail review of current and certain historical pension census data. This review was completed in the fourth quarter of 2007. Based on the results of that review, the Company recorded in 2007 results, costs associated with these errors. This included a cumulative increase related to prior years’ pension expense of $6.0 million and was not deemed to be significant to any individual segment it affected. The Company had previously recorded, in the third quarter of 2007, additional expenses relating to prior quarters which totaled approximately $5 million.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements that are reasonably likely to have an effect on our financial position, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies and Regulatory Matters

LITIGATION AND CERTAIN REGULATORY MATTERS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from our Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, we understated the accrued benefit in the calculation. We filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. On December 3, 2007, plaintiff filed a Notice of Appeal of this dismissal to the United States Court of Appeals for the Sixth Circuit. Oral arguments on the plaintiff’s appeal took place on October 28, 2008 and we are awaiting the court’s decision. In our judgment, the outcome is not expected to be material to our financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

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

Hurricane Katrina Litigation

We have been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of September 30, 2008, there were approximately 175 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies. On April 8, 2008, the Louisiana Supreme Court issued a decision in the case of Sher v. Lafayette Insurance Company, et al, No. 2007-C-2441, holding that flood exclusions such as those used in our policies are unambiguous and enforceable. On July 7, 2008, the court denied plaintiff’s request for rehearing on this issue.

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

A final, non-appealable order that under the Louisiana Valued Policy Law our flood exclusion is inapplicable where any portion of a loss is attributable to a covered peril could have a material adverse effect on our financial position, and would likely have such effect on our results of operations. We have established our loss and LAE reserves on the assumption that the application of the Valued Policy Law will not result in us having to pay damages for perils not otherwise covered, that we will not have any liability under the “Road Home” or similar litigation, and that we will otherwise prevail in litigation as to the causes of certain large losses and not incur extra contractual or punitive damages.

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

In March 2005, Michigan’s Commissioner of the Office of Financial and Insurance Services (“OFIS”) promulgated rules that would, among other things, prohibit property and casualty companies from using insurance scores (which are formulated on the basis of certain information from a person’s credit report) to rate personal lines insurance policies, and eliminate premium discounts for low-risk insureds with favorable insurance scores. The validity of these rules was challenged in a lawsuit by a number of insurer trade associations and insurers, including THG’s subsidiary, Citizens Insurance Company of America. The trial court held the rules to be illegal, invalid and unenforceable, and permanently enjoined OFIS from enforcing them. The Commissioner appealed to the Michigan Court of Appeals, which on August 21, 2008, issued an opinion reversing the trial court’s opinion and injunction. The plaintiffs and OFIS have both filed Applications for Leave To Appeal the Court of Appeals decision to the Michigan Supreme Court, and these applications are currently pending. If the challenged rules are ultimately determined to be valid and are enforced, the Company would expect potentially significant disruption to occur in the Michigan personal automobile and homeowners insurance markets, and it is difficult to predict the resulting impact on our premium levels and underwriting profitability with respect to these lines of business. Other states, including Florida, are also advancing proposals to ban or limit the use of insurance scores in the rating and underwriting of insurance policies, and similar proposals have been made from time to time at the federal level.

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

Catastrophe loss – Loss and directly identified loss adjustment expenses from catastrophes. The Insurance Services Office (“ISO”) Property Claim Services (“PCS”) defines a catastrophe loss as an event that causes $25 million or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers. In addition to those catastrophe events declared by ISO, claims management also generally includes within the definition of a “catastrophe loss”, an event that causes approximately $5 million or more in company insured property losses and affects in excess of one hundred policyholders.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the first nine months of 2008 to these risks or our management of them. However, since December 31, 2007, the magnitude of unrealized losses associated with the risks described has increased significantly. This increase is discussed in the “Investment Portfolio” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the internal control over financial reporting, as required by Rule 13a-15(d) of the Exchange Act, to determine whether any changes occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no such change during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Durand Litigation

On March 12, 2007, a putative class action suit captioned Jennifer A. Durand v. The Hanover Insurance Group, Inc., The Allmerica Financial Cash Balance Pension Plan was filed in the United States District Court for the Western District of Kentucky. The named plaintiff, a former employee who received a lump sum distribution from the Company’s Cash Balance Plan at or about the time of her termination, claims that she and others similarly situated did not receive the appropriate lump sum distribution because in computing the lump sum, the Company understated the accrued benefit in the calculation. The Company filed a motion to dismiss on the basis that the plaintiff failed to exhaust administrative remedies, which motion was granted without prejudice in a decision dated November 7, 2007. On December 3, 2007, plaintiff filed a Notice of Appeal of this dismissal to the United States Court of Appeals for the Sixth Circuit. Oral arguments on the plaintiff’s appeal took place on October 28, 2008 and the Company is awaiting the court’s decision. In the Company’s judgment, the outcome is not expected to be material to its financial position, although it could have a material effect on the results of operations for a particular quarter or annual period.

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

Hurricane Katrina Litigation

The Company has been named as a defendant in various litigations, including putative class actions, relating to disputes arising from damages which occurred as a result of Hurricane Katrina in 2005. As of September 30, 2008, there were approximately 175 such cases. These cases have been filed in both Louisiana state courts and federal district courts. These cases generally involve, among other claims, disputes as to the amount of reimbursable claims in particular cases (e.g. how much of the damage to an insured property is attributable to flood and therefore not covered, and how much is attributable to wind, which may be covered), as well as the scope of insurance coverage under homeowners and commercial property policies due to flooding, civil authority actions, loss of landscaping, business interruption and other matters. Certain of these cases claim a breach of duty of good faith or violations of Louisiana insurance claims handling laws or regulations and involve claims for punitive or exemplary damages. Certain of the cases claim that under Louisiana’s so-called “Valued Policy Law,” the insurers must pay the total insured value of a home which is totally destroyed if any portion of such damage was caused by a covered peril, even if the principal cause of the loss was an excluded peril. Other cases challenge the scope or enforceability of the water damage exclusion in the policies. On April 8, 2008, the Louisiana Supreme Court issued a decision in the case of Sher v. Lafayette Insurance Company, et al, No. 2007-C-2441, holding that flood exclusions such as those used in the Company’s policies are unambiguous and enforceable. On July 7, 2008, the court denied plaintiff's request for rehearing on this issue.

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

On May 21, 2008, the Louisiana Supreme Court issued a decision in the case of Landry v. Louisiana Citizens Property Insurance Company, No.2007-C-1907 rejecting plaintiffs' contention that they were entitled under the Valued Policy Law to receive the full value of their homeowners policy even though at least part of the total loss to their home from Hurricane Rita was the result of flood, a non-covered peril. The court found the Valued Policy Law to be inapplicable to the plaintiffs because the insurer in its application had set forth an alternative manner of loss computation.

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

A final, non-appealable order that under the Louisiana Valued Policy Law our flood exclusion is inapplicable where any portion of a loss is attributable to a covered peril could have a material adverse effect on our financial position, and would likely have such effect on our results of operations. The Company has established our loss and LAE reserves on the assumption that the application of the Valued Policy Law will not result in us having to pay damages for perils not otherwise covered, that we will not have any liability under the “Road Home” or similar litigation, and that we will otherwise prevail in litigation as to the causes of certain large losses and not incur extra contractual or punitive damages .

ITEM 1A–RISK FACTORS

Risks and Forward-Looking Statements

We wish to caution readers that the current financial market turmoil and the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results for the remainder of 2008 and beyond to differ materially from historical results and from those expressed in any of our forward-looking statements. When used in our Management’s Discussion and Analysis, the words “believes”, “anticipates”, “expects”, “projections”, “outlook”, “should”, “could”, “plan”, “guidance” and similar expressions are intended to identify forward-looking statements. See "Important Factors Regarding Forward-Looking Statements" filed as Exhibit 99.2 to our Annual Report on Form 10-K for the period ended December 31, 2007. While any of these factors could affect our business as a whole, we have grouped certain factors by the business segment to which we believe they are most likely to apply.

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

Risks Relating To Our Property And Casualty Insurance Business

We generate most of our total revenues and earnings through our property and casualty insurance subsidiaries. The results of companies in the property and casualty insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability could be affected significantly by (i) adverse loss development or loss adjustment expense for events we (including our recently acquired subsidiaries) have insured in either the current or in prior years, including risks indirectly insured through various mandatory market mechanisms or through discontinued pools which are included in the Other Property and Casualty segment (our discontinued Life Companies business also includes discontinued pools which present similar risks) or the expected decline in the amount of favorable development which has been realized in recent periods, which could be material, particularly in light of the significance of favorable development as a contributor to Property and Casualty segment income; (ii) an inability to retain profitable policies in force and attract profitable policies in our Personal Lines and Commercial Lines segments, whether as the result of an increasingly competitive product pricing environment, the adoption by competitors of strategies to increase agency appointments and commissions, as well as marketing and advertising expenditures or otherwise; (iii) heightened competition, including the recent intensification of price competition and increased marketing efforts by our competitors, the entry of new competitors and the introduction of new products by new and existing competitors, or as the result of consolidation within the financial services industry and the entry of additional financial institutions into the insurance industry; (iv) failure to obtain new customers, retain existing customers or reductions of policies in force by existing customers, whether as a result of recent competition or otherwise; (v) increases in costs, particularly those occurring after the time our products are priced and including construction, automobile, and medical and rehabilitation costs, and including as the result of “cost shifting” from health insurers to casualty and liability insurers (whether as a result of an increasing number of injured parties without health insurance or coverage changes in health policies to make such coverage, in certain circumstances, secondary to other policies); (vi) restrictions on insurance underwriting; (vii) adverse state and federal legislation or regulation, including mandated decreases in rates, the inability to obtain further rate increases, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates, limitations on the ability to manage care and utilization, requirements to write certain classes of business, recently enacted changes to the “fix-and-establish” rate setting mechanism for personal automobile rates in Massachusetts, limitations on the use of credit scoring, such as proposals to ban the use of credit scores with respect to personal lines in Michigan and Florida or arising out of the recent report on credit scores issued by the U.S. Federal Trade Commission, restrictions on the use of certain compensation arrangements with agents and brokers, as well as continued compliance with state and federal regulations; (viii) adverse changes in the ratings obtained from independent rating agencies, such as Moody’s, Standard and Poor’s and A.M. Best, whether due to additional capital requirements, our underwriting performance or other factors, including future rating agency requirements that may result from the current global economic crisis; (ix) industry-wide change resulting from investigations and inquiries relating to compensation arrangements with insurance brokers and agents; (x) disruptions caused by the introduction of new Personal Lines products, such as our multivariate auto and our new homeowners products, and related technology changes and new Personal and Commercial Lines operating models or in connection with the integration of newly acquired businesses; (xi) disruptions caused by the implementation of a new claims system for both the personal and commercial automobile lines; and (xii) the impact of our acquisition of Professionals Direct, Inc. and Verlan Holdings, Inc. or other future acquisitions, including the planned acquisition of AIX Holdings, Inc.

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

Specifically, underwriting results and segment income could be adversely affected by further changes in our net loss and LAE estimates related to hurricanes Katrina, Rita, Ike and Gustav. The risks and uncertainties in our business that may affect such estimates and future performance, including the difficulties in arriving at such estimates, should be considered. Estimating losses following any major catastrophe is an inherently uncertain process. Factors that add to the complexity in these events include the legal and regulatory uncertainty, the complexity of factors contributing to the losses, delays in claim reporting, the impact of “demand surge” and a slower pace of recovery resulting from the extent of damage sustained in the affected areas due in part to the availability and cost of resources to effect repairs. As a result, there can be no assurance that our ultimate costs associated with these events will not be substantially different from current estimates.

Additionally, future operating results as compared to prior years and forward-looking information regarding Personal Lines and Commercial Lines segment information on written and earned premiums, policies in force, underwriting results and segment income currently are expected to be adversely affected by competitive and regulatory pressures affecting rates, particularly in Massachusetts, where the introduction of “managed competition” in the personal automobile line is expected to result in rate decreases. In addition, underwriting results and segment income could be adversely affected by changes in frequency and loss trends. Results in Personal Lines business may also be adversely affected by pricing decreases and market disruptions (including any caused by the current economic environment, particularly in Michigan, proposals in Michigan to reduce rates, expand coverage, limit territorial ratings, or expand circumstances in which parties can recover non-economic damages for bodily injury claims (i.e., efforts to modify or overturn the so-called Kreiner decision), the Michigan Commissioner of Insurance’s proposed ban, and a bill passed by the Michigan House of Delegates to ban, the use of credit scores, or the Governor’s executive order creating a new position of the Automobile and Home Insurance Consumer Advocate, who is to act independent from the Michigan Commissioner of Insurance). The introduction of “managed competition” in Massachusetts has resulted in overall rate level reductions. Additionally, there is uncertainty regarding our ability to attract and retain customers in this market as new and larger carriers enter the state as a result of “managed competition”.

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

Risks Relating To Our Discontinued Life Companies Business

Our discontinued Life Companies businesses may be affected by (i) adverse actions related to legal and regulatory actions described under “Contingencies and Regulatory Matters”, including those which are subject to the “FIN 45” reserve described under “Life Companies – Discontinued Operations”; (ii) adverse loss and expense development related to our discontinued assumed accident and health reinsurance pool business or failures of our reinsurers to timely pay their obligations (especially in light of the fact that historically these pools sometimes involved multiple layers of overlapping reinsurers, or so called “spirals”); (iii) possible claims relating to sales practices for insurance and investment products or our historical administration of such products, including with respect to activities of our former agents; (iv) adverse trends in mortality and morbidity; (v) lower appreciation or decline in value of our managed investments or the investment markets in general; and (vi) issues relating to the administration of the Closed Block, including the implementation of new dividend scales.

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

Risks Relating To Our Business Generally

Other market fluctuations and general economic, market and political conditions also may negatively affect our business and profitability. These conditions include (i) the difficulties of estimating the impact of the current financial turmoil on the value of our investment portfolio and future investment income, including the amount of realized losses and impairments which will be recognized in future financial reports and our ability and intent to hold such investments until recovery; (ii) the impact on our capital and liquidity of the current financial turmoil; (iii) changes in interest rates causing a reduction of investment income or in the market value of interest rate sensitive investments; (iv) higher service, administrative or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (v) the inability to attract, or the loss or retirement of key executives or other key employees, and increased costs associated with the replacement of key executives or employees; (vi) changes in our liquidity due to changes in asset and liability matching, including the effect of defaults of debt securities; (vii) failure of a reinsurer of our policies to pay its liabilities under reinsurance or coinsurance contracts or adverse effects on the cost and availability of reinsurance; (viii) changes in the mix of assets comprising our investment portfolios and changes in general market conditions that may cause the market value of our investment portfolio to fluctuate, including the expansion of current concerns regarding sub-prime mortgages to prime mortgage and corresponding mortgage-backed or other debt securities and concerns relative to the ratings and capitalization of municipal bond and mortgage guarantees and the valuation of commercial mortgages and commercial mortgage backed securities; (ix) losses resulting from our participation in certain reinsurance pools, including pools in which we no longer participate but may have unquantified potential liabilities relating to asbestos and other matters, or from fronting arrangements where the reinsurer does not meet all of its reinsurance obligations; (x) defaults or impairments of debt securities held by us; (xi) higher employee benefit costs due to the significant decline in market values of defined benefit retirement plan assets resulting from the current economic crisis, interest rate fluctuations, regulatory requirements or judicial interpretations of benefits (including with respect to our Cash Balance Plan which is the subject of the Durand litigation); (xii) the effects of our restructuring actions, including any resulting from our review of operational matters related to our business, including a review of our markets, products, organization, financial capabilities, agency management, regulatory environment, ancillary businesses and service processes; (xiii) errors or omissions in connection with the administration of any of our products; (xiv) breaches of our information technology security systems or other operational disruptions or breaches which result in the loss or compromise of confidential financial, personal, medical or other information about our policyholders, agents or others with whom we do business; and (xv) interruptions in our ability to conduct business as a result of terrorist actions, catastrophes or other significant events affecting infrastructure, and delays in recovery of our operating capabilities.

In addition, the projected proceeds from the expected sale of our life insurance business, FAFLIC, and the estimated loss on sale of this business, which is included in discontinued operations, are forward looking statements. There are certain factors that could cause actual results to differ materially from those anticipated. These include: (i) the successful consummation of the transactions with Commonwealth Annuity in a timely manner; (ii) the various conditions to the consummation of such transactions being satisfied or waived without the imposition of material burdens or expenses; (iii) the required regulatory approvals of the transactions being obtained in a timely manner without the imposition of any material restrictions or burdens, including the proposed dividend, the sale to Commonwealth Annuity, the coinsurance and related agreements for the accident and health business, certain intercompany transactions, including the proposed sale by THG to Hanover Insurance for cash and securities of assets THG receives from the proposed dividend; (iv) the statutory results of operations of FAFLIC until close, which will impact the statutory surplus of FAFLIC and consequently the ultimate dividend and purchase price; (v) the uncertainties as to the gross or net proceeds to be received by THG, including the uncertainty as to the effects of the various purchase price adjustments and expenses incurred by THG, the impact of various tax elections, the decline in value of certain investment assets and potential increases in investment impairments; (vi) the ability to realize post-closing earnings for the property-casualty segment that are taxable and make FAFLIC’s tax attributes valuable; and (vii) the impact of contingent liabilities, including litigation and regulatory matters, assumed by THG in connection with the transaction.

An aspect of the proposed transaction would require regulatory approval from the New Hampshire Insurance Department for the sale of various assets received by THG from FAFLIC (valued at approximately $123 million) to Hanover Insurance in exchange for cash and securities held by Hanover Insurance. While this transaction is not a condition to closing the purchase and sale of FAFLIC to Commonwealth Annuity, the failure to obtain such regulatory approval for such sale of assets, if it occurred, could negatively affect the expected liquidity of THG.

Additionally, an aspect of the proposed reinsurance arrangement associated with the expected sale of FAFLIC would require Hanover Insurance to segregate and place in trust, in the event of ratings downgrades at specified levels, assets backing the net reserves relating to the reinsured liabilities (which, as of September 30, 2008, would have been approximately $135 million). Such event, if it occurred, could negatively affect the liquidity of Hanover Insurance.

Also, the sale of FAFLIC is expected to result in the reallocation of certain corporate overhead costs to other segments. Although these reallocated costs are not expected to have a material adverse effect on the other segments’ results, there can be no certainty that the reallocation will not affect expenses, expense ratios, segment results and other items.

Recent developments in the global financial markets may adversely affect our investments assets portfolio and overall performance. Global financial markets have recently experienced unprecedented and challenging conditions, including a tightening in the availability of credit and the failure of several large financial institutions. As a result, certain government bodies and central banks worldwide, including the U.S. Treasury Department and the U.S. Federal Reserve, have undertaken unprecedented intervention programs, the effects of which remain uncertain. There can be no assurances that these intervention programs, including The Emergency Economic Stabilization Act of 2008, will be successful in improving conditions in the global financial market. The U.S. economy has experienced and continues to experience significant declines in employment, household wealth, and lending. If conditions further deteriorate, our business could be affected in different ways. Continued turbulence in the U.S. economy and contraction in the credit markets could adversely affect our profitability, demand for our products or our ability to raise rates, and could also result in declines in market value and future impairments of our investment assets. There can be no assurances that conditions in the global financial markets will not worsen and/or further adversely affect our investments assets portfolio and overall performance. Recessionary economic periods and higher unemployment are historically accompanied by higher claims activity, particularly in the personal lines of business and in the workers compensation line of business and higher defaults in contractors’ bonds.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On October 16, 2007, the Board of Directors authorized the repurchase of up to $100 million of our common stock. Under this repurchase authorization, we may repurchase our common stock from time to time, in amounts and prices and at such times as we deem appropriate, subject to market conditions and other considerations. We are not required to purchase any specific number of shares or to make purchases by any certain date under this program. No shares were repurchased pursuant to this program in the third quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – 30, 2008(1)	263	$41.32	—	$39,800,000
August 1 – 31, 2008(2)	4,307	44.22	—	39,800,000
September 1 – 30, 2008(1)	2,465	47.08	—	39,800,000

Total	7,035	$45.11	—	$39,800,000

(1)	Shares were withheld to satisfy tax withholding amounts due from employees related to the receipt of stock which resulted from the vesting of their restricted stock units and performance based restricted stock units.
(2)	Shares were withheld to satisfy tax withholding amounts due from employees upon their receipt of previously restricted shares and related to the receipt of stock which resulted from the vesting of their performance based restricted stock units.

ITEM 6 – EXHIBITS

EX – 31.1	Certification of the Chief Executive Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 31.2	Certification of the Chief Financial Officer, pursuant to 15 U.S.C. 78m, 78o(d), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

EX – 32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EX – 32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hanover Insurance Group, Inc
Registrant

November 6, 2008	/s/ Frederick H. Eppinger, Jr.
Date	Frederick H. Eppinger, Jr.
President, Chief Executive Officer and Director

November 6, 2008	/s/ Eugene M. Bullis
Date	Eugene M. Bullis
Executive Vice President, Chief Financial Officer and Principal Accounting Officer